Form 10-Q/A
period 1996-03-31
IDEXX LABORATORIES INC /DE
filed 1996-05-09
CIK 874716

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 1996
                                  --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number:   0-19271
                          -------

                            IDEXX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                01-0393723
       (State of incorporation)           (I.R.S. Employer Identification No.)

   ONE IDEXX DRIVE, WESTBROOK, MAINE                     04092
(Address of principal executive offices)               (Zip Code)

                                 (207) 856-0300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 1996, 36,737,429 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                      Page

PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements:
              Consolidated Balance Sheets
              March 31, 1996 and December 31, 1995                     3

              Consolidated Statements of Operations
              Three Months Ended
              March 31, 1996 and March 31, 1995                        4

              Consolidated Statements of Cash Flows
              Three Months Ended
              March 31, 1996 and March 31, 1995                        5

              Notes to Consolidated Financial Statements               6-8

SIGNATURES                                                             9

PART I -- FINANCIAL INFORMATION

         Item 1. -- Financial Statements

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                               March 31,            December 31,
                                                                                 1996                   1995
                                                                                 ----                   ----
CURRENT ASSETS:
   Cash and cash equivalents                                                  $128,683,485          $149,252,497
   Short-term investments                                                       50,256,706            34,409,074
   Accounts receivable, less reserves of $2,691,000
       and $2,510,000 in 1996 and 1995, respectively                            55,800,307            44,091,136
   Inventories                                                                  33,431,041            28,192,490
   Other current assets                                                          8,066,154             6,034,503
                                                                              ------------          ------------
      Total current assets                                                     276,237,693           261,979,700

LONG-TERM INVESTMENTS                                                           11,382,040            13,625,890

PROPERTY AND EQUIPMENT, AT COST:
   Leasehold improvements                                                       15,704,142            14,878,226
   Machinery and equipment                                                      14,348,888            13,406,525
   Office furniture and equipment                                               12,068,770            10,615,208
   Construction in Progress                                                             --             1,439,448
                                                                              ------------          ------------
                                                                                42,121,800            40,339,407
   Less -- Accumulated depreciation and amortization                            16,244,358            14,843,799
                                                                              ------------          ------------
                                                                                25,877,442            25,495,608
OTHER ASSETS                                                                    10,997,747            11,438,427
                                                                              ------------          ------------
                                                                              $324,494,922          $312,539,625
                                                                              ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $ 14,020,894          $ 10,807,092
   Accrued expenses                                                             16,967,109            16,656,872
   Notes Payable                                                                        --             1,687,433
   Deferred revenue                                                              4,796,397             4,263,550
                                                                              ------------          ------------
      Total current liabilities                                                 35,784,400            33,414,947

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value
       Authorized 60,000,000 shares
       Issued and outstanding 36,708,960 shares in 1996
         and 36,548,596 shares in 1995                                           3,670,896             3,654,860
   Additional paid-in capital                                                  233,690,501           230,805,959
   Retained earnings                                                            52,181,645            45,221,905
   Cumulative translation adjustment                                              (832,520)             (558,046)
                                                                              ------------          ------------
      Total stockholders' equity                                               288,710,522           279,124,678
                                                                              ------------          ------------
                                                                              $324,494,922          $312,539,625
                                                                              ============          ============

          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                        March 31,                   March 31,
                                                                          1996                        1995
                                                                          ----                        ----
Revenue                                                                $57,399,856                 $39,174,201
Cost of revenue                                                         24,506,984                  16,196,411
                                                                       -----------                 -----------
         Gross Profit                                                   32,892,872                  22,977,790

Expenses:
         Sales and marketing                                            15,711,111                  10,444,952
         General and administrative                                      4,832,538                   3,777,887
         Research and development                                        2,809,495                   2,461,354
                                                                       -----------                 -----------
            Income from operations                                       9,539,728                   6,293,597
Interest income, net                                                     2,256,442                     580,593
                                                                       -----------                 -----------
            Net income before provision for
               income taxes                                             11,796,170                   6,874,190
Provision for income taxes                                               4,836,430                   2,840,000
                                                                       -----------                 -----------
            Net income                                                 $ 6,959,740                 $ 4,034,190
                                                                       ===========                 ===========

Net income per common and common
      equivalent share                                                       $0.18                       $0.12
                                                                             =====                       =====
Weighted average number of common and
      common equivalent shares outstanding                              39,362,309                  33,799,644
                                                                       ===========                 ===========

          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                          ------------------
                                                                      March 31,          March 31,
                                                                        1996                1995
                                                                        ----                ----
Cash Flows from Operating Activities:
   Net income                                                       $  6,959,740       $  4,034,190
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities -
        Depreciation and amortization                                  2,135,104          1,231,187
        Changes in assets and liabilities -
             Accounts receivable                                     (11,709,171)        (3,895,559)
             Inventories                                              (5,238,551)        (3,942,477)
             Other current assets                                     (2,031,651)          (244,622)
             Accounts payable                                          3,213,802          4,051,722
             Accrued expenses                                            310,237          3,967,948
             Deferred revenue                                            532,847            460,866
                                                                    ------------       ------------
                Net cash provided by (used in)
                   operating activities                               (5,827,643)         5,663,255
                                                                    ------------       ------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                                (1,782,393)        (3,681,005)
   Decrease (increase) in short-term investments                     (15,847,632)         6,115,150
   Decrease in long-term investments                                   2,243,850                 --
   Increase in other assets                                             (293,865)          (264,436)
                                                                    ------------       ------------
      Net cash provided by (used in) investing activities            (15,680,040)         2,169,709
                                                                    ------------       ------------

Cash Flows from Financing Activities:
   Payment of notes payable                                           (1,687,433)                --
   Proceeds from the exercise of stock options                         2,900,578            892,223
                                                                    ------------       ------------
      Net cash provided by financing activities                        1,213,145            892,223
                                                                    ------------       ------------

Net effect of foreign currency translation                              (274,474)           769,997
                                                                    ------------       ------------
Net Increase (decrease) in Cash and Cash Equivalents                 (20,569,012)         9,495,184

Cash and Cash Equivalents, beginning of period                       149,252,497         25,178,539
                                                                    ------------       ------------
Cash and Cash Equivalents, end of period                            $128,683,485       $ 34,673,723
                                                                    ============       ============

Supplemental Disclosure of Cash Flow Information:
      Interest paid during the period                               $    119,200       $      2,800
                                                                    ============       ============

      Income taxes paid during the period                           $  3,308,100       $    376,000
                                                                    ============       ============

          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION
     The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments which the Company considers necessary for a fair presentation of such information. The December 31, 1995 Balance Sheet was derived from the audited Consolidated Balance Sheets contained in the Company's latest stockholders' annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto which are contained in the Company's latest stockholders' annual report. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accompanying consolidated financial statements reflect the application of certain accounting policies described in this and other notes to the consolidated financial statements.

     a. Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

     b. Certain reclassifications have been made in the 1995 consolidated financial statements to conform with the current years presentation.

     c. The Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) effective January 1, 1994. Accordingly, the Company's cash equivalent and short-term investments are classified as held-to-maturity and are recorded at amortized cost which approximates market value.

          Cash Equivalents and Short-term Investments: Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following:

                Municipal bonds                           $ 7,703,034
                U.S. Treasury bills                        38,553,672
                Certificates of Deposit                     4,000,000
                                                          -----------
                                                          $50,256,706
                                                          ===========

          Long-term investments are investment securities with original maturities of greater than one year and consist of the following:

                Municipal bonds                           $ 7,342,352
                U.S. Treasury note                          4,039,688
                                                          -----------
                                                          $11,382,040
                                                          ===========

     d. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows:

                                                 March 31,          December 31,
                                                   1996                 1995
                                                   ----                 ----
                Raw materials                  $ 7,274,137          $ 5,058,199
                Work-in-process                  5,582,989            4,393,946
                Finished goods                  20,573,915           18,740,345
                                               -----------          -----------
                                               $33,431,041          $28,192,490
                                               ===========          ===========

3.   NET INCOME PER SHARE
     Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during each period, computed in accordance with the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented as it is not significantly different.

     Net income per common and common equivalent share and weighted average number of common and common equivalent shares outstanding for the three month period ended March 31, 1995 have been adjusted to reflect a 2-for-1 stock split in the form of a stock dividend paid on June 5, 1995.

4.   COMMITMENTS AND CONTINGENCIES
     From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Except as noted below with respect to the patent infringement suit brought by The Jewish Hospital of St. Louis, no litigation has been brought against the Company with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue during the three month period ended March 31, 1996 was attributable to products incorporating certain immunoassay technologies and products relating to the diagnosis of canine heartworm infection. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On February 4, 1993, the Company acquired Environetics, Inc. ("Environetics"), which brought a patent infringement suit with Stephen Edberg, Ph.D. against Millipore Corporation ("Millipore") in the U.S. District Court for the District of Connecticut on September 30, 1992 (the "Millipore I suit"). The complaint in the Millipore I suit was subsequently amended to add as additional plaintiffs Access Medical Systems, Inc., a subsidiary of the Company ("Access"), and Stephen C. Wardlaw, M.D. The primary relief sought by the plaintiffs is an injunction against Millipore which would prevent Millipore from selling a competitive product that the plaintiffs believe infringes U.S. Patent No. 4,925,789 (the " '789 Patent") covering the Company's Colilert product, under which Access and Environetics have an exclusive license from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the '789 Patent is invalid or not infringed.

     In addition, on July 26, 1995, the Company, Environetics, Access and Drs. Edberg and Wardlaw brought a second patent infringement suit against Millipore in the U.S. District Court for the District of Connecticut (the "Millipore II Suit"). The principal relief sought by the plaintiffs in the Millipore II suit is an injunction against Millipore which would prevent Millipore from selling a product which the plaintiffs believe infringes U.S. Patent No. 5,429,933 (the " '933 Patent"), which also covers the Colilert product. The '933 Patent, which is related to the '789 Patent, was issued in July 1995 to Dr. Edberg. Access and Environetics have an exclusive license under the '933 Patent from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the '933 Patent is invalid or not infringed.

     If the plaintiffs do not prevail in the Millipore I and Millipore II suits (which have been consolidated for trial), the Company anticipates that the Colilert product would encounter increased competition, which could adversely affect sales of the Colilert product.

     On February 24, 1995, CDC Technologies, Inc. ("CDC Technologies") filed suit against the Company in the U.S. District Court for the District of Connecticut. In its complaint, CDC Technologies alleges that the Company's conduct in, and its relationships with its distributors in connection with, the distribution of the Company's hematology products (i) violate federal and state antitrust statutes, (ii) violate Connecticut statutes regarding unfair trade practices, and (iii) constitute a civil conspiracy and interfere with CDC Technologies' business relations. The relief sought by CDC Technologies includes treble damages for antitrust violations as well as compensatory and punitive damages, and an injunction to prevent the Company from interfering with CDC Technologies' relations with distributors. The Company has filed an answer denying the allegations in CDC's complaint. Since discovery in this litigation is ongoing, the

     Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

     On May 26, 1995, The Jewish Hospital of St. Louis (the "Hospital") brought a suit against the Company which is currently pending in the U.S. District Court for the District of Maine for infringement of U.S. Patent No. 4,839,275 issued June 13, 1989 (the " '275 Patent"). The '275 Patent, which is owned by the Hospital, claims certain methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by the Hospital is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the '275 Patent, as well as treble damages for past infringement. While the Company believes that it has meritorious defenses in this matter, since discovery has recently commenced, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the state of New York. In their complaint, the plaintiffs allege that the Company has breached promises and made negligent misrepresentations, and has breached fiduciary and other duties. The plaintiffs are seeking damages in excess of $50,000,000. The Company purchased a 15% equity interest in Purisys in August 1994 for $616,000, and the Company subsequently advanced additional amounts to Purisys to purchase certain international distribution rights. In March 1995, the Company ceased advancing funds to Purisys, which filed for protection under Chapter 11 of the Bankruptcy Code in July 1995. While the Company believes it has meritorious defenses, since the litigation has just been filed and discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IDEXX LABORATORIES, INC.

Date: May 7, 1996

                                    /s/ Merilee Raines
                                    --------------------------------------------
                                    Merilee Raines, Vice President of Finance
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)