Form 10-Q
period 1996-06-30
IDEXX LABORATORIES INC /DE
filed 1996-07-26
CIK 874716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1996
                                    -------------

                                                or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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


Yes   X   No
    ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


As of July 24, 1996, 37,138,878 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                      Page

PART I -- FINANCIAL INFORMATION

Item 1.   Financial Statements:                                        3
          Consolidated Balance Sheets
          June 30, 1996 and December 31, 1995

          Consolidated Statements of Operations                        4
          Three and Six Months Ended
          June 30, 1996 and June 30, 1995

          Consolidated Statements of Cash Flows                        5
          Six Months Ended
          June 30, 1996 and June 30, 1995

          Notes to Consolidated Financial Statements                   6-9


Item 2.   Management's Discussion and Analysis of Financial           10-11
          Condition and Results of Operations


PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings                                           12-13

Item 4.   Submission of Matters to a Vote of Security-Holders         13

Item 6.   Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                            15

PART I -- FINANCIAL INFORMATION

         Item 1. -- Financial Statements
                    --------------------

                             IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)

                                   ASSETS
                                                                    June 30,           December 31,
                                                                      1996                 1995
                                                                      ----                 ----
CURRENT ASSETS:
   Cash and cash equivalents                                      $139,408,462        $149,252,497
   Short-term investments                                           48,022,684          34,409,074
   Accounts receivable, less reserves of $3,179,000
      and $2,510,000 in 1996 and 1995, respectively                 59,540,881          44,091,136
   Inventories                                                      40,195,223          28,192,490
   Other current assets                                              8,648,210           6,034,503
                                                                  ------------        ------------
      Total current assets                                         295,815,460         261,979,700

LONG-TERM INVESTMENTS                                               10,466,300          13,625,890

PROPERTY AND EQUIPMENT, AT COST:
   Leasehold improvements                                           15,053,664          14,878,226
   Machinery and equipment                                          15,616,555          13,406,525
   Office furniture and equipment                                   15,048,649          10,615,208
   Construction in Progress                                          1,665,716           1,439,448
   Building                                                            388,075                  --
                                                                  ------------        ------------
                                                                    47,772,659          40,339,407
   Less -- Accumulated depreciation & amortization                  17,797,580          14,843,799
                                                                  ------------        ------------
                                                                    29,975,079          25,495,608
OTHER ASSETS                                                        12,572,311          11,438,427
                                                                  ------------        ------------
                                                                  $348,829,150        $312,539,625
                                                                  ============        ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                               $ 23,396,351        $ 10,807,092
   Accrued expenses                                                 21,390,764          16,656,872
   Notes payable                                                            --           1,687,433
   Deferred revenue                                                  5,223,567           4,263,550
                                                                  ------------        ------------
      Total current liabilities                                     50,010,682          33,414,947

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value
      Authorized 60,000,000 shares
      Issued and outstanding 36,953,424 shares in 1996
         and 36,548,596 shares in 1995                               3,695,342           3,654,860
Additional paid-in capital                                         236,138,511         230,805,959
Retained earnings                                                   60,075,037          45,221,905
Cumulative translation adjustment                                   (1,090,422)           (558,046)
                                                                  ------------        ------------
   Total stockholders' equity                                      298,818,468         279,124,678
                                                                  ------------        ------------
                                                                  $348,829,150        $312,539,625
                                                                  ============        ============


          See accompanying notes to consolidated financial statements.


                                 IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                          Three Months Ended                    Six Months Ended
                                          ------------------                    ----------------
                                       June 30,         June 30,            June 30,         June 30,
                                        1996              1995                1996             1995
                                        ----              ----                ----             ----

Revenue                              $65,875,210       $46,501,555         $123,275,066     $85,675,756


Cost of revenue                       28,579,930        19,540,742           53,086,914      35,737,153
                                     -----------       -----------         ------------     -----------

   Gross Profit                       37,295,280        26,960,813           70,188,152      49,938,603

Expenses:
   Sales and marketing                16,018,957        11,896,774           31,730,068      22,341,726
   General and administrative          7,107,499         4,376,276           11,940,037       8,154,163
   Research and development            3,091,131         2,723,364            5,900,626       5,184,718
                                     -----------       -----------         ------------     -----------
    Income from operations            11,077,693         7,964,399           20,617,421      14,257,996
Interest income, net                   2,300,937           579,013            4,557,379       1,159,606
                                     -----------       -----------         ------------     -----------
   Net income before provision for
    income taxes                      13,378,630         8,543,412           25,174,800      15,417,602
Provision for income taxes             5,485,238         3,599,000           10,321,668       6,439,000
                                     -----------       -----------         ------------     -----------

   Net income                        $ 7,893,392       $ 4,944,412           14,853,132       8,978,602
                                     ===========       ===========         ============     ===========

Net income per common and
 common equivalent share                   $0.20             $0.15               $0.38            $0.27
                                     ===========       ===========         ===========      ===========

Weighted average number of
  common and common equivalent
    shares outstanding                39,288,396        33,957,246          39,321,556       33,878,445
                                     ===========       ===========         ===========      ===========





          See accompanying notes to consolidated financial statements.


                                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                       Six Months Ended
                                                                  June 30,            June 30,
                                                                    1996                1995
                                                                    ----                ----

Cash Flows from Operating Activities:
 Net income                                                      $ 14,853,132        $ 8,978,602
 Adjustments to reconcile net income to net cash
  provided by operating activities -
   Depreciation and amortization                                    3,543,383          2,725,010
   Changes in assets and liabilities -
     Accounts receivable                                          (14,199,299)        (8,400,709)
     Inventories                                                  (12,002,733)        (6,628,162)
     Other current assets                                          (2,438,665)        (1,114,253)
     Accounts payable                                              11,613,211          5,010,933
     Accrued expenses                                               2,556,941          3,128,953
     Deferred revenue                                                 960,017          1,273,321
                                                                 ------------        -----------
       Net cash provided by
        operating activities                                        4,885,987          4,973,695
                                                                 ------------        -----------

Cash Flows from Investing Activities:
 Purchases of property and equipment                               (5,475,757)        (8,623,246)
 Decrease (increase) in investments, net                          (10,454,020)         8,464,435
 Decrease in other assets                                             617,914             37,105
 Acquisitions (see Note 5)                                         (2,571,384)        (3,500,000)
                                                                 ------------        -----------
  Net cash used in investing activities                           (17,883,247)        (3,621,706)
                                                                 ------------        -----------

Cash Flows from Financing Activities:
 Proceeds from (repayment of) notes payable                        (1,687,433)         1,687,433
 Proceeds from the exercise of stock options                        5,373,034          2,537,795
                                                                 ------------        -----------
  Net cash provided by financing activities                         3,685,601          4,225,228
                                                                 ------------        -----------

Net Effect of Foreign Currency Translation                           (532,376)           699,008
                                                                 ------------        -----------
Net Increase (decrease) in Cash and Cash Equivalents               (9,844,035)         6,276,225

Cash and Cash Equivalents, beginning of period                    149,252,497         25,178,539
                                                                 ------------        -----------
Cash and Cash Equivalents, end of period                          139,408,462        $31,454,764
                                                                 ============        ===========

Supplemental Disclosure of Cash Flow Information:
   Interest paid during the period                               $    126,700        $    11,901
                                                                 ============        ===========
   Income taxes paid during the period                           $  6,744,400        $ 5,126,321
                                                                 ============        ===========



          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared by IDEXX Laboratories, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments which the Company considers necessary for a fair presentation of such information. The December 31, 1995 Balance Sheet was derived from the audited Consolidated Balance Sheets contained in the Company's latest stockholders' annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto which are contained in the Company's latest stockholders' annual report. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

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

          Cash Equivalents and Short-term Investments: Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following:

                  Municipal bonds                       $ 9,500,000
                  U.S. Treasury bills                    38,522,684
                                                        -----------
                                                        $48,022,684
                                                        ===========


          Long-term investments are investment securities with original maturities of greater than one year and consist of the following:

                  Municipal bonds                       $ 6,426,612
                  U.S. Treasury note                      4,039,688
                                                        -----------
                                                        $10,466,300
                                                        ===========


     d. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows:

                                         June 30,           December 31,
                                           1996                 1995
                                           ----                 ----

           Raw materials               $ 8,060,284          $ 5,058,199
           Work-in-process               5,033,363            4,393,946
           Finished goods               27,101,576           18,740,345
                                       -----------          -----------
                                       $40,195,223          $28,192,490
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

4.   COMMITMENTS AND CONTINGENCIES

     From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Except as noted below with respect to the patent infringement suit brought by The Jewish Hospital of St. Louis, no litigation has been brought against the Company with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue during the three month period ended June 30, 1996 was attributable to products incorporating certain immunoassay technologies and products relating to the diagnosis of canine heartworm infection. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

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

     On May 26, 1995, The Jewish Hospital of St. Louis (the "Hospital") brought a suit against the Company which is currently pending in the U.S. District Court for the District of Maine for infringement of U.S. Patent No. 4,839,275 issued June 13, 1989 (the " '275 Patent"). The '275 Patent, which is owned by the Hospital, claims certain methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by the Hospital is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the '275 Patent, as well as treble damages for past infringement. While the Company believes that it has meritorious defenses in this matter, since discovery is ongoing, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the state of New York. In their complaint, the plaintiffs allege that the Company has breached promises and made negligent misrepresentations, and has breached fiduciary and other duties. The plaintiffs are seeking damages in excess of $50,000,000. The Company purchased a 15% equity interest in Purisys in August 1994 for $616,000, and the Company subsequently advanced additional amounts to Purisys to purchase certain international distribution rights. In March 1995, the Company ceased advancing funds to Purisys, which filed for protection under Chapter 11 of the Bankruptcy Code in July 1995. In May 1996, the court granted IDEXX's motion to dismiss the plaintiffs' suit, however the plaintiffs have requested the court to reconsider the dismissal and permit the plaintiffs to amend their complaint. While the Company believes it has meritorious defenses, since discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

5.   ACQUISITIONS

     The Company's consolidated results of operations include the results of operations of three veterinary reference laboratory businesses recently acquired by the Company for an aggregate purchase price of approximately $2.6 million in cash and the assumption of certain liabilities. In connection with these acquisitions, the Company entered into non-compete agreements for a period up to five years with certain of the entities, shareholders or former shareholders, and may become obligated to pay additional compensation to management of these companies based on achieving certain operating results. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of the laboratories has been included in the Company's consolidated results of operations of the Company since each of their respective dates of acquisition. The Company has not presented pro forma financial information relating to any of these acquisitions because of immateriality. These acquisitions are as follows:

          - On March 29, 1996, the Company acquired all of the capital stock of VetLab, Inc., which operates two veterinary reference laboratories in Texas.

          - On April 2, 1996, the Company, through its wholly-owned U.K. subsidiary, acquired substantially all of the assets and assumed certain of the liabilities of Grange Laboratories Ltd. Grange Laboratories' business, which includes three veterinary reference laboratories in the United Kingdom, is now operated as a division of IDEXX Laboratories, Limited.

          - On May 15, 1996, the Company acquired all of the capital stock of Veterinary Services, Inc., which operates veterinary reference laboratories in Colorado, Illinois and Oklahoma.

6.   SUBSEQUENT EVENTS

     On July 12, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Consolidated Veterinary Diagnostics, Inc. ("CVD") for approximately $17 million in cash and notes. In addition, the Company may be required to make further payments to CVD of up to $3.0 million based on operating results for the year ended July 31, 1997. As a result of the CVD acquisition, the Company is now operating CVD's veterinary reference laboratories in Northern California, Oregon and Nevada. In connection with the acquisition, the Company entered into five-year non-compete agreements with CVD and the shareholders of CVD. The Company will account for this acquisition under the purchase method of accounting.

     On July 18, 1996, the Company acquired all of the capital stock of Ubitech Aktiebolag ("Ubitech") for approximately $400,000 in cash. Ubitech, located in Uppsala, Sweden manufactures and distributes diagnostic kits for the livestock industry. The Company will account for this acquisition under the purchase method of accounting.

     On July 17, 1996 the Company signed a definitive merger agreement to acquire Idetek, Inc. ("Idetek") for IDEXX common stock valued at approximately $20 million, less certain adjustments. Idetek, located in Sunnyvale, California, manufactures and distributes diagnostic tests for food, agricultural and environmental industries. The exact number of shares of IDEXX stock to be issued will be determined at the closing. Completion of this acquisition is subject to various conditions, including approval by Idetek's shareholders. The Company intends to treat this merger as a pooling-of-interests transaction.

     Item 2.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenue for the second quarter of 1996 increased 42% to $65.9 million from $46.5 million for the second quarter of 1995. Total revenue for the six months ended June 30, 1996 increased 44% to $123.3 million from $85.7 million for the first six months of 1995.

The increase in total revenue for the quarter ended June 30, 1996 compared to the same period in 1995 was principally attributable to increased unit sales of veterinary clinical chemistry and hematology consumables and instruments, test kits for feline viruses, and sales of veterinary laboratory services resulting from recent acquisitions of veterinary reference laboratories. The increase in revenue for the six-month period ended June 30, 1996 as compared to the same period in the prior year was attributable to increases in the products noted above, canine test products, and the introduction of a quantitative thyroid instrument. Other important contributors to revenue growth in the first half of 1996 compared to the same period in 1995 included an instrument system to test cleaning effectiveness in food processing plants. Price increases in certain veterinary clinical products also contributed to the increase in revenue.

International revenue increased 40% to $23.2 million in the second quarter of 1996, and 47% to $43.3 million for the six months ended June 30, 1996, compared to $16.5 million and $29.5 million, respectively, for the prior year periods. Increased revenue in Europe, which included revenues of Grange Laboratories acquired in the current quarter, accounted for 34% and 52%, and increased revenue in Japan accounted for 48% and 31%, of the increase in international revenues for the three- and six-month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The remaining increase is primarily attributable to increased revenues in Canada, Australia, and Asia. Revenue from the Company's European subsidiaries, transacted in local currencies, increased approximately 25% and 37% for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. In U.S. dollars, the revenue increase was 18% to $14.8 million for the current three-month period and 32% to $29.6 million for current six-month period.

Gross profit as a percentage of revenue was 57% for the three- and six-month periods ended June 30, 1996 and 58% for the same periods in 1995. Higher selling prices for certain veterinary clinical products were offset by product mix, as revenue growth of lower margin consumables exceeded the revenue growth in higher margin diagnostic kit products, and by the impact of lower margins generated by the recently acquired veterinary reference laboratories.

Sales and marketing expenses were 24% and 26% of revenue for the three- and six-month periods ended June 30, 1996, respectively, compared to 26% for the same periods in 1995. The decrease as a percentage of revenue for the three months ended June 30, 1996 in comparison to the same period in 1995 was principally attributable to the current quarter sales growth in Japan and the acquisition of veterinary reference laboratories, which have lower sales and marketing expenses as a percentage of revenue. The increases of $4.1 million and $9.4 million for the three- and six-month periods ended June 30, 1996, respectively, over the same periods in the prior year were principally attributable to additional personnel in sales functions worldwide.

Research and development expenses were 5% of revenue for the three- and six-month periods ended June 30, 1996 compared to 6% for the same periods in 1995. In dollars, such expenses increased 14% for the three- and six-month periods ended June 30, 1996, respectively, as compared to the same period in 1995, reflecting additional resources and related overhead to support product development.

General and administrative expenses were 11% and 10% of revenue for the three- and six-month periods ended June 30, 1996, respectively, compared to 9% and 10%, respectively, for the same periods in the prior year. The increase as a percentage of revenue for the three months ended June 30, 1996 in comparison to the same period in 1995 is principally attributable to higher legal expenses, acquisition costs and the acquisition of veterinary reference laboratories which have higher general and administrative costs as a percent of revenue.

Net interest income was $2.3 million and $4.6 million for the three- and six-month periods ended June 30, 1996 as compared to $579,000 and $1,160,000 for the same periods in 1995. The increase in interest income is due to higher invested cash balances, due in large part to a public stock offering in September 1995 that generated approximately $153.0 million in net proceeds.

The Company's effective tax rate was 41% for the three- and six-month periods ended June 30, 1996 compared to 42% for the same periods in 1995. The decrease in the effective tax rate is principally attributable to lower state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had cash, cash equivalents, and short-term investments of $187.4 million and $245.8 million of working capital.

The Company's consolidated results of operations include the results of operations of three veterinary reference laboratory businesses recently acquired by the Company for an aggregate purchase price of approximately $2.6 million in cash and the assumption of certain liabilities. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations have been included in the Company's consolidated results of operations since each of their dates of acquisition. The Company has not presented pro forma financial information relating to any of these acquisitions because of immateriality.

The Company believes that current cash and short-term investments, which include net proceeds from the offering of the Company's Common Stock in 1995, and funds expected to be generated from operations, will be sufficient to fund the Company's operations for the foreseeable future.

PART II -- OTHER INFORMATION


     Item 1. -- Legal Proceedings
                -----------------

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

     On May 26, 1995, The Jewish Hospital of St. Louis (the "Hospital") brought a suit against the Company which is currently pending in the U.S. District Court for the District of Maine for infringement of U.S. Patent No. 4,839,275 issued June 13, 1989 (the " '275 Patent"). The '275 Patent, which is owned by the Hospital, claims certain methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by the Hospital is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the '275 Patent, as well as treble damages for past infringement. While the Company believes that it has meritorious defenses in this matter, since discovery is ongoing, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the state of New York. In their complaint, the plaintiffs allege that the Company has breached promises and made negligent misrepresentations, and has breached fiduciary and other duties. The plaintiffs are seeking damages in excess of $50,000,000. The Company purchased a 15% equity interest in Purisys in August 1994 for $616,000, and the Company subsequently advanced additional amounts to Purisys to purchase certain international distribution rights. In March 1995, the Company ceased advancing funds to Purisys, which filed for protection under Chapter 11 of the Bankruptcy Code in July 1995. In May 1996, the court granted IDEXX's motion to dismiss the plaintiffs' suit, however the plaintiffs have requested the court to reconsider the dismissal and permit the plaintiffs to amend their complaint. While the Company believes it has meritorious defenses, since discovery has not yet commenced, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

     Item 4 -- Submission of Matters to a Vote of Security-Holders
               ---------------------------------------------------


At the Company's Annual Meeting of Stockholders held on May 24, 1996, the following proposals were adopted by the votes specified below:


                                                                                                    BROKER
                PROPOSAL                              FOR            AGAINST        ABSTAIN        NON-VOTES
- ----------------------------------------         -------------    -------------   -----------    ------------
1.  Election of two Class II Directors:

         John R. Hesse                            31,320,427          67,414             0                0

         Kenneth Paigen, Ph.D.                    31,320,427          67,414             0                0



2.  Approval of the amendment to the
    Company's 1991 Stock Option Plan
    increasing from 5,500,000 to
    6,475,000 the number of shares of
    Common Stock authorized for
    issuance under the plan.                      23,000,215       8,044,974       176,044          166,608


3.  Ratification of Arthur Andersen LLP
    as auditors.                                  31,353,343          17,639        16,859                0




     Item 6.  --   Exhibits and Reports on Form 8-K
                   --------------------------------

     (a)      Exhibits                                                                                          Page
                                                                                                                ----
   **10.1     Fourth Amendment to Supply Agreement, effective as of January 1, 1996, between the                 16
              Company and Johnson & Johnson Clinical Diagnostics, Inc.

     21.      Subsidiaries of the Company.                                                                       28

     99.1     Schedules A and C to Technology License and Distributor Agreement, dated January 4, 1991,          29
              by and between the Company and Baxter Diagnostics Inc.* (previously filed as Exhibit 15.10 to the Company's Registration Statement on Form S-1 (File No. 33-40447), which is incorporated herein by reference).

     (b)      Reports on Form 8-K

              The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.



- ------------------------------------------

*        Confidential treatment previously granted as to certain portions.
**       Confidential treatment requested as to certain portions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDEXX LABORATORIES, INC.

Date:  July 26, 1996



                                     /s/ Merilee Raines
                                     ---------------------------------------
                                     Merilee Raines, Vice President of Finance
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)