Form 10-Q
period 1996-09-30
IDEXX LABORATORIES INC /DE
filed 1996-11-12
CIK 874716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1996
                                    ------------------

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

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


As of October 31, 1996, 37,639,538 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                         Page

PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements:
              Consolidated Balance Sheets                                  3
              September 30, 1996 and December 31, 1995

              Consolidated Statements of Operations                        4
              Three and Nine Months Ended
              September 30, 1996 and 1995

              Consolidated Statements of Cash Flows                        5
              Nine Months Ended
              September 30, 1996 and 1995

              Notes to Consolidated Financial Statements                   6-9


     Item 2.  Management's Discussion and Analysis of                      10-11
              Financial Condition and Results of
              Operations


PART II -- OTHER INFORMATION


     Item 1.  Legal Proceedings                                            12-13

     Item 6.  Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                                 14

PART I -- FINANCIAL INFORMATION

      Item 1. -- Financial Statements
                 --------------------

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                                (UNAUDITED)

                                     ASSETS
                                                               September 30,       December 31,
                                                                   1996                1995
                                                               -------------       -------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $125,473,257        $149,252,497
   Short-term investments                                         44,663,633          34,409,074
   Accounts receivable, less reserves of
      $3,542,000 and $2,510,000 in 1996 and
      1995, respectively                                          63,171,469          44,091,136
   Inventories                                                    41,034,066          28,192,490
   Other current assets                                           11,429,520           6,034,503
                                                                ------------        ------------
      Total current assets                                       285,771,945         261,979,700

LONG-TERM INVESTMENTS                                              6,925,000          13,625,890

PROPERTY AND EQUIPMENT, AT COST:
   Leasehold improvements                                         15,160,018          14,878,226
   Machinery and equipment                                        17,974,970          13,406,525
   Office furniture and equipment                                 18,208,718          10,615,208
   Construction in progress                                        2,020,089           1,439,448
   Buildings and land                                              2,994,376                  --
                                                                ------------        ------------
                                                                  56,358,171          40,339,407
   Less -- Accumulated depreciation & amortization                20,741,193          14,843,799
                                                                ------------        ------------
                                                                  35,616,978          25,495,608
OTHER ASSETS                                                      28,320,209          11,438,427
                                                                ------------        ------------
                                                                $356,634,132        $312,539,625
                                                                ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                             $ 14,102,157        $ 10,807,092
   Accrued expenses                                               25,000,784          16,656,872
   Notes payable                                                   3,000,000           1,687,433
   Deferred revenue                                                5,448,673           4,263,550
                                                                ------------        ------------
      Total current liabilities                                   47,551,614          33,414,947

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value
      Authorized 60,000,000 shares
      Issued and outstanding 37,611,144 shares in 1996
         and 36,548,596 shares in 1995                             3,761,114           3,654,860
Additional paid-in capital                                       248,385,428         230,805,959
Retained earnings                                                 58,139,382          45,221,905
Cumulative translation adjustment                                 (1,203,406)           (558,046)
                                                                ------------        ------------
   Total stockholders' equity                                    309,082,518         279,124,678
                                                                ------------        ------------
                                                                $356,634,132        $312,539,625
                                                                ============        ============




          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                           Three Months Ended             Nine Months Ended
                                           ------------------             -----------------
                                      September 30,  September 30,   September 30,    September 30,
                                         1996            1995            1996             1995
                                      -------------  -------------   -------------    ------------

Revenue                               $69,837,449     $48,728,723     $193,112,515     $134,404,479

Cost of revenue                        29,361,773      21,146,892       82,448,687       56,884,045
                                      -----------     -----------     ------------     ------------

      Gross Profit                     40,475,676      27,581,831      110,663,828       77,520,434

Expenses:
      Sales and marketing              17,530,933      11,923,362       49,261,001       34,265,088
      General and administrative        7,102,199       4,220,196       19,042,236       12,374,359
      Research and development          3,140,081       2,557,433        9,040,707        7,742,151
                                      -----------     -----------     ------------     ------------
         Income from operations        12,702,463       8,880,840       33,319,884       23,138,836
Interest income, net                    1,790,837         443,691        6,348,216        1,603,297
                                      -----------     -----------     ------------     ------------
      Net income before provision
         for income taxes              14,493,300       9,324,531       39,668,100       24,742,133
Provision for income taxes              5,942,253       3,934,952       16,263,921       10,373,952
                                      -----------     -----------     ------------     ------------

      Net income                      $ 8,551,047     $ 5,389,579     $ 23,404,179     $ 14,368,181
                                      ===========     ===========     ============     ============
Net income per common and
   common equivalent share            $      0.22     $      0.16     $       0.59     $       0.42
                                      ===========     ===========     ============     ============
Weighted average number of
   common and common equivalent
   shares outstanding                  39,510,030      34,486,385       39,437,585       34,081,092
                                      ===========     ===========     ============     ============



















          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                 Nine Months Ended
                                                           September 30,      September 30,
                                                               1996               1995
                                                           -------------      -------------

Cash Flows from Operating Activities:
   Net income                                               $ 23,404,179       $ 14,368,181
   Adjustments to reconcile net income to net cash
       provided by operating activities -
       Depreciation and amortization                           7,041,229          4,431,933
       Changes in assets and liabilities -
          Accounts receivable                                (15,413,247)       (11,366,099)
          Inventories                                        (11,878,921)        (4,624,156)
          Other current assets                                (4,754,885)          (530,587)
          Accounts payable                                     1,472,281          2,079,141
          Accrued expenses                                     3,203,773          4,564,889
          Deferred revenue                                     1,185,123          1,670,865
                                                            ------------       ------------
          Net cash provided by operating activities            4,259,532         10,594,167
                                                            ------------       ------------

Cash Flows from Investing Activities:
   Purchases of property and equipment                        (8,877,785)       (13,521,780)
   Decrease (increase) in investments, net                    (3,553,669)         8,721,656
   Increase in other assets                                     (472,984)           (83,601)
   Acquisition(s) of business(es), net of cash
     acquired (Note 5)                                       (19,708,912)        (3,500,000)
                                                            ------------       ------------
      Net cash used in investing activities                  (32,613,350)        (8,383,725)
                                                            ------------       ------------

Cash Flows from Financing Activities:
   Proceeds from sale of common stock, net                            --        153,036,195
   Proceeds from (repayment of) notes payable                 (1,887,433)         1,687,433
   Proceeds from the exercise of stock options                 7,107,371          3,668,140
                                                            ------------       ------------
      Net cash provided by financing activities                5,219,938        158,391,768
                                                            ------------       ------------

Effect of Exchange Rate Changes                                 (645,360)            24,839
                                                            ------------       ------------
Net Increase (Decrease) in Cash and Cash Equivalents         (23,779,240)       160,627,049

Cash and Cash Equivalents, beginning of period               149,252,497         25,178,539
                                                            ------------       ------------
Cash and Cash Equivalents, end of period                    $125,473,257       $185,805,588
                                                            ============       ============

Supplemental Disclosure of Cash Flow Information:
      Interest paid during the period                       $    219,500       $     14,600
                                                            ============       ============
      Income taxes paid during the period                   $  9,689,700       $  8,419,289
                                                            ============       ============
Supplemental Disclosure of Noncash Financing Activity:
      Issuance of Common stock in connection
        with acquisition of Idetek, Inc. (Note 5)           $     91,650       $        --
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

      b. Certain reclassifications have been made in the consolidated financial statements to conform with the current year's presentation.

      c. The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) effective January 1, 1994. Accordingly, the Company's cash equivalent and short-term investments are classified as held-to-maturity and are recorded at amortized cost which approximates market value.

            Cash Equivalents and Short-term Investments: Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following:


                                                 September 30,
                                                    1996
                                                    ----

                  U.S. Treasury bills            $34,663,633
                  Municipal bonds                 10,000,000
                                                 -----------
                                                 $44,663,633
                                                 ===========

            Long-term investments are investment securities with original maturities of greater than one year and consist of the following:

                                                 September 30,
                                                     1996
                                                     ----

                  U.S. Treasury note              $4,000,000
                  Municipal bonds                  2,925,000
                                                  ----------
                                                  $6,925,000
                                                  ==========


      d.    Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows:
                                            September 30,    December 31,
                                                 1996            1995
                                                 ----            ----

             Raw materials                   $ 8,850,830     $ 5,058,199
             Work-in-process                   5,633,527       4,393,946
             Finished goods                   26,549,709      18,740,345
                                             -----------    ------------
                                             $41,034,066     $28,192,490
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

4.    COMMITMENTS AND CONTINGENCIES
      From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Except as noted below with respect to the patent infringement suit brought by The Jewish Hospital of St. Louis, no litigation has been brought against the Company with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue during the three-month period ended September 30, 1996 was attributable to products incorporating certain immunoassay technologies and products relating to the diagnosis of canine heartworm infection. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

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

      In addition, on July 26, 1995, the Company, Environetics, Access and Drs. Edberg and Wardlaw brought a second patent infringement suit against Millipore in the U.S. District Court for the District of Connecticut (the "Millipore II suit"). The principal relief sought by the plaintiffs in the Millipore II suit is an injunction against Millipore which would prevent Millipore from selling a product which the plaintiffs believe infringes U.S. Patent No. 5,429,933 (the " '933 Patent"), which also covers the Colilert product. The '933 Patent, which is related to the '789 Patent, was issued in July 1995 to Dr. Edberg. Access and Environetics have an exclusive license under the '933 Patent from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the '933 Patent is invalid or not infringed and is seeking to add a counterclaim alleging misappropriation of trade secrets.

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

      On May 26, 1995, The Jewish Hospital of St. Louis (the "Hospital") brought a suit against the Company which is currently pending in the U.S. District Court for the District of Maine for infringement of U.S. Patent No. 4,839,275 issued June 13, 1989 (the " '275 Patent"). The '275 Patent, which is owned by the Hospital, claims certain methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by the Hospital is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the '275 Patent, as well as treble damages for past infringement. While the Company believes that it has meritorious defenses in this matter, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

      On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the state of New York. In their complaint, the plaintiffs allege that the Company has breached promises and made negligent misrepresentations, and has breached fiduciary and other duties. The plaintiffs are seeking damages in excess of $50,000,000. The Company purchased a 15% equity interest in Purisys in August 1994 for $616,000, and the Company subsequently advanced additional amounts to Purisys to purchase certain international distribution rights. In March 1995, the Company ceased advancing funds to Purisys, which filed for protection under Chapter 11 of the Bankruptcy Code in July 1995. In May 1996, the court granted IDEXX's motion to dismiss the plaintiffs' suit, however the plaintiffs have sought to appeal the dismissal and to amend their complaint. While the Company believes it has meritorious defenses, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

5.    ACQUISITIONS

      The Company's consolidated results of operations include the results of operations of four veterinary reference laboratory businesses and two manufacturers of detection and diagnostic tests. These businesses were acquired by the Company for aggregate purchase prices equaling approximately $19.7 million in cash, the assumption of certain liabilities and the issuance of the Company's Common Stock and options exercisable for Common Stock totaling approximately $20 million.

      In connection with the acquisition of the veterinary reference laboratory businesses and one of the manufacturing businesses, the Company entered into non-compete agreements for a period of up to five years with certain of the entities, stockholders or former stockholders, and may become obligated to pay additional amounts to management of these companies based on achieving certain operating results. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of these businesses has been included in the Company's consolidated results of operations since each of their respective dates of acquisition. The Company has not presented pro forma financial information relating to any of these acquisitions because of immateriality. These acquisitions are as follows:

            - On March 29, 1996, the Company acquired all of the capital stock of VetLab, Inc., which operates two veterinary reference laboratories in Texas.

            - On April 2, 1996, the Company, through its wholly-owned subsidiary, IDEXX Laboratories, Limited, acquired substantially all of the assets and assumed certain of the liabilities of Grange Laboratories Ltd. ("Grange Laboratories"). Grange Laboratories' business, which includes veterinary reference laboratories in the United Kingdom, is now operated as a division of IDEXX Laboratories, Limited.

            - On May 15, 1996, the Company acquired all of the capital stock of Veterinary Services, Inc., which operates veterinary reference laboratories in Colorado, Illinois and Oklahoma.

            - On July 12, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Consolidated Veterinary Diagnostics, Inc. ("CVD"). As a result of the CVD acquisition, the Company is operating CVD's veterinary reference laboratories in Northern California, Oregon and Nevada.

             - On July 18, 1996, the Company acquired all of the capital stock of Ubitech Aktiebolag ("Ubitech"), located in Uppsala, Sweden, which manufactures and distributes diagnostic test kits for the livestock industry.

      In connection with the Company's acquisiton by merger of Idetek, Inc. ("Idetek") on August 29, 1996, the Company issued 436,804 shares of its Common Stock, of which approximately 10% are held in escrow, in exchange for all of the outstanding capital stock of Idetek. In addition, outstanding options to purchase shares of Idetek capital stock became options to acquire 110,191 shares of the Company's Common Stock at prices ranging from $3.13 to $78.14. The value of the shares of the Company's Common Stock issued or reserved for issuance as a result of the merger totaled approximately $20 million. Idetek, located in Sunnyvale, California, manufactures and distributes detection tests for the food, agricultural and environmental industries. The Company has accounted for this acquisition by merger as a "pooling-of-interests". The results of operations of Idetek have been included in the Company's consolidated results of operations since the date of the merger. The Company has not restated its financial statements because of immateriality.

      Item 2.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenue for the third quarter of 1996 increased 43% to $69.8 million from $48.7 million for the third quarter of 1995. Total revenue for the nine months ended September 30, 1996 increased 44% to $193.1 million from $134.4 million for the first nine months of 1995.

The increase in total revenue for the quarter ended September 30, 1996 compared to the same period in 1995 was principally attributable to increased sales of veterinary laboratory services resulting from recent acquisitions of veterinary reference laboratories, veterinary clinical chemistry consumables, and test kits for canine heartworm. The increase in total revenue for the nine-month period ended September 30, 1996 as compared to the same period in the prior year was attributable to increases in sales of veterinary clinical chemistry consumables, veterinary laboratory services, canine test products, and a quantitative thyroid instrument introduced in the first quarter of 1996. Price increases in the veterinary clinical products also contributed to the increase in total revenue during the three- and nine-month periods ending September 30, 1996.

International revenue increased 47% to $23.5 million in the third quarter of 1996 and 47% to $66.8 million for the nine months ended September 30, 1996, as compared to $16.0 million and $45.5 million, respectively, for the prior year periods. Increased revenue in Europe, which included revenue of Grange Laboratories acquired in the second quarter of 1996 and Ubitech acquired in the current quarter, accounted for 44% and 49% of the increase in international revenue and increased revenue in Japan accounted for 32% and 31% of the increase in international revenue for the three- and nine-month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The remaining increase was primarily attributable to increased revenues in Canada, Australia, and Asia. Revenue of the Company's European subsidiaries, transacted in local currencies, increased 34% and 36% for the three- and nine-month periods ended September 30, 1996, respectively, as compared to the same periods in the prior year. In U.S. dollars, the revenue increase was 30% to $14.4 million for the current three-month period and 31% to $44.0 million for current nine-month period.

Gross profit as a percentage of total revenue was 58% and 57% for the three- and nine-month periods ended September 30, 1996, respectively, as compared to 57% and 58% for the same periods in the prior year. The gross profit percentage is higher for the three-month period ended September 30, 1996 in comparison to the same period in 1995 because operating and purchasing efficiencies and higher selling prices of certain veterinary clinical chemistry products exceeded the unfavorable impact of product mix, which resulted principally from lower margins generated by the recently acquired veterinary reference laboratories. The gross profit percentage is lower for the nine-month period ended September 30, 1996 in comparison to the same period in 1995 because higher selling prices for certain veterinary clinical chemistry products were offset by product mix, as revenue growth of lower margin veterinary clinical consumables and veterinary laboratory services exceeded the revenue growth in higher margin diagnostic kit products.

Sales and marketing expenses were 25% and 26% of total revenue for the three- and nine-month periods ended September 30, 1996, respectively, compared to 24% and 25% for the same periods in 1995. The increase as a percentage of total revenue for the three months ended September 30, 1996 in comparison to the same period in 1995 was principally attributable to increased expenses for marketing programs related to the Company's veterinary products. The increases of $5.6 million and $15.0 million for the three- and nine-month periods ended September 30, 1996, respectively, over the same periods in 1995 were principally attributable to additional personnel in sales functions worldwide.

Research and development expenses were 4% and 5% of total revenue for the three- and nine-month periods ended September 30, 1996, respectively, compared to 5% and 6% for the same periods in 1995. The increases of $583,000 and $1.3 million for the three- and nine-month periods ended September 30, 1996, respectively, over the same periods in 1995 reflected additional resources and related overhead to support product development.

General and administrative expenses were 10% of total revenue for the three- and nine-month periods ended September 30, 1996 compared to 9% for the same periods in 1995. The increases of $2.9 million and $6.7 million for the three- and nine-month periods ended September 30, 1996, respectively, over the same periods in 1995, were principally attributable to additional operating expenses and acquisition costs associated with recent acquisitions and higher legal expenses.

Net interest income was $1.8 million and $6.3 million for the three- and nine-month periods ended September 30, 1996, respectively, as compared to $444,000 and $1.6 million for the same periods in 1995. The increase in interest income is due to higher invested cash balances, due in large part to a public stock offering in September 1995 that generated approximately $153.0 million in net proceeds.

The Company's effective tax rate was 41% for the three- and nine-month periods ended September 30, 1996, as compared to 42% for the same periods in 1995. The decrease in the effective tax rate is principally attributable to lower state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996 the Company had cash, cash equivalents, and short-term investments of $170.1 million and $238.2 million of working capital.

The Company believes that current cash and short-term investments, which include net proceeds from the offering of the Company's Common Stock in 1995, and funds expected to be generated from operations, will be sufficient to fund the Company's operations for the foreseeable future.

FORWARD LOOKING INFORMATION

This report includes certain forward-looking statements about the Company's business including, without limitation, the belief that the Company's current cash and short-term investments will be sufficient to fund its on-going operations for the foreseeable future and that the Company has meritorious defenses to certain of its litigation matters. Such forward-looking statements are subject to risk and uncertainties that could cause the Company's actual results to vary materially from that indicated from such forward-looking statements. These risks and uncertainties, discussed in more detail in the Company's Form 10-K for the year ended December 31, 1995, include those associated with significant growth of the Company's business, internally and by acquisition; possible significant fluctuations in quarterly operating results; high levels of competition in existing and new markets, including the difficulties of entering new markets; the protection and acquisition of proprietary technologies; the availability of products from sole or limited sources; the risks associated with conducting business internationally; achieving regulatory approvals; significant product liability, and factors affecting the business segments in which the Company operates and the economy generally.

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

      In addition, on July 26, 1995, the Company, Environetics, Access and Drs. Edberg and Wardlaw brought a second patent infringement suit against Millipore in the U.S. District Court for the District of Connecticut (the "Millipore II suit"). The principal relief sought by the plaintiffs in the Millipore II suit is an injunction against Millipore which would prevent Millipore from selling a product which the plaintiffs believe infringes U.S. Patent No. 5,429,933 (the " '933 Patent"), which also covers the Colilert product. The '933 Patent, which is related to the '789 Patent, was issued in July 1995 to Dr. Edberg. Access and Environetics have an exclusive license under the '933 Patent from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the '933 Patent is invalid or not infringed and is seeking to add a counterclaim alleging misappropriation of trade secrets.

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

      On May 26, 1995, The Jewish Hospital of St. Louis (the "Hospital") brought a suit against the Company which is currently pending in the U.S. District Court for the District of Maine for infringement of U.S. Patent No. 4,839,275 issued June 13, 1989 (the " '275 Patent"). The '275 Patent, which is owned by the Hospital, claims certain methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by the Hospital is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the '275 Patent, as well as treble damages for past infringement. While the Company believes that it has meritorious defenses in this matter, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

      On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the state of New York. In their complaint, the plaintiffs allege that the Company has breached promises and made negligent misrepresentations, and has breached fiduciary and other duties. The plaintiffs are seeking damages in excess of $50,000,000. The Company purchased a 15% equity interest in Purisys in August 1994 for $616,000, and the Company subsequently advanced additional amounts to Purisys to purchase certain international distribution rights. In March 1995, the Company ceased advancing funds to Purisys, which filed for protection under Chapter 11 of the Bankruptcy Code in July 1995. In May 1996, the court granted IDEXX's motion to dismiss the plaintiffs' suit, however the plaintiffs have sought to appeal the dismissal and to amend their complaint. While the Company believes it has meritorious defenses, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.


      Item 6.-- Exhibits and Reports on Form 8-K
                --------------------------------

      (a)   Exhibits                                                     Page
                                                                         ----

            27. Financial Data Schedule for Quarterly Report on
                Form 10-Q for third quarter 1996                          15

      (b)   Reports on Form 8-K

            The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDEXX LABORATORIES, INC.

Date:  November 12, 1996



                                     /s/ Merilee Raines
                                     -------------------------------------
                                     Merilee Raines, Vice President of Finance
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)