Form 10-Q/A
period 1996-09-30
IDEXX LABORATORIES INC /DE
filed 1997-03-26
CIK 874716

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
          (State of incorporation)          (I.R.S. EmployerIdentification No.)

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

                                      INDEX



                                                                          Page

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  3

SIGNATURES                                                                 4

PART II - OTHER INFORMATION

      Item 6. -- Other Statements
                 ----------------

      (a)   Exhibits                                                      Page
                                                                          ----

            27.   Financial Data Schedule for Quarterly Report
                  on Form 10-Q for third quarter 1996.                    5 - 7

      (b)   Reports on Form 8-K

            The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      IDEXX LABORATORIES, INC.

Date:   March 26, 1997


                                      /s/ Merilee Raines
                                      ------------------------------------
                                      Merilee Raines, Vice President of Finance
                                      (Principal Accounting Officer)