Form 10-K405
period 1996-12-31
IDEXX LABORATORIES INC /DE
filed 1997-03-31
CIK 874716

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM __________ TO __________.
                         COMMISSION FILE NUMBER 0-19271

                            IDEXX LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       01-0393723

(State or other jurisdiction of incorporation
               or organization)                     (I.R.S. Employer Identification No.)
      ONE IDEXX DRIVE, WESTBROOK, MAINE                             04092
  (Address of principal executive offices)                       (Zip Code)

                                 (207) 856-0300
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, $0.10 par value per share
                        Preferred Stock Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     Based on the closing sale price on February 28, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,379,979,629. For these purposes, the registrant considers all of its Directors and executive officers and The Jackson Laboratory to be its only affiliates.

     The number of shares outstanding of the registrant's Common Stock was 38,060,871 on March 3, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

            LOCATION IN FORM 10-K                          INCORPORATED DOCUMENT
                  Part III                     Specifically identified portions of the
                                               Company's definitive proxy statement to be
                                               filed in connection with the Company's Annual
                                               Meeting to be held on May 21, 1997.

================================================================================

ITEM 1.  BUSINESS

     IDEXX Laboratories, Inc. (the "Company" or "IDEXX", which include wholly-owned subsidiaries unless the context otherwise requires) develops, manufactures and distributes detection and diagnostic products for animal health, food, hygiene and environmental testing applications, and provides laboratory testing and consulting services to veterinarians. The Company is a developer, manufacturer and distributor of biology-based detection systems, a developer and distributor of chemistry-based detection systems and a provider of certain veterinary laboratory testing and specialized consulting services. The substantial majority of the Company's revenue is currently derived from the sale of products for animal health diagnostic applications, where the Company believes it holds a leading market position. Building upon its expertise developed in the animal health diagnostic market, IDEXX continues to expand its product offerings in the food, hygiene and environmental markets. The Company was incorporated in Delaware in 1983.

     The Company currently offers more than 400 products to customers in more than 50 countries. These products range from single-use, hand-held test kits to laboratory instrument systems designed to produce quantitative readings from hundreds of samples during a single test procedure to approximately 300 dehydrated culture media products. The Company's veterinary products are used to detect and monitor diseases, physiologic disorders, immune status, hormone and enzyme levels, blood chemistry, electrolyte levels, blood cell counts and other substances or conditions in animals. The veterinary testing services provided by the Company include laboratory testing services provided in the United States, the United Kingdom and Japan and consulting services of board-certified veterinary medical specialists. The Company's food, hygiene and environmental testing products are used to detect various contaminants in food, food processing environments and water.

     IDEXX has developed leading positions in selected markets by determining user needs for a particular application and by developing products which meet those needs in a cost-effective manner. The Company's customer base includes veterinarians, animal health laboratory managers, technicians and laboratory officials for its veterinary products, and quality control personnel, food processors and water laboratory personnel for its food, hygiene and environmental products. Customers' purchasing decisions for IDEXX products and services generally are based on relative accuracy, speed, convenience and cost. The importance of these factors varies according to the specific application for which the product or service is used. For some applications, the customer requires a test which simply yields a positive or negative result or confirms the presence or absence of the substance being tested. For other applications, the customer requires a detection system that can quickly perform a large number of tests and can provide quantitative information as to the levels of infection, contaminant or other substance along with assistance in interpretation of the test result.

INDUSTRY BACKGROUND

     Detection and diagnostic systems are used in a broad range of applications, including animal health, food, hygiene and environmental testing. Diagnostic testing for animal health purposes includes the detection and monitoring of diseases, physiologic disorders, immune status, hormone and enzyme levels, blood chemistry, electrolyte levels and other conditions. This testing is generally conducted, for both companion and commercial animals, at either veterinary clinics or commercial laboratories.

     The Company believes that the market for diagnostic products and services for veterinary clinics is growing as a result of a number of trends. Advances in biochemistry, immunochemistry, and cellular and molecular biology have led to the development of point-of-care systems that permit on-site detection and monitoring of diseases. Veterinarians are increasingly utilizing point-of-care testing products for certain applications because such testing can provide advantages in speed, accuracy, cost-effectiveness and customer convenience. For example, the availability of test information during the office visit may allow the veterinarian to initiate therapy immediately, which often results in improved service. Additionally, the Company believes there is a trend in veterinary medicine, as in human medicine, toward preventative care, including more frequent veterinary visits not associated with a specific health problem and tests for a broader range of diseases and conditions.

     IDEXX(R), Bind(R), Cardiopet(R), CITE(R), Colilert(R), Defined Substrate Technology(R), DiaSystems(TM), DST(R), Enterolert(TM), Environetics(R), FlockChek(R), HerdChek(R), IDEXX VetLab(TM), LacTek(TM), Lightning(R), Parallux(TM), PetChek(R), Probe(R), Quanti-Tray(R), Screen Machine(TM), SNAP(R), SimPlate(TM), VetLyte(R) and VetTest(R) are trademarks of the Company. Autoread(TM), QBC(R) and VetAutoread(TM) are trademarks of Becton Dickinson and Company.

     Food, hygiene and environmental testing includes the detection of contaminants, residues and toxins in various types of food, food processing plants, water and other environments. Factors influencing the growth of the market for these types of testing products include the trend toward total quality control in manufacturing processes, which is resulting in more intensive testing of food, food processing environments and other environmental conditions. In addition, technological advances in this market are leading to the development and increased use of commercial test kits that are easier to use, provide quicker test results and can offer potential cost savings.

IDEXX STRATEGY

     The Company's objective is to offer detection products and services for animal health, food, hygiene, environmental and complementary markets in which it believes it will be able to achieve a leading market position. IDEXX's strategy to achieve this objective includes the following components:

     Adapt Existing Technologies to Needs of Target Markets. An important element in the Company's success has been its ability to adapt for its target markets technologies that have been developed and commercialized by others in human diagnostic markets or other applications. The Company has also expanded its product lines by adapting biological or chemical technologies that the Company has already successfully commercialized in its markets to new applications or new markets. IDEXX has utilized these approaches to expand its product line for animal health diagnostic applications and to extend its diagnostic technologies to the food, hygiene and environmental markets.

     Provide Broad Line of Products and Services. IDEXX believes that the breadth of its product line and services has been an important factor in the Company's success to date. The Company currently offers more than 400 products within its markets. A broad product and service offering not only makes the Company a more attractive vendor to its customers, but also enables IDEXX to attain operating efficiencies by leveraging its distribution and service capabilities, customer base and brand name. The Company plans to further expand its product and service offerings in its animal health, food, hygiene and environmental markets.

     Expand Recurring Revenue Base From Consumable Products. The Company seeks to develop and commercialize products that offer the opportunity to generate repeat sales of consumable products to the Company's customers. Consumable products currently offered by the Company include single-use tests, as well as testing slides, hematology tubes and reagents used in connection with the Company's instruments. In 1996, more than 60% of the Company's total revenue was derived from the sale of consumable products.

     Expand Through Acquisitions and Strategic Alliances. The Company has expanded its product and service offerings and technology base through a number of strategic acquisitions, including the acquisition of:

        - the VetTest S.A. veterinary clinical chemistry business in 1992;

        - the Environetics, Inc. Colilert water testing product line in 1993;

        - the AMIS International Co., KK ("AMIS") veterinary laboratory business in Japan in 1994;

        - the Cardiopet Incorporated ("Cardiopet") veterinary consulting service business in 1995;

        - the VetLab, Inc., Grange Laboratories Ltd., Veterinary Services, Inc. and Consolidated Veterinary Diagnostics, Inc. ("CVD") veterinary laboratory businesses, the Ubitech Aktiebolag animal diagnostic products business, and the Idetek, Inc. ("Idetek") food product testing business in 1996; and

        - the Acumedia Manufacturers, Inc. ("Acumedia") dehydrated culture media business in January 1997.

     IDEXX has also entered into a number of strategic licensing and distribution arrangements to enhance its internal development capabilities and broaden its product lines. For example, the Company distributes a veterinary hematology system under a relationship with Becton Dickinson and Company ("Becton") and has licensed rights to polymerase chain reaction ("PCR") technology used in its DNA probe test kits from Roche Molecular Systems, Inc. ("Roche"). IDEXX plans to continue to aggressively pursue strategic acquisitions and licensing and distribution arrangements in the future to enhance its position in its existing markets and possibly to extend its business into complementary markets.

     Continue Commitment to Research and Development. The Company believes that the continued enhancement of its current product and service offerings and the introduction of new products and services through its research and development efforts are critical elements of its future success. The Company plans to leverage its internal research and development efforts through strategic relationships with other organizations. During 1996, research and development personnel have been involved in more than 20 separate projects, ranging from improvements in reagents, software and instruments to the development of new products.

     Tailor Distribution Methods to Markets. The Company seeks to achieve significant distribution strength and efficiencies within its markets by tailoring its distribution methods to best fit the characteristics of the various types of customers that it serves. IDEXX currently has a total direct field sales force of approximately 155 persons based in North America and approximately 85 persons abroad. The Company believes it has the world's largest direct sales force specifically addressing the market for veterinary diagnostic test kits, instruments and services. The Company's direct sales force also includes salespeople for both the food and hygiene and the environmental markets. The Company also utilizes approximately 100 independent distributors and other resellers worldwide for product sales as well as lead generation and order fulfillment.

     Increase Penetration of International Markets. The Company believes that there are significant opportunities for growth in international markets. International revenue has increased from $6.5 million, or 21% of total revenue, in 1991, to $91.5 million, or 34% of total revenue, in 1996. To support its international growth, IDEXX has established sales offices in Australia, Canada, France, Italy, Germany, Japan, New Zealand, The Netherlands, Spain and the United Kingdom.

     Emphasize Customer Service and Technical Support. The Company seeks to differentiate itself from competitors by offering superior technical support to assist its customers in using its products and services and interpreting test results. IDEXX currently employs more than 50 technical service personnel. The Company believes that its technical support is critical both in solving technical problems associated with its products and services and in educating customers regarding improved diagnostic and testing practices.

THE COMPANY'S MARKETS

     The Company's products and services address the following markets:

     Veterinary Clinics. The Company sells a broad range of point-of-care diagnostic and detection products, for use by veterinarians in testing for a variety of animal diseases and health conditions. IDEXX introduced its first product for this market in 1986. In addition, the Company provides commercial veterinary laboratory testing, consultation and advisory services for use by veterinarians in a wide range of areas including pathology, virology, radiology and cardiology. IDEXX first began providing services for this market in 1994.

     Food and Hygiene. The Company sells detection systems and dehydrated culture media for use by government agencies and businesses in testing for certain contaminants, residues and toxins in various types of foods and food processing environments. IDEXX began offering products for this market in 1985.

     Environmental. IDEXX sells tests for use by government agencies and businesses in detecting certain contaminants in drinking water. The Company introduced its first product for this market in 1993.

     The chart on the following pages briefly describes each of these markets, IDEXX's principal products in each market and the technologies and delivery systems used by the Company in each market.

                                                                                            TECHNOLOGIES AND
               MARKETS                       PRINCIPAL PRODUCTS AND SERVICES                DELIVERY SYSTEMS
------------------------------------------------------------------------------------------------------------------
M ANIMAL HEALTH
------------------------------------------------------------------------------------------------------------------
Veterinary Clinic
Test systems for animal health         15 test kits for detection of diseases and   Enzyme immunoassay
applications                           health conditions and for reproductive       SNAP
                                       applications. Products include tests for     CITE
                                       the following:                               CITE Probe
                                       -heartworm disease                           PetChek Microwell
                                       -feline immunodeficiency virus
                                       - feline leukemia
                                       -canine parvovirus
Instrument-based system for            21 dry slide tests, 6- and 12-test profiles  Blood biochemistry
biochemistry applications              and related instrumentation for blood        VetTest
                                       biochemistry analysis
Instrument-based system for            Reagents and related instrumentation for     Ion-specific electrodes
electrolyte testing                    measurement of sodium, potassium and         VetLyte
                                       chloride
Instrument-based systems for           Test device and related instrumentation for  QBC(R) centrifugal
hematology testing                     hematology analysis. Key measured items are  hematology system
                                       red and white blood cells and platelets      QBC(R) VetAutoread(TM)
                                                                                    QBC(R) V
Instrument-based system for hormone    Test device and related instrumentation for  Quantitative immunoassay analyzer
testing                                quantitative measurement of hormone levels   VetTest SNAP Reader
------------------------------------------------------------------------------------------------------------------
Veterinary Services
Testing, consultation and advisory     Cardiology, radiology, internal medicine     Electrocardiology
services                               and dermatology consulting services          Radiology
                                                                                    Ultrasound
                                       Commercial veterinary laboratory services    Pathology
                                                                                    Virology
                                                                                    Chemistry
                                                                                    Hematology
------------------------------------------------------------------------------------------------------------------
Laboratory
Instrument-based systems for health    42 test kits, related instrumentation and    PCFIA
applications in small animals,         computer software used for disease           Screen Machine
livestock and poultry                  surveillance and related applications.       FCA Instrument
                                       Products include tests for the following:
                                       -pseudorabies virus in swine                 Enzyme immunoassay
                                       -bovine brucellosis                          EIA Microwell
                                       -equine infectious anemia virus              DNA Probe
                                       -various avian pathogens                     CITE
------------------------------------------------------------------------------------------------------------------
M FOOD AND ENVIRONMENTAL
------------------------------------------------------------------------------------------------------------------
Food and Hygiene
Test systems for food quality          12 test kits and related instrumentation     Enzyme immunoassay
assurance applications                 for the detection of drug residues and       SNAP
                                       aflatoxin in milk                            SNAP Image Reader
                                                                                    LacTek
                                                                                    CITE
                                                                                    CITE Probe
Instrument-based system for food       Reagent cartridges and related               Fluorescent immunoassay
quality assurance applications         instrumentation for food quality assurance   Parallux
Test products for food quality         47 products for use in the detection of      Defined Substrate Technology
assurance applications                 bacterial contamination                      Multiple Enzyme Technology
                                                                                    SimPlate
                                                                                    Dehydrated culture media
                                                                                    Bacterial ice nucleation
                                                                                    detection
                                                                                    Bind
Test system for hygiene monitoring     Unit dose device and related                 Bioluminescence
                                       instrumentation for detection of food        Lightning swab device
                                       residues                                     Lightning Luminometer
------------------------------------------------------------------------------------------------------------------
Environmental
Test systems for microbial pathogens   4 test kits and related instrumentation for  Defined Substrate Technology
and contaminants                       the detection of coliforms and E. coli, or   Colilert
                                       of enterococci, in water                     Colilert-18
                                                                                    Enterolert
Test products for detection of         29 test products for use in the detection    Dehydrated culture media
bacteria                               of bacterial contamination
Bacterial enumeration system           2 quantitative-tray products and a tray      Quanti-Tray
                                       sealer for enumeration of bacteria in water
------------------------------------------------------------------------------------------------------------------

PRODUCTS

 -  ANIMAL HEALTH PRODUCTS AND SERVICES

  Veterinary Clinic Products

     The Company provides a range of testing products that enable veterinarians to look at broad health indicators such as blood composition for indications of anemia and infection to tests for specific viral and parasitic infections. The Company markets a line of single-use, hand-held test kits, under the SNAP, CITE Probe and CITE trademarks, to veterinary clinics and animal hospitals for the detection of diseases and other conditions in dogs, cats, horses and cattle. SNAP, CITE Probe and CITE test kits are designed to allow quick (in most cases, less than ten minutes), accurate and convenient testing without the need for laboratory equipment. These products enable veterinarians to provide improved service to animal owners by delivering test results almost immediately, allowing the veterinarians to initiate therapy during the office visit, if required.

     The Company offers SNAP, CITE Probe and CITE veterinary products to detect feline leukemia ("FeLV") and feline immunodeficiency virus ("FIV") (which resembles the human AIDS virus) in cats and heartworm disease in dogs and cats. Other small animal assays include tests for Lyme disease in dogs, thyroid hormone levels in dogs and cats, and parvovirus, which causes a gastrointestinal disease in dogs. The Company's equine products test for immunity levels in newborn foals, as well as for equine infectious anemia, a regulated disease in the U.S. for which horses must be tested before they are allowed to cross state lines.

     The Company has also developed a combination test, the SNAP Combo FeLV/FIV, which enables veterinarians to test simultaneously for the FeLV and FIV viruses. European and Canadian patents have issued and patent applications are pending in the U.S. and Japan for this dual analyte test format.

     The Company also markets a line of enzyme immunoassay ("EIA") microwell-based test kits, under the PetChek name, for testing in larger clinics and independent laboratories serving the veterinary market. PetChek tests offer accuracy, ease of use and cost advantages to high-volume customers. The Company currently sells PetChek tests for feline leukemia virus, feline immunodeficiency virus and heartworm disease.

     The Company markets several immunoassay test kits under the DiaSystems trade name. These include microwell-based tests for feline infectious peritonitis and equine infectious anemia, and an agar gel immunodiffusion test for equine infectious anemia.

     The Company markets four instrument systems for use in veterinary clinics. One of these systems, the VetTest blood chemistry analyzer, is used to measure levels of certain enzymes and other substances in blood in order to assist the veterinarian in diagnosing physiologic disorders. Twenty-one separate blood chemistry tests can be performed on the VetTest system. The system is capable of running up to 12 tests at a time on a single sample, and the Company also offers prepackaged general health profiles which include 12 frequently used chemistries and pre-anesthetic panels for young animals consisting of six chemistries each. Commonly run tests include glucose, alkaline phosphate, albumin, creatinine, urea and total protein. The second instrument sold by IDEXX is the VetLyte system for measuring three electrolytes -- sodium, potassium and chloride -- which is useful in evaluating water and electrolyte balances and assessing plasma condition. The third instrument is a hematology system used to evaluate the components of the blood. This system and its proprietary reagents are purchased from Becton. The fourth instrument, the VetTest SNAP Reader, allows the veterinarian to obtain quantitative measurement of total T4 and cortisol hormones. These measurements assist the veterinarian in diagnosing and monitoring the treatment of certain endocrine diseases. The Company also provides computer software which facilitates the integration of results obtained on these four systems. This linkage of the four instrument systems as part of the IDEXX VetLab allows the veterinarian to produce a report containing the same types of information in a more timely manner than would typically be provided by commercial laboratories performing the same tests.

  Veterinary Services

     During 1996, the Company, through its wholly-owned subsidiary IDEXX Veterinary Services, Inc., acquired three commercial veterinary laboratory businesses in the U.S., VetLab, Inc., Veterinary Services, Inc. and CVD. In addition, the Company, through its wholly-owned subsidiary IDEXX Laboratories, Limited in the United Kingdom, acquired the assets of Grange Laboratories Ltd., a commercial veterinary laboratory, in the United Kingdom. As a result of these acquisitions, the Company provides a broad range of veterinary testing services to approximately 4,000 veterinary clinics in the U.S. through facilities located principally in California, Colorado, Illinois, Oregon and Texas and to more than 1,200 veterinary clinics in the United Kingdom through a facility located in Wetherby, England. Veterinarians use the Company's services by submitting samples by overnight delivery or courier to the appropriate Company facility based on location, type of sample and workload at the facility.

     In 1994, the Company acquired the AMIS commercial veterinary laboratory in Japan, which was originally established in 1987 by Japanese veterinary specialists. This laboratory provides a broad range of testing services to more than 2,600 veterinary clinics. Veterinary clinics submit samples by mail or courier, and analyses are performed at the Company's offices in Tokyo.

     The Company intends to further expand into the veterinary laboratory services business in the U.S. and other parts of the world through the opening of additional locations and possible acquisitions.

     The Company also provides to veterinarians certain specialized consultation and advisory services. Cardiopet, which was acquired by the Company in May 1995, was originally established in 1979 by veterinarians to facilitate the provision of electrocardiographic ("ECG") consulting services by board-certified veterinarians. Since its founding, Cardiopet has expanded into areas such as radiology, internal medicine, dermatology and ultrasound consulting. Cardiopet's ECG and radiology services permit subscribing veterinarians to obtain readings and interpretations of test results transmitted by telephone from the veterinarian's offices on a fee-for-service basis. Such consulting services can be provided during the course of a visit, thereby giving veterinarians immediate access to experts in cardiology and radiology, as well as internal medicine and dermatology consulting, by telephone. Cardiopet employs or retains as consultants approximately 25 board-certified or board-eligible specialists, who handle over 75,000 cases per year for over 6,500 veterinary clinics and hospitals in the U.S., Canada and approximately 11 other countries.

  Laboratory Products

     The Company's instrument-based detection systems are used by government and industry laboratories to test large numbers of samples simultaneously. Applications include disease surveillance and health monitoring in poultry and livestock and the diagnosis of diseases in dogs and cats. Accurate disease testing can facilitate government and industry disease eradication programs and enhance poultry and livestock production efficiency.

     The Company provides computer software with most of its laboratory test systems to help veterinarians, laboratory professionals and government officials analyze and use the data generated by IDEXX laboratory tests. For disease surveillance and health monitoring programs, software helps users track infection status at the individual herd level and at the state, regional and national levels. For poultry production management applications, software enables correlation of test results with specific health management programs such as vaccinations, so that appropriate program changes may be made to improve health and production efficiency.

     The Company's particle concentration fluorescence immunoassay ("PCFIA") based systems are used in eradication programs for bovine brucellosis, a highly contagious and economically significant bacterial disease in cattle. The proprietary immunoassay reagents and other disposables supplied by IDEXX for the brucellosis test are used with either a fully-automated Screen Machine system or the lower-priced, semi-automated fluorescence concentration analyzer ("FCA") instrument.

     The Company's HerdChek product line consists of several immunoassay kits and related instruments which detect diseases in swine and cattle, including an often fatal, highly contagious disease in swine caused by pseudorabies virus ("PRV") and a disease in cattle caused by infectious bovine rhinotracheitis ("IBR"). The disease caused by PRV is a target of eradication by state and federal governments and in many countries worldwide. The HerdChek products include tests that can distinguish antibody levels caused by certain genetically engineered vaccines from antibody levels produced by the field strains of PRV and IBR. The product line also includes a test for porcine reproductive respiratory syndrome, a swine disease that has been shown to have a severe health impact on infected herds, and for a cattle disease known as bovine leukemia virus.

     The Company also has three test kits based on DNA probe technology, marketed under the name IDEXX DNA Probe, for the diagnosis of Johne's disease (Mycobacterium paratuberculosis) in cattle, and Mycoplasma gallisepticum ("MG") and Mycoplasma synoviae ("MS") infections in poultry. Johne's disease causes significant economic loss for cattle producers and is thus a target for disease control efforts by producers, veterinarians and certain government agencies. The IDEXX DNA Probe test for Johne's disease facilitates surveillance by providing test results in days, rather than the months required by the traditional culture method. Respiratory infections caused by MG or MS cause significant economic loss for poultry breeders. The Company believes that its DNA Probe tests provide more rapid and accurate results than culture methodologies.

     The Company's FlockChek product line currently consists of 18 enzyme immunoassay test kits and related instrumentation and software used in poultry health management programs. Extensive testing in breeder flocks, which produce progeny flocks for egg and meat production, permits better management of vaccine and therapeutic programs designed to enhance production efficiency. Kits in the FlockChek product line are used to test for immunity to leading avian pathogens, including Newcastle disease virus, infectious bursal disease virus, infectious bronchitis virus, reovirus, mycoplasma and Salmonella enteriditis.

-  FOOD, HYGIENE AND ENVIRONMENTAL PRODUCTS

     Detection products help assure the safety and wholesomeness of water and food such as drinking water, dairy products, poultry and meat. Detection targets include microbial contaminants such as total coliforms, E. coli, enterococci, pathogenic bacteria such as Salmonella, toxins such as aflatoxin, and other contaminants such as food and antibiotic residues.

     The Company currently offers several enzyme immunoassay test kits in the SNAP, LacTek, CITE Probe and CITE formats which are used by food companies, government laboratories and dairy producers to test for contaminants such as antibiotic residues and aflatoxin in milk. These tests are used by dairy farmers and food producers for incoming quality assurance of raw milk, and by government and food quality managers for ongoing surveillance of food safety. IDEXX dairy and food quality tests are designed for convenience in field and laboratory testing applications and are calibrated for detection at specific levels of sensitivity. While many of these tests are read visually, the Company's reader instrumentation also enables users to obtain confirmation and a printed record of test results of antibiotic residues in milk. The Company has received Association of Official Analytical Chemists Research Institute ("AOAC-RI") approval for its SNAP and LacTek tests kits for the detection of antibiotic residues in milk.

     The Company also offers a fluorescent immunoassay technology called Parallux which the Company expects to be used by food companies and government laboratories to test for contaminants in milk and meat products. The Parallux system includes the Parallux processor instrument and disposable test cartridges. The Parallux system has been designed for ease of use in performing and reading multiple analyte tests at one time.

     The Company's Colilert test is a Defined Substrate Technology medium which simultaneously detects total coliforms and E. coli in drinking water. These organisms are broadly used as indicators of microbial contamination. Colilert serves as a rapid method for determining the presence or absence of both total coliforms and E. coli, with results available in 24 hours. Colilert tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with U.S. Environmental Protection Agency ("US EPA") standards. The test is also used in evaluating water used in production processes and in evaluating bottled water, recreational water and water from private wells.

     The Company's Colilert-18 test is an optimized version of the Colilert medium and provides results within 18 hours. The Company's Enterolert product is also based on the Defined Substrate Technology and detects enterococci in recreational waters with results available in 24 hours. The Quanti-Tray device, when used in conjunction with the Company's Colilert, Colilert-18 or Enterolert products, enables users to test for microbiological contamination, and to obtain quantitative results without the time-consuming steps associated with traditional methods.

     The Company's Colilert, Colilert-18, and Quanti-Tray products have been approved by the US EPA. In addition, the Colilert test has also been approved in Japan and Brazil and is under evaluation by regulatory agencies in Europe and certain other countries in South America.

     The Company's hygiene products, which were introduced in May 1995 and are marketed under the Lightning trade name, are designed for rapid and convenient testing of cleaning effectiveness in food processing plants. The Lightning system consists of a unit dose testing device, which is used to swab processing and other surfaces to measure levels of adenosine triphosphate ("ATP"), and a portable luminometer used to read test results. Results may be obtained within one minute after a surface is swabbed. The luminometer also may be easily linked to a printer or computer to enable users to maintain records of test results.

     The Company's new SimPlate product line consists of proprietary media and an auto-aliquoting incubation vessel which detects and quantifies total coliforms and E. coli or total bacteria concentration in food. The SimPlate device is used with the Company's Defined Substrate Technology or Multiple Enzyme Technology media, with results available in 24 hours. The SimPlate product line was introduced in 1996 and is used by food quality managers for ongoing surveillance of food safety.

     In January 1997, the Company acquired Acumedia, which produces a line of dehydrated culture media products. Acumedia supplies more than 300 products primarily used for bacteria detection in the food industry. The Company intends to integrate the Acumedia products with its own test kits and instruments to offer a broader range of diagnostic products primarily to the food and water industry.

TECHNOLOGIES AND DELIVERY SYSTEMS

     The Company employs a wide range of technologies in the development and support of its detection products. The performance of an immunoassay, a microbiological test, a DNA probe test, or a blood biochemical, hematological, electrolyte or hormone analysis requires a delivery system which is tailored to the requirements of a particular application. The Company applies electrical, mechanical and systems engineering technologies to design, develop, or adapt delivery systems for each application. Each delivery system is capable of detecting a range of analytes depending on the reagents and other chemicals employed with a particular test. In addition, the Company develops software to allow test data to be automatically analyzed for the customer and to integrate the performance of its veterinary instruments.

-  DETECTION TECHNOLOGIES

  Immunoassays

     Many IDEXX products incorporate immunoassay technology. Immunoassays are tests based on antibody-antigen reactions. Antibodies are produced as a result of an immune response, a biological mechanism that enables certain animals to recognize and respond to substances foreign to the body, called antigens. Immune system proteins, called antibodies, are provided by the immune system specifically to bind to these antigens and also signal other immune system cells to assist in eliminating the antigen. Antigens include viruses, bacteria, parasites, and hormones. Immunoassays are most commonly used for diagnostic applications where the presence or absence of a specific analyte is being evaluated. Levels of detection are as low as one part per billion.

     In immunoassay-based tests, a sample containing an unknown quantity of the analyte is mixed with one or more reagents. Certain of these reagents contain either antibodies or antigens that bind in a highly specific manner to the analyte. Certain reagents are labeled with an indicator chemical, which identifies the presence or absence of the analyte. In some cases results can be read visually; in others, instruments are used to determine the results.

     The Company has expertise in using two basic types of immunoassay labels -- enzyme labels and fluorescent labels. In EIAs, enzymes are used as labels, and the test results are measured through a color change. The presence or absence of an analyte is indicated by the development of color in proportion to the amount of the analyte present in the sample. EIA labels allow for simple visual interpretation of test results. The Company has developed or adapted proprietary delivery systems for each of its immunoassay products. In fluorescent immunoassays, the presence of an analyte is indicated by fluorescence emitted by a fluorescent label and measured at certain wavelengths by an instrument. The Company has used a licensed PCFIA technology and a solid-phase fluorescence immunoassay ("SPFIA") technology to develop fluorescence-based immunoassay tests. PCFIA- and SPFIA-based products are capable of simultaneously performing tests for multiple analytes in a single sample by using different fluorescent labels for each analyte.

  Immunoassay Delivery Systems

     SNAP and SNAP Image Reader. The SNAP test device was developed by the Company and introduced in 1992. The SNAP device incorporates reversible sample flow and sequential release of on-board reagents which allow for a true "hands-off" test protocol. This device is capable of performing semi-quantitative and multiple analyte tests while requiring substantially less user attended time than either CITE or CITE Probe. The Company also has developed and markets the SNAP Image Reader, an instrument that reads and stores results for certain SNAP antibiotic residue tests.

     CITE. This single-use test, designed for veterinary clinics, quality control laboratories and in-field testing, employs disposable single-sample CITE (concentration immunoassay technology) test devices. The CITE device is a plastic hand-held cylinder into which the user introduces appropriate quantities of the test sample and various reagents. This device performs enzyme immunoassay tests by using proprietary membrane filter technology based in part on technology licensed from Hybritech Incorporated ("Hybritech"). IDEXX has enhanced this technology by adding internal controls, which improve test accuracy, and a prefilter, which permits the use of whole blood or other raw samples and thereby minimizes time-consuming sample preparation requirements. IDEXX has also applied this format to semi-quantitative and multiple-analyte applications.

     CITE Probe. CITE was the first immunoassay device to be widely accepted in veterinary clinics. In response to customer needs, the Company has also internally developed a membrane filter assay device, the CITE Probe, in which test reagents are pre-measured and loaded into a reagent tray included with the assay device. This eliminates the need for bottles and reagent mixing, thus improving ease of use and reducing the opportunity for testing error. This delivery device is particularly useful for customers who require a high degree of convenience for single-sample testing. Like the initial CITE device, the CITE Probe is capable of performing semi-quantitative and multiple-analyte testing.

     Microwell Systems. The Company's EIA systems for medium-volume laboratory applications consist of microwell-based test kits, instrumentation and software. Samples and reagents are introduced into and washed from individual wells with pipetters and washing systems. The color-based results are read either visually or with a spectrophotometer, which provides semi-quantitative or quantitative results. Proprietary software programs are used for data collection, analysis and database applications. Major users are government laboratories, private commercial laboratories and private livestock producers.

     Screen Machine. The Company's Screen Machine, designed for high-volume users, is a self-contained, fully automated instrument system capable of testing approximately 1,000 samples in a two-hour test procedure. Reagents are loaded separately into the Screen Machine in either liquid or coated-particle form and are dispensed automatically as the test progresses. The Screen Machine uses PCFIA technology to detect the presence and quantity of the target analyte or analytes and uses proprietary software to present the results in a manner that is highly specific and easily interpreted by the user. This instrument is utilized in high-volume screening applications in the veterinary field, as well as in biomedical research in pharmaceutical development and cancer research applications.

     - FCA Instrument. The Company's semi-automated FCA instrument, designed for medium-volume laboratory users, also uses PCFIA detection technology. Samples and reagents are introduced into and washed from individual microwells with pipetters and washing systems. Although less automated than the Screen

Machine, FCA systems are capable of providing highly specific data for approximately 90 samples tested in a single run.

     - LacTek. The LacTek product line was acquired by the Company in August 1996. LacTek tests are designed for use by food quality assurance personnel to detect drug residues in milk. These products are enzyme-linked immunosorbent assays in which the drug residues in milk compete with an enzyme tracer for antibody binding sites on the tube wall resulting in decreased color development if the target drug is present. The results are obtained by running a standard and reading the tubes with the LacTek Reader/Printer Instrument.

     - Parallux System. The Parallux system was acquired by the Company in August 1996. The system uses competitive SPFIA technology intended for the rapid detection of specific analytes. The Parallux system consists of disposable test cartridges to detect multiple analytes in conjunction with the Parallux processor instrument. The sample is pipetted on to the test cartridge containing the reagents and the instrument then performs the assay and displays and prints the results.

  DNA Probes

     The Company currently has three products which incorporate DNA probe technology. Unlike immunoassays, which are based upon the specific binding capabilities of antigens and antibodies, DNA probes offer a direct means of detecting the presence of certain organisms through the recognition of specific DNA sequences unique to each organism. This technology is particularly effective in differentiating closely related organisms which cannot be adequately distinguished by current immunoassay technology. In a DNA probe assay, a single-stranded, labeled DNA molecule called a probe, designed to be complementary to a unique DNA sequence of the target organism, is introduced into a test sample. The double-stranded DNA helix of the target is unwound at elevated temperatures. If the target organism is present, the probe will interact with the unique DNA sequences of that organism, forming stable, double-stranded hybrids. The presence of the labeled probe, bound to the complementary sequence of the target, is detected visually or with the aid of an instrument. The Company's current DNA probe products utilize the patented PCR technology licensed from Roche, which amplifies target DNA sequences several million-fold and thereby facilitates the detection of minute amounts of DNA in a sample. PCR technology also dramatically shortens the time needed for traditional culture-based tests, which rely on the growth rate of the target organism to reach to results compared to measurable levels.

  Blood Biochemistry

     Dry Slide Chemistry/VetTest Chemistry Analyzer. The Company markets products based on proprietary dry chemistry technology for the biochemical analysis and measurement of certain substances in blood. The measurement of such substances utilizing dry chemistry technology involves the reaction of a small sample of serum or plasma with specific substances coated in layered film on a small disposable slide. The levels of a target substance are indicated by color changes created through biochemical reactions within the slide, and these color changes are then measured and converted to clinically meaningful numeric values using the IDEXX VetTest instrument system. The dry chemistry slides are supplied by Johnson & Johnson Clinical Diagnostics, Inc. ("J&J") for use in the VetTest instrument system for animal health applications. See "Business -- Production."

     The Company's VetTest chemistry analyzer can measure blood levels of 21 different substances associated with various organ functions and health conditions. These substances include alanine aminotransferase, which is affected by kidney and liver disorders; glucose, which is affected by diabetic conditions; and creatine kinase, which is indicative of damage to the heart or other muscles. The VetTest instrument system is semi-automated and capable of running up to 12 different biochemical tests on a single sample in less than six minutes. Disposable dry chemistry slides are loaded into the instrument and are identified, through bar-coding, as to type of slide, manufacturing lot and other parameters. Samples are applied to each slide by an integral fluid metering probe. Assays are run and measured automatically and the test results are then displayed or printed along with reference ranges and certain diagnostic information.

  Ion-Specific Electrodes

     VetLyte Instrument. IDEXX markets products for the measurement of certain electrolytes in blood. These electrolytes (sodium, potassium and chloride) are measured by ion-specific electrodes in a small semi-automated instrument, called VetLyte. The monitoring of electrolyte levels with this technology can be helpful in diagnosing certain disease conditions, dehydration and health disorders that result from electrolyte imbalances.

     The Company distributes the VetLyte instrument which is manufactured for IDEXX by AVL Scientific Corporation. Samples are introduced to the instrument through a probe. The assay operation, including the addition of reagents from an enclosed solution pack, is performed automatically. Test results are available in less than one minute after sample introduction and are either displayed on the VetLyte instrument or downloaded to the VetTest instrument. The VetLyte system is self-calibrating.

  Centrifugal Hematology

     QBC(R) VetAutoread(TM) and QBC(R) V Systems. IDEXX distributes, under an OEM relationship with Becton, blood analyzers for veterinary applications known as the QBC(R) VetAutoread(TM) and the QBC(R) V Systems. These hematology instruments are based on Quantitative Buffy Coat technology, which uses centrifugal force to separate a blood sample into its key components. The blood sample is spun at high speed in a proprietary test device, and the different components of the blood separate by density. The QBC(R) VetAutoread(TM) instrument scans the blood tube, quantifies the different components and calculates parameters. The QBC(R) V instrument requires the user to visually scan the tube to quantify the blood components. These values are then compared to normal ranges contained in the software of the instrument, which assists the veterinarian in determining if there are disease states indicated that require further investigation. Key components evaluated are red blood cells (anemia/internal bleeding), white blood cells (infection, immunosuppression, allergy), and platelets (clotting capability). The QBC(R) VetAutoread(TM) instrument is based on the Becton QBC(R) Autoread(TM) System sold to physicians in private practices for human applications.

  Quantitative Immunoassay Analyzer

     VetTest SNAP Reader. IDEXX markets products for the measurement of total T4 and cortisol hormones. IDEXX's quantitative immunoassay analyzer, known as the VetTest SNAP Reader, provides quantitative measurement of total T4 and cortisol hormones, which assists the veterinarian in diagnosing certain endocrine diseases, such as hyper- and hypo-thyroidism, Cushing's syndrome and Addison's disease. In addition, the analyzer allows the veterinarian to monitor the effect of treatment on these diseases.

     The VetTest SNAP Reader is a module which can be integrated into the VetTest chemistry analyzer. Samples and reagents are introduced to the instrument using the Company's SNAP device. The quantitative measurement is performed automatically with results available for interpretation in less than 15 minutes after sample introduction. The results are either displayed on the VetTest SNAP Reader or downloaded to the VetTest analyzer.

  Defined Substrate Technology (DST)

     The Company markets products based on a microbiological technology that can detect a single viable microbe in a sample. The Company's DST products utilize indicator-nutrients which produce a change in color or fluorescence when metabolized by target microbes in the sample. The specificity of the test is due to the fact that only the organism of interest metabolizes the indicator nutrient, thereby both indicating and confirming its presence. The first application of DST is the Colilert test which is a US EPA approved test for simultaneously detecting the presence or absence of total coliforms and E. coli in drinking water. The Company has also introduced the Enterolert test for enterococci, which is another indicator of fecal contamination in water. The Company continues to pursue other microbiologically-based tests for the food and environmental markets.

     The Company recently introduced a DST-based media which detects total coliforms and E. coli in food. The media and food sample are dispensed into the Company's SimPlate device, which is incubated for 24 hours, and the number of positive wells then counted and compared to a most probable number table to determine the number of total coliforms and E. coli present in the sample.

  Multiple Enzyme Technology (MET)

     The Company also has introduced MET media for use with the SimPlate device. The MET product correlates enzyme activity to the presence of viable bacteria in food using multiple enzyme substrates which fluoresce when hydrolyzed by bacterial enzymes. Reading and quantification of total viable bacteria is achieved by incubating the media with the food sample in the SimPlate device for 24 hours and then counting the fluorescent wells. The total count of fluorescent wells is then compared against a most probable number table to determine the number of bacteria present in the sample.

  Hygiene Monitoring

     The Company's Lightning product line, introduced in May 1995, employs a unit dose test device to swab food production surfaces. The Lightning swab device is then used to release sequentially on-board reagents to determine the presence and level of ATP, which is present in food residues. Detection of ATP is accomplished by bioluminescence, the production of light by the reaction between the swab reagents and ATP. A luminometer instrument reads the test result and detects the presence and level of ATP on the swabbed surface.

- Other Technologies

     IDEXX has developed and applied other core technologies to enhance its diagnostic products, to facilitate their manufacture, and to extend product dating. These technologies include: the development and production of monoclonal antibodies used in test reagents; the synthesis, cloning and sequencing of DNA; the expression of recombinant proteins; the isolation, production and purification of various viral and bacterial pathogens used to detect antibodies; the synthesis, modification and conjugation of organic molecules such as drugs; the modification and conjugation of synthetic DNA and large protein molecules; the chemical modification of materials used in test delivery formats for optimum test performance; and the development of software-based "diagnostic systems" and communication protocols to link various IDEXX instrument systems together.

MARKETING AND DISTRIBUTION

     IDEXX markets, sells and services its products in more than 50 countries through a marketing, sales and technical service group as well as through approximately 100 independent distributors and other resellers, including more than 85 independent distributors outside of the U.S. Since the beginning of 1996, the Company has increased its field sales organization and related personnel from 364 to 452 people in order to provide better product marketing capabilities and customer service.

     The Company selects the appropriate distribution channel for its products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. The Company markets its livestock and poultry monitoring products directly to laboratories and other customers through IDEXX salespeople located in the U.S., Europe, Japan, Canada and Australia. Those products are also sold through distributors in Japan and several other countries. The Company markets its veterinary clinic products (including the VetTest and hematology product lines) to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel and reagents supplied both via the distribution channel and directly. Outside the U.S., IDEXX sells its veterinary clinic products through independent distributors and other resellers and, in certain European countries, Australia, Japan and Canada, through its direct sales force. The Company markets its water testing, food quality control and research products primarily through its direct sales force in the U.S. and Canada. Outside the U.S. and Canada, IDEXX markets these products through its direct sales force and through selected independent distributors in certain markets. In addition, IDEXX markets its veterinary laboratory services through its direct sales force in the U.S., the United Kingdom and Japan.

     IDEXX consumable products generally are sold as either "test kits" or reagent systems specific to instruments that the Company markets. Test kits include specialized immunoassay reagents, microbiological reagents, or DNA probes, designed to test for a specific disease, contaminant or condition. The Company's visually read tests usually are sold in packs consisting of disposable tests or devices and reagents sufficient to conduct from five to 200 tests. The Company's test kits for instrument systems typically include disposable test plates, slides, hematology tubes, hygiene swabs or reagents sufficient to conduct from 24 to 10,000 tests. The Company also markets the instruments, data processing equipment, computer software and certain other supplies needed for its testing systems.

     The list prices of the Company's test kits range from approximately $25 to $4,000 per kit. The list prices of the Company's test instruments range in price from approximately $1,000 to more than $70,000. Users of the Company's instrument-based test systems typically purchase on a recurring basis the reagents, slides, tubes and other disposables used with the system, along with service and maintenance contracts.

     The Company maintains sales offices outside the U.S. in Australia, France, Germany, Italy, Japan, New Zealand, The Netherlands, Spain, and the United Kingdom. Each of the sales offices purchases products from the Company at an established transfer price and manages its own selling and order processing functions. The Company's Japanese office also supports both direct sales of its products and marketing by its distributors, as well as providing commercial veterinary laboratory services. In addition, the Company's Cardiopet subsidiary, which is based in New Jersey, provides specialized consultation services to veterinarians. The Company supports the marketing of its veterinary laboratory services business from its facility located in Westbrook, Maine.

     In 1994, 1995 and 1996, 27%, 34%, and 34% respectively, of the Company's revenue was attributable to sales of products and services to customers outside the U.S. Risks associated with foreign operations include the need for additional regulatory approvals, possible disruptions in transportation of the Company's products, the differing product needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. The Company engages in limited hedging activities to reduce the effect of foreign currency fluctuations on its earnings.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are focused on the enhancement of its existing detection systems, the development of new test kits for additional diagnostic applications, and the development of new types of detection systems incorporating advances in immunology, cell and molecular biology, microbiology, DNA probes and other technologies.

     The Company seeks to enhance its competitive position in each of its markets by continually developing new products to meet evolving customer needs. These new products constitute both enhancements of existing products and the introduction of products based on new technologies or delivery systems. Since 1985, the Company has developed and introduced approximately 100 test kits and other products, including ten new test kits in 1996. During 1996, research and development personnel have been involved in more than 20 separate projects, ranging from improvements in reagents, software and instruments to the development of entirely new products.

     IDEXX had 83 employees as of December 31, 1996 in research and development, including 36 scientists with doctoral degrees. The Company's research and development expenses were approximately $8.2 million, $10.2 million and $12.2 million in 1994, 1995 and 1996, respectively.

PATENTS AND LICENSES

     The Company holds 12 U.S. patents and has filed patent applications for 17 other processes or products. The Company also holds three foreign patents and has filed 16 foreign patent applications which correspond to U.S. patents and patent applications of the Company.

     The Company also has pursued a strategy of licensing patents and technologies from third parties to provide it with competitive advantages in its selected markets and to accelerate new product introductions. These licenses include an exclusive royalty-bearing license for diagnostic products for the feline immunodeficiency virus from The Regents of the University of California, and an exclusive royalty-bearing license for the Defined Substrate Technology utilized in the Colilert test.

     The Company currently licenses certain technologies used in its products from third parties, and expects to continue to do so in the future. Moreover, to the extent the Company's products embody technologies protected by patents, copyrights or trade secrets of others, the Company may be required to obtain licenses to such technologies in order to continue to sell such products. There can be no assurance that any technology licenses which the Company desires or is required to obtain will be available on commercially reasonable terms. The failure to obtain any such licenses may delay or prevent the sale by the Company of certain new or existing products.

     From time to time the Company receives notices from third parties alleging that the Company's products infringe the proprietary rights of third parties. In May 1995, The Jewish Hospital of St. Louis filed suit against the Company alleging that the Company's canine heartworm products infringe a patent owned by the hospital for the diagnosis of heartworm infection in dogs. In addition, the Company has brought a patent infringement suit against Millipore Corporation relating to patents for the Colilert product. See "Legal Proceedings."

PRODUCTION

     The Company's test kits consist of the components required to perform a specific test in a reproducible and uniform manner. These components typically include antibodies, antigens or DNA probes, specialized chemical reagents, reference standards required to measure the test results, certain other supplies and appropriate packaging. The Company designs and assembles these kits in a production process subject to quality control procedures. In addition, the Company undertakes clinical testing or field trials of new tests before they are marketed.

     The Company's assay delivery systems include automated and semi-automated instrument systems, proprietary computer software and related immunoassay test plates, and disposable devices and the DST and MET product lines.

     Certain components of the Company's products are available from only one source. The Company purchases all of its CITE devices from Hybritech. The colorimetric enzyme readout of the Company's SNAP product line is only available from one supplier. The Company purchases all of its VetTest slides from J&J and all of its hematology components from Becton. In addition, certain key components of the Colilert product are only available from a single source. The Company purchases the components of its Lightning devices and luminometers from single sources. The Company also purchases certain of the components for its LacTek Reader/Printer instrument from single sources. While the Company does not anticipate difficulties in obtaining the components used in its products, the loss of any of these sources of supply would have a material adverse effect on the Company. The Company has contractual commitments or outstanding purchase orders with J&J, Sanyo Electric Co., Ltd. ("Sanyo") and Becton covering its anticipated 1997 requirements for slides, VetTest analyzers, hematology reagents and instruments.

     The Company has a Supply Agreement with J&J, as assignee of Eastman Kodak Company (as amended, the "J&J Agreement"), relating to the manufacture and sale by J&J of slides (the "VetTest Slides") designed for use in the VetTest analyzer. The J&J Agreement provides for J&J to sell the VetTest Slides, packaged both as single chemistries, as general health profiles and as pre-anesthetic panels for young animals, to the Company in amounts based on forecasts provided by the Company from time to time. The Company is required to purchase all of its requirements for slides from J&J to the extent available. In addition, the Company has committed to minimum annual purchase volumes of single chemistry VetTest Slides during the term of the J&J Agreement. The J&J Agreement does not prohibit J&J from selling comparable slides or licensing its slide technology for use in veterinary applications and J&J currently sells comparable slides for use in its own analyzer, which is primarily designed for human applications but is also used in the veterinary market. Although the Company does not believe sales by J&J in the veterinary market currently have a material adverse effect on the business of the Company, there can be no assurance that such sales will not have such a material adverse effect in the future. The J&J Agreement expires on December 31, 2006 and contains provisions for the negotiation of a renewal term of five years.

     The Company has an agreement with Sanyo for the supply of VetTest analyzers (the "Sanyo Agreement"). The Sanyo Agreement provides for Sanyo to manufacture VetTest analyzers for the Company in quantities the Company designates from time to time. The Sanyo Agreement is in effect through December 31, 1997, and continues to renew automatically for one-year periods unless either party notifies the other of its decision not to renew.

     The QBC(R) VetAutoread(TM) and QBC(R) V Systems are manufactured for IDEXX by Becton, and are covered by a development and distribution agreement which requires Becton to supply instruments to IDEXX through 2001 and reagents through 2003. IDEXX has committed to minimum annual purchases of instruments and reagents under the agreement.

     Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company maintains no significant backlog and believes that its backlog at any particular date is not indicative of future sales.

COMPETITION

     Competition in the Company's markets is intense. IDEXX competes with a large number of companies ranging from very small businesses to large health care and other companies, many of which have substantially greater financial, manufacturing, marketing and product and service research resources than the Company. In general, the particular companies with which IDEXX competes vary with the Company's different markets. The Company competes primarily on the basis of the ease of use, speed, accuracy and other performance characteristics of its products, the breadth of its product line, the effectiveness of its sales and distribution channels, customer service and pricing.

     Academic institutions, governmental agencies and other public and private research organizations are also conducting research activities and may commercialize products on their own or through joint ventures. The existence of competing products, services or procedures that may be developed in the future may adversely affect the marketability of products and services developed by the Company. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and obtain adequate capital resources.

GOVERNMENT REGULATION

     Most diagnostic tests for animal health applications are regulated in the U.S. by the Center for Veterinary Biologics within the U.S. Department of Agriculture's ("USDA") Animal and Plant Health Inspection Service ("APHIS"). The APHIS regulatory process involves the submission of product performance data and manufacturing documentation. Subsequent to regulatory approval to market a product, APHIS requires that each lot of product be submitted for review prior to release to customers. In addition, APHIS requires special approval for marketing products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval as part of their separate regulatory approvals. However, compliance with an extensive regulatory process is required in connection with marketing products in Japan, Germany, The Netherlands and many other countries.

     The Company also is required to have a facility license from APHIS to manufacture USDA-licensed products at its facility. The Company has obtained such a license for its current manufacturing facility.

     The Company also submits certain of its products for government or industry certification which is not legally required in order to market the product but which may be required by customers purchasing the product.

     Certain non-diagnostic products of the Company are used in animal health applications but do not currently require licensing by APHIS or most foreign governments. From time to time other federal agencies and Congressional committees have indicated an interest in implementing further regulation of the biotechnology industry. The Company is unable to predict whether any such regulations will be adopted or whether, if adopted, such regulations will adversely affect the Company's business.

     The Colilert product has been approved by the US EPA and the Japanese Ministry of Health and Welfare for drinking water testing. The Company has also received Association of Official Analytical Chemists ("AOAC") approval for the use of Colilert for testing water used as an ingredient in food or in the production of food. The Company's Colilert-18 product has been approved by the US EPA and submitted to United Kingdom regulatory authorities for approval. Use of this technology for other applications may require regulatory approval from those agencies, as well as the USDA and the U.S. Food and Drug Administration (the "US FDA"). In addition, the Company's SimPlate product used in conjunction with the Defined Substrate Technology and the Multiple Enzyme Technology has been approved by the AOAC for their use in food testing.

     The US FDA has recommended certification requirements for certain test kits used in dairy applications. The Company is in compliance with the recommended requirements and has received AOAC-RI approval for its SNAP and LacTek Beta-Lactam test kits. It is expected that the US FDA will impose further requirements in this area.

     Any acquisitions of new products and technologies may subject the Company to additional areas of government regulation. These may involve food, drug and water quality regulations of the US FDA, the US EPA and the USDA, as well as state, local and foreign governments.

EMPLOYEES

     As of December 31, 1996, IDEXX had 1515 full-time and part-time employees, including 452 in marketing and sales, 83 in research and development, 762 in manufacturing and distribution and 218 in corporate and administration. The Company is not a party to any collective bargaining agreement and believes that relations with its employees are good.

ITEM 2.  PROPERTIES

     IDEXX leases approximately 232,000 square feet of industrial space in Westbrook, Maine, which lease expires in 2008. IDEXX also leases approximately 75,000 square feet of industrial space in Memphis, Tennessee for use as a distribution facility. The lease for the Tennessee facility expires in 2007. IDEXX also leases smaller office, manufacturing and warehouse spaces in the U.S. and elsewhere in the world, including 15,000 square feet in Cergy, France which serves as an office and distribution facility for Europe and 20,000 square feet in Sunnyvale, California which serves as additional research and development space. In addition, the Company owns or leases approximately 75,000 square feet of space in the U.S. and the United Kingdom for use as veterinary reference laboratories and office space for its veterinary consulting services. Of this space, 50,000 square feet is owned by the Company and the remaining amount is leased, which leases have varying expiration dates up to the year 1999.

ITEM 3.  LEGAL PROCEEDINGS

     On February 4, 1993, the Company acquired Environetics, Inc. ("Environetics"), which brought a patent infringement suit with Stephen Edberg, Ph.D. against Millipore Corporation ("Millipore") in the U.S. District Court for the District of Connecticut on September 30, 1992 (the "Millipore I suit"). The complaint in the Millipore I suit was subsequently amended to add as additional plaintiffs Access Medical Systems, Inc., a subsidiary of the Company ("Access"), and Stephen C. Wardlaw, M.D. The primary relief sought by the plaintiffs is an injunction against Millipore which would prevent Millipore from selling a competitive product that the plaintiffs believe infringes U.S. Patent No. 4,925,789 (the "'789 Patent") covering the Company's Colilert product, under which Access and Environetics have an exclusive license from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the patent is invalid or not infringed.

     In addition, on July 26, 1995 the Company, Environetics, Access and Drs. Edberg and Wardlaw brought a second patent infringement suit against Millipore in the U.S. District Court for the District of Connecticut

(the "Millipore II suit"). The principal relief sought by the plaintiffs in the Millipore II suit is an injunction against Millipore which would prevent Millipore from selling a product which the plaintiffs believe infringes U.S. Patent No. 5,429,933 (the " '933 Patent"), which also covers the Colilert product. The '933 Patent, which is related to the '789 Patent, was issued in July 1995 to Dr. Edberg. Access and Environetics have an exclusive license under the '933 Patent from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the '933 Patent is invalid or not infringed and is seeking to add a counterclaim alleging misappropriation of trade secrets. If the plaintiffs do not prevail in the Millipore I and Millipore II suits, the Company anticipates that the Colilert product would encounter increased competition, which could adversely affect sales of the Colilert product.

     On February 24, 1995, CDC Technologies, Inc. ("CDC Technologies") filed suit against the Company in the U.S. District Court for the District of Connecticut. In its complaint, CDC Technologies alleges that the Company's conduct in, and its relationships with its distributors in connection with, the distribution of the Company's hematology products (i) violate federal and state antitrust statutes, (ii) violate Connecticut statutes regarding unfair trade practices, and (iii) constitute a civil conspiracy and interfere with CDC Technologies' business relations. The relief sought by CDC Technologies includes treble damages for antitrust violations, as well as compensatory and punitive damages, and an injunction to prevent the Company from interfering with CDC Technologies' relations with distributors. The Company has filed an answer denying the allegations in CDC Technologies' complaint. The Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

     On May 26, 1995, The Jewish Hospital of St. Louis (the "Hospital") brought a suit against the Company which is currently pending in the U.S. District Court for the District of Maine for infringement of U.S. Patent No. 4,839,275 issued June 13, 1989 (the " '275 Patent"). The '275 Patent, which is owned by the Hospital, claims certain methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by the Hospital is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the '275 Patent, as well as treble damages for past infringement. While the Company believes that it has meritorious defenses in this matter, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the state of New York. In their complaint, the plaintiffs allege that the Company has breached promises and made negligent misrepresentations, and has breached fiduciary and other duties. The plaintiffs are seeking damages in excess of $50.0 million. The Company purchased a 15% equity interest in Purisys in August 1994 for $616,000, and the Company subsequently advanced additional amounts to Purisys to purchase certain international distribution rights. In March 1995, the Company ceased advancing funds to Purisys, which filed for protection under the Bankruptcy Code in July 1995. While the Company believes it has meritorious defenses, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

NAME                           AGE                             TITLE
----                           ---                             -----
David E. Shaw................. 45    Chairman of the Board of Directors and Chief Executive
                                     Officer
Erwin F. Workman, Jr.,
  Ph.D........................ 50    President and Chief Operating Officer

Ralph K. Carlton.............. 41    Senior Vice President, Finance and Administration and
                                     Chief Financial Officer

Ernst R. Bachofner............ 52    Vice President

Henry D. Bobe................. 44    Vice President

Brad R. MacKinnon............. 39    Vice President

Louis W. Pollock.............. 43    Vice President

Merilee Raines................ 41    Vice President, Finance and Treasurer

     Mr. Shaw founded the Company in 1983, has served as its Chief Executive Officer since 1983, and served as its President from 1983 until October 1993. Prior to founding the Company, he was a Vice President of Agribusiness Associates, Inc., an international management consulting firm.

     Dr. Workman joined the Company in July 1984. He became President and a Director of the Company in October 1993. Before joining the Company, he was Manager of Research and Development for the Hepatitis and AIDS Business Unit within the diagnostic division of Abbott Laboratories.

     Mr. Carlton joined the Company in February 1997 as Senior Vice President, Finance and Administration and Chief Financial Officer. Mr. Carlton was a Senior Vice President with the investment banking firm of Donaldson, Lufkin & Jenrette, from March 1995 until he joined the Company. From 1986 to March 1995, he was with the investment banking firm of Goldman, Sachs & Co., where he served in various capacities, the most recent being as a Vice President.

     Mr. Bachofner joined the Company in April 1996 as a Vice President, with responsibility for European operations. From 1988 through February 1996, he was the Chief Executive Officer of Industrial Innovation Management S.A., a venture capital business in Nyon, Switzerland.

     Mr. Bobe joined the Company in November 1996 as a Vice President, with responsibility for corporate development. From 1977 through October 1996, he was employed by Fermenta Animal Health Company, Inc., a veterinary animal products manufacturer, where he served in various capacities, the most recent being as President, Chief Executive Officer and a director of the company.

     Mr. MacKinnon became a Vice President of the Company and President and General Manager of the Company's Veterinary Products Division in December 1994. Since joining the Company in 1987, Mr. MacKinnon has held a variety of positions in veterinary products marketing, and was most recently a Divisional Vice President for Corporate Development from July 1993 through December 1994. Prior to joining the Company, he was with Proctor & Gamble from 1985 to 1987.

     Mr. Pollock became a Vice President of the Company in December 1994 and is President and General Manager of the Company's Food and Environmental Division. Mr. Pollock joined the Company in 1986 and served in positions of increasing responsibility in veterinary products sales management prior to serving as President of the Company's International Division from December 1994 to March 1996. Prior to joining the Company, Mr. Pollock was employed in various sales and marketing positions with Abbott Laboratories.

     Ms. Raines joined the Company in 1985 as Controller and served as Director of Finance from 1988 until March 1995, when she was promoted to Division Vice President, Finance. She assumed her present position in May 1995.

PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Common Stock is quoted on the Nasdaq National Market under the symbol IDXX. The following table sets forth for the periods indicated the high and low closing sales prices per share of the Common Stock as reported on the Nasdaq National Market.

                                                                           HIGH     LOW
                                                                           ----     ---
      CALENDAR 1995
           First Quarter.................................................  $23 1/4 $16 7/8
           Second Quarter................................................   26 1/2  20 1/4
           Third Quarter.................................................   38 3/4  25 3/4
           Fourth Quarter................................................   47      36 1/2

      CALENDAR 1996
           First Quarter.................................................  $53 1/2 $40 1/4
           Second Quarter................................................   49      37
           Third Quarter.................................................   46 1/4  30 1/2
           Fourth Quarter................................................   45 1/4  30

     As of December 31, 1996, there were 1,333 holders of record of the Company's Common Stock.

     The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.

     In August 1996, in connection with the merger of Idetek into a wholly-owned subsidiary of the Company, the Company issued 436,804 shares of its Common Stock to the shareholders of Idetek in exchange for all of the outstanding capital stock of Idetek. The Common Stock issued by the Company in the merger was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Section 3(a)(10) of the Securities Act and a Permit issued by the California Department of Corporations pursuant to Section 25121 of the California Corporations Securities Law of 1968.

     In July 1996, in connection with the acquisition of CVD, the Company issued a three-year unsecured note payable for approximately $3 million bearing interest at an annual rate of 8% to CVD. The note issued by the Company was exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for each of the years ended December 31, 1992, 1993, 1994, 1995 and 1996. The selected consolidated financial data presented below for the five-year period ended December 31, 1996 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

                                                        YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                        1992         1993         1994         1995         1996
                                       -------     --------     --------     --------     --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(1):
Revenue..............................  $61,454     $ 93,062     $126,363     $188,602     $267,677
Cost of revenue......................   26,466       37,981       53,224       80,860      113,270
                                       -------     --------     ---------    --------     --------
Gross Profit.........................   34,988       55,081       73,139      107,742      154,407
Expenses:
     Sales and marketing.............   16,574       22,751       29,078       47,490       66,950
     General and administrative......    7,187       10,799       13,112       17,092       28,271
     Research and development........    5,209        6,891        8,244       10,192       12,195
     Acquisition costs...............       --          725           --           --           --
                                       -------     --------     ---------    --------     --------
Income from operations...............    6,018       13,915       22,705       32,968       46,991
Interest income, net.................      972        1,127        1,588        4,068        8,332
Arbitration charge...................       --           --        1,459           --           --
                                       -------     --------     ---------    --------     --------
Net income before provision for
  income taxes.......................    6,990       15,042       22,834       37,036       55,323
Provision for income taxes...........    1,562        5,388        9,498       15,542       22,683
                                       -------     --------     ---------    --------     --------
Net income...........................  $ 5,428     $  9,654     $ 13,336     $ 21,494     $ 32,640
                                       =======     ========     ========     ========     ========
Net income per share.................  $  0.18     $   0.29     $   0.40     $   0.61     $   0.83
Weighted average common and common
  equivalent shares outstanding......   30,818       33,118       33,525       35,362       39,519

                                                           YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                           1992        1993         1994         1995         1996
                                          -------     -------     --------     --------     --------
                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................... $49,025     $62,483     $ 76,575     $228,565     $250,590
Total assets.............................  81,818      97,967      121,741      312,540      373,852
Total debt...............................      --          --           --        1,687        3,000
Stockholders' equity.....................  71,677      83,631       99,786      279,125      322,725

---------------

(1) The statement of operations data reflect the Company's acquisition of ETI Corporation ("ETI") in February 1993, which was accounted for as a pooling of interests; accordingly, the results of operations for ETI have been included in the results of operations for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[] RESULTS OF OPERATIONS

  1996 Compared to 1995

     Revenue for 1996 increased 42% to $267.7 million from $188.6 million in 1995. The increase in revenue was principally attributable to increased sales of veterinary clinical chemistry consumables, veterinary laboratory services resulting from acquisitions of veterinary reference laboratories, canine test products, and a quantitative thyroid instrument introduced in the first quarter of 1996. Price increases in the veterinary clinical products also contributed to the increase in revenue.

     International revenue increased 41% to $91.5 million in 1996 compared to $65.0 million in 1995. Increased revenue in Europe, which included revenue of Grange Laboratories Ltd. and Ubitech Aktiebolag acquired during 1996, accounted for 44% of the increase in international revenue and increased revenue in Japan accounted for 33% of the increase in international revenue for 1996 compared to 1995. The remaining increase was primarily attributable to increased revenues in Canada, Asia and Australia. Revenue of the Company's European subsidiaries, transacted in local currencies, increased 28% in 1996 compared to 1995. In U.S. dollars, the European revenue increase was 24% to $59.9 million in 1996 compared to $48.2 million for 1995.

     Gross profit as a percentage of revenue was 58% for 1996 compared to 57% for 1995. Operating and purchasing efficiencies and higher selling prices of certain veterinary clinical chemistry products exceeded the unfavorable impact of product mix, which resulted principally from lower margins generated by the acquisitions of veterinary reference laboratories in 1996.

     Sales and marketing expenses were 25% of revenue in 1996 and 1995. The dollar increase of $19.5 million was principally attributable to additional personnel in sales functions worldwide.

     Research and development expenses were 5% of revenue in 1996 and 1995. The dollar increase of $2.0 million reflected additional resources and related overhead to support product development.

     General and administrative expenses were 11% and 9% of revenue in 1996 and 1995, respectively. The increase as a percentage of revenue and the dollar increase of $11.2 million were principally attributable to additional operating expenses and acquisition costs associated with acquisitions and higher legal expenses in 1996.

     Net interest income was $8.3 million in 1996 compared to $4.1 million in 1995. The increase in interest income was due to higher invested cash balances outstanding during 1996 versus 1995, due in large part to a public stock offering completed in September 1995 that generated approximately $153.0 million in net proceeds.

     The Company's effective tax rate was 41% in 1996 compared to 42% in 1995. The decrease in the effective tax rate was principally attributable to income generated in states with lower income tax rates.

  1995 Compared to 1994

     Total revenue for 1995 increased 49% to $188.6 million from $126.4 million for 1994. The increase in total revenue was principally attributable to increased unit sales of veterinary clinical chemistry and hematology consumables and instruments, test kits for feline viruses, canine heartworm, and other applications. Other important contributors to revenue growth included tests to detect contaminants in food, food processing plants and drinking water. Price increases in the veterinary clinic products also contributed to the increase in revenue.

     International revenue increased 89% to $65.0 million compared to $34.3 million in 1994. Increased revenue in Europe accounted for 67% of the increase in international revenue for 1995. The remaining increase was primarily attributable to increased revenue in Canada, Japan and Australia. Revenue of the Company's three European subsidiaries, transacted in local currencies, increased 60% in 1995 compared to 1994. In U.S. dollars, the European revenue increase was 75% to $48.2 million in 1995 compared to $27.5 million in 1994.

     Gross profit as a percentage of revenue was 57% for 1995 compared to 58% for 1994. Operating efficiencies and higher selling prices for certain instruments and consumables were more than offset by the impact of product mix, as revenue growth of lower margin instruments, consumables and services exceeded the revenue growth in higher margin diagnostic kit products.

     Sales and marketing expenses were 25% of revenue in 1995 as compared to 23% in 1994. The increase as a percentage of revenue and the dollar increase of $18.4 million were attributable principally to additional sales personnel in sales functions worldwide and increased expenses for marketing programs related to the Company's veterinary clinic products.

     Research and development expenses were 5% of revenues in 1995 compared to 7% in 1994. In dollars, such expenses increased 24% in 1995, reflecting additional resources and related overhead to support product development.

     General and administrative expenses declined from 10% in 1994 to 9% of total revenue in 1995, as a result of increased efficiencies in administrative functions.

     Net interest income was $4.1 million in 1995 as compared to $1.6 million in 1994. The increase in interest income over the prior year was due to higher invested cash balances, due in part to a public stock offering in September 1995 that generated approximately $153.0 million in net proceeds, at higher interest rates.

     The Company's effective tax rate was 42% for 1995 and 1994.

 -  LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had $173.6 million of cash, cash equivalents, and short-term investments and $250.6 million of working capital.

     The Company's total capital budget for 1997 is approximately $25 million. Under the terms of certain supply agreements with suppliers of the Company's hematology instruments and consumables, slides for its VetTest instruments and certain raw materials, the Company has aggregate commitments to purchase approximately $35.2 million of products in 1997.

     The Company believes that current cash and short-term investments, which include net proceeds from the offering of the Company's Common Stock in 1995, and funds generated from operations, will be sufficient to fund the Company's operations for the foreseeable future.

 -  FUTURE OPERATING RESULTS

     The future operating results of the Company are subject to a number of factors, including without limitation the following:

     The Company's business has grown significantly over the past several years as a result of both internal growth and acquisitions of products and businesses. The Company has consummated a number of acquisitions since 1992, including six acquisitions in 1996, and plans to make additional acquisitions. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses, and managing growth requires a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth.

     The Company has experienced and may experience in the future significant fluctuations in its quarterly operating results. Factors such as the introduction and market acceptance of new products and services, the mix of products and services sold and the mix of domestic versus international revenue could contribute to this quarterly variability. The Company operates with relatively little backlog and has few long-term customer contracts and substantially all of its product and service revenue in each quarter results from orders received in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and more unpredictable. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income.

     The markets in which the Company competes are subject to rapid and substantial technological change. The Company encounters, and expects to continue to encounter, intense competition in the sale of its current and future products and services. Many of the Company's competitors and potential competitors have substantially greater capital, manufacturing, marketing, and research and development resources than the Company.

     The Company's future success will depend in part on its ability to continue to develop new products and services both for its existing markets and for any new markets the Company may enter in the future. The Company believes that it has established a leading position in many of the markets for its animal health diagnostic products and services, and the maintenance and any future growth of its position in these markets is dependent upon the successful development and introduction of new products and services. The Company also plans to devote significant resources to the growth of its veterinary laboratory business and its business in the food, hygiene and environmental markets and to the development of an animal pharmaceutical product business, where the Company's operating experience and product and technology base are more limited than in its animal health diagnostic product markets. There can be no assurance that the Company will successfully complete the development and commercialization of products and services for existing and new businesses.

     The Company's success is heavily dependent upon its proprietary technologies. The Company relies on a combination of patent, trade secret, trademark and copyright law to protect its proprietary rights. There can be no assurance that patent applications filed by the Company will result in patents being issued, that any patents of the Company will afford protection against competitors with similar technologies, or that the Company's non-disclosure agreements will provide meaningful protection for the Company's trade secrets and other proprietary information. Moreover, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technologies. In addition, the Company licenses certain technologies used in its products from third parties, and the Company may be required to obtain licenses to additional technologies in order to continue to sell certain products. There can be no assurance that any technology licenses which the Company desires or is required to obtain will be available on commercially reasonable terms.

     From time to time the Company receives notices alleging that the Company's products infringe third party proprietary rights. Patent litigation frequently is complex and expensive and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company, and an adverse outcome may preclude the Company from selling certain products or require the Company to pay damages or make additional royalty or other payments with respect to such sales. In addition, from time to time other types of lawsuits are brought against the Company, wherein an adverse outcome could adversely affect the Company's results of operations. See "Legal Proceedings."

     Certain components used in the Company's products are currently available from only one source and others are available from only a limited number of sources. The Company's inability to develop alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, could result in cost increases or reductions or delays in product shipments. Certain technologies licensed by the Company and incorporated into its products are also available from a single source, and the Company's business may be adversely affected by the expiration or termination of any such licenses or any challenges to the technology rights underlying such licenses. In addition, the Company currently purchases or is contractually required to purchase certain of the products that it sells from one source. Failure of such sources to supply product to the Company may have a material adverse effect on the Company's business.

     In 1996, international revenue increased 41% over 1995 to $91.5 million, or 34% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

     The development, manufacturing, distribution and marketing of certain of the Company's products and provision of its services, both in the United States and abroad, are subject to regulation by various domestic and foreign governmental agencies. Delays in obtaining, or the failure to obtain, any necessary regulatory approvals could have a material adverse effect on the Company's future product and service sales and operations. Any acquisitions of new products, services and technologies may subject the Company to additional areas of government regulations.

     The development, manufacture, distribution and marketing of the Company's products and provision of its services involve an inherent risk of product liability claims and associated adverse publicity. Although the Company currently maintains liability insurance, there can be no assurance that the coverage limits of the Company's insurance policies will be adequate. Such insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms or at all.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                                         PAGE
                                                                                         -----
-     Report of Independent Public Accountants.........................................     27

-     Consolidated Balance Sheets as of December 31, 1995 and 1996.....................     28

-     Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995
        and 1996.......................................................................     29

-     Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
        1994, 1995 and 1996............................................................     30

-     Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995
        and 1996.......................................................................     31

-     Notes to Consolidated Financial Statements.......................................  32-46

-     Schedule II
        Valuation and Qualifying Accounts..............................................     47

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To IDEXX Laboratories, Inc.:

     We have audited the accompanying consolidated balance sheets of IDEXX Laboratories, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 13, 1997

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      1995             1996
                                                                  ------------     ------------
                                            ASSETS
Current Assets:
     Cash and cash equivalents..................................  $149,252,497     $127,741,450
     Short-term investments.....................................    34,409,074       45,895,723
     Accounts receivable, less reserves of $2,510,000 and
       $4,001,000 in 1995 and 1996, respectively................    44,091,136       66,633,284
     Inventories................................................    28,192,490       48,401,936
     Other current assets.......................................     6,034,503       13,044,689
                                                                  ------------     ------------
          Total current assets..................................   261,979,700      301,717,082
                                                                  ------------     ------------
Long-Term Investments...........................................    13,625,890        7,255,000
Property and Equipment, at Cost:
     Leasehold improvements.....................................    14,878,226       15,149,980
     Machinery and equipment....................................    12,873,385       18,847,341
     Office furniture and equipment.............................    11,148,348       19,370,886
     Land.......................................................       --               890,136
     Buildings..................................................       --             4,202,111
     Construction-in-progress...................................     1,439,448          796,414
                                                                  ------------     ------------
                                                                    40,339,407       59,256,868
     Less -- Accumulated depreciation and amortization..........    14,843,799       22,863,195
                                                                  ------------     ------------
                                                                    25,495,608       36,393,673
Other Assets, Net...............................................    11,438,427       28,486,580
                                                                  ------------     ------------
                                                                  $312,539,625     $373,852,335
                                                                  ============     ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable...........................................  $ 10,807,092     $ 18,692,349
     Accrued expenses...........................................    16,656,872       23,871,718
     Notes payable..............................................     1,687,433        3,000,000
     Deferred revenue...........................................     4,263,550        5,562,996
                                                                  ------------     ------------
          Total current liabilities.............................    33,414,947       51,127,063
                                                                  ------------     ------------
Commitments and Contigencies (Note 5)
Stockholders' Equity:
     Preferred Stock, $1.00 par value -- Authorized -- 500,000
       shares None issued and outstanding.......................       --               --
     Series A Junior Participating Preferred Stock, $1.00 par
       value -- Designated -- 100,000 shares of Preferred Stock
       None issued and outstanding..............................       --               --
     Common Stock, $0.10 par value -- Authorized -- 60,000,000
       shares Issued and outstanding -- 36,548,596 shares in
       1995 and 37,774,113 shares in 1996.......................     3,654,860        3,777,411
     Additional paid-in capital.................................   230,805,959      253,117,680
     Retained earnings..........................................    45,221,905       67,375,653
     Cumulative translation adjustment..........................      (558,046)      (1,545,472)
                                                                  ------------     ------------
          Total stockholders' equity............................   279,124,678      322,725,272
                                                                  ------------     ------------
                                                                  $312,539,625     $373,852,335
                                                                  ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                       1994             1995             1996
                                                   ------------     ------------     ------------
Revenue..........................................  $126,362,531     $188,601,950     $267,677,374
Cost of revenue..................................    53,223,908       80,859,711      113,270,667
                                                   ------------     ------------     ------------
     Gross profit................................    73,138,623      107,742,239      154,406,707
                                                   ------------     ------------     ------------
Expenses:
     Sales and marketing.........................    29,078,029       47,490,007       66,949,513
     General and administrative..................    13,111,588       17,092,521       28,271,361
     Research and development....................     8,244,499       10,191,762       12,194,823
                                                   ------------     ------------     ------------
          Income from operations.................    22,704,507       32,967,949       46,991,010
Interest income, net.............................     1,588,174        4,068,210        8,331,787
Arbitration charge...............................     1,459,127               --               --
                                                   ------------     ------------     ------------
          Net income before provision for income
            taxes................................    22,833,554       37,036,159       55,322,797
Provision for income taxes.......................     9,498,000       15,542,304       22,682,347
                                                   ------------     ------------     ------------
          Net income.............................  $ 13,335,554     $ 21,493,855     $ 32,640,450
                                                   ============     ============     ============
Net income per common and common equivalent
  share..........................................         $0.40            $0.61            $0.83
                                                          =====            =====            =====
Weighted average number of common and common
  equivalent shares outstanding..................    33,524,898       35,362,103       39,518,822

  The accompanying notes are an integral part of these consolidated financial statements.

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   COMMON STOCK
                              -----------------------    ADDITIONAL                   CUMULATIVE        TOTAL
                                NUMBER       $0.10        PAID-IN        RETAINED     TRANSLATION   STOCKHOLDERS'
                              OF SHARES    PAR VALUE      CAPITAL        EARNINGS     ADJUSTMENT       EQUITY
                              ----------   ----------   ------------   ------------   -----------   -------------
BALANCE, December 31, 1993... 31,102,134   $3,110,213   $ 70,859,717   $ 10,392,496   $  (731,106)  $  83,631,320
     Exercise of stock
       options, including the
       tax benefit...........    440,938       44,094      2,403,282        --            --            2,447,376
     Net income..............     --           --            --          13,335,554       --           13,335,554
     Translation
       adjustment............     --           --            --             --            371,372         371,372
                              ----------   -----------  ------------    -----------   -----------    ------------
BALANCE, December 31, 1994... 31,543,072    3,154,307     73,262,999     23,728,050      (359,734)     99,785,622
     Sale of Common Stock,
       net of issuance
       costs.................  4,600,000      460,000    152,503,468        --            --          152,963,468
     Exercise of stock
       options, including the
       tax benefit...........    405,524       40,553      5,039,492        --            --            5,080,045
     Net income..............     --           --            --          21,493,855       --           21,493,855
     Translation
       adjustment............     --           --            --             --           (198,312)       (198,312)
                              ----------   -----------  ------------    -----------   -----------    ------------
BALANCE, December 31, 1995... 36,548,596    3,654,860    230,805,959     45,221,905      (558,046)    279,124,678
     Issuance of Common Stock
       for acquisition of
       Idetek, Inc...........    393,122       39,311     10,539,041    (10,486,702)      --               91,650
     Exercise of stock
       options, including the
       tax benefit...........    832,395       83,240     11,772,680        --            --           11,855,920
     Net income..............     --           --            --          32,640,450       --           32,640,450
     Translation
       adjustment............     --           --            --             --           (987,426)       (987,426)
                              ----------   -----------  ------------    -----------   -----------    ------------
BALANCE, December 31, 1996... 37,774,113   $3,777,411   $253,117,680   $ 67,375,653   $(1,545,472)  $ 322,725,272
                              ==========   ===========  ============   ============   ===========   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                       1994             1995             1996
                                                   ------------     ------------     ------------
Cash Flows From Operating Activities:
     Net income..................................  $ 13,335,554     $ 21,493,855     $ 32,640,450
     Adjustments to reconcile net income to net
       cash provided by operating activities
          Depreciation and amortization..........     4,517,740        5,741,779       10,390,325
          Changes in assets and liabilities, net
            of acquisition(s):
               Accounts receivable...............    (3,266,204)     (19,586,599)     (18,875,062)
               Inventories.......................    (6,170,668)      (7,403,308)     (19,246,791)
               Other current assets..............    (1,262,739)      (3,210,713)      (6,370,054)
               Accounts payable..................     2,000,175        1,625,026        6,062,473
               Accrued expenses..................     3,728,207        6,191,368        2,074,707
               Deferred revenue..................     1,891,271        1,955,721        1,299,446
                                                   ------------     ------------     ------------
                    Net cash provided by
                      operating activities.......    14,773,336        6,807,129        7,975,494
                                                   ------------     ------------     ------------
Cash Flows From Investing Activities:
     Increase in investments, net................    (4,775,901)     (22,800,426)      (5,115,759)
     Purchases of property and equipment.........    (4,441,516)     (15,859,700)     (11,783,586)
     Increase in other assets....................    (2,137,895)        (105,679)      (1,859,345)
     Acquisition(s) of business(es), net of cash
       acquired..................................       --            (3,500,000)     (19,708,912)
                                                   ------------     ------------     ------------
                    Net cash used in investing
                      activities.................   (11,355,312)     (42,265,805)     (38,467,602)
                                                   ------------     ------------     ------------
Cash Flows From Financing Activities:
     Proceeds from issuance of common stock, net
       of issuance costs.........................       --           152,963,468          --
     Proceeds from issuance of (repayment of)
       notes payable.............................       --             1,687,433       (1,887,433)
     Proceeds from the exercise of stock options,
       including the tax benefit.................     2,447,376        5,080,045       11,855,920
                                                   ------------     ------------     ------------
                    Net cash provided by
                      financing activities.......     2,447,376      159,730,946        9,968,487
                                                   ------------     ------------     ------------
Net effect of Exchange Rate Changes..............       371,372         (198,312)        (987,426)
                                                   ------------     ------------     ------------
Net Increase (Decrease) in Cash and Cash
  Equivalents....................................     6,236,772      124,073,958      (21,511,047)
Cash and Cash Equivalents, Beginning of Year.....    18,941,767       25,178,539      149,252,497
                                                   ------------     ------------     ------------
Cash and Cash Equivalents, End of Year...........  $ 25,178,539     $149,252,497     $127,741,450
                                                   ============     ============     ============
Supplemental Disclosure of Cash Flow Information:
     Interest paid during the year...............  $        628     $     18,935     $    299,500
                                                   ============     ============     ============
     Income taxes paid during the year...........  $  9,087,344     $ 12,072,657     $ 12,882,600
                                                   ============     ============     ============
Supplemental Disclosure of Noncash Financing
  Activity:
     Issuance of common stock for acquisition of
       Idetek, Inc...............................       --               --          $     91,650
                                                   ============     ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     IDEXX Laboratories, Inc. and subsidiaries (the "Company") develops, manufactures and distributes detection and diagnostic products for animal health, food, hygiene and environmental testing applications, and provides laboratory testing and consulting services to veterinarians. The Company is a developer, manufacturer and distributor of biology-based detection systems, a developer and distributor of chemistry-based detection systems and a provider of certain veterinary laboratory testing and specialized consulting services. The Company's animal health, food, hygiene and environmental detection products and services are sold worldwide.

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as discussed below and elsewhere in the notes to the consolidated financial statements. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (a) Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

  (b) Inventories

     Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows:

                                                                    DECEMBER 31,
                                                             ---------------------------
                                                                1995            1996
                                                             -----------     -----------
        Raw materials......................................  $ 5,058,199     $10,080,813
        Work-in-process....................................    4,393,946       6,605,438
        Finished goods.....................................   18,740,345      31,715,685
                                                             -----------     -----------
                                                             $28,192,490     $48,401,936
                                                             ===========     ===========

  (c) Depreciation and Amortization

     The Company provides for depreciation and amortization using the declining-balance and straight-line methods by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

                                                                             ESTIMATED
                              ASSET CLASSIFICATION                          USEFUL LIFE
        -----------------------------------------------------------------  --------------
        Leasehold improvements...........................................   Life of lease
        Machinery and equipment..........................................       3-5 Years
        Office furniture and equipment...................................       5-7 Years
        Buildings........................................................        40 Years

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (d) Other Assets

     Other assets are as follows:

                                                                       DECEMBER 31,
                                                                ---------------------------
                    DESCRIPTION                USEFUL LIFE         1995            1996
                    -----------                -----------      -----------     -----------
        Patents and trademarks..............        10 Years    $ 9,437,765     $ 9,406,845
        Goodwill............................      5-20 Years      3,162,516      19,586,269
        Non-compete agreements..............       3-5 Years      2,000,000       4,000,000
        Other assets........................      5-10 Years      2,627,506       4,689,588
                                                                -----------     -----------
                                                                 17,227,787      37,682,702
        Accumulated amortization............                      5,789,360       9,196,122
                                                                -----------     -----------
        Other assets, net...................                    $11,438,427     $28,486,580
                                                                ===========     ===========

     Substantially all of the patents and trademarks were acquired in connection with the acquisition of a product line of VetTest S.A. ("VetTest") in 1992. Goodwill primarily results from acquisitions (see Note 15). Other assets include subscriber lists, prepaid royalties and organization costs. Amortization of other assets was $1.5 million, $2.0 million and $3.4 million for the years ended December 31, 1994, 1995 and 1996, respectively. The Company has assessed the realizability of these assets in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

  (e) Stock-Based Compensation Plans

     The Company accounts for stock-based compensation plans under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the Company elected the disclosure method and will continue to account for stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. See Note 8 for related disclosures.

  (f) Income Taxes

     The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable.

  (g) Revenue Recognition

     The Company recognizes product revenue at the time of shipment. Service revenue, which is less than 10% of total revenue, is recognized at the time the service is performed. Service and maintenance revenue, which is less than 10% of total revenue, is billed in advance and recognized over the life of the contracts, usually one year.

  (h) Research and Development and Software Development Costs

     In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company has evaluated the establishment of technological feasibility of its various products during the development phase. Due to the dynamic changes in the market, the Company has concluded that it cannot determine technological feasibility until the development phase of the project is nearly complete. The Company charges all research and development expenses to operations in the period incurred as the costs from the point of technological feasibility to first product manufacture are immaterial.

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (i) Foreign Currency Translation and Foreign Exchange Contracts

     Assets and liabilities of the Company's foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of stockholders' equity. Exchange gains and losses arising from transactions denominated in foreign currencies are included in current operations. Included in general and administrative expenses are foreign currency transaction losses of $318,000, $359,000 and gains of $369,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     The Company enters into foreign currency forward contracts for its intercompany and third party inventory purchases for the next 12 months in order to minimize the impact of foreign currency fluctuations on these transactions. As these are firm foreign currency commitments, market value gains and losses are deferred until the contract matures, which is the period the related obligation is settled. The Company purchases these contracts from large financial institutions for terms that do not exceed 12 months. At December 31, 1996, the Company had no outstanding forward contracts to exchange major foreign currencies for U.S. dollars.

  (j) Disclosure of Fair Value of Financial Instruments and Concentration of Credit Risk

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist mainly of cash and cash equivalents, accounts receivable and accounts payable. The Company does not believe significant credit risk exists at December 31, 1996. The carrying amounts of the Company's financial instruments approximate fair market value.

  (k) Net Income per Common and Common Equivalent Share

     Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during the period, computed in accordance with the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented as it is not significantly different.

  (l) Reclassifications

     Reclassifications have been made in the consolidated financial statements to conform with the current year's presentation.

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) INCOME TAXES

     The income tax provision for the years ended December 31, 1994, 1995 and 1996 is comprised of the following:

                                                              DECEMBER 31,
                                               -------------------------------------------
                                                  1994            1995            1996
                                               -----------     -----------     -----------
        Current
             Federal.........................  $ 6,912,286     $ 9,963,606     $18,027,347
             State...........................    1,868,347       2,979,000       4,171,000
             International...................    1,719,367       3,424,698       3,190,000
                                               -----------     ------------    ------------
                                                10,500,000      16,367,304      25,388,347
                                               -----------     ------------    ------------
        Deferred
             Federal.........................   (1,002,000)       (825,000)     (1,498,000)
             State...........................           --              --        (636,000)
             International...................           --              --        (572,000)
                                               -----------     ------------    ------------
                                                (1,002,000)       (825,000)     (2,706,000)
                                               -----------     ------------    ------------
                                               $ 9,498,000     $15,542,304     $22,682,347
                                               ===========     ============    ============

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

                                                                        DECEMBER 31,
                                                                   ----------------------
                                                                   1994     1995     1996
                                                                   ----     ----     ----
        U.S. federal statutory rate..............................  35.0%    35.0%    35.0%
        State income tax, net of federal tax benefit.............   5.4      5.2      4.0
        International income taxes...............................   1.2      2.8      1.4
        Other, net...............................................    --     (1.0)     0.6
                                                                   ----     ----     ----
        Effective tax rate.......................................  41.6%    42.0%    41.0%
                                                                   ====     ====     ====

     The components of the net deferred tax asset included in other current assets in the accompanying consolidated balance sheets are as follows:

                                                                    DECEMBER 31,
                                                             ---------------------------
                                                                1995            1996
                                                             -----------     -----------
        Temporary differences, principally reserves........  $ 4,792,000     $ 5,200,000
        Net operating loss carryforwards...................      966,000       1,659,000
                                                             -----------     -----------
        Net deferred tax assets before valuation
          allowance........................................    5,758,000       6,859,000
        Valuation allowance................................   (3,433,000)     (2,400,000)
                                                              ----------      ----------
        Net deferred tax asset.............................  $ 2,325,000     $ 4,459,000
                                                             ===========     ===========

     At December 31, 1996, the Company had net operating losses of approximately $4.7 million available to offset future taxable income. Net operating loss carryforwards expire at various dates from 1999 to 2010. The Tax Reform Act of 1986 contains provisions that limit annual availability of the net operating loss carry forwards due to a more than 50% change in ownership that occurred upon the acquisition of certain companies. Due to the uncertainty surrounding the realization of the benefits from certain of these favorable tax attributes described above, the Company has placed a valuation allowance against a portion of these net deferred tax assets.

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3) CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

     The Company accounts for investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the Company's cash equivalents, short-term and long-term investments are classified as held-to-maturity and are recorded at amortized cost which approximates fair market value.

     Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following:

                                                                    DECEMBER 31,
                                                             ---------------------------
                                                                1995            1996
                                                             -----------     -----------
        U.S. treasury bills................................  $19,406,979     $30,855,723
        Municipal bonds....................................   11,002,095      15,040,000
        Certificates of deposit............................    4,000,000              --
                                                             -----------     -----------
                                                             $34,409,074     $45,895,723
                                                             ===========     ===========

     Long-term investments are investment securities with original maturities of greater than one year and consist of the following:

                                                                      DECEMBER 31,
                                                               --------------------------
                                                                  1995            1996
                                                               -----------     ----------
      Municipal bonds........................................  $ 9,586,202     $3,255,000
      U.S. treasury bills....................................    4,039,688      4,000,000
                                                               -----------     ----------
                                                               $13,625,890     $7,255,000
                                                               ===========     ==========

(4) NOTES PAYABLE

     In connection with the Cardiopet Incorporated ("Cardiopet") acquisition (see Note 15(c)), the Company issued unsecured notes payable, of which approximately $1.7 million was outstanding at December 31, 1995. The notes bore interest at 9% and were repaid in full in February 1996.

     In connection with the Consolidated Veterinary Diagnostics, Inc. ("CVD") acquisition (see Note 15(d)), the Company issued an unsecured note payable of which $3.0 million was outstanding at December 31, 1996. The note bears interest at 8%.

     In connection with the merger of Idetek, Inc. ("Idetek") (see Note 15(f)), the Company assumed a note payable in the amount of $200,000. The note was paid in full in September 1996.

(5) COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities under operating leases which expire through 2008. In addition, the Company is responsible for the real estate taxes and operating expenses related to these facilities. Minimum annual rental payments under these agreements are as follows:

                                  YEARS ENDING
                                  DECEMBER 31,
      --------------------------------------------------------------------
           1997...........................................................  $ 3,536,000
           1998...........................................................    2,920,000
           1999...........................................................    2,354,000
           2000...........................................................    1,774,000
           2001...........................................................    1,702,000
           Thereafter.....................................................   10,481,000
                                                                            -----------
                                                                            $22,767,000
                                                                            ===========

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Rent expense charged to operations under operating leases was approximately $1.1 million, $2.1 million and $3.2 million for the years ended December 31, 1994, 1995 and 1996, respectively.

     Under the terms of certain supply agreements with suppliers of the Company's hematology instruments and consumables, slides for its VetTest instruments, and certain raw materials, the Company has aggregate commitments to purchase approximately $35.2 million of products in 1997.

     From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Except as noted below with respect to the patent infringement suit brought by The Jewish Hospital of St. Louis, no litigation has been brought against the Company with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue in 1996 was attributable to products incorporating certain immunoassay technologies and products relating to the diagnosis of canine heartworm infection. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On February 4, 1993, the Company acquired Environetics, Inc. ("Environetics"), which brought a patent infringement suit with Stephen Edberg, Ph.D. against Millipore Corporation ("Millipore") in the U.S. District Court for the District of Connecticut on September 30, 1992 (the "Millipore I suit"). The complaint in the Millipore I suit was subsequently amended to add as additional plaintiffs Access Medical Systems, Inc., a subsidiary of the Company ("Access"), and Stephen C. Wardlaw, M.D. The primary relief sought by the plaintiffs is an injunction against Millipore which would prevent Millipore from selling a competitive product that the plaintiffs believe infringes U.S. Patent No. 4,925,789 (the "'789 Patent") covering the Company's Colilert product, under which Access and Environetics have an exclusive license from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the '789 Patent is invalid or not infringed.

     In addition, on July 26, 1995, the Company, Environetics, Access and Drs. Edberg and Wardlaw brought a second patent infringement suit against Millipore in the U.S. District Court for the District of Connecticut (the "Millipore II Suit"). The principal relief sought by the plaintiffs in the Millipore II suit is an injunction against Millipore which would prevent Millipore from selling a product which the plaintiffs believe infringes U.S. Patent No. 5,429,933 (the " '933 Patent"), which also covers the Colilert product. The '933 Patent, which is related to the '789 Patent, was issued in July 1995 to Dr. Edberg. Access and Environetics have an exclusive license under the '933 Patent from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the '933 Patent is invalid or not infringed and is seeking to add a counterclaim alleging misappropriation of trade secrets. If the plaintiffs do not prevail in the Millipore I and Millipore II suits, the Company anticipates that the Colilert product would encounter increased competition, which could adversely affect sales of the Colilert product.

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

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the state of New York. In their complaint, the plaintiffs allege that the Company has breached promises and made negligent misrepresentations, and has breached fiduciary and other duties. The plaintiffs are seeking damages in excess of $50.0 million. The Company purchased a 15% equity interest in Purisys in August 1994 for $616,000, and the Company subsequently advanced additional amounts to Purisys to purchase certain international distribution rights (see Note 15(a)). In March 1995, the Company ceased advancing funds to Purisys, which filed for protection under the Bankruptcy Code in July 1995. While the Company believes it has meritorious defenses, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

(6) ARBITRATION CHARGE

     In August 1994, the Company paid approximately $1.5 million to satisfy an arbitration award against VetTest, S.A. In conjunction with the Company's acquisition of certain assets of VetTest, S.A. in 1992, the Company agreed to indemnify VetTest, S.A. against such an award. The arbitration involved a claim for approximately $5.0 million in damages by a former supplier of electrolyte equipment to VetTest, S.A.

(7) STOCKHOLDERS' EQUITY

  (a) Preferred Stock

     The Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share ("Preferred Stock"), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

  (b) Series A Junior Participating Preferred Stock

     On December 17, 1996, the Company designated 100,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock ("Series A Stock") in connection with its Shareholder Rights Plan (see Note 9). In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share and to an aggregate dividend of 1000 times the dividend declared per share of Common Stock, (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1000 per share (plus accrued and unpaid dividends) and to an aggregate payment of 1000 times the payment made per

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

share of Common Stock, (iii) have 1000 votes, voting together with the Common Stock, (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary antidilution provisions.

  (c) Stock Split

     The accompanying consolidated financial statements and related notes for all periods presented have been adjusted to reflect a two-for-one stock split of its Common Stock, effected in the form of a stock dividend, on June 5, 1995.

(8) STOCK-BASED COMPENSATION PLANS

     At December 31, 1996, the Company has nine stock-based compensation plans, which are described below. The Company accounts for these plans under the provisions SFAS No. 123. Under SFAS No. 123 the Company elected the disclosure method and will continue to account for stock-based compensation plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's nine stock-based compensation plans been determined consistent with the provisions of SFAS No. 123, the Company's net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts:

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                 1995            1996
                                                              -----------     -----------
      Net income:
           As Reported......................................  $21,493,855     $32,640,450
           Pro Forma........................................  $20,182,480     $28,278,158
      Net income per common and common equivalent share:
           As Reported......................................     $0.61           $0.83
           Pro Forma........................................     $0.57           $0.72

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  (a) The 1984 Plan

     During 1984, the Company established a stock option plan (the "1984 Plan"), under which key employees were granted options to purchase Common Stock at exercise prices not less than the fair market value as of the date of grant, as determined by the Board of Directors. On April 24, 1991, the Board of Directors terminated the 1984 Plan such that no further options may be granted under the Plan.

  (b) The 1991 Plan

     During 1991, the Board of Directors approved the 1991 Stock Option Plan which, as amended, provides for grants up to 6,475,000 incentive and nonqualified stock options at the discretion of the Compensation Committee of the Board of Directors. Incentive stock options are granted at the fair market value on the date of grant and expire 10 years from date of grant. Incentive stock options for greater than 10% shareholders are granted at 110% of the fair market value and expire five years from the date of grant. Nonqualified options may be granted at no less than 100% of the fair market value on the date of grant. Income tax benefits attributable to certain exercised stock options are credited to additional paid-in capital. The vesting schedule of all options is determined by the Compensation Committee of the Board of Directors at the time of grant.

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (c) The 1991 Director Option Plan

     During 1991, the Board of Directors approved the 1991 Director Option Plan (as amended, the "1991 Director Plan") pursuant to which Directors who are not officers or employees of the Company may receive nonstatutory options to purchase shares of the Company's Common Stock. A total of 500,000 shares of Common Stock may be issued under the 1991 Director Plan.

  (d) ETI Corporation Plan

     During 1991, the Board of Directors of ETI approved a Stock Option Plan (the "ETI Plan"). The ETI Plan provided for the grant of up to 100,000 nonqualified stock options at the discretion of the Board of Directors of ETI. Options were granted at the fair market value on the date of grant and expire five years from the date of grant. The options vest over a four-year period from the date of grant.

     In connection with the merger of ETI and the Company, all outstanding ETI options became exercisable, in accordance with their original vesting schedule, for shares of the Company's Common Stock at the same rate at which outstanding shares of ETI common stock were exchanged for shares of the Company's Common Stock in the merger. In addition, the exercise price for the options was proportionately adjusted in accordance with the adjustment to the number of shares.

  (e) Idetek, Inc. Plans

     During 1986, the Board of Directors of Idetek approved the 1985 Incentive Stock Option Plan (the "1985 Idetek Plan"). Options were granted at the fair market value on the date of grant and expire 10 years from the date of grant. Options for greater than 10% shareholders were granted at no less than 110% of the fair market value and expire five years from the date of grant. The 1985 Idetek Plan was terminated by the Board of Directors of Idetek as to future grants.

     During 1987, the Board of Directors of Idetek approved the 1987 Stock Option Plan (the "1987 Idetek Plan"), which provides for the grant of both incentive and nonqualified stock options. Incentive stock options were granted at the fair market value on the date of grant and expire 10 years from the date of grant. Incentive stock options for greater than 10% shareholders were granted 110% of the fair market value and expire five years from the date of grant. Nonqualified options were granted at 85% of the fair market value on the date of grant and expire five years from the date of grant. The Company does not intend to grant any options under the 1987 Idetek Plan in excess of the options currently outstanding.

     In February 1996, the Board of Directors of Idetek approved two separate, single participant fixed term incentive stock option agreements with certain of its key executive officers. Options were granted to the individual participant named in the agreement at prices established by the Board of Directors of Idetek and such options expire 10 years from the date of grant.

     In connection with the merger of Idetek and the Company, all outstanding Idetek options became exercisable, in accordance with their original vesting schedule or terms, for shares of the Company's Common Stock at the same rate at which outstanding shares of Idetek common stock were exchanged for shares of the Company's Common Stock in the merger. In addition, the exercise price for the options was proportionately adjusted in accordance with the adjustment to the number of shares.

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the Company's stock option plans as of December 31, 1994, 1995 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                        INCENTIVE           NONQUALIFIED STOCK
                                      STOCK OPTIONS               OPTIONS             DIRECTOR OPTIONS
                                  ---------------------    ---------------------    ---------------------
                                               WEIGHTED                 WEIGHTED                 WEIGHTED
                                               AVERAGE                  AVERAGE                  AVERAGE
                                  NUMBER OF    EXERCISE    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                   SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                  ---------    --------    ---------    --------    ---------    --------
Outstanding, December 31,
  1993..........................  2,693,032     $ 4.39     1,166,484     $ 6.98       207,636     $ 5.36
     Granted....................    361,098      15.11       246,902      15.09        40,000      15.63
     Exercised..................   (300,424)      2.50       (78,718)     17.10       (26,672)      8.03
     Terminated.................   (288,180)      5.46       (30,238)      6.24            --         --
                                  ---------     ------     ---------     ------      --------     ------
Outstanding, December 31,
  1994..........................  2,465,526     $ 6.07     1,304,430     $ 7.92       220,964     $ 6.89
                                  =========     ======     =========     ======      ========     ======
     Granted....................    471,584     $23.39       307,616     $19.95        80,000     $22.50
     Exercised..................   (235,500)      4.50      (115,395)      5.07       (18,668)      9.88
     Terminated.................   (187,020)      8.83       (99,580)     11.88            --         --
                                  ---------     ------     ---------     ------      --------     ------
Outstanding, December 31,
  1995..........................  2,514,590     $ 9.26     1,397,071     $10.52       282,296     $11.12
                                  =========     ======     =========     ======      ========     ======
Exercisable, December 31,
  1995..........................  1,313,990     $ 3.40       625,384     $ 7.31       141,332     $ 4.62
                                  =========     ======     =========     ======      ========     ======
Weighted Average Fair Value of
  Options Granted in 1995.......                $11.73                   $ 9.75                   $11.41
                                                ======                   ======                   ======
     Granted....................    581,949     $37.68       497,942     $42.10        40,000     $45.00
     Exercised..................   (447,751)      4.04      (242,164)      4.68      (109,331)      5.18
     Terminated.................   (121,795)     16.08       (41,190)      5.27            --         --
                                  ---------     ------     ---------     ------      --------     ------
Outstanding, December 31,
  1996..........................  2,526,993     $16.40     1,611,659     $21.29       212,965     $20.53
                                  =========     ======     =========     ======      ========     ======
Exercisable, December 31,
  1996..........................  1,266,749     $ 5.77       664,589     $ 9.24       106,304     $10.94
                                  =========     ======     =========     ======      ========     ======
Weighted Average Fair Value of
  Options Granted in 1996.......                $20.88                   $22.89                   $22.82
                                                ======                   ======                   ======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 1995, and 1996, respectively: no dividend yield for all years; expected volatility of 44.98 percent; risk-free interest rates of 6.38 percent and 6.18 percent, respectively; and expected lives of 5.48 years.

     At December 31, 1996, the options outstanding have the following characteristics:

                                                 OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                        --------------------------------------    ----------------------
                                                                    WEIGHTED
                                                      WEIGHTED       AVERAGE                     WEIGHTED
  EXERCISE                               NUMBER       AVERAGE       REMAINING       NUMBER       AVERAGE
    PRICE                                  OF         EXERCISE     CONTRACTUAL        OF         EXERCISE
    RANGE                                OPTIONS       PRICE          LIFE          OPTIONS       PRICE
-------------                           ---------     --------     -----------     ---------     --------
$ 0.28--$11.38 ........................ 2,020,388      $ 5.29          4.73        1,666,134      $ 4.68
 14.38-- 22.75 ........................ 1,250,763       18.17          7.85          354,542       17.38
 31.50-- 46.00 ........................ 1,080,466       43.25          9.26           16,966       38.54

  (f) 1994 Employee Stock Purchase Plan

     During 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan (the "1994 ESP Plan") whereby the Company has reserved and may issue up to an aggregate of 300,000 shares of Common Stock in semiannual offerings over a three-year period. Stock is sold at 85% of fair market value, as defined. Shares subscribed to and issued under the 1994 ESP Plan were 19,100 in 1994, 35,961 in 1995 and 33,281 in 1996. The 1994 ESP Plan replaced the 1991
Employee Stock Purchase Plan (the "1991 ESP Plan"), which

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

operated under similar terms from August 1991 through June 1994. The 1991 ESP Plan expired on June 30, 1994. Shares subscribed to and issued under the 1991 ESP Plan in 1994 were 16,024.

     Under SFAS 123, pro forma compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1995, and 1996, respectively: no dividend yield for all years; an expected life of one year for all years; expected volatility of 44.98 percent; and risk-free interest rates of
6.38 percent and 6.18 percent, respectively. The weighted-average fair value of those purchase rights granted in 1995 and 1996 was $7.98 and $10.63 per share, respectively.

(9) PREFERRED STOCK PURCHASE RIGHTS

     On December 17, 1996, the Company adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock to stockholders of record at the close of business on December 30, 1996. Under certain conditions, each right may be exercised to purchase one one-thousandth of a share of Series A Stock at a purchase price of $200. The rights will be exercisable only if a person or group has acquired beneficial ownership of 20% or more of the Common Stock or commenced a tender or exchange offer that would result in such a person or group owning 30% or more of the Common Stock. The Company generally will be entitled to redeem the rights, in whole, but not in part, at a price of $.01 per right at any time until the tenth business day following a public announcement that a 20% stock position has been acquired and in certain other circumstances.

     If any person or group becomes a beneficial owner of 20% or more of the Common Stock (except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside members of the Company's Board of Directors), each right not owned by a 20% stockholder will enable its holder to purchase such number of shares of Common Stock as is equal to the exercise price of the right divided by one-half of the current market price of the Common Stock on the date of the occurrence of the event. In addition, if the Company thereafter is acquired in a merger or other business combination with another person or group in which it is not the surviving corporation or in connection with which its Common Stock is changed or converted, or if the Company sells or transfers 50% or more of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase such number of shares of common stock of such other person as is equal to the exercise price of the right divided by one-half of the current market price of such common stock on the date of the occurrence of the event.

(10) IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

     The Company has established the IDEXX Retirement and Incentive Savings Plan (the "401(k) Plan"). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by the Company. In addition, the Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 1994, 1995 or 1996.

(11) SIGNIFICANT CUSTOMERS

     During each of the years ended December 31, 1995 and 1996 one customer accounted for 11% and 12%, respectively, of the Company's revenue. The significant customer in each year was a wholesale distributor of the Company's products. During the year ended December 31, 1994, no single customer accounted for more than 10% of the Company's revenue.

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(12) EXPORT SALES

     Domestic and export sales as a percentage of total revenue are as follows:

                                                                       DECEMBER 31,
                                                                    -------------------
                             GEOGRAPHIC AREA                        1994    1995    1996
                             ---------------                        ----    ----    ----
        Domestic..................................................   73%     66%     66%
        Europe....................................................   22      25      22
        All others................................................    5       9      12
                                                                    ---     ---     ---
                                                                    100%    100%    100%
                                                                    ===     ===     ===

(13) GEOGRAPHIC INFORMATION

     Revenue, net income and identifiable assets for the Company's U.S., European and other operations for each of the three years ended December 31, 1996 are summarized as follows:

                                UNITED STATES     EUROPE        OTHER      ELIMINATIONS   CONSOLIDATED
                                -------------   -----------   ----------   ------------   ------------
YEAR ENDED DECEMBER 31, 1994
Revenue from unaffiliated
  locations...................  $  96,584,684   $27,521,002   $2,256,845   $    --        $126,362,531
Transfers between geographic
  locations...................     15,094,799       --            --        (15,094,799)       --
                                 ------------   -----------   ----------   ------------   ------------
Total revenue.................  $ 111,679,483   $27,521,002   $2,256,845   $(15,094,799)  $126,362,531
                                 ============   ===========   ==========   ============   ============
Net income (loss).............  $  10,345,509   $ 2,754,818   $  354,457   $   (119,230)  $ 13,335,554
                                 ============   ===========   ==========   ============   ============
Identifiable assets...........  $ 107,043,771   $10,408,550   $4,407,930   $   (119,230)  $121,741,021
                                 ============   ===========   ==========   ============   ============

                               UNITED STATES     EUROPE         OTHER      ELIMINATIONS   CONSOLIDATED
                               -------------   -----------   -----------   ------------   ------------
YEAR ENDED DECEMBER 31, 1995
Revenue from unaffiliated
  locations..................  $ 128,004,305   $48,210,173   $12,387,472   $    --        $188,601,950
Transfers between geographic
  locations..................     28,520,743       --             14,666    (28,535,409)       --
                                ------------   -----------   -----------   ------------   ------------
Total revenue................  $ 156,525,048   $48,210,173   $12,402,138   $(28,535,409)  $188,601,950
                                ============   ===========   ===========   ============   ============
Net income (loss)............  $  17,680,027   $ 4,051,364   $  (385,735)  $    148,199   $ 21,493,855
                                ============   ===========   ===========   ============   ============
Identifiable assets..........  $ 283,836,271   $20,342,182   $ 8,331,060   $     30,112   $312,539,625
                                ============   ===========   ===========   ============   ============

                               UNITED STATES     EUROPE         OTHER      ELIMINATIONS   CONSOLIDATED
                               -------------   -----------   -----------   ------------   ------------
YEAR ENDED DECEMBER 31, 1996
Revenue from unaffiliated
  locations..................   $182,094,107   $59,911,270   $25,671,997   $    --        $267,677,374
Transfers between geographic
  locations..................     41,316,748        56,510       --         (41,373,258)       --
                                ------------   -----------   -----------   ------------   ------------
Total revenue................   $223,410,855   $59,967,780   $25,671,997   $(41,373,258)  $267,677,374
                                ============   ===========   ===========   ============   ============
Net income (loss)............   $ 28,543,143   $ 3,050,692   $ 1,312,845   $   (266,230)  $ 32,640,450
                                ============   ===========   ===========   ============   ============
Identifiable assets..........   $328,893,599   $27,889,657   $17,160,264   $    (91,185)  $373,852,335
                                ============   ===========   ===========   ============   ============

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(14) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                    DECEMBER 31,
                                                             ---------------------------
                                                                1995            1996
                                                             -----------     -----------
        Accrued payroll and related expenses...............  $ 4,261,754     $ 6,404,138
        Accrued taxes......................................    5,908,356       6,636,741
        Other accrued expenses.............................    6,486,762      10,830,839
                                                             -----------     -----------
                                                             $16,656,872     $23,871,718
                                                             ===========     ===========

(15) ACQUISITIONS

  (a) Purisys Inc.

     On August 19, 1994, the Company acquired a 15% equity interest in Purisys for approximately $616,000. Purisys is a development-stage company specializing in the development and commercialization of home pollution test kits. In connection with its investment in Purisys, the Company began acquiring international distribution rights to Purisys products for additional fees. In March 1995, the Company discontinued making cash advances under the international distribution agreements to Purisys, which filed for protection under the Bankruptcy Code in July 1995. Investments made during 1994 were fully reserved for at December 31, 1994. The Company recognized a charge during 1995 for the final cash advances made during 1995.

  (b) AMIS International Co., KK

     On September 20, 1994, the Company acquired AMIS International Co., KK ("AMIS") for approximately $1.0 million, and in September 1995, AMIS was merged into IDEXX Laboratories, KK, a wholly owned subsidiary of the Company. The Company has accounted for the acquisition using the purchase method of accounting. The results of operations related to AMIS have been included with those of the Company since October 1, 1994. Pro forma information has not been presented because of immateriality.

  (c) Cardiopet Incorporated

     On May 11, 1995, the Company acquired Cardiopet for approximately $3.5 million in cash, notes and assumed debt. Cardiopet is a New Jersey-based company offering cardiology, internal medicine, ultrasound, dermatology and radiology consulting services to veterinarians. The Company has accounted for this acquisition using the purchase method of accounting. The results of operations have been included with those of the Company since May 12, 1995. Pro forma information has not been presented because of immateriality.

  (d) Veterinary Reference Laboratories

     The Company's consolidated results of operations include the results of operations of four veterinary reference laboratory businesses acquired in 1996. These businesses were acquired by the Company for aggregate purchase prices equaling approximately $19.3 million in cash and the assumption of certain liabilities.

     In connection with the acquisitions, the Company entered into non-compete agreements for a period of up to five years with certain of the entities, stockholders or former stockholders, and may become obligated to pay additional amounts to management of these companies based on achieving certain operating results. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of these businesses has been included in the Company's consolidated results of operations since each of their respective dates of acquisition. The Company has not presented pro forma financial information relating to any of these acquisitions because of immateriality. These acquisitions are as follows:

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

        - On March 29, 1996, the Company acquired all of the capital stock of VetLab, Inc. which operated two veterinary reference laboratories in Texas.

        - On April 2, 1996, the Company, through its wholly-owned subsidiary, IDEXX Laboratories, Limited, acquired substantially all of the assets and assumed certain of the liabilities of Grange Laboratories Ltd., which operated veterinary reference laboratories in the United Kingdom.

        - On May 15, 1996, the Company acquired all of the capital stock of Veterinary Services, Inc., which operated veterinary reference laboratories in Colorado, Illinois and Oklahoma.

        - On July 12, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of CVD, which operated veterinary reference laboratories in Northern California, Oregon and Nevada.

     The VetLab, VSI and CVD businesses are a part of IDEXX Veterinary Services, Inc., a wholly-owned subsidiary of the Company.

  (e) Ubitech Aktiebolag

     On July 18, 1996, the Company acquired all of the capital stock of Ubitech Aktiebolag ("Ubitech") for $400,000 plus the assumption of certain liabilities. Ubitech, located in Uppsala, Sweden, manufactures and distributes diagnostic test kits for the livestock industry. The Company has accounted for this acquisition under the purchase method of accounting. The results of operations of Ubitech have been included in the Company's consolidated results of operations since the date of acquisition. Pro forma information has not been presented because of immateriality.

  (f) Idetek, Inc.

     On August 29, 1996, the Company acquired by merger Idetek by issuing 436,804 shares of its Common Stock, of which approximately 10% are held in escrow, in exchange for all of the outstanding capital stock of Idetek. In addition, outstanding options to purchase shares of Idetek capital stock became options to acquire 110,191 shares of the Company's Common Stock at prices ranging from $3.13 to $78.14. The value of the shares of the Company's Common Stock issued or reserved for issuance as a result of the merger totaled approximately $20 million. Idetek, previously located in Sunnyvale, California, manufactured and distributed detection tests for the food, agricultural and environmental industries. The Company has accounted for this acquisition by merger as a "pooling-of-interests". The results of operations of Idetek have been included in the Company's consolidated results of operations since the date of the merger. The Company has not restated its financial statements because of immateriality.

(16) SUMMARY OF QUARTERLY DATA (UNAUDITED)

     A summary of quarterly data follows (in thousands, except per share data):

                                                             1995 QUARTER ENDED
                                            -----------------------------------------------------
                                            MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                                            --------     -------     ------------     -----------
     Revenue..............................  $39,174      $46,502       $ 48,729         $54,197
     Gross profit.........................   22,978       26,961         27,582          30,221
     Operating income.....................    6,294        7,964          8,881           9,829
     Net income...........................    4,034        4,944          5,390           7,126
     Net income per share.................  $  0.12      $  0.15       $   0.16         $  0.18

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                             1996 QUARTER ENDED
                                            -----------------------------------------------------
                                            MARCH 31     JUNE 30     SEPTEMBER 30     DECEMBER 31
                                            --------     -------     ------------     -----------
     Revenue..............................  $57,400      $65,875        $69,837         $74,565
     Gross profit.........................   32,893       37,295         40,476          43,743
     Operating income.....................    9,540       11,078         12,702          13,671
     Net income...........................    6,960        7,893          8,551           9,236
     Net income per share.................  $  0.18      $  0.20        $  0.22         $  0.23

                                                                     SCHEDULE II

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE AT     CHARGED TO                     BALANCE
                                              BEGINNING      COSTS AND                       AT END
                                               OF YEAR        EXPENSES      WRITE-OFFS      OF YEAR
                                              ----------     ----------     ----------     ----------
Allowance for Doubtful Accounts:
     December 31, 1994......................  $1,045,000     $  727,000       $118,000     $1,654,000
     December 31, 1995......................   1,654,000        944,000         88,000      2,510,000
     December 31, 1996......................   2,510,000      1,723,300        232,300      4,001,001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEMS 10-13.

     Except as indicated below, the information required by Part III is omitted from this Annual Report on Form 10-K, and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the definitive proxy statement with respect to the Company's 1997 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report. The information required by Part III will appear under the headings "Beneficial Ownership of Common Stock," "ELECTION OF DIRECTORS -- Nominees," "-- Board and Committee Meetings," "-- Directors' Compensation" and "-- Executive Compensation." Information regarding executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1 and 2)   The financial statements listed in the Index to Consolidated Financial
               Statements and the Consolidated Financial Statement Schedule are filed as a part of this Annual Report on Form 10-K.
(a)(3)         The exhibits listed in the Exhibit Index are filed as a part of this Annual
               Report on Form 10-K.
(b)            During the fourth quarter of 1996, the Company filed a report on Form 8-K dated December 17, 1996 relating to the Company's adoption of a shareholder rights plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                            IDEXX LABORATORIES, INC.

                                            BY: /s/ DAVID E. SHAW
                                              ----------------------------------
                                              David E. Shaw
                                              Chief Executive Officer

                                              March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

               SIGNATURE                                TITLE                        DATE
----------------------------------------   -------------------------------      ---------------

           /s/ DAVID E. SHAW               Chairman of the Board of             March 28, 1997
----------------------------------------   Directors and Chief Executive
             David E. Shaw                 Officer (Principal Executive
                                           Officer) and Director

          /s/ RALPH K. CARLTON             Senior Vice President, Finance       March 28, 1997
----------------------------------------   and Administration and Chief
            Ralph K. Carlton               Financial Officer (Principal
                                           Financial Officer)

           /s/ MERILEE RAINES              Vice President, Finance and          March 28, 1997
----------------------------------------   Treasurer (Principal Accounting
             Merilee Raines                Officer)

    /s/ ERWIN F. WORKMAN, JR., PH.D.       President, Chief Operating           March 28, 1997
----------------------------------------   Officer and Director
      Erwin F. Workman, Jr., Ph.D.

           /s/ JOHN R. HESSE               Director                             March 28, 1997
----------------------------------------
             John R. Hesse

          /s/ E. ROBERT KINNEY             Director                             March 28, 1997
----------------------------------------
            E. Robert Kinney

        /s/ JAMES L. MOODY, JR.            Director                             March 28, 1997
----------------------------------------
          James L. Moody, Jr.

       /s/ KENNETH PAIGEN, PH.D.           Director                             March 28, 1997
----------------------------------------
         Kenneth Paigen, Ph.D.

         /s/ WILLIAM F. POUNDS             Director                             March 28, 1997
----------------------------------------
           William F. Pounds

                                 EXHIBIT INDEX

   3.1        Restated Certificate of Incorporation of the Company, as amended.

   3.2(1)     Amended and Restated By-Laws of the Company.
   4.1(2)     Rights Agreement, dated as of December 17, 1996, between the Company and The
              First National Bank of Boston, as Rights Agent, which includes as Exhibit A the
              Form of Certificate of Designations, as Exhibit B the Form of Rights
              Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred
              Stock.
   4.2        Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of
              Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
 -10.1(3)     1984 Stock Option Plan of the Company, as amended, with the forms of option agreements granted thereunder attached thereto.
 -10.2(3)     1991 Stock Option Plan of the Company, as amended, with the forms of option agreements granted thereunder attached thereto.
-10.3(14)     1991 Director Option Plan of the Company, as amended, with the form of option agreement granted thereunder attached thereto.
  10.4(1)     Net Building Lease, dated December 7, 1990, between the Company and CW
              Westbrook Limited Partnership, as successor in title to Data General
              Corporation.
 10.4a(4)     Amendment No. 1 to Lease, dated as of March 15, 1993, to Net Building Lease between the Company and CW Westbrook Limited Partnership, as successor in title to Data General Corporation.
 *10.5(1)     License Agreement, dated September 9, 1987, between The Regents of the
              University of California and the Company.
  10.6(1)     Amended and Restated Supplemental Agreement, dated as of November 9, 1989, as amended, between the Company and certain holders of the Preferred Stock of the
              Company.
 *10.7(5)     License Agreement, dated November 1, 1985, between The Regents of the
              University of California and the Company.
 *10.8(6)     Asset Purchase Agreement, dated as of January 15, 1992, between the Company and
              IDEXX Laboratories Limited and VetTest S.A., Industrial Innovation Management
              S.A., VetTest Marketing Services Limited and Industrial Innovation Management
              Company, Inc.
  10.9(6)     Registration Rights Agreement, dated as of January 15, 1992, between the
              Company and VetTest S.A.
*10.10(7)     Supply Agreement, dated January 15, 1992, between the Company and Johnson &
              Johnson Clinical Diagnostics, Inc., as assignee of Eastman Kodak Company.
*10.10a(3)    Amendment to Supply Agreement, dated November 16, 1993, and Second Amendment to
              Supply Agreement, dated November 19, 1993, between the Company and Johnson &
              Johnson Clinical Diagnostics, Inc., as assignee of Eastman Kodak Company.
*10.10b(8)    Third Amendment to Supply Agreement, dated March 15, 1994, between the Company and Johnson & Johnson Clinical Diagnostics, Inc., as assignee of Eastman Kodak
              Company.
**10.10c(13)  Fourth Amendment to Supply Agreement, effective as of January 1, 1996, between the Company and Johnson & Johnson Clinical Diagnostics, Inc.
*10.11(7)     Supply Agreement, dated as of June 21, 1990, between Sanyo Electric Co., Ltd.
              and the Company, as the assignee of VetTest S.A.
 10.12(9)     Agreement and Plan of Merger, dated as of February 4, 1993, among the Company,
              IDEXX Acquisition Corporation, ETI Corporation and the Stockholders named therein.
*10.13(5)     License Agreement, dated July 10, 1986, as amended, among Access Medical
              Systems, Inc., Stephen Edberg and Stephen Wardlaw.

10.13a(14)    Second Amendment to License Agreement, as amended, dated January 17, 1996, among Access Medical Systems, Inc., Stephen Edberg and Stephen Wardlaw.
*10.14(3)     Business Development and Sales Agreement, dated October 12, 1993, between the
              Company and Becton Dickinson and Company.
*10.14a(10)   Schedules to Business Development and Sales Agreement, dated October 12, 1993, and Amendment to Business Development and Sales Agreement, dated as of July 25,
              1994, between the Company and Becton Dickinson and Company.
*10.14b(11)   Second Amendment to Business Development and Sales Agreement, dated as of
              January 6, 1995, between the Company and Becton Dickinson and Company.
*10.14c(14)   Third Amendment to Business Development and Sales Agreement, dated as of
              January 22, 1996, between the Company and Becton Dickinson and Company.
10.15(12)     Form of Common Stock Purchase Warrant issued in connection with Company's investment in Purisys Inc.
10.16(12)     Form of Call Option Agreement issued in connection with Company's investment in
              Purisys Inc.
  11.         Statement regarding computation of per share earnings.
  21.         Subsidiaries of the Company.
  23.1        Consent of Arthur Andersen LLP.
  27          Financial Data Schedule for Annual Report on Form 10-K for 1996.

---------------

 (1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-40447).

 (2) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form 8-A dated December 24, 1996 (File No. 0-19271).

 (3) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 30, 1994.

 (4) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated November 12, 1993.

 (5) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 30, 1993.

 (6) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated January 30, 1992.

 (7) Incorporated by reference to the Exhibits to the Company's Amendment No. 1 on Form 8 dated February 14, 1992 to the Company's Current Report on Form 8-K dated January 20, 1992.

 (8) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated May 11, 1994.

 (9) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated February 12, 1993.

(10) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 15, 1994.

(11) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 29, 1995.

(12) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated November 14, 1994.

(13) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated July 26, 1996.

(14) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 25, 1996.

 *  Confidential treatment previously granted as to certain portions.

**  Confidential treatment requested as to certain portions.

 - Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.