Form 10-Q
period 1997-03-31
IDEXX LABORATORIES INC /DE
filed 1997-05-15
CIK 874716

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended        MARCH 31, 1997
                                      --------------

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


As of April 30, 1997, 38,155,153 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                         Page

PART I -- FINANCIAL INFORMATION

Item 1.        Financial Statements:
               Consolidated Balance Sheets
               March 31, 1997 and December 31, 1996                          3

               Consolidated Statements of Operations
               Three Months Ended
               March 31, 1997 and March 31, 1996                             4

               Consolidated Statements of Cash Flows
               Three Months Ended
               March 31, 1997 and March 31, 1996                             5

               Notes to Consolidated Financial Statements                 6-10


Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       11-13


PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings                                         14-15

Item 6.        Exhibits and Reports on Form 8-K                             15


SIGNATURES                                                                  16


FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes certain forward-looking statements about the business of IDEXX Laboratories, Inc. and its subsidiaries (the "Company") including, without limitation, the belief that the Company's current cash and short-term investments will be sufficient to fund its on-going operations for the foreseeable future, that the Company has meritorious defenses in certain of its litigation matters and statements regarding the Company's plan to reduce distributor inventories of certain of its products. Such forward-looking statements are subject to risk and uncertainties that could cause the Company's actual results to vary materially from those indicated in such forward-looking statements. These risks and uncertainties are discussed in more detail in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.

PART I -- FINANCIAL INFORMATION

      Item 1. -- Financial Statements
                 --------------------


                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS
                                                           March 31,      December 31,
                                                             1997             1996
                                                           ---------      ------------
CURRENT ASSETS:
   Cash and cash equivalents                               $109,759         $127,741
   Short-term investments                                    33,638           45,896
   Accounts receivable, less reserves of $5,015
     and $4,001 in 1997 and 1996, respectively               62,318           66,633
   Inventories                                               60,884           48,402
   Other current assets                                       8,295           13,045
                                                           --------         --------
      Total current assets                                  274,894          301,717

LONG-TERM INVESTMENTS                                        19,045            7,255

PROPERTY AND EQUIPMENT, AT COST:
   Land                                                         897              890
   Buildings and improvements                                 4,305            4,202
   Leasehold improvements                                    16,415           15,150
   Machinery and equipment                                   19,760           18,847
   Office furniture and equipment                            21,922           19,371
   Construction-in-progress                                     496              797
                                                           --------         --------
                                                             63,795           59,257
   Less -- Accumulated depreciation and amortization         24,871           22,863
                                                           --------         --------
                                                             38,924           36,394
OTHER ASSETS, Net                                            39,804           28,486
                                                           --------         --------
                                                           $372,667         $373,852
                                                           ========         ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $ 17,508         $ 18,692
   Accrued expenses                                          20,398           23,872
   Notes payable                                              4,500            3,000
   Deferred revenue                                           6,896            5,563
                                                           --------         --------
      Total current liabilities                              49,302           51,127

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Common stock, $0.10 par value
    Authorized 60,000 shares
    Issued and outstanding 38,130 shares in 1997
      and 37,774 shares in 1996                               3,813            3,777
  Additional paid-in capital                                254,912          253,117
  Retained earnings                                          68,270           67,376
  Cumulative translation adjustment                          (3,630)          (1,545)
                                                           --------         --------
      Total stockholders' equity                            323,365          322,725
                                                           --------         --------
                                                           $372,667         $373,852
                                                           ========         ========


         See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           Three Months Ended
                                                        ------------------------
                                                        March 31,     March 31,
                                                          1997          1996
                                                        ---------   ------------
Revenue                                                 $60,534        $57,400

Cost of revenue                                          28,868         24,507
                                                        -------        -------

     Gross Profit                                        31,666         32,893

Expenses:
     Sales and marketing                                 18,205         15,711
     General and administrative                          10,258          4,833
     Research and development                             3,476          2,809
                                                        -------        -------
        Income (loss) from operations                      (273)         9,540
Interest income, net                                      1,764          2,256
                                                        -------        -------
        Net income before provision for
          income taxes                                    1,491         11,796
Provision for income taxes                                  596          4,836
                                                        -------        -------

        Net income                                      $   895        $ 6,960
                                                        =======        =======

Net income per common and common equivalent share       $  0.02        $  0.18
                                                        =======        =======

Weighted average number of common and
  common equivalent shares outstanding                   39,711         39,362
                                                        =======        =======





















         See accompanying notes to consolidated financial statements.

                  IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                -------------------------
                                                                March 31,      March 31,
                                                                   1997          1996
                                                                ---------    ------------
Cash Flows from Operating Activities:
   Net income                                                   $    895        $  6,960
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities,
     net of acquisitions:
        Depreciation and amortization                              3,046           2,135
        Changes in assets and liabilities:
             Accounts receivable                                   5,942         (11,709)
             Inventories                                         (11,519)         (5,239)
             Other current assets                                  4,763          (2,032)
             Accounts payable                                     (1,581)          3,214
             Accrued expenses                                     (4,556)            310
             Deferred revenue                                        225             533
                                                                --------        --------
                Net cash used in operating activities             (2,785)         (5,828)
                                                                --------        --------

Cash Flows from Investing Activities:
        Purchases of property and equipment                       (5,237)         (1,782)
        Decrease (increase) in short-term investments             12,258         (15,848)
        Decrease (increase) in long-term investments             (11,790)          2,244
        Decrease (increase) in other assets                           71            (294)
        Acquisitions of business, net of cash acquired            (9,027)             --
                                                                --------        --------
                Net cash used in investing activities            (13,725)        (15,680)
                                                                --------        --------
Cash Flows from Financing Activities:
       Payment of notes payable                                     (509)         (1,688)
       Proceeds from the exercise of stock options                 1,122           2,901
                                                                --------        --------
                Net cash provided by financing activities            613           1,213
                                                                --------        --------

Net effect of Exchange Rate Changes                               (2,085)           (274)
                                                                --------        --------
Net decrease in Cash and Cash Equivalents                        (17,982)        (20,569)

Cash and Cash Equivalents, beginning of period                   127,741         149,252
                                                                --------        --------
Cash and Cash Equivalents, end of period                        $109,759        $128,683
                                                                ========        ========

Supplemental Disclosure of Cash Flow Information:
      Interest paid during the period                           $     35        $    119
                                                                ========        ========
      Income taxes paid during the period                       $  3,927        $  3,308
                                                                ========        ========









      See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION
      The unaudited financial statements included herein have been prepared by IDEXX Laboratories, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments which the Company considers necessary for a fair presentation of such information. The December 31, 1996 Balance Sheet was derived from the audited Consolidated Balance Sheets contained in the Company's latest stockholders' annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto which are contained in the Company's latest stockholders' annual report. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

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

      b. Certain reclassifications have been made in the 1996 consolidated financial statements to conform with the current year's presentation.

      c. The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the Company's cash equivalent and short-term investments are classified as held-to-maturity and are recorded at amortized cost which approximates market value.

            Cash Equivalents and Short-term Investments: Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following (in thousands):


                                                 March 31,   December 31,
                                                   1997          1996
                                                 ---------   ------------
                    Municipal bonds              $ 8,000      $15,040
                    U.S. Treasury bills           23,825       30,856
                    Commercial paper                 750           --
                    Certificates of Deposit        1,063           --
                                                 -------      -------
                                                 $33,638      $45,896
                                                 =======      =======

            Long-term investments are investment securities with original maturities of greater than one year and consist of the following (in thousands):

                                                 March 31,   December 31,
                                                   1997          1996
                                                 ---------   ------------
                    Municipal bonds              $15,045       $3,255
                    U.S. Treasury note             4,000        4,000
                                                 -------       ------
                                                 $19,045       $7,255
                                                 =======       ======


      d. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

                                                 March 31,   December 31,
                                                   1997          1996
                                                 ---------   ------------

                    Raw materials                $ 8,489       $10,081
                    Work-in-process                6,991         6,605
                    Finished goods                45,404        31,716
                                                 -------       -------
                                                 $60,884       $48,402
                                                 =======       =======

3.    NET INCOME PER SHARE
      Net income per common and common equivalent share is based on the weighted average number of common and common equivalent shares outstanding during each period, computed in accordance with the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented as it is not significantly different.

      In February 1997 the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). SFAS No. 128 must be adopted as of December 31, 1997 and all prior earnings per share amounts must be retroactively restated.

      In accordance with Staff Accounting Bulletin No. 74, the Company is disclosing the effect this statement would have on the three months ended March 31, 1997 and 1996 on a pro forma basis. The following table summarizes the pro forma earnings per share amounts under SFAS No. 128 (in thousands, except per share amounts):

                                                   Net                      Per Share
                                                  Income         Shares       Amount
                                               -------------     ------   --------------
                                               For the three months ended March 31, 1997
                                               -----------------------------------------
          Net income                                   $895          --        --
          Basic earnings per share:
          Income available to common stockholders       895      37,932     $0.02
                                                                            =====
          Diluted earnings per share:
          Options issued to employees                    --       1,779        --
                                                                 ------
          Income available to common stockholders
             plus assumed conversions                  $895      39,711     $0.02
                                                       ====      ======     =====


                                               For the three months ended March 31, 1996
                                               -----------------------------------------
          Net income                                 $6,960          --        --
          Basic earnings per share:
          Income available to common stockholders     6,960      36,600     $0.19
                                                                            =====
          Diluted earnings per share:
          Options issued to employees                    --       2,762        --
                                                                 ------
          Income available to common stockholders
             plus assumed conversions                $6,960      39,362     $0.18
                                                     ======      ======     =====


      Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method.

4.    COMMITMENTS AND CONTINGENCIES

      From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Except as noted below with respect to the patent infringement suit brought by The Jewish Hospital of St. Louis, no litigation has been brought against the Company with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue in the three month period ended March 31, 1997 was attributable to products incorporating certain immunoassay technologies and products relating to the diagnosis of canine heartworm infection. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

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

      In addition, on July 26, 1995, the Company, Environetics, Access and Drs. Edberg and Wardlaw brought a second patent infringement suit against Millipore in the U.S. District Court for the District of Connecticut (the "Millipore II suit"). The principal relief sought by the plaintiffs in the Millipore II suit is an injunction against Millipore which would prevent Millipore from selling a product which the plaintiffs believe infringes U.S. Patent No. 5,429,933 (the "'933 Patent"), which also covers the Colilert product. The '933 Patent, which is related to the '789 Patent, was issued in July 1995 to Dr. Edberg. Access and Environetics have an exclusive license under the '933 Patent from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the '933 Patent is invalid or not infringed and is seeking to add a counterclaim alleging misappropriation of trade secrets.

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

      On May 26, 1995, The Jewish Hospital of St. Louis (the "Hospital") brought a suit against the Company which is currently pending in the U.S. District Court for the District of Maine for infringement of U.S. Patent No. 4,839,275 issued June 13, 1989 (the "'275 Patent"). The '275 Patent, which is owned by the Hospital, claims certain methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by the Hospital is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the '275 Patent, as well as treble damages for past infringement. While the Company believes that it has meritorious defenses in this matter, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

      On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the State of New York. In their complaint, the plaintiffs allege that the Company has breached promises and made negligent misrepresentations, and has breached fiduciary and other duties. The complaint was dismissed as to Purisys in April 1997, but remains pending as to the other plaintiffs, who are seeking damages in excess of $50.0 million. The Company purchased a 15% equity interest in Purisys in August 1994 for $616,000, and the Company subsequently advanced additional amounts to Purisys to purchase certain international distribution rights. In March 1995, the Company ceased advancing funds to Purisys, which filed for protection under the Bankruptcy Code in July 1995. While the Company believes it has meritorious defenses, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

5.    ACQUISITIONS

      1996 ACQUISITIONS
      -----------------
      The Company's consolidated results of operations include the results of operations of four veterinary reference laboratory businesses and two manufacturers of detection and diagnostic tests acquired in 1996. These businesses were acquired by the Company for aggregate purchase prices equaling approximately $19.7 million in cash, the issuance of a note payable for $3.0 million, the assumption of certain liabilities and the issuance of the Company's Common Stock and options exercisable for Common Stock totaling approximately $20 million.

      In connection with the acquisition of the veterinary reference laboratory businesses and one of the manufacturing businesses, the Company entered into non-compete agreements for a period of up to five years with certain of the entities, stockholders or former stockholders, and may become obligated to pay additional amounts to management of these companies based on achieving certain operating results. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of these businesses has been included in the Company's consolidated results of operations since each of their respective dates of acquisition. The Company has not presented pro forma financial information relating to any of these acquisitions because of immateriality. These acquisitions are as follows:

          - On March 29, 1996, the Company acquired all of the capital stock of VetLab, Inc. ("VetLab"), which operated two veterinary reference laboratories in Texas.

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

          - On May 15, 1996, the Company acquired all of the capital stock of Veterinary Services, Inc. ("VSI"), which operated veterinary reference laboratories in Colorado, Illinois and Oklahoma.

          - On July 12, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Consolidated Veterinary Diagnostics, Inc. ("CVD"). As a result of the CVD acquisition, the Company is operating CVD's veterinary reference laboratories in Northern California, Oregon and Nevada.

          - On July 18, 1996, the Company acquired all of the capital stock of Ubitech Aktiebolag, located in Uppsala, Sweden, which manufactures and distributes diagnostic test kits for the livestock industry.

      The VetLab, VSI and CVD businesses are a part of IDEXX Veterinary Services, Inc., a wholly-owned subsidiary of the Company.

      In connection with the Company's acquisition by merger of Idetek, Inc. ("Idetek") on August 29, 1996, the Company issued 436,804 shares of its Common Stock, of which approximately 10% are held in escrow, in exchange for all of the outstanding capital stock of Idetek. In addition, outstanding options to purchase shares of Idetek capital stock became options to acquire 110,191 shares of the Company's Common Stock at prices ranging from $3.13 to $78.14. The value of the shares of the Company's Common Stock issued or reserved for issuance as a result of the merger totaled approximately $20 million. Idetek, located in Sunnyvale, California, manufactured and distributed detection tests for the food, agricultural and environmental industries. The Company has accounted for this acquisition by merger as a "pooling-of-interests". The results of operations of Idetek have been included in the Company's consolidated results of operations since the date of the merger. The Company has not restated its financial statements because of immateriality.

      1997 ACQUISITIONS
      -----------------
      The Company's consolidated results of operations include the results of operations of a manufacturing company and a software company acquired in 1997. These businesses were acquired for aggregate purchase prices equaling approximately $9.9 million in cash, the issuance of a note payable for $1.5 million and the assumption of certain liabilities.

      In connection with the acquisition of the businesses described above, the Company entered into non-compete agreements for a period of up to three years with certain of the former stockholders, and may become obligated to pay additional amounts to management of these companies based on achieving certain operating results. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of these businesses has been included in the Company's consolidated results of operations since each of their respective dates of acquisition. The Company has not presented pro forma financial information relating to any of these acquisitions because of immateriality. These acquisitions are as follows:

          - On January 30, 1997, the Company acquired all of the capital stock of Acumedia Manufacturers, Inc., located in Baltimore, Maryland, which specializes in the manufacture of dehydrated cultured media.

          - On March 13, 1997, the Company acquired all of the capital stock of National Information Systems Corporation, located in Eau Claire, Wisconsin, which supplies practice management computer systems to veterinarians under the trade name Advanced Veterinary Systems.

Item 2.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenue for the first quarter of 1997 increased 5% to $60.5 million from $57.4 million for the first quarter of 1996. The increase in total revenue was principally attributable to increases in veterinary laboratory services resulting from acquisitions of veterinary reference laboratories and food and environmental businesses principally resulting from the acquisition of Idetek. However, the Company experienced decreased sales of veterinary testing instruments and certain veterinary test products. The decreases in sales of the Company's veterinary test products were principally a result of a program to reduce distributor inventories of these products.

International revenue increased 7% to $21.5 million in the first quarter of 1997 compared to $20.1 million in the first quarter of 1996. Revenues increased by 49% or $1.6 million in the Pacific Rim region (Japan, Asia, Australia) and 63% or $1.0 million in Canada for the three months ended March 31, 1997 compared to the same period in 1996. Revenues decreased 10% or $1.5 million in Europe for the same period in 1997 versus 1996.

Revenues in the Pacific Rim transacted in local currencies increased 61%, while revenues in Europe, transacted in local currencies, decreased only 4% for the three months ended March 31, 1997 compared to the same period in 1996.

Gross profit as a percentage of revenue was 52% for the three month period ended March 31, 1997 compared to 57% for the same period in 1996. The decrease in gross profit as a percentage of revenue was principally attributable to a decline in sales of the Company's higher margin veterinary test products.

Sales and marketing expenses were 30% of revenue for the three month period ended March 31, 1997 compared to 27% in the first quarter of 1996. The dollar increase of $2.5 million in the first quarter of 1997 compared to the same period in 1996 is principally attributable to the additional sales and marketing expenses resulting from the acquisition of the veterinary laboratory businesses in 1996.

Research and development expenses were 6% of revenue for the three months ended March 31, 1997 compared to 5% of revenue for the same period in 1996. In dollars, such expenses increased 24% for the three months ended March 31, 1997 as compared to the same period in 1996, reflecting additional resources and related overhead to support product development.

General and administrative expenses increased from 8% to 17% of revenue for the three month period ended March 31, 1997 as compared to the same period in 1996. The dollar increase of $5.4 million in the first quarter of 1997 compared to the same period in 1996 is principally attributable to additional operating expenses and acquisition costs associated with the acquisition of the veterinary laboratory businesses, additional operating expenses associated with business expansion, higher provision for uncollectible accounts and higher legal expenses.

Net interest income was $1.8 million for the three month period ended March 31, 1997 compared to $2.3 million for the same period in 1996. The decrease in interest income over the prior year is due to the use of previously invested cash in acquiring the veterinary laboratory and other businesses since the first quarter of 1996.

The Company's effective tax rate was 40% for the three month period ended March 31, 1997 compared to 41% for the same period in 1996. The decrease in the effective tax rate was principally attributable to income generated in states with lower state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997 the Company had cash, cash equivalents, and short-term investments of $143.4 million and $225.6 million of working capital.

The Company believes that current cash and short-term investments and funds expected to be generated from operations will be sufficient to fund the Company's operations for the foreseeable future.

FUTURE OPERATING RESULTS

The future operating results of the Company are subject to a number of factors, including without limitation the following:

The Company's business has grown significantly over the past several years as a result of both internal growth and acquisitions of products and businesses. The Company has consummated a number of acquisitions since 1992, including six acquisitions in 1996 and two acquisitions to date in 1997, and may make additional acquisitions. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses, and managing growth requires a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth.

The Company has experienced and may experience in the future significant fluctuations in its quarterly operating results. Factors such as the introduction and market acceptance of new products and services, the demand for existing products and services, the mix of products and services sold and the mix of domestic versus international revenue could contribute to this quarterly variability. The Company operates with relatively little backlog and has few long-term customer contracts and substantially all of its product and service revenue in each quarter results from orders received in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and more unpredictable. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income.

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

In the three months ended March 31, 1997, international revenue increased 7% over the same period in 1996 to $21.5 million, or 36% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

      In addition, on July 26, 1995 the Company, Environetics, Access and Drs. Edberg and Wardlaw brought a second patent infringement suit against Millipore in the U.S. District Court for the District of Connecticut (the "Millipore II suit"). The principal relief sought by the plaintiffs in the Millipore II suit is an injunction against Millipore which would prevent Millipore from selling a product which the plaintiffs believe infringes U.S. Patent No. 5,429,933 (the "'933 Patent"), which also covers the Colilert product. The '933 Patent, which is related to the '789 Patent, was issued in July 1995 to Dr. Edberg. Access and Environetics have an exclusive license under the '933 Patent from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the '933 Patent is invalid or not infringed and is seeking to add a counterclaim alleging misappropriation of trade secrets.

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

      On May 26, 1995, The Jewish Hospital of St. Louis (the "Hospital") brought a suit against the Company which is currently pending in the U.S. District Court for the District of Maine for infringement of U.S. Patent No. 4,839,275 issued June 13, 1989 (the "'275 Patent"). The '275 Patent, which is owned by the Hospital, claims certain methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by the Hospital is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the '275 Patent, as well as treble damages for past infringement. While the Company believes that it has meritorious defenses in this matter, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

      On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the State of New York. In their complaint, the plaintiffs allege that the Company has breached promises and made negligent misrepresentations, and has breached fiduciary and other duties. The complaint was dismissed as to Purisys in April 1997 but remains pending as to the other plaintiffs, who are seeking damages in excess of $50.0 million. The Company purchased a 15% equity interest in Purisys in August 1994 for $616,000, and the Company subsequently advanced additional amounts to Purisys to purchase certain international distribution rights. In March 1995, the Company ceased advancing funds to Purisys, which filed for protection under the Bankruptcy Code in July 1995. While the Company believes it has meritorious defenses, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.


      Item 6. -- Exhibits and Reports on Form 8-K
                 --------------------------------

      (a)   Exhibits                                                       Page
                                                                           ----

         21.  Subsidiaries of the Company.                                  17
         27.  Financial Data Schedule for the Quarterly Report on Form
              10-Q for the three-month period ended March 31, 1997.         18


      (b)   Reports on Form 8-K

            The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IDEXX LABORATORIES, INC.

Date:   May 15, 1997



                                    /s/ Merilee Raines
                                    -----------------------------------------
                                    Merilee Raines, Vice President of Finance
                                    (Principal Accounting Officer)