Form 10-Q
period 1997-06-30
IDEXX LABORATORIES INC /DE
filed 1997-08-14
CIK 874716

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         JUNE 30, 1997
                                       -------------

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


Yes    X      No
     -----         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


As of July 31, 1997, 38,029,186 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                           Page

PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements:                                            3
             Consolidated Balance Sheets
             June 30, 1997 and December 31, 1996

             Consolidated Statements of Operations                            4
             Three and Six Months Ended
             June 30, 1997 and June 30, 1996

             Consolidated Statements of Cash Flows                            5
             Six Months Ended
             June 30, 1997 and June 30, 1996

             Notes to Consolidated Financial Statements                    6-11


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          12-14


PART II -- OTHER INFORMATION


Item 1.      Legal Proceedings                                            15-16

Item 4.      Submission of Matters to a Vote of Security-Holders             16

Item 5.      Other Information                                               17

Item 6.      Exhibits and Reports on Form 8-K                                17


SIGNATURES                                                                   18

PART I -- FINANCIAL INFORMATION

      Item 1. -- FINANCIAL STATEMENTS
                 --------------------

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               June 30,      December 31,
                                                                 1997           1996
                                                               --------       --------

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $119,152       $127,741
   Short-term investments                                        39,237         45,896
   Accounts receivable, less reserves of $5,597
      and $4,001 in 1997 and 1996, respectively                  46,540         66,633
   Inventories                                                   71,326         48,402
   Other current assets                                           8,917         13,045
                                                               --------       --------
      Total current assets                                      285,172        301,717

LONG-TERM INVESTMENTS                                            11,805          7,255

PROPERTY AND EQUIPMENT, AT COST:
   Construction in Progress                                         498            797
   Leasehold improvements                                        16,458         15,150
   Land                                                           1,164            890
   Building                                                       4,393          4,202
   Machinery and equipment                                       24,703         20,870
   Office furniture and equipment                                21,071         17,348
                                                               --------       --------
                                                                 68,287         59,257
   Less -- Accumulated depreciation & amortization               27,189         22,863
                                                               --------       --------
                                                                 41,098         36,394
OTHER ASSETS                                                     39,787         28,486
                                                               --------       --------
                                                               $377,862       $373,852
                                                               ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $ 23,895       $ 18,692
   Accrued expenses                                              19,426         23,872
   Notes payable                                                  4,500          3,000
   Deferred revenue                                               7,912          5,563
                                                               --------       --------
      Total current liabilities                                  55,733         51,127

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value
      Authorized 60,000 shares
      Issued and outstanding 38,019 shares in 1997
         and 37,774 shares in 1996                                3,802          3,777
Additional paid-in capital                                      255,661        253,118
Retained earnings                                                66,202         67,376
Cumulative translation adjustment                                (3,536)        (1,546)
                                                               --------       --------
   Total stockholders' equity                                   322,129        322,725
                                                               --------       --------
                                                               $377,862       $373,852
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                    Three Months Ended         Six Months Ended
                                                    ------------------         ----------------
                                                 June 30,     June 30,     June 30,       June 30,
                                                  1997          1996         1997           1996
                                                  ----          ----         ----           ----

Revenue                                          $58,890       $65,875     $119,424       $123,275


Cost of revenue                                   29,976        28,580       58,844         53,087
                                                 -------       -------     --------       --------

      Gross Profit                                28,914        37,295       60,580         70,188

Expenses:
      Sales and marketing                         18,549        16,019       36,754         31,730
      General and administrative                  11,751         7,107       22,009         11,940
      Research and development                     3,849         3,091        7,326          5,901
                                                 -------       -------     --------       --------
         Income (loss) from operations            (5,235)       11,078       (5,509)        20,617
Interest income, net                               1,687         2,301        3,452          4,558
                                                 -------       -------     --------       --------
      Net income (loss) before provision for
         income taxes                             (3,548)       13,379       (2,057)        25,175
Provision for (benefit of) income taxes           (1,480)        5,485         (883)        10,322
                                                 -------       -------     --------       --------

      Net income (loss)                          $(2,068)      $ 7,894     $ (1,174)      $ 14,853
                                                 =======       =======     ========       ========

Net income (loss) per common and
   common equivalent share                       $ (0.05)      $  0.20     $  (0.03)      $   0.38
                                                 =======       =======     ========       ========

Weighted average number of
      common and common equivalent
         shares outstanding                       37,953        39,288       38,832         39,322
                                                 =======       =======     ========       ========


          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             Six Months Ended
                                                         June 30,       June 30,
                                                           1997           1996
                                                           ----           ----

Cash Flows from Operating Activities:
   Net income                                            $ (1,174)      $ 14,853
   Adjustments to reconcile net income to net cash
      provided by operating activities -
       Depreciation and amortization                        6,799          3,543
       Changes in assets and liabilities -
          Accounts receivable                              21,650        (14,199)
          Inventories                                     (23,133)       (12,003)
          Other current assets                              4,142         (2,438)
          Accounts payable                                  4,806         11,613
          Accrued expenses                                 (5,520)         2,557
          Deferred revenue                                    325            960
                                                         --------       --------
             Net cash provided by
                operating activities                        7,895          4,886
                                                         --------       --------

Cash Flows from Investing Activities:
   Purchases of property and equipment                     (8,852)        (5,476)
   Decrease (increase) in investments, net                  2,109        (10,454)
   (Increase) decrease in other assets                        (34)           618
   Acquisitions  (see Note 5)                              (9,027)        (2,571)
                                                         --------       --------
      Net cash used in investing activities               (15,804)       (17,883)
                                                         --------       --------

Cash Flows from Financing Activities:
   Repayment of notes payable                                (509)        (1,688)
   Proceeds from the exercise of stock options              1,819          5,373
                                                         --------       --------
      Net cash provided by financing activities             1,310          3,685
                                                         --------       --------

Net Effect of Foreign Currency Translation                 (1,990)          (532)
                                                         --------       --------
Net decrease in Cash and Cash Equivalents                  (8,589)        (9,844)

Cash and Cash Equivalents, beginning of period            127,741        149,252
                                                         --------       --------
Cash and Cash Equivalents, end of period                 $119,152       $139,408
                                                         ========       ========

Supplemental Disclosure of Cash Flow Information:
      Interest paid during the period                    $     96       $    127
                                                         ========       ========
      Income taxes paid during the period                $  4,606       $  6,744
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

     b. Certain reclassifications have been made in the 1996 consolidated financial statements to conform with the current years presentation.

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

          Cash Equivalents and Short-term Investments: Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following (in thousands):

                                       June 30,     December 31,
                                         1997          1996
                                         ----          ----

          Municipal bonds              $ 7,240        $15,040
          U.S. Treasury bills           23,824         30,856
          Time deposits                  8,173             --
                                       -------        -------
                                       $39,237        $45,896
                                       =======        =======

          Long-term investments are investment securities with original maturities of greater than one year and consist of the following (in thousands):

                                  June 30,           December 31,
                                    1997                 1996
                                    ----                 ----

          Municipal bonds          $11,805              $3,255
          U.S. Treasury note            --               4,000
                                   -------              ------
                                   $11,805              $7,255
                                   =======              ======


     d. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

                                  June 30,           December 31,
                                    1997                1996
                                    ----                ----

          Raw materials           $12,061              $10,081
          Work-in-process           8,608                6,605
          Finished goods           50,657               31,716
                                  -------              -------
                                  $71,326              $48,402
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

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No.
     128). SFAS No. 128 must be adopted as of December 31, 1997 and all prior earnings per share amounts must be retroactively restated.

     In accordance with Staff Accounting Bulletin No. 74, the Company is disclosing the effect this statement would have on the three and six month periods ended June 30, 1997 and 1996 on a pro forma basis. The following table summarizes the pro forma earnings per share amounts under SFAS No. 128 (in thousands, except per share amounts):

                                                          Net                             Per Share
                                                         Income            Shares           Amount
                                                         --------         ---------       ---------
                                                          For the three months ended June 30, 1997
                                                         ------------------------------------------
          Net loss                                       $(2,068)            --              --
          Basic earnings (loss) per share:
          Loss available to common stockholders           (2,068)          37,953          $(0.05)
                                                                                           ======
          Diluted earnings (loss) per share:
          Options issued to employees                        --              --              --
                                                                           ------
          Loss available to common stockholders
             plus assumed conversions                    $(2,068)          37,953          $(0.05)
                                                         =======           ======          ======


                                                          For the three months ended June 30, 1996
                                                         ------------------------------------------
          Net income                                       $7,894            --              --
          Basic earnings per share:
          Income available to common stockholders           7,894          36,766          $0.21
                                                                                           =====
          Diluted earnings per share:
          Options issued to employees                         --            2,522            --
          Income available to common stockholders                          ------
             plus assumed conversions                      $7,894          39,288          $0.20
                                                           ======          ======          =====

                                     Page 7

                                                          Net                             Per Share
                                                         Income            Shares           Amount
                                                         --------         ---------       ---------
                                                           For the six months ended June 30, 1997
                                                         ------------------------------------------
          Net loss                                       $(1,174)             --              --
          Basic earnings (loss) per share:
          Loss available to common stockholders           (1,174)          37,889          $(0.03)
                                                                                           ======
          Diluted earnings (loss) per share:
          Options issued to employees                        --               943             --
                                                                           ------
          Loss available to common stockholders
             plus assumed conversions                    $(1,174)          38,832          $(0.03)
                                                         =======           ======          =====


                                                           For the six months ended June 30, 1996
                                                         ------------------------------------------
          Net income                                       $14,853            --              --
          Basic earnings per share:
          Income available to common stockholders           14,853          36,683          $0.40
                                                                                            =====
          Diluted earnings per share:
          Options issued to employees                          --            2,639            --
                                                                            ------
          Income available to common stockholders
             plus assumed conversions                      $14,853          39,322          $0.38
                                                           =======          ======          =====

     Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method. Shares outstanding for purposes of calculating diluted earnings (loss) per share for the six months ended June 30, 1997 is derived from the arithmetic average of the weighted average shares outstanding for (i) the three months ended March 31, 1997 plus options issued to employees and (ii) the three months ended June 30, 1997, because the Company incurred a loss for the six months ended June 30, 1997.


4.   COMMITMENTS AND CONTINGENCIES

     From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Except as noted below with respect to the patent infringement suit brought by The Jewish Hospital of St. Louis, no litigation has been brought against the Company with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue during the three month period ended June 30, 1996 was attributable to products incorporating certain immunoassay technologies and to products relating to the diagnosis of canine heartworm infection which are the subject of the Jewish Hospital suit. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On February 4, 1993, the Company acquired Environetics, Inc. ("Environetics"), which brought a patent infringement suit with Stephen Edberg, Ph.D. against Millipore Corporation ("Millipore") in the U.S. District Court for the District of Connecticut on September 30, 1992 (the "Millipore I suit"). The complaint in the Millipore I suit was subsequently amended to add as additional plaintiffs Access Medical Systems, Inc., a subsidiary of the Company ("Access"), and Stephen C. Wardlaw, M.D. The primary relief sought by the plaintiffs is an injunction against Millipore which would prevent Millipore from selling a competitive product that the plaintiffs believe infringes U.S. Patent No. 4,925,789 (the "'789 Patent") covering the Company's Colilert(R) product, under which Access and Environetics have an exclusive license from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the '789 Patent is invalid or not infringed.

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

     On May 26, 1995, The Jewish Hospital of St. Louis (the "Hospital") brought a suit against the Company which is currently pending in the U.S. District Court for the District of Maine for infringement of U.S. Patent No. 4,839,275 issued June 13, 1989 (the "'275 Patent"). The '275 Patent, which is owned by the Hospital, claims certain methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by the Hospital is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the '275 Patent, as well as treble damages for past infringement. In June 1997, the court ruled, in response to a summary judgment motion by the Jewish Hospital, that five heartworm diagnostic kits formerly sold by the Company literally infringe two claims of the '275 Patent. While the Company believes that it has meritorious defenses in this matter, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the state of New York. In their complaint, the plaintiffs allege that the Company has breached promises and made negligent misrepresentations, and has breached fiduciary and other duties. The plaintiffs are seeking damages in excess of $50,000,000. The Company purchased a 15% equity interest in Purisys in August 1994 for $616,000, and the Company subsequently advanced additional amounts to Purisys to purchase certain international distribution rights. In March 1995, the Company ceased advancing funds to Purisys, which filed for protection under the Bankruptcy Code in July 1995. In May 1996, the court granted the Company's motion to dismiss the plaintiffs' suit, and the plaintiffs' appeals of that dismissal were dismissed by the court in July 1997. While the Company believes it has meritorious defenses, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

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

     In connection with the acquisition of the veterinary reference laboratory businesses and one of the manufacturing businesses, the Company entered into non-compete agreements for periods of up to five years with certain of the entities, stockholders or former stockholders, and may become obligated to pay additional amounts to management of these companies based on achieving certain operating results. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of these businesses has been included in the Company's consolidated results of operations since their respective dates of acquisition. The Company has not presented pro forma financial information relating to any of these acquisitions because of immateriality. These acquisitions are as follows:

          o On March 29, 1996, the Company acquired all of the capital stock of VetLab, Inc. ("VetLab"), which operated two veterinary reference laboratories in Texas.

          o On April 2, 1996, the Company, through its wholly-owned subsidiary, IDEXX Laboratories, Limited, acquired substantially all of the assets and assumed certain of the liabilities of Grange Laboratories Ltd. ("Grange Laboratories"). Grange Laboratories' business, which includes veterinary reference laboratories in the United Kingdom, is now operated as a division of IDEXX Laboratories, Limited.

          o On May 15, 1996, the Company acquired all of the capital stock of Veterinary Services, Inc. ("VSI"), which operated veterinary reference laboratories in Colorado, Illinois and Oklahoma.

          o On July 12, 1996, the Company acquired substantially all of the assets and assumed certain of the liabilities of Consolidated Veterinary Diagnostics, Inc. ("CVD"). As a result of the CVD acquisition, the Company is operating CVD's veterinary reference laboratories in Northern California, Oregon and Nevada.

          o On July 18, 1996, the Company acquired all of the capital stock of Ubitech Aktiebolag, located in Uppsala, Sweden, which manufactures and distributes diagnostic test kits for the livestock industry.

     The VetLab, VSI and CVD businesses are operated by IDEXX Veterinary Services, Inc., a wholly-owned subsidiary of the Company.

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

     In connection with the acquisition of the businesses described above, the Company entered into non-compete agreements for a period of up to three years with certain of the former stockholders, and may become obligated to pay additional amounts to management of these companies based on achieving certain operating results. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of these businesses has been included in the Company's consolidated results of operations since the respective dates of acquisition. The Company has not presented pro forma financial information relating to either of these acquisitions because of immateriality. These acquisitions are as follows:

          o On January 30, 1997, the Company acquired all of the capital stock of Acumedia Manufacturers, Inc., located in Baltimore, Maryland, which specializes in the manufacture of dehydrated culture media.

          o On March 13, 1997, the Company acquired all of the capital stock of National Information Systems Corporation, located in Eau Claire, Wisconsin, which supplies practice management computer systems to veterinarians under the trade name Advanced Veterinary Systems.

6.   SUBSEQUENT EVENTS

     Subsequent to June 30, 1997, the Company acquired the following businesses for approximately $13.5 million in cash and the assumption of certain liabilities. The Company has accounted for these acquisitions under the purchase method of accounting. These acquisitions are as follows:

          o On July 1, 1997, the Company acquired certain assets and other rights of Wintek Bio-Science Inc., located in Taipei, Taiwan, which distributes diagnostic products to veterinarians in Taiwan.

          o On July 18, 1997, the Company acquired all of the capital stock of Professionals' Software, Inc., located in Effingham, Illinois, which supplies practice management computer systems to veterinarians.

     The Company has not presented pro forma financial information relating to either of these acquisitions because of immateriality.

     Item 2.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenue for the second quarter of 1997 decreased 11% to $58.9 million from $65.9 million for the second quarter of 1996. Total revenue for the six months ended June 30, 1997 decreased 3% to $119.4 million from $123.3 million for the first six months of 1996.

The decrease in total revenue for the quarter ended June 30, 1997 compared to the same period in 1996 was principally attributable to decreased sales of veterinary test kits, instruments, and consumables, offset by increased sales of veterinary laboratory services which resulted from acquisitions of veterinary reference laboratories in the second and third quarters of 1996, food and environmental products, and veterinary practice management software and equipment, which resulted from the acquisition of National Information Systems Corp. in the first quarter of 1997. The decrease in revenue for the six-month period ended June 30, 1997 as compared to the same period in the prior year was principally attributable to the same factors noted for the three-month period. The decreases in sales of the Company's veterinary test kits and consumables were principally a result of a program to reduce U.S. distributor inventories of these products. This program was substantially completed by the end of the quarter ended June 30, 1997. Decreased sales of instruments were caused by a decline in units sold and, to a lesser extent, a decline in average unit prices. The Company expects that instrument sales will continue to decline as the Company's market penetration increases. The Company expects, however, that sales of test kits and consumables will resume growth following the one-time reduction in distributor inventories.

International revenue decreased 10% to $20.9 million in the second quarter of 1997, and 2% to $42.4 million for the six months ended June 30, 1997, compared to $23.2 million and $43.3 million, respectively, for the prior year periods. Revenues decreased by 11% and 10% in Europe, and decreased by 23% and increased by 3% in the Pacific Rim region (Japan, Asia, Australia) for the three- and six-month periods ended June 30, 1997, respectively, compared to the same periods in 1996. These decreases were offset in part by increases in revenue in Canada and South America. Revenue from the Company's European subsidiaries, transacted in local currencies, decreased approximately 6% and 5% for the three- and six-month periods ended June 30, 1997, respectively, as compared to the same periods in 1996. In U.S. dollars, the revenue decrease was 11% to $13.2 million for the current three-month period and 10% to $26.5 million for the current six-month period. Revenue from the Company's Pacific Rim region, transacted in local currencies, decreased approximately 20% for the three month period ended June 30, 1997 and increased 11% for the six-month period ended June 30, 1997, as compared to the same periods in 1996. In U.S. dollars, the revenue decrease was 23% to $4.3 million for the current three-month period and the revenue increase was 3% to $9.1 million for the current six-month period. Revenues in Europe for the three- and six-month periods decreased primarily due to a decline in the number of instruments sold, and a decline in sales of veterinary test kits resulting primarily from increased competition. Revenues in the Pacific Rim increased 3% for the six-month period ended June 30, 1997 primarily due to increased sales of veterinary test products in Japan, and decreased in the three-month period primarily due to lower sales in Japan of veterinary test products and, to a lesser extent, instruments.

Gross profit as a percentage of revenue was 49% and 51% for the three- and six-month periods ended June 30, 1997, respectively, and 57% for the same periods in 1996. The decrease in gross profit as a percentage of revenue was principally attributable to a decline in sales of the Company's higher margin veterinary test products and a decline in the average unit price of the instruments sold. Gross margin was also adversely affected by the inclusion of lower margin veterinary laboratory service revenues as a result of acquisitions completed in 1996.

Sales and marketing expenses were 32% and 31% of revenue for the three- and six-month periods ended June 30, 1997, respectively, compared to 24% and 26% for the same periods in 1996. The increase as a percentage of revenue for the three- and six-month periods ended June 30, 1997 in comparison to the same period in 1996 was principally attributable to certain fixed costs remaining constant while sales of veterinary test kits, instruments and consumables declined. The increases of $2.5 million and $5.0 million for the three- and six-month periods ended June 30, 1997, respectively, over the same periods in the prior year were principally attributable to the additional sales and marketing expenses resulting from the acquisition of the veterinary laboratory businesses in 1996.

Research and development expenses were 7% and 6% of revenue for the three- and six-month periods ended June 30, 1997 compared to 5% for the same periods in 1996. In dollars, such expenses increased 25% and 24% for the three- and six-month periods ended June 30, 1997, respectively, as compared to the same period in 1995, reflecting additional resources and related overhead to support product development.

General and administrative expenses were 20% and 18% of revenue for the three- and six-month periods ended June 30, 1997, respectively, compared to 11% and 10%, respectively, for the same periods in the prior year. The dollar increase of $4.6 million and $10.1 million for the three- and six-month periods ended June 30, 1997 in comparison to the same period in 1996 are principally attributable to additional operating expense and acquisition costs associated with the acquisition of the veterinary laboratory businesses, additional operating expenses associated with business expansion, higher provision for uncollectible accounts and higher legal expenses. As a percentage of sales, general and administrative expenses increased due to these factors and to lower revenues.

Net interest income was $1.7 million and $3.5 million for the three- and six-month periods ended June 30, 1997 as compared to $2.3 million and $4.6 million for the same periods in 1996. The decrease in interest income from the same periods in the prior year is due to the use of previously invested cash in acquiring the veterinary laboratory businesses and other businesses since the first quarter of 1996.

The Company's effective tax rate was 42% and 43% for the three- and six-month periods ended June 30, 1997 compared to 41% for the same periods in 1996. The increase in the effective tax rates is principally attributable to losses in countries where effective tax rates exceed 41%.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had cash, cash equivalents, and short-term investments of $158.4 million and $229.4 million of working capital.

The Company believes that current cash and short-term investments and funds expected to be generated from operations will be sufficient to fund the Company's operations for the foreseeable future.

FUTURE OPERATING RESULTS

The future operating results of the Company are subject to a number of factors, including without limitation, the following:

The Company's business has grown significantly over the past several years as a result of both internal growth and acquisitions of products and businesses. The Company has consummated a number of acquisitions since 1992, including six acquisitions in 1996 and four acquisitions to date in 1997, and may make additional acquisitions. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses, and managing growth requires a significant amount of management time and skill. There can be no assurances that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth.

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

The Company's success is heavily dependent upon its proprietary technologies. The Company relies on a combination of patent, trade secret, trademark and copyright law to protect its proprietary rights. There can be no assurance that the patent applications filed by the Company will result in patents being issued, that any patents of the Company will afford protection against competitors with similar technologies, or that the Company's non-disclosure agreements will provide meaningful protection for the Company's trade secrets and other proprietary information. Moreover, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technologies. In addition, the Company licenses certain technologies used in its products from third parties, and the Company may be required to obtain licenses to additional technologies in order to continue to sell certain products. There can be no assurance that any technology licenses which the Company desires or is required to obtain will be available on commercially reasonable terms.

From time to time the Company receives notice alleging that the Company's products infringe third party proprietary rights. Patent litigation frequently is complex and expensive and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company, and an adverse outcome may preclude the Company from selling certain products or require the Company to pay damages or make additional royalty or other payments with respect to such sales. In addition, from time to time other types of lawsuits are brought against the Company, wherein an adverse outcome could adversely affect the Company's results of operations.

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

For the six months ended June 30, 1997, international revenue was $42.4 million, or 35% or total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards that my be different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

     On May 26, 1995, The Jewish Hospital of St. Louis (the "Hospital") brought a suit against the Company which is currently pending in the U.S. District Court for the District of Maine for infringement of U.S. Patent No. 4,839,275 issued June 13, 1989 (the "'275 Patent"). The '275 Patent, which is owned by the Hospital, claims certain methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by the Hospital is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the '275 Patent, as well as treble damages for past infringement. In June 1997, the court ruled, in response to a summary judgment motion by the Jewish Hospital, that five heartworm diagnostic kits formerly sold by IDEXX literally infringe two claims of the '275 Patent. While the Company believes that it has meritorious defenses in this matter, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the state of New York. In their complaint, the plaintiffs allege that the Company has breached promises and made negligent misrepresentations, and has breached fiduciary and other duties. The plaintiffs are seeking damages in excess of $50,000,000. The Company purchased a 15% equity interest in Purisys in August 1994 for $616,000, and the Company subsequently advanced additional amounts to Purisys to purchase certain international distribution rights. In March 1995, the Company ceased advancing funds to Purisys, which filed for protection under the Bankruptcy Code in July 1995. In May 1996, the court granted the Company's motion to dismiss the plaintiffs' suit, and the plaintiffs' appeals of that dismissal were dismissed by the court in July 1997. While the Company believes it has meritorious defenses, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

     Item 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
               ---------------------------------------------------

At the Company's Annual Meeting of Stockholders held on May 21, 1997, the following proposals were adopted by the votes specified below:


                                                                                                         BROKER
                                                                                                          NON-
             PROPOSAL                              FOR               AGAINST          ABSTAIN            VOTES
--------------------------------------          ----------          ----------       ----------        ---------

1. Election of two Class I Directors:

            David E. Shaw                       29,333,728          4,166,393                0                0
            William F. Pounds                   29,327,915          4,172,206                0                0



2. Approval of the Company's 1997
   Director Stock Option Plan
   covering 300,000 shares of
   Common Stock authorized for
   issuance under the plan                      32,122,338          1,242,509          135,274                0

3. Approval of the Company's 1997
   Employee Stock Purchase Plan covering
   420,000 shares, and 1997 International
   Employee Stock Purchasse Plan covering
   30,000 shares of the Common Stock
   authorized for issuance under such
   plans.                                       31,934,920          1,447,732          117,469                0


4. Ratification of Arthur
   Andersen LLP as auditors                     32,210,756             88,916          200,449                0


     Item 5.  --  OTHER INFORMATION

     On March 27, 1997, the Compensation Committee of the Company's Board of Directors approved a stock option exchange program, pursuant to which employees holding stock options issued in 1995, 1996 and 1997 under the Company's 1991 Stock Option Plan were given the opportunity to exchange the unexercised portion of such options (the "Existing Options") for new options (the "New Options"). The New Options cover between 50% and 100% of the unexercised portion of an employee's Existing Options and have an exercise price of $17.35 per share (which is equal to 125% of the fair market value of the Company's Common Stock on such date). The percentage of Existing Options covered is based upon the employee's position with the Company at the time the option grants were made in 1997, and decreases as employee rank increases. The New Options have terms similar to the Existing Options, but are not exercisable (except in certain circumstances) until October 31, 1997.

     The Company uses stock options as a significant element of the compensation of employees, in part because it believes options provide an incentive to employees to maximize stockholder value. Stock options, because they become exercisable over time, also serve as a means of retaining employees. Because the market value of the Company's Common Stock has fallen below the exercise price of the outstanding options issued in 1995, 1996 and 1997, the value of such stock options as a means of motivation and retaining employees has been significantly diminished. Accordingly, the Compensation Committee of the Company's Board of Directors concluded that the Company needed to restore the value of the existing stock options as a means of motivating, retaining and providing incentive to employees in order to promote the successful implementation of the Company's growth strategies.


     Item 6.  --   EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

      10.1 1997 Director Option Plan of the Company, with the form of option agreements granted thereunder attached thereto.

      27. Financial Data Schedule for the Quarterly Report on Form 10-Q for the six month period ended June 30, 1997.

     (b)      Reports on Form 8-K

              The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     IDEXX LABORATORIES, INC.

Date:  August 13, 1997



                                     /s/ Ralph K. Carlton
                                     ----------------------------------------
                                     Ralph K. Carlton, Senior Vice President,
                                     Finance and Administration and Chief
                                     Financial Officer
                                     (Principal Financial Officer)