Form 10-Q
period 1997-09-30
IDEXX LABORATORIES INC /DE
filed 1997-11-14
CIK 874716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 SEPTEMBER 30, 1997
                                               ------------------

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


As of October 31, 1997, 38,066,047 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                            Page

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements:                               3
         Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996

         Consolidated Statements of Operations               4
         Three and Nine Months Ended
         September 30, 1997 and September 30, 1996

         Consolidated Statements of Cash Flows               5
         Nine Months Ended
         September 30, 1997 and September 30, 1996

         Notes to Consolidated Financial Statements          6-11


Item 2.  Management's Discussion and Analysis of            12-14
         Financial Condition and Results of
         Operations


PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings                                  15

Item 2   Changes in Securities and Use of Proceeds          16

Item 6.  Exhibits and Reports on Form 8-K                   16


SIGNATURES                                                  17

PART I -- FINANCIAL INFORMATION

      Item 1. -- Financial Statements

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS

                                                                September 30,     December 31,
                                                                    1997              1996
                                                                 ---------         ---------
CURRENT ASSETS:
   Cash and cash equivalents                                     $ 105,521         $ 127,741
   Short-term investments                                           37,027            45,896
   Accounts receivable, less reserves of $4,929
      and $4,001 in 1997 and 1996, respectively                     48,730            66,633
   Inventories                                                      63,044            48,402
   Other current assets                                             16,781            13,045
                                                                 ---------         ---------
      Total current assets                                         271,103           301,717

LONG-TERM INVESTMENTS                                               11,760             7,255

PROPERTY AND EQUIPMENT, AT COST:
   Leasehold improvements                                           16,597            15,150
   Land                                                              1,162               890
   Building                                                          4,397             4,202
   Machinery and equipment                                          26,628            21,667
   Office furniture and equipment                                   23,390            17,348
                                                                 ---------         ---------
                                                                    72,174            59,257
   Less -- Accumulated depreciation & amortization                  29,707            22,863
                                                                 ---------         ---------

                                                                    42,467            36,394
OTHER ASSETS                                                        49,623            28,486
                                                                 ---------         ---------
                                                                 $ 374,953         $ 373,852
                                                                 =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                              $   9,922         $  18,692
   Accrued expenses                                                 40,864            23,872
   Notes payable                                                     3,500             3,000
   Deferred revenue                                                 15,667             5,563
                                                                 ---------         ---------
      Total current liabilities                                     69,953            51,127

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
   Common stock, $0.10 par value
      Authorized 60,000 shares
      Issued and outstanding 38,059 shares in 1997                   3,806             3,777
         and 37,774 shares in 1996
Additional paid-in capital                                         255,991           253,118
Retained earnings                                                   49,348            67,376
Cumulative translation adjustment                                   (4,145)           (1,546)
                                                                 ---------         ---------
   Total stockholders' equity                                      305,000           322,725
                                                                 ---------         ---------
                                                                 $ 374,953         $ 373,852
                                                                 =========         =========

          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       Three Months Ended                Nine Months Ended
                                                       ------------------                -----------------
                                                  September 30,   September 30,   September 30,    September 30,
                                                      1997            1996            1997              1996
                                                    --------         -------        ---------         --------
Revenue                                             $ 71,728         $69,837        $ 191,151         $193,113


Cost of revenue                                       35,788          29,362           94,632           82,449
                                                    --------         -------        ---------         --------

      Gross Profit                                    35,940          40,475           96,519          110,664

Expenses:
      Sales and marketing                             18,599          17,531           55,352           49,261
      General and administrative                      10,682           7,102           32,690           19,042
      Research and development                         4,645           3,140           11,971            9,041
      Non-recurring operating charge                  28,000              --           28,000               --
                                                    --------         -------        ---------         --------
         Income (loss) from operations               (25,986)         12,702          (31,494)          33,320
Interest income, net                                   1,641           1,791            5,092            6,348
                                                    --------         -------        ---------         --------
      Net income (loss) before provision for
         income taxes                                (24,345)         14,493          (26,402)          39,668
Provision for (benefit of) income taxes               (7,491)          5,942           (8,374)          16,264
                                                    --------         -------        ---------         --------

      Net income (loss)                             $(16,854)        $ 8,551        $ (18,028)        $ 23,404
                                                    ========         =======        =========         ========
Net income (loss) per common and
   common equivalent share                          $  (0.44)        $  0.22        $   (0.47)        $   0.59
                                                    ========         =======        =========         ========
Weighted average number of
      common and common equivalent
         shares outstanding                           38,036          39,510           38,567           39,438
                                                    ========         =======        =========         ========

          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                           September 30,     September 30,
                                                               1997              1996
                                                               ----              ----
Cash Flows from Operating Activities:
   Net income                                               $ (18,028)        $  23,404
   Adjustments to reconcile net income to net cash
      provided by operating activities -                                          7,041
       Depreciation and amortization                           10,470                --
       Non-cash portion of
         non-recurring operating charge                        11,000
       Changes in assets and liabilities -
          Accounts receivable                                  22,481           (15,413)
          Inventories                                         (13,681)          (11,879)
          Other current assets                                 (7,314)           (4,755)
          Accounts payable                                     (9,751)            1,472
          Accrued expenses                                     14,746             3,204
          Deferred revenue                                        (56)            1,185
                                                            ---------         ---------
             Net cash provided by
                operating activities                            9,867             4,259
                                                            ---------         ---------

Cash Flows from Investing Activities:
   Purchases of property and equipment                        (11,356)           (8,878)
   Decrease (increase) in investments, net                      4,363            (3,553)
   Decrease in other assets                                      (706)             (473)
   Acquisitions  (see Note 6)                                 (22,284)          (19,709)
                                                            ---------         ---------
      Net cash used in investing activities                   (29,983)          (32,613)
                                                            ---------         ---------

Cash Flows from Financing Activities:
   Repayment of notes payable                                  (1,509)           (1,887)
   Proceeds from the exercise of stock options                  2,004             7,107
                                                            ---------         ---------
      Net cash provided by financing activities                   495             5,220
                                                            ---------         ---------

Net Effect of Foreign Currency Translation                     (2,599)             (645)
                                                            ---------         ---------
Net Increase (decrease) in Cash and Cash Equivalents          (22,220)          (23,779)

Cash and Cash Equivalents, beginning of period                127,741           149,252
                                                            ---------         ---------
Cash and Cash Equivalents, end of period                    $ 105,521         $ 125,473
                                                            =========         =========

Supplemental Disclosure of Cash Flow Information:
      Interest paid during the period                       $     352         $     220
                                                            =========         =========
      Income taxes paid during the period                   $   6,852         $   9,690
                                                            =========         =========

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

      c. The Company's cash equivalents and short-term investments are classified as held-to-maturity and are recorded at amortized cost, which approximates market value, in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115).

            Cash Equivalents and Short-term Investments: Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following (in thousands):

                                       September 30,   December 31,
                                           1997           1996
                                           ----           ----
              Municipal bonds            $ 6,740        $15,040
              U.S. Treasury bills         20,047         30,856
              Commercial paper             3,302             --
              Foreign securities           2,371             --
              Time deposits                4,567             --
                                         -------        -------
                                         $37,027        $45,896
                                         =======        =======

            Long-term investments are investment securities with original maturities of greater than one year and consist of the following (in thousands):

                                      September 30,  December 31,
                                          1997          1996
                                          ----          ----
              Municipal bonds           $11,305        $3,255
              Foreign securities            455            --
              U.S. Treasury note             --         4,000
                                        -------        ------
                                        $11,760        $7,255
                                        =======        ======

      d. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

                                      September 30,  December 31,
                                          1997           1996
                                          ----           ----
                 Raw materials          $10,513        $10,081
                 Work-in-process          9,761          6,605
                 Finished goods          42,770         31,716
                                        -------        -------
                                        $63,044        $48,402

3.    NET INCOME(LOSS) PER SHARE
      Net income(loss) per common and common equivalent share is based on the weighted average number of common and common equivalent (if dilutive) shares outstanding during each period, computed in accordance with the treasury stock method. Fully diluted net income per common and common equivalent share has not been presented as it is not significantly different.

      In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No.
      128). SFAS No. 128 must be adopted as of December 31, 1997 and all prior earnings per share amounts must be retroactively restated.

      In accordance with Staff Accounting Bulletin No. 74, the Company is disclosing the effect this statement would have on the three and nine month periods ended September 30, 1997 and 1996 on a pro forma basis. The following table summarizes the pro forma earnings per share amounts under SFAS No. 128:

                                                                              Pro Forma
                                            Net income (loss)     -----------------------------------
                                              per common and      Basic earnings     Diluted earnings
                                            common equivalent       (loss) per           (loss) per
                                                  share               share                share
3 months ended September 30, 1997               $  (0.44)           $  (0.44)          $  (0.44)

3 months ended September 30, 1996                   0.22                0.23               0.22

9 months ended September 30, 1997                  (0.47)              (0.48)             (0.47)

9 months ended September 30, 1996                   0.59                0.63               0.59

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

4.    NON-RECURRING CHARGE

      On September 29, 1997, the Company announced that the third quarter results would include a non-recurring pre-tax charge to operations of approximately $28 million. The charge includes approximately $11 million to write off in-process research and development costs associated with the acquisitions of Professionals' Software, Inc. and National Information Systems Corporation (see Note 6 - Acquisitions), approximately $8 million to settle a patent infringement lawsuit brought by Barnes-Jewish Hospital including associated legal costs (see Note 5), and approximately
      $9 million related to a plan to close certain European facilities, reduce the workforce in European operations and US veterinary operations, and other related costs. Included in accrued expenses in the accompanying balance sheet iS approximately $16.6 million related to the non-recurring charge.


5.    COMMITMENTS AND CONTINGENCIES

      From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Except as noted below with respect to the patent infringement suit brought by Barnes-Jewish Hospital of St. Louis, Missouri, no litigation has been brought against the Company with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue during the three month period ended September 30, 1997 was attributable to products incorporating certain immunoassay technologies. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

      On February 4, 1993, the Company acquired Environetics, Inc. ("Environetics"), which brought a patent infringement suit with Stephen Edberg, Ph.D. against Millipore Corporation ("Millipore") in the U.S. District Court for the District of Connecticut on September 30, 1992 (the "Millipore I suit"). The complaint in the Millipore I suit was subsequently amended to add as additional plaintiffs Access Medical Systems, Inc., a subsidiary of the Company ("Access"), and Stephen C. Wardlaw, M.D. The primary relief sought by the plaintiffs is an injunction against Millipore which would prevent Millipore from selling a competitive product that the plaintiffs believe infringes U.S. Patent No. 4,925,789 (the "'789 Patent") covering the Company's Colilert(R) product, under which Access and Environetics have an exclusive license from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the '789 Patent is invalid or not infringed. The Millipore I suit is scheduled for trial beginning in December 1997.

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

      On May 26, 1995, Barnes-Jewish Hospital of St. Louis, Missouri (the "Hospital") brought a suit against the Company which was litigated in the U.S. District Court for the District of Maine for infringement of U.S. Patent No. 4,839,275 issued June 13, 1989 (the "'275 Patent"). The '275 Patent, which is owned by the Hospital, claims certain methods and compositions for the diagnosis of canine heartworm infection. On September 27, 1997, the Company and the Hospital entered into a settlement agreement in the litigation which included, among other things, the grant of a license under the '275 Patent to the Company, and which required the Company to pay $5.5 million to the Hospital, a portion of which payment will be creditable against earned royalties on certain products. (See Note 4.)

        On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the state of New York. In their complaint, the plaintiffs alleged that the Company had breached promises and made negligent misrepresentations, and had breached fiduciary and other duties. The plaintiffs sought damages in excess of $50,000,000. In May 1996, the court granted the Company's motion to dismiss the plaintiffs' suit, and the plaintiffs' appeal was dismissed by the court in July 1997.

6.    ACQUISITIONS

      1996 ACQUISITIONS

      The Company's consolidated results of operations include the results of operations of four veterinary reference laboratory businesses and two manufacturers of detection and diagnostic tests acquired in 1996. These businesses were acquired by the Company for aggregate purchase prices equaling approximately $21.7 million in cash, the issuance of a note payable for $3.0 million, the assumption of certain liabilities and the issuance of the Company's Common Stock and options exercisable for Common Stock totaling approximately $20 million.

      In connection with the acquisition of the veterinary reference laboratory businesses and one of the manufacturing businesses, the Company entered into non-compete agreements for a period of up to five years with certain of the entities, stockholders or former stockholders, and may become obligated to pay additional amounts to management of these companies based on achieving certain operating results. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of these businesses has been included in the Company's consolidated results of operations since each of their respective dates of acquisition. The Company has not presented pro forma financial information relating to any of these acquisitions because of immateriality. These acquisitions are as follows:

            - On March 29, 1996, the Company acquired all of the capital stock of VetLab, Inc. ("VetLab), which operated two veterinary reference laboratories in Texas.

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

      1997 ACQUISITIONS

      The Company's consolidated results of operations include the results of operations of a manufacturing company, a foreign distribution company, and two software companies acquired in 1997. These businesses were acquired for aggregate purchase prices equaling approximately $23.5 million in cash, the issuance of a note payable for $1.5 million and the assumption of certain liabilities.

      In connection with the acquisition of the businesses described above, the Company entered into non-compete agreements for a period of up to five years with certain of the former stockholders, and may become obligated to pay additional amounts to management of these companies based on achieving certain operating results. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of these businesses has been included in the Company's consolidated results of operations since each of their respective dates of acquisition. The purchase prices have been allocated to the net assets acquired on a preliminary basis and are subject to revision. Approximately $11.0 million, identified through independent valuation, of the purchase price related to the acquisition of the software companies has been charged to operations as "in process research and development" in accordance with Financial Accounting Standards Board Interpretation No. 4 "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The Company has not presented pro-forma financial information relating to any of these acquisitions because of immateriality. These acquisitions are as follows:

            - On January 30, 1997, the Company acquired all of the capital stock of Acumedia Manufacturers, Inc., located in Baltimore, Maryland, which specializes in the manufacture of dehydrated culture media.

            - On March 13, 1997, the Company acquired all of the capital stock of National Information Systems Corporation, located in Eau Claire, Wisconsin, which supplied practice management computer systems to veterinarians under the trade name Advanced Veterinary Systems.

            - On July 1, 1997, the Company acquired certain assets and business rights of Wintek Bio-Science Inc., located in Taipei, Taiwan, which distributed diagnostic products to veterinarians and hospitals in Taiwan.

            - On July 18, 1997, the Company acquired all of the capital stock of Professionals' Software, Inc., located in Effingham, Illinois, which supplies practice management computer systems to veterinarians.

      Item 2.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenue for the third quarter of 1997 increased 3% to $71.7 million from $69.8 million for the third quarter of 1996. Total revenue for the nine months ended September 30, 1997 decreased 1% to $191.2 million from $193.1 million for the first nine months of 1996.

The increase in total revenue for the quarter ended September 30, 1997 compared to the same period in 1996 was principally attributable to inclusion of sales of veterinary practice management software and equipment, which resulted from the acquisitions of National Information Systems Corporation and Professionals' Software, Inc. in the first and third quarters of 1997, respectively, and to increased sales of veterinary laboratory services, veterinary consumables, and food and environmental products. These increases were offset by decreased sales of veterinary instruments and test kits. The decrease in revenue for the nine-month period ended September 30, 1997 as compared to the same period in the prior year was principally attributable to decreased sales of veterinary instruments and test kits, offset by increased sales of veterinary laboratory services, food and environmental products, and veterinary practice management software and equipment. The decrease in sales of veterinary test kits was principally a result of a program to reduce U.S. distributor inventories of these products. This program was completed during the third quarter of 1997. Decreased sales of instruments were caused by declines in units sold and, to a lesser extent, average unit selling prices. The Company expects that instrument sales will continue to decline as the Company's market penetration increases.

International revenue decreased 18% to $19.3 million in the third quarter of 1997, and 8% to $61.7 million for the nine months ended September 30, 1997, compared to $23.5 million and $66.8 million, respectively, for the prior year periods. Revenues decreased by 19% and 13% in Europe, and decreased by 27% and 9% in the Pacific Rim region (Japan, Asia, Taiwan, Australia) for the three- and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996. These decreases were offset by increases in revenue in Canada and South America. Revenue from the Company's European subsidiaries, transacted in local currencies, decreased approximately 9% and 6% for the three- and nine-month periods ended September 30, 1997, respectively, as compared to the same periods in 1996. In U.S. dollars, the revenue decrease was 19% to $11.6 million for the current three-month period and 13% to $38.1 million for the current nine-month period. Revenue from the Company's Pacific Rim region, transacted in local currencies, decreased approximately 4% for the three month period ended September 30, 1997, and increased 2% for the nine-month period ended September 30, 1997, as compared to the same periods in 1996. In U.S. dollars, the revenue decrease was 27% to $4.5 million for the current three-month period and 9% to $13.6 million for the current nine-month period. Revenues in Europe for the three- and nine-month periods decreased primarily due to a decline in the number of instruments sold. For the nine months ended September 30, 1997, the revenue decreases in Europe were offset by increased veterinary laboratory services resulting from the acquisition of Grange Laboratories in the second quarter of 1996. Revenues in the Pacific Rim for the three- and nine-month periods decreased primarily due to a decline in sales of veterinary kits and a decline in the number of veterinary instruments sold.

Gross profit as a percentage of revenue was 50% for the three- and nine-month periods ended September 30, 1997, respectively, and 58% and 57% for the same periods in 1996. The decrease in gross profit as a percentage of revenue was principally attributable to a decline in sales of the Company's higher margin veterinary test kits and a decline in the average unit price of the instruments sold. Gross margin was also adversely affected by the inclusion of lower margin veterinary laboratory service revenues as a result of acquisitions completed in 1996.

Sales and marketing expenses were 26% and 29% of revenue for the three- and nine-month periods ended September 30, 1997, respectively, compared to 25% and 26% for the same periods in 1996. The increase as a percentage of revenue for the three- and nine-month periods ended September 30, 1997 in comparison to the same periods in 1996 was principally attributable to certain fixed costs remaining constant while sales of veterinary test kits and instruments declined. The increases of $1.1 million and $6.1 million for the three- and nine-month periods ended September 30, 1997, respectively, over the same periods in the prior year were principally attributable to the additional sales and marketing expenses resulting from the acquisition of the veterinary laboratory businesses in 1996 and the veterinary practice management software businesses in 1997, offset by lower variable costs, such as commissions and promotional expenses.

Research and development expenses were 6% of revenue for the three- and nine-month periods ended September 30, 1997 compared to 4% and 5% for the same periods in 1996. In dollars, such expenses increased 48% and 32% for the three- and nine-month periods ended September 30, 1997, respectively, as compared to the same period in 1996, reflecting additional resources and related overhead to support product development.

General and administrative expenses were 15% and 17% of revenue for the three- and nine-month periods ended September 30, 1997, respectively, compared to 10%, respectively, for the same periods in the prior year. The increase as a percentage of sales and the dollar increase of $3.6 million for the three-month period ended September 30, 1997 in comparison to the same period in 1996 is principally attributable to additional operating expense and acquisition costs associated with the acquisition of the practice management software businesses and the distributor in Taiwan, as well as additional operating expenses associated with business development. The increase as a percentage of sales and the dollar increase of $13.6 million for the nine-month period ended September 30, 1997 is principally attributable to additional operating expense and acquisition costs associated with the acquisitions of the veterinary laboratory businesses, the practice management software businesses, and the distributor in Taiwan, higher provision for uncollectible accounts, and additional operating expenses associated with business development.

The third quarter results of operations include a non-recurring operating charge of approximately $28 million. The charge includes approximately $11 million to write off in-process research and development costs associated with the acquisition of Professionals' Software, Inc. and National Information Systems Corporation, approximately $8 million to settle a patent infringement lawsuit brought by Barnes-Jewish Hospital including associated legal costs, and approximately $9 million related to a plan to close certain European facilities, reduce the workforce in European operations and US veterinary operations and other related costs.

Net interest income was $1.6 million and $5.1 million for the three- and nine-month periods ended September 30, 1997 as compared to $1.8 million and $6.3 million for the same periods in 1996. The decrease in interest income from the same periods in the prior year is due to the use of previously invested cash in acquiring the veterinary practice management software businesses, veterinary laboratory businesses and other businesses since the first quarter of 1996.

The Company's effective tax rate was 31% and 32% for the three- and nine-month periods ended September 30, 1997 compared to 41% for the same periods in 1996. The decrease in the effective tax rate results from the write off of certain in-process research and development costs that was not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had cash, cash equivalents, and short-term investments of $142.5 million and $201.2 million of working capital.

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

For the nine months ended September 30, 1997, international revenue was $61.7 million, or 32% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards that may be different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

PART II -- OTHER INFORMATION


      Item 1. -- Legal Proceedings

On February 4, 1993, the Company acquired Environetics, Inc. ("Environetics"), which brought a patent infringement suit with Stephen Edberg, Ph.D. against Millipore Corporation ("Millipore") in the U.S. District Court for the District of Connecticut on September 30, 1992 (the "Millipore I suit"). The complaint in the Millipore I suit was subsequently amended to add as additional plaintiffs Access Medical Systems, Inc., a subsidiary of the Company ("Access"), and Stephen C. Wardlaw, M.D. The primary relief sought by the plaintiffs is an injunction against Millipore which would prevent Millipore from selling a competitive product that the plaintiffs believe infringes U.S. Patent No. 4,925,789 (the "'789 Patent") covering the Company's Colilert product, under which Access and Environetics have an exclusive license from Drs. Edberg and Wardlaw. Millipore has filed a counterclaim alleging that the '789 Patent is invalid or not infringed. The Millipore I suit is scheduled for trial beginning in December 1997.

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

On May 26, 1995, Barnes-Jewish Hospital of St. Louis, Missouri (the "Hospital") brought a suit against the Company which was litigated in the U.S. District Court for the District of Maine for infringement of U.S. Patent No. 4,839,275 issued June 13, 1989 (the "'275 Patent"). The '275 Patent, which is owned by the Hospital, claims certain methods and compositions for the diagnosis of canine heartworm infection. On September 27, 1997, the Company and the Hospital entered into a settlement agreement in the litigation which included, among other things, the grant of a license under the '275 Patent to the Company, and which required the Company to pay $5.5 million to the Hospital, a portion of which payment will be creditable against earned royalties on certain products.

On September 18, 1995, Purisys Inc. ("Purisys"), a producer of home pollution test kits, and certain of its employees filed suit against the Company in the Supreme Court of the state of New York. In their complaint, the plaintiffs alleged that the Company had breached promises and made negligent misrepresentations, and had breached fiduciary and other duties. The plaintiffs sought damages in excess of $50,000,000. In May 1996, the court granted the Company's motion to dismiss the plaintiffs' suit, and the plaintiffs' appeal was dismissed by the court in July 1997.

      Item 2.  Changes in Securities and Use of Proceeds

      On September 15, 1997, the Company issued 5,894 shares of Common Stock (the "Shares") to Industrial Innovation Management Company, Inc. ("IIM"). The Shares were issued as supplemental purchase price under an Asset Purchase Agreement dated as of January 15, 1992 among the Company, IIM, IDEXX Laboratories Limited, VetTest S.A., VetTest Marketing Services Limited and Industrial Innovation Management S.A. (the "Agreement"). The number of Shares issued was determined pursuant to a formula contained in the Agreement based on the Company's sales of certain product lines acquired pursuant to the Agreement. The Shares were issued in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

      Item 6.  --   Exhibits and Reports on Form 8-K

                                                                            Page
      (a)   Exhibits

            2.1 Agreement dated as of August 22, 1997 by and among IDEXX Laboratories, Inc., IDEXX Laboratories Limited, VetTest S.A., Industrial Innovation Management S.A., VetTest Marketing Services Limited, and Industrial Innovation Management Company, Inc.

     (b)    Reports on Form 8-K

            The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IDEXX LABORATORIES, INC.

Date:  November 14, 1997



                                /s/ Ralph K. Carlton
                                -------------------------------------
                                Ralph K. Carlton, Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer)