Form 10-K405
period 1997-12-31
IDEXX LABORATORIES INC /DE
filed 1998-03-27
CIK 874716

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

    Based on the closing sale price on February 28, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $588,090,769. For these purposes, the registrant considers all of its Directors and executive officers and The Jackson Laboratory to be its only affiliates.

    The number of shares outstanding of the registrant's Common Stock was 38,430,462 on March 25, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE


      LOCATION IN FORM 10-K 10-K           INCORPORATED DOCUMENT

               Part III Specifically identified portions of the Company's definitive proxy statement to be filed in connection with the Company's Annual Meeting to be held on May 15, 1998 are incorporated herein by reference.

           Parts I and II         Specifically identified portions of the
                                  Company's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference.

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results" in the Company's 1997 Annual Report to Stockholders incorporated herein by reference.

==============================================================================

ITEM 1.  BUSINESS

     IDEXX Laboratories, Inc., incorporated in Delaware in 1983 (the "Company" or "IDEXX", which includes wholly-owned subsidiaries unless the context otherwise requires), develops, manufactures and distributes products and provides services for animal health, food, hygiene and environmental markets. Within these markets, the Company's products and services include biology-based detection systems, chemistry-based detection systems, laboratory testing and specialized consulting services, veterinary practice management software systems and pharmacy services. The substantial majority of the Company's revenue is currently derived from the sale of animal health diagnostic products and services and veterinary practice management systems, where the Company believes it holds leading market positions. The Company's veterinary products are used by veterinarians to detect and monitor diseases, physiologic disorders, immune status, hormone and enzyme levels, blood chemistry, electrolyte levels, blood cell counts and other substances or conditions in animals. The Company's software products are designed to provide practice management solutions for veterinary clinics. The veterinary laboratory testing and consultation services provided by the Company are used by veterinarians to assist them in the detection and diagnosis of disease status and other conditions in animals. The Company's food, hygiene and environmental testing products and services and consultative services are used to detect various contaminants in food, food processing environments and water and to assist in maintaining safe food and food processing environments.

     The Company currently offers more than 400 products to customers in more than 50 countries. The Company has developed leading positions in many of its markets by identifying user needs and offering high-quality, cost-effective product and service solutions backed by extensive customer support. The Company's veterinary and food and environmental test products incorporate a range of delivery systems and detection technologies which are tailored to particular applications and customer needs. These products range from single-use, handheld immunoassays that yield a simple positive or negative result and instrument-based systems that perform quantitative testing on a range of sample volumes to approximately 300 dehydrated culture media products. Through its 1997 acquisitions of Advanced Veterinary Systems and Professionals' Software, Inc., the Company has become the leading U.S. supplier of veterinary practice management software systems. In addition, the Company provides rapid, affordable, high-quality laboratory services to veterinarians throughout the U.S., England, Japan and Australia.

     In developing its businesses, the Company has employed a number of strategies, including the licensing of human diagnostic technology and the adaptation of that technology for veterinary applications, internal research and development, strategic acquisitions, and an emphasis on single use products and instrument-based products that offer a significant opportunity for repeatable sales of associated consumables. The Company's strategy is to maintain and build upon its market-leading positions in veterinary professional office diagnostic, veterinary practice management software and water testing products through continued product support, development and enhancement, and to exploit opportunities created by the continuing integration of the Company's diverse veterinary products and services and by the development of an integrated and comprehensive offering of products and consulting services to food processors. The Company also will continue to evaluate acquisition, licensing and other opportunities in complementary areas within the veterinary and food and environmental markets, including veterinary pharmaceuticals.

==============================================================================

     IDEXX(R), Better Choice(TM), Bind(R), Cardiopet(R), CITE(R), Colilert(R), Colisure(TM), Cornerstone(TM), Defined Substrate Technology(R),
DiaSystems(TM), DST(R), Enterolert(TM), Environetics(R), FlockChek(R), HerdChek(R), IDEXX Food Safety Net(TM), IDEXX VetLab(TM), LacTek(TM), Lightning(R), PetChek(R), Probe(R), Quanti-Tray(R), Screen Machine(TM), SNAP(R), SimPlate(TM), VetLyte(R) and VetTest(R) are trademarks of the Company. Autoread(TM), QBC(R) and VetAutoread(TM) are trademarks of Becton Dickinson and Company ("Becton"). Windows(R) is a trademark of Microsoft Corporation.

PRODUCTS AND SERVICES

     The Company operates in two primary business areas: products and services for the veterinary market and products and services for food, hygiene and environmental markets. Within the veterinary market, the Company operates primarily through five business units: (i) Professional Office Diagnostics, which includes test kits and instrument-based detection systems for in-clinic companion animal diagnostics, (ii) IDEXX Veterinary Services, which operates the Company's U.S. network of veterinary laboratory testing and consulting services,
(iii) the IDEXX Informatics Division, formed as a result of the acquisition of two veterinary practice management software businesses in 1997, (iv) IDEXX Pharmacy Services, a mail order pharmacy serving veterinarians throughout the U.S. and (v) Production Animal Services, which comprises test kits and instrument-based systems for diagnostics in the production animal (poultry, livestock and swine) market. The Company's food, hygiene and environmental testing products and services are provided by the Company's Food and Environmental Division.


-    PROFESSIONAL OFFICE DIAGNOSTICS

         IMMUNOASSAYS

     The Company, through its Professional Office Diagnostic ("POD") Division, provides a broad range of point-of-care diagnostic products for use by veterinarians in testing for a variety of animal diseases and health conditions. The Company markets a line of single-use, hand-held test kits, under the SNAP, CITE Probe and CITE trademarks, to veterinary clinics and animal hospitals for the detection of diseases and other conditions in dogs, cats, horses and cattle. These trademarks designate different testing delivery systems, each of which is designed to address different customer needs and to allow quick (in most cases, less than ten minutes), accurate and convenient testing without the need for laboratory equipment. These products enable veterinarians to provide improved service to animal owners by delivering test results almost immediately, allowing the veterinarians to initiate therapy during the office visit, if required.

     The Company's test kits incorporate immunoassay technology based on antibody-antigen reactions. Antibodies are proteins produced as a result of an immune response, a biological mechanism that enables certain animals to recognize and respond to substances foreign to the body, called antigens. Antibodies are provided by the immune system specifically to bind to these antigens and also signal other immune system cells to assist in eliminating the antigen. Antigens include viruses, bacteria, parasites, and hormones. In immunoassay-based tests, a sample containing an unknown quantity of the analyte is mixed with one or more reagents. Certain of these reagents contain either antibodies or antigens that bind in a highly specific manner to the analyte. Certain reagents are labeled with an indicator chemical, which identifies the presence or absence of the analyte. In some cases results can be read visually; in others, instruments are used to determine the results.

     The Company's POD immunoassays use enzyme labels to indicate the presence or absence of a specific analyte. In these enzyme immunoassays ("EIA"), the test results are measured through a color change, which varies in proportion to the amount of the analyte present in the sample. Use of EIA labels allows for visual interpretation of test results.

     The Company offers SNAP, CITE Probe and CITE immunoassays to detect feline leukemia ("FeLV") and feline immunodeficiency virus ("FIV") (which resembles the human AIDS virus) in cats and heartworm disease in dogs and cats. The Company also has developed and markets a combination test, the SNAP Combo FeLV/FIV, which enables veterinarians to test simultaneously for the FeLV and FIV viruses. Other small animal assays include tests for Lyme disease in dogs, thyroid hormone levels in dogs and cats, and parvovirus, which causes a gastrointestinal disease in dogs. The Company's equine products test for immunity levels in newborn foals, as well as for equine infectious anemia, a regulated disease in the U.S. for which horses must be tested before they are allowed to cross state lines.

     The Company also markets a line of EIA microwell-based test kits, under the PetChek name, for testing in larger clinics and independent laboratories serving the veterinary market. PetChek tests offer accuracy, ease of use and cost advantages to high-volume customers. The Company currently sells PetChek tests for feline leukemia virus, feline immunodeficiency virus and heartworm disease.

     The Company also markets several immunoassay test kits under the DiaSystems trade name. These include microwell-based tests for feline infectious peritonitis and equine infectious anemia, and an agar gel immunodiffusion test for equine infectious anemia.

         INSTRUMENTS

     The Company markets four instrument systems for use in veterinary clinics. These instruments are distributed under the trade names of VetTest, QBC(R) VetAutoread(TM), VetLyte and VetTest SNAP Reader.

     VETTEST. The VetTest blood chemistry analyzer is used to measure levels of certain enzymes and other substances in blood in order to assist the veterinarian in diagnosing physiologic conditions. Twenty-one separate blood chemistry tests can be performed on the VetTest analyzer. The system is capable of running up to 12 tests at a time on a single sample. The Company also offers prepackaged general health profiles which include 12 frequently used chemistries and pre-anesthetic panels for young animals consisting of six chemistries each. Commonly run tests include glucose, alkaline phosphate, albumin, creatinine, urea and total protein. VetTest analysers are manufactured for the Company by Sanyo Electric Co., Ltd. under an agreement that expires December 31, 1998, but renews automatically for one-year periods unless either party notifies the other of its decision not to renew. The dry chemistry slides used in the VetTest analyzer (the "VetTest Slides") are supplied by Johnson and Johnson Clinical Diagnostics, Inc. ("J&J") under a Supply Agreement with J&J, as assignee of Eastman Kodak Company (as amended, the "J&J Agreement"). The Company is required to purchase all of its requirements for slides from J&J to the extent available. In addition, the Company has committed to minimum annual purchase volumes of certain chemistry VetTest Slides during the term of the J&J Agreement. The J&J Agreement does not prohibit J&J from selling comparable slides or licensing its slide technology for use in veterinary applications and J&J currently sells comparable slides for use in its own analyzer, which is primarily designed for human applications but is also used in the veterinary market. Although the Company does not believe sales by J&J in the veterinary market currently have a material adverse effect on the business of the Company, there can be no assurance that such sales will not have such a material adverse effect in the future. The J&J Agreement expires on December 31, 2006 and contains provisions for the negotiation of a renewal term of five years.

     QBC(R) VETAUTOREAD(TM). The QBC(R) VetAutoread(TM) is a hematology system used to evaluate certain components of blood. This hematology instrument is based on Quantitative Buffy Coat technology, which uses centrifugal force to separate a blood sample into its key components. The blood sample is spun at high speed in a proprietary test device, and the different components of the blood separate by density. The QBC(R) VetAutoread(TM) instrument scans the blood tube, quantifies the different components and calculates parameters. These values are then compared to normal ranges contained in the software of the instrument, which assists the veterinarian in determining if there are disease states indicated that require further investigation. Key components evaluated are red blood cells (anemia/internal bleeding), white blood cells (infection, immunosuppression, allergy), and platelets (clotting capability). The QBC(R) VetAutoread(TM) instrument is based on the Becton QBC(R) Autoread(TM) system sold to physicians in private practices for human applications. The QBC(R) VetAutoread(TM) system is manufactured for IDEXX by Becton, and is covered by a development and distribution agreement which requires Becton to supply instruments to IDEXX through 2001 and reagents through 2003. IDEXX has committed to minimum annual purchases of instruments and reagents under the agreement.

     VETTEST SNAP READER. The VetTest SNAP Reader allows the veterinarian to obtain quantitative measurement of hormones including T4 and cortisol. These measurements assist the veterinarian in diagnosing and monitoring the treatment of certain endocrine diseases, such as hyper- and hypo-thyroidism, Cushing's syndrome and Addison's disease. In addition, the analyzer allows the veterinarian to monitor the effect of treatment on these diseases. The VetTest SNAP Reader is a module which can be integrated into the VetTest chemistry analyzer. Samples and reagents are introduced to the instrument using the Company's SNAP device. The quantitative measurement is performed automatically with results available for interpretation in less than 15 minutes after sample introduction. The results are either displayed on the VetTest SNAP Reader or downloaded to the VetTest analyzer.

     VETLYTE. The VetLyte system is used for measuring three electrolytes -- sodium, potassium and chloride -- to aid in evaluating water and electrolyte balances and assessing plasma condition. Samples are introduced to the instrument through a probe. The assay operation, including the addition of reagents from an enclosed solution pack, is performed automatically. Test results are available in less than one minute after sample introduction and are either displayed on the VetLyte instrument or downloaded to the VetTest instrument.

     The Company also provides computer software which facilitates the integration of results obtained on these four systems. This linkage of the four instrument systems as part of the IDEXX VetLab (the combination of the VetTest, QBC(R) VetAutoread(TM), VetLyte and VetTest SNAP Reader) allows the veterinarian to produce a report containing the same types of information in a more timely manner than would typically be provided by commercial laboratories performing the same tests. A veterinarian using the Company's Better Choice practice management software system can also automatically transfer results obtained from the IDEXX VetLab to the applicable patient records.

     Approximately 57%, 73% and 75% of the Company's total revenues were derived from sales of POD products in 1997, 1996 and 1995, respectively, with approximately 39%, 46% and 46% of total revenues, respectively, attributable to the sale of POD kits and consumables and approximately 18%, 27% and 29% of total revenues, respectively, attributable to the sale of POD instruments.

-    IDEXX VETERINARY SERVICES

     IDEXX Veterinary Services was formed in 1996 when IDEXX acquired VetLab, Inc., located in Fort Worth, Texas, Veterinary Services, Inc., located in Denver, Colorado and the Consolidated Veterinary Diagnostics, Inc. business, located in Sacramento, California and combined them with the Company's specialized consulting service provider known as Cardiopet, Incorporated. Since that time, IDEXX Veterinary Services has opened a number of other facilities in the U.S. to broaden its veterinary laboratory services coverage. IDEXX Veterinary Services currently offers commercial veterinary laboratory and consulting services to approximately 4,500 veterinary clinics in the U.S. through facilities located in Arizona, California, Colorado, Illinois, New Jersey, Oregon and Texas. Through subsidiaries located in the United Kingdom, Japan and Australia, the Company offers commercial veterinary laboratory services to approximately 4,000 veterinary clinics located in those countries. Veterinarians use the Company's services by submitting samples by courier or overnight delivery to the appropriate Company facility based on location, type of sample and workload at the facility. The commercial reference laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in production and companion animals. Services include chemistry, hematology, pathology and serum allergy testing.

     Additionally, IDEXX Veterinary Services provides specialized veterinary consultation and advisory services through Cardiopet. Cardiopet was originally established in 1979 by veterinarians to facilitate the provision of electrocardiographic ("ECG") consulting services by board-certified veterinarians. Since its founding, Cardiopet has expanded into areas such as radiology, internal medicine, dermatology and ultrasound consulting. Cardiopet's ECG and radiology services permit veterinarians to obtain readings and interpretations of test results transmitted by telephone from the veterinarians' offices. Such consulting services can be provided during the course of a visit, thereby giving veterinarians immediate access to experts in cardiology and radiology, as well as internal medicine and dermatology consulting, by telephone. Cardiopet employs or retains as consultants approximately 33 board-certified or board-eligible specialists, who handle over 70,000 cases per year for over 9,000 veterinary clinics and hospitals in the U.S., Canada and approximately 12 other countries.

     Approximately 15% of the Company's 1997 revenues were derived from veterinary laboratory and consulting services.

-    IDEXX INFORMATICS DIVISION

     The IDEXX Informatics Division was formed in 1997 with the acquisition of Advanced Veterinary Systems, located in Eau Claire, Wisconsin, and Professionals' Software, Inc., located in Effingham, Illinois. The Company believes that it is the leading provider of veterinary practice management software in the U.S. with an installed based of more than 8,000 clinics. Through this division, the Company provides comprehensive veterinary practice management software solutions for veterinary emergency, food animal, equine and small animal practices. These products include the Company's Windows-based Cornerstone and Better Choice practice management software products. The Company can provide fully integrated solutions which include software, hardware, network design, installation and education. The Company's software systems are designed to manage all aspects of client contact, and business and accounting functions for the veterinarian.

-    IDEXX PHARMACY SERVICES

     The Company introduced its mail-order veterinary pharmacy services in 1997. While the Company will fill any valid pharmaceutical prescription from a licensed veterinarian, the pharmacy specializes in custom-compounding of pharmaceutical products for which no approved animal formulation exists. Generally, compounding is the preparation, mixing, assembling or packaging of a drug when there is no approved human or animal drug available of the composition required by a veterinarian to treat a particular patient. The Company believes that many veterinarians provide compounding services for their clients in clinic. The Company believes that its compounding services, performed by licensed pharmacists, will be more desirable to many veterinarians than in-clinic compounding.

     The pharmacy industry is heavily regulated. The Center for Veterinary Medicine ("CVM") of U.S. Food and Drug Administration ("US FDA") regulates the compounding of drugs for use in the veterinary industry. The Company's pharmacy is also regulated by other federal government agencies and in each state in which it conducts its business. See "Government Regulation." The pharmacy is conducting business in every state except California, North Carolina, Missouri and the District of Columbia, where it currently has license applications pending.

-    PRODUCTION ANIMAL SERVICES

     The Company provides a range of diagnostic products, including single-test kits and instrument-based systems, to production industry and government customers for disease surveillance and eradication and health management programs. Products sold for these applications utilize a range of technologies including enzyme immunoassay, particle concentration fluorescence immunoassay ("PCFIA") and DNA probe technologies.

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

     The Company has three test kits based on DNA probe technology, marketed under the name IDEXX DNA Probe, for the diagnosis of Johne's disease (Mycobacterium paratuberculosis) in cattle, and Mycoplasma gallisepticum ("MG") and Mycoplasma synoviae ("MS") infections in poultry. Johne's disease causes significant economic loss for cattle producers and is thus a target for disease control efforts by producers, veterinarians and certain government agencies. Respiratory infections caused by MG or MS cause significant economic loss for poultry breeders. DNA probes offer a direct means of detecting the presence of certain organisms through the recognition of specific DNA sequences. The technology is particularly effective in differentiating closely related organisms that cannot adequately be distinguished by current immunoassay technology. The Company's DNA probe products utilize the patented polymerase chain reaction ("PCR") technology licensed from Roche Molecular Systems, Inc., which amplifies target DNA sequences several million-fold and facilitates detection of minute amounts of DNA in a sample. The Company believes that its DNA Probe tests provide more rapid and accurate results than culture methodologies.

     The Company's FlockChek product line comprises a range of enzyme immunoassay test kits and related instrumentation and software used in poultry health management programs. Extensive testing in breeder flocks, which produce progeny flocks for egg and meat production, permits better management of vaccine and therapeutic programs designed to enhance production efficiency. Kits in the FlockChek product line are used to test for immunity to leading avian pathogens, including Newcastle disease virus, infectious bursal disease virus, infectious bronchitis virus, reovirus, mycoplasma and Salmonella enteriditis.

     The Company also sells instrument-based detection systems used by government and industry laboratories to test large numbers of samples simultaneously. Applications include disease surveillance and health monitoring in poultry and livestock, which can facilitate government and industry disease eradication programs and enhance poultry and livestock production efficiency.

-    FOOD AND ENVIRONMENTAL PRODUCTS AND SERVICES

     Detection products help assure the safety and wholesomeness of water and food such as drinking water, dairy products, poultry and meat. Detection targets include microbial contaminants such as total coliforms, E. coli and enterococci, pathogenic bacteria such as Salmonella, and other contaminants such as food residues and antibiotic residues.

     The Company currently offers several enzyme immunoassay test kits which are used by food companies, government laboratories and dairy producers to test for contaminants such as antibiotic residues in milk. Dairy farmers and food producers use these tests for incoming quality assurance of raw milk, and government and food quality managers use them for ongoing surveillance of food safety. IDEXX dairy and food quality tests are designed for convenience in field and laboratory testing applications and are calibrated to detect analytes at specified levels. While many of these tests are read visually, the Company's reader instrument also enables users to obtain confirmation and a printed record of test results for antibiotic residues in milk.

     The Company's Colilert tests are Defined Substrate Technology ("DST") media which simultaneously detect total coliforms and E. coli in water. These organisms are broadly used as indicators of microbial contamination. The Company's DST products utilize indicator-nutrients which produce a change in color or fluorescence when metabolized by target microbes in the sample. Colilert tests serve as a rapid method for determining the presence or absence of both total coliforms and E. coli, with results available in 24 hours, or 18 hours in the case of the Colilert-18 media. Colilert tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with U.S. Environmental Protection Agency ("US EPA") standards. The test is also used in evaluating water used in production processes (for example, in food or cosmetic applications) and in evaluating bottled water, recreational water and water from private wells.

     The Company's Enterolert product is also based on DST and detects enterococci in recreational waters with results available in 24 hours. The Quanti-Tray device, when used in conjunction with the Company's Colilert, Colilert-18 or Enterolert products, enables users to test for microbiological contamination, and to obtain quantitative results without the time-consuming steps associated with traditional methods.

     The Company's Colilert, Colilert-18, and Quanti-Tray products have been approved by the US EPA. In addition, the Colilert test has also been approved in Japan and Brazil and is under evaluation by regulatory agencies in Europe and certain other countries in South America.

     In connection with the settlement of patent infringement litigation (see the section in this Report labeled "Legal Proceedings"), the Company recently acquired from Millipore Corporation all rights to manufacture and distribute the Colisure test for detection of total coliforms and E. coli in water. Colisure is also a DST medium, and the Company believes that this product may complement the Company's Colilert and Colilert-18 products and intends to continue distributing the Colisure product.

     The Company's hygiene products, marketed under the Lightning trade name, are designed for rapid and convenient testing of cleaning effectiveness in food processing plants, retail outlets and restaurants. The Lightning system consists of a unit-dose testing device, which is used to swab processing and other surfaces to measure levels of adenosine triphosphate ("ATP"), which is a commonly used indicator of the presence of food residue, and a portable luminometer used to read test results. Detection of ATP is accomplished by bioluminescence, the production of light by the reaction between the swab reagents and ATP. Results may be obtained within one minute after a surface is swabbed. The luminometer also may be easily linked to a printer or computer to enable users to maintain records of test results.

     The Company's SimPlate product line consists of proprietary media and a patented incubation vessel which detect and quantify various microorganisms in food, including total bacterial count, total coliforms, E. coli, and yeast and mold. The SimPlate device is used with the Company's Defined Substrate Technology or Multiple Enzyme Technology media, with results available in 24 - 48 hours. Multiple Enzyme Technology media correlates enzyme activity to the presence of microorganisms in food using multiple enzyme substrates which fluoresce when hydrolyzed by bacterial enzymes. Reading and quantification of total viable bacteria is achieved by incubating the media with the food sample in the SimPlate device for 24 hours and then counting the fluorescent wells. The total count of fluorescent wells is then compared against a most probable number table to determine the number of bacteria present in the sample. The SimPlate product line is used by food quality managers for ongoing surveillance of food safety.

     The Company's BIND test uses genetically engineered bacteriophage to screen for the presence of a broad range of Salmonella organisms in finished food products, ingredients and animal feeds. The bacteriophage causes Salmonella to produce a unique protein which is easily detectable. BIND gives results in approximately 22 hours, more rapidly and without the time-consuming steps associated with traditional methods.

     The Company, through its Acumedia subsidiary, also produces a line of more than 300 dehydrated culture media products. These products are used primarily for bacterial detection in the food industry.

     In 1997, the Company introduced the IDEXX Food Safety Net, which is intended to offer a comprehensive and integrated network of products and consulting services to food producers to help improve the effectiveness of their food safety and quality programs. The network is intended to combine offerings of the Company's food testing products with reference laboratory testing services and consulting services, including food safety education and training, food safety auditing, crisis management and response, and regulatory awareness.

     Approximately 17%, 13% and 14% of the Company's revenues were derived from sales of food and environmental test products in 1997, 1996 and 1995, respectively.

MARKETING AND DISTRIBUTION

     IDEXX markets, sells and services its products in more than 50 countries through its marketing, sales and technical service groups as well as through independent distributors and other resellers. The Company maintains sales offices outside the U.S. in Australia, France, Germany, Italy, Japan, New Zealand, the Netherlands, Spain, Taiwan and the United Kingdom.

     The Company selects the appropriate distribution channel for its products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. The Company markets its professional office diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel and test kits supplied both via the distribution channel and directly. Outside the U.S., IDEXX sells its professional office diagnostic products through independent distributors and other resellers and, in certain European countries, Australia, Japan, Taiwan and Canada, through its direct sales force. The Company markets its software products and veterinary laboratory services through its direct sales force. The Company markets its livestock and poultry monitoring products directly to laboratories and other customers through IDEXX salespeople located in the U.S., Europe, Japan, Canada, Australia and Malaysia. Those products are also sold through distributors in Japan and several other countries. The Company markets its water testing, food quality control and research products primarily through its direct sales force in the U.S. and Canada. Outside the U.S. and Canada, IDEXX markets these products through its direct sales force and through selected independent distributors in certain markets.

     In 1997, 32%, and in 1996 and 1995, 34%, of the Company's revenue was attributable to sales of products and services to customers outside the U.S. Risks associated with foreign operations include the need for additional regulatory approvals, possible disruptions in transportation of the Company's products, the differing product needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. The Company engages in limited hedging activities to reduce the effect of foreign currency fluctuations on its earnings.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are focused on the enhancement of its existing detection systems; the development of new test kits for additional diagnostic applications, new types of detection systems incorporating advances in immunology, cell and molecular biology, microbiology, DNA probes and other technologies and therapeutics; and the enhancement of its practice management software systems. The Company seeks to enhance its competitive position in each of its markets by developing new products to meet evolving customer needs. These new products include both enhancements of existing products and the introduction of products based on new technologies or delivery systems. The Company's research and development expenses were approximately $17 million, $12.2 million and $10.2 million in 1997, 1996 and 1995, respectively.

PATENTS AND LICENSES

     The Company holds 22 U.S. patents and has filed patent applications for 17 other processes or products. The Company also holds four foreign patents and has filed 18 foreign patent applications which correspond to U.S. patents and patent applications of the Company.

     The Company also has pursued a strategy of licensing patents and technologies from third parties to provide it with competitive advantages in selected markets and to accelerate new product introductions. These licenses include an exclusive royalty-bearing license for diagnostic products for the feline immunodeficiency virus from The Regents of the University of California, and an exclusive royalty-bearing license for the Defined Substrate Technology utilized in the Colilert test. In addition, the Company holds a royalty-bearing license for canine heartworm tests from Barnes-Jewish Hospital.

     The Company currently licenses certain technologies used in its products from third parties, and expects to continue to do so in the future. Moreover, to the extent the Company's products embody technologies protected by patents, copyrights or trade secrets of others, the Company may be required to obtain licenses to such technologies in order to continue to sell such products. There can be no assurance that any technology licenses which the Company desires or is required to obtain will be available on commercially reasonable terms. The failure to obtain any such licenses may delay or prevent the sale by the Company of certain new or existing products. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTION

     Certain components of the Company's products are available from only one source. The Company purchases all of its CITE devices from Hybritech. The Company purchases all of its VetTest slides from J&J and all of its hematology components from Becton. Certain key components of the Colilert product are available only from a single source. The Company purchases the components of its Lightning devices and luminometers from single sources. The Company also purchases certain of the components for its LacTek dairy reader instrument from single sources. While the Company does not anticipate difficulties in obtaining the components used in its products, the loss of any of these sources of supply would have a material adverse effect on the Company. The Company has contractual commitments or outstanding purchase orders with J&J, Sanyo and Becton covering its anticipated 1998 requirements for slides, VetTest analyzers, hematology reagents and instruments.

     Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company maintains no significant backlog and believes that its backlog at any particular date is not indicative of future sales.

COMPETITION

     Competition in the Company's markets is intense. IDEXX competes with a large number of companies ranging from very small businesses to large health care and other companies, many of which have substantially greater financial, manufacturing, marketing and product and service research resources than the Company. In general, the particular companies with which IDEXX competes vary with the Company's different markets. In most of its markets, the Company competes with a number of companies. However, in the U.S. market for veterinary laboratory services the Company competes primarily with Antech Diagnostics, a unit of Veterinary Centers of America, Inc. In the markets for veterinary and food and environmental test products, the Company competes primarily on the basis of the ease of use, speed, accuracy and other performance characteristics of its products and services, the breadth of its product line and services, the effectiveness of its sales and distribution channels, customer service and pricing. In the market for veterinary practice management software systems, the Company competes primarily on the basis of ease of use, speed and other performance characteristics, the effectiveness of its customer service, advances in technologies and pricing. In the market for veterinary laboratory services, the Company competes on the basis of service, price and performance.

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

     The Colilert product has been approved by the US EPA and the Japanese Ministry of Health and Welfare for drinking water testing. The Company has also received Association of Official Analytical Chemists ("AOAC") approval for the use of Colilert for testing water used as an ingredient in food or in the production of food. The Company's Colilert-18 product and the Colisure test have been approved by the US EPA and submitted to United Kingdom regulatory authorities for approval. Use of this technology for other applications may require regulatory approval from those agencies, as well as the USDA and the US FDA. In addition, the Company's SimPlate product used in conjunction with the Defined Substrate Technology and the Multiple Enzyme Technology, and the Company's BIND products, have been approved by the AOAC for use in food testing.

     The US FDA has recommended certification requirements for certain test kits used in dairy applications. The Company is in compliance with the recommended requirements and has received AOAC-RI approval for its SNAP and LacTek Beta-Lactam test kits. It is expected that the US FDA will impose further requirements in this area. The Company's Pharmacy is subject to regulation by CVM of the US FDA, the U.S. Drug Enforcement Agency and in each state in which it is licensed or may conduct its business. The Company's Acumedia dehydrated culture media products are subject to regulation by the US FDA.

     Any acquisitions of new products and technologies may subject the Company to additional areas of government regulation. These may involve food, drug and water quality regulations of the US FDA, the US EPA and the USDA, as well as state, local and foreign governments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

     As of December 31, 1997, IDEXX had approximately 2,100 full-time and part-time employees. The Company is not a party to any collective bargaining agreement and believes that relations with its employees are good.

ITEM 2.  PROPERTIES

     IDEXX owns approximately 12 acres of land in Westbrook, Maine. IDEXX leases approximately 290,000 square feet of industrial space in Westbrook, under a lease expiring in 2008, and approximately 75,000 square feet of industrial space in Memphis, Tennessee for use as a distribution facility, under a lease expiring in 2007. The Company's Informatics Division leases approximately 75,000 square feet of office and manufacturing space in Illinois and Wisconsin. IDEXX also leases a total of approximately 100,000 square feet of smaller office, manufacturing and warehouse space in the U.S. and elsewhere in the world. In addition, the Company owns or leases approximately 114,000 square feet of space in the U.S., Australia and the United Kingdom for use as veterinary reference laboratories and office space for its veterinary consulting services. Of this space, 46,000 square feet is owned by the Company and the remaining amount is leased, under leases having expiration dates up to the year 2002.

ITEM 3.  LEGAL PROCEEDINGS

     On February 4, 1993, the Company acquired Environetics, Inc. ("Environetics"), which brought a patent infringement suit with Stephen C. Edberg, Ph.D. against Millipore Corporation ("Millipore") in the U.S. District Court for the District of Connecticut on September 30, 1992 (the "Millipore I suit"). The complaint in the Millipore I suit was subsequently amended to add as additional plaintiffs Access Medical Systems, Inc., a subsidiary of the Company ("Access"), and Stephen C. Wardlaw, M.D. The primary relief sought by the plaintiffs was an injunction against Millipore which would prevent Millipore from selling the Colisure product for the detection of E. coli and total coliforms in water. The plaintiffs believe the Colisure product infringes U.S. Patent No. 4,925,789 (the "`789 Patent") covering the Company's Colilert product, under which Access and Environetics have an exclusive license from Drs. Edberg and Wardlaw. In addition, on July 26, 1995, the Company, Environetics, Access and Drs. Edberg and Wardlaw brought a second patent infringement suit against Millipore in the U.S. District Court for the District of Connecticut (the "Millipore II suit"). The principal relief sought by the plaintiffs in the Millipore II suit was an injunction against Millipore which would prevent Millipore from selling the Colisure product which the plaintiffs believe also infringes U.S. Patent No. 5,429,933 (the "'933 Patent"), which covers the Colilert product. The `933 Patent, which is related to the `789 Patent, was issued in July 1995 to Dr. Edberg, and is exclusively licensed to Access and Environetics. In November 1997, the Company and Millipore entered into an agreement in principle to settle the Millipore I and II suits. Under the terms of the agreement, which was finalized in March 1998, Millipore acknowledged the validity of the `789 and `933 Patents and agreed to an injunction against infringement of the patents. Millipore also transferred the Colisure product to the Company in March 1998.

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

    On November 18, 1997, Synbiotics Corporation ("Synbiotics") filed suit against the Company in the U.S. District Court for the Southern District of California for infringement of U.S. Patent No. 4,789,631 issued December 6, 1988 (the " `631 Patent"). The `631 Patent, which is owned by Synbiotics, claims assays, certain methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by Synbiotics is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the `631 Patent, as well as treble damages for past infringement. This suit was not served on the Company within the time period specified under applicable court rules and therefore is expected to be dismissed by the court, however Synbiotics would not be precluded from filing a new suit in the future. While the Company believes that it has meritorious defenses against claims of infringement of the `631 Patent, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

    On January 9, 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned ROBERT A. ROSE V. DAVID E. SHAW, ERWIN F. WORKMAN, JR., E. ROBERT KINNEY AND IDEXX LABORATORIES, INC. The plaintiff purports to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claims that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class action period. The complaint also claims that the individual defendants are liable as "control persons" under
Section 20(a) of that Act. In addition, the complaint claims that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. While the Company and the other defendants deny the allegations and will defend this suit vigorously, the Company is unable to assess the likelihood of an adverse result or estimate the amount of damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

  NAME                              AGE   TITLE
  ----                              ---   -----
  David E. Shaw....................  46   Chairman of the Board of Directors and
                                          Chief Executive Officer
  Jeffrey J. Langan................  53   President and Chief Operating Officer
  Erwin F. Workman, Jr., Ph.D......  51   Executive Vice President and Chief
                                          Scientific Officer
  Ralph K. Carlton.................  42   Senior Vice President, Finance and
                                          Administration and Chief Financial
                                          Officer
  Louis W. Pollock.................  44   Vice President
  Roy V. H. Pollock, D.V.M., Ph.D..  48   Vice President
  Christopher J. Quinn.............  39   Vice President

    Mr. Shaw founded the Company in 1983, has served as its Chief Executive Officer since 1983, and served as its President from 1983 until October 1993. Prior to founding the Company, he was a Vice President of Agribusiness Associates, Inc., an international management consulting firm.

    Mr. Langan joined the Company in November 1997 as President, Chief Operating Officer and a member of the Board of Directors. Mr. Langan came to the Company from Thermedics Detection Inc., where he served as President and Chief Executive Officer from April 1996. Prior to his position with Thermedics Detection Inc., Mr. Langan was employed by Hewlett-Packard Company from 1973 to 1996, where he held several General Manager positions including General Manager of the Healthcare Information Management Division and General Manager of the Clinical Systems Business unit.

     Dr. Workman joined the Company in July 1984, and he has served as Chief Scientific Officer and Executive Vice President since November 1997 and as a Director since 1993. He also served as President and Chief Operating Officer from 1993 to November 1997. Before joining the Company, he was Manager of Research and Development for the Hepatitis and AIDS Business Unit within the diagnostic division of Abbott Laboratories.

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

     Mr. Louis W. Pollock became a Vice President of the Company in December 1994 and is President and General Manager of the Company's Food and Environmental Division. Mr. Pollock joined the Company in 1986 and served in positions of increasing responsibility in veterinary products sales management prior to serving as President of the Company's International Division from December 1994 to March 1996. Prior to joining the Company, Mr. Pollock was employed in various sales and marketing positions with Abbott Laboratories.

     Dr. Roy V. H. Pollock became a Vice President of the Company in February 1998. Dr. Pollock joined the Company in November 1997 as Vice President of the Company's Informatics Division, and presently serves as President of that Division and Vice President of the Company. From 1995 until he joined the Company, Dr. Pollock served as Vice President of the Companion Animal Division of Pfizer Animal Health. Dr. Pollock was Vice President and Director, Strategic Product Development, at SmithKline Beecham Animal Health from 1993 to 1995. Dr. Pollock has also held faculty positions at Cornell University and Purdue University.

     Mr. Quinn became a Vice President of the Company in February 1998. Mr. Quinn joined the Company in October 1997 as Vice President and General Manager of the Professional Office Diagnostics Division and now serves as President of that Division and Vice President of the Company. Mr. Quinn was employed by Bayer in its Diagnostics Division as Senior Vice President from January 1996 until joining the Company and as Vice President from 1993 through December 1995. Prior to his employment at Bayer, Mr. Quinn was employed in various sales and marketing positions at Baxter International.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Information concerning the market price for the Company's Common Stock and dividend policy is included under the section labeled "Market for the Registrant's Common Stock and Related Stockholder Information" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The information required under this item is included under the sections labeled "Selected Financial Information" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required under this item is included under the heading "Management's Discussions and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Consolidated Financial Statements as of December 31, 1997 and Supplementary Data are included in the Company's 1997 Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III

ITEMS 10-13.

     Except as indicated below, the information required by Part III is omitted from this Annual Report on Form 10-K, and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the definitive proxy statement with respect to the Company's 1998 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report. The information required by Part III will appear under the headings "Beneficial Ownership of Common Stock," and "ELECTION OF DIRECTORS--Nominees," "-- Board and Committee Meetings," "-- Directors' Compensation" and "-- Executive Compensation." Information regarding executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)      Financial Statements and Schedules
                (1) The consolidated financial statements set forth in the list below are filed as part of this Annual Report on Form 10-K.
                (2) The consolidated financial statement schedule set forth in the list below is filed as a part of this Annual Report on Form 10-K.
                (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

                List of Financial Statements and Schedules referenced in this
                Item 14. Information incorporated by reference from Exhibit 13 filed herewith:
                      Report of Independent Public Accountants
                      Consolidated Balance Sheets
                      Consolidated Statements of Operations
                      Consolidated Statements of Stockholders Equity Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements

                Financial Statement Schedules filed herewith:
                      Schedule II - Valuation and Qualifying Accounts
                      All other Schedules are omitted because they are not applicable or not required, or because the required information is already provided herein.

       (b)      None

       (c)      See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          IDEXX LABORATORIES, INC.

                                          By: /s/ David E. Shaw
                                              -------------------------
                                              David E. Shaw
                                              Chief Executive Officer
                                              March 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           SIGNATURE                      TITLE                      DATE
           ---------                      -----                      ----

  /s/ DAVID E. SHAW           Chairman of the Board of          March 27,1998
  -------------------------   Directors and Chief Executive
  David E. Shaw               Officer (Principal Executive
                              Officer) and Director

  /s/ RALPH K. CARLTON        Senior Vice President,            March 27, 1998
  -------------------------   Finance and Administration and
  Ralph K. Carlton            Chief Financial Officer
                              (Principal Financial Officer)

  /s/ MERILEE RAINES          Vice President, Finance and       March 27, 1998
  -------------------------   Treasurer (Principal Accounting
  Merilee Raines              Officer)

  /s/ JEFFREY J. LANGAN       President, Chief Operating        March 27, 1998
  -------------------------   Officer and Director
  Jeffrey J. Langan

  /s/ ERWIN F. WORKMAN, JR.   Executive Vice President,         March 27, 1998
  -------------------------   Chief Scientific Officer
  Erwin F. Workman, Jr.       and Director

  /s/ MARY L. GOOD            Director                          March 27, 1998
  -------------------------
  Mary L. Good

  /s/ JOHN R. HESSE           Director                          March 27, 1998
  -------------------------
  John R. Hesse

  /s/ E. ROBERT KINNEY        Director                          March 27, 1998
  -------------------------
  E. Robert Kinney

  /s/ JAMES L. MOODY, JR.     Director                          March 27, 1998
  -------------------------
  James L. Moody, Jr.

  /s/ KENNETH PAIGEN          Director                          March 27, 1998
  -------------------------
  Kenneth Paigen

  /s/ WILLIAM F. POUNDS       Director                          March 27, 1998
  -------------------------
  William F. Pounds

                                  EXHIBIT INDEX

     3.1(11)   Restated Certificate of Incorporation of the Company, as amended.
     3.2(1)    Amended and Restated By-Laws of the Company.
     4.1(2)    Rights Agreement, dated as of December 17, 1996, between the
               Company and The First National Bank of Boston, as Rights Agent,
               which includes as Exhibit A the Form of Certificate of
               Designations, as Exhibit B the Form of Rights Certificate, and as
               Exhibit C the Summary of Rights to Purchase Preferred Stock
     4.2       Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item
               601(b)(4)(iii) of Regulation S-K since the total amount
               authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange
               Commission upon request.
     10.1(3)   1984 Stock Option Plan of the Company, as amended, with the forms of option agreements granted thereunder attached thereto.
     10.2(3)   1991 Stock Option Plan of the Company, as amended, with the forms of option agreements granted thereunder attached thereto.
     10.3(9)   1991 Director Option Plan of the Company, as amended, with the forms of option agreements granted thereunder attached thereto.
     10.4(10)  1997 Director Option Plan of the Company, as amended, with the form of option agreement granted thereunder attached thereto.
   * 10.5(4)   Supply Agreement, dated January 15, 1992, between the Company and
               Johnson & Johnson Clinical Diagnostics, Inc., as assignee of
               Eastman Kodak Company.
   * 10.5a(3)  Amendment to Supply Agreement, dated November 16, 1993, and
               Second Amendment to Supply Agreement, dated November 19, 1993, between the Company and Johnson & Johnson Clinical Diagnostics,
               Inc., as assignee of Eastman Kodak Company.
   * 10.5b(5)  Third Amendment to Supply Agreement, dated March 15, 1994, between the Company and Johnson & Johnson Clinical Diagnostics,
               Inc., as assignee of Eastman Kodak Company.
   * 10.5c(8)  Fourth Amendment to Supply Agreement, effective as of January 1,
               1996, between the Company and Johnson & Johnson Clinical
               Diagnostics, Inc.
   * 10.6(3)   Business Development and Sales Agreement, dated October 12, 1993, between the Company and Becton Dickinson and Company.
   * 10.6a(6)  Schedules to Business Development and Sales Agreement, dated
               October 12, 1993, and Amendment to Business Development and Sales
               Agreement, dated as of July 25, 1994, between the Company and
               Becton Dickinson and Company.
   * 10.6b(7)  Second Amendment to Business Development and Sales Agreement,
               dated as of January 6, 1995, between the Company and Becton
               Dickinson and Company.
   * 10.6c(9)  Third Amendment to Business Development and Sales Agreement,
               dated as of January 22, 1996, between the Company and Becton
               Dickinson and Company.
     10.7      Letter Agreement dated as of November 24, 1997 between the
               Company and Jeffrey J. Langan.
     10.8      Employment Agreement dated April 25, 1997 between the Company and
               David E. Shaw.
     10.9      Employment Agreement dated April 25, 1997 between the Company and
               Erwin F. Workman, Jr., Ph.D.
     11        Statement regarding computation of per share earnings.
     13        Annual Report to Stockholders for year ended December 31, 1997
               (only those portions incorporated herein by reference).
     21        Subsidiaries of the Company.
     23.1      Consent of Arthur Andersen LLP.
     27        Financial Data Schedule for Annual Report on Form 10-K for 1997.

------------

     (1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-1 (File No. 33-40447).

     (2) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form 8-A dated December 24, 1996 (File No. 0-19271).

     (3) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 30, 1994.

     (4) Incorporated by reference to the Exhibits to the Company's Amendment No. 1 on Form 8 dated February 14, 1992 to the Company's Current Report on Form 8-K dated January 20, 1992.

     (5) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated May 11, 1994.

     (6) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 15, 1994.

     (7) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 29, 1995.

     (8) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated July 26, 1996.

     (9) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 25, 1996.

     (10) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 14, 1997.

     (11) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 28, 1997.

       *  Confidential treatment previously granted as to certain portions.