Form 10-Q
period 1998-03-31
IDEXX LABORATORIES INC /DE
filed 1998-05-14
CIK 874716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended  MARCH 31, 1998
                                --------------

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


As of April 30, 1998, 38,453,688 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                    Page

PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements:
              Consolidated Balance Sheets
              March 31, 1998 and December 31, 1997                    3

              Consolidated Statements of Operations
              Three Months Ended
              March 31, 1998 and March 31, 1997                       4

              Consolidated Statements of Cash Flows
              Three Months Ended
              March 31, 1998 and March 31, 1997                       5

              Notes to Consolidated Financial Statements              6-10


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    11-13


PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings                                      14

Item 6.       Exhibits and Reports on Form 8-K                       15


SIGNATURES                                                           16


FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes certain forward-looking statements about the business of IDEXX Laboratories, Inc. and its subsidiaries (the "Company") including, without limitation, the belief that the Company's current cash and short-term investments will be sufficient to fund its on-going operations for the foreseeable future, and that the Company has meritorious defenses in certain of its litigation matters. Such forward-looking statements are subject to risk and uncertainties that could cause the Company's actual results to vary materially from those indicated in such forward-looking statements. These risks and uncertainties are discussed in more detail in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.

PART I -- FINANCIAL INFORMATION

       Item 1. -- FINANCIAL STATEMENTS

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                     ASSETS
                                                                     March 31,      December 31,
                                                                       1998             1997
                                                                     ---------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                          $108,854        $106,972
  Short-term investments                                               28,722          35,502
  Accounts receivable, less reserves of $5,079
     and $5,082 in 1998 and 1997, respectively                         51,657          47,341
  Inventories                                                          55,845          60,174
  Deferred income taxes                                                15,396          15,396
  Other current assets                                                  4,722           8,832
                                                                     --------        --------
     Total current assets                                             265,196         274,217

LONG-TERM INVESTMENTS                                                  20,089          11,134

PROPERTY AND EQUIPMENT, AT COST:
  Land                                                                  1,193           1,193
  Buildings and improvements                                            4,486           4,462
  Leasehold improvements                                               16,754          16,596
  Machinery and equipment                                              28,625          26,359
  Office furniture and equipment                                       22,733          22,804
  Construction-in-progress                                                969           1,390
                                                                     --------        --------
                                                                       74,760          72,804
  Less - Accumulated depreciation and amortization                     33,261          30,387
                                                                     --------        --------
                                                                       41,499          42,417
OTHER ASSETS, Net                                                      48,738          49,280
                                                                     --------        --------
                                                                     $375,522        $377,048
                                                                     ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $ 12,963        $ 12,472
  Accrued expenses                                                     38,463          42,147
  Notes payable                                                         2,597           4,087
  Deferred revenue                                                     15,022          15,609
                                                                     --------        --------
     Total current liabilities                                         69,045          74,315

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Common stock, $0.10 par value
    Authorized 60,000 shares
    Issued and outstanding 38,403 shares in 1998
      and 38,169 shares in 1997                                         3,840           3,817
  Additional paid-in capital                                          257,707         257,275
  Retained earnings                                                    50,017          46,256
  Cumulative translation adjustment                                    (5,087)         (4,615)
                                                                     --------        --------
     Total stockholders' equity                                       306,477         302,733
                                                                     --------        --------
                                                                     $375,522        $377,048
                                                                     ========        ========

          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  Three Months Ended
                                                -----------------------
                                                March 31,     March 31,
                                                  1998          1997
                                                ---------     ---------

Revenue                                          $77,793      $60,534

Cost of revenue                                   38,852       30,097
                                                 -------      -------

    Gross Profit                                  38,941       30,437

Expenses:
    Sales and marketing                           15,839       17,099
    General and administrative                    13,536       10,135
    Research and development                       4,976        3,476
                                                 -------      -------
      Income (loss) from operations                4,590         (273)
Interest income, net                               1,576        1,764
                                                 -------      -------
      Income before provision for
        income taxes                               6,166        1,491
Provision for income taxes                         2,405          596
                                                 -------      -------

      Net income                                 $ 3,761      $   895
                                                 =======      =======

Net income per common share: Basic               $  0.10      $  0.02
                                                 =======      =======
Net income per common share: Diluted             $  0.10      $  0.02
                                                 =======      =======

          See accompanying notes to consolidated financial statements.

                   IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                         -------------------------
                                                                         March 31,       March 31,
                                                                            1998           1997
                                                                         ---------       --------

Cash Flows from Operating Activities:
  Net income                                                             $  3,761        $    895
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities, net of acquisitions:
    Depreciation and amortization                                           4,572           3,046
    Changes in assets and liabilities:
      Accounts receivable                                                  (4,315)          5,942
      Inventories                                                           4,230         (11,519)
      Other current assets                                                  4,111           4,763
      Accounts payable                                                        490          (1,581)
      Accrued expenses                                                     (3,595)         (4,556)
      Deferred revenue                                                       (587)            225
                                                                         --------        --------
         Net cash provided by (used in) operating activities                8,667          (2,785)
                                                                         --------        --------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                    (1,938)         (5,237)
    Decrease (increase) in short-term investments                           6,780          12,258
    Increase in long-term investments                                      (8,955)        (11,790)
    Decrease (increase) in other assets                                       (80)             71
    Acquisitions of business, net of cash acquired                           (986)         (9,027)
                                                                         --------        --------
         Net cash used in investing activities                             (5,179)        (13,725)
                                                                         --------        --------

Cash Flows from Financing Activities:
    Payment of notes payable                                               (1,530)           (509)
    Proceeds from the exercise of stock options                               396           1,122
                                                                         --------        --------
         Net cash provided by (used in) financing activities               (1,134)            613
                                                                         --------        --------

Net effect of Exchange Rate Changes                                           472          (2,085)
                                                                         --------        --------
Net increase (decrease) in Cash and Cash Equivalents                        1,882         (17,982)

Cash and Cash Equivalents, beginning of period                            106,972         127,741
                                                                         ========        ========
Cash and Cash Equivalents, end of period                                 $108,854        $109,759
                                                                         ========        ========

Supplemental Disclosure of Cash Flow Information:
    Interest paid during the period                                      $    106        $     35
                                                                         ========        ========
    Income taxes paid during the period                                  $  3,368        $  3,927
                                                                         ========        ========

          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared by IDEXX Laboratories, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments which the Company considers necessary for a fair presentation of such information. The December 31, 1997 Balance Sheet was derived from the audited Consolidated Balance Sheets contained in the Company's latest stockholders' annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto which are contained in the Company's latest stockholders' annual report. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

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

     b. Certain reclassifications have been made in the 1997 consolidated financial statements to conform with the current year's presentation.

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

          Cash Equivalents and Short-term Investments: Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following (in thousands):

                                                 March 31,    December 31,
                                                   1998          1997
                                                 ---------    ------------
               Government bonds                   $11,000           --
               Municipal bonds                      8,175        $ 6,140
               U.S. Treasury bills                  4,875         20,047
               Commercial paper                     2,216          2,016
               Certificates of deposit               --            6,749
               Other short-term investments         2,456            550
                                                  -------        -------
                                                  $28,722        $35,502
                                                  =======        =======

          Long-term investments are investment securities with original maturities of greater than one year and consist of the following (in thousands):

                                               March 31,   December 31,
                                                  1998         1997
                                               ---------   ------------
               Municipal bonds                  $13,870       $10,165
               Government bonds                   5,000            --
               Other long-term investments        1,219           969
                                                -------       -------
                                                $20,089       $11,134
                                                =======       =======

     d. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

                                               March 31,   December 31,
                                                  1998          1997
                                               ---------   ------------
               Raw materials                    $ 8,379       $ 9,235
               Work-in-process                    7,830         8,421
               Finished goods                    39,636        42,518
                                                -------       -------
                                                $55,845       $60,174

     e. In February 1997 the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128). SFAS No. 128 was adopted as of December 31, 1997 and all prior earnings per share amounts have been restated.

          Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method unless the effect is anti-dilutive.

          The following is a reconciliation of shares outstanding for basic and diluted earnings per share:

                                                                      1998      1997
                                                                     ------    ------
          Shares outstanding for basic earnings per share:
            Weighted average shares outstanding                      38,253    37,932
                                                                     ======    ======

          Shares outstanding for diluted earnings per share:
            Weighted average shares outstanding                      38,253    37,932
            Diluted effect of options issued to employees             1,092     1,779
                                                                     ------    ------
                                                                     39,345    39,711
                                                                     ======    ======

3.   NON-RECURRING OPERATING CHARGE

     During 1997 the Company recorded a non-recurring operating charge of $34.5 million. The non-recurring operating charge included the write-downs and write-offs of certain assets and accrual of costs related to a significant workforce reduction. The charge consisted of the following (in thousands):


               Write-off of in-process research and development      $13,200
               Legal settlement and related costs                      8,000
               Severance, benefits and related costs                   9,000
               Idle capacity and lease termination costs               2,700
               Asset Impairment                                        1,600
                                                                     -------
                                                                     $34,500
                                                                     =======

     As of March 31, 1998, $7.9 million was included in accrued expense relating to the non-recurring operating charge.

     During 1997 The Company acquired two veterinary practice management software companies (see Note 6). To assist in the allocation of purchase price associated with these acquisitions, the Company obtained an independent appraisal. That appraisal identified approximately $13.2 million as in-process research and development, which has been charged to operations in accordance with FASB Interpretation No. 4 "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method."

     In September 1997, the Company settled a patent infringement suit brought by Barnes-Jewish Hospital ("BJH") regarding IDEXX's heartworm diagnostic products. The total costs of the settlement, including certain legal fees, were charged to the non-recurring operating charge. Under the settlement, the Company agreed to pay BJH $5.5 million, a portion of which payment will be creditable against earned royalties on certain products.

     The Company has terminated the employment of a total of 228 employees. Of this total, 79 employees are associated with the consolidation of the veterinary practice management software business into the Eau Claire, Wisconsin facility, 57 employees are associated with the consolidation of sales, marketing and distribution operations in Europe, 33 employees are associated with reductions in domestic sales and marketing operations, 18 employees are associated with reductions in sales and marketing operations in the Pacific Rim region, 16 employees are associated with the closure of the Sunnyvale, California research and development facility and 25 employees are associated with a reduction in positions in management and financial operations. As of March 31, 1998, approximately 110 employees have left the employment of the Company, and the Company expects that the remainder will leave during the second and third quarters of 1998.

     As discussed above, the Company is consolidating certain veterinary practice management software operations into the Eau Claire, Wisconsin facility and has closed the leased Sunnyvale, California research and development facility. As a result of these consolidations, the Company has leased facilities which have become excess until the end of their respective lease terms. Additionally, the Company has determined that it will not pursue certain immunoassay technology with respect to which it has invested a total of $1.6 million in fixed assets and license fees.

4.   COMPREHENSIVE INCOME

     In June 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 must be adopted for fiscal years beginning after December 15, 1997 and all prior periods must be retroactively restated.

     SFAS 130 also requires application of this statement as the beginning of the Company's fiscal year. Other comprehensive income for the Company consists of foreign currency translation adjustments resulting from the translation of the financial statements of the Company's foreign subsidiaries. Accordingly, below is a summary of comprehensive income in accordance with this statement (in thousands):


                                                    March 31,    December 31,
                                                      1998           1997
                                                    ---------    ------------
               Net income                            $3,761        $   895
               Other comprehensive income,
                net of tax
                   Foreign currency translation
                    adjustments                        (288)        (1,251)
                                                     ------        -------

               Comprehensive income (loss)           $3,473        $  (356)
                                                     ======        =======

5.   COMMITMENTS AND CONTINGENCIES

     From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Except as noted below with respect to the patent infringement suit filed by Synbiotics Corporation, the Company is not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue in the three month period ended March 31, 1998 was attributable to products incorporating certain immunoassay technologies and products relating to the diagnosis of canine heartworm infection. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On February 24, 1995, CDC Technologies, Inc. ("CDC Technologies") filed suit against the Company in the U.S. District Court for the District of Connecticut. In its complaint, CDC Technologies alleges that the Company's conduct in, and its relationships with its distributors in connection with, the distribution of the Company's hematology products (i) violate federal and state antitrust statutes, (ii) violate Connecticut statutes regarding unfair trade practices, and (iii) constitute a civil conspiracy and interfere with CDC Technologies' business relations. The relief sought by CDC Technologies includes treble damages for antitrust violations as well as compensatory and punitive damages, and an injunction to prevent the Company from interfering with CDC Technologies' relations with distributors. The Company has filed an answer denying the allegations in CDC's complaint. In March 1998, the court granted the Company's motion for summary judgment in the case, however CDC is appealing that ruling. The Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

     On November 18, 1997, Synbiotics Corporation ("Synbiotics") filed suit against the Company in the U.S. District Court for the Southern District of California for infringement of U.S. Patent No. 4,789,631 issued December 6, 1988 (the "`631 Patent"). The `631 Patent, which is owned by Synbiotics, claims certain assays, methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by Synbiotics is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the `631 Patent, as well as treble damages for past infringement. This suit was not served on the Company within the time period specified under applicable court rules and was dismissed without prejudice in April 1998, however Synbiotics is not precluded from filing a new suit in the future. While the Company believes that it has meritorious defenses against claims of infringement of the `631 Patent, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On January 9, 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned Robert A. Rose v. David E. Shaw, Erwin F. Workman, Jr., E. Robert Kinney and IDEXX Laboratories, Inc. The plaintiff purports to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claims that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. The complaint also claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaint claims that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. While the Company and other defendants deny the allegations and will defend this suit vigorously, the Company is unable to assess the likelihood of an adverse result or estimate the amount of damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

6.   ACQUISITIONS

     1997 ACQUISITIONS

     The Company's consolidated results of operations include the results of operations of a manufacturing company, a foreign distribution company, a foreign veterinary reference laboratory, and two veterinary practice management companies acquired in 1997. These businesses were acquired for aggregate purchase prices equaling approximately $24.3 million in cash, the issuance of notes payable for $2.1 million and the assumption of certain liabilities. In 1998, the Company has paid a total of approximately $750,000 in additional purchase price based on the results of operations of certain acquired businesses described above. The additional payments were recorded as additional goodwill and are being amortized over the remaining life of the respective goodwill.

     In connection with the acquisition of the businesses described above, the Company entered into non-compete agreements for periods of up to three years with certain of the former stockholders, and may become obligated to pay additional amounts to management of these companies based on achieving certain operating results. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of these businesses has been included in the Company's consolidated results of operations since each of their dates of acquisition. The purchase prices have been allocated to the net assets acquired on a preliminary basis and are subject to revision. Approximately $13.2 million, identified through independent valuation, of the purchase price related to the acquisition of the software companies has been charged to operations as "in process research and development" in accordance with Financial Accounting Standards Board Interpretation No. 4 "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The Company has not presented pro forma financial information relating to any of these acquisitions because of immateriality. These acquisitions are as follows:

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

          o On July 1, 1997, the Company, through its wholly-owned subsidiary, IDEXX Laboratories (Taiwan), Inc., acquired certain assets and business rights of Wintek Bio-Science Inc., located in Taipei, Taiwan, which distributed diagnostic products to veterinarians and hospitals in Taiwan.

          o On July 18, 1997, the Company acquired all of the capital stock of Professionals' Software, Inc., located in Effingham, Illinois, which supplies practice management computer systems to veterinarians.

          o On December 1, 1997, the Company, through its wholly-owned subsidiary IDEXX Laboratories Pty. Ltd., acquired certain assets and assumed certain liabilities of Lording & Friend Pty. Ltd. and Clinpath Pty. Ltd. (operating under the name Central Veterinary Diagnostic Laboratory), which operated a veterinary reference laboratory in Australia.

     1998 ACQUISITION

     The Company's consolidated results of operations include the results of operations of Agri-West Laboratory, a food testing laboratory located in Texas, which was acquired on March 1, 1998. The Company acquired certain assets and assumed certain liabilities of Agri-West Laboratory through its wholly-owned subsidiary IDEXX Food Safety Net Services, Inc. for approximately $250,000 in cash.

     In connection with the acquisition of this business, the Company entered into non-compete agreements for five years with the former owners, and may become obligated to pay additional amounts to management of the business based on achieving certain operating results. The Company has accounted for this acquisition under the purchase method of accounting. The results of operations of this business have been included in the Company's consolidated results of operations since the date of acquisition. The Company has not presented pro forma financial information relating to this acquisition because of immateriality.

Item 2.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenue for the first quarter of 1998 increased 29% to $77.8 million from $60.5 million for the first quarter of 1997. The increase in total revenue was principally attributable to increases in sales of veterinary test kits and consumables, the inclusion of sales of veterinary practice management software systems resulting from the acquisitions of Advanced Veterinary Systems and Professionals' Software, Inc. in March and July 1997, respectively, and increased sales of veterinary reference laboratory services. The higher sales of veterinary test kits and consumables were due in part to a 1997 program to reduce U.S. distributor inventories of these products. These increases were offset in part by lower sales of veterinary instruments, principally due to lower unit sales and, to a lesser extent, lower average sales prices.

International revenue decreased 1% to $21.3 million in the first quarter of 1998 compared to $21.5 million in the first quarter of 1997. Revenues increased by 5% to $5.0 million in the Pacific Rim region (Japan, Asia, Australia) for the three months ended March 31, 1998 compared to the same period in 1997. Revenues decreased 3% to $12.9 million in Europe and decreased 3% to $3.3 million in Canada and South America for the same period in 1998 versus 1997. Revenue from the Company's Pacific Rim and European subsidiaries, transacted in local currencies, increased 11% and 2%, respectively, for the three month period ended March 31, 1998 as compared to the same period in 1997. The increase in revenues in the Pacific Rim region is primarily due to increased sales of feline test kits and consumables, veterinary laboratory services and water test kits. These increases were offset in part by lower sales of food test products, canine veterinary test kits and veterinary instruments.

Decreased revenue in Europe was principally due to lower unit sales of veterinary instruments and, to a lesser degree, veterinary test kits. These decreases were offset in part by higher sales of veterinary consumables, food and environmental test products and veterinary laboratory services.

Gross profit as a percentage of revenue was 50% for the three month periods ended March 31, 1998 and March 31, 1997. Higher sales of higher gross margin veterinary test kits and consumables were offset by lower average unit prices of veterinary instruments sold and, to a lesser extent, higher sales of lower gross margin veterinary practice management software products and veterinary laboratory services. In the accompanying financial statements, the Company has reclassified certain 1997 courier costs in its veterinary laboratory business from sales and marketing into cost of sales to conform to 1998 presentation.

Sales and marketing expenses were 20% of revenue for the three month period ended March 31, 1998 compared to 28% in the first quarter of 1997. The decrease as a percentage of revenue and the dollar decrease of $1.3 million were principally attributable to a decrease in salary and related expenses resulting from workforce reductions.

Research and development expenses were 6% of revenue for the three month periods ended March 31, 1998 and March 31, 1997. The dollar increase of $1.5 million reflected additional resources and related overhead to support product development and the addition of software development expenses associated with the acquisition of the veterinary practice management software businesses discussed above.

General and administrative expenses were 17% of revenue for the three month periods ended March 31, 1998 and March 31, 1997. The dollar increase of $3.4 million in the first quarter of 1998 compared to the same period in 1997 is principally attributable to additional operating expenses and amortization of goodwill and other intangibles associated with the acquisition of the veterinary practice management software and other businesses, an increase in management incentive compensation and an increase in consulting expenses associated with business restructuring.

Net interest income was $1.6 million for the three month period ended March 31, 1998 compared to $1.8 million for the same period in 1997. The decrease in interest income over the prior year is due to the use of previously invested cash in completing acquisitions since the first quarter of 1997.

The Company's effective tax rate was 39% for the three month period ended March 31, 1998 compared to 40% for the same period in 1997. The decrease in the effective tax rate was principally attributable to income generated in states with lower state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had cash, cash equivalents, and short-term investments of $137.6 million and $196.2 million of working capital.

The Company believes that current cash and short-term investments and funds expected to be generated from operations will be sufficient to fund the Company's operations for the foreseeable future.

FUTURE OPERATING RESULTS

The future operating results of the Company are subject to a number of factors, including without limitation the following:

The Company's business has grown significantly over the past several years as a result of both internal growth and acquisitions of products and businesses. The Company has consummated a number of acquisitions since 1992, including five acquisitions in 1997 and one acquisition to date in 1998, and may make additional acquisitions. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses, and managing growth requires a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth.

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

In the three months ended March 31, 1998, international revenue was $21.3 million, or 27% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

The Company is conducting an evaluation of its information technology systems and its products for Year 2000 compliance. The Company's worldwide accounting system is Year 2000 compliant, and Year 2000 issues related to its other information technology systems will be addressed through planned upgrades prior to 2000. A substantial majority of the Company's products, including its instrument-based diagnostic systems and a majority of its installed base of veterinary practice management software systems, already are Year 2000 compliant. The Company expects that by the end of 1998 all practice management systems offered by the Company will be Year 2000 compliant. The costs of upgrading the Company's information technology systems and its practice management systems are not expected to be material to the Company's financial condition or results of operations. The Company has commenced an evaluation of the Year 2000 compliance of its vendors, but at this time cannot predict the extent to which its vendors will have Year 2000 problems and the impact of any such problems on the Company.

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

PART II -- OTHER INFORMATION


     Item 1. -- LEGAL PROCEEDINGS

     On February 24, 1995, CDC Technologies, Inc. ("CDC Technologies") filed suit against the Company in the U.S. District Court for the District of Connecticut. In its complaint, CDC Technologies alleges that the Company's conduct in, and its relationships with its distributors in connection with, the distribution of the Company's hematology products (i) violate federal and state antitrust statutes, (ii) violate Connecticut statutes regarding unfair trade practices, and (iii) constitute a civil conspiracy and interfere with CDC Technologies' business relations. The relief sought by CDC Technologies includes treble damages for antitrust violations, as well as compensatory and punitive damages, and an injunction to prevent the Company from interfering with CDC Technologies' relations with distributors. The Company has filed an answer denying the allegations in CDC Technologies' complaint. In March 1998, the court granted the Company's motion for summary judgment in the case, however CDC is appealing that ruling. The Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

     On November 18, 1997, Synbiotics Corporation ("Synbiotics") filed suit against the Company in the U.S. District Court for the Southern District of California for infringement of U.S. Patent No. 4,789,631 issued December 6, 1988 (the "`631 Patent"). The `631 Patent, which is owned by Synbiotics, claims certain assays, methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by Synbiotics is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the `631 Patent, as well as treble damages for past infringement. This suit was not served on the Company within the time period specified under applicable court rules and was dismissed without prejudice in April 1998, however Synbiotics is not precluded from filing a new suit in the future. While the Company believes that it has meritorious defenses against claims of infringement of the `631 Patent, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On January 9, 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned Robert A. Rose v. David E. Shaw, Erwin F. Workman, Jr., E. Robert Kinney and IDEXX Laboratories, Inc. The plaintiff purports to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claims that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. The complaint also claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaint claims that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. While the Company and other defendants deny the allegations and will defend this suit vigorously, the Company is unable to assess the likelihood of an adverse result or estimate the amount of damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

     Item 6. -- EXHIBITS AND REPORTS ON FORM 8-K

                                                                         Page
                                                                         ----

     (a)  Exhibits

      27. Financial Data Schedule for the Quarterly Report on Form
          10-Q for the three-month period ended March 31, 1998.           17

     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IDEXX LABORATORIES, INC.

Date:   May    , 1998



                                       /s/ Ralph K. Carlton
                                       -----------------------------------------
                                       Ralph K. Carlton, Senior Vice President,
                                       Finance and Administration and
                                       Chief Financial Officer (Principal
                                       Financial Officer)