Form 10-K405/A
period 1997-12-31
IDEXX LABORATORIES INC /DE
filed 1998-05-20
CIK 874716

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 ON
                                    FORM 10-K/A

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

                This amendment amends Exhibit 11 and replaces the Exhibit 11 originally filed with the Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 20th day of May, 1998.

                                          IDEXX LABORATORIES, INC.

                                          By: /s/ Ralph C. Carlton
                                              -----------------------------
                                              Ralph C. Carlton
                                              Senior Vice President
                                              Finance and Administration

                                  EXHIBIT INDEX

     3.1(11)   Restated Certificate of Incorporation of the Company, as amended.
     3.2(1)    Amended and Restated By-Laws of the Company.
     4.1(2)    Rights Agreement, dated as of December 17, 1996, between the
               Company and The First National Bank of Boston, as Rights Agent,
               which includes as Exhibit A the Form of Certificate of
               Designations, as Exhibit B the Form of Rights Certificate, and as
               Exhibit C the Summary of Rights to Purchase Preferred Stock
     4.2       Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item
               601(b)(4)(iii) of Regulation S-K since the total amount
               authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange
               Commission upon request.
     10.1(3)   1984 Stock Option Plan of the Company, as amended, with the forms of option agreements granted thereunder attached thereto.
     10.2(3)   1991 Stock Option Plan of the Company, as amended, with the forms of option agreements granted thereunder attached thereto.
     10.3(9)   1991 Director Option Plan of the Company, as amended, with the forms of option agreements granted thereunder attached thereto.
     10.4(10)  1997 Director Option Plan of the Company, as amended, with the form of option agreement granted thereunder attached thereto.
   * 10.5(4)   Supply Agreement, dated January 15, 1992, between the Company and
               Johnson & Johnson Clinical Diagnostics, Inc., as assignee of
               Eastman Kodak Company.
   * 10.5a(3)  Amendment to Supply Agreement, dated November 16, 1993, and
               Second Amendment to Supply Agreement, dated November 19, 1993, between the Company and Johnson & Johnson Clinical Diagnostics,
               Inc., as assignee of Eastman Kodak Company.
   * 10.5b(5)  Third Amendment to Supply Agreement, dated March 15, 1994, between the Company and Johnson & Johnson Clinical Diagnostics,
               Inc., as assignee of Eastman Kodak Company.
   * 10.5c(8)  Fourth Amendment to Supply Agreement, effective as of January 1,
               1996, between the Company and Johnson & Johnson Clinical
               Diagnostics, Inc.
   * 10.6(3)   Business Development and Sales Agreement, dated October 12, 1993, between the Company and Becton Dickinson and Company.
   * 10.6a(6)  Schedules to Business Development and Sales Agreement, dated
               October 12, 1993, and Amendment to Business Development and Sales
               Agreement, dated as of July 25, 1994, between the Company and
               Becton Dickinson and Company.
   * 10.6b(7)  Second Amendment to Business Development and Sales Agreement,
               dated as of January 6, 1995, between the Company and Becton
               Dickinson and Company.
   * 10.6c(9)  Third Amendment to Business Development and Sales Agreement,
               dated as of January 22, 1996, between the Company and Becton
               Dickinson and Company.
     10.7(12)  Letter Agreement dated as of November 24, 1997 between the
               Company and Jeffrey J. Langan.
     10.8(12)  Employment Agreement dated April 25, 1997 between the Company and
               David E. Shaw.
     10.9(12)  Employment Agreement dated April 25, 1997 between the Company and
               Erwin F. Workman, Jr., Ph.D.
     11(13)    Statement regarding computation of per share earnings.
     13(12)    Annual Report to Stockholders for year ended December 31, 1997
               (only those portions incorporated herein by reference).
     21(12)    Subsidiaries of the Company.
     23.1(13)  Consent of Arthur Andersen LLP.
     27(12)    Financial Data Schedule for Annual Report on Form 10-K for 1997.

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

     (8) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated July 26, 1996.

     (9) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 25, 1996.

     (10) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 14, 1997.

     (11) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 28, 1997.

     (12) Previously filed.

     (13) Filed herewith.

       *  Confidential treatment previously granted as to certain portions.