Form 10-Q
period 1998-06-30
IDEXX LABORATORIES INC /DE
filed 1998-08-12
CIK 874716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ___________________


Commission File Number: 0-19271


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

YES  X        NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of July 31, 1998, 38,612,146 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements:
            Consolidated Balance Sheets June 30, 1998 and December 31,         3
            1997

            Consolidated Statements of Operations                              4
            Three and Six Months Ended June 30, 1998 and June 30, 1997

            Consolidated Statements of Cash Flows                              5
            Six Months Ended June 30, 1998 and June 30, 1997

            Notes to Consolidated Financial Statements                      6-11

Item 2.     Management's Discussion and Analysis of Financial Condition    12-15
            and Results of Operations

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings                                                 16

Item 4.     Submission of Matters to a Vote of Security-Holders               17

Item 5.     Other Information                                                 17

Item 6.     Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                    18

PART II -- FINANCIAL INFORMATION

ITEM 1. -- FINANCIAL STATEMENTS

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                JUNE 30,           DECEMBER 31,
                                                                                  1998                 1997
                                                                                --------           ------------

                                       ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                  $129,637             $106,972
     Short-term investments                                                       35,677               35,502
     Accounts receivable, less reserves of $5,187 and $5,082 in 1998 and
            1997, respectively                                                    49,246               47,341
     Inventories                                                                  51,049               60,174
     Deferred income taxes                                                        15,396               15,396
     Other current assets                                                          4,088                8,832
                                                                                --------             --------
            Total current assets                                                 285,093              274,217
LONG-TERM INVESTMENTS                                                             12,530               11,134
PROPERTY AND EQUIPMENT, AT COST:
     Construction in Progress                                                      1,257                1,390
     Leasehold improvements                                                       16,852               16,596
     Land                                                                          1,198                1,193
     Buildings                                                                     4,485                4,462
     Machinery and equipment                                                      29,514               26,359
     Office furniture and equipment                                               22,798               22,804
                                                                                --------             --------
                                                                                  76,104               72,804
     Less-- Accumulated depreciation & amortization                               35,727               30,387
                                                                                --------             --------
                                                                                  40,377               42,417
OTHER ASSETS, NET                                                                 47,564               49,280
                                                                                --------             --------
                                                                                $385,564             $377,048
                                                                                ========             ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                             15,686             $ 12,472
     Accrued expenses                                                             39,014               42,147
     Notes payable                                                                 2,547                4,087
     Deferred revenue                                                             14,341               15,609
                                                                                --------             --------
            Total current liabilities                                             71,588               74,315
COMMITMENTS AND CONTINGENCIES (Note 5)                                                --                   --

STOCKHOLDERS' EQUITY:
  Common stock, $0.10 par value
    Authorized 60,000 shares
    Issued and outstanding 38,599 shares in 1998 and 38,169
     shares in 1997                                                                3,860                3,817
  Additional paid-in capital                                                     260,344              257,275
  Retained earnings                                                               55,115               46,256
  Cumulative translation adjustment                                               (5,343)              (4,615)
                                                                                --------             --------
     Total stockholders' equity                                                  313,976              302,733
                                                                                --------             --------
                                                                                $385,564             $377,048
                                                                                ========             ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                ------------------                   ----------------
                                                             JUNE 30,        JUNE 30,           JUNE 30,          JUNE 30,
                                                             ------------------------           --------------------------
                                                              1998             1997               1998              1997
                                                             -------          -------           --------          --------
Revenue                                                      $80,886          $58,890           $158,679          $119,424
Cost of revenue                                               39,884           31,713             78,736            61,811
                                                             -------          -------           --------          --------
     Gross Profit                                             41,002           27,177             79,943            57,613
Expenses:
     Sales and marketing                                      16,094           16,921             31,932            34,019
     General and administrative                               13,334           11,642             26,871            21,777
     Research and development                                  4,933            3,849              9,909             7,326
                                                             -------          -------           --------          --------
          Income (loss) from operations                        6,641           (5,235)            11,231            (5,509)
Interest income, net                                           1,716            1,687              3,292             3,452
                                                             -------          -------           --------          --------
     Net income (loss) before provision for income
       taxes                                                   8,357           (3,548)            14,523            (2,057)
Provision for (benefit of) income taxes                        3,259           (1,480)             5,664              (883)
                                                             -------          -------           --------          --------
     Net income (loss)                                       $ 5,098          $(2,068)          $  8,859          $ (1,174)
                                                             -------          -------           --------          --------
Net income (loss) per share: Basic                           $  0.13          $ (0.05)          $   0.23          $  (0.03)
                                                             -------          -------           --------          --------
Net income (loss) per share: Diluted                         $  0.13          $ (0.05)          $   0.22          $  (0.03)
                                                             -------          -------           --------          --------



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                -------------------------------
                                                                                JUNE 30,               JUNE 30,
                                                                                  1998                   1997
                                                                                --------               --------

Cash Flows from Operating Activities:
     Net income (loss)                                                          $  8,859               $ (1,174)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities -
          Depreciation and amortization                                            7,908                  6,799
          Changes in assets and liabilities -
          Accounts receivable                                                     (1,904)                21,650
          Inventories                                                              9,026                (23,133)
          Other current assets                                                     4,744                  4,142
          Accounts payable                                                         3,214                  4,806
          Accrued expenses                                                        (2,686)                (5,520)
          Deferred revenue                                                        (1,268)                   325
                                                                                --------               --------
          Net cash provided by operating activities                               27,893                  7,895
                                                                                --------               --------

Cash Flows from Investing Activities:
     Purchases of property and equipment                                          (2,971)                (8,852)
     Decrease (increase) in investments, net                                      (1,571)                 2,109
     (Increase) decrease in other assets                                             (88)                   (34)
     Acquisitions (see Note 5)                                                      (986)                (9,027)
                                                                                --------               --------
          Net cash used in investing activities                                   (5,616)               (15,804)
                                                                                --------               --------

Cash Flows from Financing Activities:
     Repayment of notes payable                                                   (1,569)                  (509)
     Proceeds from the exercise of stock options                                   2,685                  1,819
                                                                                --------               --------
          Net cash provided by financing activities                                1,116                  1,310
                                                                                --------               --------

Net Effect of Foreign Currency Translation                                          (728)                (1,990)
                                                                                --------               --------
Net increase (decrease) in Cash and Cash Equivalents                              22,665                 (8,589)
Cash and Cash Equivalents, beginning of period                                   106,972                127,741
                                                                                --------               --------
Cash and Cash Equivalents, end of period                                        $129,637               $119,152
                                                                                ========               ========
Supplemental Disclosure of Cash Flow Information:
          Interest paid during the period                                       $    140               $     96
                                                                                ========               ========
          Income taxes paid during the period                                   $  5,635               $  4,606
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

    b. Certain reclassifications have been made in the 1997 consolidated financial statements to conform with the current years presentation.

    c. The Company accounts for cash equivalents and short-term investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Accordingly, the Company's cash equivalents and short-term investments are classified as held-to-maturity and are recorded at amortized cost which approximates market value.

          Cash Equivalents and Short-term Investments: Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following (in thousands):

                                                 JUNE 30,    DECEMBER 31,
                                                   1998          1997
                                                 --------    ------------

              Government bonds                    $16,000       $    --
              Municipal bonds                      15,975         6,140
              U.S. Treasury bills                      --        20,047
              Time deposits                         1,500         6,749
              Commercial paper                        458         2,016
              Other short-term investments          1,744           550
                                                  -------       -------
                                                  $35,677       $35,502
                                                  =======       =======

          Long-term investments are investment securities with original maturities of greater than one year and consist of the following (in thousands):

                                             JUNE 30,    DECEMBER 31,
                                               1998          1997
                                             --------    ------------
              Municipal bonds                 $12,530       $10,165

              Other long term investments          --           969
                                              -------       -------
                                              $12,530       $11,134
                                              =======       =======


    d. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

                                             JUNE 30,    DECEMBER 31,
                                               1998          1997
                                             --------    ------------

              Raw materials                   $10,171       $ 9,235

              Work-in-process                   7,384         8,421

              Finished goods                   33,494        42,518
                                              -------       -------
                                              $51,049       $60,174
                                              =======       =======


    e. During 1997 the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). All prior earnings per share amounts have been retroactively restated.

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

          The following is a reconciliation of shares outstanding for basic and diluted earnings per share:

                                                                       Three Months Ended                Six Months Ended
                                                                 June 30, 1998    June 30, 1997   June 30, 1998    June 30, 1997
                                                                 -------------    -------------   --------------   -------------
          Shares outstanding for basic earnings per share:
          Weighted average shares outstanding                       38,480           37,953           38,367          37,889
                                                                    ======           ======           ======          ======

          Shares outstanding for diluted earnings per share:
          Weighted average shares outstanding                       38,480           37,953           38,367          37,889
          Dilutive effect of options issued to employees             1,803               --            1,460             943
                                                                    ------           ------           ------          ------

                                                                    40,283           37,953           39,827          38,832
                                                                    ======           ======           ======          ======

3.  NON-RECURRING OPERATING CHARGE

During the third and fourth quarters of 1997 the Company recorded a non-recurring operating charge of $34.5 million. The non-recurring operating charge included the write-downs and write-offs of certain assets and accrual of costs related to a significant workforce reduction. The charge consisted of the following (in thousands):

         Write-off of in-process research and development           $13,200
         Legal settlement and related costs                           8,000
         Severance, benefits and related costs                        9,000
         Idle capacity and lease termination costs                    2,700
         Asset impairment                                             1,600
                                                                    -------
                                                                    $34,500
                                                                    =======

As of June 30, 1998, $4.7 million was included in accrued expense relating to the non-recurring operating charge.

During 1997 the Company acquired two veterinary practice management software companies (see Note 6). To assist in the allocation of purchase price associated with these acquisitions, the Company obtained an independent appraisal. That appraisal identified approximately $13.2 million as in-process research and development, which was charged to operations in accordance with FASB Interpretation No. 4 "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method."

In September 1997, the Company settled a patent infringement suit brought by Barnes-Jewish Hospital ("BJH") regarding IDEXX's heartworm diagnostic products. The total costs of the settlement, including certain legal fees, were included in the non-recurring operating charge. Under the settlement, the Company agreed to pay BJH $5.5 million, a portion of which payment will be creditable against earned royalties on certain products.

The Company has terminated the employment of a total of 228 employees. Of this total, 79 employees are associated with the consolidation of the veterinary practice management software business into the Eau Claire, Wisconsin facility, 57 employees are associated with the consolidation of sales, marketing and distribution operations in Europe, 33 employees are associated with reductions in domestic sales and marketing operations, 18 employees are associated with reductions in sales and marketing operations in the Pacific Rim region, 16 employees are associated with the closure of the Sunnyvale, California research and development facility and 25 employees are associated with a reduction in positions in management and financial operations. As of June 30, 1998, the severance program was essentially complete except for the consolidation of the European facilities scheduled to occur in the fourth quarter of 1998.

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

SFAS 130 also requires application of this statement as of the beginning of the Company's fiscal year. Other comprehensive income for the Company consists of foreign currency translation adjustments resulting from the translation of the financial statements of the Company's foreign subsidiaries. Accordingly, below is a summary of comprehensive income in accordance with this statement (in thousands):

                                                            Three Months Ended             Six Months Ended
                                                           --------------------          --------------------
                                                           June 30      June 30          June 30      June 30
                                                            1998          1997            1998         1997
                                                           -------      -------          -------      -------
        Net income                                         $5,098       $(2,068)         $8,859       $(1,174)
        Other comprehensive income, net of tax
           Foreign currency translation adjustments          (156)           56            (444)       (1,194)
                                                           ------       -------          ------       -------
        Comprehensive income (loss)                        $4,942       $(2,012)         $8,415       $(2,368)
                                                           ======       ========         ======       ========


5.  COMMITMENTS AND CONTINGENCIES

From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Except as noted below with respect to the patent infringement suit filed by Synbiotics Corporation, the Company is not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue in the three month period ended June 30, 1998 was attributable to products incorporating certain immunoassay technologies and products relating to the diagnosis of canine heartworm infection. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

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

         - On July 1, 1997, the Company, through its wholly-owned subsidiary, IDEXX Laboratories (Taiwan), Inc., acquired certain assets and business rights of Wintek Bio-Science Inc., located in Taipei, Taiwan, which distributed diagnostic products to veterinarians and hospitals in Taiwan.

         - On July 18, 1997, the Company acquired all of the capital stock of Professionals' Software, Inc., located in Effingham, Illinois, which supplies practice management computer systems to veterinarians.

         - On December 1, 1997, the Company, through its wholly-owned subsidiary IDEXX Laboratories Pty. Ltd., acquired certain assets and assumed certain liabilities of Lording & Friend Pty. Ltd. and Clinpath Pty. Ltd. (operating under the name Central Veterinary Diagnostic Laboratory), which operated a veterinary reference laboratory in Australia.

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

ITEM 2.


                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenue for the second quarter of 1998 increased 37% to $80.9 million from $58.9 million for the second quarter of 1997. Total revenue for the six months ended June 30, 1998 increased 33% to $158.7 million from $119.4 million for the first six months of 1997.

The increase in total revenue for the quarter ended June 30, 1998 compared to the same period in 1997 was principally attributable to increased sales of veterinary test kits and consumables, increased sales in the Company's practice management software division partially resulting from the acquisition of Professionals' Software, Inc. in July 1997, increased sales of veterinary reference laboratory services, and increased sales of products for use in food and water testing. These increases were partially offset by lower sales of veterinary instruments. The increase in revenue for the six-month period ended June 30, 1998 as compared to the same period in the prior year was principally attributable to the same factors noted for the three-month period. Reduced sales levels of the Company's veterinary test kits and consumables in 1997 were principally a result of a program to reduce U.S. distributor inventories of these products. This program was substantially completed by the end of the quarter ended June 30, 1997. Sales of test kits and consumables resumed growth following this one-time reduction in distributor inventories. Unit sales of instruments have continued to decline primarily as a result of high market penetration, a restructuring of sales channels and a shift in sales emphasis toward consumables.

International revenue increased 12% to $23.3 million in the second quarter of 1998, and 5% to $44.5 million for the six months ended June 30, 1998, compared to $20.9 million and $42.4 million, respectively, for the prior year periods. Revenues of $13.2 million and $26.1 million for the three- and six-month periods ended June 30, 1998, respectively, remained relatively constant in Europe compared to the same periods in the prior year. Revenue from the Company's European subsidiaries, transacted in local currencies, increased approximately 3% and 2% for the three- and six-month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. Increased sales of veterinary consumables and food and water testing products were largely offset by decreases in the number of instruments sold. Revenues increased by 46% to $6.3 million and 24% to $11.3 million in the Pacific Rim region (Japan, Asia, Australia, Taiwan) for the three- and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. Revenue from the Company's Pacific Rim region, transacted in local currencies, increased approximately 67% and 37% for the three- and six-month periods ended June 30, 1998, respectively, as compared to the same periods in 1997. Revenues in the Pacific Rim increased for the three- and six-month periods ended June 30, 1998 primarily due to increased sales of veterinary test kits and consumables and the inclusion of revenues from the acquisition of Wintek Bio-Science Inc. in July 1997, partially offset by a decline in instrument sales. Increases in revenue in South America were partially offset by decreases in Canada.

Gross profit as a percentage of revenue was 51% and 50% for the three- and six-month periods ended June 30, 1998, respectively, and 46% and 48% for the same periods in 1997. Higher sales of higher gross margin veterinary test kits and consumables and lower sales of lower margin instruments were offset by increased sales of lower margin veterinary practice management software products and services and veterinary laboratory services. In the accompanying financial statements, the Company has reclassified certain 1997 courier costs in its veterinary laboratory business from sales and marketing into cost of sales to conform to 1998 presentation.

Sales and marketing expenses were 20% of revenue for the three- and six-month periods ended June 30, 1998, respectively, compared to 29% and 28% respectively, for the same periods in 1997. The decrease as a percentage of revenue and the dollar decreases of $827,000 and $2.1 million, respectively, are principally attributable to a decrease in salary and related expenses resulting from workforce reductions.

Research and development expenses were 6% of revenue for the three- and six-month periods ended June 30, 1998 compared to 7% and 6% for the same periods in 1997. In dollars, such expenses increased 28% and 35% for the three- and six-month periods ended June 30, 1998, respectively, as compared to the same period in 1997, reflecting additional resources and related overhead to support product development, partially offset by the closure of the Company's research facility in Sunnyvale, California.

General and administrative expenses were 16% and 17% of revenue for the three and six-month periods ended June 30, 1998, respectively, compared to 20% and 18%, respectively, for the same periods in the prior year. The dollar increases of $1.7 million and $5.1 million for the three- and six-month periods ended June 30, 1998 in comparison to the same periods in 1997 are principally attributable to an increase in management incentive compensation, an increase in consulting expenses associated with business restructuring and additional costs associated with veterinary laboratories and management training and recruiting, partially offset by a reduction in legal expenses and lower provision for uncollectible accounts.

Net interest income was $1.7 million and $3.3 million for the three- and six-month periods ended June 30, 1998 as compared to $1.7 million and $3.5 million for the same periods in 1997. The decrease for the six-month period ended June 30, 1998 compared to the same period in 1997 is due to a decline in interest rates offset by a slight increase in the average balance of cash and investments.

The Company's effective tax rate was 39% for the three- and six-month periods ended June 30, 1998 compared to 42% and 43% for the same periods in 1997. The decrease in the effective tax rate results from the return to higher profitability, which decreases the relative impact of net non-deductible expenses and net non-taxable income on the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had cash, cash equivalents, and short-term investments of $165.3 million and $213.5 million of working capital.

The Company believes that current cash and short-term investments and funds expected to be generated from operations will be sufficient to fund the Company's current operations for the foreseeable future.

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

For the six months ended June 30, 1998, international revenue was $44.5 million, or 28% or total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards that my be different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

The Company is conducting an evaluation of its information technology systems and its products for Year 2000 compliance. The Company's worldwide accounting system is Year 2000 compliant, and Year 2000 issues related to its other information technology systems will be addressed through planned upgrades prior to 2000. A substantial majority of the Company's products, including its instrument-based diagnostic systems and a majority of its installed base of veterinary practice management software systems, already are Year 2000 compliant. The Company expects that by the end of 1998 all practice management systems offered by the Company will be Year 2000 compliant. The cost of upgrading the Company's information technology systems and its practice management systems are not expected to be material to the Company's financial condition or results of operations. The Company has commenced an evaluation of the Year 2000 compliance of its vendors, but at this time cannot predict the extent to which its vendors will have Year 2000 problems and the impact of any such problems on the Company.

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

ITEM 4. -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

At the Company's Annual Meeting of Stockholders held on May 15, 1998, the following proposals were adopted by the votes specified below:

                                                                                                        BROKER
                       PROPOSAL                              FOR          AGAINST       ABSTAIN        NON-VOTES
-----------------------------------------------------     ------------------------------------------------------

1.  Election of three Class III Directors:
    E. Robert Kinney                                      34,574,004       216,463          0             0
    James L. Moody, Jr.                                   34,580,164       210,303          0             0
    Erwin F. Workman, Jr., Ph.D.                          34,578,151       212,316          0             0

2.  Approval of the Company's 1998 Stock Incentive
    Plan covering 1,800,000 shares of Common
    Stock authorized for issuance under the plan          19,335,095    15,331,785       123,587          0

3.  Ratification of Arthur Andersen LLP as auditors       34,687,067        56,917        46,483          0

The following Class II Directors of the Company were not up for re-election in 1998 and have three-year terms that expire in 1999: John R. Hesse, Kenneth Paigen, Ph.D. and Jeffrey J. Langan. The following Class I Directors of the Company were not up for re-election in 1998 and have three-year terms that expire in 2000: David E. Shaw, William F. Pounds and Mary L. Good, Ph.D.

ITEM 5. -- OTHER INFORMATION

Proposals of stockholders intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received by the Company at its principal office in Westbrook, Maine, not later than December 14, 1998 for inclusion in the proxy statement for that meeting. With respect to any stockholder proposal that is not included in the proxy statement, proxies may use discretionary voting authority to vote on such proposal unless the Company receives notice of such proposal at its principal office in Westbrook, Maine, not later than February 27, 1999.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

  (a)             Exhibits

                  10.1  1998 Stock Incentive Plan of the Company.

                  27 Financial Data Schedule for the Quarterly Report on Form 10-Q for the six month period ended June 30, 1998.

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


Date: August 12, 1998


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