Form 10-Q
period 1998-09-30
IDEXX LABORATORIES INC /DE
filed 1998-11-12
CIK 874716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

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

YES  X        NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 1998, 38,664,108 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements:
           Consolidated Balance Sheets September 30, 1998
             and December 31, 1997                                             3

           Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 1998
             and September 30, 1997                                            4

           Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 1998 and September 30, 1997         5

           Notes to Consolidated Financial Statements                       6-11

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12-15

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings                                                  16

Item 5.    Other Information                                                  17

Item 6.    Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                    18

PART I -- FINANCIAL INFORMATION

ITEM 1. -- FINANCIAL STATEMENTS

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                        SEPTEMBER 30,    DECEMBER 31,
                                                             1998            1997
                                                        -------------    ------------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                            $ 138,690        $ 106,972
     Short-term investments                                  33,735           35,502
     Accounts receivable, less reserves of
       $5,580 and $5,082 in 1998 and 1997,
       respectively                                          43,933           47,341
     Inventories                                             42,979           60,174
     Deferred income taxes                                   11,941           15,396
     Other current assets                                     6,384           10,423
                                                          ---------        ---------
            Total current assets                            277,662          275,808
LONG-TERM INVESTMENTS                                        17,501           11,134
PROPERTY AND EQUIPMENT, AT COST:
     Construction in Progress                                 1,379            1,390
     Leasehold improvements                                  16,968           16,596
     Land                                                     1,200            1,193
     Buildings                                                4,494            4,462
     Machinery and equipment                                 31,452           26,359
     Office furniture and equipment                          23,171           22,804
                                                          ---------        ---------
                                                             78,664           72,804
     Less-- Accumulated depreciation & amortization          38,605           30,387
                                                          ---------        ---------
                                                             40,059           42,417
OTHER ASSETS, NET                                            45,129           47,689
                                                          ---------        ---------
                                                          $ 380,351        $ 377,048
                                                          =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                         7,486        $  12,472
     Accrued expenses                                        35,363           42,147
     Notes payable                                            1,536            4,087
     Deferred revenue                                        13,941           15,609
                                                          ---------        ---------
            Total current liabilities                        58,326           74,315
COMMITMENTS AND CONTINGENCIES (Note 5)                           --               --

STOCKHOLDERS' EQUITY:
  Common stock, $0.10 par value
    Authorized 60,000 shares
     Issued and outstanding 38,642 shares
     in 1998 and 38,169 shares in 1997                        3,864            3,817
  Additional paid-in capital                                261,009          257,275
  Retained earnings                                          61,111           46,256
  Cumulative translation adjustment                          (3,959)          (4,615)
                                                          ---------        ---------
     Total stockholders' equity                             322,025          302,733
                                                          ---------        ---------
                                                          $ 380,351        $ 377,048
                                                          =========        =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                       --------------------------- --------------------------
                                       SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                            1998        1997           1998         1997
                                       ------------- ------------- ------------- -------------

Revenue                                   $78,487     $ 71,728       $237,166     $191,151
Cost of revenue                            38,547       37,702        117,283       99,512
                                          -------     --------       --------     --------
     Gross Profit                          39,940       34,026        119,883       91,639
Expenses:
     Sales and marketing                   15,493       16,746         47,426       50,765
     General and administrative            11,410       10,621         38,281       32,397
     Research and development               5,174        4,645         15,084       11,971
     Non-recurring operating charge             -       28,000              -       28,000
                                          -------     --------       --------     --------
          Income (loss) from operations     7,863      (25,986)        19,092      (31,494)
Interest income, net                        1,967        1,641          5,260        5,092
                                          -------     --------       --------     --------
     Net income (loss) before provision
       for income taxes                     9,830      (24,345)        24,352      (26,402)
Provision for (benefit of) income taxes     3,834       (7,491)         9,497       (8,374)
                                          -------     --------       --------     --------
     Net income (loss)                    $ 5,996     $(16,854)      $ 14,855     $(18,028)
                                          -------     --------       --------     --------

Net income (loss) per share: Basic        $  0.16     $  (0.44)      $   0.39     $  (0.48)
                                          -------     --------       --------     --------

Net income (loss) per share: Diluted      $  0.15     $  (0.44)      $   0.37     $  (0.48)
                                          -------     --------       --------     --------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                NINE MONTHS ENDED
                                                         ------------------------------
                                                         SEPTEMBER 30,    SEPTEMBER 30,
                                                              1998             1997
                                                         -------------    -------------

Cash Flows from Operating Activities:
  Net income (loss)                                        $  14,855        $ (18,028)
  Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities
     Depreciation and amortization                            11,724           10,470
     Non-cash portion of non-recurring operating charge           --           11,000
     Changes in assets and liabilities
     Accounts receivable                                       3,408           22,481
     Inventories                                              16,868          (13,681)
     Other current assets                                      7,494           (7,314)
     Accounts payable                                         (4,986)          (9,751)
     Accrued expenses                                         (6,245)          14,746
     Deferred revenue                                         (1,668)             (56)
                                                           ---------        ---------
     Net cash provided by operating activities                41,450            9,867
                                                           ---------        ---------

Cash Flows from Investing Activities:
     Purchases of property and equipment                      (5,302)         (11,356)
     Decrease (increase) in investments, net                  (4,602)           4,363
     Increase in other assets                                   (181)            (706)
     Acquisitions (see Note 6)                                  (986)         (22,284)
                                                           ---------        ---------
          Net cash used in investing activities              (11,071)         (29,983)
                                                           ---------        ---------

Cash Flows from Financing Activities:
     Repayment of notes payable                               (2,580)          (1,509)
     Proceeds from the exercise of stock options               3,263            2,004
                                                           ---------        ---------
          Net cash provided by financing activities              683              495
                                                           ---------        ---------

Net Effect of Foreign Currency Translation                       656           (2,599)
                                                           ---------        ---------
Net increase (decrease) in Cash and Cash Equivalents          31,718          (22,220)
Cash and Cash Equivalents, beginning of period               106,972          127,741
                                                           ---------        ---------
Cash and Cash Equivalents, end of period                   $ 138,690        $ 105,521
                                                           =========        =========
Supplemental Disclosure of Cash Flow Information:
          Interest paid during the period                  $     245        $     352
                                                           =========        =========
          Income taxes paid during the period              $  10,562        $   6,852
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

     Cash Equivalents and Short-term Investments: Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following (in thousands):

                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          1998           1997
                                                      -------------  ------------

     U.S. government and government backed securities    $12,000       $20,047
     Municipal bonds                                      18,725         6,140
     Time deposits                                         2,000         6,749
     Commercial paper                                        458         2,016
     Other short-term investments                            552           550
                                                         -------       -------
                                                         $33,735       $35,502
                                                         =======       =======

Long-term investments are investment securities with original maturities of greater than one year and consist of the following (in thousands):

                                        SEPTEMBER 30,   DECEMBER 31,
                                            1998            1997
                                        -------------   ------------

     Municipal bonds                       $17,001         $10,165
     Other long term investments               500             969
                                           -------         -------
                                           $17,501         $11,134
                                           =======         =======

d. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

                                        SEPTEMBER 30,   DECEMBER 31,
                                            1998            1997
                                        -------------   ------------

     Raw materials                         $ 9,490         $ 9,235
     Work-in-process                         6,952           8,421
     Finished goods                         26,537          42,518
                                           -------         -------
                                           $42,979         $60,174
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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share:

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                           1998               1997             1998             1997
                                                        -------------     -------------     ------------     -------------
Shares outstanding for basic earnings per share:
Weighted average shares outstanding                       38,616             38,036            38,451           37,939
                                                          ======             ======            ======           ======

Shares outstanding for diluted earnings per share:
Weighted average shares outstanding                       38,616             38,036            38,451           37,939
Dilutive effect of options issued to employees             1,768                 --             1,581               --
                                                          ------             ------            ------           ------

                                                          40,384             38,036            40,032           37,939
                                                          ======             ======            ======           ======


The Company incurred a loss for the three and nine months ended September 30, 1997 and as a result excluded the dilutive effect of options from the determination of shares outstanding for dilutive earnings per share. If the options were included, the number of shares outstanding would have increased by
1.1 million and 1.5 million, respectively.

3. NON-RECURRING OPERATING CHARGE

During the third and fourth quarters of 1997 the Company recorded a non-recurring operating charge of $34.5 million, of which $28 million was recognized in the third quarter. The non-recurring operating charge included the write-downs and write-offs of certain assets and accrual of costs related to a significant workforce reduction. The charge consisted of the following (in thousands):

            Write-off of in-process research and development     $13,200
            Legal settlement and related costs                     8,000
            Severance, benefits and related costs                  9,000
            Idle capacity and lease termination costs              2,700
            Asset impairment                                       1,600
                                                                 -------
                                                                 $34,500
                                                                 =======

As of September 30, 1998, $4.2 million was included in accrued expense relating to the non-recurring operating charge.

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

The Company has terminated the employment of a total of 228 employees. Of this total, 79 employees are associated with the consolidation of the veterinary practice management software business into the Eau Claire, Wisconsin facility, 57 employees are associated with the consolidation of sales, marketing and distribution operations in Europe, 33 employees are associated with reductions in domestic sales and marketing operations, 18 employees are associated with reductions in sales and marketing operations in the Pacific Rim region, 16 employees are associated with the closure of the Sunnyvale, California research and development facility and 25 employees are associated with a reduction in positions in management and financial operations. As of September 30, 1998, the severance program was essentially complete except for the consolidation of the European facilities scheduled to occur in the fourth quarter of 1998.

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

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                   1998           1997            1998           1997
                                               ------------   ------------    ------------   ------------

  Net income                                     $ 5,996       $ (16,854)       $14,855       $ (18,028)
  Other comprehensive income, net of tax
     Foreign currency translation adjustments        844            (365)           400          (1,559)
                                                 -------       ----------       -------       ---------
  Comprehensive income (loss)                    $ 6,840       $ (17,219)       $15,255       $ (19,587)
                                                 =======       =========        =======       =========

5. COMMITMENTS AND CONTINGENCIES

From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Except as noted below with respect to the patent infringement suit filed by Synbiotics Corporation, the Company is not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue in the three month period ended September 30, 1998 was attributable to products incorporating certain immunoassay technologies and products relating to the diagnosis of canine heartworm infection. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

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

On January 9, 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned ROBERT A. ROSE V. DAVID E. SHAW, ERWIN F. WORKMAN, JR., E. ROBERT KINNEY AND IDEXX LABORATORIES, INC. The plaintiff purports to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claims that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. The complaint also claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaint claims that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. While the Company and other defendants deny the allegations and will defend this suit vigorously, the Company is unable to assess the likelihood of an adverse result or estimate the amount of damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages may adversely affect the Company's results of operations.

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

7. SUBSEQUENT EVENTS

On October 1, 1998, the Company acquired all of the shares of capital stock of Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge"), located in Greensboro, North Carolina, in consideration for $39.1 million in cash, promissory notes in the aggregate principal amount of $7.8 million, 114,894 shares of the Company's common stock and warrants to purchase 805,519 shares of the Company's common stock. In addition, the Company agreed to issue up to 1,240,875 additional shares of its common stock based on the achievement of certain operating targets through 2004.

The notes, which bear interest at a rate of 5.5% annually and mature October 1, 2000, were issued to certain key employees of Blue Ridge. The Company's obligations to repay the notes are contingent, with certain exceptions, upon such employees continuing to be employed by Blue Ridge or the Company on the maturity date. The 114,894 shares are issuable by the Company on October 1, 2001 to a key employee of Blue Ridge, and the Company's obligation to issue the shares is contingent, with certain exceptions, on such employee continuing to be employed by Blue Ridge or the Company on that date.

The company will account for this acquisition under the purchase method of accounting.

ITEM 2.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Total revenue for the third quarter of 1998 increased 9% to $78.5 million from $71.7 million for the third quarter of 1997. Total revenue for the nine months ended September 30, 1998 increased 24% to $237.2 million from $191.2 million for the first nine months of 1997.

The increase in total revenue for the quarter ended September 30, 1998 compared to the same period in 1997 was principally attributable to increased sales of veterinary test kits and consumables, increased sales of products for use in food and water testing, increased sales of veterinary reference laboratory services, and increased revenue in the Company's practice management software division. These increases were partially offset by lower sales of veterinary instruments. The increase in revenue for the nine-month period ended September 30, 1998 as compared to the same period in the prior year was principally attributable to the same factors noted for the three-month period. Reduced sales levels of the Company's veterinary test kits and consumables for the nine months ended September 30, 1997 were principally a result of a program to reduce U.S. distributor inventories of these products. This program was substantially completed by the end of the quarter ended June 30, 1997. Sales of test kits and consumables resumed growth following this one-time reduction in distributor inventories. Unit sales of instruments have continued to decline primarily as a result of high market penetration, a restructuring of sales channels and a shift in sales emphasis toward consumables.

International revenue increased 9% to $21.1 million in the third quarter of 1998, and 6% to $65.6 million for the nine months ended September 30, 1998, compared to $19.3 million and $61.7 million, respectively, for the prior year periods. Revenues increased by 10% to $12.8 million and 2% to $38.9 million in Europe for the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in the prior year. Revenues from the Company's European subsidiaries, transacted in local currencies, increased approximately 8% and 4% for the three- and nine-month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. Increased sales of veterinary consumables and food and water testing products were largely offset by decreases in the number of instruments sold. Revenues decreased by 1% to $4.5 million and increased 16% to $15.7 million in the Pacific Rim region (Japan, Australia, Taiwan and other Asia) for the three- and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997. Revenue from the Company's Pacific Rim region, transacted in local currencies, increased approximately 17% and 30% for the three- and nine-month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. The decrease in revenues in the Pacific Rim for the three-month period ended September 30, 1998 is primarily due to lower sales of veterinary instruments partially offset by higher sales of products for use in food testing, veterinary test kits and laboratory services resulting from the December 1997 acquisition of a veterinary reference laboratory in Australia. The increase in revenues in the Pacific Rim for the nine-month period ended September 30, 1998 is primarily due to increased sales of veterinary test kits and consumables and the inclusion of sales from the Australian laboratory, partially offset by a decline in instrument sales. Increases in revenue in South America were partially offset by decreases in Canada.

Gross profit as a percentage of revenue was 51% for the three- and nine-month periods ended September 30, 1998, respectively, and 47% and 48% for the same periods in 1997. Higher sales of higher gross margin veterinary test kits and consumables and lower sales of lower margin instruments were partially offset by increased sales of lower margin veterinary practice management software products and services and veterinary laboratory services. In the accompanying financial statements, the Company has reclassified certain 1997 courier costs in its veterinary laboratory business from sales and marketing into cost of sales to conform to 1998 presentation.

Sales and marketing expenses were 20% of revenue for the three- and nine-month periods ended September 30, 1998, respectively, compared to 23% and 27% respectively, for the same periods in 1997. The decrease as a percentage of revenue and the dollar decreases of $1.3 million and $3.3 million, respectively, are principally attributable to a decrease in salary and related expenses resulting from workforce reductions.

Research and development expenses were 7% and 6% of revenue for the three- and nine-month periods ended September 30, 1998 compared to 6% for the same periods in 1997. In dollars, such expenses increased 11% and 26% for the three- and nine-month periods ended September 30, 1998, respectively, as compared to the same period in 1997, reflecting additional resources and related overhead to support product development, partially offset by the closure of the Company's research facility in Sunnyvale, California.

General and administrative expenses were 15% and 16% of revenue for the three and nine-month periods ended September 30, 1998, respectively, compared to 15% and 17%, respectively, for the same periods in the prior year. The dollar increase of $0.8 million for the three-month period ended September 30, 1998 is principally attributable to an increase in management incentive compensation, additional legal expense and additional costs associated with management training, partially offset by lower salaries and related costs as a result of workforce reductions and favorable foreign currency exchange gains. Legal expenses incurred in connection with the settlement of patent litigation with Barnes-Jewish Hospital in September 1997 were included in the non-recurring operating charge taken during that period. The dollar increase of $5.9 million for the nine-month period ended September 30, 1998 in comparison to the same period in 1997 is principally attributable to an increase in management incentive compensation, additional costs associated with veterinary laboratories, an increase in consulting expenses associated with business restructuring, and additional costs associated with management training and recruiting, partially offset by a lower provision for uncollectible accounts.

Net interest income was $2.0 million and $5.3 million for the three- and nine-month periods ended September 30, 1998 as compared to $1.6 million and $5.1 million for the same periods in 1997. The increases are due to an increase in the average balance of cash and investments.

The Company's effective tax rate was 39% for the three- and nine-month periods ended September 30, 1998 compared to 31% and 32% for the same periods in 1997. The 1997 tax rate reflects the write-off of non-deductible goodwill included in the non-recurring charge.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash, cash equivalents, and short-term investments of $172.4 million and $219.3 million of working capital. On
October 1, 1998, the Company used $39.1 million in cash in connection with the acquisition of Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge"). See Note 7 to Consolidated Financial Statements.

The Company believes that current cash and short-term investments and funds expected to be generated from operations will be sufficient to fund the Company's current operations for the foreseeable future.

FUTURE OPERATING RESULTS

The future operating results of the Company are subject to a number of factors, including without limitation, the following:

The Company's business has grown significantly over the past several years as a result of both internal growth and acquisitions of products and businesses. The Company has consummated a number of acquisitions since 1992, including five acquisitions in 1997 and two acquisitions to date in 1998, and may make additional acquisitions. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses, and managing growth requires a significant amount of management time and skill. There can be no assurances that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth.

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

The Company's future success will depend in part on its ability to continue to develop new products and services both for its existing markets and for any new markets the Company may enter in the future. The Company believes that it has established a leading position in many of the markets for its animal health diagnostic products and services, however, the maintenance and any future growth of its position in these markets is dependent upon the successful development and introduction of new products and services. The Company also plans to devote significant resources to the growth of its newer businesses, including the Blue Ridge veterinary pharmaceutical business, the Company's food, hygiene and environmental business and its veterinary laboratory business. The Company's operating experience and product and technology base in these businesses are more limited than in its animal health diagnostic product markets. There can be no assurance that the Company will successfully complete the development and commercialization of products and services for these and other new businesses. While Blue Ridge has a number of veterinary pharmaceutical products under development, the Company will not derive material revenues from the sale of veterinary pharmaceutical products until one or more of such products is commercialized. The Company expects that Blue Ridge will incur losses at least through 1999, although the Company believes that these losses will not have a material adverse effect on the Company's results of operations.

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

For the nine months ended September 30, 1998, international revenue was $65.6 million, or 28% or total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards that my be different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

YEAR 2000

Historically, certain computer programs have been written using two digits, rather than four digits, to define the applicable year. This could lead, in many cases, to a computer's recognizing a date using "00" as 1900 rather than the year 2000. This phenomenon could result in major computer system failures or miscalculations, and is generally referred to as the "Year 2000" problem or issue. The Company is in the process of identifying and resolving Year 2000 issues associated with the Company's information technology ("IT") and non-IT internal systems, the products and services sold by the Company, and the products and services supplied by outside vendors. The following discussion first summarizes the Company's efforts to identify and resolve Year 2000 issues and then addresses total costs, most reasonably likely worst case scenarios, contingency plans, and the basis for current estimates relating to such efforts.

The Company's worldwide accounting system is Year 2000 ready, and throughout 1998 and 1999 the Company expects to complete implementation of any needed Year 2000 related modifications to its other IT systems. The Company is also currently assessing its internal non-IT systems and expects to complete testing and any needed modifications to these systems prior to 2000. Although the Company does not believe that it will incur material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurance that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products.

The Company's Year 2000 effort has included testing products currently or recently offered by the Company for Year 2000 issues. A substantial majority of the Company's products, including its instrument-based diagnostic systems and a majority of its installed base of veterinary practice management software systems, already are Year 2000 ready. The Company expects that by the end of 1998 all practice management systems offered by the Company will be Year 2000 ready. For products that were identified as needing updates to address Year 2000 issues, the Company has prepared or is preparing updates, or has removed or plans to remove such products from its product offerings. Some of the Company's customers are using product versions that the Company will not support for Year 2000 issues; the Company is encouraging these customers to migrate to current product versions that are Year 2000 ready. Notwithstanding these efforts, there can be no guarantee that one or more current Company products do not contain Year 2000 issues that may result in material costs to the Company.

Because a portion of the Company's business involves the sale of software products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its software products is likely to be greater than that of companies that do not sell software products. Because computer systems may involve different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 issue. As a result, the Company may be subjected to Year 2000 related lawsuits independent of whether its products and services are Year 2000 ready. The outcomes of any such lawsuits and the impact on the Company cannot be determined at this time.

The Company has queried its important suppliers and vendors to assess their Year 2000 readiness. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these suppliers and vendors will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The Company also intends during 1999 to query key resellers of Company products regarding Year 2000 readiness. No assurances can be given regarding the state of readiness of such resellers.

The Company's total cost relating to Year 2000 related activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company believes that necessary modifications will be made on a timely basis. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of such modifications, or that the Company's suppliers, resellers and customers will adequately prepare for the Year 2000 issue. It is possible that any such delays, increased costs, or supplier, reseller or customer failures could have a material adverse impact on the Company's operations and financial results.

The most reasonable likely worst case Year 2000 scenarios for the Company would include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, and (iii) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, material delivery, security systems, etc.). The Company currently does not have a contingency plan in the event of a particular system not being Year 2000 ready. Such a plan will be developed if it becomes clear that the Company is not going to achieve its scheduled compliance objectives. If the Company does not become Year 2000 ready in a timely manner, the Year 2000 issue could have a material adverse impact on the Company's operations by, for example, impacting the Company's ability to deliver products or services to its customers.

Current estimates of the costs of the project and the information on which the Company believes it will complete the Year 2000 modifications are based on certain assumptions regarding future events, including the continued availability of certain resources, assurances received from third parties, and other factors. However, there can be no guarantee that these estimates will be achieved or that this information is accurate, and therefore the actual results could differ materially from those anticipated. Specific factors might include, but are not limited to, the availability and cost of personnel trained in this area, the degree of cooperation and preparedness of third parties, the ability to locate and correct all relevant computer codes, and other uncertainties.

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

ITEM 5. -- OTHER INFORMATION

Proposals of stockholders submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders must be received by the Secretary of the Company at its principal office in Westbrook, Maine, not later than December 14, 1998. In addition, the Company's by-laws require that the Company be given advance notice of matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be received by the Secretary of the Company, at the principal offices of the Company no later than March 14, 1999 or 60 days before the date of the 1999 Annual Meeting, whichever is later.

ITEM 6. -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27 Financial Data Schedule for the Quarterly Report on Form 10-Q for the nine month period ended September 30, 1998.

     (b) Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           IDEXX LABORATORIES, INC.

Date: November 12, 1998

                           /s/ Ralph K. Carlton
                           -----------------------------------------------------
                           Ralph K. Carlton, Senior Vice President,
                           Finance and Administration and
                           Chief Financial Officer (Principal Financial Officer)