Form 10-K405
period 1998-12-31
IDEXX LABORATORIES INC /DE
filed 1999-03-31
CIK 874716

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transition Period From __________To
       __________.

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_ .

    Based on the closing sale price on March 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $891,213,126. For these purposes, the registrant considers all of its Directors and executive officers and The Jackson Laboratory to be its only affiliates.

    The number of shares outstanding of the registrant's Common Stock was 39,069,039 on March 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

                    LOCATION IN FORM 10-K                              INCORPORATED DOCUMENT
                                Part III                     Specifically identified portions of the Company's
                                                             definitive proxy statement to be filed in connection
                                                             with the Company's Annual Meeting to be held on
                                                             May 19, 1999 are incorporated herein by reference.

                             Parts I and II                  Specifically identified portions of the Company's
                                                             Annual Report to Stockholders for the year ended
                                                             December 31, 1998 are incorporated herein by reference.

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results" in the Company's 1998 Annual Report to Stockholders incorporated herein by reference.

================================================================================

ITEM 1. BUSINESS

    IDEXX Laboratories, Inc., incorporated in Delaware in 1983 (the "Company" or "IDEXX", which includes wholly-owned subsidiaries unless the context otherwise requires), develops, manufactures and distributes products and provides services for veterinary, food and environmental markets. Within these markets, the Company's products and services include biology-based detection systems, chemistry-based detection systems, laboratory testing and specialized consulting services, veterinary practice information management software systems and related services and pharmaceutical products. The substantial majority of the Company's revenue is currently derived from the sale of veterinary diagnostic products and services and veterinary practice information management systems and services, where the Company believes it holds leading market positions. The Company's veterinary diagnostic products are used by veterinarians to detect and monitor diseases, physiologic disorders, immune status, hormone and enzyme levels, blood chemistry, electrolyte levels, blood cell counts and other substances or conditions in animals. The Company's software products are designed to provide comprehensive information management solutions for veterinary clinics. The veterinary laboratory testing and consultation services provided by the Company are used by veterinarians to assist them in the detection and diagnosis of disease status and other conditions in animals. The Company is also developing products for veterinary therapeutic applications. The Company's food and environmental testing products and services and consultative services are used to detect various contaminants in food, food processing environments and water, to assist in maintaining safe food and food processing environments and to assist in disease detection, management and eradication in food production animals.

    The Company currently offers products to customers in more than 50 countries. The Company has developed leading positions in many of its markets by identifying user needs and offering high-quality, cost-effective product and service solutions backed by extensive customer support. The Company's veterinary and food and environmental test products incorporate a range of delivery systems and detection technologies which are tailored to particular applications and customer needs. These products range from single-use, handheld immunoassays that yield a simple positive or negative result and instrument-based systems that perform quantitative testing on a range of sample volumes to approximately 350 dehydrated culture media products. Through its 1997 acquisitions of Advanced Veterinary Systems and Professionals' Software, Inc., the Company has become the leading U.S. supplier of veterinary practice information management software systems. Through locations in the U.S., England, Japan and Australia, the Company provides rapid, affordable, high-quality laboratory services to veterinarians. In October 1998, the Company acquired Blue Ridge Pharmaceuticals, Inc., a company engaged in the development of novel therapeutics for the veterinary market.

    In developing its businesses, the Company has employed a number of strategies, including the licensing of human diagnostic technology and the adaptation of that technology for veterinary applications, internal research and development, strategic acquisitions, and an emphasis on single use products and instrument-based products that offer a significant opportunity for repeatable sales of associated consumables. The Company's strategy is to maintain and build upon its market-leading positions in veterinary diagnostics, veterinary practice information management software and water testing products through continued product support, development and enhancement, and to exploit opportunities created by the continuing integration of the Company's diverse veterinary products and services and by the development of an integrated and comprehensive offering of products and consulting services to food processors. The Company also will continue to evaluate acquisition, licensing and other opportunities in complementary areas within the veterinary and food and environmental markets.

================================================================================

    IDEXX(R), Better Choice(TM), Bind(R), Cardiopet(R), CITE(R), Colilert(R), Colisure(TM), Defined Substrate Technology(R), DiaSystems(TM), DST(R), Enterolert(TM), FlockChek(R), HerdChek(R), IDEXX Food Safety Net(TM), IDEXX VetLab(TM), LacTek(TM), Lightning(R), Parallux(TM), Patient Advisor(TM), PetChek(R), Probe(R), Quanti-Tray(R), SNAP(R), SimPlate(TM), Veterinary Practice Manager(TM), VetLyte(R) and VetTest(R) are trademarks of the Company. Autoread(TM), QBC(R) and VetAutoread(TM) are trademarks of Becton Dickinson and Company (Becton). Cornerstone(R) is used under license by the Company. Windows(R) is a trademark of Microsoft Corporation.

PRODUCTS AND SERVICES

    The Company operates in two primary business areas: products and services for the veterinary market and products and services for food and environmental markets.

*  VETERINARY PRODUCTS AND SERVICES

         IMMUNOASSAYS

    The Company provides a broad range of point-of-care diagnostic products for use by veterinarians in testing for a variety of companion animal diseases and health conditions. The Company markets a line of single-use, hand-held test kits, under the SNAP, CITE Probe and CITE trademarks, to veterinary clinics and animal hospitals for the detection of diseases and other conditions in dogs, cats and horses. These trademarks designate different testing delivery systems, each of which is designed to address different customer needs and to allow quick (in most cases, less than ten minutes), accurate and convenient testing without the need for laboratory equipment. These products enable veterinarians to provide improved service to animal owners by delivering test results almost immediately, allowing the veterinarians to initiate therapy during the office visit, if required.

    The Company's test kits incorporate immunoassay technology based on antibody-antigen reactions. Antibodies are proteins produced as a result of an immune response, a biological mechanism that enables certain animals to recognize and respond to substances foreign to the body, called antigens. Antibodies are produced by the immune system specifically to bind to these antigens and also signal other immune system cells to assist in eliminating the antigen. Antigens include viruses, bacteria, parasites, and hormones. In immunoassay-based tests, a sample containing an unknown quantity of the analyte is mixed with one or more reagents. Certain of these reagents contain either antibodies or antigens that bind in a highly specific manner to the analyte. Certain reagents are labeled with an indicator chemical, which identifies the presence or absence of the analyte. In some cases results can be read visually; in others, instruments are used to determine the results.

    The Company's veterinary immunoassays use enzyme labels to indicate the presence or absence of a specific analyte. In these enzyme-linked immunosorbent assays ("ELISA"), the test results are measured through a color change, which varies in proportion to the amount of the analyte present in the sample.

    The Company offers SNAP immunoassays to detect feline leukemia virus ("FeLV") in cats and heartworm disease in dogs and cats. The Company also has developed and markets a combination test, the SNAP Combo FeLV/FIV, which enables veterinarians to test simultaneously for FeLV and feline immunodeficiency virus ("FIV") (which resembles the human AIDS virus). Other small animal assays include tests for Lyme disease in dogs, thyroid hormone levels in dogs and cats, and parvovirus, which causes a gastrointestinal disease in dogs. The Company's equine product tests for immune status in newborn foals.

    The Company also markets a line of ELISA microwell-based test kits, under the PetChek name, for testing in larger clinics and independent laboratories serving the veterinary market. PetChek tests offer accuracy, ease of use and cost advantages to high-volume customers. The Company currently sells PetChek tests for feline leukemia virus, feline immunodeficiency virus and heartworm disease. The Company also markets a microwell-based test kit for feline coronavirus under the DiaSystems trade name.

         INSTRUMENTS

    The Company markets four instrument systems for use in veterinary clinics. These instruments are distributed under the trade names of VetTest, QBC(R) VetAutoread(TM), VetLyte and VetTest SNAP Reader.

    VETTEST ANALYZER. The VetTest blood chemistry analyzer is used to measure levels of certain enzymes and other substances in blood in order to assist the veterinarian in diagnosing physiologic conditions. Twenty-one separate blood chemistry tests can be performed on the VetTest analyzer. The system is capable of running up to 12 tests at a time on a single sample. The Company also offers prepackaged general health profiles which include 12 frequently used chemistries and pre-anesthetic panels for young animals consisting of six chemistries each. Commonly run tests include glucose, alkaline phosphate, albumin, creatinine, urea and total protein. VetTest analyzers are manufactured for the Company by Tokyo Parts Industrial Co. under an agreement that renews annually unless either party notifies the other of its decision not to renew. The dry chemistry slides used in the VetTest analyzer (the "VetTest Slides") are supplied by Johnson and Johnson Clinical Diagnostics, Inc. ("J&J") under a Supply Agreement with J&J (as amended, the "J&J Agreement"). The Company is required to purchase all of its requirements for slides from J&J to the extent available. In addition, the Company has committed to minimum annual purchase volumes of certain chemistry VetTest Slides during the term of the J&J Agreement. The J&J Agreement does not prohibit J&J from selling comparable slides or licensing its slide technology for use in veterinary applications and J&J currently sells comparable slides for use in its own analyzer, which is primarily designed for human applications but is also used in the veterinary market. Although the Company does not believe sales by J&J in the veterinary market currently have a material adverse effect on the business of the Company, there can be no assurance that such sales will not have such a material adverse effect in the future. The J&J Agreement expires on December 31, 2006 and contains provisions for the negotiation of a renewal term of five years.

    QBC(R) VETAUTOREAD(TM) HEMATOLOGY SYSTEM. The QBC(R) VetAutoread(TM) hematology system is used to evaluate certain components of blood. This hematology instrument is based on Quantitative Buffy Coat technology, which uses centrifugal force to separate a blood sample into its key components. The blood sample is spun at high speed in a proprietary test device, and the different components of the blood separate by density. The QBC(R) VetAutoread(TM) hematology system scans the blood tube, quantifies the different components and calculates parameters. These values are then compared to normal ranges contained in the software of the instrument, which assists the veterinarian in determining if there are disease states indicated that require further investigation. Key components evaluated are red blood cells (anemia/internal bleeding), white blood cells (infection, immunosuppression, allergy), and platelets (clotting capability). The QBC(R) VetAutoread(TM) hematology system is based on the Becton QBC(R) Autoread(TM) hematology system sold to physicians in private practices for human applications. The QBC(R) VetAutoread(TM) hematology system is manufactured for IDEXX by Becton, and is covered by a development and distribution agreement which requires Becton to supply instruments to IDEXX through 2001 and reagents through 2003. IDEXX has committed to minimum annual purchases of instruments and reagents under the agreement.

    VETTEST SNAP READER. The VetTest SNAP Reader allows the veterinarian to obtain quantitative measurement of hormones including T4 and cortisol. These measurements assist the veterinarian in diagnosing and monitoring the treatment of certain endocrine diseases, such as hyper- and hypo-thyroidism, Cushing's syndrome and Addison's disease. In addition, the analyzer allows the veterinarian to monitor the effect of treatment on these diseases. The VetTest SNAP Reader is a module which can be integrated into the VetTest chemistry analyzer. Samples and reagents are introduced to the instrument using the Company's SNAP device. The quantitative measurement is performed automatically with results available for interpretation in less than 15 minutes after sample introduction. The results are downloaded and displayed on the VetTest analyzer.

    VETLYTE SYSTEM. The VetLyte system is used for measuring three electrolytes -- sodium, potassium and chloride -- to aid in evaluating water and electrolyte balances and assessing plasma condition. Samples are introduced to the instrument through a probe. The assay operation, including the addition of reagents from an enclosed solution pack, is performed automatically. Test results are available in less than one minute after sample introduction and are either displayed on the VetLyte instrument or downloaded to the VetTest instrument.

    The Company also provides computer software which facilitates the integration of results obtained on these four systems. This linkage of the four instrument systems as part of the IDEXX VetLab (the combination of the VetTest, QBC(R) VetAutoread(TM), VetLyte and VetTest SNAP Reader instruments) allows the veterinarian to produce a report containing the same types of information in a more timely manner than would typically be provided by commercial laboratories performing the same tests. A veterinarian using the Company's Better Choice practice management software system can also automatically transfer results obtained from the IDEXX VetLab to the applicable patient records. The Company expects to introduce in 1999 similar links to its other practice management systems, Cornerstone and Veterinary Practice Manager.

         VETERINARY LABORATORY AND CONSULTING SERVICES

    The Company offers commercial veterinary laboratory and consulting services to approximately 4,500 veterinary clinics in the U.S. through facilities located in Arizona, California, Colorado, Illinois, New Jersey, Oregon and Texas. Through subsidiaries located in the United Kingdom, Japan and Australia, the Company offers commercial veterinary laboratory services to approximately 4,000 veterinary clinics located in those countries. Veterinarians use the Company's services by submitting samples by courier or overnight delivery to the appropriate Company facility based on location, type of sample and workload at the facility. The commercial reference laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in production and companion animals. Services include chemistry, hematology, and pathology.

    Additionally, the Company provides specialized veterinary consultation and advisory services, including cardiology, radiology, internal medicine, dermatology and ultrasound consulting. These services permit veterinarians to obtain readings and interpretations of test results transmitted by telephone from the veterinarians' offices. The services can be provided during the course of a visit, thereby giving veterinarians immediate access to specialists. The Company employs or retains as consultants approximately 33 board-certified specialists, who handle over 70,000 cases per year for over 9,000 veterinary clinics and hospitals in the U.S., Canada and approximately 12 other countries.

    Approximately 70%, 71% and 80% of the Company's total revenues were derived from sales of veterinary diagnostic products and services in 1998, 1997 and 1996, respectively.

         INFORMATICS PRODUCTS AND SERVICES

    The Company's informatics business was formed in 1997 with the acquisition of Advanced Veterinary Systems, located in Eau Claire, Wisconsin, and Professionals' Software, Inc., located in Effingham, Illinois. In 1998 most operations were consolidated in Eau Claire, Wisconsin. The Company provides comprehensive veterinary practice information management solutions designed to assist veterinarians in delivering high quality medical care and increasing the profitability of their businesses. The Company believes that it is the leading provider of veterinary practice information management systems ("PIMS") in the U.S. with an installed based of more than 8,000 of the approximately 21,000 veterinary hospitals in North America. The Company supplies software, hardware, network design, installation, education and support for companion animal, food animal, equine, and emergency veterinary practices.

    The Company's two principal software products are its Cornerstone and Better Choice systems.

    CORNERSTONE. The Company's lead PIMS product is Cornerstone, a proprietary Windows-based software product that assists veterinarians in all aspects of veterinary hospital management, including maintaining client and patient records, appointment scheduling, invoicing, billing, dispensing and inventory management. The software facilitates sending reminders of needed health care to selected customers and assists in the management of critical business functions such as pricing, client analysis, and staff productivity. The software is sold as a core package with additional, optional modules. Optional modules include an advanced client communication module, Patient Advisor, and an image management program that allows the clinic to transmit radiographs and other images over the internet to consultants for expert second opinions. The Company believes that Cornerstone is the most widely-used Windows-based PIMS in veterinary medicine with over 1,000 installations.

    BETTER CHOICE. The Company also offers an AccuCobol-based PIMS, Better Choice, that is especially well suited for practices with multiple locations because of its ability to share records across sites. Better Choice also has features particularly useful for livestock, equine and emergency practices. The program is compatible with both Unix and Windows operating systems. Optional modules allow direct transmission of results from the IDEXX VetTest blood chemistry analyzer to the hospitals' patient records and transmission of digitized radiographs and other images to the Company's veterinary medical specialists via the internet.

    The Company provides software and hardware support for its Cornerstone, Better Choice, and Veterinary Practice Manager products and derives a significant proportion of its revenues from ongoing service contracts.

         VETERINARY PHARMACEUTICALS

      In October 1998 the Company acquired Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge"), a privately-held company engaged in the development of novel therapeutics for the veterinary market. Blue Ridge was formed in 1996 to develop products for therapeutic applications in companion animals and livestock that might not fit the strategic goals of larger pharmaceutical companies marketing both human and veterinary products. The Company believes that most research and development at larger multi-national pharmaceutical companies is dedicated to products expected to result in gross sales in excess of $50 million, and that substantial opportunities exist for the development and sale of niche products solely for the veterinary market. Blue Ridge currently has a number of products in the registration process with the Center for Veterinary Medicine ("CVM") of the U. S. Food and Drug Administration ("FDA"). These products include antibiotics using long-acting delivery technologies and fertility enhancement products.

* FOOD AND ENVIRONMENTAL PRODUCTS AND SERVICES

    The Company sells a variety of detection products that help assure the safety and wholesomeness of water and food, such as drinking water, dairy products, poultry and meat, and food processing environments. Detection targets include microbial contaminants such as total coliforms, E. coli and enterococci, pathogenic bacteria such as Salmonella, and other contaminants such as food and antibiotic residues. The Company also provides a broad range of diagnostic products to food animal producers and government customers for disease surveillance and eradication and health management programs.

         WATER TESTING PRODUCTS

    The Company's Colilert and Colisure tests, based on Defined Substrate Technology ("DST"), simultaneously detect total coliforms and E. coli in water. These organisms are broadly used as indicators of microbial contamination. The Company's DST products utilize indicator-nutrients which produce a change in color or fluorescence when metabolized by target microbes in the sample. Colilert and Colisure tests serve as a rapid method for determining the presence or absence of both total coliforms and E. coli, with results available in 24 hours, or 18 hours in the case of the Colilert-18 media. Colilert and Colisure tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with U.S. Environmental Protection Agency ("EPA") standards. The tests are also used in evaluating water used in production processes (for example, in food, beverage and pharmaceutical applications) and in evaluating bottled water, recreational water and water from private wells.

    The Company's Enterolert product is also based on DST and detects enterococci in recreational waters, with results available in 24 hours. The Quanti-Tray device, when used in conjunction with the Company's Colilert, Colilert-18 or Enterolert products, enables users to test for microbiological contamination, and to obtain quantitative results without the time-consuming steps associated with traditional methods. The Company's Colilert, Colilert-18, and Quanti-Tray products have been approved by the EPA. In addition, the Colilert test has also been approved in Japan, Brazil, Argentina, Colombia, Chile, New Zealand and parts of Australia, and is under evaluation by regulatory agencies in Europe and certain other countries in South America.

         FOOD SAFETY AND HYGIENE PRODUCTS AND SERVICES

    The Company currently offers several test kits which are used by worldwide dairy producers, food companies and government laboratories to test for antibiotic residues in milk. Dairy farmers and food producers use these tests for incoming quality assurance of raw milk, and government and food quality managers use them for ongoing surveillance of food safety. IDEXX dairy and food quality tests are designed for convenience in field and laboratory testing applications and are calibrated to detect analytes at specified levels. While many of these tests are read visually, the Company's reader instrument also enables users to obtain confirmation and a printed record of test results for antibiotic residues in milk. In 1999 the Company expects to introduce the Parallux system, a fully automated instrument for detecting antibiotic residues in milk.

    The Company's hygiene products, marketed under the Lightning trade name, are designed for rapid and convenient testing of cleaning effectiveness in food processing plants and retail outlets. The Lightning system consists of a unit-dose testing device, which is used to swab processing and other surfaces to measure levels of adenosine triphosphate ("ATP"), which is a commonly used indicator of the presence of food residue, and a portable luminometer used to read test results. Detection of ATP is accomplished by bioluminescence, the production of light by the reaction between the swab reagents and ATP. Results may be obtained within one minute after a surface is swabbed. The luminometer also may be easily linked to a printer or computer to enable users to maintain records of test results.

    The Company's SimPlate product line consists of proprietary media and a patented incubation vessel which detect and quantify various microorganisms in food, including total bacterial count, total coliforms, E. coli, and yeast and mold. The SimPlate device is used with the Company's Defined Substrate Technology or Multiple Enzyme Technology media, with results available in 24-48 hours. Multiple Enzyme Technology media correlates enzyme activity to the presence of microorganisms in food using multiple enzyme substrates which generate a visible signal when hydrolyzed by bacterial enzymes. Reading and quantification of total viable bacteria is achieved by incubating the media with the food sample in the SimPlate device for 24 hours and then counting the fluorescent wells. The total count of fluorescent wells is then compared against a most probable number table to determine the number of bacteria present in the sample. The SimPlate product line is used by food quality managers for ongoing surveillance of food safety.

    The Company's BIND test uses genetically engineered bacteriophage to screen for the presence of a broad range of Salmonella organisms in finished food products, ingredients and animal feeds. BIND gives results in approximately 22 hours, more rapidly and without the time-consuming steps associated with traditional methods.

    The Company also produces a line of more than 350 dehydrated culture media products. These products are used primarily for bacterial detection in the food industry.

    In 1998, the Company introduced the IDEXX Food Safety Net, which is intended to offer a comprehensive and integrated network of products and laboratory consulting services to food producers to help improve the effectiveness of their food safety and quality programs. The network is intended to combine offerings of the Company's food testing products with reference laboratory testing services and consulting services, including food safety education and training, food safety auditing, crisis management and response, and regulatory awareness.

         PRODUCTION ANIMAL SERVICES

    The Company's HerdChek product line consists of immunoassay kits and related instruments which detect diseases in swine and cattle, including an often fatal, highly contagious disease in swine caused by pseudorabies virus ("PRV") and a disease in cattle caused by infectious bovine rhinotracheitis ("IBR"). The product line also includes a test for porcine reproductive respiratory syndrome ("PRRS"), a swine disease that has been shown to have a severe health impact on infected herds, and for a cattle disease known as mycopbacterium paratuberculosis ("Johne's disease"), which can cause significant economic loss for cattle producers.

    The Company has three test kits based on DNA probe technology, marketed under the name IDEXX DNA Probe, for the diagnosis of Johne's disease in cattle, and Mycoplasma gallisepticum ("MG") and Mycoplasma synoviae ("MS") infections in poultry. Respiratory infections caused by MG or MS cause significant economic loss for poultry breeders. DNA probes offer a direct means of detecting the presence of certain organisms through the recognition of specific DNA sequences.

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

    Approximately 22%, 24% and 19% of the Company's revenues were derived from sales of food and environmental products and services in 1998, 1997 and 1996, respectively.

MARKETING AND DISTRIBUTION

    IDEXX markets, sells and services its products in more than 50 countries through its marketing, sales and technical service groups as well as through independent distributors and other resellers. The Company maintains sales offices outside the U.S. in Australia, France, Germany, Italy, Japan, New Zealand, the Netherlands, Spain, Taiwan and the United Kingdom.

    The Company selects the appropriate distribution channel for its products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. The Company markets its veterinary diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel and test kits supplied both via the distribution channel and directly. Outside the U.S., IDEXX sells its veterinary diagnostic products through independent distributors and other resellers and, in certain European countries, Australia, Japan, Taiwan and Canada, through its direct sales force. The Company markets its software products and veterinary laboratory services through its direct sales force. The Company markets its water and food safety products primarily through its direct sales force in the U.S. and Canada. Outside the U.S. and Canada, IDEXX markets these products through its direct sales force and through selected independent distributors in certain markets. The Company markets its livestock and poultry diagnostic products directly to laboratories and other customers through IDEXX salespeople located in the U.S., Europe, Japan, Canada, Australia, Brazil and Taiwan. Those products are also sold through distributors in Japan, Southeast Asia, the Middle East and parts of Eastern Europe.

    In 1998, 1997 and 1996, 28%, 32% and 34%, respectively, of the Company's revenue was attributable to sales of products and services to customers outside the U.S. Risks associated with foreign operations include the need for additional regulatory approvals, possible disruptions in transportation of the Company's products, the differing product needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. The Company engages in limited hedging activities to reduce the effect of foreign currency fluctuations on its earnings.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are focused on the enhancement of its existing detection systems; the development of new test kits for additional diagnostic applications, new types of detection systems incorporating advances in immunology, cell and molecular biology, microbiology, DNA probes and other technologies and therapeutics;

enhancement of its practice information management software systems; and the development of novel veterinary therapeutics. The Company seeks to enhance its competitive position in each of its markets by developing new products to meet evolving customer needs. These new products include both enhancements of existing products and the introduction of products based on new technologies or delivery systems. The Company's research and development expenses were approximately $21.5 million, $17.1 million and $12.2 million in 1998, 1997 and 1996, respectively.

PATENTS AND LICENSES

    The Company holds 26 U.S. patents and has filed patent applications for 29 other processes or products. The Company also holds five foreign patents and has filed 17 foreign patent applications which correspond to U.S. patents and patent applications of the Company.

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

PRODUCTION

    Certain components of the Company's products are available from only one source. The Company purchases all of its CITE devices from Hybritech. The Company purchases all of its VetTest slides from J&J and all of its hematology components from Becton. Certain key components of the Colilert product are available only from a single source. The Company purchases the components of its Lightning devices and luminometers from single sources. The Company also purchases certain of the components for its LacTek dairy reader instrument from single sources. While the Company does not anticipate difficulties in obtaining the components used in its products, the loss of any of these sources of supply would have a material adverse effect on the Company. The Company has contractual commitments or outstanding purchase orders with J&J, Tokyo Parts Industrial Co. and Becton covering its anticipated 1999 requirements for slides, VetTest analyzers, hematology reagents and instruments.

    Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company maintains no significant backlog and believes that its backlog at any particular date is not indicative of future sales.

COMPETITION

    Competition in the Company's markets is intense. IDEXX competes with a large number of companies ranging from very small businesses to large health care and other companies, many of which have substantially greater financial, manufacturing, marketing and product and service research resources than the Company. In general, the particular companies with which IDEXX competes vary with the Company's different markets. In most of its markets, the Company competes with a number of companies. However, in the U.S. market for veterinary laboratory services the Company competes primarily with Antech Diagnostics, a unit of Veterinary Centers of America, Inc. In the markets for veterinary and food and environmental test products, the Company competes primarily on the basis of the ease of use, speed, accuracy and other performance characteristics of its products and services, the breadth of its product line and services, the effectiveness of its sales and distribution channels, customer service and pricing. In the market for veterinary practice management software systems, the Company competes primarily on the basis of ease of use, speed and other performance characteristics, the effectiveness of its customer service, advances in technologies and pricing. In the market for veterinary laboratory services, the Company competes on the basis of service, price and quality.

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

GOVERNMENT REGULATION

    Most diagnostic tests for animal health applications are regulated in the U.S. by the Center for Veterinary Biologics within the U.S. Department of Agriculture's ("USDA") Animal and Plant Health Inspection Service ("APHIS"). The APHIS regulatory process involves the submission of product performance data and manufacturing documentation. Subsequent to regulatory approval to market a product, APHIS requires that each lot of product be submitted for review prior to release to customers. In addition, APHIS requires special approval for marketing products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval as part of their separate regulatory approvals. However, compliance with an extensive regulatory process is required in connection with marketing diagnostic products in Japan, Germany, The Netherlands and many other countries. The Company also is required to have a facility license from APHIS to manufacture USDA-licensed products at its facility. The Company has obtained such a license for its current manufacturing facility.

    The manufacture and sale of veterinary drugs are regulated by the CVM of the FDA. A new animal drug may not be commercially marketed in the United States unless it has been approved as safe and effective by CVM. Approval may be requested by filing a New Animal Drug Application ("NADA") with CVM containing substantial evidence as to the safety and effectiveness of the drug. For food animals, the data must also include extensive data to support a withdrawal period or other use restriction to ensure that the proposed drug use will produce animals and animal products that are safe for human consumption. Data regarding manufacturing methods and controls is also required to be submitted with the NADA. Manufacturers of animal drugs must also comply with the FDA's Good Manufacturing Practices. Sale of animal drugs in countries outside the United States requires compliance with the laws of those countries, which may be extensive.

    The Colilert product has been approved in the U.S., Canada, Japan, Brazil, Argentina, Colombia, Chile, New Zealand and parts of Australia for drinking water testing. The Colilert product has also received approval from AOAC (Association of Official Analytical Chemists) and is included in "Standard Methods for the Examination of Water and Wastewater". The Company's Colilert-18, Colisure, Quanti-Tray and Quanti-Tray 2000 products have been approved by EPA and are also included in Standard Methods. Use of DST (Defined Substrate Technology) for other applications may require regulatory approval from EPA and other government agencies. In addition, the SimPlate product used in conjunction with Mutliple Enzyme Technology for detection of total bacteria, and the Company's BIND products, have been approved by AOAC-RI (AOAC-Research Institute) for use in food testing.

    Any acquisitions of new products and technologies may subject the Company to additional areas of government regulation. These may involve food, drug and water quality regulations of the FDA, the EPA and the USDA, as well as state, local and foreign governments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

    As of December 31, 1998, IDEXX had approximately 2,100 full-time and part-time employees. The Company is not a party to any collective bargaining agreement and believes that relations with its employees are good.

ITEM 2. PROPERTIES

    IDEXX owns approximately 12 acres of land in Westbrook, Maine. IDEXX leases approximately 290,000 square feet of industrial space in Westbrook, under a lease expiring in 2008, approximately 75,000 square feet of industrial space in Memphis, Tennessee for use as a distribution facility, under a lease expiring in 2007, and approximately 60,000 square feet of office and manufacturing space in Illinois and Wisconsin for its veterinary practice information management software business. IDEXX also leases a total of approximately 100,000 square feet of smaller office, manufacturing and warehouse space in the U.S. and elsewhere in the world. In addition, the Company owns or leases approximately 114,000 square feet of space in the U.S., Australia and the United Kingdom for use as veterinary reference laboratories and office space for its veterinary consulting services. Of this space, 46,000 square feet is owned by the Company and the remaining amount is leased, under leases having expiration dates up to the year 2002.

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

    On November 12, 1998, Synbiotics Corporation ("Synbiotics") filed suit against the Company in the U.S. District Court for the Southern District of California for infringement of U.S. Patent No. 4,789,631 issued December 6, 1988 (the "'631 Patent"). The '631 Patent, which is owned by Synbiotics, claims assays, certain methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by Synbiotics is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the '631 Patent, as well as treble damages for past infringement. This suit was not served on the Company within the time period specified under applicable court rules and therefore is expected to be dismissed by the court. However, Synbiotics would not be precluded from filing a new suit in the future. While the Company believes that it has meritorious defenses against claims of infringement of the '631 Patent, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

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

    On December 18, 1997, SA Scientific, Inc. ("SAS") filed suit against the Company in the State of Texas District Court seeking unspecified damages resulting from the Company's alleged breach of a development and supply agreement between SAS and the Company. The Company has filed an answer to the complaint denying SAS's allegations and asserting counterclaims against SAS for breach of contract and conversion of the Company's property. SAS has filed an amended complaint seeking $1,500,000 in actual damages related to the Company's alleged breach of contract, $5,000,000 in punitive damages and further unspecified damages from the Company's alleged negligent misrepresentation, fraud and conversion of SAS's intellectual property, and attorneys' fees. The Company believes that it has meritorious defenses to SAS's claims and is contesting the matter vigorously. However, the Company is unable to assess the likelihood of an adverse result or estimate the amount of damages the Company might be required to pay. Any adverse outcome resulting in payment of damages would adversely affect the Company's results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

                  NAME                                 AGE     TITLE
                  David E. Shaw.....................   47      Executive Chairman of the Board of Directors
                  Jeffrey J. Langan.................   54      President and Chief Executive Officer
                  Erwin F. Workman, Jr., Ph.D.......   52      Executive Vice President and Chief Scientific Officer
                  Ralph K. Carlton..................   43      Senior Vice President, Finance and Administration and Chief
                                                               Financial Officer
                  Roland H. Johnson.................   45      Vice President
                  Louis W. Pollock..................   45      Vice President
                  Roy V. H. Pollock, D.V.M., Ph.D...   49      Vice President
                  Christopher J. Quinn..............   40      Vice President

    Mr. Shaw has been Executive Chairman of the Board of Directors of the Company since February 1999. Mr. Shaw served as Chairman of the Board of Directors and Chief Executive Officer of the Company from its foundation in 1983 until February 1999, and as President from 1983 until October 1993. Prior to founding the Company, he was a Vice President of Agribusiness Associates, Inc., an international management consulting firm.

    Mr. Langan has been a Director and President of the Company since November 1997 and Chief Executive Officer of the Company since February 1999. Mr. Langan came to the Company from Thermedics Detection Inc., where he served as President and Chief Executive Officer from April 1996. Prior to his position with Thermedics Detection Inc., Mr. Langan was employed by Hewlett-Packard Company from 1973 to 1996, where he held several General Manager positions including General Manager of the Healthcare Information Management Division and General Manager of the Clinical Systems Business unit.

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

      Mr. Johnson became a Vice President of the Company in October 1998. He has been President and Chief Executive Officer of Blue Ridge since August 1996. For 15 years prior to forming Blue Ridge, Mr. Johnson was employed by the Ciba Animal Health, most recently as Vice President Sales and Service.

    Mr. Louis W. Pollock became a Vice President of the Company in December 1994. Mr. Pollock joined the Company in 1986 and served in positions of increasing responsibility in veterinary products sales management prior to serving as President of the Company's International Division from December 1994 to March 1996. Prior to joining the Company, Mr. Pollock was employed in various sales and marketing positions with Abbott Laboratories.

    Dr. Roy V. H. Pollock became a Vice President of the Company in February 1998. Dr. Pollock joined the Company in November 1997 as Vice President of the Company's practice information management software business, and presently serves as President of that business and Vice President of the Company. From 1995 until he joined the Company, Dr. Pollock served as Vice President of the Companion Animal Division of Pfizer Animal Health. Dr. Pollock was Vice President and Director, Strategic Product Development, at SmithKline Beecham Animal Health from 1993 to 1995. Dr. Pollock has also held faculty positions at Cornell University and Purdue University.

    Mr. Quinn became a Vice President of the Company in February 1998. Mr. Quinn joined the Company in October 1997 as Vice President and General Manager of the Company's in-clinic diagnostic testing business and now serves as President of that business and Vice President of the Company. Mr. Quinn was employed by Bayer in its Diagnostics Division as Senior Vice President from January 1996 until joining the Company and as Vice President from 1993 through December 1995. Prior to his employment at Bayer, Mr. Quinn was employed in various sales and marketing positions at Baxter International.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Information concerning the market price for the Company's Common Stock and dividend policy is included under the section labeled "Market for the Registrant's Common Stock and Related Stockholder Information" in the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

    As partial consideration for all of the outstanding capital stock of Blue Ridge Pharmaceuticals, Inc., acquired on October 1, 1998, the Company issued warrants to purchase 806,000 shares of the Company's Common Stock to the former stockholders of Blue Ridge. The warrants are exercisable at a price of $31.59 per share until December 31, 2003. The warrants were issued pursuant to the exemption from the registration requirements of, the Securities Act of 1933 provided by Section 4(2) of that Act. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" in the Company's 1998 Annual Report to Stockholders incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information required under this item is included under the sections labeled "Selected Financial Information" in the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements as of December 31, 1998 and Supplementary Data are included in the Company's 1998 Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEMS 10-13.

    Except as indicated below, the information required by Part III is omitted from this Annual Report on Form 10-K, and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the definitive proxy statement with respect to the Company's 1999 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report. The information required by Part III will appear under the headings "Beneficial Ownership of Common Stock," and "ELECTION OF DIRECTORS--Nominees", "-- Board and Committee Meetings", "-- Directors' Compensation" and "-- Executive Compensation." Information regarding executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

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

      (b) During the quarter ended December 31, 1998, the Company filed a Current Report on Form 8-K dated October 1, 1998 (the "Form 8-K") reporting the acquisition by the Company of Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge").

               The Form 8-K, as amended by Amendment No. 1 on Form 8-K/A filed November 12, 1998, contains (i) audited financial statements for Blue Ridge for the year ended December 31, 1997, (ii) unaudited financial statements for Blue Ridge for the six months ended June 30, 1998 and (iii) unaudited pro forma condensed combined financial information for the year ended December 31, 1997 and the six months ended June 30, 1998.

      (c) See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                     IDEXX LABORATORIES, INC.

                                     By: /s/ JEFFREY J. LANGAN
                                         -------------------------------------
                                         Jeffrey J. Langan
                                         President and Chief Executive Officer
                                         March 30, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                         SIGNATURE                                    TITLE                         DATE

         /s/ DAVID E. SHAW                           Executive Chairman of the Board of       March 30, 1999
         ---------------------------                 Directors and Director
         David E. Shaw

         /s/ JEFFREY J. LANGAN                       President, Chief Executive               March 30, 1999
         ---------------------------                 Officer (Principal Executive Officer)
         Jeffrey J. Langan                           and Director


         /s/ RALPH K. CARLTON                        Senior Vice President,                   March 30, 1999
         ---------------------------                 Finance and Administration and
         Ralph K. Carlton                            Chief Financial Officer
                                                     (Principal Financial Officer)


         /s/ MERILEE RAINES                          Vice President, Finance and              March 30, 1999
         ---------------------------                 Treasurer (Principal Accounting
         Merilee Raines                              Officer)


         /s/ ERWIN F. WORKMAN, JR.                   Executive Vice President,                March 30, 1999
         ---------------------------                 Chief Scientific Officer
         Erwin F. Workman, Jr.                       and Director


         /s/ MARY L. GOOD                            Director                                 March 30, 1999
         ---------------------------
         Mary L. Good

                                                     Director
         ---------------------------
         John R. Hesse

         /s/ E. Robert Kinney                        Director                                 March 30, 1999
         ---------------------------
         E. Robert Kinney

         /s/ JAMES L. MOODY, JR.                     Director                                 March 30, 1999
         ---------------------------
         James L. Moody, Jr.

         /s/ KENNETH PAIGEN                          Director                                 March 30, 1999
         ---------------------------
         Kenneth Paigen

         /s/ WILLIAM F. POUNDS                       Director                                 March 30, 1999
         ---------------------------
         William F. Pounds

                                  EXHIBIT INDEX

2.1(13) Stock Purchase Agreement dated as of September 23, 1998 by and among the Company, Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge") and the stockholders of Blue Ridge. Certain schedules and exhibits to the agreement (each of which are identified in the agreement) have been omitted in reliance upon Rule 601 (b)(2) of Regulation S-K. The Company hereby undertakes to furnish such schedules and exhibits to the Commission supplementally upon request.
3.1(11)   Restated Certificate of Incorporation of the Company, as amended.
3.2(1)    Amended and Restated By-Laws of the Company.
4.1(2) Rights Agreement, dated as of December 17, 1996, between the Company and The First National Bank of Boston, as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock
4.2(13) Form of Warrant dated October 1, 1998 to purchase Common Stock of the Company issued to shareholders of Blue Ridge other than employee shareholders.
4.3(13) Form of Warrant dated October 1, 1998 to purchase Common Stock of the Company issued to employee shareholders of Blue Ridge.
4.4 Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.1(3) 1984 Stock Option Plan of the Company, as amended, with the forms of option agreements granted thereunder attached thereto.
**10.2 1991 Stock Option Plan of the Company, as amended, with the forms of option agreements granted thereunder attached thereto.
10.3(9) 1991 Director Option Plan of the Company, as amended, with the forms of option agreements granted thereunder attached thereto.
10.4(10) 1997 Director Option Plan of the Company, as amended, with the form of option agreement granted thereunder attached thereto.
*10.5(4) Supply Agreement, dated January 15, 1992, between the Company and Johnson & Johnson Clinical Diagnostics, Inc., as assignee of Eastman Kodak Company.
*10.5a(3) Amendment to Supply Agreement, dated November 16, 1993, and Second
          Amendment to Supply Agreement, dated November 19, 1993, between the Company and Johnson & Johnson Clinical Diagnostics, Inc., as assignee of Eastman Kodak Company.
*10.5b(5) Third Amendment to Supply Agreement, dated March 15, 1994, between the
          Company and Johnson & Johnson Clinical Diagnostics, Inc., as assignee of Eastman Kodak Company.
*10.5c(8) Fourth Amendment to Supply Agreement, effective as of January 1, 1996, between the Company and Johnson & Johnson Clinical Diagnostics, Inc. *10.6(3) Business Development and Sales Agreement, dated October 12, 1993, between the Company and Becton Dickinson and Company.
*10.6a(6) Schedules to Business Development and Sales Agreement, dated October
          12, 1993, and Amendment to Business Development and Sales Agreement, dated as of July 25, 1994, between the Company and Becton Dickinson and Company.
*10.6b(7) Second Amendment to Business Development and Sales Agreement, dated as of January 6, 1995, between the Company and Becton Dickinson and Company.
*10.6c(9) Third Amendment to Business Development and Sales Agreement, dated as of January 22, 1996, between the Company and Becton Dickinson and Company.
10.7(12) Letter Agreement dated as of November 24, 1997 between the Company and Jeffrey J. Langan.
10.8(12) Employment Agreement dated April 25, 1997 between the Company and David E. Shaw.
10.9(12) Employment Agreement dated April 25, 1997 between the Company and Erwin F. Workman, Jr., Ph.D.
**10.10   1998 Stock Incentive Plan of the Company, as amended
**10.11 Employment Agreement dated February 17, 1999 between the Company and David E. Shaw.
**13 Annual Report to Stockholders for year ended December 31, 1998. (only those portions incorporated herein by reference).
**21      Subsidiaries of the Company.
**23.1    Consent of Arthur Andersen LLP.
**27      Financial Data Schedule for Annual Report on Form 10-K for 1998.

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

(8) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated July 26, 1996.

(9) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 25, 1996.

(10) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 14, 1997.

(11) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 28, 1997.

(12) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 27, 1998.

(13) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated October 1, 1998.

*    Confidential treatment previously granted as to certain portions.

**   Filed herewith