Form 10-Q
period 1999-03-31
IDEXX LABORATORIES INC /DE
filed 1999-05-17
CIK 874716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

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

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of April 30, 1999, 39,156,893 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                           ----
     PART I -- FINANCIAL INFORMATION

     Item 1.     Financial Statements:
                 Consolidated Balance Sheets
                 March 31, 1999 and December 31, 1998                      3

                 Consolidated Statements of Operations
                 Three Months Ended
                 March 31, 1999 and March 31, 1998                         4

                 Consolidated Statements of Cash Flows
                 Three Months Ended
                 March 31, 1999 and March 31, 1998                         5

                 Notes to Consolidated Financial Statements                6-10

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       11-15

     PART II --  OTHER INFORMATION

     Item 1.     Legal Proceedings                                         16

     Item 6.     Exhibits and Reports on Form 8-K                          17

     SIGNATURES                                                            18

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

PART I -- FINANCIAL INFORMATION

    Item 1. -- Financial Statements
               --------------------

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                     ASSETS
                                                                March 31,    December 31,
                                                                  1999          1998
                                                                ---------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $ 91,291       $109,063
  Short-term investments                                          33,019         29,290
  Accounts receivable, less reserves of $5,632
     and $5,368 in 1999 and 1998, respectively                    57,955         47,947
  Inventories                                                     46,842         55,428
  Deferred income taxes                                           13,693         13,965
  Other current assets                                             6,738          7,653
                                                                --------       --------
     Total current assets                                        249,538        263,346

LONG-TERM INVESTMENTS                                             27,792         17,297

PROPERTY AND EQUIPMENT, AT COST:
  Land                                                             1,196          1,197
  Buildings and improvements                                       4,521          4,487
  Leasehold improvements                                          18,061         17,629
  Machinery and equipment                                         31,812         31,917
  Office furniture and equipment                                  27,632         25,423
  Construction-in-progress                                         2,066          1,840
                                                                --------       --------
                                                                  85,288         82,493
  Less - Accumulated depreciation and amortization                43,601         41,013
                                                                --------       --------
                                                                  41,687         41,480
OTHER ASSETS, Net                                                 68,604         68,409
                                                                --------       --------
                                                                $387,621       $390,532
                                                                ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $ 12,026       $ 26,816
  Accrued expenses                                                32,912         32,046
  Current portion of long-term debt                                5,598          5,190
  Deferred revenue                                                15,093         14,449
                                                                --------       --------
     Total current liabilities                                    65,629         78,501

LONG-TERM DEBT, net of current portion                             4,202          4,191

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock, $0.10 par value
    Authorized 60,000 shares
    Issued and outstanding 39,069 shares in 1999
      and 38,831 shares in 1998                                    3,907          3,883
  Additional paid-in capital                                     279,614        276,296
  Retained earnings                                               38,321         31,041
  Accumulated other comprehensive income (loss)                   (4,052)        (3,380)
                                                                --------       --------
     Total stockholders' equity                                  317,790        307,840
                                                                --------       --------
                                                                $387,621       $390,532
                                                                ========       ========

          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                    Three Months Ended
                                                  ------------------------
                                                  March 31,      March 31,
                                                    1999           1998
                                                  ---------      ---------

Revenue                                            $89,648        $77,793

Cost of revenue                                     44,774         39,754
                                                   -------        -------

    Gross Profit                                    44,874         38,039

Expenses:
    Sales and marketing                             15,153         16,107
    General and administrative                      12,117         12,075
    Research and development                         7,171          5,267
                                                   -------        -------
      Income from operations                        10,433          4,590
Interest income, net                                 1,310          1,576
                                                   -------        -------
      Income before provision for
        income taxes                                11,743          6,166
Provision for income taxes                           4,462          2,405
                                                   -------        -------

      Net income                                   $ 7,281        $ 3,761
                                                   =======        =======

Net income per common share: Basic                 $  0.19        $  0.10
                                                   =======        =======
Net income per common share: Diluted               $  0.18        $  0.10
                                                   =======        =======

          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                          ------------------------
                                                                          March 31,      March 31,
                                                                            1999           1998
                                                                          ---------      ---------
Cash Flows from Operating Activities:
  Net income                                                              $  7,281       $  3,761
  Adjustments to reconcile net income to net cash
   Provided by (used in) operating activities, net of acquisitions:
    Depreciation and amortization                                            4,346          4,572
    Changes in assets and liabilities:
      Accounts receivable                                                  (10,008)        (4,315)
      Inventories                                                            8,187          4,230
      Other current assets                                                    (679)         4,111
      Accounts payable                                                     (14,790)           490
      Accrued expenses                                                       3,296         (3,595)
      Deferred revenue                                                         644           (587)
                                                                          --------       --------
         Net cash provided by (used in) operating activities                (1,723)         8,667
                                                                          --------       --------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                     (2,418)        (1,938)
    Decrease (increase) in short-term investments                           (3,729)         6,780
    Increase in long-term investments                                      (10,495)        (8,955)
    Decrease (increase) in other assets                                         19            (80)
    Acquisitions of business, net of cash acquired                          (1,257)          (986)
                                                                          --------       --------
         Net cash used in investing activities                             (17,880)        (5,179)
                                                                          --------       --------

Cash Flows from Financing Activities:
    Payment of notes payable                                                  (144)        (1,530)
    Proceeds from the exercise of stock options                              2,623            396
                                                                          --------       --------
         Net cash provided by (used in) financing activities                 2,479         (1,134)
                                                                          --------       --------

Net effect of Exchange Rate Changes                                           (648)           472
                                                                          --------       --------
Net increase (decrease) in Cash and Cash Equivalents                       (17,772)         1,882

Cash and Cash Equivalents, beginning of period                             109,063        106,972
                                                                          --------       --------
Cash and Cash Equivalents, end of period                                  $ 91,291       $108,854
                                                                          ========       ========

Supplemental Disclosure of Cash Flow Information:
    Interest paid during the period                                       $     21       $    106
                                                                          ========       ========
    Income taxes paid during the period                                   $    704       $  3,368
                                                                          ========       ========

          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   BASIS OF PRESENTATION

     The unaudited financial statements included herein have been prepared by IDEXX Laboratories, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments which the Company considers necessary for a fair presentation of such information. The December 31, 1998 Balance Sheet was derived from the audited Consolidated Balance Sheets contained in the Company's latest stockholders' annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto which are contained in the Company's latest stockholders' annual report. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

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

     b. Certain reclassifications have been made in the 1998 consolidated financial statements to conform with the current year's presentation.

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

         Cash Equivalents and Short-term Investments: Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following (in thousands):

                                                 March 31,    December 31,
                                                   1999          1998
                                                 ---------    ------------

         Municipal bonds                          $27,102       $21,801
         U.S. Treasury bills                        3,000         6,000
         Commercial paper                              --           458
         Certificates of deposit                    2,917         1,031
                                                  -------       -------
                                                  $33,019       $29,290
                                                  =======       =======

         Long-term investments are investment securities with original maturities of greater than one year and consist of the following (in thousands):

                                                 March 31,    December 31,
                                                    1999          1998
                                                 ---------    ------------

         Municipal bonds                          $19,292       $13,297
         Government bonds                           8,000            --
         Certificates of deposit                      500         4,000
                                                  -------       -------
                                                  $27,792       $17,297
                                                  =======       =======

     d. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

                                                March 31,    December 31,
                                                  1999          1998
                                                ---------    -----------

         Raw materials                          $ 7,810         $11,342
         Work-in-process                          5,058           5,784
         Finished goods                          33,974          38,302
                                                -------         -------
                                                $46,842         $55,428
                                                =======         =======

     e. The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method unless the effect is anti-dilutive and for the addition of shares to be issued in connection with the acquisition of Blue Ridge Pharmaceuticals, Inc.

         The following is a reconciliation of shares outstanding for basic and diluted earnings per share:

                                                                    1999     1998
                                                                   ------   ------

         Shares outstanding for basic earnings per share:
           Weighted average shares outstanding                     38,907   38,253
                                                                   ======   ======

         Shares outstanding for diluted earnings per share:
           Weighted average shares outstanding                     38,907   38,253
           Dilutive effect of options issued to employees           1,880    1,092
           Shares to be issued for the acquisition of Blue Ridge
             Pharmaceuticals, Inc.                                    115       --
                                                                   ------   ------
                                                                   40,902   39,345
                                                                   ======   ======

3.   NON-RECURRING OPERATING CHARGE

     During 1997 the Company recorded a non-recurring operating charge of $34.5 million. The non-recurring operating charge included a $13.2 million write-off of in-process research and development associated with the acquisition of two veterinary practice information management software providers and $21.3 million of the write-downs and write-offs of certain assets and accrual of costs related to a significant workforce reduction.

     As of March 31, 1999, $2.3 million was included in accrued expenses relating to the non-recurring operating charge. The balance remaining at March 31, 1999 primarily represents severance payments due to terminated employees, unpaid charges related to the consolidation and relocation of distribution functions in Europe and lease payments on unutilized facilities.

4.   COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Other comprehensive income for the Company consists of foreign currency translation adjustments resulting from the translation of the financial statements of the Company's foreign subsidiaries. The Company considers the foreign currency cumulative translation adjustment to be permanently invested and therefore has not provided income tax on those amounts. Accordingly, below is a summary of comprehensive income in accordance with this statement (in thousands):

                                                       March 31,  March 31,
                                                         1999       1998
                                                       ---------  ---------

         Net income (loss)                              $ 7,281    $ 3,761
         Other comprehensive income:
             Foreign currency translation adjustments      (672)      (472)
                                                        -------    -------
         Comprehensive income (loss)                    $ 6,609    $ 3,289
                                                        =======    =======

5.   NOTES PAYABLE

     In connection with the acquisition of the business of Consolidated Veterinary Diagnostics, Inc., the Company issued an unsecured note payable for $3.0 million, of which $2.0 million and $1.0 million was outstanding at March 31, 1998 and 1999, respectively. The note bears interest at 8% and is due in three equal installments in July 1997, 1998 and 1999.

     In connection with the Central Veterinary Diagnostic Laboratory acquisition, the Company issued an unsecured note payable for Australian Dollars 900,000 (US $587,000) of which Australian Dollars 675,000 (US $430,700) was outstanding at March 31, 1999. The note bears interest at 6% and is due in four equal annual installments beginning in December 1998.

     In connection with the Blue Ridge Pharmaceuticals, Inc. acquisition (see
     Note 7b), the Company issued unsecured notes payable for $7,830,000, which were outstanding at March 31, 1999. The notes bear interest at 5.5% and are due in two equal annual installments on October 1, 1999 and 2000.

     In connection with the acquisition of a veterinary laboratory business in Phoenix, Arizona (see Note 7c), the Company issued a non-interest bearing note payable for $538,935 which was outstanding at March 31, 1999. The note is due in five monthly installments beginning in April 1999.

6.   COMMITMENTS AND CONTINGENCIES

     From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Except as noted below with respect to the patent infringement suit filed by Synbiotics Corporation, the Company is not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue in the three month period ended March 31, 1999 was attributable to products incorporating certain immunoassay technologies and products relating to the diagnosis of canine heartworm infection. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

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

     On November 12, 1998, Synbiotics Corporation ("Synbiotics") filed suit against the Company in the U.S. District Court for the Southern District of California for infringement of U.S. Patent No. 4,789,631 issued December 6, 1988 (the "`631 Patent"). The `631 Patent, which is owned by Synbiotics, claims certain assays, methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by Synbiotics is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the `631 Patent, as well as treble damages for past infringement. This suit was not served on the Company within the time period specified under applicable court rules and was dismissed without prejudice in April 1999, however Synbiotics is not precluded from filing a new suit in the future. While the Company believes that it has meritorious defenses against claims of infringement of the `631 Patent, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On January 9, 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned ROBERT A. ROSE, et.al. v. DAVID E. SHAW, ERWIN F. WORKMAN, JR. and IDEXX LABORATORIES, INC. The plaintiffs purport to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claims that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. The complaint also claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaint claims that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. While the Company and other defendants deny the allegations and will defend this suit vigorously, the Company is unable to assess the likelihood of an adverse result or estimate the amount of damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

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

7.   ACQUISITIONS

     1998 ACQUISITIONS

     (a) Agri-West Laboratory

     On March 1, 1998, the Company, through its wholly-owned subsidiary, IDEXX Food Safety Net Services, Inc., acquired certain assets and assumed certain liabilities of Agri-West Laboratory ("Agri-West") for $250,000 from Agri-West International, Inc. ("AWI"). Agri-West, located in Dallas and San Antonio, Texas, performs food contaminant testing for food processors and research institutions. The Company also entered into employment, consulting and non-competition agreements with the owners of AWI for up to five years. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results of operations since the date of acquisition.

     (b) Blue Ridge Pharmaceuticals, Inc.

     On October 1, 1998, the Company acquired all of the capital stock of Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge") for approximately $39.1 million in cash, $7.8 million in notes, 115,000 shares of the Company's Common Stock and warrants to acquire 806,000 shares of Common Stock at $31.59 per share which expire on December 31, 2003. In addition, the Company agreed to issue up to 1.24 million shares of its Common Stock based on the achievement by the Company's pharmaceutical business (including Blue Ridge) of net sales and operating profit targets through 2004. All former shareholders received equal value in the form of cash/notes/stock, warrants and contingent shares on a per share basis. The notes, which bear interest at 5.5% annually and are due in two equal annual installments on October 1, 1999 and 2000, are due to certain key employees of Blue Ridge, subject to certain contingencies. The shares of Common Stock are issuable on October 1, 2001 to a key employee of Blue Ridge, subject to certain contingencies. Blue Ridge is a development-stage animal health pharmaceutical company located in Greensboro, North Carolina. The Company will record the issuance of any of the 1.24 million shares discussed above as additional goodwill when the shares are issued. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the date of acquisition.

     1999 ACQUISITIONS

     (c) Phoenix Veterinary Laboratory Business

     On March 31, 1999, the Company, through its wholly-owned subsidiary, IDEXX Veterinary Services, Inc., acquired the veterinary laboratory business of Sonora Quest Laboratories, LLC ("Sonora"), based in Phoenix, Arizona, for $1.3 million in cash and a $539,000 promissory note. In connection with the acquisition, Sonora and its parent companies agreed not to compete in the veterinary reference laboratory business in Arizona and New Mexico for a period of five years. The note is non-interest bearing and is due in five monthly installments beginning in April 1999. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the acquisition date.

8.   SEGMENT REPORTING

     The Company reports segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise" ("SFAS 131"). SFAS 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also requires related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer.

     The Company is organized into business units by market and customer group. The Company's reportable operating segments include the Veterinary Solutions Group ("VSG"), the Food and Environmental Division ("FED") and other. The VSG develops, designs, and distributes products and performs services for veterinarians. The VSG also manufactures certain biology based test kits for veterinarians. FED develops, designs, manufactures and distributes products and performs services to detect disease and contaminants in food animals, food, water and food processing facilities. Both the VSG and FED distribute products and services worldwide. Other is primarily comprised of the Company's Blue Ridge Pharmaceuticals, Inc. subsidiary, which develops products for therapeutic applications in companion animals and livestock, corporate research and development, and interest income.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments.

     The following is the segment information for the period ended March 31 (in thousands):

                                    VSG          FED         Other      Total
                                    ---          ---         -----      -----
     1999
          Revenue                 $71,425      $18,033       $ 190      $89,648
          Net income (loss)         8,382          275        (883)       7,281

     1998
          Revenue                  61,717       16,076          --       77,793
          Net income (loss)         3,338        (100)         522        3,761

Item 2.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

VETERINARY SOLUTIONS GROUP

Revenue for the Veterinary Solutions Group ("VSG") for the first quarter of 1999 increased 16% to $71.4 million from $61.7 million for the first quarter of 1998. The increase in revenue in 1999 compared to 1998 is primarily attributable to increased sales of veterinary consumables, practice information management systems, and veterinary reference laboratory services. These increases were offset in part by decreased unit sales of veterinary instruments.

International revenue for VSG increased 4% to $14.7 million, or 21% of total VSG revenue, in the first quarter of 1999, compared to $14.1 million, or 23% of total VSG revenue, in the same period for 1998. Revenue increased 14% in Europe and 1% in Canada and South America, while revenue decreased 16% in the Asia-Pacific region. In Europe, the increase resulted primarily from increased sales of veterinary consumables and veterinary laboratory services. In the Asia-Pacific region, the decrease resulted primarily from a decrease in sales of veterinary test kits and instruments, which was partially offset by an increase in sales of veterinary consumables.

Gross profit as a percentage of VSG revenue was 49% for both periods. Higher sales of lower gross margin practice information management systems offset efficiencies gained in veterinary laboratory operations and declining sales of lower gross margin veterinary instruments.

FOOD AND ENVIRONMENTAL DIVISION

Revenue for the Food and Environmental Division ("FED") for the first quarter of 1999 increased 12% to $18.0 million from $16.1 million for the first quarter of 1998. The increase in revenue in 1999 compared to 1998 is primarily attributable to increased sales of water testing products, food laboratory testing services partially resulting from the acquisition of Agri-West Laboratory in March 1998, food residue test products and livestock test kits, partially offset by decreased sales of poultry test kits and dehydrated culture media.

International revenue for FED increased 6% to $7.6 million, or 42% of total FED revenue, in the first quarter of 1999, compared to $7.2 million, or 45% of total FED revenue, for the same period in 1998. Revenue increased 5% in Europe, 4% in Canada and South America, and 11% in the Asia-Pacific region. In Europe, the increase in revenue was primarily attributable to increased sales of food residue testing products and poultry and livestock test kits. The increase in revenue in the Asia-Pacific region is primarily due to increased sales of livestock test kits and food residue testing products, partially offset by lower sales of poultry test kits.

Gross profit as a percentage of FED revenue was 54% for the first quarter of 1999 compared to 50% for the same period in 1998. Increased sales of higher margin water and livestock test kits were partially offset by a decline in the average unit prices of hygiene instruments and poultry test kits and increased revenue in lower margin food laboratory services.

OPERATING EXPENSES

Sales and marketing expenses were 17% of revenue for the three month period ended March 31, 1999 compared to 21% in the first quarter of 1998. The decrease as a percentage of revenue and the dollar decrease of $1.0 million were principally attributable to a decrease in salary and related expenses resulting from workforce reductions, partially offset by the inclusion of sales and marketing expenses for the pharmaceutical business acquired in the last quarter of 1998.

Research and development expenses were 8% of revenue for the three month period ended March 31, 1999 compared to 7% in the first quarter of 1998. The increase as a percentage of revenue and the dollar increase of $1.9 million is principally caused by the addition of development expenses associated with the acquisition of Blue Ridge Pharmaceuticals in the last quarter of 1998 and additional resources and related overhead to support product development.

General and administrative expenses were 14% of revenue for the three month period ended March 31, 1999 compared to 16% in the first quarter of 1998. The dollar increase of $42,000 was primarily attributable to additional amortization of goodwill associated with the acquisition of Blue Ridge Pharmaceuticals in the last quarter of 1998, partially offset by a reduction in the provision for bad debts.

Net interest income was $1.3 million for the three month period ended March 31, 1999 compared to $1.6 million for the same period in 1998. The decrease in interest income over the prior year is due to the use of previously invested cash in completing the acquisition of Blue Ridge Pharmaceuticals in the last quarter of 1998.

The Company's effective tax rate was 38% for the three month period ended March 31, 1999 compared to 39% for the same period in 1998. The decrease in the effective tax rate was principally attributable to newly available federal and state credits for research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash, cash equivalents, and short-term investments of $124.3 million and $183.9 million of working capital.

The Company believes that current cash and short-term investments and funds expected to be generated from operations will be sufficient to fund the Company's operations for the foreseeable future.

FUTURE OPERATING RESULTS

The future operating results of the Company are subject to a number of factors, including without limitation the following:

The Company's business has grown significantly over the past several years as a result of both internal growth and acquisitions of products and businesses. The Company has consummated a number of acquisitions since 1992, including two acquisitions in 1998 and one acquisition to date in 1999, and plans to make additional acquisitions. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses, and managing growth require a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth.

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

The Company's future success will depend in part on its ability to continue to develop new products and services both for its existing markets and for any new markets the Company may enter in the future. The Company believes that it has established a leading position in many of the markets for its animal health diagnostic products and services, and the maintenance and any future growth of its position in these markets is dependent upon the successful development and introduction of new products and services. The Company also plans to devote significant resources to the growth of its veterinary laboratory business, veterinary practice information management software business, animal health pharmaceuticals business and its business in the food, hygiene and environmental markets, as well as to the development of an internet portal for the provision of animal healthcare information and services. The Company's operating experience and product and technology base in these businesses are more limited than in its animal health diagnostic product markets. There can be no assurance that the Company will successfully complete the development and commercialization of products and services for existing and new businesses.

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

From time to time the Company receives notices alleging that the Company's products infringe third party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Except as noted in "Notes to Consolidated Financial Statements" with respect to the patent infringement suit filed by Synbiotics Corporation, the Company is not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company, and an adverse outcome may preclude the Company from selling certain products or require the Company to pay damages or make additional royalty or other payments with respect to such sales. In addition, from time to time other types of lawsuits are brought against the Company, wherein an adverse outcome could adversely affect the Company's results of operations.

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

In the three months ended March 31, 1999, international revenue was $22.3 million, or 25% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

YEAR 2000

Historically, certain computer programs have been written using two digits, rather than four digits, to define the applicable year. This could lead, in many cases, to a computer's recognizing a date using "00" as 1900 rather than the year 2000. This phenomenon could result in major computer system failures or miscalculations, and is generally referred to as the "Year 2000" problem or issue. The following discussion first summarizes the Company's efforts to identify and resolve Year 2000 issues associated with the Company's information technology ("IT") and non-IT internal systems, the products and services sold by the Company, and the products and services supplied by outside vendors, and then addresses total costs, most reasonably likely worst case scenarios, contingency plans, and the basis for current estimates relating to such efforts.

The Company's worldwide accounting system is Year 2000 ready, and throughout 1999 the Company expects to complete implementation of any needed Year 2000 related modifications to its other IT systems. The Company is also currently assessing its internal non-IT systems and expects to complete testing and any needed modifications to these systems prior to 2000. Although the Company does not believe that it will incur material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products.

The Company's Year 2000 effort has included testing products currently or recently offered by the Company for Year 2000 issues. The Company believes that all of its current product offerings are Year 2000 Ready with the exception of its VetTest(R) clinical chemistry analyzer. The Company has determined that some versions of the VetTest instrument, including the current model, will not properly display or transmit the date and time a sample is tested for dates beginning January 1, 2000, unless the date and time is reset each time the instrument is turned on. The Company believes that the accuracy of test results provided by the VetTest instrument will not be affected. The Company also believes it will be able to revise the VetTest software, which is routinely updated and sent to all VetTest users approximately three times per year, to enable the instrument to properly display and transmit date and time information from and after January 1, 2000, with little if any inconvenience to users of the VetTest instrument. For all other products that were identified as needing updates to address Year 2000 issues, the Company has prepared updates or has removed such products from its product offerings. Some of the Company's customers, including users of older practice information management systems, are using product versions that the Company will not support for Year 2000 issues; the Company is encouraging these customers to migrate to current product versions that are Year 2000 ready. Notwithstanding these efforts, there can be no guarantee that one or more current Company products do not contain Year 2000 issues that may result in material costs to the Company.

Because a portion of the Company's business involves the sale of software systems, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its software products is likely to be greater than that of companies that do not sell software products. Because computer systems may involve different hardware, firmware and software components from different manufacturers, it may be difficult to determine which component in a computer system may cause a Year 2000 issue. As a result, the Company may be subjected to Year 2000 related lawsuits independent of whether its products and services are Year 2000 ready. The outcomes of any such lawsuits and the impact on the Company cannot be determined at this time.

The Company has queried its important suppliers and vendors to assess their Year 2000 readiness. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these suppliers and vendors will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company. The Company is currently querying key resellers of Company products regarding Year 2000 readiness. No assurances can be given regarding the state of readiness of such resellers.

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

The most reasonable likely worst case Year 2000 scenarios for the Company would include: (i) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water, transport, material delivery, security systems, etc.), (ii) corruption of data contained in the Company's internal information systems, and (iii) hardware failure. The Company is currently developing a contingency plan in the event certain internal or external systems, or certain of the Company's suppliers, vendors or resellers, are not Year 2000 ready. However, if the Company does not become Year 2000 ready in a timely manner, the Year 2000 issue could have a material adverse impact on the Company's operations by, for example, impacting the Company's ability to deliver products or services to its customers.

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

     On November 12, 1998, Synbiotics Corporation ("Synbiotics") filed suit against the Company in the U.S. District Court for the Southern District of California for infringement of U.S. Patent No. 4,789,631 issued December 6, 1988 (the "`631 Patent"). The `631 Patent, which is owned by Synbiotics, claims certain assays, methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by Synbiotics is an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the `631 Patent, as well as treble damages for past infringement. This suit was not served on the Company within the time period specified under applicable court rules and was dismissed without prejudice in April 1999, however Synbiotics is not precluded from filing a new suit in the future. While the Company believes that it has meritorious defenses against claims of infringement of the `631 Patent, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On January 9, 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned ROBERT A. ROSE, et. al. v. DAVID E. SHAW, ERWIN F. WORKMAN, JR. and IDEXX LABORATORIES, INC. The plaintiffs purport to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claims that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. The complaint also claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaint claims that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. While the Company and other defendants deny the allegations and will defend this suit vigorously, the Company is unable to assess the likelihood of an adverse result or estimate the amount of damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

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

Item 6. -- Exhibits and Reports on Form 8-K




(a)       Exhibits

          10. Employment Agreement dated April 1, 1999 between the Company and Jeffrey J. Langan.


          27. Financial Data Schedule for the Quarterly Report on Form 10-Q for the three-month period ended
               March 31, 1999.

(b)      Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 IDEXX LABORATORIES, INC.

Date: May 17, 1999


                                 /s/ Ralph K. Carlton
                                 -----------------------------------------------
                                 Ralph K. Carlton, Senior Vice President,
                                 Finance and Administration and Chief
                                 Financial Officer (Principal Financial Officer)