Form 10-Q
period 1999-06-30
IDEXX LABORATORIES INC /DE
filed 1999-08-13
CIK 874716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

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

As of July 31, 1999, 39,531,228 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                       PAGE
                                                                                       ----
     PART I -- FINANCIAL INFORMATION

     Item 1.         Financial Statements:
                     Consolidated Balance Sheets
                     June 30, 1999 and December 31, 1998                                  3

                     Consolidated Statements of Operations
                     Three and Six Months Ended
                     June 30, 1999 and June 30, 1998                                      4

                     Consolidated Statements of Cash Flows
                     Six Months Ended
                     June 30, 1999 and June 30, 1998                                      5

                     Notes to Consolidated Financial Statements                        6-10

     Item 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                              11-15

     PART II --      OTHER INFORMATION

     Item 1.         Legal Proceedings                                                   16

     Item 4.         Submission of Matters to a
                     Vote of Security-Holders                                            17

     Item 6.         Exhibits and Reports on Form 8-K                                    17

     SIGNATURES                                                                          18

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes certain forward-looking statements about the business of IDEXX Laboratories, Inc. and its subsidiaries (the "Company") including, without limitation, the belief that the Company's current cash and short-term investments will be sufficient to fund its on-going operations for the foreseeable future, and that the Company has meritorious defenses in certain of its litigation matters. Such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those indicated in such forward-looking statements. These risks and uncertainties are discussed in more detail in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.

PART I -- FINANCIAL INFORMATION

     Item 1. -- FINANCIAL STATEMENTS

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                           ASSETS                                                     JUNE 30,    DECEMBER 31,
                                                                                        1999          1998
                                                                                      --------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                           $107,076      $ 109,063
  Short-term investments                                                                39,711         29,290
  Accounts receivable, less reserves of $5,732
     and $5,368 in 1999 and 1998, respectively                                          57,920         47,947
  Inventories                                                                           47,462         55,428
  Deferred income taxes                                                                 13,350         13,965
  Other current assets                                                                   5,452          7,653
                                                                                      --------      ---------
     Total current assets                                                              270,971        263,346

LONG-TERM INVESTMENTS                                                                   29,692         17,297

PROPERTY AND EQUIPMENT, AT COST:
  Land                                                                                   1,194          1,197
  Buildings and improvements                                                             4,524          4,487
  Leasehold improvements                                                                18,421         17,629
  Machinery and equipment                                                               34,079         31,917
  Office furniture and equipment                                                        28,388         25,423
  Construction-in-progress                                                                 700          1,840
                                                                                      --------      ---------
                                                                                        87,306         82,493
  Less - Accumulated depreciation and amortization                                      45,965         41,013
                                                                                      --------      ---------
                                                                                        41,341         41,480
OTHER ASSETS, Net                                                                       67,245         68,409
                                                                                      --------      ---------
                                                                                      $409,249      $ 390,532
                                                                                      ========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                    $ 13,689      $  26,816
  Accrued expenses                                                                      42,217         32,046
  Current portion of long-term debt                                                      5,332          5,190
  Deferred revenue                                                                      14,296         14,449
                                                                                      --------      ---------
     Total current liabilities                                                          75,534         78,501

LONG-TERM DEBT, net of current portion                                                   4,211          4,191

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock, $0.10 par value
    Authorized 60,000 shares
    Issued and outstanding 39,526 shares in 1999
      and 38,831 shares in 1998                                                          3,953          3,883
  Additional paid-in capital                                                           283,625        276,296
  Retained earnings                                                                     46,347         31,041
  Accumulated other comprehensive income (loss)                                         (4,421)        (3,380)
                                                                                      --------      ---------
     Total stockholders' equity                                                        329,504        307,840
                                                                                      --------      ---------
                                                                                      $409,249      $ 390,532
                                                                                      ========      =========


          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                            ------------------          ----------------
                                                                          JUNE 30,     JUNE 30,      JUNE 30,      JUNE 30,
                                                                            1999         1998          1999          1998
                                                                          --------     --------      --------      --------
  Revenue                                                                 $91,524      $80,886       $181,172      $158,679

  Cost of revenue                                                          46,910       40,786         91,684        80,540
                                                                          -------      -------       --------      --------

      Gross Profit                                                         44,614       40,100         89,488        78,139

  Expenses:
      Sales and marketing                                                  14,411       16,362         29,564        32,469
      General and administrative                                           11,084       11,873         23,201        23,948
      Research and development                                              7,509        5,224         14,680        10,491
                                                                          -------      -------       --------      --------
        Income from operations                                             11,610        6,641         22,043        11,231
  Interest income, net                                                      1,334        1,716          2,644         3,292
                                                                          -------      -------       --------      --------
        Income before provision for
          income taxes                                                     12,944        8,357         24,687        14,523
  Provision for income taxes                                                4,919        3,259          9,381         5,664
                                                                          -------      -------       --------      --------

        Net income                                                        $ 8,025      $ 5,098       $ 15,306       $ 8,859
                                                                          =======      =======       ========      ========

  Net income per common share: Basic                                      $  0.20      $  0.13       $   0.39       $  0.23
                                                                          =======      =======       ========      ========
  Net income per common share: Diluted                                    $  0.20      $  0.13       $   0.37       $  0.22
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

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED
                                                                                       ----------------
                                                                                    JUNE 30,      JUNE 30,
                                                                                      1999          1998
                                                                                    --------      --------
Cash Flows from Operating Activities:
  Net income                                                                        $ 15,306      $  8,859
  Adjustments to reconcile net income to net cash
   Provided by (used in) operating activities, net of acquisitions:
    Depreciation and amortization                                                      8,456         7,908
    Changes in assets and liabilities:
      Accounts receivable                                                             (9,973)       (1,904)
      Inventories                                                                      7,529         9,026
      Other current assets                                                               608         4,744
      Accounts payable                                                               (13,127)        3,214
      Accrued expenses                                                                13,675        (2,686)
      Deferred revenue                                                                  (154)       (1,268)
                                                                                    --------      --------
         Net cash provided by operating activities                                    22,320        27,893
                                                                                    --------      --------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                               (4,398)       (2,971)
    Increase in investments, net                                                     (22,816)       (1,571)
    Increase in other assets                                                            (241)          (88)
    Acquisitions of business, net of cash acquired                                    (1,257)         (986)
                                                                                    --------      --------
         Net cash used in investing activities                                       (28,712)       (5,616)
                                                                                    --------      --------

Cash Flows from Financing Activities:
    Payment of notes payable                                                            (413)       (1,569)
    Proceeds from the exercise of stock options                                        5,822         2,685
                                                                                    --------      --------
         Net cash provided by financing activities                                     5,409         1,116
                                                                                    --------      --------

Net effect of Exchange Rate Changes                                                   (1,004)         (728)
                                                                                    --------      --------
Net increase (decrease) in Cash and Cash Equivalents                                  (1,987)       22,665

Cash and Cash Equivalents, beginning of period                                       109,063       106,972
                                                                                    --------      --------
Cash and Cash Equivalents, end of period                                            $107,076      $129,637
                                                                                    ========      ========

Supplemental Disclosure of Cash Flow Information:
    Interest paid during the period                                                 $     39      $    140
                                                                                    ========      ========
    Income taxes paid during the period                                             $  3,171      $  5,635
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

     Cash Equivalents and Short-term Investments: Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following (in thousands):

                                            JUNE 30,    DECEMBER 31,
                                              1999          1998
                                            --------    ------------
                   Municipal bonds          $ 29,177      $21,801
                   U.S. Treasury bills         6,000        6,000
                   Preferred stocks            2,000           --
                   Commercial paper               --          458
                   Certificates of deposit     2,534        1,031
                                            --------      -------
                                            $ 39,711      $29,290
                                            ========      =======

     Long-term investments are investment securities with original maturities of greater than one year and consist of the following (in thousands):

                                            JUNE 30,    DECEMBER 31,
                                              1999          1998
                                            --------    ---------
                   Municipal bonds          $ 24,192      $13,297
                   Government bonds            5,000           --
                   Certificates of deposit       500        4,000
                                            --------      -------
                                            $ 29,692      $17,297
                                            ========      =======

     d. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

                                       JUNE 30,    DECEMBER 31,
                                         1999          1998
                                       --------    ------------
                      Raw materials    $  8,587      $11,342
                      Work-in-process     5,476        5,784
                      Finished goods     33,399       38,302
                                       --------      -------
                                       $ 47,462      $55,428
                                       ========      =======

     e. The Company reports earnings per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the quarter. The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method and for the addition of shares assumed issued in connection with the acquisition of Blue Ridge Pharmaceuticals, Inc.

     The following is a reconciliation of shares outstanding for basic and diluted earnings per share:

                                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30, 1999    JUNE 30, 1998    JUNE 30, 1999     JUNE 30, 1998
                                                                -------------    -------------    -------------     -------------

             Shares outstanding for basic earnings per share:
               Weighted average shares outstanding                  39,321           38,480            39,115           38,367
                                                                    ======           ======            ======           ======

             Shares outstanding for diluted earnings per share:

               Weighted average shares outstanding                  39,321           38,480            39,115           38,367
               Dilutive effect of options issued to employees        1,548            1,803             1,711            1,460
               Shares  assumed  issued for the  acquisition of
                 Blue Ridge Pharmaceuticals, Inc.                      115               --               115               --
                                                                    ------           ------            ------           ------
                                                                    40,984           40,283            40,941           39,827
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

     As of June 30, 1999, approximately $2.0 million was included in accrued expenses relating to the non-recurring operating charge. The balance remaining at June 30, 1999 primarily represents severance payments due to terminated employees, unpaid charges related to the consolidation and relocation of distribution functions in Europe and lease payments on unutilized facilities.

4.   COMPREHENSIVE INCOME

     The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income." Other comprehensive income for the Company consists of foreign currency translation adjustments resulting from the translation of the financial statements of the Company's foreign subsidiaries. The Company considers the foreign currency cumulative translation adjustment to be permanently invested and therefore has not provided for income tax on those amounts. Accordingly, below is a summary of comprehensive income in accordance with this statement (in thousands):

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                    ------------------------------------------------------------
                                                     JUNE 30,         JUNE 30,        JUNE 30,          JUNE 30,
                                                       1999             1998             1999             1998
                                                     --------         --------        --------          --------
         Net income                                  $8,025           $5,098           $15,306          $8,859
         Other comprehensive income (loss):
          Foreign currency translation adjustments     (369)            (256)           (1,041)           (728)
                                                     ------           ------           -------          ------
         Comprehensive income                        $7,656           $4,842           $14,265          $8,131
                                                     ======           ======           =======          ======

5.   NOTES PAYABLE

     In connection with the acquisition of the business of Consolidated Veterinary Diagnostics, Inc., the Company issued an unsecured note payable for $3.0 million, of which $2.0 million and $1.0 million was outstanding at June 30, 1998 and 1999, respectively. The note bears interest at 8% and was due in equal annual installments beginning in July 1997. The final installment was paid in July 1999.

     In connection with the Central Veterinary Diagnostic Laboratory acquisition, the Company issued an unsecured note payable for Australian Dollars 900,000 (US $587,000) of which Australian Dollars 675,000 (US $443,000) was outstanding at June 30, 1999. The note bears interest at 6% and is due in four equal annual installments beginning in December 1998.

     In connection with the Blue Ridge Pharmaceuticals, Inc. acquisition (see
     Note 7b), the Company issued unsecured notes payable for $7,830,000, which were outstanding at June 30, 1999. The notes bear interest at 5.5% and are due in two equal annual installments on October 1, 1999 and 2000.

     In connection with the acquisition of a veterinary laboratory business in Phoenix, Arizona (see Note 7c), the Company issued a non-interest bearing note payable for $539,000, of which $269,000 was outstanding at June 30, 1999. The note is due in five monthly installments beginning in April 1999.

6.   COMMITMENTS AND CONTINGENCIES

     From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents, although the Company is not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue in the three month period ended June 30, 1999 was attributable to products incorporating certain immunoassay technologies and products relating to the diagnosis of canine heartworm infection. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

     On February 24, 1995, CDC Technologies, Inc. ("CDC Technologies") filed suit against the Company in the U.S. District Court for the District of Connecticut. In its complaint, CDC Technologies alleges that the Company's conduct in, and its relationships with its distributors in connection with, the distribution of the Company's hematology products (i) violate federal and state antitrust statutes, (ii) violate Connecticut statutes regarding unfair trade practices, and (iii) constitute a civil conspiracy and interfere with CDC Technologies' business relations. The relief sought by CDC Technologies includes treble damages for antitrust violations as well as compensatory and punitive damages, and an injunction to prevent the Company from interfering with CDC Technologies' relations with distributors. The Company has filed an answer denying the allegations in CDC's complaint. In March 1998, the U.S. District Court granted the Company's motion for summary judgment in the case, and in July 1999, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's ruling. However, it is possible that CDC may appeal those rulings. The Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

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

     On January 9, 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned ROBERT A. ROSE, et.al. v. DAVID E. SHAW, ERWIN F. WORKMAN, JR. and IDEXX LABORATORIES, INC. The plaintiffs purport to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claims that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. The complaint also claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaint claims that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. The Company and other defendants deny the allegations, and in July 1999, the court granted the Company's motion to dismiss the case for failure to state a claim, however the plaintiffs may appeal that ruling. The Company is unable to assess the likelihood of an adverse result or estimate the amount of damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

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

     The Company is organized into business units by market and customer group. The Company's reportable operating segments include the Companion Animal Group ("CAG"), the Food and Environmental Division ("FED") and other. The CAG develops, designs, and distributes products and performs services for veterinarians. The CAG also manufactures certain biology based test kits for veterinarians. FED develops, designs, manufactures and distributes products and performs services to detect disease and contaminants in food animals, food, water and food processing facilities. Both the CAG and FED distribute products and services worldwide. Other is primarily comprised of the Company's Blue Ridge Pharmaceuticals, Inc. subsidiary, which develops products for therapeutic applications in companion animals and livestock, corporate research and development, and interest income.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments.

     The following is the segment information in accordance with this statement (in thousands):

                                                          CAG        FED     OTHER    TOTAL
                                                          ---        ---     -----    -----
            Three Months Ended June 30, 1999
                      Revenue                          $ 70,406   $ 20,328  $  790   $ 91,524
                      Net income (loss)                   7,467      2,157  (1,599)     8,025

            Six Months Ended June 30, 1999
                      Revenue                          $141,831   $ 38,361  $  980   $181,172
                      Net income (loss)                  15,849      2,432  (2,975)    15,306

            Three Months Ended June 30, 1998
                      Revenue                          $ 63,004   $ 17,882  $   --   $ 80,886
                      Net income (loss)                   4,360        387     351      5,098

            Six Months Ended June 30, 1998
                      Revenue                           124,721     33,958      --    158,679
                      Net income (loss)                   7,698        287     874      8,859

Item 2.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPANION ANIMAL GROUP

Revenue for the Companion Animal Group ("CAG") for the second quarter of 1999 increased 12% to $70.4 million from $63.0 million for the second quarter of 1998. Revenue for CAG for the six months ended June 30, 1999 increased 14% to $141.8 million from $124.7 million for the first six months of 1998.

The increase in CAG revenue for the quarter ended June 30, 1999 compared to the same period in 1998 is primarily attributable to increased sales of practice information management products and services, veterinary reference laboratory services, veterinary consumables and veterinary instruments. These increases were offset in part by lower sales of canine heartworm test kits due primarily to increased competition. The increase in CAG revenue for the six-month period ended June 30, 1999 compared to the same period in 1998 is primarily attributable to increased sales of veterinary consumables, practice information management products and services and veterinary reference laboratory services. These increases were offset in part by lower sales of canine heartworm kits and by lower revenue from veterinary instruments.

International revenue for CAG for the second quarter of 1999 increased 2% to $16.8 million, or 24% of total CAG revenue, from $16.4 million, or 26% of total CAG revenue, for the second quarter of 1998. International revenue for CAG for the six months ended June 30, 1999 increased 3% to $31.5 million, or 22% of total CAG revenue, from $30.5 million, or 24% of total CAG revenue, for the first six months of 1998.

For the quarter ended June 30, 1999, revenue increased 8% in Europe, and decreased 5% in the Asia-Pacific region and 3% in Canada and South America, compared to the same period in 1998. In Europe, the increase resulted primarily from increased sales of veterinary consumables and veterinary laboratory services. In the Asia-Pacific region, the decrease resulted primarily from a decrease in sales of veterinary test kits, which was partially offset by an increase in sales of veterinary consumables. For the six-month period ended June 30, 1999, revenue increased 11% in Europe, and decreased 9% in the Asia-Pacific region and 2% in Canada and South America, compared to the same period in 1998. The changes in revenue for the six-month period ended June 30, 1999 as compared to the same period in the prior year were principally attributable to the same factors noted for the three-month period.

Gross profit as a percentage of CAG revenue was 47% and 48% for the three- and six-month periods ended June 30, 1999, respectively, and 49% for the same periods in 1998. This decline resulted from higher sales of lower gross margin practice information management systems, veterinary laboratory services and veterinary instruments.

FOOD AND ENVIRONMENTAL DIVISION

Revenue for the Food and Environmental Division ("FED") for the second quarter of 1999 increased 14% to $20.3 million from $17.9 million for the second quarter of 1998. Revenue for FED for the six months ended June 30, 1999 increased 13% to $38.4 million from $34.0 million for the first six months of 1998.

The increases in FED revenue for the three- and six-month periods ended June 30, 1999 compared to the same periods in 1998 are primarily attributable to increased sales of water testing products, food residue testing products, food laboratory testing services, and poultry and livestock test kits, partially offset by decreased sales of dehydrated culture media.

International revenue for FED for the second quarter of 1999 increased 11% to $8.3 million, or 41% of total FED revenue, from $7.4 million, or 41% of total FED revenue, for the second quarter of 1998. International revenue for FED for the six months ended June 30, 1999 increased 8% to $15.8 million, or 41% of total FED revenue, from $14.6 million, or 43% of total FED revenue, for the first six months of 1998.

For the quarter ended June 30, 1999, revenue increased 30% in the Asia-Pacific region, 29% in Canada and South America, and decreased 1% in Europe. The increase in revenue in the Asia-Pacific region is primarily due to increased sales of water testing products, poultry and livestock test kits and food residue testing products. The increase in revenue in Canada and South America is primarily due to increased sales of food residue testing products, poultry and livestock test kits, and hygiene instrument consumables. In Europe, the decrease in revenue was primarily attributable to decreased sales of livestock test kits, offset by increased sales of water testing and food residue testing products. For the six-month period ended June 30, 1999, revenue increased 2% in Europe, 20% in the Asia-Pacific region, and 17% in Canada and South America. The increase in Europe is due primarily to increased sales of food residue testing products, water testing products and poultry test kits, partially offset by decreased sales of livestock test kits and by lower sales of dehydrated culture media. In the Asia-Pacific region, the increase in revenue is primarily due to increased sales of livestock test kits, water testing products, and food residue testing products. The revenue increase in Canada and South America is primarily due to increased sales of food residue testing products, hygiene instrument consumables and livestock test kits.

Gross profit as a percentage of FED revenue was 53% for three- and six-month periods ended June 30, 1999, and 52% and 51%, respectively, for the same periods in 1998. Increased sales of higher margin water testing products were partially offset by an increased revenue from lower margin food laboratory services.

OPERATING EXPENSES

Sales and marketing expenses were 16% of revenue for the three- and six-month periods ended June 30, 1999 compared to 20% for the same periods in 1998. The decrease as a percentage of revenue, and the dollar decreases of $2.0 million and $2.9 million, respectively, are principally attributable to decreases in salary and related expenses resulting from workforce reductions, partially offset by the inclusion of sales and marketing expenses for Blue Ridge Pharmaceuticals acquired in the last quarter of 1998.

Research and development expenses were 8% of revenue for the three- and six-month periods ended June 30, 1999 compared to 6% and 7%, respectively, for the same periods in 1998. The increase as a percentage of revenue, and the dollar increases of $2.3 million and $4.2 million, respectively, are principally caused by the addition of development expenses at Blue Ridge Pharmaceuticals and additional resources and related overhead to support product development.

General and administrative expenses were 12% and 13% of revenue for the three- and six-month periods ended June 30, 1999, respectively, compared to 15% for the same periods in 1998. The decrease as a percentage of revenue, and the dollar decreases of $789,000 and $747,000, respectively, are primarily attributable to a reduction in legal expenses resulting from the settlement of certain lawsuits, foreign currency exchange gains, and a reduction in the provision for bad debts, partially offset by additional amortization of goodwill associated with the acquisition of Blue Ridge Pharmaceuticals in the last quarter of 1998.

Net interest income was $1.3 million and $2.6 million for the three- and six-month periods ended June 30, 1999, respectively, compared to $1.7 million and $3.3 million for the same periods in 1998. The decrease in net interest income over the prior year is due to interest expense on the notes issued in the acquisition of Blue Ridge Pharmaceuticals in the last quarter of 1998 and lower domestic interest rates.

The Company's effective tax rate was 38% for the three- and six-month periods ended June 30, 1999 compared to 39% for the same periods in 1998. The decrease in the effective tax rate was principally attributable to newly available federal and state credits for research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had cash, cash equivalents, and short-term investments of $146.8 million and $195.4 million of working capital.

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

The Company's future success will depend in part on its ability to continue to develop new products and services both for its existing markets and for any new markets the Company may enter in the future. The Company believes that it has established a leading position in many of the markets for its animal health diagnostic products and services, and the maintenance and any future growth of its position in these markets is dependent upon the successful development and introduction of new products and services. The Company also plans to devote significant resources to the growth of many of its other businesses, including its animal health pharmaceuticals business and VetConnect, an internet portal for the provision of animal healthcare information and services. The Company's operating experience and product and technology base in these businesses are more limited than in its animal health diagnostic product business. There can be no assurance that the Company will successfully complete the development and commercialization of products and services for existing and new businesses.

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

From time to time the Company receives notices alleging that the Company's products infringe third party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents, although the Company is not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company, and an adverse outcome may preclude the Company from selling certain products or require the Company to pay damages or make additional royalty or other payments with respect to such sales. In addition, from time to time other types of lawsuits are brought against the Company, wherein an adverse outcome could adversely affect the Company's results of operations.

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

In the six months ended June 30, 1999, international revenue was $47.2 million, or 26% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

The Company's worldwide accounting system is Year 2000 ready, and throughout 1999 the Company expects to complete implementation of any needed Year 2000 related modifications to its other IT systems. The Company has assessed its internal non-IT systems and expects to complete testing and any needed modifications to these systems prior to 2000. Although the Company does not believe that it will incur material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products.

The Company's Year 2000 effort has included testing products currently or recently offered by the Company for Year 2000 issues. The Company believes that all of its current product offerings are Year 2000 ready with the exception of its VetTest(R) clinical chemistry analyzer. The Company has determined that some versions of the VetTest instrument, including the current model, will not properly display or transmit the date and time a sample is tested for dates beginning January 1, 2000, unless the date and time is reset each time the instrument is turned on. The Company believes that the accuracy of test results provided by the VetTest instrument will not be affected. The Company has prepared an update to the VetTest software, and prior to January 1, 2000 plans to send the update to VetTest users to enable the instrument to properly display and transmit date and time information from and after January 1, 2000, with little if any inconvenience to users of the VetTest instrument. For all other products that were identified as needing updates to address Year 2000 issues, the Company has prepared updates or has removed such products from its product offerings. Some of the Company's customers, including users of older practice information management systems, are using product versions that the Company will not support for Year 2000 issues; the Company is encouraging these customers to migrate to current product versions that are Year 2000 ready. Notwithstanding these efforts, there can be no guarantee that one or more current Company products do not contain Year 2000 issues that may result in material costs to the Company.

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

The Company has queried its important suppliers, vendors and resellers to assess their Year 2000 readiness. To date, the Company is not aware of any problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that these suppliers, vendors and resellers will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company.

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

PART II -- OTHER INFORMATION

     Item 1. -- LEGAL PROCEEDINGS

     On February 24, 1995, CDC Technologies, Inc. ("CDC Technologies") filed suit against the Company in the U.S. District Court for the District of Connecticut. In its complaint, CDC Technologies alleges that the Company's conduct in, and its relationships with its distributors in connection with, the distribution of the Company's hematology products (i) violate federal and state antitrust statutes, (ii) violate Connecticut statutes regarding unfair trade practices, and (iii) constitute a civil conspiracy and interfere with CDC Technologies' business relations. The relief sought by CDC Technologies includes treble damages for antitrust violations as well as compensatory and punitive damages, and an injunction to prevent the Company from interfering with CDC Technologies' relations with distributors. The Company has filed an answer denying the allegations in CDC's complaint. In March 1998, the U. S. District Court granted the Company's motion for summary judgment in the case, and in July 1999, the U.S. Court of Appeals for the Second District affirmed the District Court's ruling. However, it is possible that CDC may appeal that ruling. The Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

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

     On January 9, 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned ROBERT A. ROSE, et. al. v. DAVID E. SHAW, ERWIN F. WORKMAN, JR. and IDEXX LABORATORIES, INC. The plaintiffs purport to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claims that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. The complaint also claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaint claims that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. The Company and other defendants deny the allegations and in July 1999, the court granted the Company's motion to dismiss the case for failure to state a claim, however the plaintiffs may appeal that ruling. The Company is unable to assess the likelihood of an adverse result or estimate the amount of damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

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

Item 4. --  Submission of Matters to a Vote of Security-Holders

     At the Company's Annual Meeting of Stockholders held on May 19, 1999, the following proposals were adopted by the votes specified below:

  ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     BROKER
                       PROPOSAL                          FOR             AGAINST              ABSTAIN               NON-VOTES
  ---------------------------------------------------------------------------------------------------------------------------------
  1. Election of three Class II Directors:
         John R. Hesse                                35,228,963         412,675                    0                       0
         Kenneth Paigen, Ph.D.                        35,212,606         429,032                    0                       0
         Jeffrey J. Langan                            33,233,544         408,094                    0                       0
  ---------------------------------------------------------------------------------------------------------------------------------
  2. Approval of an amendment to the Company's
     1998 Stock Incentive Plan increasing from
     1,800,000 to 2,500,000 the number of shares
     of the Company's Common Stock authorized
     for issuance under the plan.                     22,500,897      13,031,016              109,725                       0
  ---------------------------------------------------------------------------------------------------------------------------------
  3. Approval of the Company's 1999 Director
     Stock Plan covering 80,000 shares of
     Common Stock authorized for issuance
     under the plan.                                  30,019,278       5,497,841              124,519                       0
  ---------------------------------------------------------------------------------------------------------------------------------
  4. Ratification of Arthur Anderson LLP
     as auditors.                                     35,601,524          20,254               19,860                       0
  ---------------------------------------------------------------------------------------------------------------------------------

     The following Class III Directors of the Company were not up for re-election in 1999 and have three-year terms that expire in 2001: E. Robert Kinney, James L. Moody, Jr. and Erwin F. Workman, Jr., Ph.D. The following Class I Directors of the Company were not up for re-election in 1999 and have three-year terms that expire in 2000: David E. Shaw, William
     F. Pounds and Mary L. Good, Ph.D. Mr. Langan resigned from the Board of Directors as of July 21, 1999.

Item 6. -- Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 1999 Director Stock Plan of the Company.

     27 Financial Data Schedule for the Quarterly Report on Form 10-Q for the six-month period ended June 30, 1999.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                IDEXX LABORATORIES, INC.

Date: August 13, 1999

                                                /s/ Ralph K. Carlton
                                                --------------------------------
                                                Ralph K. Carlton,
                                                Senior Vice President, Finance
                                                and Administration and Chief
                                                Financial Officer
                                                (Principal Financial Officer)