Form 10-Q
period 1999-09-30
IDEXX LABORATORIES INC /DE
filed 1999-11-12
CIK 874716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       or

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

As of October 31, 1999, 36,563,270 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           PAGE
                                                                           ----
          PART I -- FINANCIAL INFORMATION

          Item 1.    Financial Statements:
                     Consolidated Balance Sheets
                     September 30, 1999 and December 31, 1998                 3

                     Consolidated Statements of Operations
                     Three and Nine Months Ended
                     September 30, 1999 and September 30, 1998                4

                     Consolidated Statements of Cash Flows
                     Nine Months Ended
                     September 30, 1999 and September 30, 1998                5

                     Notes to Consolidated Financial Statements            6-11

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  11-15


          PART II -- OTHER INFORMATION

          Item 1.    Legal Proceedings                                    15-16

          Item 6.    Exhibits and Reports on Form 8-K                     16-17

          SIGNATURES                                                         18



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

PART I -- FINANCIAL INFORMATION

    Item 1. -- FINANCIAL STATEMENTS

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                                        SEPTEMBER 30,          DECEMBER 31,
                                                                             1999                   1998
                                                                         -------------          ------------
                                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                               $  74,677              $ 109,063
  Short-term investments and other marketable securities                     46,234                 29,290
  Accounts receivable, less reserves of $5,543
     and $5,368 in 1999 and 1998, respectively                               55,870                 47,947
  Inventories                                                                48,370                 55,428
  Deferred income taxes                                                      12,973                 13,965
  Other current assets                                                        6,119                  7,653
                                                                          ---------              ---------
     Total current assets                                                   244,243                263,346

LONG-TERM INVESTMENTS                                                        35,752                 17,297

PROPERTY AND EQUIPMENT, AT COST:
  Land                                                                        1,197                  1,197
  Buildings and improvements                                                  4,529                  4,487
  Leasehold improvements                                                     18,559                 17,629
  Machinery and equipment                                                    34,588                 31,917
  Office furniture and equipment                                             27,734                 25,423
  Construction-in-progress                                                      750                  1,840
                                                                          ---------              ---------
                                                                             87,357                 82,493
  Less - Accumulated depreciation and amortization                           47,225                 41,013
                                                                          ---------              ---------
                                                                             40,132                 41,480
OTHER ASSETS, Net                                                            63,004                 64,425
                                                                          ---------              ---------
                                                                          $ 383,131              $ 386,548
                                                                          =========              =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $  11,219              $  26,816
  Accrued expenses                                                           45,401                 32,046
  Current portion of long-term debt                                           4,152                  5,190
  Deferred revenue                                                            9,449                 10,465
                                                                          ---------              ---------
     Total current liabilities                                               70,221                 74,517

LONG-TERM DEBT, net of current portion                                        4,208                  4,191

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock, $0.10 par value
    Authorized 60,000 shares;  issued 39,536 shares
      in 1999 and 38,831 shares in 1998                                       3,954                  3,883
  Additional paid-in capital                                                283,792                276,296
  Retained earnings                                                          54,775                 31,041
  Accumulated other comprehensive income (loss)                              (3,656)                (3,380)
  Treasury stock (1,744 shares in 1999) at cost                             (30,163)                    --
                                                                          ---------              ---------
     Total stockholders' equity                                             308,702                307,840
                                                                          ---------              ---------
                                                                          $ 383,131              $ 386,548
                                                                          =========              =========


          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     ---------------------------  ----------------------------
                                                     SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                         1999          1998           1999           1998
                                                     ------------- -------------  -------------  -------------
Revenue                                                $86,422       $78,487       $267,593       $237,166

Cost of revenue                                         44,935        39,420        136,598        119,959
                                                       -------       -------       --------       --------

    Gross Profit                                        41,487        39,067        130,995        117,207

Expenses:
    Sales and marketing                                 13,732        15,760         43,322         48,230
    General and administrative                           9,502         9,979         32,696         33,928
    Research and development                             6,302         5,465         20,983         15,957
                                                       -------       -------       --------       --------
      Income from operations                            11,951         7,863         33,994         19,092
Interest income, net                                     1,643         1,967          4,288          5,260
                                                       -------       -------       --------       --------
      Income before provision for
        income taxes                                    13,594         9,830         38,282         24,352
Provision for income taxes                               5,166         3,834         14,547          9,497
                                                       -------       -------       --------       --------

      Net income                                       $ 8,428       $ 5,996       $ 23,735       $ 14,855
                                                       =======       =======       ========       ========

Net income per common share: Basic                     $  0.22       $  0.16       $   0.61       $   0.39
                                                       =======       =======       ========       ========
Net income per common share: Diluted                   $  0.21       $  0.15       $   0.58       $   0.37
                                                       =======       =======       ========       ========


          See accompanying notes to consolidated financial statements.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                      -----------------------------------
                                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                                          1999                   1998
                                                                      -------------         -------------
Cash Flows from Operating Activities:
  Net income                                                           $  23,735              $  14,855
  Adjustments to reconcile net income to net cash
   Provided by operating activities, net of acquisitions:
    Depreciation and amortization                                         12,849                 11,724
    Changes in assets and liabilities:
      Accounts receivable                                                 (7,923)                 3,408
      Inventories                                                          6,567                 16,868
      Other current assets                                                   (26)                 7,494
      Accounts payable                                                   (15,597)                (4,986)
      Accrued expenses                                                    14,307                 (6,245)
      Deferred revenue                                                    (1,015)                (1,668)
                                                                       ---------              ---------
         Net cash provided by operating activities                        32,897                 41,450
                                                                       ---------              ---------

Cash Flows from Investing Activities:
    Purchases of property and equipment                                   (6,093)                (5,302)
    Increase in investments, net                                         (35,399)                (4,602)
    Increase in other assets                                              (1,433)                  (181)
    Acquisitions of business, net of cash acquired                        (1,257)                  (986)
                                                                       ---------              ---------
         Net cash used in investing activities                           (44,182)               (11,071)
                                                                       ---------              ---------

Cash Flows from Financing Activities:
    Payment of notes payable                                              (1,593)                (2,580)
    Purchase of treasury stock                                           (27,256)                    --
    Proceeds from the exercise of stock options                            5,990                  3,263
                                                                       ---------              ---------
         Net cash provided by financing activities                       (22,859)                   683
                                                                       ---------              ---------

Net effect of Exchange Rate Changes                                         (242)                   656
                                                                       ---------              ---------
Net increase (decrease) in Cash and Cash Equivalents                     (34,386)                31,718

Cash and Cash Equivalents, beginning of period                           109,063                106,972
                                                                       ---------              ---------
Cash and Cash Equivalents, end of period                               $  74,677              $ 138,690
                                                                       =========              =========

Supplemental Disclosure of Cash Flow Information:
    Interest paid during the period                                    $     133              $     245
                                                                       =========              =========
    Income taxes paid during the period                                $   5,261              $  10,562
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

    c. The Company accounts for cash equivalents and marketable securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company's cash equivalent and short-term investments are classified as held-to-maturity and are recorded at amortized cost which approximates market value.

    Cash Equivalents and Short-term Investments and Other Marketable Securities:
    Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments and other marketable securities are investment securities with original maturities of greater than three months but less than one year or marketable securities that the Company intends to hold less than three months and consist of the following (in thousands):

                                    SEPTEMBER 30,    DECEMBER 31,
                                        1999             1998
                                    -------------    ------------
     Municipal bonds                  $ 21,147         $ 21,801
     U.S. Treasury bills                11,000            6,000
     Preferred stocks                   11,056               --
     Commercial paper                       --              458
     Certificates of deposits            3,031            1,031
                                      --------         --------
                                      $ 46,234         $ 29,290
                                      ========         ========

    Long-term investments are investment securities with original maturities of greater than one year and consist of the following (in thousands):

                                    SEPTEMBER 30,    DECEMBER 31,
                                        1999             1998
                                    -------------    ------------
     Municipal bonds                  $ 33,752         $ 13,297
     Government bonds                    2,000               --
     Certificates of deposit                --            4,000
                                      --------         --------
                                      $ 35,752         $ 17,297
                                      ========         ========

d. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

                                    SEPTEMBER 30,    DECEMBER 31,
                                        1999             1998
                                    -------------    ------------
         Raw materials                $  8,736        $ 11,342
         Work-in-process                 5,350           5,784
         Finished goods                 34,284          38,302
                                      --------        --------
                                      $ 48,370        $ 55,428
                                      ========        ========

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

    The following is a reconciliation of shares outstanding for basic and diluted earnings per share:

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                        --------------    -------------    -------------     -------------
                                                             1999              1998            1999               1998
                                                             ----              ----            ----               ----

   Shares outstanding for basic earnings per share:
     Weighted average shares outstanding                     39,096           38,616          39,109             38,451
                                                             ======           ======          ======             ======

   Shares outstanding for diluted earnings per share:

     Weighted average shares outstanding                     39,096           38,616          39,109             38,451
     Dilutive effect of options issued to employees             770            1,768           1,410              1,581


     Shares assumed issued for the acquisition of

       Blue Ridge Pharmaceuticals, Inc.                         115               --             115                 --
                                                             ------           ------          ------             ------
                                                             39,981           40,384          40,634             40,032
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

    As of September 30, 1999, approximately $1.3 million was included in accrued expenses relating to the non-recurring operating charge. The balance remaining at September 30, 1999 primarily represents severance payments due to terminated employees, unpaid charges related to the consolidation and relocation of distribution functions in Europe and lease payments on unutilized facilities.

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

                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                        --------------    -------------    -------------     -------------
                                                             1999              1998            1999               1998
                                                             ----              ----            ----               ----
      Net income                                           $ 8,428           $ 5,996         $23,735            $14,855
      Other comprehensive income (loss):
      Foreign currency translation adjustments                 765               844            (276)               400
                                                           -------           -------         -------            -------
      Comprehensive income                                 $ 9,193           $ 6,840         $23,459            $15,255
                                                           =======           =======         =======            =======

5.  NOTES PAYABLE

    In connection with the acquisition of the business of Consolidated Veterinary Diagnostics, Inc., the Company issued an unsecured note payable for $3.0 million, of which $1.0 million was outstanding at December 31, 1998. The note bore interest at 8% and was due in equal annual installments beginning in July 1997. The final installment was paid in July 1999.

    In connection with the Central Veterinary Diagnostic Laboratory acquisition, the Company issued an unsecured note payable for Australian Dollars 900,000 (US $587,000) of which Australian Dollars 675,000 (US $440,000) was outstanding at September 30, 1999. The note bears interest at 6% and is due in four equal annual installments beginning in December 1998.

    In connection with the Blue Ridge Pharmaceuticals, Inc. acquisition (see
    Note 7b), the Company issued unsecured notes payable for $7,830,000, which were outstanding at September 30, 1999. The notes bear interest at 5.5% and are due in two equal annual installments on October 1, 1999 and 2000. The first installment was paid in October 1999.

    In connection with the acquisition of a veterinary laboratory business in Phoenix, Arizona (see Note 7c), the Company issued a non-interest bearing note payable for $539,000, of which $90,000 was outstanding at September 30, 1999. The note was due in five monthly installments beginning in April 1999. The final installment was paid in October 1999.

6.  COMMITMENTS AND CONTINGENCIES

    From time to time the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents, although the Company is not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company. A significant portion of the Company's revenue in the three month period ended September 30, 1999 was attributable to products incorporating certain immunoassay technologies and products relating to the diagnosis of canine heartworm infection. If the Company were to be precluded from selling such products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

    On February 24, 1995, CDC Technologies, Inc. ("CDC Technologies") filed suit against the Company in the U.S. District Court for the District of Connecticut. In its complaint, CDC Technologies alleged that the Company's conduct in, and its relationships with its distributors in connection with, the distribution of the Company's hematology products (i) violate federal and state antitrust statutes, (ii) violate Connecticut statutes regarding unfair trade practices, and (iii) constitute a civil conspiracy and interfere with CDC Technologies' business relations. The relief sought by CDC Technologies included treble damages for antitrust violations as well as compensatory and punitive damages, and an injunction to prevent the Company from interfering with CDC Technologies' relations with distributors. In March 1998, the U.S. District Court granted the Company's motion for summary judgment in the case, and in July 1999, the U.S. Court of Appeals for the Second Circuit affirmed the District Court's ruling. However, it is possible that CDC may appeal those rulings. The Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

    On November 12, 1998, Synbiotics Corporation ("Synbiotics") filed suit against the Company in the U.S. District Court for the Southern District of California for infringement of U.S. Patent No. 4,789,631 issued December 6, 1988 (the "`631 Patent"). The `631 Patent, which is owned by Synbiotics, claims certain assays, methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by Synbiotics was an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the `631 Patent, as well as treble damages for past infringement. This suit was not served on the Company within the time period specified under applicable court rules and was dismissed without prejudice in April 1999, however Synbiotics is not precluded from filing a new suit in the future. While the Company believes that it has meritorious defenses against claims of infringement of the `631 Patent, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages the Company may be required to pay. If the

    Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

    On January 9, 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned ROBERT A. ROSE, et.al. v. DAVID E. SHAW, ERWIN
    F. WORKMAN, JR. and IDEXX LABORATORIES, INC. The plaintiffs purport to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claims that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. The complaint also claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaint claims that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. In July 1999, the U.S. District Court granted the Company's motion to dismiss the case for failure to state a claim. However on August 11, 1999, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the First Circuit. The Company is unable to assess the likelihood of an adverse result or estimate the amount of damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

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

    (b) Blue Ridge Pharmaceuticals, Inc.

    On October 1, 1998, the Company acquired all of the capital stock of Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge") for approximately $39.1 million in cash, $7.8 million in notes, 115,000 shares of the Company's Common Stock and warrants to acquire 806,000 shares of Common Stock at $31.59 per share which expire on December 31, 2003. In addition, the Company agreed to issue up to 1.24 million shares of its Common Stock based on the achievement by the Company's pharmaceutical business (including Blue Ridge) of net sales and operating profit targets through 2004. All former shareholders received equal value in the form of cash/notes/stock, warrants and contingent shares on a per share basis. The notes, which bear interest at 5.5% annually and are due in two equal annual installments on October 1, 1999 and 2000, are due to certain key employees of Blue Ridge, subject to certain contingencies. The first installment was paid in October 1999. The shares of Common Stock are issuable on October 1, 2001 to a key employee of Blue Ridge, subject to certain contingencies. Blue Ridge is a development-stage animal health pharmaceutical company located in Greensboro, North Carolina. The Company will record the issuance of any of the 1.24 million shares discussed above as additional goodwill when the shares are issued. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the date of acquisition.

    1999 ACQUISITIONS

    (c) Phoenix Veterinary Laboratory Business

    On March 31, 1999, the Company, through its wholly-owned subsidiary, IDEXX Veterinary Services, Inc., acquired the veterinary laboratory business of Sonora Quest Laboratories, LLC ("Sonora"), based in Phoenix, Arizona, for $1.3 million in cash and a $539,000 promissory note. In connection with the acquisition, Sonora and its parent companies agreed not to compete in the veterinary reference laboratory business in Arizona and New Mexico for a period of five years. The note was non-interest bearing and was due in five monthly installments beginning in April 1999. The final installment was paid in October 1999. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the acquisition date.

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

    The following is the segment information in accordance with this statement (in thousands):

                                                   CAG       FED      OTHER      TOTAL
                                                   ---       ---      -----      -----
     Three Months Ended September 30, 1999
               Revenue                          $ 66,254   $19,652   $   516    $ 86,422
               Net income (loss)                   6,528     2,814      (914)      8,428

     Nine Months Ended September 30, 1999
               Revenue                          $208,084   $58,013   $ 1,496    $267,593
               Net income (loss)                  22,377     5,248    (3,890)     23,735

     Three Months Ended September 30, 1998
               Revenue                          $ 59,644   $18,843   $    --    $ 78,487
               Net income                          4,422     1,081       493       5,996

     Nine Months Ended September 30, 1998
               Revenue                          $184,366   $52,800        --    $237,166
               Net income                         12,120     1,369     1,366      14,855



9.   STOCK REPURCHASE PROGRAM

     On August 13, 1999, the Board of Directors authorized the purchase of up to 2 million shares of the Company's Common Stock in the open market or in negotiated transactions. As of September 30, 1999, approximately 1.74 million shares of Common Stock were purchased under this program. On October 4, 1999, the Board of Directors increased the authorization to 4 million shares of Common Stock.

Item 2.

                    IDEXX LABORATORIES, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPANION ANIMAL GROUP

Revenue for the Companion Animal Group ("CAG") for the third quarter of 1999 increased 11% to $66.3 million from $59.6 million for the third quarter of 1998. Revenue for CAG for the nine months ended September 30, 1999 increased 13% to $208.1 million from $184.4 million for the first nine months of 1998.

The increase in CAG revenue for the quarter ended September 30, 1999 compared to the same period in 1998 is primarily attributable to increased sales of veterinary consumables, veterinary reference laboratory services, and practice information management products and services. These increases were offset in part by lower sales of canine heartworm test kits, due primarily to increased competition. The increase in CAG revenue for the nine-month period ended September 30, 1999 compared to the same period in 1998 is primarily attributable to increased sales of veterinary consumables, practice information management products and services and veterinary reference laboratory services. These increases were offset in part by lower sales of canine heartworm kits and by lower revenue from veterinary instruments.

International revenue for CAG for the third quarter of 1999 increased 8% to $15.2 million, or 23% of total CAG revenue, from $14.1 million, or 24% of total CAG revenue, for the third quarter of 1998. International revenue for CAG for the nine months ended September 30, 1999 increased 4% to $46.2 million, or 22% of total CAG revenue, from $44.6 million, or 24% of total CAG revenue, for the first nine months of 1998.

For the quarter ended September 30, 1999, revenue increased 6% in Europe, 14% in the Asia-Pacific region and 8% in Canada and South America, compared to the same period in 1998. In Europe, the increase resulted primarily from increased sales of veterinary consumables, veterinary test kits and veterinary reference laboratory services. In the Asia-Pacific region, the increase resulted primarily from increased sales of veterinary consumables and veterinary reference laboratory services. In Canada, the increase resulted primarily from increased sales of veterinary consumables. For the nine-month period ended September 30, 1999, revenue increased 9% in Europe and 1% in Canada and South America, and decreased 3% in the Asia-Pacific region, compared to the same period in 1998. In Europe, the increase for the nine-month period ended September 30, 1999 as compared to the same period in the prior year was principally attributable to the same factors noted for the three-month period. In the Asia-Pacific region, the decrease resulted primarily from a decrease in sales of veterinary test kits and instruments, partially offset by an increase in veterinary consumables.

Gross profit as a percentage of CAG revenue was 46% and 48% for the three- and nine-month periods ended September 30, 1999, respectively, and 49% for the same periods in 1998. These declines resulted from higher sales of lower gross margin practice information management systems and veterinary laboratory services, and lower selling prices on veterinary instruments.

FOOD AND ENVIRONMENTAL DIVISION

Revenue for the Food and Environmental Division ("FED") for the third quarter of 1999 increased 4% to $19.7 million from $18.8 million for the third quarter of 1998. Revenue for FED for the nine months ended September 30, 1999 increased 10% to $58.0 million from $52.8 million for the first nine months of 1998.

The increase in FED revenue for the quarter ended September 30, 1999 compared to the same period in 1998 is primarily attributable to increased sales of water testing products and food residue testing products. The increase in FED revenue for the nine-month period ended September 30, 1999 compared to the same period in 1998 is primarily attributable to increased sales of water testing products, food residue testing products, and food laboratory testing services.

International revenue for FED for the third quarter of 1999 increased 1% to $7.6 million, or 39% of total FED revenue, from $7.6 million, or 40% of total FED revenue, for the third quarter of 1998. International revenue for FED for the nine months ended September 30, 1999 increased 6% to $23.5 million, or 40% of total FED revenue, from $22.2 million, or 42% of total FED revenue, for the first nine months of 1998.

For the quarter ended September 30, 1999, revenue increased 15% in the Asia-Pacific region, 13% in Canada and South America, and decreased 9% in Europe. The increase in revenue in the Asia-Pacific region is primarily due to increased sales of food residue testing products, and poultry and livestock test kits, partially offset by decreased sales of water testing products. The increase in revenue in Canada and South America is primarily due to increased sales of food residue testing products and livestock test kits. In Europe, the decrease in revenue was primarily attributable to decreased sales of livestock test kits. For the nine-month period ended September 30, 1999, revenue increased 18% in the Asia-Pacific region, 16% in Canada and South America, and decreased 2% in Europe. The increase in the Asia-Pacific region is due primarily to increased sales of food residue testing products and poultry and livestock kits. In Canada and South America, the increase in revenue is primarily due to increased sales of food residue testing products, livestock test kits, and food hygiene consumables. The revenue decrease in Europe is primarily due to decreased sales of livestock test kits, partially offset by increased sales of water testing products and food residue testing products.

Gross profit as a percentage of FED revenue was 55% and 54%, respectively, for the three- and nine-month periods ended September 30, 1999, and 52% and 51%, respectively, for the same periods in 1998. Increased sales of higher margin water testing products were partially offset by increased revenue from lower margin food laboratory services.

OPERATING EXPENSES

Sales and marketing expenses were 16% of revenue for the three- and nine-month periods ended September 30, 1999 compared to 20% for the same periods in 1998. The decrease as a percentage of revenue, and the dollar decreases of $2.0 million and $4.9 million, respectively, are principally attributable to decreases in salary and related expenses resulting from workforce reductions, partially offset by the inclusion of sales and marketing expenses for the Company's Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge") subsidiary acquired in the last quarter of 1998.

Research and development expenses were 7% and 8% of revenue for the three- and nine-month periods ended September 30, 1999, respectively, compared to 7% for the same periods in 1998. The increase as a percentage of revenue for the nine-month period ended September 30, 1999, and the dollar increases of $0.8 million and $5.0 million, respectively, are principally caused by the addition of development expenses at Blue Ridge and additional resources and related overhead to support product development.

General and administrative expenses were 11% and 12% of revenue for the three- and nine-month periods ended September 30, 1999, respectively, compared to 13% and 14%, respectively, for the same periods in 1998. The decreases as a percentage of revenue, and the dollar decreases of $477,000 and $1.2 million, respectively, are primarily attributable to decreases in salary and related expenses resulting from workforce reductions, foreign currency exchange gains and a reduction in the provision for bad debts, partially offset by additional amortization of goodwill associated with the acquisition of Blue Ridge in the last quarter of 1998 and by severance and related costs associated with management changes.

Net interest income was $1.6 million and $4.3 million for the three- and nine-month periods ended September 30, 1999, respectively, compared to $2.0 million and $5.3 million for the same periods in 1998. The decreases in net interest income over the prior year are due to interest expense on the notes issued in the acquisition of Blue Ridge in the last quarter of 1998, the use of cash to acquire Blue Ridge, the use of cash to repurchase company shares into treasury and lower domestic interest rates. See Notes 7(b) and 9.

The Company's effective tax rate was 38% for the three- and nine-month periods ended September 30, 1999 compared to 39% for the same periods in 1998. The decrease in the effective tax rate was principally attributable to newly available federal and state credits for research and development activities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had cash, cash equivalents, and short-term investments of $120.9 million and $174.0 million of working capital. In the quarter ended September 30, 1999, the Company repurchased 1.74 million shares of the Company's Common Stock for $30.2 million. See Note 9.

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

In the nine months ended September 30, 1999, international revenue was $69.7 million, or 26% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

The development, manufacturing, distribution and marketing of certain of the Company's products and provision of its services, both in the United States and abroad, are subject to regulation by various domestic and foreign governmental agencies, including the U.S. Department of Agriculture and U.S. Food and Drug Administration. Delays in obtaining, or the failure to obtain, any necessary regulatory approvals could have a material adverse effect on the Company's future product and service sales and operations. Any acquisitions of new products, services and technologies may subject the Company to additional areas of government regulations.

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

The Company's worldwide accounting system is Year 2000 ready, and the Company has completed implementation of material Year 2000 related modifications to its other IT systems. The Company has assessed its internal non-IT systems and expects to complete needed modifications to these systems prior to 2000. Although the Company does not believe that it will incur material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products.

The Company's Year 2000 effort has included testing products currently or recently offered by the Company for Year 2000 issues. The Company believes that all of its current product offerings are Year 2000 ready. The Company had determined that some versions of its VetTest(R) clinical chemistry analyzer would not properly display or transmit data for dates beginning January 1, 2000. The Company has completed an update to the VetTest software that will enable the instrument to properly display and transmit date and time information on and after January 1, 2000. The Company has delivered the software update to registered users of the VetTest instrument. For all other products that were identified as needing updates to address Year 2000 issues, the Company has prepared updates or has removed such products from its product offerings. Some of the Company's customers, including users of older practice information management systems, are using product versions that the Company will not support for Year 2000 issues; the Company has encouraged these customers to migrate to current product versions that are Year 2000 ready. Notwithstanding these efforts, there can be no guarantee that one or more current Company products do not contain Year 2000 issues that may result in material costs to the Company.

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

The Company has queried its important suppliers, vendors and resellers to assess their Year 2000 readiness. The Company has developed contingency plans for certain suppliers, vendors and resellers that have not provided assurances regarding Year 2000 readiness. To date, the Company is not aware of supplier, vendor or reseller problems that would materially impact results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that suppliers, vendors and resellers will be Year 2000 ready. The inability of those parties to complete their Year 2000 resolution process could materially impact the Company.

The Company's total cost relating to Year 2000 related activities has not been and is not expected to be material to the Company's financial position, results of operations, or cash flows. The Company believes necessary modifications have been or will be made on a timely basis. However, there can be no assurance that there will not be delays caused by, or increased costs associated with, unforeseen circumstances or that the Company's suppliers, resellers and customers will adequately prepare for the Year 2000 issue. It is possible that any such delays, increased costs, or supplier, reseller or customer failures could have a material adverse impact on the Company's operations and financial results.

The most reasonably likely worst case Year 2000 scenarios for the Company would include: (i) the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, phone service, water, transport, material delivery, security systems, etc.), (ii) corruption of data contained in the Company's internal information systems, and (iii) hardware failure. Although the Company does not anticipate major interruptions of its business activities, the Company is developing contingency plans in the event certain internal or external systems, or certain of the Company's suppliers, vendors or resellers, are not Year 2000 ready. Despite the Company's efforts, if certain internal or external systems or third parties are not Year 2000 ready, the Year 2000 issue could have a material adverse impact on the Company's operations by, for example, impacting the Company's ability to deliver products or services to its customers.

Current estimates of the costs of the project and the information on which the Company believes it will complete the Year 2000 modifications and contingency plans are based on certain assumptions regarding future events, including the continued availability of certain resources, assurances received from third parties, and other factors. However, there can be no guarantee that these estimates will be achieved or that this information is accurate, and therefore the actual results could differ materially from those anticipated. Specific factors might include, but are not limited to, the availability and cost of personnel trained in this area, the degree of cooperation and preparedness of third parties, the ability to locate and correct all relevant computer codes, and other uncertainties.

PART II -- OTHER INFORMATION

    Item 1. -- Legal Proceedings

    On February 24, 1995, CDC Technologies, Inc. ("CDC Technologies") filed suit against the Company in the U.S. District Court for the District of Connecticut. In its complaint, CDC Technologies alleged that the Company's conduct in, and its relationships with its distributors in connection with, the distribution of the Company's hematology products (i) violate federal and state antitrust statutes, (ii) violate Connecticut statutes regarding unfair trade practices, and (iii) constitute a civil conspiracy and interfere with CDC Technologies' business relations. The relief sought by CDC Technologies included treble damages for antitrust violations as well as compensatory and punitive damages, and an injunction to prevent the Company from interfering with CDC Technologies' relations with distributors. In March 1998, the U. S. District Court granted the Company's motion for summary judgment in the case, and in July 1999, the U.S. Court of Appeals for the Second District affirmed the District Court's ruling. However, it is possible that CDC may appeal that ruling. The Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

    On November 12, 1998, Synbiotics Corporation ("Synbiotics") filed suit against the Company in the U.S. District Court for the Southern District of California for infringement of U.S. Patent No. 4,789,631 issued December 6, 1988 (the "`631 Patent"). The `631 Patent, which is owned by Synbiotics, claims certain assays, methods and compositions for the diagnosis of canine heartworm infection. The primary relief sought by Synbiotics was an injunction against the Company which would prevent the Company from selling canine heartworm diagnostic products which infringe the `631 Patent, as well as treble damages for past infringement. This suit was not served on the Company within the time period specified under applicable court rules and was dismissed without prejudice in April 1999, however Synbiotics is not precluded from filing a new suit in the future. While the Company believes that it has meritorious defenses against claims of infringement of the `631 Patent, the Company is unable to assess the likelihood of an adverse result or estimate the amount of any damages the Company may be required to pay. If the Company is precluded from selling canine heartworm diagnostic products or required to pay damages or make additional royalty or other payments with respect to such sales, the Company's business and results of operations could be materially and adversely affected.

    On January 9, 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned ROBERT A. ROSE, et. al. v. DAVID E. SHAW, ERWIN
    F. WORKMAN, JR. and IDEXX LABORATORIES, INC. The plaintiffs purport to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claims that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. The complaint also claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaint claims that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. In July 1999, the U.S. District Court granted the Company's motion to dismiss the case for failure to state a claim. However, on August 11, 1999, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the First Circuit. The Company is unable to assess the likelihood of an adverse result or estimate the amount of damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

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

Item 6. -- Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1 Agreement dated August 26, 1999 between the Company and David E. Shaw. 27 Financial Data Schedule for the Quarterly Report on Form 10-Q for the
       nine-month period ended September 30, 1999.

(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IDEXX LABORATORIES, INC.

Date: November 12, 1999

                                      /s/ Merilee Raines
                                      --------------------------------
                                      Merilee Raines,
                                      Vice President, Finance
                                      and Treasurer (Principal
                                      Financial Officer)