Form 10-K
period 1999-12-31
IDEXX LABORATORIES INC /DE
filed 2000-03-29
CIK 874716

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For The Fiscal Year Ended December 31, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Based on the closing sale price on March 23, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $938,916,009. For these purposes, the registrant considers all of its Directors and executive officers and The Jackson Laboratory to be its only affiliates.

    The number of shares outstanding of the registrant's Common Stock was 35,425,859 on March 23, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

   LOCATION IN FORM 10-K                    INCORPORATED DOCUMENT
          Part III Specifically identified portions of the Company's definitive proxy statement to be filed in connection with the Company's Annual Meeting to be held on May 17, 2000 are incorporated herein by reference.

       Parts I and II         Specifically identified portions of the Company's
                              Annual Report to Stockholders for the year ended
                              December 31, 1999 are incorporated herein by reference.

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results" in the Company's 1999 Annual Report to Stockholders incorporated herein by reference.

--------------------------------------------------------------------------------
ITEM 1.   BUSINESS

    IDEXX Laboratories, Inc., incorporated in Delaware in 1983 (the "Company" or ("IDEXX") which includes wholly-owned subsidiaries unless the context otherwise requires), develops, manufactures and distributes products and provides services for veterinary, food and environmental markets. Within these markets, the Company's products and services include biology-based detection systems, chemistry-based detection systems, laboratory testing and specialized consulting services, veterinary practice information management software systems and related services, a veterinary Internet portal/application service provider and pharmaceutical products. The substantial majority of the Company's revenue is currently derived from the sale of veterinary diagnostic products and services and veterinary practice information management systems and services, where the Company believes it holds leading market positions. The Company's veterinary diagnostic products are used by veterinarians to detect and monitor diseases, physiologic disorders, immune status, hormone and enzyme levels, blood chemistry, electrolyte levels, blood cell counts and other substances or conditions in animals. The Company's software products are designed to provide comprehensive information management solutions for veterinary clinics. The veterinary laboratory testing and consultation services provided by the Company are used by veterinarians to assist them in the detection and diagnosis of disease status and other conditions in animals. The Company is also developing products for veterinary therapeutic applications. The Company's food and environmental products include water testing products that detect microbial contaminants in water, dairy testing products that detect antibiotic residues in milk and diagnostic products that assist in disease detection, management and eradication in food production animals.

    The Company has developed leading positions in many of its markets by identifying user needs and offering high-quality, cost-effective product and service solutions backed by extensive customer support. The Company's test products incorporate a range of delivery systems and detection technologies which are tailored to particular applications and customer needs. Through its 1997 acquisitions of Advanced Veterinary Systems and Professionals' Software, Inc., the Company has become the leading U.S. supplier of veterinary practice information management software systems. Through locations in the U.S., England, Japan and Australia, the Company provides rapid, affordable, high-quality laboratory services to veterinarians. In October 1998, the Company acquired Blue Ridge Pharmaceuticals, Inc., a company engaged in the development of novel therapeutics for the veterinary market.

    In developing its businesses, the Company has employed a number of strategies, including the licensing of human diagnostic technology and the adaptation of that technology for veterinary applications, internal research and development, strategic acquisitions, and an emphasis on single-use products and instrument-based products that offer a significant opportunity for repeatable sales of associated consumables. The Company's strategy is to maintain and build upon its market-leading positions in veterinary diagnostics and veterinary practice information management software to offer total animal health solutions to the veterinary market through the integration of diagnostics, therapeutics and information systems and services. The Company also will continue to evaluate acquisition, licensing and other opportunities in complementary areas within the veterinary and food and environmental markets.

================================================================================

    IDEXX(R), Better Choice(TM), CITE(R), Colilert(R), Colisure(TM), Defined Substrate Technology(R), DiaSystems(TM), DST(R), Enterolert(TM), Facilitator(TM), FlockChek(R), HerdChek(R), IDEXX VetLab(TM), LacTek(TM), Parallux(TM), PetChek(R), Probe(R), Quanti-Tray(R), SNAP(R), VetConnect(TM), VetLyte(R) and VetTest(R) are trademarks of the Company. Cornerstone(R) is used under a license agreement. Autoread(TM), QBC(R) and VetAutoread(TM) are trademarks of Becton Dickinson and Company ("Becton"). All other products and company names are trademarks of their respective holders.

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

    The Company offers SNAP immunoassays to detect feline leukemia virus ("FeLV") in cats and heartworm disease in dogs and cats. The Company also has developed and markets a feline combination test, the SNAP Combo FeLV/FIV, which enables veterinarians to test simultaneously for FeLV and feline immunodeficiency virus ("FIV") (which resembles the human AIDS virus), and a canine combination test that tests simultaneously for heartworm and Ehrlichia canis, a tick-borne organism that can create a wide range of health problems in dogs. Other small animal assays include tests for thyroid hormone levels in dogs and cats and parvovirus, which causes a gastrointestinal disease in dogs. The Company's equine product tests for immune status in newborn foals.

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

    VETTEST ANALYZER. The VetTest blood chemistry analyzer is used to measure levels of certain enzymes and other substances in blood in order to assist the veterinarian in diagnosing physiologic conditions. Twenty-one separate blood chemistry tests can be performed on the VetTest analyzer. The system is capable of running up to 12 tests at a time on a single sample. The Company also offers prepackaged general health profiles which include 12 frequently used chemistries and pre-anesthetic panels for young animals consisting of six chemistries each. Commonly run tests include glucose, alkaline phosphatase, ALT (alanine aminotransferase), creatinine, BUN (blood urea nitrogen) and total protein. VetTest analyzers are manufactured for the Company by Tokyo Parts Industrial Co. under an agreement that renews annually unless either party notifies the other of its decision not to renew. The dry chemistry slides used in the VetTest analyzer (the "VetTest Slides") are supplied by Ortho-Clinical Diagnostics, Inc. (formerly known as Johnson and Johnson Clinical Diagnostics, Inc.) ("Ortho") under a Supply Agreement with Ortho (as amended, the "Ortho Agreement"). The Company is required to purchase all of its requirements for slides from Ortho to the extent available. In addition, the Company has committed to minimum annual purchase volumes of certain VetTest Slides during the term of the Ortho

 Agreement. The Ortho Agreement does not prohibit Ortho from selling comparable slides or licensing its slide technology for use in veterinary applications and Ortho currently sells comparable slides for use in its own analyzer, which is primarily designed for human applications but is also used in the veterinary market. Although the Company does not believe sales by Ortho in the veterinary market currently have a material adverse effect on the business of the Company, there can be no assurance that such sales will not have such a material adverse effect in the future. The Ortho Agreement expires on December 31, 2010 and contains provisions for the negotiation of a renewal term of five years.

    QBC(R) VETAUTOREAD(TM) HEMATOLOGY SYSTEM. The QBC(R) VetAutoread(TM) hematology system is used to evaluate certain components of blood. This hematology analyzer is based on Quantitative Buffy Coat technology, which uses centrifugal force to separate a blood sample into its key components. The blood sample is centrifuged at high speed in a proprietary test device, and the different components of the blood separate by density. The QBC(R) VetAutoread(TM) hematology system scans the blood tube, quantifies the different components and calculates parameters. These values are then compared to normal ranges contained in the software of the analyzer, which assists the veterinarian in determining whether disease states are indicated that requires further investigation. Key components evaluated are red blood cells (anemia/internal bleeding), white blood cells (infection, immunosuppression, allergy), and platelets (clotting capability). The system is based on the Becton QBC(R) Autoread(TM) hematology system sold to physicians for human applications. The QBC(R) VetAutoread(TM) hematology system is manufactured for IDEXX by Becton under a development and distribution agreement which requires Becton to supply analyzers to IDEXX through 2008 and reagents through 2010. IDEXX has committed to minimum annual purchases of analyzers and reagents under the agreement.

    VETTEST SNAP READER. The VetTest SNAP Reader allows the veterinarian to obtain quantitative measurement of hormones including thyroxine and cortisol. These measurements assist in diagnosing and monitoring the treatment of certain endocrine diseases, such as hyper- and hypo-thyroidism, Cushing's syndrome and Addison's disease. In addition, the analyzer allows the veterinarian to monitor the effect of treatment on these diseases. The VetTest SNAP Reader is a module which can be integrated with the VetTest chemistry analyzer. Samples and reagents are introduced to the analyzer using the Company's SNAP device. The quantitative measurement is performed automatically with results available for interpretation in less than 15 minutes after sample introduction. The results are downloaded and displayed on the VetTest analyzer.

    VETLYTE SYSTEM. The VetLyte system measures three electrolytes -- sodium, potassium and chloride -- to aid in evaluating acid-base and electrolyte balances and assessing plasma hydration. Samples are introduced to the analyzer through a probe. The assay operation, including the addition of reagents from an enclosed solution pack, is performed automatically. Test results are available in less than one minute after sample introduction and are either displayed on the VetLyte analyzer or downloaded to the VetTest analyzer.

    The Company also provides computer software which facilitates the integration of results obtained on these four systems. This linkage of the four analyzer systems as part of the IDEXX VetLab (the combination of the VetTest, QBC(R) VetAutoread(TM), VetLyte and VetTest SNAP Reader analyzers) allows the veterinarian to produce a report containing the same types of information in a more timely manner than would typically be provided by commercial laboratories performing the same tests. A veterinarian using the Company's Better Choice practice management software system can also automatically transfer results obtained from the IDEXX VetLab to the applicable patient records.

         VETERINARY LABORATORY AND CONSULTING SERVICES

    The Company offers commercial veterinary laboratory and consulting services to approximately 6,000 veterinary clinics in the U.S. through facilities located in Arizona, California, Colorado, Illinois, Massachusetts, New Jersey, Oregon and Texas. Through subsidiaries located in the United Kingdom, Japan and Australia, the Company offers commercial veterinary laboratory services to approximately 4,000 veterinary clinics located in those countries. Veterinarians use the Company's services by submitting samples by courier or overnight delivery to the appropriate Company facility based on location, type of sample and workload at the facility. The commercial reference laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in production and companion animals. Services include chemistry, hematology and pathology.

    Additionally, the Company provides specialized veterinary consultation, telemedicine and advisory services, including cardiology, radiology, internal medicine, dermatology and ultrasound consulting. These services permit veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the Internet from the veterinarians' offices. The services can be provided during the course of a visit, thereby giving veterinarians immediate access to specialists. The Company employs or retains as consultants approximately 33 board-certified specialists, who handle over 70,000 cases per year for over 9,000 veterinary clinics and hospitals in the U.S., Canada and approximately 12 other countries.

 Approximately 69%, 70% and 71% of the Company's total revenues were derived from sales of veterinary diagnostic products and services in 1999, 1998 and 1997, respectively.

         INFORMATICS PRODUCTS AND SERVICES

    The Company's veterinary informatics business was formed in 1997 with the acquisition of Advanced Veterinary Systems, located in Eau Claire, Wisconsin, and Professionals' Software, Inc., located in Effingham, Illinois. In 1998 most operations were consolidated in Eau Claire, Wisconsin. The Company provides comprehensive veterinary practice information management solutions designed to assist veterinarians in delivering high quality medical care and increasing the profitability of their businesses. The Company believes that it is the leading provider of veterinary practice information management systems ("PIMS") in the U.S. with an installed based of more than 8,000 of the approximately 25,000 veterinary hospitals in North America. The Company's two principal software products are its Cornerstone and Better Choice systems. The Company provides software and hardware support for its PIMS and derives a significant proportion of its revenues from ongoing service contracts.

    In January 2000, the Company launched VetConnect.com, an Internet portal/application services provider for the veterinary medical market. VetConnect is a comprehensive suite of information and business services designed to support veterinary medical practice and extend the value of the Company's in-clinic products, laboratory and consulting services and information offerings. VetConnect revenues are derived from subscription fees, advertising and related charges and fees on e-commerce and other transactions completed through the site.

    The goal of VetConnect is to improve animal health by creating a comprehensive, integrated electronic network among veterinarians, their clients, colleagues and animal health companies. VetConnect provides online access to current medical content through agreements with leading veterinary textbook and periodical publishers; business-to-business electronic commerce through strategic alliances with veterinary distributors and suppliers; and real-time access to laboratory results generated by the Company's reference laboratories, to which veterinarians send samples for diagnostic testing. In addition, VetConnect provides e-mail and tools that permit veterinary hospitals to generate and maintain their own web sites and communicate with clients.

         VETERINARY PHARMACEUTICALS

      In October 1998 the Company acquired Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge"), a privately-held company engaged in the development of novel therapeutics for the veterinary market. Blue Ridge was formed in 1996 to develop products for therapeutic applications in companion animals and livestock that might not fit the strategic goals of larger pharmaceutical companies marketing both human and veterinary products. Blue Ridge currently has 14 products in the registration process with the Center for Veterinary Medicine ("CVM") of the U.S. Food and Drug Administration ("FDA"). These products include a nitazoxanide-based product for treatment of equine protozoal myeloencephalitis, a neurological disease that is believed to affect approximately 200,000 horses in the U. S.; a topical non-steroidal anti-inflammatory for equine use; and an insulin product for treatment of diabetic cats. Blue Ridge also is developing, among other things, antibiotic products that utilize proprietary, long-acting delivery systems. In 1999, Blue Ridge introduced its first product, Facilitator, a liquid bandage for use in dogs, cats and horses.

* FOOD AND ENVIRONMENTAL PRODUCTS AND SERVICES

    The Company sells products that detect microbial contaminants in water and antibiotic residues in milk, and a broad range of diagnostic products for disease surveillance and eradication and health management for production animals.

         WATER AND DAIRY TESTING PRODUCTS

    The Company's Colilert, Colilert-18 and Colisure tests, based on Defined Substrate Technology ("DST"), simultaneously detect total coliforms and E. coli in water. These organisms are broadly used as indicators of microbial contamination. The Company's DST products utilize indicator-nutrients which produce a change in color or fluorescence when metabolized by target microbes in the sample. Colilert, Colilert-18 and Colisure tests serve as a rapid method for determining the presence or absence of both total coliforms and E. coli, with results available in 24 hours, or 18 hours in the case of the Colilert-18 media. Colilert, Colilert-18 and Colisure tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with U.S. Environmental Protection Agency ("EPA") standards. The tests are also used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water and water from private wells.

    The Company's Enterolert product is also based on DST and detects enterococci in recreational waters, with results available in 24 hours. The Quanti-Tray device, when used in conjunction with the Company's Colilert, Colilert-18, Colisure or Enterolert products, enables users to test for microbiological contamination, and to obtain quantitative results without the time-consuming steps associated with traditional methods. The Company's Colilert, Colilert-18, Colisure and Quanti-Tray products have been approved by the EPA. In addition, the Colilert test has also been approved in Japan, Brazil, Argentina, Colombia, Chile, New Zealand and parts of Australia, has been published in the Federal Register in Mexico as a proposal for approval and is under evaluation by regulatory agencies in certain countries in South America and Asia. Colilert-18 has received approval in the United Kingdom and is under evaluation by regulatory agencies in Europe.

    IDEXX is the worldwide leader in rapid testing of antibiotic residue in milk. The Company offers tests on its SNAP platform, and in 1999 introduced the Parallux instrument, which the Company believes is the most automated and complete antibiotic residue testing system in the world.

    Dairy farmers and producers use these tests for incoming quality assurance of raw milk, and government and food quality managers use them for ongoing surveillance. IDEXX dairy quality tests are designed for convenience in field and laboratory testing applications and are calibrated to detect analytes at specified levels.

         PRODUCTION ANIMAL SERVICES

    The Company's HerdChek product line consists of immunoassay kits and related instruments which detect diseases in swine and cattle, including an often fatal, highly contagious disease in swine caused by pseudorabies virus and a disease in cattle caused by infectious bovine rhinotracheitis. The product line also includes a test for porcine reproductive respiratory syndrome, a swine disease that has been shown to have a severe health impact on infected herds, and for a cattle disease known as mycobacterium paratuberculosis ("Johne's disease"), which can cause significant economic loss for cattle producers.

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

    Approximately 22%, 23% and 24% of the Company's revenues were derived from sales of food and environmental products and services in 1999, 1998 and 1997, respectively. Through a series of transactions completed late in 1999 and early 2000, IDEXX disposed of the food microbiology testing products and services business. Revenues from this business were $14 million, $13 million and $11 million in 1999, 1998 and 1997, respectively.

MARKETING AND DISTRIBUTION

    IDEXX markets, sells and services its products in more than 50 countries through its marketing, sales and technical service groups as well as through independent distributors and other resellers. The Company maintains sales offices outside the U.S. in Australia, France, Germany, Italy, Japan, New Zealand, The Netherlands, Spain, Taiwan and the United Kingdom.

    The Company selects the appropriate distribution channel for its products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. The Company markets its veterinary diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel and test kits and consumables supplied both via the distribution channel and directly. Outside the U.S., IDEXX sells its veterinary diagnostic products through independent distributors and other resellers and, in certain countries, through its direct sales force. The Company markets its software products and veterinary laboratory services through its direct sales force. The Company markets its water, dairy, livestock and poultry products primarily through its direct sales force in the U.S. and Canada. Outside the U.S. and Canada, IDEXX markets these products through selected independent distributors and, in certain countries, through its direct sales force.

    In 1999, 1998 and 1997, 27%, 28% and 32%, respectively, of the Company's revenue was attributable to sales of products and services to customers outside the U.S. Risks associated with foreign operations include the need for additional regulatory approvals, possible disruptions in transportation of the Company's products, the differing product needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. The Company engages in limited hedging activities to reduce the effect of foreign currency fluctuations on its earnings.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are focused on the enhancement of its existing detection systems; the development of new test kits for additional diagnostic applications; the development of new detection systems incorporating advances in immunology, cell and molecular biology, microbiology, DNA probes and other technologies; the development and delivery of new information solutions for its customers in veterinary, food and environmental markets; and the development of novel veterinary therapeutics. The Company's research and development expenses were approximately $27.3, $22.7 and $17.1 million in 1999, 1998 and 1997, respectively.

PATENTS AND LICENSES

    The Company holds 27 U.S. patents and has filed patent applications for 26 other processes or products. The Company also holds five foreign patents and has filed 20 foreign patent applications which correspond to U.S. patents and patent applications of the Company.

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

PRODUCTION

    Certain components of the Company's products are available from only one source. The Company purchases all of its CITE devices from Beckman Coulter. The Company purchases all of its VetTest analyzers from Tokyo Parts Industrial Co., all of its VetTest slides from Ortho and all of its hematology components from Becton. Certain key components of the Colilert product are available only from a single source. The Company also purchases certain of the components for its LacTek dairy reader instrument from single sources. While the Company does not anticipate difficulties in obtaining the components used in its products, the loss of any of these sources of supply would have a material adverse effect on the Company. The Company has contractual commitments or outstanding purchase orders with Ortho, Tokyo Parts Industrial Co. and Becton covering its anticipated 2000 requirements for slides, VetTest analyzers, hematology reagents and instruments.

    Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company maintains no significant backlog and believes that its backlog at any particular date is not indicative of future sales.

COMPETITION

    Competition in the Company's markets is intense. IDEXX competes with a large number of companies ranging from very small businesses to large health care and other companies, many of which have substantially greater financial, manufacturing, marketing and product and service research resources than the Company. In general, the particular companies with which IDEXX competes vary with the Company's different markets. In most of its markets, the Company competes with a number of companies. However, in the U.S. market for veterinary laboratory services the Company competes primarily with Antech Diagnostics, a unit of Veterinary Centers of America, Inc. In the markets for veterinary and food and environmental test products, the Company competes primarily on the basis of the ease of use, speed, accuracy and other performance characteristics of its products and services, the breadth of its product line and services, the effectiveness of its sales and distribution channels, customer service and pricing. In the market for veterinary practice information management software systems, the Company competes primarily on the basis of ease of use, speed and other performance characteristics, the effectiveness of its customer service, advances in technologies and pricing. In the market for animal health information on the Internet, the Company competes primarily with start-up Internet companies. The Company competes in this market primarily on quality of content, ease of use and integration with existing practice management systems.

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

    The manufacture and sale of veterinary drugs are regulated by the Center for Veterinarian Medicine ("CVM") of the FDA. A new animal drug may not be commercially marketed in the United States unless it has been approved as safe and effective by CVM. Approval may be requested by filing a New Animal Drug Application ("NADA") with CVM containing substantial evidence as to the safety and effectiveness of the drug. For food animals, the data must also include extensive data to support a withdrawal period or other use restriction to ensure that the proposed drug use will produce animals and animal products that are safe for human consumption. Data regarding manufacturing methods and controls is also required to be submitted with the NADA. Manufacturers of animal drugs must also comply with the FDA's Good Manufacturing Practices. Sale of animal drugs in countries outside the United States requires compliance with the laws of those countries, which may be extensive.

    Most tests for water quality are regulated in the U.S. by the United States Environmental Protection Agency ("EPA"). The EPA regulatory process involves submission of extensive product performance data in accordance with an EPA approved protocol, evaluation of the data by the EPA and publication for public comment of any proposed approval in the Federal Register prior to final approval. The sale of water testing products also is subject to extensive and lengthy regulatory processes in many other countries around the world.

    The sale of dairy testing products in the U.S. is regulated by the FDA in conjunction with the Association of Official Analytical Chemists - Research Institute ("AOAC-RI"). Before a product may be sold, extensive product performance data must be submitted in accordance with a protocol that is approved by the FDA and the AOAC-RI. Following approval of a product by FDA, the product must also be approved by the National Conference on Interstate Milk Shipments ("NCIMS"), an oversight body that includes state, federal and industry representatives. While some foreign countries accept AOAC-RI approval as part of their regulatory approval process, many countries have separate regulatory processes.

    Any acquisitions of new products and technologies may subject the Company to additional areas of government regulation. These may involve food, drug and water quality regulations of the FDA, the EPA and the USDA, as well as state, local and foreign governments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

    As of December 31, 1999, IDEXX had approximately 2,050 full-time and part-time employees. The Company is not a party to any collective bargaining agreement and believes that relations with its employees are good.

ITEM 2.  PROPERTIES

    IDEXX owns approximately 12 acres of land in Westbrook, Maine. IDEXX leases approximately 290,000 square feet of industrial space in Westbrook, under a lease expiring in 2008, approximately 75,000 square feet of industrial space in Memphis, Tennessee for use as a distribution facility, under a lease expiring in 2007, and approximately 60,000 square feet of office and manufacturing space in Illinois and Wisconsin for its veterinary practice management software business.

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

ITEM 3.  LEGAL PROCEEDINGS

    In January 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned ROBERT A. ROSE, et.al. v. DAVID E. SHAW, ERWIN F. WORKMAN, JR. and IDEXX LABORATORIES, INC. The plaintiffs purport to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claims that the defendants violated
Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. The complaint also claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaint claims that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. In July 1999, the U.S. District Court granted the Company's motion to dismiss the case for failure to state a claim. However in August 1999, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the First Circuit. In February 2000, the Company entered into a Memorandum of Understanding (the "MOU") with the plaintiffs pursuant to which the parties have agreed to settle the suit. Pursuant to the MOU, the Company and the plaintiffs have filed a Stipulation of Settlement (the "Stipulation") with the U.S. District Court. Subject to certain conditions, the Stipulation will become effective following approval by the District Court and expiration of the time for any appeal. No assurance can be given that the District Court will approve the Stipulation or otherwise that the suit will be finally settled on the terms contained in the MOU. The proposed settlement (in excess of the portion reimbursed through insurance) will not affect results of operations in 2000. In the event that the suit is not settled, the Company is unable to assess the likelihood of an adverse result or estimate the amount of damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages would adversely affect the Company's results of operations.

    In December 1997, SA Scientific, Inc. ("SAS") filed suit against the Company in the State of Texas District Court. SAS has alleged breach of a development and supply agreement between SAS and the Company, negligent misrepresentation, fraud and conversion of SAS's intellectual property, and is seeking $8,000,000 in actual damages, $24,000,000 in punitive damages, further unspecified damages and attorneys' fees. The Company has filed an answer to the complaint denying SAS's allegations and has asserted counterclaims against SAS for breach of contract, fraud and conversion of the Company's property. The Company believes that it has meritorious defenses to SAS's claims and is contesting the matter vigorously. However, the Company is unable to assess the likelihood of an adverse result or estimate the amount of damages the Company might be required to pay. Any adverse outcome resulting in payment of damages would adversely affect the Company's results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

    The executive officers of the Company are as follows:

      NAME                              AGE    TITLE
      ----                              ---    -----
      David E. Shaw...................  48     President, Chief Executive Officer and Chairman of the Board of Directors
      Erwin F. Workman, Jr., Ph.D.....  53     Executive Vice President and Chief Scientific Officer
      Ralph K. Carlton................  44     Senior Vice President
      S. Sam Fratoni, Ph.D............  52     Vice President
      Robert S. Hulsy.................  55     Vice President
      Roland H. Johnson...............  46     Vice President
      Louis W. Pollock................  46     Vice President
      Roy V. H. Pollock, D.V.M., Ph.D.  50     Vice President
      Merilee Raines..................  44     Vice President, Finance

    Mr. Shaw has been President and Chief Executive Officer of the Company since July 1999. Mr. Shaw served as Chairman of the Board of Directors and Chief Executive Officer of the Company from its founding in 1983 until February 1999, and as President from 1983 until October 1993. He was Executive Chairman from February 1999 to July 1999. Prior to founding the Company, he was a Vice President of Agribusiness Associates, Inc., an international management consulting firm.

    Dr. Workman joined the Company in July 1984, and he has served as Chief Scientific Officer and Executive Vice President since November 1997 and as a Director since 1993. He also served as President and Chief Operating Officer from 1993 to November 1997. Before joining the Company, he was Manager of Research and Development for the Hepatitis and AIDS Business Unit within the diagnostic division of Abbott Laboratories, Inc.

    Mr. Carlton has been Senior Vice President of the Company since joining the Company in February 1997. He has been President of the Company's Information business since October 1999. From February 1997 to October 1999, Mr. Carlton served as Chief Financial Officer. Prior to joining the Company in February 1997, Mr. Carlton was a Senior Vice President with the investment banking firm of Donaldson, Lufkin & Jenrette, from March 1995. From 1986 to March 1995, he was with the investment banking firm of Goldman, Sachs & Co., where he served in various capacities, the most recent being as a Vice President.

    Dr. Fratoni has been Vice President of the Company since May 1997 and President of the Company's Food and Environmental Division since July 1999. From May 1997 to July 1999 Dr. Fratoni was Vice President of Human Resources of the Company and from October 1996 to May 1997, he was Director of Business Development for the Food and Environmental Division. Prior to joining the Company in October 1996, Dr. Fratoni held various positions with Hewlett Packard Company.

    Mr. Hulsy has been Vice President of the Company since February 1999 and President of the Company's IDEXX Veterinary Services subsidiary since August 1998. Prior to joining the Company in August 1998, Mr. Hulsy was President of American Environmental Network, Inc. from 1992 to 1998.

    Mr. Johnson became a Vice President of the Company in October 1998. He has been President and Chief Executive Officer of Blue Ridge since August 1996. For 15 years prior to forming Blue Ridge, Mr. Johnson was employed by Ciba Animal Health, most recently as Vice President Sales and Service.

    Mr. Louis W. Pollock became a Vice President of the Company in December 1994 and has been President of the Company's Professional Office Diagnostics Division since July 1999. Mr. Pollock joined the Company in 1986 and served in positions of increasing responsibility in veterinary products sales management prior to serving as President of the Company's International Division from December 1994 to March 1996 and as President of the Company's Food and Environmental Division from March 1996 until July 1999. Prior to joining the Company, Mr. Pollock was employed in various sales and marketing positions with Abbott Laboratories, Inc.

    Dr. Roy V. H. Pollock became a Vice President of the Company in February 1998. Dr. Pollock joined the Company in November 1997 as Vice President of the Company's Informatics Division. In 1999, Dr. Pollock became President of the Company's VetConnect subsidiary. From 1995 until he joined the Company, Dr. Pollock served as Vice President of the Companion Animal Division of Pfizer Animal Health. Dr. Pollock was Vice President and Director, Strategic Product Development, at SmithKline Beecham Animal Health from 1993 to 1995. Dr. Pollock has also held faculty positions at Cornell University and Purdue University.

    Ms. Raines has been Vice President, Finance of the Company since May 1995. She served as Division Vice President, Finance from March 1995 to May 1995, Director of Finance from 1988 to March 1995 and Controller from 1985 to 1988.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    Information concerning the market price for the Company's Common Stock and dividend policy is included under the section labeled "Market for the Registrant's Common Stock and Related Stockholder Information" in the Company's 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The information required under this item is included under the section labeled "Selected Financial Information" in the Company's 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required under this item is included under the heading "Management's Discussions and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements as of December 31, 1999 and Supplementary Data are included in the Company's 1999 Annual Report to Stockholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEMS 10-13.

    Except as indicated below, the information required by Part III is omitted from this Annual Report on Form 10-K, and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the definitive proxy statement with respect to the Company's 2000 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report. The information required by Part III will appear under the headings "Beneficial Ownership of Common Stock," and "ELECTION OF DIRECTORS--Nominees," "-- Board and Committee Meetings," "--Directors' Compensation" and "-- Executive Compensation." Information regarding executive officers of the Company is furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

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

                                      IDEXX LABORATORIES, INC.

                                      By: /s/ David E. Shaw
                                          -------------------------------------
                                          David E. Shaw
                                          President and Chief Executive Officer
                                          March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                         SIGNATURE                                   TITLE                          DATE
                         ---------                                   -----                          ----

         /s/ David E. Shaw                          President, Chief Executive Officer and    March 29, 2000
         ------------------------------------------ Chairman of the Board of Directors
         David E. Shaw

         /s/ Merilee Raines                         Vice President, Finance and               March 29, 2000
         ------------------------------------------ Treasurer (Principal Financial
         Merilee Raines                             and Accounting Officer)


         /s/ Erwin F. Workman, Jr.                  Executive Vice President,                 March 29, 2000
         ------------------------------------------ Chief Scientific Officer
         Erwin F. Workman, Jr.                      and Director


         /s/ Thomas Craig                           Director                                  March 29, 2000
         ------------------------------------------
         Thomas Craig

         /s/ Mary L. Good                           Director                                  March 29, 2000
         ------------------------------------------
         Mary L. Good

         /s/ John R. Hesse                          Director                                  March 29, 2000
         ------------------------------------------
         John R. Hesse

         /s/ James L. Moody, Jr.                    Director                                  March 29, 2000
         ------------------------------------------
         James L. Moody, Jr.

         /s/ Kenneth Paigen                         Director                                  March 29, 2000
         ------------------------------------------
         Kenneth Paigen

         /s/ William F. Pounds                      Director                                  March 29, 2000
         ------------------------------------------
         William F. Pounds

         /s/ Gabriel Schmergel                      Director                                  March 29, 2000
         ------------------------------------------
         Gabriel Schmergel

                                  EXHIBIT INDEX

    2.1(9)     Stock Purchase Agreement dated as of September 23, 1998 by and among the Company, Blue Ridge Pharmaceuticals, Inc. ("Blue
               Ridge") and the stockholders of Blue Ridge. Certain schedules and exhibits to the agreement (each of which are identified in the agreement) have been omitted in reliance upon Rule 601 (b)(2) of
               Regulation S-K. The Company hereby undertakes to furnish such schedules and exhibits to the Commission supplementally upon request.
    3.1(7)     Restated Certificate of Incorporation of the Company, as amended.
  **3.2        Amended and Restated By-Laws of the Company.
    4.1(1)     Rights Agreement, dated as of December 17, 1996, between the
               Company and BankBoston, N.A. as Rights Agent, which includes as
               Exhibit A the Form of Certificate of Designations, as Exhibit B
               the Form of Rights Certificate, and as Exhibit C the Summary of
               Rights to Purchase Preferred Stock.
    4.2(11)    Amendment No. 1 to Rights Agreement dated July 22, 1999, between the Company and BankBoston, N.A.
    4.3(9)     Form of Warrant dated October 1, 1998 to purchase Common Stock of the Company issued to shareholders of Blue Ridge other than employee shareholders.
    4.4(9)     Form of Warrant dated October 1, 1998 to purchase Common Stock of the Company issued to employee shareholders of Blue Ridge.
    4.5        Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item
               601(b)(4)(iii) of Regulation S-K since the total amount
               authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange
               Commission upon request.
   10.1(2)     1984 Stock Option Plan of the Company, as amended.
 **10.2        1991 Stock Option Plan of the Company, as amended.
 **10.3        1991 Director Option Plan of the Company, as amended.
   10.4(6)     1997 Director Option Plan of the Company, as amended, with the form of option agreement granted thereunder attached thereto.
   10.5(10)    1999 Director Stock Plan.
  *10.6(3)     Supply Agreement, dated January 15, 1992, between the Company and
               Ortho-Clinical Diagnostics, Inc. ("Ortho") (formerly known as
               Johnson & Johnson Clinical Diagnostics, Inc.), as assignee of
               Eastman Kodak Company.
  *10.6a(2)    Amendment to Supply Agreement, dated November 16, 1993, and
               Second Amendment to Supply Agreement, dated November 19, 1993, between the Company and Ortho.
  *10.6b(4)    Third Amendment to Supply Agreement, dated March 15, 1994, between the Company and Ortho.
  *10.6c(5)    Fourth Amendment to Supply Agreement, effective as of January 1,
               1996, between the Company and Ortho.
+**10.6d       Fifth Amendment to Supply Agreement, dated December 15, 1999, between the Company and Ortho.
   10.7(8)     Employment Agreement dated April 25, 1997 between the Company and
               David E. Shaw.
   10.8(8)     Employment Agreement dated April 25, 1997 between the Company and
               Erwin F. Workman, Jr., Ph.D.
   10.9(12)    1998 Stock Incentive Plan of the Company, as amended.
   10.10(13)   Agreement dated August 26, 1999 between the Company and David E.
               Shaw.
   10.11(9)    Employment Agreement dated September 23, 1998 between the Company and Roland H. Johnson.
 **13          Annual Report to Stockholders for year ended
               December 31, 1999. (only those portions incorporated herein by reference).
 **21          Subsidiaries of the Company.
 **23.1        Consent of Arthur Andersen LLP.
 **27          Financial Data Schedule for Annual Report on Form 10-K for 1999.

------------

(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form 8-A dated December 24, 1996 (File No. 0-19271).

(2) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 30, 1994.

(3) Incorporated by reference to the Exhibits to the Company's Amendment No. 1 on Form 8 dated February 14, 1992 to the Company's Current Report on Form 8-K dated January 30, 1992.

(4) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated May 11, 1994.

(5) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated July 26, 1996.

(6) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 14, 1997.

(7) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 31, 1997.

(8) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 27, 1998.

(9) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated October 1, 1998.

(10) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 13, 1999.

(11) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated July 30, 1999.

(12) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 31, 1999.

(13) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated November 12, 1999.
*         Confidential treatment previously granted as to certain portions.
**        Filed herewith.
+         Filed subject to request for confidential treatment.