Form 10-Q
period 2000-03-31
IDEXX LABORATORIES INC /DE
filed 2000-05-12
CIK 874716

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 0-19271

                         IDEXX LABORATORIES, INC.
          (Exact name of registrant as specified in its charter)

              DELAWARE                             01-0393723
      (State of incorporation)        (I.R.S. Employer Identification No.)

 ONE IDEXX DRIVE, WESTBROOK, MAINE                    04092
  (Address of principal executive                  (Zip Code)
              offices)

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

As of April 28, 2000, 35,460,107 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                 IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                   INDEX

                                                                      PAGE
                                                                      -----

PART I -- FINANCIAL INFORMATION

  Item 1.   Financial Statements:
            Consolidated Balance Sheets
            March 31, 2000 and December 31, 1999                      3

            Consolidated Statements of Operations
            Three Months Ended
            March 31, 2000 and March 31, 1999                         4

            Consolidated Statements of Cash Flows
            Three Months Ended
            March 31, 2000 and March 31, 1999                         5

            Notes to Consolidated Financial Statements                6-10

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       11-14

PART II --  OTHER INFORMATION

  Item 1.   Legal Proceedings                                         15

  Item 6.   Exhibits and Reports on Form 8-K                          15

SIGNATURES                                                            16

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

PART I -- FINANCIAL INFORMATION

  Item 1. -- FINANCIAL STATEMENTS

                 IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                        Consolidated Balance Sheets
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)

                  ASSETS                        MARCH 31,  DECEMBER 31,
                                                  2000      1999
                                                ---------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                    $68,369     $58,576
  Short-term investments                        41,981     46,835
  Accounts receivable, less reserves of
  $5,117 and $4,828 in 2000 and 1999,
  respectively                                  62,686     58,353
  Inventories                                   47,187     47,488
  Deferred income taxes                         14,363     14,679
  Other current assets                           7,259      6,484
                                                -------    ------
     Total current assets                      241,845    232,415

LONG-TERM INVESTMENTS                           21,865     25,517

PROPERTY AND EQUIPMENT, AT COST:
  Land                                           1,195      1,196
  Buildings and improvements                     4,550      4,528
  Leasehold improvements                        18,170     18,522
  Machinery and equipment                       34,145     34,630
  Office furniture and equipment                30,144     28,630
  Construction-in-progress                       2,226      1,152
                                                ------     ------
                                                90,430     88,658
  Less - Accumulated depreciation and
  amortization                                  51,108     49,108
                                                ------     ------
                                                39,322     39,550
OTHER ASSETS, Net                               58,770     62,676
                                              --------   --------
                                              $361,802   $360,158
                                              ========   ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $16,399    $19,647
  Accrued expenses                              41,708     40,183
  Notes payable                                  3,519      3,543
  Deferred revenue                              11,363     12,444
                                               -------    -------
     Total current liabilities                  72,989     75,817

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
  Common stock, $0.10 par value
   Authorized 60,000 shares
   Issued and outstanding 39,860 shares in
   2000 and 39,584 shares in 1999                3,986      3,958
  Additional paid-in capital                   289,526    284,459
  Retained earnings                             71,653     63,619
  Accumulated other comprehensive income(loss)  (4,105)    (3,473)
  Treasury stock (4,424 shares in 2000  and
   3,899 shares in 1999), at cost              (72,247)   (64,222)
                                              ---------   --------
     Total stockholders' equity                288,813    284,341
                                              ---------  ---------
                                              $361,802   $360,158
                                              ========   ========

          See accompanying notes to consolidated financial statements.

                 IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Operations
                 (In Thousands, Except Per Share Amounts)
                                (Unaudited)

                                         THREE MONTHS ENDED
                                        --------------------
                                        MARCH 31, MARCH 31,
                                           2000     1999
                                        --------- ---------
 Revenue                                $90,878   $89,648

 Cost of revenue                         46,274    44,774
                                         ------    ------
     Gross Profit                        44,604    44,874

 Expenses:
     Sales and marketing                 15,724    15,153
     General and administrative          10,578    12,117
     Research and development             6,794     7,171
                                         ------    ------
       Income from operations            11,508    10,433
 Interest income, net                     1,346     1,310
                                         ------    ------
       Income before provision for
        income taxes                     12,854    11,743
 Provision for income taxes               4,820     4,462
                                         ------    ------

       Net income                        $8,034    $7,281
                                         ======    ======
 Net income per common share: Basic       $0.23    $0.19
                                          =====    =====
 Net income per common share: Diluted     $0.22    $0.18
                                          =====    =====


          See accompanying notes to consolidated financial statements.

                 IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Cash Flows
                              (In Thousands)
                                (Unaudited)

                                                THREE MONTHS ENDED
                                               --------------------
                                                MARCH 31, MARCH 31,
                                                 2000     1999
                                                --------  ---------
Cash Flows from Operating Activities:
  Net income                                    $8,034   $7,281
  Adjustments to reconcile net income to
  net cash used in operating activities,
  net of acquisitions:
    Depreciation and amortization                4,530    4,346
    Provision for (benefit of) deferred
     income taxes                                (364)      147
    Changes in assets and liabilities:
      Accounts receivable                      (5,242) (10,008)
      Inventories                              (4,538)    8,187
      Other current assets                       (465)    (679)
      Accounts payable                         (3,248) (14,790)
      Accrued expenses                           1,137    3,149
      Deferred revenue                             (6)      644
                                                ------    -----
         Net cash used in operating activities   (162)  (1,723)
                                                ------  -------

Cash Flows from Investing Activities:
    Purchases of property and equipment        (3,393)  (2,418)
    Decrease (increase) in short-term
     investments                                 4,853  (3,729)
    Decrease (increase) in long-term
     investments                                 3,652 (10,495)
    (Increase) decrease in other assets          (835)       19
    Acquisitions of business, net of cash
     acquired                                    (178)  (1,257)
    Sale of businesses                          10,400       --
                                                ------   ------
         Net cash provided by (used in)
          investing activities                  14,499 (17,880)
                                                ------ --------
Cash Flows from Financing Activities:
    Payment of notes payable                        --    (144)
    Proceeds from the exercise of stock options  4,135    2,623
    Purchase of treasury stock                  (8,024)      --
                                                -------   -----
         Net cash (used in) provided by
          financing activities                 (3,889)    2,479

Net effect of Exchange Rate Changes              (655)    (648)
                                                ------   ------
Net increase (decrease) in Cash and Cash
 Equivalents                                     9,793 (17,772)

Cash and Cash Equivalents, beginning of period  58,576  109,063
                                               ------- --------
Cash and Cash Equivalents, end of period       $68,369  $91,291
                                               =======  =======

Supplemental Disclosure of Cash Flow Information:
    Interest paid during the period            $   --   $    21
                                              ========  =======
    Income taxes paid during the period        $ 2,055  $   704
                                              ========  =======

          See accompanying notes to consolidated financial statements.

                 IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                                (Unaudited)

1. BASIS OF PRESENTATION

  The unaudited financial statements included herein have been prepared by IDEXX Laboratories, Inc. and subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission and include, in the opinion of management, all adjustments which the Company considers necessary for a fair presentation of such information. The December 31, 1999 Balance Sheet was derived from the audited Consolidated Balance Sheets contained in the Company's latest stockholders' annual report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto which are contained in the Company's latest stockholders' annual report. The results for the interim periods presented are not necessarily indicative of results to be expected for the full fiscal year.

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

  b. Certain reclassifications have been made in the 1999 consolidated financial statements to conform with the current year's presentation.

  c. The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Except for preferred stock, the Company has the intent and ability to hold short-term and long-term investments to maturity and records these investments at amortized cost which approximates market value. The Company classifies its investment in preferred stock as available-for-sale and values it at fair market value.

  Cash Equivalents and Short-term Investments: Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following (in thousands):

                                       MARCH 31, DECEMBER 31,
                                        2000      1999
                                       --------  ------------
                      Municipal bonds  $21,037   $24,785
                      Preferred stock   10,262     9,120
                      U.S. Governmental
                       obligations       5,000     8,000
                      Certificates
                       of deposit        5,682     4,930
                                       -------   -------
                                       $41,981   $46,835
                                       =======   =======

   Long-term investments are investment securities with original maturities of greater than one year and consist of the following (in thousands):

                                       MARCH 31, DECEMBER 31,
                                        2000      1999
                                       --------  -----------

                      Municipal bonds  $19,865   $23,517
                      U.S. Government
                       obligations       2,000     2,000
                                      --------  --------
                                       $21,865   $25,517
                                      ========  ========

  d. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

                                      MARCH 31, DECEMBER 31,
                                       2000      1999
                                      --------  ------------

                      Raw materials     $7,498   $6,385
                      Work-in-process    4,193    4,190
                      Finished goods    35,496   36,913
                                       -------  -------
                                       $47,187  $47,488
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

  The following is a reconciliation of shares outstanding for basic and diluted earnings per share:

                                                    2000    1999
                                                    ------  ------
Shares outstanding for basic earnings per share:
     Weighted average shares outstanding            35,288  38,907
                                                    ======  ======
Shares outstanding for diluted earnings per share:
     Weighted average shares outstanding            35,288  38,907
     Dilutive effect of options issued to
      employees                                      1,218   1,880
     Shares to be issued for the acquisition of
      Blue Ridge Pharmaceuticals, Inc.                 115     115
                                                    ------  ------
                                                    36,621  40,902
                                                    ======  ======

3. COMPREHENSIVE INCOME (LOSS)

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

                                            MARCH 31, MARCH 31,
                                             2000      1999
                                            --------  --------
    Net income                                $8,034   $7,281
    Other comprehensive income (loss):
    Foreign currency translation adjustments   (632)    (672)
                                             -------   ------
    Comprehensive income                      $7,402   $6,609
                                             =======  =======

4. NOTES PAYABLE

  In connection with the acquisition of the business of Consolidated Veterinary Diagnostics, Inc., the Company issued an unsecured note payable for $3.0 million, of which $2.0 million and $1.0 million was outstanding at March 31, 1998 and 1999, respectively. The note bore interest at 8% and was due in three equal installments in July 1997, 1998 and 1999. The final installment was paid in July 1999.

  In connection with the Central Veterinary Diagnostic Laboratory acquisition, the Company issued an unsecured note payable for Australian Dollars 900,000 (US $587,000) of which Australian Dollars 450,000 (US $277,000) was outstanding at March 31, 2000. The note bears interest at 6% and is due in four equal annual installments beginning in December 1998.

  In connection with the Blue Ridge Pharmaceuticals, Inc. acquisition, the Company issued unsecured notes payable for $7,830,000. The notes bear interest at 5.5% and are due in two installments on October 1, 1999 and 2000. As of March 31, 2000, $3.1 million was outstanding.

  In connection with the acquisition of a veterinary laboratory business in Phoenix, Arizona (see Note 6(a)), the Company issued a non-interest bearing note payable for $539,000 which was outstanding at March 31, 1999. The note was due in five monthly installments beginning in April 1999 and was repaid in full during 1999.

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

  In January 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned ROBERT A. ROSE, et.al. v. DAVID E. SHAW, ERWIN F. WORKMAN, JR. and IDEXX LABORATORIES, INC. The plaintiffs purport to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claims that the defendants violated
  Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. The complaint also claims that the individual defendants are liable as "control persons" under Section 20(a) of that Act. In addition, the complaint claims that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. In July 1999, the U.S. District Court granted the Company's motion to dismiss the case for failure to state a claim. However in August 1999, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the First Circuit. In February 2000, the Company entered into a Memorandum of Understanding (the "MOU") with the plaintiffs pursuant to which the parties have agreed to settle the suit. Pursuant to the MOU, the Company and the plaintiffs have filed a Stipulation of Settlement (the "Stipulation") with the U.S. District Court. Subject to certain conditions, the Stipulation will become effective following approval by the District Court and expiration of the time for any appeal. No assurance can be given that the District Court will approve the Stipulation or otherwise that the suit will be finally settled on the terms contained in the MOU. The proposed settlement (in excess of the portion reimbursed through insurance) will not affect results of operations in 2000. In the event that the suit is not settled, the Company is unable to assess the likelihood of an adverse result or estimate the amount of damages which the Company may be required to pay. Any adverse outcome resulting in the payment of damages, in excess of the amount agreed to in the MOU, would adversely affect the Company's results of operations.

  In December 1997, SA Scientific, Inc. ("SAS") filed suit against the Company in the State of Texas District Court. SAS has alleged breach of a development and supply agreement between SAS and the Company, negligent misrepresentation, fraud and conversion of SAS's intellectual property, and is seeking $8,000,000 in actual damages, $24,000,000 in punitive damages, further unspecified damages and attorneys' fees. The Company has filed an answer to the complaint denying SAS's allegations and has asserted counterclaims against SAS for breach of contract, fraud and conversion of the Company's property. The trial is scheduled for July 2000. The Company believes that it has meritorious defenses to SAS's claims and is contesting the matter vigorously. However, the Company is unable to assess the likelihood of an adverse result or estimate the amount of damages the Company might be required to pay. Any adverse outcome resulting in payment of damages would adversely affect the Company's results of operations.

6. ACQUISITIONS

  1999 ACQUISITIONS

  (a) Phoenix Veterinary Laboratory Business

  On March 31, 1999, the Company, through its wholly-owned subsidiary, IDEXX Veterinary Services, Inc., acquired the veterinary laboratory business of Sonora Quest Laboratories, LLC ("Sonora"), based in Phoenix, Arizona, for $1.3 million in cash and a $539,000 promissory note. In connection with the acquisition, Sonora and its parent companies agreed not to compete in the veterinary reference laboratory business in Arizona and New Mexico for a period of five years. The note was non-interest bearing and was paid in five monthly installments beginning in April 1999. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the acquisition date.

  (b) Tufts University Laboratory Business

  On December 1, 1999, the Company, through its wholly-owned subsidiary, IDEXX Veterinary Services, Inc., acquired the veterinary laboratory business of Tufts University School of Veterinary Medicine ("Tufts"), based in Massachusetts, for $2.8 million in cash. In connection with the acquisition, Tufts agreed not to compete in the veterinary reference laboratory business for a period of ten years. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the acquisition date.


  2000 ACQUISITIONS

  (c) Sierra Laboratories

  On March 10, 2000 the Company, through its wholly-owned subsidiary, IDEXX Veterinary Services, Inc., acquired the veterinary laboratory business of Sierra Veterinary Laboratory LLC ("Sierra"), based in Los Angeles, California, for $178,000 in cash. In addition, the Company agreed to make future payments in each of the next four years based on the results of operations, which will be treated as additional purchase price. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the acquisition date.

7.  DIVESTITURES

  Through a series of transactions in December 1999 and February 2000 the Company sold certain assets and subsidiaries of its Food and Environmental Division. As a result of these transactions, the Company recorded an immaterial loss in 1999 and an immaterial gain in 2000. The results of operations of these businesses have been included in the consolidated results of operations through the respective sale dates. Pro forma information has not been presented because of immateriality.

  (a) IDEXX Food Safety Net Services, Inc.

  On December 21, 1999, the Company sold substantially all the assets and the business of IDEXX Food Safety Net Services, Inc. to Food Safety Net Services Ltd. for $350,000 in cash, a $195,000 note payable and the assumption of certain liabilities. The note bears interest at 6% and is due in twelve quarterly installments. In addition, the Company entered into a non-compete agreement for five years.

  (b) Food Products and Acumedia Manufacturers, Inc.

  During February 2000, the Company sold certain assets and the rights to its Lightning(R), Simplate(R) and Bind(R) product lines and its subsidiary Acumedia Manufacturers, Inc. ("Acumedia") for aggregate consideration of $10.4 million in cash, a $450,000 note payable, and the assumption of certain liabilities. The Company also will receive up to an additional $1.0 million based on revenue of the Acumedia business between the sale date and February 16, 2001. The note bears interest at 7% and is due on February 16, 2001. In addition, the Company entered into non-compete agreements for up to five years.

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

  The Company is organized into business units by market and customer group. The Company's reportable operating segments include the Companion Animal Group ("CAG"), the Food and Environmental Division ("FED") and other. The CAG
  develops,  designs  and  distributes  products  and  performs  services   for
  veterinarians. The CAG also manufactures certain biology based test kits for veterinarians. FED develops, designs, manufactures and distributes products to detect disease and contaminants in food animals, dairy products and water. Both the CAG and FED distribute products and services worldwide. Other is primarily comprised of corporate research and development and interest income.

  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments.

  The following is the segment information for the period ended March 31 (in thousands):

                                   CAG      FED    OTHER  TOTAL
                                  -----    -----   -----  ------
                   2000
                    Revenue       $73,940  $16,938   $--  $90,878
                    Net income      5,074    2,368   592    8,034

                   1999
                    Revenue        71,615   18,033    --   89,648
                    Net income      6,493      273   515    7,281

9. STOCK REPURCHASE PROGRAM

  During 1999, the Board of Directors authorized the purchase of up to six million shares of the Company's Common Stock in the open market or in negotiated transactions. During the three months ended March 31, 2000, the Company repurchased 525,000 shares for $8.0 million. As of March 31, 2000, approximately 4.4 million shares of Common Stock were repurchased under this program for an aggregate of $72.2 million.

Item 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company operates primarily through two business units: the Companion Animal Group ("CAG") and Food and Environmental Division ("FED"). CAG comprises the Company's veterinary diagnostic products and services, its animal health pharmaceuticals business, and its veterinary informatics and internet business. FED comprises the Company's services and products for food and environmental testing. Through a series of transactions completed in late 1999 and the first quarter of 2000, the Company disposed of substantially all of its businesses related to food microbiology testing. FED now comprises the Company's water and dairy testing business and its production animal services business.


COMPANION ANIMAL GROUP

Revenue for the Companion Animal Group ("CAG") for the first quarter of 2000 increased 3% to $73.9 million from $71.6 million for the first quarter of 1999. The increase in revenue in 2000 compared to 1999 is primarily attributable to increased sales of veterinary reference laboratory services, pharmaceutical products, and feline test kits. Increased sales of laboratory services were partially as a result of the acquisition of the veterinary reference laboratory business of Tufts University School of Veterinary Medicine and other smaller acquisitions. These increases were offset in part by decreased sales of veterinary practice information management products and services and canine test kits.

International revenue for CAG increased 10% to $16.4 million, or 22% of total CAG revenue, in the first quarter of 2000, compared to $14.9 million, or 21% of total CAG revenue, in the same period for 1999. The increase in revenue in 2000 compared to 1999 is primarily attributable to higher sales of consumables used in the Company's veterinary instruments and veterinary reference laboratory services.

Gross profit as a percentage of CAG revenue was 47% for the first quarter of 2000 compared to 49% for the same period in 1999. The reduction in the gross margin percentage was due primarily to increased sales of lower gross margin veterinary reference laboratory services, higher cost of veterinary instrument service, unabsorbed fixed costs associated with decreased sales of practice information management products and services and lower average unit prices on certain canine test kits.

FOOD AND ENVIRONMENTAL DIVISION

Revenue for the Food and Environmental Division ("FED") for the first quarter of 2000 decreased 6% to $16.9 million from $18.0 million for the first quarter of 1999. The decrease in revenue in 2000 compared to 1999 is the result of a decline of $2.6 million attributable to divestiture of the food microbiology testing product lines discussed above, partially offset by higher sales of the Company's water testing products.

International revenue for FED decreased 8% to $7.0 million, or 41% of total FED revenue, in the first quarter of 2000, compared to $7.6 million, or 42% of total FED revenue, for the same period in 1999. The decrease in revenue in 2000 compared to 1999 is attributable to the divestiture of the food microbiology testing product lines discussed above and lower sales of the Company's livestock products. These decreases were partially offset by higher sales of the Company's dairy residue test products.

Gross profit as a percentage of FED revenue was 59% for the first quarter of 2000 compared to 54% for the same period in 1999. The increase in the gross margin percentage was primarily due to decreased sales of lower gross margin food microbiology products and services and increased sales of higher gross margin water test products.

OPERATING EXPENSES

Sales and marketing expenses were 17% of revenue for the three-month period ended March 31, 2000 and 1999. The increase of $0.6 million was principally attributable to additional expenses associated with the Company's pharmaceutical product line, partially offset by lower expenses associated with the divestiture of the food microbiology testing product lines discussed above.

Research and development expenses were 7% of revenue for the three-month period ended March 31, 2000 compared to 8% in the first quarter of 1999. The decrease results from the divestiture of the food microbiology testing product lines discussed above, partially offset by increased development costs associated with VetConnect(TM), the Company's Internet portal/application service provider for animal health professionals.

General and administrative expenses were 12% of revenue for the three-month period ended March 31, 2000 compared to 14% in the first quarter of 1999. The $1.5 million decrease was primarily attributable to lower expenses as a result of the divestiture of the food microbiology testing product lines discussed above, a gain on the sale of the food microbiology assets and lower amortization expense due to the complete amortization of certain intangible assets associated with the acquisitions of the veterinary practice information management business. These decreases were partially offset by increased expenses associated with the acquisition and business expansion of veterinary reference laboratory businesses and increased expenses associated with the establishment of VetConnect.

Net interest income was $1.3 million for the three-month periods ended March 31, 2000 and 1999. Higher effective interest rates in 2000 were offset by lower invested cash balances due to the use of cash for the Company's share repurchase program.

The Company's effective tax rate was 37.5% for the three-month period ended March 31, 2000 compared to 38.0% for the same period in 1999. The decrease in the effective tax rate was principally attributable to a reduction in the foreign tax rates and utilization of previously reserved foreign net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had cash, cash equivalents, and short-term investments of $110.4 million and $168.9 million of working capital. During the quarter ended March 31, 2000 the Company repurchased 525,000 shares of the Company's common stock for $8.0 million. The Company has repurchased 4.4 million shares for $72.2 million since August 13, 1999.

The Company believes that current cash and short-term investments and funds expected to be generated from operations will be sufficient to fund the Company's operations for the foreseeable future.

FUTURE OPERATING RESULTS

The future operating results of the Company are subject to a number of factors, including without limitation the following:

The Company's business has grown significantly over the past several years as a result of both internal growth and acquisitions of products and businesses. The Company has consummated a number of acquisitions since 1992, including five acquisitions in 1997, two acquisitions in 1998, two acquisitions in 1999 and one in the first quarter of 2000, and plans to make additional acquisitions. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses, and managing growth require a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth.

The Company's future success will depend in part on its ability to continue to develop new products and services both for its existing markets and for any new markets the Company may enter in the future. In recent years sales of the Company's chemistry and hematology analyzers have declined as the Company has achieved increasing market penetration. Future growth in sales of the Company's analyzers and associated consumables will depend in part on the Company's ability to introduce new systems with new features and capabilities. The Company is currently devoting significant resources to the development of such systems. The Company also plans to devote significant resources to the growth of many of its other businesses, including its animal health pharmaceuticals business and VetConnect, an Internet portal/application services provider for the provision of animal health-care information and services to veterinarians. There can be no assurance that the Company will successfully complete the development and commercialization of products and services for existing and new businesses or that such products and services, if commercialized, will meet revenue and profit expectations.

The markets in which the Company competes are subject to rapid and substantial technological change. The Company encounters, and expects to continue to encounter, intense competition in the sale of its current and future products and services. In particular, the Company has encountered increasing competition in the market for canine heartworm diagnostics. Many of the Company's competitors and potential competitors, including large pharmaceutical companies, have substantially greater capital, manufacturing, marketing, and research and development resources than the Company.

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

The Company's success is heavily dependent upon its proprietary technologies. The Company relies on a combination of patent, trade secret, trademark and copyright law to protect its proprietary rights. There can be no assurance that patent applications filed by the Company will result in patents being issued, that any patents owned or licensed by the Company will afford protection against competitors with similar technologies, or that the Company's non-disclosure agreements will provide meaningful protection for the Company's trade secrets and other proprietary information. Moreover, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technologies. In addition, the Company may be required to obtain licenses to additional technologies from third parties in order to continue to sell certain products. There can be no assurance that any technology licenses which the Company desires or is required to obtain will be available on commercially reasonable terms.

From time to time the Company receives notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Patent litigation frequently is complex and expensive and the outcome of patent litigation can be difficult to predict.
There can be no assurance that the Company will prevail in any infringement proceedings that may be commenced against the Company, and an adverse outcome may preclude the Company from selling certain products or require the Company to pay damages or make additional royalty or other payments with respect to such sales. In addition, from time to time other types of lawsuits are brought against the Company, wherein an adverse outcome could adversely affect the Company's results of operations.

The development, manufacturing, distribution and marketing of certain of the Company's products and provision of its services, both in the United States and abroad, are subject to regulation by various domestic and foreign governmental agencies, including the U.S. Department of Agriculture, U.S. Food and Drug Administration ("FDA") and U.S. Environmental Protection Agency. Commercialization of animal health pharmaceuticals requires submission of substantial clinical, manufacturing and other data to the FDA and regulatory approval can take several years. Delays in obtaining, or the failure to obtain, any necessary regulatory approvals could have a material adverse effect on the Company's future product and service sales and operations. Any acquisitions of new products, services and technologies may subject the Company to additional areas of government regulations.

Certain components used in the Company's products are currently available from only one source and others are available from only a limited number of sources. The Company's inability to develop alternative sources if and as required in the future, or to obtain sufficient sole or limited source components as required, could result in cost increases or reductions or delays in product shipments. Certain technologies licensed by the Company and incorporated into its products are also available only from a single source, and the Company's business may be adversely affected by the expiration or termination of any such licenses or any challenges to the technology rights underlying such licenses. In addition, the Company currently purchases or is contractually required to purchase certain of the products that it sells, including its chemistry and hematology analyzers and associated consumables, from single sources. Failure of such sources to supply product to the Company would have a material adverse effect on the Company's business.

For the three months ended March 31, 2000, international revenue was $23.4 million and accounted for 26% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk consists primarily of foreign currency exchange risk. The Company operates subsidiaries in 13 foreign countries and transacts business in local currencies. The Company hedges its cash flows on intercompany sales to minimize foreign currency exposure.

The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and options with a duration of less than 12 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses and are included in the basis of the underlying transaction.

Based on the Company's overall currency rate exposure at December 31, 1999, including derivative and other foreign currency sensitive instruments, the effect of a 5% change in exchange rates on balances denominated in foreign currencies that are not the functional currencies would not be material to the results of operations. However, the effects of a 5% change in exchange rates, if not offset by hedge contracts or related price adjustments, would have a material impact on the results of operations.

PART II -- OTHER INFORMATION

Item 1. -- LEGAL PROCEEDINGS

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

In December 1997, SA Scientific, Inc. ("SAS") filed suit against the Company in the State of Texas District Court. SAS has alleged breach of a development and supply agreement between SAS and the Company, negligent misrepresentation, fraud and conversion of SAS's intellectual property, and is seeking $8,000,000 in actual damages, $24,000,000 in punitive damages, further unspecified damages and attorneys' fees. The Company has filed an answer to the complaint denying SAS's allegations and has asserted counterclaims against SAS for breach of contract, fraud and conversion of the Company's property. Trial is scheduled for July 2000. The Company believes that it has meritorious defenses to SAS's claims and is contesting the matter vigorously. However, the Company is unable to assess the likelihood of an adverse result or estimate the amount of damages the Company might be required to pay. Any adverse outcome resulting in payment of damages would adversely affect the Company's results of operations.


Item 6. -- Exhibits and Reports on Form 8-K

(a) Exhibits

  27. Financial Data Schedule for the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2000.

(b) Reports on Form 8-K

  The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      IDEXX LABORATORIES, INC.

Date: May 12, 2000

                                      /s/ MERILEE RAINES
                                      ------------------
                                      Merilee Raines
                                      Vice President, Finance and Treasurer
                                      (Principal Financial Officer)