Form 10-Q
period 2000-06-30
IDEXX LABORATORIES INC /DE
filed 2000-08-14
CIK 874716

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       or

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

As of July 31, 2000, 34,636,275 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                  IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                    INDEX

                                                                    PAGE
     PART I -- FINANCIAL INFORMATION

     Item 1.   Financial Statements:
               Consolidated Balance Sheets
               June 30, 2000 and December 31, 1999                    3

               Consolidated Statements of Operations
               Three and Six Months Ended
               June 30, 2000 and June 30, 1999                        4

               Consolidated Statements of Cash Flows
               Six Months Ended
               June 30, 2000 and June 30, 1999                        5

               Notes to Consolidated Financial Statements             6-9

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    10-14

     PART II -- OTHER INFORMATION

     Item 1.   Legal Proceedings                                      15

     Item 4.   Submission of Matters to a Vote of Security Holders    15

     Item 6.   Exhibits and Reports on Form 8-K                       16

     SIGNATURES                                                       17

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

PART I -- FINANCIAL INFORMATION

  Item 1. -- FINANCIAL STATEMENTS

                  IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                   (In Thousands, Except Per Share Amounts)
                                 (Unaudited)

                        ASSETS                         JUNE 30,  DECEMBER 31,
                                                         2000        1999
                                                       --------  ------------
CURRENT ASSETS:
 Cash and cash equivalents                             $ 73,654     $ 58,576
 Short-term investments                                  50,763       46,835
 Accounts receivable, less reserves of $4,542
  and $4,828 in 2000 and 1999, respectively              63,294       58,353
 Inventories                                             56,747       47,488
 Deferred income taxes                                   14,594       14,679
 Other current assets                                     6,696        6,484
                                                       --------     --------
  Total current assets                                  265,748      232,415

LONG-TERM INVESTMENTS                                    13,980       25,517

PROPERTY AND EQUIPMENT, AT COST:
 Land                                                     1,191        1,196
 Buildings and improvements                               4,554        4,528
 Leasehold improvements                                  18,634       18,522
 Machinery and equipment                                 35,195       34,630
 Office furniture and equipment                          31,256       28,630
 Construction-in-progress                                 2,662        1,152
                                                       --------     --------
                                                         93,492       88,658
 Less - Accumulated depreciation and amortization        53,988       49,108
                                                       --------     --------
                                                         39,504       39,550
OTHER ASSETS, Net                                        56,857       60,500
                                                       --------     --------
                                                       $376,089     $357,982
                                                       ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable                                       $18,908      $21,819
 Accrued expenses                                        55,043       38,011
 Notes Payable                                            3,376        3,543
 Deferred revenue                                         9,712       10,268
                                                       --------     --------
  Total current liabilities                              87,039       73,641

STOCKHOLDERS' EQUITY:
 Common stock, $0.10 par value
  Authorized 60,000 shares
  Issued and outstanding 40,007 shares in 2000
   and 39,584 shares in 1999                              4,001        3,958
  Additional paid-in capital                            291,792      284,459
  Retained earnings                                      81,181       63,619
  Accumulated other comprehensive income (loss)          (4,351)      (3,473)
  Treasury Stock (4,939 shares in 2000 and 3,899
   shares in 1999), at cost                             (83,573)     (64,222)
                                                       --------     --------
   Total stockholders' equity                           289,050      284,341
                                                       --------     --------
                                                       $376,089     $357,982
                                                       ========     ========

         See accompanying notes to consolidated financial statements.

                  IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                   (In Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                      --------------------   ------------------
                                      JUNE 30,    JUNE 30,   JUNE 30,   JUNE 30,
                                        2000        1999       2000       1999
                                     ----------  ---------  ---------  ---------
Revenue                               $93,552    $91,524   $184,430   $181,172

Cost of revenue                        46,852     46,910     93,127     91,684
                                     --------    -------   --------   --------

  Gross Profit                         46,700     44,614     91,303     89,488

Expenses:
  Sales and marketing                  15,369     14,411     31,093     29,564
  General and administrative           10,259     11,084     20,837     23,201
  Research and development              7,193      7,509     13,987     14,680
                                     --------   --------   --------   --------
   Income from operations              13,879     11,610     25,386     22,043
Interest income, net                    1,366      1,334      2,713      2,644
                                     --------   --------   --------   --------
   Income before provision for
    income taxes                       15,245     12,944     28,099     24,687
Provision for income taxes              5,717      4,919     10,537      9,381
                                     --------   --------   --------   --------

   Net income                          $9,528     $8,025    $17,562    $15,306
                                     ========   ========   ========   ========

Net income per common share: Basic      $0.27      $0.20      $0.50      $0.39
                                     ========   ========   ========   ========
Net income per common share: Diluted    $0.26      $0.20      $0.48      $0.37
                                     ========   ========   ========   ========

         See accompanying notes to consolidated financial statements.

                  IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                                (In Thousands)
                                 (Unaudited)

                                                          SIX MONTHS ENDED
                                                       ----------------------
                                                       JUNE 30,      JUNE 30,
                                                         2000          1999
                                                    -------------- -------------
 Cash Flows from Operating Activities:
 Net income                                               $17,562       $15,306
 Adjustments to reconcile net income to net cash
 Provided by operating activities, net of acquisitions:
  Depreciation and amortization                             9,375         8,456
  Provision for (benefit of) deferred income taxes            240        (1,996)
  Changes in assets and liabilities:
   Accounts receivable                                     (5,849)       (9,973)
   Inventories                                            (14,983)        7,529
   Other current assets                                      (133)        2,604
   Accounts payable                                          (739)      (13,127)
   Accrued expenses                                         4,390        13,675
   Deferred revenue                                          (556)         (154)
                                                          --------     ---------
    Net cash provided by operating activities               9,307        22,320
                                                          --------     ---------

Cash Flows from Investing Activities:
 Purchases of property and equipment                       (6,632)       (4,398)
 Decrease (increase) in investments, net                    7,609       (22,816)
 Increase in other assets                                  (1,033)         (241)
 Acquisition of businesses, net of cash acquired             (178)       (1,257)
 Disposition of businesses                                 10,400            --
                                                         --------      --------
    Net cash provided by (used in) investing activities    10,166       (28,712)
                                                         --------      ---------

Cash Flows from Financing Activities:
 Payment of notes payable                                    (129)         (413)
 Proceeds from the exercise of stock options                6,203          5,822
 Purchase of treasury stock                                (9,561)            --
                                                         ---------      --------
    Net cash provided by (used in) financing activities    (3,487)         5,409
                                                         ---------      --------

Net effect of Exchange Rate Changes                          (908)       (1,004)
                                                         ---------     ---------
Net increase (decrease) in Cash and Cash Equivalents        15,078       (1,987)

Cash and Cash Equivalents, beginning of period              58,576       109,063
                                                          --------      --------
Cash and Cash Equivalents, end of period                   $73,654      $107,076
                                                          ========      ========

Supplemental Disclosure of Cash Flow Information:
 Interest paid during the period                               $--           $39
                                                          ========      ========
 Income taxes paid during the period                        $2,979        $3,171
                                                          ========      ========

         See accompanying notes to consolidated financial statements.

                  IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                 (Unaudited)

1. Basis of Presentation
   The accompanying unaudited, consolidated financial statements of IDEXX Laboratories, Inc. ("IDEXX" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q.

   The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1999 Annual Report to the Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2. New Accounting Pronouncements
   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instrument and Hedging Activities" ("Statement No. 133"), which establishes accounting and reporting standards for hedging activities. Statement No. 133 establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures. This statement is effective for fiscal years beginning after June 15, 2000. The Company does not believe that implementation of this statement will have a material impact on the financial statements.

3. Inventories
   Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

                               JUNE 30,  DECEMBER 31,
                                 2000        1999
                               --------  ------------
          Raw materials         $11,526        $6,385
          Work-in-process         3,317         4,190
          Finished goods         41,904        36,913
                               --------      --------
                                $56,747       $47,488
                               ========      ========

4. Comprehensive income

                                         THREE MONTHS ENDED  SIX MONTHS ENDED
                                         JUNE 30,  JUNE 30,  JUNE 30, JUNE 30,
                                           2000      1999      2000     1999
                                         --------  --------  -------- --------

Net income                                 $9,528    $8,025   $17,562  $15,306

 Other comprehensive income(loss):
 Foreign currency translation adjustments    (246)     (369)     (878)  (1,041)
                                          --------  --------  -------- --------
  Comprehensive income                      $9,282    $7,656   $16,684  $14,265
                                          ========  ========  ======== ========

5.  Earnings per share
    The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

                                          THREE MONTHS ENDED  SIX MONTHS ENDED
                                          JUNE 30,  JUNE 30, JUNE 30,  JUNE 30,
                                            2000      1999     2000      1999
                                          --------  -------- --------  --------
Basic:
 Weighted average shares outstanding        35,408    39,321   35,349    39,115
                                          ========  ======== ========  ========

Diluted:
 Weighted average shares outstanding        35,408    39,321   35,349    39,115
 Dilutive effect of stock options
 issued to employees                         1,549     1,548    1,398     1,711
 Shares assumed issued for the acquisition
 of Blue Ridge Pharmaceuticals,Inc.            115       115      115       115
                                          --------  -------- --------  --------
                                            37,072    40,984   36,862    40,941
                                          ========  ======== ========  ========

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

    In  January 1998, a complaint was filed in the U.S. District Court  for  the
    District  of Maine captioned ROBERT A. ROSE, et.al. v. DAVID E. SHAW,  ERWIN
    F.  WORKMAN,  JR. and IDEXX LABORATORIES, INC. The plaintiffs  purported  to represent  a  class of purchasers of the common stock of  the  Company  from
    July  19,  1996  through  March 24, 1997. The  complaint  claimed  that  the defendants  violated Section 10(b) of the Securities Exchange  Act  of  1934
    and  Securities  and  Exchange Commission Rule  10b-5  promulgated  pursuant thereto,  by virtue of false or misleading statements made during the  class period.  The  complaint  also  claimed that the individual  defendants  were liable  as  "control persons" under Section 20(a) of that Act. In  addition, the  complaint claimed that the individual defendants sold some of their own common  stock  of the Company, during the class period, at  times  when  the market  price for the stock allegedly was inflated. In July 1999,  the  U.S.
    District Court granted the Company's motion to dismiss the case for  failure to  state  a  claim.  However in August 1999, the plaintiffs  appealed  that ruling  to  the  U.S.  Court of Appeals for the First Circuit.  In  February
    2000,  the  Company entered into a Memorandum of Understanding  (the  "MOU")
    with  the  plaintiffs  pursuant to which the parties agreed  to  settle  the suit.  Pursuant  to  the  MOU,  the  Company  and  the  plaintiffs  filed  a
    Stipulation of Settlement (the "Stipulation") with the U.S. District  Court.
    The  Stipulation was approved by the District Court on June 20, 2000 and the complaint  was  dismissed with prejudice. The settlement (in excess  of  the portion  reimbursed through insurance) will not affect results of operations in 2000.

    In  December  1997,  SA  Scientific, Inc. ("SAS")  filed  suit  against  the
    Company  in  the  State of Texas District Court. SAS  alleged  breach  of  a development  and  supply  agreement between SAS and the  Company,  negligent misrepresentation, fraud and conversion of SAS's intellectual property,  and sought  $8,000,000  in  actual  damages, $24,000,000  in  punitive  damages, further  unspecified  damages and attorneys'  fees.  The  Company  filed  an
    answer   to   the   complaint   denying  SAS's  allegations   and   asserted
    counterclaims  against SAS for breach of contract, fraud and  conversion  of the  Company's property.  On May 23, 2000, SAS and the Company entered  into an  agreement (the "Settlement Agreement") settling the lawsuit and on  June
    12,   2000,  the  Court  dismissed  the  suit  with  prejudice.   Under  the
    Settlement  Agreement  the  Company made a  payment  to  SAS  that  was  not material to the Company's financial position or results of operations.


7.  Acquisitions and Divestitures

    Acquisitions

    Sierra Laboratories
    On  March 9, 2000 the Company, through its wholly-owned subsidiary,  IDEXX
    Veterinary  Services, Inc., acquired the veterinary laboratory  business  of
    Sierra   Veterinary  Laboratory  LLC  ("Sierra"),  based  in  Los   Angeles,
    California, for $178,000 in cash.  In addition, the Company agreed  to  make future  payments  in each of the next four years based  on  the  results  of
    operations,  which  will  be  treated as  additional  purchase  price.   The
    Company  has  accounted for this acquisition under the  purchase  method  of accounting  and  has included the results of operations in its  consolidated results since the acquisition date.

    Divestitures

    Through  a  series  of transactions completed in late  1999  and  the  first
    quarter  of  2000,  the  Company  disposed  of  substantially  all  of   its
    businesses  related  to food microbiology testing.  As  a  result  of  these transactions,  the  Company  recorded an immaterial  loss  in  1999  and  an immaterial  gain  in  2000.  Pro forma information has  not  been  presented because of immateriality.

    IDEXX Food Safety Net Services, Inc.
    On  December 21, 1999, the Company sold substantially all the assets in the business  of  IDEXX  Food  Safety Net Services,  Inc.  to  Food  Safety  Net
    Services, Ltd. for $350,000 cash, a $195,000 note payable and the assumption of  certain liabilities.  The note bears interest at 6% and is due in twelve
    quarterly  installments.   In  addition, the Company  entered  into  a  non-
    compete agreement for five years.

    Food Products and Acumedia Manufacturers, Inc.
    During February 2000, the Company sold certain assets and the rights to  its
    Lightning(R), Simplate(R), and Bind(R) product lines and its subsidiary,
    Acumedia Manufacturers, Inc.("Acumedia"), for aggregate consideration of
    $10,400,000 in cash, a $450,000 note payable, and the assumption of  certain
    liabilities.   The Company also will receive up to an additional  $1,000,000 based  on revenue realized from the Acumedia business between the sale  date and  February  17,  2001.  The note bears interest  at  7%  and  is  due  on
    February  17,  2001.   In  addition, the company  entered  into  non-compete
    agreements for up to five years.

8.  Segment Reporting

    The   Company  conducts  business  principally  in  three  major   operating
    segments.  The  Company's operating segments include  the  Companion  Animal
    Group  ("CAG"), the Food and Environmental Division ("FED") and  other.  The separate financial information of each segment is presented consistent  with the  way  results  are regularly evaluated by the chief  operating  decision maker in deciding how to allocate resources and in assessing performance.

    The CAG develops, designs, and distributes products and performs services for veterinarians. The CAG also manufactures certain biology based test kits for veterinarians. FED develops, designs, manufactures and distributes products and performs services to detect disease and contaminants in food animals, food and water. Both the CAG and FED distribute products and services worldwide. Other is primarily comprised of corporate research and development and interest income.

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments.


The following is the segment information in accordance with this statement (in thousands):


                                THREE MONTHS ENDED      SIX MONTHS ENDED
                               JUNE 30,   JUNE 30,    JUNE 30,    JUNE 30,
                                 2000       1999        2000        1999
                              ---------- ----------  ----------  ----------
Revenue:
     CAG                         $76,344     $71,007    $150,284    $142,970
     FED                          17,208      20,517      34,146      38,202
     Other                            --          --          --          --
                                --------    --------    --------    --------
     Total revenue               $93,552     $91,524    $184,430    $181,172
                                ========    ========    ========    ========
Net income:
     CAG                          $5,385      $4,859     $10,398     $11,193
     FED                           3,199       2,142       5,402       2,258
     Other                           944       1,024       1,762       1,855
                                --------    --------    --------    --------
     Total net income             $9,528      $8,025     $17,562     $15,306
                                ========    ========    ========    ========


9.  Stock Repurchase Program

    On July 21, 2000, the Company's Board of Directors approved an increase in the number of shares of its Common Stock that the Company was authorized to repurchase from 6.0 million shares to 10.0 million shares. The Company may make such purchases in the open market or in negotiated transactions. During the six months ended June 30, 2000, the Company repurchased approximately 1.0 million shares for $19.4 million. Between August 19, 1999 and June 30, 2000, approximately 4.9 million shares had been repurchased under this program for an aggregate of $83.6 million.

10. Subsequent Events

    Veterinary Professional Services
    On July 1, 2000, the Company, through its wholly-owned subsidiary, IDEXX Laboratories Pty. Ltd., acquired Veterinary Pathology Services Pty. Ltd., a veterinary laboratory business with locations in Adelaide, Brisbane and Sydney, Australia for approximately Australian Dollars 6.1 million (US $3.7 million) in cash. The Company will account for this acquisition under the purchase method of accounting.

    Genera Technologies Limited
    On August 11, 2000, the Company acquired Genera Technologies Limited, a U.K. based provider of products that test for Cryptosporidium in water, for approximatley $15.5 million in cash and notes. The Company also agreed to make additional payments based upon performance of the business after the acquisition. The Company will account for this acquisition under the purchase method of accounting.

Item 2.

                  IDEXX LABORATORIES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company operates primarily through two business units: the Companion Animal Group ("CAG") and the Food and Environmental Division ("FED"). CAG comprises the Company's veterinary diagnostic products and services, its animal health pharmaceuticals business, and its veterinary informatics and internet business. FED comprises the Company's products and services for food animal, food and water testing.  Through a series of transactions completed in late 1999 and  the first quarter of 2000, the Company disposed of substantially all of its businesses related to food microbiology testing. FED now comprises the Company's water and dairy testing business and its production diagnostic animal services business.

COMPANION ANIMAL GROUP

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

Revenue for CAG increased $5.3 million, or 8% to $76.3 million during the second quarter of 2000 from $71.0 million in the same periodof the prior year. The increase is primarily attributable to an increase in sales of consumables used in the Company's veterinary instruments, veterinary reference laboratory services and canine test kits. The increase in consumables was attributable primarily to an increase in instrument placements, including through the Company's rental program, and to a lesser degree to increased customer utilization per instrument. The increase in veterinary reference laboratory services was partially attributable to incremental revenues from laboratories acquired after June 1999, including the laboratory business of Tufts University School of Veterinary Medicine acquired on December 1, 1999. These increases were partially offset by a decrease in sales of veterinary practice information management systems.

International revenue increased $.4 million, or 2% compared to the same quarter
of  1999.   This  increase is attributable primarily to increased sales of veterinary consumables and veterinary reference laboratory services partially offset by lower unit prices oninstruments and unfavorable foreign exchange rates. International sales declined to 21% of total CAG sales compared to 25% in the second quarter of 1999.

CAG's gross margin increased from 47% to 48% due to increased sales of higher margin veterinary consumables, which were partially offset by increased sales of lower margin veterinary reference laboratory services and unabsorbed fixed costs associated with decreased sales of practice information management systems.

Operating expenses during the second quarter increased $1.8 million, or 7% over the same period in 1999. The increase is attributable primarily to an increase in sales and marketing expenses associated with the pharmaceutical product line, increased marketing programs related to veterinary consumables and research and development expenses related to the Company's Internet portal/application service provider for animal health professionals.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenue for CAG increased $7.3 million, or 5% to $150.3 million during the first six months of 2000 from $143.0 million in the same period of the prior
year.   The  increase  is attributable primarily to an  increase  in  sales  of veterinary reference laboratory services, veterinary consumables and feline diagnostic kits. The increase in veterinary reference laboratory services is attributable partially to incremental revenues generated from acquisitions discussed above. These increases were partially offset by a decrease in sales of veterinary practice information management systems.

International revenue increased $1.9 million, or 6% compared to the same  period
of  1999.   The  increase  is  attributable to  increased  sales  of  veterinary consumables, veterinary reference laboratory services and canine test kits.

CAG's gross margin decreased from 48% to 47%. The reduction in the gross margin percentage is due primarily to increased sales of lower gross margin veterinary reference laboratory services, higher cost of veterinary instrument service and unabsorbed fixed costs associated with decreased sales of veterinary practice information management systems, partially offset by increased sales of higher margin veterinary consumables.

Operating expenses during the six months ended June 30, 2000 increased $3.5 million, or 7% over the same period in 1999. The increase is attributable primarily to an increase in sales and marketing expenses associated with the pharmaceutical product line, increased marketing programs related to veterinary consumables and research and development expenses related to the Company's Internet portal/application service provider for animal health professionals.

FOOD AND ENVIRONMENTAL DIVISION

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30, 1999

Revenue for FED decreased $3.3 million, or 16% to $17.2 million during the second quarter of 2000 from $20.5 million for the same period in the prior year. The decrease is primarily attributable to the divestiture of the food microbiology testing product lines discussed above, partially offset by an increase in sales of water testing products.

International revenue decreased $1.4 million, or 16% compared to the same quarter of 1999. The decrease is attributable primarily to the divestiture of the food microbiology testing product lines discussed above, partially offset by increased sales of dairy residue testing products and water testing products in the European market.

FED gross margin increased to 59% from 53% due to the divestiture of lower gross margin food microbiology testing product lines and increased sales of higher gross margin water testing products.

Operating expenses during the second quarter decreased $2.1 million, or 28% over the same period in 1999 primarily due to the elimination of operating expenses associated with the divested food microbiology testing products business.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Revenue for FED decreased $4.1 million, or 11% to $34.1 million during the second quarter of 2000 from the same period in the prior year. The decrease is attributable primarily to the divestiture of the food microbiology testing product lines, which was partially offset by an increase in sales of water testing products.

International revenue decreased $1.6 million, or 10% from the same period in 1999. The decrease is attributable primarily to the divestiture of the food microbiology testing product lines and lower sales of livestock products, partially offset by increases in dairy residue testing products and water testing products.

FED's gross margin increased to 59% from 53% due to the divestiture of the lower gross margin food microbiology testing product lines and increased sales of higher gross margin water testing products.

Operating expenses during the first six months of 2000 decreased $5.1 million, or 31% from the same period in the prior year, due primarily to the elimination of operating expenses associated with the food microbiology testing products business and to an immaterial gain on the sale.

INTEREST INCOME, NET

Net interest income was $1.4 million for the quarter ended June 30, 2000 compared with $1.3 million for the same period in the prior year. The increase in interest income was principally the result of higher effective interest rates, partially offset by lower invested cash balances due to the use of cash for the Company's share repurchase program.

Net interest income was $2.7 million for the six months ended June 30, 2000 compared with $2.6 million for the same period in the prior year. The increase in interest income was principally the result of higher effective interest rates, partially offset by lower invested cash balances due to the use of cash for the Company's share repurchase program.

PROVISION FOR INCOME TAXES

The Company's effective tax rate was 37.5% for the three- and six-month periods ended June 30, 2000 compared with 38% for the same periods in 1999. The reduction in the effective tax rate is the result of continued realization of tax benefit resulting from business operations in jurisdictions with lower effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had cash, cash equivalents, and short-term investments of $124.4 million and $178.7 million of working capital. During the quarter ended June 30, 2000 the Company repurchased 515,000 shares of the Company's common stock for $11.4 million, of which transactions representing 445,000 shares have not settled as of June 30, 2000 and the $9.8 million purchase price is reflected as a current liability. For the six months ended June 30, 2000 the Company repurchased approximately 1.0 million shares for $19.4 million.

The Company believes that current cash and short-term investments and funds expected to be generated from operations will be sufficient to fund the Company's operations for the foreseeable future.

FUTURE OPERATING RESULTS

The future operating results of the Company are subject to a number of factors, including without limitation the following:

The Company's business has grown significantly over the past several years as a result of both internal growth and acquisitions of products and businesses. The Company has consummated a number of acquisitions since 1992, including five acquisitions in 1997, two acquisitions in 1998, two acquisitions in 1999 and one acquisition during the first six months of 2000, and plans to make additional acquisitions. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses, and managing growth require a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth.

The Company's future success will depend in part on its ability to continue to develop new products and services both for its existing markets and for any new markets the Company may enter in the future. In recent years sales of the Company's chemistry and hematology analyzers have declined as the Company has achieved increasing market penetration. Future growth in sales of the Company's analyzers and associated consumables will depend in part on the Company's ability to introduce new systems with new features and capabilities. The Company is currently devoting significant resources to the development of such systems. The Company also plans to devote significant resources to the growth of many of its other businesses, including its animal health pharmaceuticals business and the Company's Internet portal/application service provider for animal health professionals. There can be no assurance that the Company will successfully complete the development and commercialization of products and services for existing and new businesses or that such products and services, if commercialized, will meet revenue and profit expectations.

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

The Company has experienced and may experience in the future significant fluctuations in its quarterly operating results. Factors such as the introduction and market acceptance of new products and services, the mix of products and services sold and the mix of domestic versus international revenue could contribute to this quarterly variability. In addition, because many of the Company's products are sold through distributors, fluctuations may occur due to distributor purchasing patterns, which may be beyond the Company's control. The Company operates with relatively little backlog and has few long-term customer contracts and substantially all of its product and service revenue in each quarter results from orders received in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and more unpredictable. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income.

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

For the six months ended June 30, 2000, international revenue was $47.4 million and accounted for 26% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

Based on the Company's overall currency rate exposure at June 30, 2000, including derivative and other foreign currency sensitive instruments, the effect of a 5% change in exchange rates on balances denominated in foreign currencies that are not the functional currencies would not be material to the results of operations. However, the effects of a 5% change in exchange rates, if not offset by hedge contracts or related price adjustments, would have a material impact on the results of operations.

PART II -- OTHER INFORMATION

  Item 1. -- LEGAL PROCEEDINGS

  In January 1998, a complaint was filed in the U.S. District Court for the District of Maine captioned ROBERT A. ROSE, et.al. v. DAVID E. SHAW, ERWIN F. WORKMAN, JR. and IDEXX LABORATORIES, INC. The plaintiffs purported to represent a class of purchasers of the common stock of the Company from July 19, 1996 through March 24, 1997. The complaint claimed that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Securities and Exchange Commission Rule 10b-5 promulgated pursuant thereto, by virtue of false or misleading statements made during the class period. The complaint also claimed that the individual defendants were liable as "control persons" under Section 20(a) of that Act. In addition, the complaint claimed that the individual defendants sold some of their own common stock of the Company, during the class period, at times when the market price for the stock allegedly was inflated. In July 1999, the U.S. District Court granted the Company's motion to dismiss the case for failure to state a claim. However in August 1999, the plaintiffs appealed that ruling to the U.S. Court of Appeals for the First Circuit. In February 2000, the Company entered into a Memorandum of Understanding (the "MOU") with the plaintiffs pursuant to which the parties agreed to settle the suit. Pursuant to the MOU, the Company and the plaintiffs filed a Stipulation of Settlement (the "Stipulation") with the U.S. District Court. The Stipulation was approved by the District Court on June 20, 2000 and the complaint was dismissed with prejudice. The settlement (in excess of the portion reimbursed through insurance) will not affect results of operations in 2000.

  In December 1997, SA Scientific, Inc. ("SAS") filed suit against the Company in the State of Texas District Court. SAS alleged breach of a development and supply agreement between SAS and the Company, negligent misrepresentation, fraud and conversion of SAS's intellectual property, and sought $8,000,000 in actual damages, $24,000,000 in punitive damages, further unspecified damages and attorneys' fees. The Company filed an answer to the complaint denying SAS's allegations and asserted counterclaims against SAS for breach of contract, fraud and conversion of the Company's property. On May 23, 2000, SAS and the Company entered into an agreement (the "Settlement Agreement") settling the lawsuit and on June 12, 2000 the Court dismissed the suit with prejudice. Under the Settlement Agreement the Company made a payment to SAS that was not material to the Company's financial position or results of operations.

Item 4. --Submission of Matters to a Vote of Security Holders

 At the Company's Annual Meeting of Stockholders held on May 17, 2000, the following proposals were adopted by the votes specified below:

                                                                        Broker
                Proposal                 For       Against    Abstain  Non-Votes
1. Election of three Class I Directors:
      David E. Shaw                       30,414,711  1,495,020    0          0
      William F. Pounds                   31,613,239    296,492    0          0
      Mary L. Good                        31,618,534    291,197    0          0

2. Approval of the Company's 2000
Director Option Plan covering 200,000
shares of the Company's Common Stock
authorized for issuance under the Plan.   26,008,499  5,817,736    83,496     0


3. Approval of an amendment to the
Company's 1998 Stock Incentive Plan
increasing from 2,500,000 to 3,500,000
the number of shares of the Company's
Common Stock authorized for issuance
under the Plan.                           25,288,359  6,539,486    81,886     0

4. Ratification of Arthur Andersen LLP
as the Company's independent auditors
for the current year.                     31,859,123     33,902    16,706     0



The following Class III Directors of the Company were not up for re-election in
2000 and  have  three-year terms that expire in 2001:   James  L.  Moody,  Jr.,
Gabriel Schmergel and Erwin F. Workman, Jr., Ph.D. The following Class II Directors of the Company were not up for re-election in 2000 and have three-year terms that expire in 2002: Thomas Craig, John R. Hesse and Kenneth Paigen, Ph.D. William End was elected as a Class I Director in July 2000 and will stand for re-election in 2003.

Item 6. -- Exhibits and Reports on Form 8-K

(a) Exhibits

    10.1  2000 Director Option Plan
    10.2  1998 Stock Incentive Plan, as amended
    27 Financial Data Schedule for the Quarterly Report on Form 10-Q for the six-month period ended June 30, 2000.

(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         IDEXX LABORATORIES, INC.

Date: August 14, 2000

                                         /s/ Merilee Raines
                                         ---------------------
                                         Merilee Raines
                                         Vice President, Finance and Treasurer
                                         (Principal Financial Officer)