Form 10-Q
period 2000-09-30
IDEXX LABORATORIES INC /DE
filed 2000-11-13
CIK 874716

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000

                                     or

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

As of October 31, 2000, 33,207,321 shares of the registrant's Common Stock, $.10 par value, were outstanding.

                  IDEXX LABORATORIES, INC. AND SUBSIDIARIES

                                    INDEX

                                                               PAGE
PART I -- FINANCIAL INFORMATION

Item 1.     Financial Statements:
            Consolidated Balance Sheets
            September 30, 2000 and December 31, 1999            3

            Consolidated Statements of Operations
            Three and Nine Months Ended
            September 30, 2000 and September 30, 1999           4

            Consolidated Statements of Cash Flows
            Nine Months Ended
            September 30, 2000 and September 30, 1999           5

            Notes to Consolidated Financial Statements          6-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 10-14

PART II -- OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                    16

SIGNATURES                                                      17

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes certain forward-looking statements about the business of IDEXX Laboratories, Inc. and its subsidiaries (the "Company"). Such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those indicated in such forward-looking statements. These risks and uncertainties are discussed in more detail in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.

PART I -- FINANCIAL INFORMATION

  Item 1. -- FINANCIAL STATEMENTS

                  IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                  (In Thousands, Except Per Share Amounts)
                                 (Unaudited)

                     ASSETS                       SEPTEMBER 30,  DECEMBER 31,
                                                      2000           1999
                                                  -------------  ------------
CURRENT ASSETS:
 Cash and cash equivalents, $6,991 of which is
  restricted as of September 30, 2000             $ 38,726       $ 58,576
 Short-term investments                             47,278         46,835
 Accounts receivable, less reserves of $4,791
  and $4,828 in 2000 and 1999, respectively         62,361         58,353
 Inventories                                        62,870         47,488
 Deferred income taxes                              14,946         14,679
 Other current assets                                7,986          6,484
                                                  --------       --------
  Total current assets                             234,167        232,415

LONG-TERM INVESTMENTS                                3,045         25,517

PROPERTY AND EQUIPMENT, AT COST:
 Land                                                1,189          1,196
 Buildings and improvements                          4,550          4,528
 Leasehold improvements                             18,566         18,522
 Machinery and equipment                            37,223         34,630
 Office furniture and equipment                     32,319         28,630
 Construction-in-progress                            3,644          1,152
                                                  --------       --------
                                                    97,491         88,658
 Less-Accumulated depreciation and amortization     55,738         49,108
                                                  --------       --------
                                                    41,753         39,550
OTHER ASSETS, Net                                   75,395         60,500
                                                  --------       --------
                                                  $354,360       $357,982
                                                  ========       ========

         LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
 Accounts payable                                 $ 17,914       $ 21,819
 Accrued expenses                                   50,631         38,011
 Notes Payable                                       8,525          3,543
 Deferred revenue                                   10,886         10,268
                                                  --------       --------
  Total current liabilities                         87,956         73,641

STOCKHOLDERS' EQUITY:
 Common stock, $0.10 par value
  Authorized 60,000 shares
  Issued and outstanding 40,158 shares in 2000
   and 39,584 shares in 1999                         4,016          3,958
  Additional paid-in capital                       294,339        284,459
  Retained earnings                                 90,450         63,619
  Accumulated other comprehensive income (loss)     (5,334)        (3,473)
  Treasury Stock (6,314 shares in 2000 and 3,899
   shares in 1999), at cost                       (117,067)       (64,222)
                                                  --------       --------
   Total stockholders' equity                      266,404        284,341
                                                  --------       --------
                                                  $354,360       $357,982
                                                  ========       ========

        See accompanying notes to consolidated financial statements.

                  IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Operations
                  (In Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                ------------------      -----------------
                              SEPTEMBER   SEPTEMBER  SEPTEMBER    SEPTEMBER
                              30,         30,        30,          30,
                              2000        1999       2000         1999
                              ---------   ---------  ---------    ---------
Revenue                       $90,384     $86,422    $274,813     $267,593

Cost of revenue                47,431      44,935     140,557      136,598
                              -------     -------    --------     --------

  Gross Profit                 42,953      41,487     134,256      130,995

Expenses:
  Sales and marketing          13,585      13,732      44,678       43,322
  General and administrative    9,104       9,502      29,941       32,696
  Research and development      6,750       6,302      20,736       20,983
                              -------     -------    --------     --------
   Income from operations      13,514      11,951      38,901       33,994
Interest income, net            1,199       1,643       3,911        4,288
                              -------     -------    --------     --------
   Income before provision for
    income taxes               14,713      13,594      42,812       38,282
Provision for income taxes      5,444       5,166      15,981       14,547
                              -------     -------    --------     --------

   Net income                  $9,269      $8,428     $26,831      $23,735
                              =======     =======    ========     ========

Net income per common share:
   Basic:                       $0.27       $0.22       $0.77        $0.61
                              =======     =======    ========     ========
Net income per common share:
   Diluted:                     $0.26       $0.21       $0.73        $0.58
                              =======     =======    ========     ========

        See accompanying notes to consolidated financial statements.

                  IDEXX LABORATORIES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                               (In Thousands)
                                 (Unaudited)

                                                     NINE MONTHS ENDED
                                                     -----------------
                                               SEPTEMBER 30    SEPTEMBER 30
                                               2000            1999
                                               -------------   -------------
 Cash Flows from Operating Activities:
 Net income                                    $26,831         $23,735
 Adjustments to reconcile net income to net
 cash provided by operating activities,
 net of acquisitions:
  Depreciation and amortization                 14,102          12,849
  Provision for (benefit of) deferred income
  taxes                                          1,075          (2,214)
  Changes in assets and liabilities:
   Accounts receivable                          (4,017)         (7,923)
   Inventories                                 (22,390)          6,567
   Other current assets                           (333)          2,188
   Accounts payable                             (2,162)        (15,597)
   Accrued expenses                              5,310          14,307
   Deferred revenue                                618          (1,015)
                                               -------         --------
    Net cash provided by operating activities   19,034          32,897
                                               -------         -------

Cash Flows from Investing Activities:
 Purchases of property and equipment           (11,697)         (6,093)
 Decrease (increase) in investments, net        22,028         (35,399)
 Increase in other assets                         (769)         (1,433)
 Acquisition of businesses, net of cash
 acquired                                      (11,945)         (1,257)
 Disposition of businesses                      10,400              --
                                               -------         -------
    Net cash provided by (used in) investing
    activities                                   8,017         (44,182)
                                               -------         --------

Cash Flows from Financing Activities:
 Payment of notes payable                       (3,231)         (1,593)
 Proceeds from the exercise of stock options     8,299           5,990
 Purchase of treasury stock                    (50,367)        (27,256)
                                               --------        --------
    Net cash used in financing activities      (45,299)        (22,859)
                                               --------        --------

Net effect of Exchange Rate Changes             (1,602)           (242)
                                               --------        --------
Net decrease in Cash and Cash Equivalents      (19,850)        (34,386)

Cash and Cash Equivalents, beginning of period  58,576         109,063
                                               -------         -------
Cash and Cash Equivalents, end of period       $38,726         $74,677
                                               =======         =======

Supplemental Disclosure of Cash Flow Information:
 Interest paid during the period               $   351         $   133
                                               =======         =======
 Income taxes paid during the period           $ 9,527         $ 5,261
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

   The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 1999 Annual Report to the Shareholders, as filed on Form 10-K with the Securities and Exchange Commission.

2. New Accounting Pronouncements
   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 was issued in June 1999 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 and is applicable on both an interim and annual basis. Companies are not required to apply this statement retroactively to prior periods. The Company does not believe that implementation of this statement will have a material impact on the financial statements.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has implemented those guidelines with no material impact on earnings.

3. Inventories
   Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

                         SEPTEMBER 30,  DECEMBER 31,
                         2000           1999
                         -------------  ------------
    Raw materials        $14,945        $ 6,385
    Work-in-process        3,615          4,190
    Finished goods        44,310         36,913
                         -------        -------
                         $62,870        $47,488
                         =======        =======

4. Comprehensive income

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                   SEPTEMBER   SEPTEMBER  SEPTEMBER   SEPTEMBER
                                   30, 2000    30, 1999   30, 2000    30, 1999
                                   ---------   ---------  ---------   ---------
Net income                         $9,269      $8,428     $26,831     $23,735

 Other comprehensive income(loss):
 Foreign currency translation
 adjustments                         (983)        765      (1,861)       (276)
                                   ------      ------     -------     -------
  Comprehensive income             $8,286      $9,193     $24,970     $23,459
                                   ======      ======     =======     =======


5.  Earnings per share
    The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                   SEPTEMBER  SEPTEMBER   SEPTEMBER SEPTEMBER
                                   30, 2000   30, 1999    30, 2000  30, 1999
                                   ---------  ---------   --------- ---------
Basic:
 Weighted average shares
 outstanding                       34,396     39,096      35,028    39,109
                                   ======     ======      ======    ======

Diluted:
 Weighted average shares
 outstanding                       34,396     39,096      35,028    39,109
 Dilutive effect of stock options
 issued to employees                1,537        770       1,449     1,410
 Shares assumed issued for the
 acquisition of Blue Ridge
 Pharmaceuticals, Inc.                115        115         115       115
                                   ------     ------      ------    ------
                                   36,048     39,981      36,592    40,634
                                   ======     ======      ======    ======

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

7.  Acquisitions and Divestitures

    Acquisitions

    Sierra Laboratories
    On March 9, 2000 the Company, through its wholly-owned subsidiary, IDEXX Veterinary Services, Inc., acquired the veterinary laboratory business of Sierra Veterinary Laboratory LLC ("Sierra"), based in Los Angeles, California, for $178,000 in cash. In addition, the Company agreed to make future payments in each of the next four years based on the results of operations, which will be treated as additional purchase price. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the acquisition date. Pro forma information has not been presented because of immateriality.

    Veterinary Pathology Services
    On July 1, 2000, the Company, through its wholly-owned subsidiary, IDEXX Laboratories Pty. Ltd., acquired Veterinary Pathology Services Pty. Ltd., a veterinary laboratory business with locations in Adelaide, Brisbane and Sydney, Australia for Australian Dollars 5.6 million (US $3.1 million) in cash. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the acquisition date. Pro forma information has not been presented because of immateriality.

    Genera Technologies Limited
    On August 11, 2000, the Company acquired Genera Technologies Limited, a U.K. based manufacturer of test kits for cryptosporidium in water, for $8.7 million in cash and $8.3 million in notes payable to the former principal shareholder of which $7.0 million is secured by cash in escrow. The Company also agreed to make additional payments to the shareholder of up to $2.5 million based upon performance of the business after the acquisition. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the acquisition date. Pro forma information has not been presented because of immateriality.

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

    Food Products and Acumedia Manufacturers, Inc.
    During February 2000, the Company sold certain assets and the rights to its Lightning(R), Simplate(R), and Bind(R) product lines and its subsidiary, Acumedia Manufacturers, Inc. ("Acumedia"), for aggregate consideration of $10,400,000 in cash, a $450,000 note payable, and the assumption of certain liabilities. The Company also will receive up to an additional $1,000,000 based on revenue realized from the Acumedia business between the sale date and February 17, 2001. The note bears interest at 7% and is due on February 17, 2001. In addition, the company entered into non-compete agreements for up to five years.

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

    The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments and income taxes are provided on each segment using the overall effective tax rate.

The following is the segment information in accordance with this statement (in thousands):

                             THREE MONTHS ENDED       NINE MONTHS ENDED
                           SEPTEMBER   SEPTEMBER   SEPTEMBER   SEPTEMBER
                           30, 2000    30, 1999    30, 2000    30, 1999
                           ---------   ---------   ---------   ---------
Revenue:
     CAG                   $72,735     $66,770    $223,018     $209,580
     FED                    17,649      19,652      51,795       58,013
     Other                      --          --          --           --
                           -------     -------    --------     --------

     Total revenue         $90,384     $86,422    $274,813     $267,593
                           =======     =======    ========     ========

Net income:
     CAG                   $ 5,755     $ 4,702    $ 16,725     $ 16,508
     FED                     3,062       2,778       8,550        5,130
     Other                     452         948       1,556        2,097
                           -------     -------    --------     --------

     Total net income      $ 9,269     $ 8,428    $ 26,831     $ 23,735
                           =======     =======    ========     ========


9.  Stock Repurchase Program

    On July 21, 2000, the Company's Board of Directors approved an increase in the number of shares of its Common Stock that the Company was authorized to repurchase from 6.0 million shares to 10.0 million shares. The Company may make such purchases in the open market or in negotiated transactions. During the nine months ended September 30, 2000, the Company repurchased approximately 2.4 million shares for $52.8 million. Between August 19, 1999 and September 30, 2000, the Company repurchased approximately 6.3 million shares under this program for $117.1 million.

 Item 2.

                  IDEXX LABORATORIES, INC. AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The Company operates primarily through two business units: the Companion Animal Group ("CAG") and the Food and Environmental Division ("FED"). CAG comprises the Company's veterinary diagnostic products and services, its animal health pharmaceuticals business, and its veterinary informatics and internet business. FED comprises the Company's products and services for food animal, food and water testing. Through a series of transactions completed in late 1999 and the first quarter of 2000, the Company disposed of substantially all of its businesses related to food microbiology testing. FED now comprises the Company's water and dairy testing business and its production animal diagnostic services business.

COMPANION ANIMAL GROUP

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

Revenue for CAG increased $6.0 million, or 9% to $72.7 million during the third quarter of 2000 from $66.8 million in the same period of the prior year. The increase is primarily attributable to an increase in sales of veterinary reference laboratory services, consumables used in the Company's veterinary instruments and feline and canine test kits. The increase in veterinary reference laboratory services sales is partially attributable to incremental revenues from laboratories acquired after June 1999, including the laboratory businesses of Tufts University School of Veterinary Medicine acquired on December 1, 1999 and Veterinary Pathology Services Pty. Ltd ("VPS") acquired on July 1, 2000. The increase in consumables sales is attributable primarily to an increase in instrument placements, including through the Company's rental program, and to a lesser degree to increased customer utilization per instrument. These increases are partially offset by a decrease in sales of veterinary practice information management systems.

International revenue increased $.4 million, or 3% compared to the same quarter of 1999. This increase is attributable primarily to increased sales of veterinary reference laboratory services resulting from the purchase of VPS, partially offset by unfavorable foreign exchange rates. International sales declined to 22% of total CAG sales compared to 23% in the third quarter of 1999.

CAG's gross margin decreased from 46% to 45% due primarily to unfavorable exchange rates and to increased sales of lower margin veterinary reference laboratory services and unabsorbed fixed costs associated with decreased sales of practice information management systems. These decreases are partially offset by increased sales of higher gross margin consumables.

Operating expenses during the third quarter increased $.8 million, or 3% over the same period in 1999. The increase is attributable primarily to research and development expenses related to the development of new diagnostic platforms and to an increase in sales and marketing programs related to veterinary consumables. These increases are partially offset by settlement gains on foreign currency contracts designated as hedges.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue for CAG increased $13.3 million, or 6% to $223.0 million during the first nine months of 2000 from $209.6 million in the same period of the prior year. The increase is attributable primarily to an increase in sales of veterinary reference laboratory services, veterinary consumables and feline diagnostic kits. The increase in sales of veterinary reference laboratory services is attributable partially to incremental revenues generated from acquisitions discussed above. These increases are partially offset by a decrease in sales of veterinary practice information management systems.

International revenue increased $2.3 million, or 5% compared to the same period of 1999. The increase is attributable to increased sales of veterinary reference laboratory services and canine diagnostic test kits partially offset by unfavorable foreign exchange rates. The increase in sales of veterinary reference laboratory services resulted mainly from the purchase of VPS in Australia described above.

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

Operating expenses during the nine months ended September 30, 2000 increased $4.3 million, or 6% over the same period in 1999. The increase is attributable primarily to an increase in sales and marketing expenses associated with the pharmaceutical product line and research and development expenses related to the Company's Internet portal/application service provider for animal health professionals and to development of new diagnostic platforms. The increases are partially offset by decreased pharmaceutical research and development expenses and settlement gains on foreign currency contracts designated as hedges.

FOOD AND ENVIRONMENTAL DIVISION

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

Revenue for FED decreased $2.0 million, or 10% to $17.6 million during the third quarter of 2000 from $19.7 million for the same period in the prior year. The decrease is primarily attributable to the divestiture of the food microbiology testing product lines discussed above and decreased sales of dairy test products. These decreases are partially offset by an increase in sales of water testing products, including incremental sales from the acquisition of Genera Technologies Limited ("Genera") in July 2000, and by additional sales of livestock test kits.

International revenue decreased $.5 million, or 7% compared to the same quarter of 1999. The decrease is attributable primarily to the divestiture of the food microbiology testing product lines discussed above and unfavorable foreign exchange rates, partially offset by increased sales of livestock test kits and water testing products, including incremental sales from the acquisition of Genera.

FED's gross margin increased to 57% from 55% due to the divestiture of the lower gross margin food microbiology testing product lines and increased sales of higher gross margin water testing products, partially offset by unfavorable foreign exchange rates.

Operating expenses during the third quarter decreased $1.1 million, or 17% over the same period in 1999 primarily due to the elimination of operating expenses associated with the divested food microbiology testing products business.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue for FED decreased $6.1 million, or 10% to $51.8 million during the first nine months of 2000 from the same period in the prior year. The decrease is attributable primarily to the divestiture of the food microbiology testing product lines and decreased sales of dairy test products. These decreases are partially offset by an increase in sales of water testing products and livestock test kits.

International revenue decreased $.7 million, or 3% from the same period in 1999. The decrease is attributable primarily to the divestiture of the food microbiology testing product lines and unfavorable foreign exchange rates, partially offset by increased sales of dairy, livestock, and water testing products, including incremental sales from the purchase of Genera discussed above.

FED's gross margin increased to 58% from 54% due to the divestiture of the lower gross margin food microbiology testing product lines and increased sales of higher gross margin water testing products, partially offset by unfavorable foreign exchange rates.

Operating expenses during the first nine months of 2000 decreased $6.2 million, or 27% from the same period in the prior year, due primarily to the elimination of operating expenses associated with the food microbiology testing products business and to an immaterial gain on the sale.

INTEREST INCOME, NET
Net interest income is $1.2 million for the quarter ended September 30, 2000 compared with $1.6 million for the same period in the prior year. The decrease in interest income is principally the result of lower invested cash balances due to the use of cash for the Company's share repurchase program and the purchase of VPS and Genera, partially offset by higher effective interest rates.

Net interest income declined to $3.9 million for the nine months ended September 30, 2000 from $4.3 million for the same period in the prior year for the reasons described above.

PROVISION FOR INCOME TAXES
The Company's effective tax rate is 37.0% and 37.3% for the three- and nine-month periods ended September 30, 2000, respectively, compared with 38% for the same periods in 1999. The reduction in the effective tax rate is the result of continued realization of tax benefit resulting from business operations in jurisdictions with lower effective income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company has cash, cash equivalents, and short-term investments of $86.0 million and working capital of $146.2 million. As of September 30, 2000, $7.0 million in cash is in escrow as security for the Company's obligations and promissory notes in an equivalent aggregate principal amount issued in connection with the acquisition of Genera. During the quarter ended September 30, 2000 the Company repurchased 1.4 million shares of its common stock for $33.5 million, of which transactions representing 100,000 shares have not settled as of September 30, 2000 and the $2.5 million purchase price is reflected as a current liability. For the nine months ended September 30, 2000 the Company repurchased approximately 2.4 million shares for $52.8 million.

The Company believes that current cash and short-term investments and funds expected to be generated from operations will be sufficient to fund the Company's operations for the foreseeable future.

FUTURE OPERATING RESULTS

The future operating results of the Company are subject to a number of factors, including without limitation the following:

The Company's business has grown significantly over the past several years as a result of both internal growth and acquisitions of products and businesses. The Company has consummated a number of acquisitions since 1992, including five acquisitions in 1997, two acquisitions in 1998, two acquisitions in 1999 and three acquisitions during the first nine months of 2000, and plans to make additional acquisitions. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses, and managing growth require a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth.

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

The markets in which the Company competes are subject to rapid and substantial technological change. The Company encounters, and expects to continue to encounter, intense competition in the sale of its current and future products and services. In particular, the Company has encountered increasing competition in the market for its analyzers and for canine heartworm diagnostics. Many of the Company's competitors and potential competitors, including large pharmaceutical companies, have substantially greater capital, manufacturing, marketing, and research and development resources than the Company.

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

For the nine months ended September 30, 2000, international revenue was $70.8 million and accounted for 26% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

Based on the Company's overall currency rate exposure at September 30, 2000, including derivative and other foreign currency sensitive instruments, the effect of a 5% change in exchange rates on balances denominated in foreign currencies that are not the functional currencies would not be material to the results of operations. However, the effects of a 5% change in exchange rates, if not offset by hedge contracts or related price adjustments, would have a material impact on the results of operations.


PART II -- OTHER INFORMATION

Item 1. -- LEGAL PROCEEDINGS

Item 6. -- Exhibits and Reports on Form 8-K

(a) Exhibits

      3.2   Amended and Restated By-Laws of the Company
     10.1 European Supply Agreement, effective as of January 1, 1999, between the Company and Ortho-Clinical Diagnostics, Inc.
     10.2 U.S. Supply Agreement, effective as of January 1, 1999, between the Company and Ortho-Clinical Diagnostics, Inc.
     27 Financial Data Schedule for the Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2000.

(b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 IDEXX LABORATORIES, INC.

Date: November 13, 2000

                                 /s/ Merilee Raines
                                 -------------------------
                                 Merilee Raines
                                 Vice President, Finance and Treasurer
                                 (Principal Financial Officer)