Form 10-K
period 2000-12-31
IDEXX LABORATORIES INC /DE
filed 2001-03-29
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2000.

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
Common Stock, $0.10 par value per share
Preferred Stock Purchase Rights
(Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           Based on the closing sale price on March 26, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $709,849,623. For these purposes, the registrant considers all of its Directors and executive officers to be its only affiliates.

           The number of shares outstanding of the registrant's Common Stock was 32,804,304 on March 26, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-K	INCORPORATED DOCUMENT
Part III	Specifically identified portions of the Company's
definitive proxy statement to be filed in
connection with the Company's Annual Meeting to be
held on May 23, 2001 are incorporated herein by
reference.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

           Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results."

PART I.

ITEM 1.    BUSINESS

           IDEXX Laboratories, Inc., incorporated in Delaware in 1983 (the "Company" or "IDEXX," which includes wholly-owned subsidiaries unless the context otherwise requires), develops, manufactures and distributes products and provides services for veterinary, food and environmental markets. Within these markets, the Company's products and services include biology-based detection systems, chemistry-based detection systems, laboratory testing and specialized consulting services, veterinary practice information management software systems and related services, Internet services and pharmaceutical products. The substantial majority of the Company's revenue is currently derived from the sale of veterinary diagnostic products and services. The Company's veterinary diagnostic products are used by veterinarians to detect and monitor diseases, physiologic disorders, immune status, hormone and enzyme levels, blood chemistry, electrolyte levels, blood cell counts and other substances or conditions in animals. The veterinary laboratory testing and consultation services provided by the Company are used by veterinarians to assist them in the detection and diagnosis of disease status and other conditions in animals. The Company's software products and Internet services are designed to provide comprehensive information management solutions for veterinary clinics. The Company also develops and sells veterinary therapeutics that address a range of conditions and diseases in animals. The Company's food and environmental products include water testing products that detect microbial contaminants in water, dairy testing products that detect antibiotic residues in milk and diagnostic products that assist in disease detection, management and eradication in food production animals.

           The Company has developed leading positions in many of its markets by identifying user needs and offering high-quality, cost-effective product and service solutions backed by extensive customer support. The Company's test products incorporate a range of delivery systems and detection technologies that are tailored to particular applications and customer needs. In developing its businesses, the Company has employed a number of strategies, including the licensing of human diagnostic technology and the adaptation of that technology for veterinary applications, internal research and development, strategic acquisitions, and an emphasis on single-use products and instrument-based products that offer a significant opportunity for repeatable sales of associated consumables.

           Through its 1997 acquisitions of Advanced Veterinary Systems and Professionals' Software, Inc., the Company has become the leading U.S. supplier of veterinary practice information management software systems. In a series of transactions commencing in 1994, the Company acquired veterinary reference laboratories located in the U.S., England, Japan and Australia. In October 1998, the Company acquired Blue Ridge Pharmaceuticals, Inc., a company engaged in the development of novel therapeutics for the veterinary market.

           IDEXX® , ACAREXX™ , Better Choice™ , Colilert® , Colisure® , Defined Substrate Technology® , DiaSystems™ , DST® , Enterolert™ , Facilitator® , FlockChek® , HerdChek® , IDEXX VetLab ™ , Lasercyte™ , Parallux™ , PetChek® , Probe™ , Quanti-Tray® , SNAP® , VetConnect™ , VetLyte® , VetTest® and 3Dx™ are trademarks of the Company. Cornerstone®  is used under a license agreement. Autoread™ , QBC® and VetAutoread™ are trademarks of Becton Dickinson and Company ("Becton"). All other products and company names are trademarks of their respective holders.

PRODUCTS AND SERVICES

           The Company operates in two primary business areas: products and services for the veterinary market and products and services for food and environmental markets.

*   VETERINARY PRODUCTS AND SERVICES

           Immunoassays

           The Company provides a broad range of point-of-care diagnostic products for use by veterinarians in testing for a variety of companion animal diseases and health conditions. The Company markets a line of single-use, hand-held test kits that allow quick (in most cases, less than ten minutes), accurate and convenient testing without the need for laboratory equipment. These products enable veterinarians to provide improved service to animal owners by delivering test results almost immediately, allowing the veterinarians to initiate therapy during the office visit, if required.

           The Company's test kits incorporate immunoassay technology based on antibody-antigen reactions. Antibodies are proteins produced as a result of an immune response, a biological mechanism that enables certain animals to recognize and respond to substances foreign to the body, called antigens. Antibodies are produced by the immune system specifically to bind to these antigens and also signal other immune system cells to assist in eliminating the antigen. Antigens include viruses, bacteria, parasites and hormones. In immunoassay-based tests, a sample containing an unknown quantity of the analyte is mixed with one or more reagents. Certain of these reagents contain either antibodies or antigens that bind in a highly specific manner to the analyte. Certain reagents are labeled with an indicator chemical, which identifies the presence or absence of the analyte. In some cases results can be read visually; in others, instruments are used to determine the results.

           The Company's veterinary immunoassays use enzyme labels to indicate the presence or absence of a specific analyte. In these enzyme-linked immunosorbent assays ("ELISA"), the test results are measured through a color change, which varies in proportion to the amount of the analyte present in the sample.

           The Company offers SNAP immunoassays to detect feline leukemia virus ("FeLV") in cats and heartworm disease in dogs and cats. The Company also sells a feline combination test, the SNAP Combo FeLV/FIV, which enables veterinarians to test simultaneously for FeLV and feline immunodeficiency virus ("FIV") (similar to the human AIDS virus), and the SNAP 3Dx, which tests simultaneously for Lyme disease, Ehrlichia canis and heartworm. Sales of heartworm tests are significantly greater in the first half of the Company's fiscal year due to seasonality of the disease. Other small animal assays include tests for thyroid hormone levels in dogs and cats and parvovirus, which causes a gastrointestinal disease in dogs. The Company's SNAP Foal IgG equine product tests for immune status in newborn foals.

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

           Instruments

           The Company currently markets four instrument systems for use in veterinary clinics. These instruments are distributed under the trade names of VetTest, QBC® VetAutoread™ , VetLyte and VetTest SNAP Reader.

           VetTest Analyzer. The VetTest blood chemistry analyzer is used to measure levels of certain enzymes and other substances in blood in order to assist the veterinarian in diagnosing physiologic conditions. Twenty-one separate blood chemistry tests can be performed on the VetTest analyzer. The system is capable of running up to 12 tests at a time on a single sample. The Company also offers prepackaged general health profiles that include 12 frequently used chemistries and pre-anesthetic panels for young animals consisting of six chemistries each. Commonly run tests include glucose, alkaline phosphatase, ALT (alanine aminotransferase), creatinine, BUN (blood urea nitrogen) and total protein. VetTest analyzers are manufactured for the Company by Tokyo Parts Industrial Co. under an agreement that renews annually unless either party notifies the other of its decision not to renew. The dry chemistry slides used in the VetTest analyzer ("VetTest Slides") are supplied by Ortho-Clinical Diagnostics, Inc. (formerly known as Johnson and Johnson Clinical Diagnostics, Inc.) ("Ortho") under Supply Agreements with Ortho (the "Ortho Agreements"). The Company is required to purchase all of its requirements for slides from Ortho to the extent available. In addition, the Company has committed to minimum annual purchase volumes of certain VetTest Slides during the term of the Ortho Agreements. The Ortho Agreements do not prohibit Ortho from selling dry chemistry slides or licensing its slide technology for use in veterinary applications, and Ortho currently sells dry chemistry slides for use in its own analyzer, which is primarily designed for human applications but is also used in the veterinary market. However, Ortho may not sell slides that are bar-coded for use in the VetTest analyzer to any party other than IDEXX. Although the Company does not believe sales by Ortho in the veterinary market currently have a material adverse effect on the business of the Company, there can be no assurance that such sales will not have such a material adverse effect in the future. The Ortho Agreements expire on December 31, 2010 and contain provisions for the negotiation of a renewal term of five years.

           QBC® VetAutoread™ Hematology System. The QBC® VetAutoread™ hematology system is used to evaluate certain components of blood. This hematology analyzer is based on Quantitative Buffy Coat technology, which uses centrifugal force to separate a blood sample into its key components. The blood sample is centrifuged at high speed in a proprietary test device, and the different components of the blood separate by density. The QBC® VetAutoread™ hematology system scans the blood tube, quantifies the different components and calculates parameters. These values are then compared to normal ranges contained in the software of the analyzer, which assists the veterinarian in determining whether disease states are indicated that require further investigation. Key components evaluated are red blood cells (useful in evaluating anemia/internal bleeding), white blood cells (useful in evaluating infection, immunosuppression, allergy) and platelets (useful in evaluating clotting capability). The system is based on the Becton QBC® Autoread™ hematology system sold to physicians for human applications. The QBC® VetAutoread™ hematology system is manufactured for IDEXX by Becton under a development and distribution agreement which requires Becton to supply analyzers to IDEXX through 2008 and reagents through 2010.

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

           The Company also provides computer software which facilitates the integration of results obtained on these four systems. This linkage of the four analyzer systems as part of the IDEXX VetLab (the combination of the VetTest, QBC® VetAutoread™ , VetLyte and VetTest SNAP Reader analyzers) allows the veterinarian to produce a report containing the same types of information in a more timely manner than would typically be provided by commercial laboratories performing the same tests.

           Instruments Under Development. In 2001, the Company expects to introduce the Lasercyte system, a hematology system using laser flow cytometry technology. The Lasercyte system will provide a five-part white blood cell differential count and an absolute reticulocyte count, which cannot be obtained from existing in-clinic systems. These enhanced diagnostic capabilities will provide veterinarians with more information necessary to make important clinical decisions regarding an animal's health. The Company also expects to introduce in 2001, a computed radiography instrument designed specifically for the veterinary market. This instrument, which will be manufactured for the Company by Orex Computed Radiography Ltd., eliminates the need for conventional film and chemical-based darkroom processing of radiographs and allows veterinarians to store, enhance and transmit images digitally.

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

           Approximately 75%, 69% and 70% of the Company's total revenues were derived from sales of veterinary diagnostic products and services in 2000, 1999 and 1998, respectively.

           Informatics Products and Services

           The Company's practice management software business was formed in 1997 with the acquisition of Advanced Veterinary Systems, located in Eau Claire, Wisconsin, and Professionals' Software, Inc., located in Effingham, Illinois. In 1998, most software operations were consolidated in Eau Claire, Wisconsin. In January 2000, the Company launched VetConnect.com, an Internet portal for the veterinary medical market. VetConnect is a comprehensive suite of information and business services designed to support veterinary medical practice and extend the value of the Company's in-clinic products, laboratory and consulting services and information offerings. The Company provides comprehensive veterinary practice information management solutions designed to assist veterinarians in delivering high quality medical care and increasing the profitability of their businesses. The Company believes that it is the leading provider of veterinary practice information management systems ("PIMS") in the U.S. with an installed based of more than 8,000 of the approximately 25,000 veterinary hospitals in North America. The Company's two principal software products are its Cornerstone and Better Choice systems. The Company provides software and hardware support for its PIMS and derives a significant proportion of its revenues from ongoing service contracts.

           Veterinary Pharmaceuticals

           In October 1998, the Company acquired Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge"), a privately-held company engaged in the development of novel therapeutics for the veterinary market. Blue Ridge was formed in 1996 to develop products for therapeutic applications in companion animals and livestock that might not fit the strategic goals of larger pharmaceutical companies marketing both human and veterinary products. In December 2000, the Company introduced ACAREXX (.01% Ivermectin) otic suspension for the treatment of ear mites. Unlike competing ear mite treatments, ACAREXX is water-based, requires only a single treatment and is safe for kittens as young as four weeks. ACAREXX is the Company's first drug approved by the U.S. Food and Drug Administration ("FDA"). The Company currently has a number of other products in the registration process with the FDA. These products include a nitazoxanide-based product for treatment of equine protozoal myeloencephalitis, a neurological disease that is believed to affect approximately 200,000 horses in the U.S.; a topical non-steroidal anti-inflammatory for equine use; an insulin product for treatment of diabetic cats; and a long-acting, injectable antibiotic for cats. Through Blue Ridge, the Company also sells Facilitator, a liquid bandage for use on dogs, cats and horses.

*   FOOD AND ENVIRONMENTAL PRODUCTS AND SERVICES

           The Company sells products that detect microbial contaminants in water and antibiotic residues in milk, and a broad range of diagnostic products for disease surveillance and eradication and health management for production animals.

           Approximately 20%, 22% and 22% of the Company's revenues were derived from sales of food and environmental products and services in 2000, 1999 and 1998, respectively. Through a series of transactions completed late in 1999 and early 2000, IDEXX disposed of the food microbiology testing products and services business. Revenues from this business were approximately $1 million, $14 million and $13 million in 2000, 1999 and 1998, respectively.

           Water and Dairy Testing Products

           The Company's Colilert, Colilert-18 and Colisure tests, based on Defined Substrate Technology ("DST"), simultaneously detect total coliforms and E. coli in water. These organisms are broadly used as indicators of microbial contamination. The Company's DST products utilize indicator-nutrients which produce a change in color or fluorescence when metabolized by target microbes in the sample. Colilert, Colilert-18 and Colisure tests serve as a rapid method for determining the presence or absence of both total coliforms and E. coli, with results available in 24 hours, or 18 hours in the case of the Colilert-18 test. Colilert, Colilert-18 and Colisure tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with U.S. Environmental Protection Agency ("EPA") standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, waste water and water from private wells.

           The Company's Enterolert product is also based on DST and detects enterococci in recreational waters, with results available in 24 hours. The Quanti-Tray device, when used in conjunction with the Company's Colilert, Colilert-18, Colisure or Enterolert products, enables users to test for microbiological contamination, and to obtain quantitative results without the time-consuming steps associated with traditional methods. The Company's Colilert, Colilert-18, Colisure and Quanti-Tray products have been approved by the EPA. In addition, the Colilert test has also been approved in Japan, Brazil, Argentina, Colombia, Chile, New Zealand, Mexico, Taiwan and parts of Australia, and is under evaluation by regulatory agencies in certain countries in South America and Asia. Colilert-18 has received approval in the United Kingdom and Iceland, has been accepted for testing in Ireland, and is under evaluation by regulatory agencies in Europe.

           In August 2000, the Company acquired Genera Technologies Ltd., a U.K.-based company that develops and sells products for detection of cryptosporidia in water. Cryptosporidia are parasites which can cause potentially fatal gastrointestinal illness if ingested. Testing of water supplies for cryptosporidia is mandated in the United Kingdom.

           IDEXX is the worldwide leader in rapid testing of antibiotic residue in milk. The Company offers tests on its SNAP platform, and in 2001 received FDA approval for its Parallux instrument, which the Company believes is the most automated and complete antibiotic residue testing system in the world.

           Dairy farmers and producers use these tests for incoming quality assurance of raw milk, and government and food quality managers use them for ongoing surveillance. IDEXX dairy quality tests are designed for convenience in field and laboratory testing applications and are calibrated to detect analytes at levels specified by regulation.

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

MARKETING AND DISTRIBUTION

           IDEXX markets, sells and services its products in more than 50 countries through its marketing, sales and technical service groups as well as through independent distributors and other resellers. The Company maintains sales offices outside the U.S. in Australia, France, Germany, Italy, Japan, Mexico, New Zealand, The Netherlands, Spain, Taiwan and the United Kingdom.

           The Company selects the appropriate distribution channel for its products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. The Company markets its veterinary diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel, and test kits and consumables supplied both via the distribution channel and directly. Outside the U.S., IDEXX sells its veterinary diagnostic products through independent distributors and other resellers and, in certain countries, through its direct sales force. The Company markets its software products and veterinary laboratory services through its direct sales force. The Company markets its water, dairy, livestock and poultry products primarily through its direct sales force in the U.S. and Canada. Outside the U.S. and Canada, IDEXX markets these products through selected independent distributors and, in certain countries, through its direct sales force.

           In 2000, 1999 and 1998, 27%, 27% and 28%, respectively, of the Company's revenue was attributable to sales of products and services to customers outside the U.S. Risks associated with foreign operations include the need for additional regulatory approvals, possible disruptions in transportation of the Company's products, the differing product needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. The Company engages in limited hedging activities to reduce the effect of foreign currency fluctuations on its earnings.

RESEARCH AND DEVELOPMENT

           The Company's research and development activities are focused on the enhancement of its existing detection systems; the development of new test kits for additional diagnostic applications; the development of new detection systems incorporating advances in immunology, cell and molecular biology, microbiology, DNA probes and other technologies; the development and delivery of new information solutions for its customers in veterinary, food and environmental markets; and the development of novel veterinary therapeutics. The Company's research and development expenses were approximately $28.3, $27.3 and $22.7 million in 2000, 1999 and 1998, respectively.

PATENTS AND LICENSES

           The Company holds 35 U.S. patents and has filed U.S. patent applications for 35 other processes or products. The Company also holds foreign patents and has filed foreign patent applications that generally correspond to its U.S. patents and patent applications.

           The Company also has pursued a strategy of licensing patents and technologies from third parties to provide it with competitive advantages in selected markets and to accelerate new product introductions. These licenses include an exclusive royalty-bearing license of certain patents relating to diagnostic products for the feline immunodeficiency virus ("FIV") from The Regents of the University of California, and an exclusive royalty-bearing license of certain patents relating to the Defined Substrate Technology ("DST") utilized in the Colilert, Colisure and Enterolert water testing products. Licensed U.S. patents related to FIV diagnostics expire in 2008 and 2009. Licensed U.S. patents relating to DST expire in 2007. In addition, the Company holds a royalty-bearing patent license relating to canine heartworm tests from Barnes-Jewish Hospital. The U.S. patent rights licensed from Barnes-Jewish Hospital expire in 2006.

           The Company currently licenses certain technologies used in its products from third parties, and expects to continue to do so in the future. Moreover, to the extent the Company's products embody technologies protected by patents, copyrights or trade secrets of others, the Company may be required to obtain licenses to such technologies in order to continue to sell such products. There can be no assurance that any technology licenses which the Company desires or is required to obtain will be available on commercially reasonable terms. The failure to obtain any such licenses may delay or prevent the sale by the Company of certain new or existing products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTION

           Certain components of the Company's products are available from only one source. The Company purchases all of its VetTest analyzers from Tokyo Parts Industrial Co., all of its VetTest slides from Ortho and all of its hematology components from Becton. Certain key components of the Colilert product are available only from a single source. While the Company does not anticipate difficulties in obtaining the components used in its products, the loss of any of these sources of supply would have a material adverse effect on the Company. The Company has contractual commitments or outstanding purchase orders with Ortho, Tokyo Parts Industrial Co. and Becton covering its anticipated 2001 requirements for VetTest slides and analyzers, and hematology reagents and instruments.

           Substantially all of the Company's revenue in each quarter results from orders booked in that quarter. Accordingly, the Company maintains no significant backlog and believes that its backlog at any particular date is not indicative of future sales.

COMPETITION

           Competition in the Company's markets is intense. IDEXX competes with a large number of companies ranging from very small businesses focused on animal health to large pharmaceutical and other companies, many of which have substantially greater financial, manufacturing, marketing, and product and service research resources than the Company. In general, the particular companies with which IDEXX competes vary with the Company's different markets. In most of its markets, the Company competes with a number of companies. However, in the U.S. market for veterinary laboratory services the Company competes primarily with Antech Diagnostics, a unit of Veterinary Centers of America, Inc. In the markets for veterinary and food and environmental test products, the Company competes primarily on the basis of the ease of use, speed, accuracy and other performance characteristics of its products and services, the breadth of its product line and services, the effectiveness of its sales and distribution channels, customer service and pricing. In the market for veterinary practice information management software systems, the Company competes primarily on the basis of ease of use, speed and other performance characteristics, the effectiveness of its customer service, advances in technologies and pricing. In the market for animal health information on the Internet, the Company competes primarily with start-up Internet companies. The Company competes in this market primarily on quality of content, ease of use and integration with existing practice management systems. In the market for veterinary laboratory services, the Company competes on the basis of service, price and quality.

           Academic institutions, governmental agencies and other public and private research organizations also are conducting research activities and may commercialize products on their own or through joint ventures. The existence of competing products, services or procedures that may be developed in the future may adversely affect the marketability of products and services developed by the Company. The Company's competitive position will also depend on its ability to attract and retain qualified scientific and other personnel, develop effective proprietary products, implement production and marketing plans, obtain patent protection and obtain adequate capital resources.

GOVERNMENT REGULATION

           Most diagnostic tests for animal health applications are veterinary biological products that are regulated in the U.S. by the Center for Veterinary Biologics within the U.S. Department of Agriculture's ("USDA") Animal and Plant Health Inspection Service ("APHIS"). The APHIS regulatory process involves the submission of product performance data and manufacturing documentation. Subsequent to regulatory approval to market a product, APHIS requires that each lot of product be submitted for review before release to customers. In addition, APHIS requires special approval for marketing products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval as part of their separate regulatory approvals. However, compliance with an extensive regulatory process is required in connection with marketing diagnostic products in Japan, Germany, The Netherlands and many other countries. The Company also is required to have a facility license from APHIS to manufacture USDA-licensed products at its facility. The Company has obtained such a license for its current manufacturing facility. The Company's instrument systems are medical devices regulated by the FDA under the Food, Drug and Cosmetics Act (the "FDC Act"). While the sale of these products does not require premarket approval by FDA and does not subject the Company to the FDA's Good Manufacturing Practices regulations ("GMPs"), these products must not be adulterated or misbranded under the FDC Act.

           The manufacture and sale of veterinary drugs are regulated by the Center for Veterinarian Medicine ("CVM") of the FDA. A new animal drug may not be commercially marketed in the United States unless it has been approved as safe and effective by CVM. Approval may be requested by filing a New Animal Drug Application ("NADA") with CVM containing substantial evidence as to the safety and effectiveness of the drug. For food animals, the data must also include extensive data to support a withdrawal period or other use restriction to ensure that the proposed drug use will produce animals and animal products that are safe for human consumption. Data regarding manufacturing methods and controls is also required to be submitted with the NADA. Manufacturers of animal drugs must also comply with GMPs. Sale of animal drugs in countries outside the United States requires compliance with the laws of those countries, which may be extensive.

           The Company's water tests are not subject to formal premarket regulatory approval. However, before a test may be used as part of a water quality monitoring program required by the U.S. Environmental Protection Agency ("EPA"), the test must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA approved protocol, evaluation of the data by the EPA and publication for public comment of any proposed approval in the Federal Register prior to final approval. The sale of water testing products also is subject to extensive and lengthy regulatory processes in many other countries around the world.

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

EMPLOYEES

           As of December 31, 2000, IDEXX had approximately 2,250 full-time and part-time employees. The Company is not a party to any collective bargaining agreement and believes that relations with its employees are good.

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

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

           The executive officers of the Company are as follows:

_______________NAME______________	AGE	______________________________TITLE____________________________
David E. Shaw	49	President, Chief Executive Officer and Chairman of the Board of Directors
Erwin F. Workman, Jr., Ph.D.	54	Executive Vice President and Chief Scientific Officer
Louis W. Pollock	47	Senior Vice President
Conan R. Deady	39	Vice President, General Counsel and Secretary
Salvator S. Fratoni, Ph.D.	53	Vice President
Robert S. Hulsy	56	Vice President
Roland H. Johnson	47	Vice President
Merilee Raines	45	Vice President, Finance and Treasurer

           Mr. Shaw has been President and Chief Executive Officer of the Company since July 1999. Mr. Shaw served as Chairman of the Board of Directors and Chief Executive Officer of the Company from its founding in 1983 until February 1999, and as President from 1983 until October 1993. He was Executive Chairman from February 1999 to July 1999. Before founding the Company, he was a Vice President of Agribusiness Associates, Inc., an international management consulting firm.

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

           Mr. Pollock became Senior Vice President of the Company in July 2000 and was a Vice President from December 1994. He has been President of the Company's Professional Office Diagnostics Division since July 1999. Mr. Pollock joined the Company in 1986 and served in positions of increasing responsibility in veterinary products sales management prior to serving as President of the Company's International Division from December 1994 to March 1996 and as President of the Company's Food and Environmental Division from March 1996 until July 1999. Before joining the Company, Mr. Pollock was employed in various sales and marketing positions with Abbott Laboratories, Inc.

           Mr. Deady has been Vice President and General Counsel of the Company since August 1999 and was Deputy General Counsel of the Company from June 1997. Before joining the Company in June 1997, Mr. Deady was Deputy General Counsel of Thermo Electron Corporation. Mr. Deady was previously affiliated with Hale and Dorr, a Boston law firm.

           Dr. Fratoni has been Vice President of the Company since May 1997 and Chief Information Officer since November 2000. He was President of the Company's Food and Environmental Division from July 1999 to December 2000. From May 1997 to July 1999, Dr. Fratoni was Vice President of Human Resources of the Company and from October 1996 to May 1997, he was Director of Business Development for the Food and Environmental Division. Before joining the Company in October 1996, Dr. Fratoni held various positions with Hewlett Packard Company.

           Mr. Hulsy has been Vice President of the Company since February 1999 and President of the Company's IDEXX Veterinary Services subsidiary since August 1998. Before joining the Company in August 1998, Mr. Hulsy was President of American Environmental Network, Inc. from 1992 to 1998.

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

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           The Common Stock is quoted on the Nasdaq National Market under the symbol IDXX. The following table sets forth for the periods indicated the high and low closing sale prices per share of the Common Stock as reported on the Nasdaq National Market.

	__HIGH___	__LOW___
CALENDAR 1999
First Quarter	$27 11/16	$19 3/4
Second Quarter	27 7/8	19 5/16
Third Quarter	22 7/16	15
Fourth Quarter	19 5/8	14 11/16

CALENDAR 2000
First Quarter	$29.56	$14.63
Second Quarter	28.13	21.31
Third Quarter	27.81	21.00
Fourth Quarter	26.94	20.56

           As of December 31, 2000, there were 1,513 holders of record of the Company's Common Stock.

           The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain future earnings to fund the development and growth of its business.

ITEM 6.    SELECTED FINANCIAL DATA

           The following table sets forth selected consolidated financial data of the Company for each of the five years ended December 31, 2000. The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	__________________________YEARS ENDED DECEMBER 31,__________________________
	_____1996_____	_____1997_____	_____1998_____	_____1999_____	_____2000_____
	(in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenue	$ 268,785	$ 264,426	$ 321,713	$ 358,370	$ 367,432
Cost of revenue	118,433	144,804	164,240	186,386	190,256
Gross profit	150,352	119,622	157,473	171,984	177,176
Expenses:
Sales and marketing	62,694	63,823	61,725	53,885	54,956
General and administrative	28,472	43,172	43,959	43,969	40,677
Research and development	12,195	17,057	22,687	27,313	28,292
Non-recurring operating charge	--	21,300	--	--	--
Write-off of in-process research
and development	--	13,200	37,162	--	--

Income (loss) from operations	46,991	(38,930)	(8,060)	46,817	53,251
Interest income, net	8,332	6,670	6,877	5,728	4,996
Net income (loss) before provision for
(benefit of) income taxes	55,323	(32,260)	(1,183)	52,545	58,247
Provision for (benefit of) income taxes	22,682	(11,140)	14,032	19,967	21,615
Net income (loss)	$ 32,641	$ (21,120)	$ (15,215)	$ 32,578	$ 36,632
	=========	=========	=========	=========	=========
Net income (loss) per share:
Basic	$ 0.88	$ (0.56)	$ (0.40)	$ 0.85	$ 1.06
Diluted	0.83	(0.56)	(0.40)	0.82	1.02
Weighted average shares outstanding:
Basic	37,082	37,974	38,513	38,412	34,574
Diluted	39,519	37,974	38,513	39,743	36,081

	_____________________________DECEMBER 31,___________________________
	___1996____	___1997____	___1998____	___1999____	___2000____
	(in thousands)
BALANCE SHEET DATA:
Working capital	$ 250,590	$ 205,326	$ 188,829	$ 158,774	$ 141,781
Total assets	373,852	373,064	386,548	357,982	335,796
Total debt	3,000	4,087	9,381	3,543	8,472
Stockholders' equity	322,725	302,733	307,840	284,341	261,747

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

*   RESULTS OF OPERATIONS

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

2000 Compared to 1999

COMPANION ANIMAL GROUP

           Revenue for CAG increased $16.3 million, or 6% to $295.7 million from $279.4 million in 1999. The increase was primarily attributable to an increase in sales of veterinary reference laboratory services, veterinary consumables and feline and canine test kits. The increase in veterinary reference laboratory services was partially attributable to incremental revenues from laboratories acquired in 1999 and 2000, including the laboratory businesses of Tufts University School of Veterinary Medicine acquired on December 1, 1999 and Veterinary Pathology Services Pty. Ltd. ("VPS") acquired on July 1, 2000. The increase in consumables was attributable to an increase in instrument placements, including through the Company's rental program, and in customer utilization per instrument. These increases were partially offset by a decrease in sales of veterinary practice information management systems.

           CAG's gross margin was 46% in 2000 compared to 47% in 1999. The reduction in the gross margin percentage was due primarily to increased sales of lower gross margin veterinary reference laboratory services, higher cost of veterinary instrument service and unabsorbed fixed costs associated with decreased sales of veterinary practice information management systems, partially offset by increased sales of higher margin veterinary consumables.

           Operating expenses were 34% of revenue for 2000 and 1999. The $5.7 million increase was primarily attributable to an increase in sales and marketing expenses associated with the pharmaceutical product line, research and development expenses related to the Company's Internet site for animal health professionals and enhancement of existing diagnostic platforms. Additionally, the Company incurred non-recurring severance and facilities expenses associated with consolidation of the Internet business and the veterinary practice information management systems business. The Company anticipates it will incur additional costs in 2001 related to this consolidation.

FOOD AND ENVIRONMENTAL DIVISION

           Revenue for FED decreased $7.2 million, or 9% to $71.7 million from $78.9 million in 1999. The decrease was primarily attributable to the divestiture of the food microbiology testing business, and to a lesser extent, decreased sales of dairy test products. These decreases were partially offset by an increase in sales of water testing products, including incremental sales resulting from the acquisition of Genera Technologies Limited ("Genera") in August 2000, and increased sales of livestock test kits.

           FED's gross margin increased to 57% in 2000 from 51% in 1999. The increase was primarily due to the divestiture of the lower gross margin food microbiology testing business and increased sales of higher gross margin water testing products.

           Operating expenses were 30% and 37% of revenue for 2000 and 1999, respectively. The decrease as a percent of revenue and the dollar decrease of $7.6 million were due primarily to the elimination of operating expenses associated with the food microbiology testing products business and to a $1.5 million gain on the sale of such business which was recorded as a decrease of expenses.

1999 Compared to 1998

COMPANION ANIMAL GROUP

           Revenue for CAG increased 12% to $279.4 million from $249.4 million in 1998. The increase was primarily attributable to increased sales of consumables used in the Company's veterinary instruments, veterinary reference laboratory services, practice information management hardware, software and services and feline test kits. Sales of practice information management products and services were unusually strong in 1999 due to customer purchases that were made in anticipation of the year 2000. These increases were partially offset by decreased sales of canine test kits and sales of veterinary instruments.

           Gross profit as a percentage of CAG revenue was 47% for 1999 compared to 48% for 1998. Higher sales of lower margin veterinary reference laboratory services and practice information management software products and services were partially offset by increased sales of higher margin veterinary consumables.

           Operating expenses were 34% and 38% of revenue for 1999 and 1998, respectively, excluding the write-off of in-process research and development associated with the acquisition of Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge"). See Note 6. The dollar increase of $0.4 million was attributable primarily to an increase in research and development expenses and sales and marketing expenses attributable to a full year of expense for Blue Ridge and to development of the Internet site for animal health professionals. The increase was partially offset by decreased salary and related expenses from sales and marketing workforce reductions, decreases in management bonus expense, provision for bad debts and currency losses.

FOOD AND ENVIRONMENTAL DIVISION

           Revenue for FED for 1999 increased 9% to $78.9 million from $72.4 million in 1998. The increase in revenue was primarily attributable to increased sales of water testing products, dairy residue test kits, and food laboratory testing services, partially offset by decreased sales of dehydrated culture media.

           Gross profit as a percentage of FED revenue was unchanged at 51% for 1999 and 1998. Increased sales of higher margin water, dairy residue and livestock test kits were offset by a decline in the average unit prices of poultry kits, which was in response to increased competition.

           Operating expenses were 37% and 43% of revenue for 1999 and 1998, respectively. The decrease as a percentage of revenue and the dollar decrease of $1.7 million were primarily attributable to lower salary and related expenses resulting from sales and marketing workforce reductions, partially offset by increased general and administrative costs associated with the divestiture of the food laboratory business and to officer severance expenses.

INTEREST INCOME, NET

           Net interest income was $5.0 million for 2000 compared with $5.7 million for the prior year. The decrease in interest income was principally the result of lower invested cash balances due to the use of cash for the Company's share repurchase program and the purchase of VPS and Genera, partially offset by higher effective interest rates.

           Net interest income was $5.7 million in 1999 compared to $6.9 million in 1998. The decrease in net interest income over the prior year was due to interest expense on the notes issued in the acquisition of Blue Ridge in the last quarter of 1998, decreased cash balances resulting from the acquisition of Blue Ridge, the repurchase of shares of the Company's Common Stock in 1999 and lower domestic interest rates in the first three quarters of 1999.

PROVISION FOR INCOME TAXES

           The Company's effective tax rate was 37% for 2000 compared with 38% for 1999. The reduction in the effective tax rate is the result of continued realization of tax benefit resulting from business operations in jurisdictions with lower effective income tax rates.

           The Company's effective tax rate was 38% in 1999 compared to 39% before the write-off of in-process research and development in 1998. The decrease in the effective tax rate was principally attributable to the renewal of federal and state credits for research and development activities.

*   LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 2000, the Company had $75.2 million of cash, cash equivalents and short-term investments and working capital of $141.8 million. As of December 31, 2000, the Company had no long-term investments.

           The Company's total capital budget for 2001 is approximately $30.1 million. Under the terms of certain supply agreements with suppliers of veterinary instruments, slides for its VetTest instruments and certain raw materials, the Company has aggregate commitments to purchase approximately $53.7 million of products in 2001.

           Cash provided by operating activities was $28.2 million during 2000. Cash of $28.5 million was used to fund an increase in inventories, principally attributable to the CAG segment. These purchases relate primarily to development of certain pharmaceutical products nearing FDA registration and to contractual supply agreements relating to instrument consumables.

           During 1999 and 2000, the Board of Directors authorized the purchase of up to ten million shares of the Company's Common Stock in the open market or in negotiated transactions. During 2000, the Company repurchased 3.1 million shares of the Company's Common Stock for $70.3 million. As of December 31, 1999 and 2000, approximately 3.9 million and 7.0 million cumulative shares, respectively, had been repurchased under this program. See Note 17.

           The Company believes that current cash and short-term investments and funds generated from operations will be sufficient to fund the Company's operations for the foreseeable future.

*   FUTURE OPERATING RESULTS

           The future operating results of the Company are subject to a number of factors, including without limitation the following:

           The Company's future success will depend in part on its ability to continue to develop new products and services both for its existing markets and for any new markets the Company may enter in the future. In recent years sales of the Company's chemistry and hematology analyzers have declined as the Company has achieved increasing market penetration. Future growth in sales of the Company's analyzers and associated consumables will depend in part on the Company's ability to introduce new systems with new features and capabilities. The Company is currently devoting significant resources to the development of such systems. The Company also plans to devote significant resources to the growth of many of its other businesses, including its animal health pharmaceuticals business. There can be no assurance that the Company will successfully complete the development and commercialization of products and services for existing and new businesses or that such products and services, if commercialized, will be successful in the market.

           The markets in which the Company competes are subject to rapid and substantial technological change. The Company encounters, and expects to continue to encounter, intense competition in the sale of its current and future products and services. In particular, the Company has encountered increasing competition in the market for canine heartworm diagnostics and veterinary instruments. Certain of the Company's competitors and potential competitors, including large pharmaceutical companies, have substantially greater capital, manufacturing, marketing and research and development resources than the Company.

           The development, manufacturing, distribution and marketing of certain of the Company's products and provision of its services, both in the United States and abroad, are subject to regulation by various domestic and foreign governmental agencies, including the U.S. Department of Agriculture, U.S. Food and Drug Administration ("FDA") and U.S. Environmental Protection Agency. Commercialization of animal health pharmaceuticals requires submission of substantial clinical, manufacturing and other data to the FDA and regulatory approval can take several years. The FDA also regulates all aspects of the testing, manufacture, safety, labeling, storage, record keeping, advertising and promotion of animal drugs, including the monitoring of compliance with good manufacturing practice regulations. Non-compliance with applicable requirements can result in fines and other sanctions, including the initiation of product seizures, injunction actions, criminal prosecutions, product recalls and withdrawals of approvals of products. Delays in obtaining, or the failure to obtain, any necessary regulatory approvals, or non-compliance with regulatory requirements could have a material adverse effect on the Company's results of operations.

           The Company has experienced and may experience in the future significant fluctuations in its quarterly operating results. Factors such as the introduction and market acceptance of new products and services, the mix of products and services sold and the mix of domestic versus international revenue could contribute to this quarterly variability. In addition, because many of the Company's products are sold through distributors, fluctuations may occur due to distributor purchasing patterns and distributor inventory management, which may be beyond the Company's control. The Company operates with relatively little backlog, has few long-term customer contracts and substantially all of its product and service revenue in each quarter results from orders received in that quarter. As a result, the Company's financial performance is susceptible to an unexpected downturn in product demand and may be unpredictable. In addition, the Company's expense levels are based in part on expectations of future revenue levels, and a shortfall in expected revenue could therefore result in a disproportionate decrease in the Company's net income.

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

           The Company's business historically has grown as a result of both internal growth and acquisitions of products and businesses. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses, and managing growth require a significant amount of management time and skill. There can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth.

           From time to time, the Company receives notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents. Patent litigation frequently is complex and expensive and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that may be commenced against the Company, and an adverse outcome may preclude the Company from selling certain products or require the Company to pay damages or make additional royalty or other payments with respect to such sales. In addition, from time to time other types of lawsuits are brought against the Company, wherein an adverse outcome could adversely affect the Company's results of operations.

           Certain of the Company's products, and materials and components used in products, are currently available from only one source and others are available from only a limited number of sources. The Company currently purchases or is contractually required to purchase certain of the products that it sells, including its chemistry and hematology analyzers and associated consumables, active ingredients for pharmaceutical products and finished pharmaceutical products, from single sources. The Company's inability to develop alternative sources if and as required in the future, or to obtain sufficient sole or limited source products, materials or components, could result in cost increases or reductions or delays in product shipments, which could have a material adverse effect on the Company's business. Certain technologies licensed by the Company and incorporated into its products also are available only from a single source, and the Company's business may be adversely affected by the expiration or termination of any such licenses or any challenges to the technology rights underlying such licenses.

           In 2000, international revenue was $97.7 million and accounted for 27% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           The Company's financial market risk consists primarily of foreign currency exchange risk. The Company operates subsidiaries in 13 foreign countries and transacts business in local currencies. The Company attempts to hedge its cash flow on intercompany sales to minimize foreign currency exposure.

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

           Based on the Company's overall currency rate exposure at December 31, 2000, including derivative and other foreign currency sensitive instruments, a 5% change in exchange rate balances denominated in foreign currencies which is not the functional currency would not have a material impact on the results of operation. However, the effects of a 5% change in exchange rates, if not offset by hedge contracts or related price adjustments would have a material impact on the results of operations.

           In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 was issued in June 1999 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 and is applicable on both an interim and annual basis. Companies are not required to apply this statement retroactively to prior periods. The Company does not believe this statement will have a material impact on the consolidated balance sheet or statement of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The response to this item is submitted as a separate section of this report commencing on Page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

           None.

PART III.

ITEMS 10-13.

           Except as indicated below, the information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; and Item 13 - Certain Relationships and Related Transactions, is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the definitive proxy statement with respect to the Company's 2001 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Financial Statements and Schedules

(1) and (2) The financial statements set forth in the Index to Consolidated Financial Statements and the Consolidated Financial
Statement Schedule are filed as a part of this Annual Report on Form 10-K commencing on page F-1.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

(a)(3) and (c) The following exhibits are filed herewith or incorporated by reference as a part of this Annual Report on Form 10-K.

EXHIBIT INDEX

2.1(8)	Stock Purchase Agreement dated as of September 23, 1998 by and among the Company, Blue Ridge Pharmaceuticals, Inc. ("Blue
Ridge") and the stockholders of Blue Ridge. Certain schedules and exhibits to the agreement (each of which are identified in the agreement) have been omitted in reliance upon Rule 601(b)(2) of
Regulation S-K. The Company hereby undertakes to furnish such schedules and exhibits to the Commission supplementally upon request.

3.1(5)	Restated Certificate of Incorporation of the Company, as amended.

3.2(2)	Amended and Restated By-Laws of the Company.

4.1(1)	Amended and Restated Rights Agreement, dated as of January 22, 2001, between the Company and American Stock Transfer & Trust Company
as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C
the Summary of Rights to Purchase Preferred Stock.

4.2(8)	Form of Warrant dated October 1, 1998 to purchase Common Stock of the Company issued to shareholders of Blue Ridge other than
employee shareholders.

4.3(8)	Form of Warrant dated October 1, 1998 to purchase Common Stock of the Company issued to employee shareholders of Blue Ridge.

4.4	Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item
601(b)(4)(iii) of Regulation S-K since the total amount
authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange
Commission upon request.

10.1(11)	1984 Stock Option Plan of the Company, as amended.

10.2(12)	1991 Stock Option Plan of the Company, as amended.

10.3(12)	1991 Director Option Plan of the Company, as amended.

10.4(3)	1997 Director Option Plan of the Company, as amended, with the form of option agreement granted thereunder attached thereto.

10.5(4)	1997 Employee Stock Purchase Plan and 1997 International Employee Stock Purchase Plan.

10.6(9)	1999 Director Stock Plan of the Company.

*10.7(2)	U.S. Supply Agreement, dated August 31, 2000, between the Company and
Ortho-Clinical Diagnostics, Inc. ("Ortho").

*10.8(2)	European Supply Agreement dated August 31, 2000, between the Company and Ortho.

10.9(6)	Employment Agreement dated April 25, 1997 between the Company and
David E. Shaw.

10.10(6)	Employment Agreement dated April 25, 1997 between the Company and
Erwin F. Workman, Jr., Ph.D.

10.11(7)	1998 Stock Incentive Plan of the Company, as amended.

10.12(10)	Agreement dated August 26, 1999 between the Company and David E.
Shaw.

10.13(8)	Employment Agreement dated September 23, 1998 between the Company and Roland H. Johnson.

10.14(7)	2000 Director Stock Option Plan of the Company.

**21	Subsidiaries of the Company.

**23.1	Consent of Arthur Andersen LLP.

**27.0	Financial Data Schedule.

__________
(1) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form 8-A/A dated March 14, 2001
(File No. 000-19271).

(2) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated November 13, 2000.

(3) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 14, 1997.

(4) Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 dated May 23, 1997.

(5) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 31, 1997.

(6) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 27, 1998.

(7) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 14, 2000.

(8) Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated October 1, 1998.

(9) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 13, 1999.

(10) Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated November 12, 1999.

(11) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 30, 1994.

(12) Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 29, 2000.

* Confidential treatment previously granted as to certain portions.
** Filed herewith.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
IDEXX LABORATORIES, INC.

By: /s/ David E. Shaw
David E. Shaw
President and Chief Executive Officer
March 29, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

______________SIGNATURE______________	_______________TITLE______________	_______DATE________

/s/ David E. Shaw___________________	President, Chief Executive Officer and	March 29, 2001
David E. Shaw	Chairman of the Board of Directors

/s/ Merilee Raines___________________	Vice President, Finance and	March 29, 2001
Merilee Raines	Treasurer (Principal Financial
and Accounting Officer)

/s/ Erwin F. Workman, Jr., Ph.D._______	Executive Vice President,	March 29, 2001
Erwin F. Workman, Jr., Ph.D.	Chief Scientific Officer
and Director

/s/ Thomas Craig____________________	Director	March 29, 2001
Thomas Craig

/s/ William End_____________________	Director	March 29, 2001
William End

/s/ Mary L. Good____________________	Director	March 29, 2001
Mary L. Good

/s/ John R. Hesse____________________	Director	March 29, 2001
John R. Hesse

/s/ James L. Moody, Jr._______________	Director	March 29, 2001
James L. Moody, Jr.

/s/ Kenneth Paigen___________________	Director	March 29, 2001
Kenneth Paigen

/s/ William F. Pounds________________	Director	March 29, 2001
William F. Pounds

/s/ Gabriel Schmergel________________	Director	March 29, 2001
Gabriel Schmergel

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT
SCHEDULE

PAGE

* Report of Independent Public Accountants	F-2
* Consolidated Balance Sheets as of December 31, 1999 and 2000	F-3
* Consolidated Statements of Operations for the Years Ended December 31,
1998, 1999 and 2000	F-4
* Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1998, 1999 and 2000	F-5
* Consolidated Statements of Cash Flows for the Years Ended December 31,
1998, 1999 and 2000	F-6
* Notes to Consolidated Financial Statements	F-7
* Schedule II
Valuation and Qualifying Accounts	F-22

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of IDEXX Laboratories, Inc.:

           We have audited the accompanying consolidated balance sheets of IDEXX Laboratories, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States.

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
January 24, 2001

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	_____DECEMBER 31,_____
	___1999___	___2000___
ASSETS
Current Assets:
Cash and cash equivalents, $6,952 is restricted in 2000	$ 58,576	$ 46,007
Short-term investments	46,835	29,196
Accounts receivable, less reserves of $4,828 in 1999 and
$4,390 in 2000	58,353	57,266
Inventories	47,488	65,935
Deferred income taxes	14,679	12,738
Other current assets	6,484	4,688
Total current assets	232,415	215,830
Long-Term Investments	25,517	--
Property and Equipment, at cost:
Land	1,196	1,190
Buildings	4,528	4,570
Leasehold improvements	18,522	19,138
Machinery and equipment	34,630	37,785
Construction in progress	1,152	2,029
Office furniture and equipment	28,630	33,440
	88,658	98,152
Less -- Accumulated depreciation and amortization	49,108	52,491
	39,550	45,661
Other Assets, net	60,500	74,305
	$ 357,982	$ 335,796
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 21,819	$ 13,714
Accrued expenses	38,011	39,908
Notes payable	3,543	8,472
Deferred revenue	10,268	11,955
Total current liabilities	73,641	74,049
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Preferred Stock, $1.00 par value -- Authorized -- 500 shares
None issued and outstanding	--	--
Series A Junior Participating Preferred Stock, $1.00 par value
Designated -- 100 shares of Preferred Stock
None issued and outstanding	--	--
Common Stock, $0.10 par value -- Authorized -- 60,000 shares
Issued 39,584 shares in 1999 and 40,255 shares in 2000	3,958	4,025
Additional paid-in capital	284,459	296,914
Retained earnings	63,619	100,251
Accumulated other comprehensive income (loss)	(3,473)	(4,964)
Treasury Stock (3,899 shares in 1999 and 7,024 shares in 2000),
at cost	(64,222)	(134,479)
Total stockholders' equity	284,341	261,747
	$ 357,982	$ 335,796
	========	========

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	__________YEARS ENDED DECEMBER 31,__________
	______1998_____	_____1999____	_____2000______

Revenue	$ 321,713	$ 358,370	$ 367,432
Cost of revenue	164,240	186,386	190,256
Gross profit	157,473	171,984	177,176
Expenses:
Sales and marketing	61,725	53,885	54,956
General and administrative	43,959	43,969	40,677
Research and development	22,687	27,313	28,292
Write-off of in-process research and
development	37,162	--	--
Income (loss) from operations	(8,060)	46,817	53,251
Interest income, net	6,877	5,728	4,996
Net income (loss) before provision for
income taxes	(1,183)	52,545	58,247
Provision for income taxes	14,032	19,967	21,615
Net income (loss)	$ (15,215)	$ 32,578	$ 36,632
	=========	=========	=========
Earnings (loss) per share: Basic	$ (0.40)	$ 0.85	$ 1.06
	=========	=========	=========
Earnings (loss) per share: Diluted	$ (0.40)	$ 0.82	$ 1.02
	=========	=========	=========

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	_____COMMON STOCK____
					ACCUMULATED
			ADDITIONAL		OTHER		TOTAL
	NUMBER	$0.10	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	STOCKHOLDERS'
	OF SHARES	PAR VALUE	__CAPITAL__	EARNINGS	_INCOME (LOSS)_	__STOCK__	_____EQUITY_____
BALANCE, December 31, 1997	38,169	$ 3,817	$ 257,275	$ 46,256	$ (4,615)	$ --	$ 302,733

Issuance of common stock in
settlement of Idetek, Inc.
escrow	22	2	(2)	--	--	--	--
Issuance of common stock and
warrants for acquisition of
Blue Ridge Pharmaceuticals,
Inc	--	--	12,323	--	--	--	12,323
Exercise of stock options,
including the tax benefit	640	64	6,700	--	--	--	6,764
Comprehensive income (loss):
Net loss	--	--	--	(15,215)	--	--	--
Translation adjustment	--	--	--	--	1,235	--	--
Total comprehensive loss	--	--	--	--	--	--	(13,980)
BALANCE, December 31, 1998	38,831	3,883	276,296	31,041	(3,380)	--	307,840

Issuance of common stock to
board of directors	13	1	342	--	--	--	343
Purchase of treasury stock	--	--	--	--	--	(64,222)	(64,222)
Exercise of stock options,
including the tax benefit	740	74	7,821	--	--	--	7,895
Comprehensive income (loss):
Net income	--	--	--	32,578	--	--	--
Translation adjustment	--	--	--	--	(93)	--	--
Total comprehensive income	--	--	--	--	--	--	32,485
BALANCE, December 31, 1999	39,584	3,958	284,459	63,619	(3,473)	(64,222)	284,341

Issuance of common stock to
board of directors	1	--	10	--	--	--	10
Purchase of treasury stock	--	--	--	--	--	(70,257)	(70,257)
Exercise of stock options,
including the tax benefit	670	67	12,445	--	--	--	12,512
Comprehensive income (loss):
Net income	--	--	--	36,632	--	--	--
Translation adjustment	--	--	--	--	(1,491)	--	--
Total comprehensive income	--	--	--	--	--	--	35,141
BALANCE, December 31, 2000	40,255	$ 4,025	$ 296,914	$ 100,251	$ (4,964)	$ (134,479)	$ 261,747
	======	=======	========	=======	========	========	========

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	___________YEARS ENDED DECEMBER 31,__________
	_____1998_____	_____1999_____	_____2000_____

Cash Flows From Operating Activities:
Net income (loss)	$ (15,215)	$ 32,578	$ 36,632
Adjustments to reconcile net income (loss) to net
cash provided by operating activities
Depreciation and amortization	15,887	17,209	19,481
Provision for deferred income tax	419	2,019	3,381
Non-cash write-off of in-process research and
development	37,162	--	--
Changes in assets and liabilities, net of
acquisitions and disposals
Accounts receivable	(528)	(10,406)	1,077
Inventories	4,949	5,182	(28,506)
Other current assets	2,781	1,169	1,869
Accounts payable	14,344	(7,169)	(8,534)
Accrued expenses	(12,569)	10,058	1,153
Deferred revenue	(1,160)	1,979	1,687
Net cash provided by operating activities	46,070	52,619	28,240
Cash Flows From Investing Activities:
Decrease (increase) in investments, net	48	(25,765)	43,156
Purchases of property and equipment	(8,992)	(8,292)	(15,520)
Increase in other assets	(369)	(1,229)	(1,866)
Proceeds from sale of businesses	--	350	10,400
Acquisition(s) of business(es), net of
cash acquired	(39,091)	(4,088)	(11,945)
Net cash provided (used) by investing activities	(48,404)	(39,024)	24,225
Cash Flows From Financing Activities:
Repayment of notes payable	(2,529)	(6,411)	(3,322)
Purchase of treasury stock	--	(64,222)	(70,257)
Proceeds from the exercise of stock options	5,756	6,611	10,229
Net cash provided (used) by financing activities	3,227	(64,022)	(63,350)
Net Effect of Exchange Rate Changes	1,198	(60)	(1,684)
Net Increase (Decrease) in Cash and Cash Equivalents	2,091	(50,487)	(12,569)
Cash and Cash Equivalents, Beginning of Year	106,972	109,063	58,576
Cash and Cash Equivalents, End of Year	$ 109,063	$ 58,576	$ 46,007
	========	========	========
Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$ 369	$ 405	$ 361
	========	========	========
Income taxes paid during the year	$ 17,385	$ 12,827	$ 12,966
	========	========	========
Supplemental Disclosure of Non-cash Investing and
Financing Activity:
Issuance of notes, common stock and warrants for
acquisition of Blue Ridge Pharmaceuticals, Inc.	$ 20,153	$ --	$ --
	========	========	========
Receipt of note for sale of businesses	$ --	$ 195	$ 450
	========	========	========
Issuance of notes for acquisition of Genera Technologies
Ltd	$ --	$ --	$ 8,277
	========	========	========

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

           IDEXX Laboratories, Inc. and subsidiaries (the "Company") develop, manufacture and distribute products and provide services for the veterinary, food and environmental markets. In the veterinary market, the Company develops, manufactures and distributes biology-based detection systems, develops and distributes veterinary pharmaceuticals and chemistry-based detection systems, provides laboratory testing and specialized consulting services and develops and distributes veterinary practice information management software systems and provides related services. In the food and environmental market, the Company develops, manufactures and distributes biology-based detection systems. The Company's products and services are sold worldwide.

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

(b)      Inventories

           Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	____DECEMBER 31,_____
	___1999___	___2000___

Raw materials	$ 6,385	$ 14,857
Work-in-process	4,190	3,513
Finished goods	36,913	47,565
	$ 47,488	$ 65,935
	========	========

(c)      Depreciation and Amortization

           The Company provides for depreciation and amortization using the declining-balance and straight-line methods by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

ESTIMATED
ASSET CLASSIFICATION________	USEFUL LIFE

Leasehold improvements	Life of lease
Machinery and equipment	3-5 Years
Office furniture and equipment	3-7 Years
Buildings	40 Years

(d)      Other Assets

           Other assets are as follows (in thousands):

		_____DECEMBER 31,___
DESCRIPTION____________	USEFUL LIFE	___1999___	___2000___

Patents and trademarks	10 Years	$ 9,318	$ 9,293
Goodwill	5-40 Years	53,011	70,795
Non-compete agreements	3-5 Years	4,480	4,280
Other intangibles	5-10 Years	11,622	11,756
		78,431	96,124
Accumulated amortization		(29,138)	(34,163)
Intangible assets, net		49,293	61,961
Other assets		11,207	12,344
		$ 60,500	$ 74,305
		========	========

           Substantially all of the patents and trademarks were acquired in connection with the acquisition of a product line of VetTest S.A. ("VetTest") in 1992. Other intangibles include subscriber lists, existing technology, intangible assets, and prepaid license fees. Other assets include the long-term deferred tax asset, cost of products sold to customers with right of return privileges (see Note 1(g)) and long-term deposits. Amortization of intangible assets was $6.0 million, $7.5 million and $7.9 million for the years ended December 31, 1998, 1999 and 2000, respectively. The Company continually assesses the realizability of these assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. As of the respective balance sheet dates, the Company determined that no impairment has occurred.

(e)      Stock-Based Compensation Plans

           The Company accounts for stock-based compensation plans under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Under SFAS No. 123, the Company elected the disclosure only method and will continue to account for stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees (See Note 8).

(f)       Income Taxes

           The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable (See Note 2).

(g)      Revenue Recognition

           The Company recognizes product revenue at the time of shipment for substantially all products. The Company recognizes revenue from non-cancelable software licenses upon installation and customer acceptance as collection is probable and no significant vendor obligations remain after installation. Service revenue is recognized at the time the service is performed. Maintenance revenue is billed in advance and recognized over the life of the contracts, usually one year or less. Certain instrument systems are sold to a third-party finance company who leases these systems to its customers with a right-of-return privilege. The third-party finance company can return the instrument system to the Company for a partial refund based on the time from initial sale to product return. The Company recognizes revenue under these contracts over the term of the underlying lease contract.

           In December 1999, the U. S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB No. 101"). SAB No. 101 provides guidance on selected revenue recognition issues. The Company adopted the provisions of SAB No. 101 during 2000. The adoption of SAB No. 101 did not have a material impact on the financial statements of the Company.

(h)      Research and Development and Software Development Costs

           In accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company has evaluated the establishment of technological feasibility of its various products during the development phase. Due to the dynamic changes in the market, the Company has concluded that it cannot determine technological feasibility until the development phase of the project is nearly complete. The Company charges all research and development expenses to operations in the period incurred as the costs from the point of technological feasibility to first product release are immaterial.

(i)      Foreign Currency Translation

           Assets and liabilities of the Company's foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in foreign currencies are included in current operations. Included in general and administrative expenses are foreign currency translation losses of $528,000, $317,000 and $633,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Gains and losses on foreign exchange contracts intended as hedges for intercompany sales of goods are recorded in cost of sales. Included in cost of goods sold are foreign exchange gains of $401,000, $915,000, $2,653,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

(j)      Foreign Exchange Contracts

           The Company enters into foreign currency exchange contracts of its anticipated intercompany and third-party inventory purchases for the next twelve months in order to minimize the impact of foreign currency fluctuations on these transactions. The Company's accounting policies for these contracts are based on the Company's designation of such instruments as hedging transactions which are supported by firm third-party purchases. The Company also utilizes some natural hedges to mitigate its transaction and commitment exposures. The contracts the Company enters into are firm foreign currency commitments, and therefore market gains and losses are deferred until the contract matures, which is the period when the related obligation is settled. The Company enters into these exchange contracts with large multinational financial institutions. As of December 31, 1999 and 2000, there were no material unrecorded gains or losses. The foreign currency contracts, which extend through December 31, 2000 and 2001, respectively, consisted of the following (in thousands):

__CURRENCY SOLD__	____US DOLLAR EQUIVALENT___
	_____1999_____	_____2000______
European Euro	$ --	$ 18,474
British Pound	--	12,927
Canadian Dollar	--	4,398
Australian Dollar	--	1,716
Japanese Yen	504	1,850
	$ 504	$ 39,365
	========	========

(k)      Disclosure of Fair Value of Financial Instruments and Concentration of Credit Risk

           Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and notes payable. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company places its investments in highly rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area. The carrying amounts of the Company's financial instruments approximate fair market value.

(l)      Earnings (Loss) per Share

           Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is antidilutive. The following is a reconciliation of shares outstanding for basic and diluted earnings (loss) per share (in thousands):

	_1998_	_1999_	_2000_
Shares Outstanding For Basic Earnings (Loss) Per Share:
Weighted average shares outstanding	38,513	38,412	34,574
	=====	=====	=====
Shares Outstanding For Diluted Earnings (Loss) Per Share:
Weighted average shares outstanding	38,513	38,412	34,574
Shares assumed issued for the acquisition of Blue Ridge Pharmaceuticals, Inc	--	115	115
Dilutive effect of options issued to employees	--	1,216	1,392
	38,513	39,743	36,081
	=====	=====	=====

           The Company incurred a loss for the year ending December 31, 1998 and has, as a result, excluded the dilutive effect of options issued to employees and assumed shares issued from the calculation of shares outstanding for diluted earnings per share. If the Company had reported net income, shares outstanding would have increased by 1,720,000 shares. Options to purchase 313,000, 1,294,000 and 934,000 shares for 1998, 1999 and 2000, respectively, have been excluded from the calculation of shares outstanding for diluted earnings (loss) per share because they were antidilutive.

(m)      Reclassifications

            Reclassifications have been made in the consolidated financial statements to conform to the current year's presentation.

(n)      Comprehensive Income

           In 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which requires companies to report all changes in equity during a period, resulting from net income and transactions or other events and circumstances from non-owner sources, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Stockholders' Equity. The Company considers the foreign currency cumulative translation adjustment to be permanently invested and therefore has not provided income taxes on those amounts.

(o)      New Accounting Standards

           In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 was issued in June 1999 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 and is applicable on both an interim and annual basis. Companies are not required to apply this statement retroactively to prior periods. The Company does not believe this statement will have a material impact on the consolidated balance sheet or statement of operations.

(2)      INCOME TAXES

           Earnings (losses) before income taxes for each year were as follows (in thousands):

	___1998__	___1999__	___2000__

Domestic	$ (16,071)	$ 37,253	$ 43,155
International	14,888	15,292	15,092
	$ (1,183)	$ 52,545	$ 58,247
	========	========	========

           The provisions for (benefit of) income taxes for the years ended December 31, 1998, 1999 and 2000 are comprised of the following (in thousands):

	_____________DECEMBER 31,_____________
	____1998___	____1999___	____2000___

Current
Federal	$ 5,758	$ 10,630	$ 12,621
State	2,682	3,066	2,326
International	5,173	4,252	3,287
	13,613	17,948	18,234
Deferred
Federal	524	1,955	3,012
State	(105)	64	369
	419	2,019	3,381
	$ 14,032	$ 19,967	$ 21,615
	========	=======	=======

           The provision for (benefit of) income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	___________DECEMBER 31,_________
	___1998__	___1999__	___2000__

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal
tax benefit	(217.7)	5.0	4.0
International income taxes	125.0	(2.1)	(3.2)
Amortization of non-deductible
assets	(183.1)	2.2	1.6

Write-off of in-process
research and development	(1,098.6)	--	--
Non-taxable interest income	117.9	(2.9)	(1.6)
Other, net	35.4	0.8	1.3
Effective tax rate	(1,186.1)%	38.0%	37.1%
	========	====	====

           The components of the domestic net deferred tax asset (liability) included in the accompanying consolidated balance sheets are as follows (in thousands):

	___________1999__________		___________2000__________
	CURRENT	LONG-TERM	CURRENT	LONG-TERM

ASSETS:
Accruals	$ 4,531	$ --	$ 2,494	$ --
Receivable reserves	2,451	--	2,547	--
Deferred revenue	3,267	--	4,162	--
Inventory basis differences	3,017	--	2,396	--
Intangible basis differences	--	6,559	--	5,527
Property based differences	--	--	--	301
Tax credit carryforwards	433	--	--	--
Net operating loss carryforwards	1,098	1,482	1,139	90
Total assets	14,797	8,041	12,738	5,918
LIABILITIES:
Property basis differences	--	(1,106)	--	--
Other	(118)	--	--	(140)
Total liabilities	(118)	(1,106)	--	(140)
Net domestic assets	$ 14,679	$ 6,935	$ 12,738	$ 5,778
	=======	========	=======	=======

           The components of the foreign net deferred tax asset (in thousands):

	___________1999__________		___________2000__________
	CURRENT	LONG-TERM	CURRENT	LONG-TERM

ASSETS:
Net operating loss carryforwards	$ --	$ 3,197	$ --	$ 1,663
Other	--	--	--	--
Total assets	--	3,197	--	1,663
LIABILITIES:
Total liabilities	--	--	--	--
VALUATION ALLOWANCE	--	(3,197)	--	(1,663)
Net assets (liability)	$ --	$ --	$ --	$ --
	========	========	========	=======

           At December 31, 2000, the Company had domestic net operating loss carryforwards of approximately $3.5 million available to offset future taxable income. Net operating loss carryforwards expire at various dates from 2001 to 2014. The Tax Reform Act of 1986 contains provisions that limit annual availability of the net operating loss carryforwards due to a more than 50% change in ownership that occurred upon the acquisition of certain companies.

           At December 31, 2000, the Company had net operating loss carryforwards in foreign subsidiaries of approximately $4.6 million available to offset future taxable income. These net operating loss carryforwards expire at various dates beginning in 2003. The Company has recorded a valuation allowance for the assets because realizability is uncertain.

           At December 31, 2000, unremitted earnings in subsidiaries outside the United States totaled $25.9 million, on which no United States taxes have been provided. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, the Company believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

(3)      CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

           The Company accounts for investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities as available-for-sale.

           Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Short-term investments are investment securities with original maturities of greater than three months but less than one year and consist of the following (in thousands):

	_____DECEMBER 31,____
	___1999___	___2000___

Municipal bonds	$ 24,785	$ 14,840
Preferred stocks	9,120	9,642
U.S. government obligations	8,000	2,000
Certificates of deposit	4,930	2,714
	$ 46,835	$ 29,196
	=======	=======

           Long-term investments are investment securities with original maturities of greater than one year and consist of the following (in thousands):

_____DECEMBER 31,____
	___1999___	___2000___

Municipal bonds	$ 23,517	$ --
U.S. government obligations	2,000	--

	$ 25,517	$ --
	=======	=======

(4)      NOTES PAYABLE

           In connection with the acquisition of the business of Genera Technologies Limited in August 2000, the Company issued notes payable to the former principal shareholder for $8.3 million of which $7.0 million is secured by cash in escrow. The secured portion bears interest at the same rate earned by cash in escrow. The secured portion is considered a current liability as the note holder has the right to call the payable at any time. The unsecured portion is non-interest bearing and is discounted to yield at 6% and is due in four annual installments beginning in August 2001.

           In connection with the Central Veterinary Diagnostic Laboratory acquisition, the Company issued an unsecured note payable for Australian Dollars 900,000 (US $587,000) of which Australian Dollars 225,000 (US $129,000) was outstanding at December 31, 2000. The note bears interest at 6% and is due in four equal annual installments beginning in December 1998.

           In connection with the Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge") acquisition (see Note 14(b)), the Company issued unsecured notes payable for $7,830,000. The notes bore interest at 5.5%, and the final installment was paid on September 30, 2000.

(5)      COMMITMENTS AND CONTINGENCIES

           The Company leases its facilities under operating leases which expire through 2008. In addition, the Company is responsible for the real estate taxes and operating expenses related to these facilities. Minimum annual rental payments under these agreements are as follows (in thousands):

YEARS ENDING
DECEMBER 31,
2001	$ 5,377
2002	4,508
2003	4,014
2004	3,477
2005	3,197
Thereafter	7,545
$ 28,118
========

           Rent expense charged to operations under operating leases was approximately $4.9 million, $5.1 million and $5.6 million for the years ended December 31, 1998, 1999 and 2000, respectively.

           Under the terms of certain supply agreements with suppliers of the Company's veterinary instruments, slides for its VetTest instruments, and certain raw materials, the Company has aggregate commitments to purchase approximately $338.6 million of products through 2010.

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

(6)      WRITE-OFF OF IN-PROCESS RESEARCH AND DEVELOPMENT

           On October 1, 1998, the Company acquired Blue Ridge Pharmaceuticals, Inc., a development-stage animal health pharmaceutical company with 11 products in development. At the acquisition date Blue Ridge had no commercially viable products and no historical revenue stream. The Company allocated the aggregate purchase price of $59.2 million plus $300,000 of acquisition costs based on the fair market value of tangible and intangible assets acquired, in accordance with Accounting Principles Board Opinion No. 16 ("APB 16"). The acquisition was accounted for as a purchase in accordance with APB 16 and the results of operations have been included with the Company's results since the date of acquisition. To value the intangible assets acquired the Company obtained an independent appraisal. That appraisal was performed using proven valuation techniques and supplemental guidance provided by the U.S. Securities and Exchange Commission. The aggregate purchase price was allocated as follows (in thousands):

Current assets, including cash of $1,243	$ 1,882
Long-term assets	118
Deferred tax assets	3,444
Current liabilities	(3,400)
Intangibles	200
In-process research and development	37,162
Goodwill	20,094
$ 59,500
=======

           Intangibles include $37.2 million for purchased in-process research and development for projects that do not have future alternative uses. This allocation represents the estimated fair value based on discounted risk-adjusted cash flows, adjusted using percentage of completion methodology (see below), related to the in-process research and development projects. The development of these projects had not yet reached technological feasibility and the in-process research and development had no alternative uses. Accordingly, these costs were expensed as of the acquisition date in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.

           Eight of the eleven projects were pharmaceuticals for companion animals, including horses, and three of the eleven projects were pharmaceuticals for food animals. These projects include proprietary compounds and novel delivery systems. To be sold commercially the products must be approved by the Center for Veterinary Medicine ("CVM"), which is the agency within the U.S. Food and Drug Administration ("FDA") that is responsible for managing approval of new animal drugs. There are five types of data that must be provided to the FDA and the CVM prior to approval. These include 1) efficacy, 2) safety to the animals to be treated, 3) safety to the humans who will consume the animal or its products (if applicable), 4) safety to the environment and 5) good manufacturing practices (quality control of production to assume a consistent product). The Company utilizes clinical studies to support its applications for approval. The companion animal projects ranged from 19% to 78% complete, while the food animal projects ranged from 78% to 93% complete.

           These projects are unique and complex and frequently require modification to the product and the manufacturing process before satisfactory clinical results can be obtained. The delay in obtaining satisfactory data can result from any of the five items discussed above and frequently satisfactory results cannot be obtained.

           Management believes that it is positioned to complete each of the major research and development programs. These estimates are subject to change, given the uncertainties of the development process and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance expenditures when and if they have reached a state of technological and commercial feasibility and there is no assurance that each project will meet either technological or commercial success.

           The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products, estimating the percentage of completion at the acquisition date, estimating the resulting net risk-adjusted cash flows from the projects considering the percentage of completion and discounting the net cash flows to their present value. The percentage of completion for each project was estimated using costs incurred to date compared to estimated costs at completion. The revenue projections used to value the in-process research and development are based on estimates of relevant market sizes and growth factors and nature and expected timing of new products. The rate utilized to discount the net cash flows to their present value is based on the weighted average cost of capital adjusted to consider the risk associated with these technologies. The Company used a 20% discount factor to value this in-process research and development.

           The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary significantly from the projected results.

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

(b)      Series A Junior Participating Preferred Stock

           On December 17, 1996, the Company designated 100,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock ("Series A Stock") in connection with its Shareholder Rights Plan (see Note 9). In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share and to an aggregate dividend of 1000 times the dividend declared per share of Common Stock, (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share (plus accrued and unpaid dividends) and to an aggregate payment of 1000 times the payment made per share of Common Stock, (iii) have 1000 votes, voting together with the Common Stock, (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary antidilution provisions. There are no shares of Series A Stock outstanding.

(8)      STOCK-BASED COMPENSATION PLANS

           At December 31, 2000, the Company had six stock-based compensation plans, which are described below. The Company accounts for these plans under the provisions of SFAS No. 123. Under SFAS No. 123 the Company elected the disclosure method and will continue to account for stock-based compensation plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's six stock-based compensation plans been determined consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per common and common equivalent share would have been reduced to the following pro forma amounts (in thousands):

	_______YEARS ENDED DECEMBER 31,______
	____1998____	____1999____	____2000____
Net income (loss):
As reported	$ (15,215)	$ 32,578	$ 36,632
Pro forma	(21,931)	25,550	31,543
Net income (loss) per share:
Basic: as reported	$ (0.40)	$ 0.85	$ 1.06
Basic: pro forma	(0.57)	0.67	0.91
Diluted: as reported	(0.40)	0.82	1.02
Diluted: pro forma	(0.57)	0.64	0.87

           Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

(a)      The 1991 Plan

           During 1991, the Board of Directors approved the 1991 Stock Option Plan which, as amended, provides for grants up to 6,475,000 incentive and nonqualified stock options at the discretion of the Compensation Committee of the Board of Directors. Incentive Stock Options are granted at the fair market value on the date of grant and expire ten years from the date of grant. Incentive Stock Options for greater than 10% shareholders are granted at 110% of the fair market value and expire five years from the date of grant. Nonqualified options may be granted at no less than 100% of the fair market value on the date of grant. The vesting schedule of all options is determined by the Compensation Committee of the Board of Directors at the time of grant.

(b)      The 1991 Director Option Plan

           During 1991, the Board of Directors approved the 1991 Director Option Plan (as amended, the "1991 Director Plan") pursuant to which Directors who were not officers or employees of the Company were eligible to receive nonstatutory options to purchase shares of the Company's Common Stock. The time period for granting options under the 1991 Director Plan expired in accordance with the terms of the plan in June 1996.

(c)      The 1997 Director Option Plan

           During 1997, the Board of Directors approved the 1997 Director Option Plan (the "1997 Director Plan") pursuant to which Directors who were not officers or employees of the Company received nonstatutory options to purchase shares of the Company's Common Stock. On May 19, 1999 this plan was terminated and replaced with the 1999 Director Stock Plan.

(d)      1998 Stock Incentive Plan

           During 1998, the Board of Directors approved the 1998 Stock Incentive Plan (the "1998 Stock Plan") which provides for grants of incentive and nonqualified stock options and restricted stock awards at the discretion of the Compensation Committee of the Board of Directors. A total of 3,500,000 shares of Common Stock may be issued under the 1998 Stock Plan as amended. Options granted under the 1998 Stock Plan may not be granted at an exercise price less than the fair market value of the Common Stock on the date granted (or less than 110% of the fair market value in the case of incentive stock options granted to holders of more than 10% of the Company's Common Stock). Options may not be granted for a term of more than ten years. The number of shares subject to restricted stock awards granted at below 100% of fair market value may not exceed 10% of the total number of shares of Common Stock issuable under the 1998 Stock Plan. The vesting schedule of all options granted under the 1998 Stock Plan and the duration of the Company's repurchase rights with respect to restricted stock awarded under the 1998 Stock Plan are determined by the Compensation Committee of the Board of Directors at the time of grant.

(e)      The 1999 Director Stock Plan

           During 1999, the Board of Directors approved the 1999 Director Stock Plan pursuant to which Directors who were not officers or employees of the Company received shares of the Company's Common Stock. A total of 80,000 shares of Common Stock were issuable under the 1999 Director Stock Plan. In May 2000, the 1999 Director Stock Plan was terminated and replaced with the 2000 Director Option Plan. As of December 31, 2000, 13,364 shares had been issued under the 1999 Director Stock Plan, and the fair value of these shares of $353,000 was charged to expense in 1999 and 2000.

(f)      The 2000 Director Option Plan

           During 2000, the Board of Directors approved the 2000 Director Option Plan (the "2000 Director Plan") pursuant to which Directors who are not officers or employees of the Company receive nonstatutory options to purchase shares of the Company's Common Stock. Under the 2000 Director Plan each non-employee Director is granted an option to purchase 6,500 shares of Common Stock at each annual meeting of the Company's shareholders. Options granted under the 2000 Director Plan have an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, vest fully on the first anniversary of the date of grant and expire ten years from the date of grant. A total of 200,000 shares of Common Stock may be issued under the plan.

           A summary of the status of the Company's stock option plans as of December 31, 1998, 1999 and 2000 and changes during the years then ended is presented in the table and narrative below (in thousands, except weighted average exercise price):

	________TOTAL________		______EXERCISABLE_____
		WEIGHTED		WEIGHTED
	NUMBER	AVERAGE	NUMBER	AVERAGE
	OF	EXERCISE	OF	EXERCISE
	SHARES	___PRICE__	__SHARES_	___PRICE__

Outstanding, December 31, 1997	5,087	$ 12.98	2,422	$ 9.03
Granted	1,233	$ 17.46
Exercised	(555)	7.95
Terminated	(386)	16.69
Outstanding, December 31, 1998	5,379	$ 14.26	2,600	$ 11.17
Granted	1,341	$ 22.51
Exercised	(669)	7.35
Terminated	(325)	18.45
Outstanding, December 31, 1999	5,726	$ 16.78	2,624	$ 13.85
Granted	1,189	19.20
Exercised	(601)	15.30
Terminated	(682)	19.10
Outstanding, December 31, 2000	5,632	$ 17.17	2,815	$ 14.82
	====	=======	====	======

           The weighted average fair value of options granted in 1998, 1999 and 2000 was $8.79, $11.21 and $11.01, respectively.

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 1998, 1999 and 2000, respectively: no dividend yield for all years; expected volatility of 64% for 1998, 54% for 1999, and 65% for 2000; risk-free interest rates of 5.34%, 5.28% and 4.88% for 1998, 1999 and 2000, respectively; and expected lives of 4.0 years for 1998, 4.6 years for 1999 and 4.6 years for 2000. At December 31, 2000, the options outstanding have the following characteristics (options in thousands):

	__OPTIONS OUTSTANDING__			___OPTIONS EXERCISABLE__
			WEIGHTED
		WEIGHTED	AVERAGE		WEIGHTED
	NUMBER	AVERAGE	REMAINING	NUMBER	AVERAGE
EXERCISE PRICE	OF	EXERCISE	CONTRACT	OF	EXERCISE
______RANGE______	__OPTIONS__	____PRICE___	____LIFE____	__OPTIONS__	____PRICE___

$ 3.97 - $ 8.44	643	$ 5.94	1.32	643	$ 5.94
9.88 - 17.00	1,485	14.01	5.76	878	13.68
17.35 - 21.03	2,092	17.90	6.98	924	17.98
21.19 - 46.00	1,412	24.51	8.03	370	25.06

(g)      Employee Stock Purchase Plans

           During 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan, under which the Company had reserved up to an aggregate of 300,000 shares of Common Stock for issuance in semiannual offerings over a three-year period. During 1997, the Board of Directors approved the 1997 Employee Stock Purchase Plan, under which the Company has reserved and may issue up to an aggregate of 420,000 shares of Common Stock in semiannual offerings. Also during 1997, the Board of Directors approved the 1997 International Employee Stock Purchase Plan, under which the Company has reserved and may issue up to an aggregate of 30,000 shares of Common Stock in semiannual offerings. Stock is sold under each of these plans at 85% of fair market value, as defined. Shares subscribed to and issued under the plans were 71,700 in 1998, 66,900 in 1999 and 68,900 in 2000.

           Under SFAS No. 123, pro forma compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1998, 1999 and 2000, respectively: no dividend yield for all years; an expected life of one year for all years; expected volatility of 64% for 1998, 54% for 1999, and 65% for 2000; and risk-free interest rates of 5.34%, 5.45% and 4.74% for 1998, 1999 and 2000, respectively. The weighted-average fair value of those purchase rights granted in 1998, 1999 and 2000 was $6.57, $7.40 and $6.27 per share, respectively.

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

(10)    IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

           The Company has established the IDEXX Retirement and Incentive Savings Plan (the "401(k) Plan"). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by the Company. In addition, the Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 1998, 1999 and 2000.

(11)    SIGNIFICANT CUSTOMERS

           During the years ended December 31, 1998 and 1999 one customer accounted for 11% and 10%, respectively, of the Company's revenue. The significant customer was a wholesale distributor of the Company's veterinary products. No customer accounted for greater than 10% of revenue in 2000.

(12)    SEGMENT REPORTING

           The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, ("SFAS No. 131") during the fourth quarter of 1998. SFAS No. 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also requires related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer.

           The Company is organized into business units by market and customer group. The Company's reportable operating segments include the Companion Animal Group ("CAG"), the Food and Environmental Division ("FED") and other. The CAG develops, designs, and distributes products and performs services for veterinarians. The CAG also manufactures certain biology-based test kits for veterinarians and develops products for therapeutic applications in companion animals. FED develops, designs, manufactures and distributes products and performs services to detect disease and contaminants in food animals, food, water and food processing facilities. In 1999 and 2000, the Company disposed of products and services for food microbiology testing. Both the CAG and FED distribute products and services world-wide. Other is primarily comprised of corporate research and development and interest income.

           The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments (in thousands):

	___CAG__	__FED_	_OTHER_	_TOTAL_

2000
Revenue	$ 295,740	$ 71,692	$ --	$ 367,432
Depreciation and Amortization	16,855	2,626	--	19,481
Interest Income	87	18	4,891	4,996
Provision for Income Taxes	13,469	7,117	1,029	21,615
Net Income	22,825	12,062	1,745	36,632
Segment Assets	191,147	44,364	100,285	335,796
Expenditures for Property	14,215	1,305	--	15,520

1999
Revenue	$ 279,426	$ 78,944	$ --	$ 358,370
Depreciation and Amortization	14,289	2,920	--	17,209
Interest Income (Expense)	(151)	--	5,879	5,728
Provision for Income Taxes	14,182	4,108	1,677	19,967
Net Income	23,140	6,704	2,734	32,578
Segment Assets	156,657	36,632	164,693	357,982
Expenditures for Property	6,051	2,241	--	8,292

1998
Revenue	$ 249,359	$ 72,354	$ --	$ 321,713
Depreciation and Amortization	13,786	2,101	--	15,887
Interest Income (Expense)	(48)	--	6,925	6,877
Provision for Income Taxes	10,150	2,017	1,865	14,032
Net Income (Loss)	(20,335)	3,154	1,966	(15,215)
Segment Assets	166,390	32,860	187,298	386,548
Expenditures for Property	7,158	1,834	--	8,992

           Revenue by principal geographic area based on the location of the customer was as follows (in thousands):

	________YEARS ENDED DECEMBER 31,________
	_____1998____	_____1999____	_____2000____

Americas
United States	$ 231,408	$ 263,015	$ 269,782
Canada	8,739	9,775	10,449
South America	6,131	6,723	4,935

Europe
United Kingdom	22,067	23,437	24,612
Germany	8,754	9,019	7,784
France	7,692	8,082	7,605
Other Europe	16,201	16,416	16,359

Asia Pacific Region
Japan	11,271	11,629	12,902
Australia	5,857	5,859	6,945
Other Asia Pacific	3,593	4,415	6,059
Total	$ 321,713	$ 358,370	$ 367,432
	=========	=========	=========

           Net property by principal geographic areas was as follows (in thousands):

	___________DECEMBER 31,__________
	___1998___	___1999___	___2000___

Americas
United States	$ 87,597	$ 81,258	$ 80,721
Other Americas	59	514	177

Europe
United Kingdom	1,402	1,452	18,299
Germany	229	137	121
France	614	73	76
Netherlands	1,445	1,631	1,374
Other Europe	568	519	375

Asia Pacific Region
Japan	1,284	1,178	874
Australia	1,501	1,420	4,880
Other Asia Pacific	597	661	725
Total	$ 95,296	$ 88,843	$ 107,622
	========	========	========

(13)    ACCRUED EXPENSES

           Accrued expenses consist of the following (in thousands):

	_____DECEMBER 31,____
	___1999___	___2000___

Accrued compensation and related expenses	$ 11,094	$ 12,910
Accrued income taxes	10,177	9,963
Accrued non-recurring operating charge	653	1,904
Other accrued expenses	16,087	15,131
	$ 38,011	$ 39,908
	========	========

(14)    ACQUISITIONS

(a)      Acumedia Manufacturers, Inc.

           On January 30, 1997, the Company acquired all of the capital stock of Acumedia Manufacturers, Inc. ("Acumedia") for $3.1 million and the issuance of $1.5 million in notes payable. The Company also agreed to pay an additional $250,000 based on the results of operations in each of 1997 and 1998. Based on results for 1997 and 1998, the Company paid $250,000 in both years. The payments were treated as an additional purchase price. Acumedia, located in Baltimore, Maryland, manufactures and distributes dehydrated culture media for testing in the food industry. The Company also entered into employment agreements for up to three years with certain former stockholders. The Company accounted for this acquisition under the purchase method of accounting and included the results of operations in its consolidated results of operations from the date of acquisition. Pro forma information has not been presented because of immateriality. The Company subsequently sold this subsidiary in February 2000. See Note 15(b).

(b)      Blue Ridge Pharmaceuticals, Inc.

           On October 1, 1998, the Company acquired all of the capital stock of Blue Ridge Pharmaceuticals, Inc. for approximately $39.1 million in cash, $7.8 million in notes, 115,000 shares of the Company's Common Stock and warrants to acquire 806,000 shares of Common Stock at $31.59 per share which expire on December 31, 2003. In addition, the Company agreed to issue up to 1.24 million shares of its Common Stock based on the achievement by the Company's pharmaceutical business (including Blue Ridge) of net sales and operating profit targets through 2004. All former shareholders received equal value in the form of cash/notes/stock, warrants and contingent shares on a per share basis. The notes bore interest at 5.5% annually and were paid in two equal annual installments on October 1, 1999 and 2000 to certain key employees of Blue Ridge. The shares of Common Stock are issuable on October 1, 2001 to a key employee of Blue Ridge, subject to certain contingencies. Blue Ridge is a development-stage animal health pharmaceutical company located in Greensboro, North Carolina. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the date of acquisition. The Company will record the issuance of any of the 1.24 million shares discussed above as additional goodwill when the shares are issued. Pro forma results of the Company, assuming the acquisition had been made as of January 1, 1997 are as follows. Such information includes adjustments to reflect additional interest expense and loss of investment income, both net of tax and goodwill amortization (in thousands, except per share data and unaudited):

	YEARS ENDED
	_________DECEMBER 31,________
	_____1997_____	_____1998_____

Revenue	$ 262,970	$ 321,441
Net income (loss)	(25,765)	16,735
Earnings (loss) per share: Basic	(0.68)	0.43
Earnings (loss) per share: Diluted	(0.68)	0.42

           For purposes of these pro forma operating results, the in-process research and development was assumed to have been written off on December 31, 1996. Pro forma operating results presented include only recurring costs resulting from the acquisition of Blue Ridge.

(c)      Veterinary Reference Laboratories

           The Company's consolidated results of operations include the results of operations of two veterinary reference laboratory businesses acquired in 1999 for an aggregate purchase price of $4.1 million, the issuance of $539,000 in unsecured notes payable, plus the assumption of certain liabilities. The Company's consolidated results of operations include two veterinary reference laboratory businesses acquired in 2000 for an aggregate purchase price of $3.4 million plus the assumption of certain liabilities.

           In connection with these acquisitions, the company entered into non-competition agreements with the sellers for up to ten years. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of these businesses has been included in the Company's consolidated results of operations since their respective dates of acquisition. The Company has not presented pro forma information because of immateriality. These acquisitions are as follows:

*        On March 31, 1999, the Company acquired the assets and assumed certain liabilities of the veterinary laboratory business of Sonora Quest Laboratories, LLC ("Sonora"), which operated a veterinary laboratory in Arizona.

*        On December 1, 1999, the Company acquired the assets and assumed certain liabilities of the veterinary laboratory business of the Tufts University School of Veterinary Medicine, which operated a veterinary laboratory in Massachusetts.

*        On March 9, 2000, the Company, through its wholly-owned subsidiary, IDEXX Veterinary Services, Inc., acquired the assets and certain liabilities of Sierra Veterinary Laboratory LLC ("Sierra"), based in Los Angeles, California. In addition, the Company agreed to make future payments in each of the next four years based on the results of operations of Sierra, which will be treated as additional purchase price.

*        On July 1, 2000, the Company, through its wholly-owned subsidiary, IDEXX Laboratories Pty. Ltd., acquired Veterinary Pathology Services Pty. Ltd., a veterinary laboratory business with locations in Adelaide, Brisbane and Sydney, Australia.

(d)      Genera Technologies Limited

           On August 11, 2000, the Company acquired Genera Technologies Limited, a U.K. based provider of products that test for cryptosporidia in water, for $8.9 million in cash and $8.3 million in notes to the former principal shareholder, of which $7.0 million is secured by cash in escrow. The Company also agreed to make additional payments based upon performance of the business after the acquisition. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the acquisition date. The Company has not presented pro forma information because of immateriality.

(15)    DIVESTITURES

           Through a series of transactions in December 1999 and February 2000, the Company sold certain assets and subsidiaries of its Food and Environmental Division. As a result of these transactions, the Company recorded a net loss of approximately $400,000 in 1999 and a net gain of $1.5 million in 2000. The results of operations of these businesses have been included in the consolidated results of operations through the respective sale dates. Pro forma information has not been presented because of immateriality.

(a)      IDEXX Food Safety Net Services, Inc.

           On December 21,1999, the Company sold substantially all the assets in the business of IDEXX Food Safety Net Services, Inc. to Food Safety Net Services, Ltd. for $350,000 cash, a $195,000 note payable and the assumption of certain liabilities. The note bears interest at 6% and is due in twelve quarterly installments. In addition, the Company entered into a non-compete agreement for five years.

(b)      Food Products and Acumedia Manufacturers, Inc.

           During February 2000, the Company sold certain assets and the rights to its Lightning®, Simplate® and Bind® product lines and its subsidiary Acumedia for $10.4 million in cash, a $450,000 note payable, and the assumption of certain liabilities. The note bears interest at 7% and is due on February 16, 2001. In addition, the Company entered into non-compete agreements for up to five years.

(16)    SERVICE REVENUE

           Service revenue, which includes laboratory service revenue and maintenance and repair revenue, totaled approximately $62.5 million, $72.6 million and $86.9 million in 1998, 1999 and 2000, respectively. The cost of service revenue in 1998, 1999 and 2000 totaled approximately $45.6 million, $58.8 million and $71.0 million, respectively.

(17)    STOCK REPURCHASE PROGRAM

           During 1999 and 2000, the Board of Directors authorized the purchase of up to an aggregate of ten million shares of the Company's Common Stock in the open market or in negotiated transactions. As of December 31, 1999 and 2000, approximately 3.9 million shares and 7.0 million shares, respectively, of Common Stock had been repurchased under this program.

(18)    SUMMARY OF QUARTERLY DATA (UNAUDITED)

           A summary of quarterly data follows (in thousands, except per share data):

	_______________________1999 QUARTER ENDED__________________
	MARCH 31	__JUNE 30__	SEPTEMBER 30	DECEMBER 31

Revenue	$ 90,104	$ 92,042	$ 86,996	$ 89,228
Gross profit	44,226	44,008	41,084	42,666
Operating income	10,433	11,610	11,951	12,823
Net income	7,281	8,025	8,428	8,844
Earnings per share:
Basic	0.19	0.20	0.22	0.24
Diluted	0.18	0.20	0.21	0.24

	____________________2000 QUARTER ENDED_____________________
	MARCH 31	__JUNE 30__	SEPTEMBER 30	DECEMBER 31

Revenue	$ 91,389	$ 94,076	$ 90,902	$ 91,065
Gross profit	43,782	46,419	42,957	44,018
Operating income	11,508	13,879	13,514	14,350
Net income	8,034	9,528	9,269	9,801
Earnings per share:
Basic	0.23	0.27	0.27	0.29
Diluted	0.22	0.26	0.26	0.28

SCHEDULE II

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	BALANCE AT	CHARGED TO		BALANCE
	BEGINNING	COSTS AND		AT END
	__OF YEAR___	__EXPENSES__	WRITE-OFFS	OF YEAR
Allowance for doubtful accounts:
December 31, 1998	5,082	1,357	1,071	5,368
December 31, 1999	5,368	270	810	4,828
December 31, 2000	4,828	647	1,085	4,390

Accrued non-recurring operating charge:
December 31, 1998	11,940	--	8,715	3,225
December 31, 1999	3,225	--	2,572	653
December 31, 2000	653	2,056	805	1,904