Form 10-Q
period 2001-03-31
IDEXX LABORATORIES INC /DE
filed 2001-05-15
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

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

As of April 30, 2001, 32,856,316 shares of the registrant's Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

		PAGE
PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	March 31, 2001 and December 31, 2000	3

	Consolidated Statements of Operations
	Three Months Ended
	March 31, 2001 and March 31, 2000	4

	Consolidated Statements of Cash Flows
	Three Months Ended
	March 31, 2001 and March 31, 2000	5

	Notes to Consolidated Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9-12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

PART II -- OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	12

	SIGNATURES	13

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

PART I -- FINANCIAL INFORMATION

Item 1. -- Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

ASSETS	MARCH 31,	DECEMBER 31,
	_____2001_____	______2000______

Current Assets:
Cash and cash equivalents, ($6,993 is restricted as
of March 31, 2001)	$ 34,863	$ 46,007
Short-term investments	17,682	29,196
Accounts receivable, less reserves of $4,220 in 2001 and
$4,390 in 2000	56,839	57,266
Inventories	77,492	65,935
Deferred income taxes	13,785	12,738
Other current assets	5,901	4,688
Total current assets	206,562	215,830
Property and Equipment, at cost:
Land	1,188	1,190
Buildings and improvements	4,553	4,570
Leasehold improvements	18,946	19,138
Machinery and equipment	39,991	37,785
Office furniture and equipment	32,187	33,440
Construction-in-progress	2,841	2,029
	99,706	98,152
Less-Accumulated depreciation and amortization	54,177	52,491
	45,529	45,661
Other Assets, net	70,497	74,305
	$322,588	$335,796
	=======	=======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 11,135	$ 13,714
Accrued expenses	33,430	39,908
Notes payable	8,473	8,472
Deferred revenue	12,405	11,955
Total current liabilities	65,443	74,049

Stockholders' Equity:
Common stock, $0.10 par value
Authorized 60,000 shares
Issued 40,362 shares in 2001 and 40,255 shares in 2000	4,036	4,025
Additional paid-in capital	298,704	296,914
Retained earnings	107,860	100,251
Accumulated other comprehensive income (loss)	(5,990)	(4,964)
Treasury stock (7,614 shares in 2001 and 7,024
shares in 2000), at cost	(147,465)	(134,479)
Total stockholders' equity	257,145	261,747
	$322,588	$335,796
	=======	=======

See accompanying notes to consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	________THREE MONTHS ENDED_________

	MARCH 31,	MARCH 31,
	_______2001_______	_______2000_______

Revenue	$ 91,426	$ 91,389
Cost of revenue	47,561	47,607
Gross profit	43,865	43,782
Expenses:
Sales and marketing	14,874	14,845
General and administrative	10,378	10,635
Research and development	7,425	6,794
Income from operations	11,188	11,508
Interest income, net	701	1,346
Income before provision for
Income taxes	11,889	12,854
Provision for income taxes	4,280	4,820
Net income	$ 7,609	$ 8,034
	=======	=======
Net income per common share:
Basic:	$ 0.23	$ 0.23
	=======	=======
Net income per common share:
Diluted:	$ 0.22	$ 0.22
	=======	=======

See accompanying notes to consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	__________THREE MONTHS ENDED_________

	MARCH 31,	MARCH 31,
	________2001_______	________2000________

Cash Flows from Operating Activities:
Net income	$ 7,609	$ 8,034
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	5,149	4,530
Provision for (benefit of) deferred income taxes	373	(364)
Changes in assets and liabilities, net of acquisitions
and disposals:
Accounts receivable	428	(5,242)
Inventories	(11,558)	(4,538)
Other current assets	521	(465)
Accounts payable	(2,579)	(3,248)
Accrued expenses	(7,352)	1,137
Deferred revenue	450	(6)
Net cash used in operating activities	(6,959)	(162)
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,638)	(3,393)
Decrease in investments, net	11,565	8,505
Increase in other assets	(1,124)	(835)
Acquisition of business, net of cash acquired	--	(178)
Proceeds from sale of businesses	--	10,400
Net cash provided by investing activities	7,803	14,499
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	1,671	4,135
Purchase of treasury stock	(12,986)	(8,024)
Net cash used in financing activities	(11,315)	(3,889)
Net effect of Exchange Rate Changes	(673)	(655)
Net increase (decrease) in Cash and Cash Equivalents	(11,144)	9,793
Cash and Cash Equivalents, beginning of period	46,007	58,576
Cash and Cash Equivalents, end of period	$ 34,863	$ 68,369
	======	======
Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$ 8,500	$ 2,055
	======	======
Interest paid during the period	$ --	$ --
	======	======
Supplemental Disclosure of Non-cash Investing Activities:
Receipt of notes for sale of business	$ --	$ 450
	======	=======

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

      The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 was issued in June 1999 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 and is applicable on both an interim and annual basis. Companies are not required to apply this statement retroactively to prior periods. The Company implemented SFAS No. 133 effective January 1, 2001 with no material impact on the financial statements.

3.   Inventories

      Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	MARCH 31,	DECEMBER 31,
	_________2001________	__________2000_________
Raw materials	$ 18,807	$ 14,857
Work-in-process	4,256	3,513
Finished goods	54,429	47,565
	$ 77,492	$ 65,935
	=======	=======

4.   Comprehensive Income

	______THREE MONTHS ENDED______

	MARCH 31,	MARCH 31,
	_____2001_____	_____2000_____

Net income	$ 7,609	$ 8,034

Other comprehensive income (loss):
Foreign currency translation adjustments	(2,097)	(632)
Change in fair value of derivatives
classified as hedges, net of tax	1,040	--
Change in fair market value of short-term
investments	31	--
Comprehensive income	$ 6,583	$ 7,402
	=======	=======

5.   Earnings Per Share

      The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	_________THREE MONTHS ENDED________

	MARCH 31,	MARCH 31,
	________2001_______	________2000_______

Basic:
Weighted average shares outstanding	33,189	35,288
	=====	=====

Diluted:
Weighted average shares outstanding	33,189	35,288
Dilutive effect of stock options
issued to employees	1,159	1,218
Shares assumed issued for the
acquisition of Blue Ridge Pharmaceuticals, Inc.	115	115
	34,463	36,621
	=====	=====

6.   Commitments and Contingencies

      From time to time, the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents, although the Company is not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that have been or may be commenced against the Company.

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

      Genera Technologies Limited

      On August 11, 2000, the Company acquired Genera Technologies Limited, a U.K. based manufacturer of test kits for cryptosporidium in water, for $8.9 million in cash and $8.3 million in notes payable to the former principal shareholder, of which $7.0 million is secured by cash in escrow. The Company also agreed to make additional payments to the shareholder of up to $2.5 million based upon performance of the business after the acquisition. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the acquisition date. Pro forma information has not been presented because of immateriality.

8.   Divestitures

      Food Products and Acumedia Manufacturers, Inc.

      During February 2000, the Company sold certain assets and the rights to its Lightning® , Simplate® and Bind® product lines and its subsidiary Acumedia Manufacturers, Inc. ("Acumedia") for aggregate consideration of $10.4 million in cash, a $450,000 note payable, and the assumption of certain liabilities. The Company recorded a gain on the sale of $1.5 million, which was recorded as a reduction of general and administrative expense. The interest-bearing note was paid on February 16, 2001. In addition, the Company entered into non-compete agreements for up to five years.

9.   Segment Reporting

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

      The CAG develops, designs, and distributes products and performs services for veterinarians. The CAG also manufactures certain biology based test kits for veterinarians. The FED develops, designs, manufactures and distributes products and performs services to detect disease and contaminants in food animals, food and water. Both the CAG and FED distribute products and services worldwide. Other is primarily comprised of corporate research and development and interest income.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments and income taxes are provided on each segment using the overall effective tax rate.

     The following is the segment information in accordance with this statement (in thousands):

________THREE MONTHS ENDED________

	MARCH 31,	MARCH 31,
	________2001_______	_________2000_______
Revenue:
CAG	$ 73,567	$ 74,067
FED	17,859	17,322
Other	--	--
Total revenue	$ 91,426	$ 91,389
	=======	=======
Net income:
CAG	$ 4,441	$ 5,074
FED	3,035	2,368
Other	133	592
Total net income	$ 7,609	$ 8,034
	=======	=======

10.   Stock Repurchase Program

      The Company's Board of Directors has approved the repurchase of up to 10.0 million shares of the Company's Common Stock. The Company may make such purchases in the open market or in negotiated transactions. During the three months ended March 31, 2001, the Company repurchased approximately 0.6 million shares for $13.0 million. From the inception of the program to March 31, 2001, the Company had purchased 7.6 million shares for $147.5 million.

Item 2.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

*   RESULTS OF OPERATIONS

      The Company operates primarily through two business units: the Companion Animal Group ("CAG") and the Food and Environmental Division ("FED"). The CAG comprises the Company's veterinary diagnostic products and services, its animal health pharmaceuticals and its veterinary practice information management systems. The FED comprises the Company's products and services for food animal, food and water testing. Through a series of transactions completed in late 1999 and the first quarter of 2000, the Company disposed of substantially all of its businesses related to food microbiology testing. The FED now comprises the Company's water and dairy testing business and its production animal diagnostic services business.

COMPANION ANIMAL GROUP

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Revenue for CAG decreased $0.5 million, or 1% to $73.6 million during the first three months of 2001 from $74.1 million in the same period of the prior year. The decrease was attributable primarily to a decrease in sales of consumables used in the Company's instruments and, to a lesser extent, a decrease in sales of feline test kits. Decreases in sales of consumables and feline test kits resulted primarily from a reduction in distributor inventory levels and to a lesser extent, the impact of a consumable sales program conducted by the Company in the second half of 2000, which temporarily increased end user inventory levels of consumables. Decreases in sales of consumables and feline test kits were partially offset by an increase in sales of veterinary reference laboratory services, sales of a pharmaceutical product introduced in December 2000 and sales of veterinary practice information management products. Increased sales of veterinary reference laboratory services were attributable primarily to increased sales at existing laboratories and to a lesser extent, to incremental sales resulting from the purchase of Veterinary Pathology Services Pty. Ltd. ("VPS") on July 1, 2000.

      Gross profit as a percentage of CAG revenue was unchanged at 46% for 2001 and 2000. The effect of an increase in sales of lower gross margin veterinary reference laboratory services and veterinary practice information management systems and services relative to sales of higher gross margin feline test kits and instrument consumables, was offset by improved margins on veterinary practice management systems and services and veterinary reference laboratory services. The increased margins from veterinary reference laboratory services were attributable primarily to cost savings from process automation and reduced courier costs. The increase in margin from veterinary practice information management systems and services was attributable to infrastructure reductions in the Company's veterinary Internet portal and of customer service operations.

      Operating expenses during the three months ended March 31, 2001 increased $1.0 million, or 4% over the same period in 2000. The increase was attributable primarily to non-recurring severance expenses associated with the infrastructure reductions described in the preceding paragraph, an increase in sales and marketing expenses associated with a hematology product under development and, to a lesser extent, increased research and development expenses associated with the development and enhancement of existing diagnostic platforms.

FOOD AND ENVIRONMENTAL DIVISION

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

      Revenue for FED increased $0.5 million, or 3% to $17.8 million during the first three months of 2001 from $17.3 million in the same period in the prior year. The increase was attributable primarily to increased sales of water testing products, including incremental revenues from the acquisition of Genera Technologies Limited ("Genera") in August 2000, and to a lesser extent, increased sales of livestock test products. This increase was partially offset by decreased sales of dairy testing products and the effect of the sale of the food microbiology testing business in the first quarter of 2000.

      The FED gross margin was unchanged at 57% for both 2000 and 2001. Increased margin percentage attributable to Genera was offset by decreased margins on dairy testing products resulting from lower sales.

      Operating expenses during the first three months of 2001 decreased $0.6 million, or 10% from the same period in the prior year, due primarily to the elimination of operating expenses associated with the food microbiology testing products business, partially offset by incremental operating expenses associated with Genera.

INTEREST INCOME, NET

      Net interest income was $0.7 million for the quarter ended March 31, 2001 compared with $1.3 million for the same period in the prior year. The decrease in interest income was principally the result of lower invested cash balances due to the use of cash for the Company's share repurchase program and the purchase of VPS and Genera, and lower effective interest rates.

PROVISION FOR INCOME TAXES

      The Company's effective tax rate was 36% for the three-month period ended March 31, 2001 compared with 37% for the same period in 2000. The decrease in effective tax rates was the result of continued realization of tax benefit resulting from business operations in jurisdictions with lower effective income tax rates.

*   LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2001, the Company had cash, cash equivalents, and short-term investments of $52.5 million and working capital of $141.1 million. As of March 31, 2001, $7.0 million in cash was in escrow as security for the Company's obligations under promissory notes in an equivalent aggregate principal amount issued in connection with the acquisition of Genera.

      Cash used in operating activities was $8.5 million during the quarter ended March 31, 2001. Cash of $11.6 million was used to fund an increase in inventories, principally attributable to the CAG segment. These purchases related primarily to contractual supply agreements related to instrument consumables and to development of certain pharmaceutical products nearing FDA registration.

      During 1999 and 2000, the Board of Directors authorized the purchase of up to ten million shares of the Company's Common Stock in the open market or in negotiated transactions. During the quarter ended March 31, 2001 the Company repurchased 0.6 million shares of its common stock for $13.0 million.

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

      In the first three months of 2001, international revenue was $24.4 million and accounted for 27% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

      Based on the Company's overall currency rate exposure at March 31, 2001, including derivative and other foreign currency sensitive instruments, a 5% change in exchange rate balances denominated in foreign currencies which are not the functional currency would not have a material impact on the results of operation. However, the effects of a 5% change in exchange rates, if not offset by hedge contracts or related price adjustments would have a material impact on the results of operations.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 was issued in June 1999 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 and is applicable on both an interim and annual basis. Companies are not required to apply this statement retroactively to prior periods. The Company implemented SFAS No. 133 effective January 1, 2001 with no material impact on the consolidated balance sheet or statement of operations.

PART II -- OTHER INFORMATION

Item 6. -- Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
IDEXX LABORATORIES, INC.

Date: May 15, 2001

/s/ Merilee Raines_________________
Merilee Raines
Vice President, Finance and Treasurer
(Principal Financial Officer)