Form 10-Q
period 2001-06-30
IDEXX LABORATORIES INC /DE
filed 2001-08-14
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001.

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

As of July 31, 2001, 33,381,437 shares of the registrant's Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

		PAGE
PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	June 30, 2001 and December 31, 2000	3

	Consolidated Statements of Operations
	Three and Six Months Ended
	June 30, 2001 and June 30, 2000	4

	Consolidated Statements of Cash Flows
	Six Months Ended
	June 30, 2001 and June 30, 2000	5

	Notes to Consolidated Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13-14

PART II -- OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Exhibits and Reports on Form 8-K	14-15

	SIGNATURES	16

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

PART I -- FINANCIAL INFORMATION

Item 1. -- Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

ASSETS	JUNE 30,	DECEMBER 31,
	_____2001_____	______2000______

Current Assets:
Cash and cash equivalents, ($7,185 is restricted in 2001
and $6,952 in 2000)	$ 49,495	$ 46,007
Short-Term Investments	18,721	29,196
Accounts receivable, less reserves of $4,191 in 2001 and
$4,390 in 2000	56,482	57,266
Inventories	79,510	65,935
Deferred income taxes	13,324	12,738
Other current assets	5,753	4,688
Total current assets	223,285	215,830
Long-Term Investments	2,035	--
Property and Equipment, at cost:
Land	1,187	1,190
Buildings and improvements	4,548	4,570
Leasehold improvements	18,953	19,138
Machinery and equipment	41,163	37,785
Office furniture and equipment	32,621	33,440
Construction-in-progress	6,748	2,029
	105,220	98,152
Less-Accumulated depreciation and amortization	57,094	52,491
	48,126	45,661
Other Assets, net	69,166	74,305
	$342,612	$335,796
	=====	=====

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 11,029	$ 13,714
Accrued expenses	34,090	39,908
Notes payable	8,495	8,472
Deferred revenue	13,007	11,955
Total current liabilities	66,621	74,049
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock, $0.10 par value
Authorized 60,000 shares
issued 40,825 shares in 2001 and 40,255 shares in 2000	4,082	4,025
Additional paid-in capital	308,175	296,914
Retained earnings	117,826	100,251
Accumulated other comprehensive income (loss)	(6,627)	(4,964)
Treasury stock (7,614 shares in 2001 and 7,024
shares in 2000), at cost	(147,465)	(134,479)
Total stockholders' equity	275,991	261,747
	$342,612	$335,796
	=====	=====

         See accompanying notes to consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	___THREE MONTHS ENDED________		___ SIX MONTHS ENDED________

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	_______2001______	_______2000____	_______2001____	_______2000____

Revenue	$ 102,001	$ 94,076	$ 193,427	$ 185,465
Cost of revenue	52,488	47,657	100,049	95,265
Gross profit	49,513	46,419	93,378	90,200
Expenses:
Sales and marketing	15,983	14,410	30,857	29,255
General and administrative	10,874	10,937	21,252	21,572
Research and development	7,608	7,193	15,033	13,987
Income from operations	15,048	13,879	26,236	25,386
Interest income, net	524	1,366	1,225	2,713
Income before provision for
income taxes	15,572	15,245	27,461	28,099
Provision for income taxes	5,606	5,717	9,886	10,537
Net income	$ 9,966	$ 9,528	$ 17,575	$ 17,562
	=======	=======	=======	=======
Net income per common share:
Basic	$ 0.30	$ 0.27	$ 0.53	$ 0.50
	=======	=======	=======	=======
Net income per common share:
Diluted	$ 0.29	$ 0.26	$ 0.51	$ 0.48
	=======	=======	=======	=======

         See accompanying notes to consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	__________ SIX MONTHS ENDED _________

	JUNE 30,	JUNE 30,
	________2001_______	________2000________

Cash Flows from Operating Activities:
Net income	$ 17,575	$ 17,562
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	10,322	9,375
Provision for deferred income taxes	746	240
Changes in assets and liabilities, net of acquisitions
and disposals:
Accounts receivable	(280)	(5,849)
Inventories	(13,766)	(14,983)
Other current assets	(208)	(133)
Accounts payable	(2,592)	(739)
Accrued expenses	(4,584)	4,390
Deferred revenue	1,150	(556)
Net cash provided by operating activities	8,363	9,307
Cash Flows from Investing Activities:
Purchases of property and equipment	(8,207)	(6,632)
Decrease in investments, net	8,485	7,609
Increase in other assets	(1,844)	(1,033)
Acquisition of business, net of cash acquired	--	(178)
Proceeds from sale of businesses	--	10,400
Net cash provided by (used in) investing activities	(1,566)	10,166
Cash Flows from Financing Activities:
Payment of notes payable	--	(129)
Proceeds from the exercise of stock options	9,371	6,203
Purchase of treasury stock	(12,986)	(9,561)
Net cash used in financing activities	(3,615)	(3,487)
Net effect of exchange rate changes	306	(908)
Net increase (decrease) in Cash and Cash Equivalents	3,488	15,078
Cash and Cash Equivalents, beginning of period	46,007	58,576
Cash and Cash Equivalents, end of period	$ 49,495	$ 73,654
	======	======
Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$ 12,421	$ 2,979
	======	======
Interest paid during the period	$ --	$ --
	======	======
Supplemental Disclosure of Non-cash Investing Activities:
Receipt of notes for sale of business	$ --	$ 450
	======	======

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

      The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133 was issued in June 1999 and deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000 and is applicable on both an interim and annual basis. Companies are not required to apply this statement retroactively to prior periods. The Company implemented SFAS No. 133 effective January 1, 2001 with no material impact on the financial statements.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations will cease upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 is not permitted nor is retroactive application to prior period (interim or annual) financial statements. The Company has not yet assessed the impact these statements will have on its financial statements.

3.   Inventories

      Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	JUNE 30,	DECEMBER 31,
	_________2001________	__________2000_________
Raw materials	$ 19,737	$ 14,857
Work-in-process	4,488	3,513
Finished goods	55,285	47,565
	$ 79,510	$ 65,935
	=======	=======

4.   Comprehensive Income

	________THREE MONTHS ENDED________		_________SIX MONTHS ENDED_________

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	_______2001_______	_______2000_______	_______2001_______	_______2000_______

Net income	$ 9,966	$ 9,528	$ 17,575	$ 17,562

Other comprehensive income (loss):
Foreign currency translation adjustments	(412)	(246)	(2,509)	(878)
Change in fair value of derivatives
classified as hedges, net of tax	(221)	--	819	--
Change in fair market value of short-term
investments, net of tax	(4)	--	27	--
Comprehensive income	$ 9,329	$ 9,282	$ 15,912	$ 16,684
	=======	=======	=======	=======

5.   Earnings Per Share

      The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	_______THREE MONTHS ENDED______		__________SIX MONTHS ENDED_________

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	_______2001______	_______2000______	_______2001______	_______2000______

Basic:
Weighted average shares outstanding	32,976	35,408	33,086	35,349
	=====	=====	=====	=====

Diluted:
Weighted average shares outstanding	32,976	35,408	33,086	35,349
Dilutive effect of stock options issued to
employees	1,569	1,549	1,354	1,398
Shares assumed issued for the
acquisition of Blue Ridge Pharmaceuticals, Inc.	115	115	115	115
	34,660	37,072	34,555	36,862
	=====	=====	=====	=====

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

      The CAG develops, designs, and distributes products and performs services for veterinarians. The CAG also manufactures certain biology based test kits for veterinarians. The FED develops, designs, manufactures and distributes products to detect disease and contaminants in food animals, food and water. Both the CAG and FED distribute products and services worldwide. Other is primarily comprised of corporate research and development and interest income.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments and income taxes are provided on each segment using the overall effective tax rate.

      The following is the segment information in accordance with this statement (in thousands):

	__________THREE MONTHS ENDED_________		__________SIX MONTHS ENDED_________

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	_______2001_______	________2000_______	_______2001_______	________2000______
Revenue:
CAG	$ 82,519	$ 76,486	$ 156,086	$ 150,553
FED	19,482	17,590	37,341	34,912
Other	--	--	--	--
Total revenue	$ 102,001	$ 94,076	$ 193,427	$ 185,465
Total revenue	=======	=======	=======	=======
Net income:
CAG	$ 6,561	$ 5,324	$ 11,002	$ 10,398
FED	3,481	3,034	6,516	5,402
Other	(76)	1,170	57	1,762
Total net income	$ 9,966	$ 9,528	$ 17,575	$ 17,562
	=======	=======	=======	=======

10.   Stock Repurchase Program

      The Company's Board of Directors has approved the repurchase of up to 10.0 million shares of the Company's Common Stock. The Company may make such purchases in the open market or in negotiated transactions. During the six months ended June 30, 2001, the Company repurchased approximately .6 million shares for $13.0 million. From the inception of the program to June 30, 2001, the Company had purchased 7.6 million shares for $147.5 million.

Item 2.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

*   RESULTS OF OPERATIONS

      The Company operates primarily through two business units: the Companion Animal Group ("CAG") and the Food and Environmental Division ("FED"). The CAG comprises the Company's veterinary diagnostics, pharmaceuticals and practice information management systems product lines. The FED comprises the Company's products for production animal, food and water testing. Through a series of transactions completed in late 1999 and the first quarter of 2000, the Company disposed of substantially all of its product lines related to food microbiology testing. The FED now comprises the Company's water, dairy testing and production animal diagnostic service product lines.

COMPANION ANIMAL GROUP

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

      Revenue for CAG increased $6.0 million, or 8% to $82.5 million during the second quarter of 2001 from $76.5 million in the same period of the prior year. The increase was primarily attributable to an increase in sales of veterinary reference laboratory services, consumables used in the Company's veterinary instruments and, to a lesser extent, feline test kits. Increased sales of veterinary reference laboratory services were primarily attributable to increased sales at existing laboratories and to the incremental sales resulting from the purchase of Veterinary Pathology Services Pty. Ltd. ("VPS") on July 1, 2000. The increase in consumables was primarily attributable to an increase in instrument placements, including through the Company's rental program. These increases were partially offset by a reduction in unit prices of canine test kits, resulting primarily from a marketing rebate program and unfavorable exchange rates.

      Gross profit as a percentage of CAG revenue decreased to 46% during the second quarter of 2001 from 48% during the same period in the prior year due to a decrease in average unit prices of canine test kits and incremental sales of lower gross margin veterinary reference laboratory services, offset by improved margins on veterinary practice information management services and veterinary reference laboratory services. The increase in margin from veterinary practice information management services was attributable to infrastructure reductions in the Company's veterinary Internet portal and customer service operations. The increased margins from veterinary reference laboratory services were primarily attributable to cost savings from process automation and reduced courier costs.

      Operating expenses during the second quarter increased $1.0 million or 4% over the same period in 2000. The increase was primarily attributable to marketing programs relating to feline test kits, offset by a decrease in expenses relating to the Company's veterinary practice information management product lines.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Revenue for CAG increased $5.5 million, or 4% to $156.1 million during the first six months of 2001 from $150.6 million in the same period of the prior year. The increase was primarily attributable to an increase in sales of veterinary reference laboratory services and sales of a pharmaceutical product introduced in December 2000, partially offset by unfavorable exchange rates. Increased sales of veterinary reference laboratory services were primarily attributable to incremental sales at existing laboratories and to the incremental sales resulting from the purchase of VPS.

      Gross margin as a percentage of CAG revenue decreased to 46% for 2001 from 47% for the same period in the prior year due to a decrease in average unit prices of canine test kits as discussed above and incremental sales of lower gross margin of veterinary reference laboratory services, offset by improved margins on veterinary practice information management services and veterinary reference laboratory services. The increase in margin from veterinary practice information management services was attributable to infrastructure reductions in the Company's veterinary Internet portal and customer service operations. The increased margins from veterinary reference laboratory services were primarily attributable to cost savings from process automation and reduced courier costs.

      Operating expenses during the six months ended June 30, 2001 increased $2.0 million, or 4% over the same period in 2000. The increase was primarily attributable to non-recurring severance expenses associated with the infrastructure reductions relating to the Company's veterinary practice information management services and to a lesser extent marketing programs relating to feline test kits.

FOOD AND ENVIRONMENTAL DIVISION

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

      Revenue for FED increased $1.9 million, or 11% to $19.5 million during the first six months of 2001 from $17.6 million in the same period in the prior year. The increase was primarily attributable to increased sales of water testing products, including incremental revenues from the acquisition of Genera Technologies Limited ("Genera") in August 2000, partially offset by unfavorable exchange rates.

      The FED gross margin percentage was unchanged at 58% for both 2000 and 2001. Increased margin attributable to Genera was offset by decreased margins due to unfavorable exchange rates.

      Operating expenses during the second quarter increased $0.8 million, or 16% from the same period in the prior year, due to incremental operating expenses and amortization associated with the acquisition of Genera.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Revenue for FED increased $2.4 million, or 7% to $37.3 million during the first six months of 2001 from $34.9 million in the same period in the prior year. The increase was attributable primarily to increased sales of water testing products, including incremental revenues from the acquisition of Genera, and to a lesser extent, increased sales of livestock test products, partially offset by unfavorable exchange rates and decreased sales of dairy testing products.

      The FED gross margin percentage increased to 58% for the first six months of 2001 from 57% for the same period in 2000. Increased margin percentage attributable to water testing products was partially offset by decreased margins on dairy testing products due to manufacturing inefficiencies and by unfavorable exchange rates.

      Operating expenses during the first six months of 2001 increased $1.4 million, or 16% from the same period in the prior year, primarily due to incremental operating expenses and amortization associated with the acquisition of Genera and a one-time gain on the sale of the food product lines that was recorded as a reduction of operating expenses in 2000, partially offset by the elimination of operating expenses associated with the food microbiology testing product line.

INTEREST INCOME, NET

      Net interest income was $0.5 million for the quarter ended June 30, 2001 compared with $1.4 million for the same period in the prior year. The decrease in interest income was principally the result of lower invested cash balances due to the use of cash for the Company's share repurchase program and the purchase of VPS and Genera, and lower effective interest rates.

      Net interest income was $1.2 million for the six months ended June 30, 2001 compared with $2.7 million for the same period in the prior year. The decrease in interest income was principally the result of lower invested cash balances due to the use of cash for the Company's share repurchase program and the purchase of VPS and Genera, and lower effective interest rates.

PROVISION FOR INCOME TAXES

      The Company's effective tax rate was 36% for the three- and six-month periods ended June 30, 2001 compared with 37.5% for the same periods in 2000. The decrease in effective tax rates was the result of continued realization of tax benefit resulting from business operations in jurisdictions with lower effective income tax rates.

*   LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, the Company had cash, cash equivalents, and short-term investments of $68.2 million and working capital of $156.7 million. As of June 30, 2001, $7.2 million in cash was in escrow as security for the Company's obligations under promissory notes in an equivalent aggregate principal amount issued in connection, primarily with the acquisition of Genera.

      Cash provided by operating activities was $8.4 million during the six months ended June 30, 2001. The Company's net income and non-cash expenses of $28.6 million were offset by working capital uses of $20.3 million. Cash of $13.8 million was used to fund an increase in inventories, principally attributable to the CAG segment. These inventories related primarily to contractually required purchases under the Company's supply agreements for instrument consumables, and to the anticipated launch of a pharmaceutical product. The Company used cash of $7.2 million to pay current liabilities relating to inventory purchases as described above and payment of incentive compensation for 2000.

      During 1999 and 2000, the Board of Directors authorized the purchase of up to ten million shares of the Company's Common Stock in the open market or in negotiated transactions. During the six months ended June 30, 2001 the Company repurchased 0.6 million shares of its Common Stock for $13.0 million.

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

      In the first six months of 2001, international revenue was $52.1 million and accounted for 27% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

      Based on the Company's overall currency rate exposure at June 30, 2001, including derivative and other foreign currency sensitive instruments, a 5% change in exchange rate balances denominated in foreign currencies which are not the functional currency would not have a material impact on the results of operation. However, the effects of a 5% change in exchange rates, if not offset by hedge contracts or related price adjustments would have a material impact on the results of operations.

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

      In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141"), and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations will cease upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 is not permitted nor is retroactive application to prior period (interim or annual) financial statements. The Company has not yet assessed the impact these statements will have on its financial statements.
PART II -- OTHER INFORMATION

Item 4. -- Submission of Matters to a Vote of Security Holders

      At the Company's Annual Meeting of Stockholders held on May 23, 2001, the following proposals were adopted by the votes specified below:
Proposal	For	Against	Abstain	Broker Non-Vote
1. Election of two Class III Directors:
James L. Moody, Jr.	28,828,500	251,587	0	0
Erwin F. Workman, Jr., Ph.D.	28,828,493	251,594	0	0

2. Ratification of Arthur Andersen LLP as the Company's
independent auditors for the current year:	28,969,251	101,185	9,651	0

      The following Class II Directors of the Company were not up for re-election in 2001 and have three-year terms that expire in 2002: Thomas Craig, John R. Hesse and Kenneth Paigen, Ph.D. The following Class I Directors of the Company were not up for re-election in 2001 and have three-year terms that expire in 2003: David E. Shaw, William F. Pounds, Mary L. Good, Ph.D. and William End.
Item 6. -- Exhibits and Reports on Form 8-K

(a)	Exhibits

	10.1	1984 Stock Option Plan, as amended.
	10.2	1991 Stock Option Plan, as amended.
	10.3	1998 Stock Incentive Plan, as amended.
	10.4	1991 Director Option Plan, as amended.
	10.5	2000 Director Option Plan, as amended.
	10.6	Form of Executive Employment Agreement dated as of May 23, 2001 between the Company and each of Louis W.
Pollock, Robert S. Hulsy, Merilee Raines, Quentin Tonelli, Salvatore S. Fratoni and Conan R. Deady.
14
(b)	Reports on Form 8-K

The Company filed no reports on Form 8-K during the fiscal quarter for which this report is filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
IDEXX LABORATORIES, INC.

Date: August 14, 2001

/s/ Merilee Raines
Merilee Raines
Vice President, Finance and Treasurer
(Principal Financial Officer)