Form 10-Q
period 2001-09-30
IDEXX LABORATORIES INC /DE
filed 2001-11-09
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001.

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

As of October 31, 2001, 33,598,957 shares of the registrant's Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

		PAGE
PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	September 30, 2001 and December 31, 2000	3

	Consolidated Statements of Operations
	Three and Nine Months Ended
	September 30, 2001 and September 30, 2000	4

	Consolidated Statements of Cash Flows
	Nine Months Ended
	September 30, 2001 and September 30, 2000	5

	Notes to Consolidated Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13-14

PART II -- OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	14

	SIGNATURES	15

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

PART I -- FINANCIAL INFORMATION

Item 1. -- Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

ASSETS	SEPTEMBER 30,	DECEMBER 31,
	2001	2000
	___(Unaudited)___	___(Audited)____

Current Assets:
Cash and cash equivalents, ($7,162 is restricted in 2001
and $6,952 in 2000)	$ 69,037	$ 46,007
Short-term investments	10,328	29,196
Accounts receivable, less reserves of $4,277 in 2001 and
$4,390 in 2000	53,993	57,266
Inventories	83,842	65,935
Deferred income taxes	12,855	12,738
Other current assets	5,877	4,688
	------------	------------
Total current assets	235,932	215,830
	------------	------------
Long-Term Investments	9,511	--
	------------	------------
Property and Equipment, at cost:
Land	1,190	1,190
Buildings and improvements	4,642	4,570
Leasehold improvements	18,386	19,138
Machinery and equipment	43,158	37,785
Office furniture and equipment	34,477	33,440
Construction-in-progress	7,002	2,029
	------------	------------
	108,855	98,152
Less-Accumulated depreciation and amortization	59,826	52,491
	------------	------------
	49,029	45,661
	------------	------------
Other Assets, net	68,412	74,305
	------------	------------
	$362,884	$335,796
	=======	=======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 13,366	$ 13,714
Accrued expenses	39,091	39,908
Notes payable	8,507	8,472
Deferred revenue	13,053	11,955
	------------	------------
Total current liabilities	74,017	74,049
	------------	------------
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock, $0.10 par value
Authorized 60,000 shares
issued 41,010 shares in 2001 and 40,255 shares in 2000	4,101	4,025
Additional paid-in capital	309,829	296,914
Retained earnings	128,043	100,251
Accumulated other comprehensive income (loss)	(5,641)	(4,964)
Treasury stock (7,614 shares in 2001 and 7,024
shares in 2000), at cost	(147,465)	(134,479)
	------------	------------
Total stockholders' equity	288,867	261,747
	------------	------------
	$362,884	$335,796
	=======	=======

See accompanying notes to consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	____THREE MONTHS ENDED________		____ NINE MONTHS ENDED_______

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	_______2001______	_______2000____	_______2001____	_______2000____

Revenue	$ 97,522	$ 90,902	$ 290,949	$ 276,366
Cost of revenue	51,101	47,951	151,150	143,215
	------------	------------	------------	------------
Gross profit	46,421	42,951	139,799	133,151
Expenses:
Sales and marketing	13,449	12,779	44,306	42,034
General and administrative	10,569	9,908	31,821	31,480
Research and development	6,956	6,750	21,989	20,736
	------------	------------	------------	------------
Income from operations	15,447	13,514	41,683	38,901
Interest income, net	517	1,199	1,742	3,911
	------------	------------	------------	------------
Income before provision for
income taxes	15,964	14,713	43,425	42,812
Provision for income taxes	5,747	5,444	15,633	15,981
	------------	------------	------------	------------
Net income	$ 10,217	$ 9,269	$ 27,792	$ 26,831
	======	======	======	======
Net income per common share:
Basic	$ 0.31	$ 0.27	$ 0.84	$ 0.77
	======	======	======	======
Diluted	$ 0.30	$ 0.26	$ 0.80	$ 0.73
	======	======	======	======

See accompanying notes to consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	___________NINE MONTHS ENDED __________

	SEPTEMBER 30,	SEPTEMBER 30,
	________2001_______	________2000________

Cash Flows from Operating Activities:
Net income	$ 27,792	$ 26,831
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	15,404	14,102
Provision for deferred income taxes	1,119	1,075
Changes in assets and liabilities, net of acquisitions
and disposals:
Accounts receivable	2,743	(4,017)
Inventories	(17,961)	(22,390)
Other current assets	(1,661)	(333)
Accounts payable	(272)	(2,162)
Accrued expenses	2,316	5,310
Deferred revenue	1,128	618
	------------	------------
Net cash provided by operating activities	30,608	19,034
	------------	------------
Cash Flows from Investing Activities:
Purchases of property and equipment	(12,029)	(11,697)
Decrease in investments, net	9,536	22,028
Increase in other assets	(2,404)	(769)
Acquisition of business, net of cash acquired	--	(11,945)
Proceeds from sale of businesses	--	10,400
	------------	------------
Net cash provided by (used in) investing activities	(4,897)	8,017
	------------	------------
Cash Flows from Financing Activities:
Payment of notes payable	--	(3,231)
Proceeds from the exercise of stock options	10,560	8,299
Purchase of treasury stock	(12,986)	(50,367)
	------------	------------
Net cash used in financing activities	(2,426)	(45,299)
Net effect of exchange rate changes	(255)	(1,602)
	------------	------------
Net increase (decrease) in Cash and Cash Equivalents	23,030	(19,850)
Cash and Cash Equivalents, beginning of period	46,007	58,576
	------------	------------
Cash and Cash Equivalents, end of period	$ 69,037	$ 38,726
	======	======
Supplemental Disclosure of Cash Flow Information:
Income taxes paid during the period	$ 14,081	$ 9,527
	======	======
Interest paid during the period	$ --	$ 351
	======	======
Supplemental Disclosure of Non-cash Investing Activities:
Receipt of notes for sale of business	$ --	$ 450
	======	======

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

          The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

          In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS No. 144"). Adoption of SFAS No. 144 is required for fiscal years beginning after December 15, 2001. The Company has not yet assessed the impact this statement will have on its financial statements.

3.       Inventories

          Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	_________2001________	__________2000________
Raw materials	$ 19,113	$ 14,857
Work-in-process	4,793	3,513
Finished goods	59,936	47,565
	------------	------------
	$ 83,842	$ 65,935
	======	======

4.       Comprehensive Income

	_________THREE MONTHS ENDED_______		_________NINE MONTHS ENDED_________

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	_______2001_______	_______2000_______	_______2001_______	_______2000_______

Net income	$ 10,217	$ 9,269	$ 27,792	$ 26,831

Other comprehensive income (loss):
Foreign currency translation adjustments	1,523	(983)	(986)	(1,861)
Change in fair value of derivatives
classified as hedges, net of tax	(618)	--	201	--
Change in fair market value of investments,
net of tax	81	--	108	--
	------------	------------	------------	------------
Comprehensive income	$ 11,203	$ 8,286	$ 27,115	$ 24,970
	======	======	======	======

5.       Earnings Per Share

          The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	_______THREE MONTHS ENDED___		________NINE MONTHS ENDED________

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	_______2001______	_______2000______	_______2001______	_______2000______

Basic:
Weighted average shares outstanding	33,286	34,396	33,153	35,028
	=====	=====	=====	=====

Diluted:
Weighted average shares outstanding	33,286	34,396	33,153	35,028
Dilutive effect of stock options issued to
employees	1,126	1,537	1,276	1,449
Shares assumed issued for the
acquisition of Blue Ridge Pharmaceuticals, Inc.	115	115	115	115
	----------	----------	----------	----------
	34,527	36,048	34,544	36,592
	=====	=====	=====	=====

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

8.       Divestitures

          Food Products and Acumedia Manufacturers, Inc.

          During February 2000, the Company sold certain assets and the rights to its Lightning®, Simplate® and Bind® product lines and its subsidiary Acumedia Manufacturers, Inc. ("Acumedia") for aggregate consideration of $10.4 million in cash, a $450,000 note payable, and the assumption of certain liabilities. The Company recorded a gain on the sale of $1.5 million, which was recorded as a reduction of general and administrative expense. The interest-bearing note was paid on February 16, 2001. In addition, the Company entered into non-compete agreements for up to five years.

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

          The following is the segment information:

	_________THREE MONTHS ENDED________		_________NINE MONTHS ENDED________

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	_______2001_______	________2000_______	_______2001_______	________2000______
Revenue:
CAG	$ 77,109	$ 72,800	$ 233,195	$ 223,352
FED	20,413	18,102	57,754	53,014
Other	--	--	--	--
	------------	------------	------------	------------
Total revenue	$ 97,522	$ 90,902	$ 290,949	$ 276,366
	=======	=======	=======	=======
Net income:
CAG	$ 6,376	$ 5,755	$ 17,378	$ 16,725
FED	4,064	3,062	10,580	8,550
Other	(223)	452	(166)	1,556
	-------------	-------------	-------------	-------------
Total net income	$ 10,217	$ 9,269	$ 27,792	$ 26,831
	=======	=======	=======	=======

10.       Stock Repurchase Program

          The Company's Board of Directors has approved the repurchase of up to ten million shares of the Company's Common Stock. The Company may make such purchases in the open market or in negotiated transactions. During the nine months ended September 30, 2001, the Company repurchased approximately 0.6 million shares for $13.0 million. From the inception of the program to September 30, 2001, the Company had purchased 7.6 million shares for $147.5 million.

Item 2.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

*       RESULTS OF OPERATIONS

          The Company operates primarily through two business units: the Companion Animal Group ("CAG") and the Food and Environmental Division ("FED"). The CAG comprises the Company's veterinary diagnostic, pharmaceuticals and practice information management systems product lines. The FED comprises the Company's products for food animal, food and water testing. Through a series of transactions completed in late 1999 and the first quarter of 2000, the Company disposed of substantially all of its product lines related to food microbiology testing. The FED now comprises the Company's water, dairy testing and food animal diagnostic service product lines.

COMPANION ANIMAL GROUP

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

          Revenue for CAG increased $4.3 million, or 6% to $77.1 million during the third quarter of 2001 from $72.8 million in the same period of the prior year. The increase is primarily attributable to an increase in sales of canine test kits and to a lesser extent, an increase in sales of veterinary reference laboratory services, offset by a reduction in sales of consumables used in the Company's veterinary instruments. Increased sales of canine test kits were attributable to increased sales volume of the Company's Canine SNAP® 3Dx™ combination test, introduced in March 2001. Increased sales of veterinary reference laboratory services were primarily attributable to increased sales from laboratories in existence during both reporting periods.

          Gross profit as a percent of CAG revenue was unchanged at 45% for both 2000 and 2001. Improved margins in veterinary reference laboratory services were offset by manufacturing inefficiencies resulting from the delayed launch of a new animal drug and a hematology instrument and by unfavorable effects of exchange rates. The increased margins from veterinary reference laboratory services were primarily attributable to cost savings from process automation and reduced courier costs.

          Operating expenses during the third quarter increased $0.8 million or 3% over the same period in 2000. The increase was primarily attributable to an increase in veterinary diagnostic sales personnel and related overhead expenses, offset by a decrease in expenses relating to the Company's veterinary practice information management product line resulting from a restructuring of that business completed in the first quarter of 2001.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

          Revenue for CAG increased $9.8 million, or 4% to $233.2 million during the first nine months of 2001 from $223.4 million in the same period of the prior year. The increase was primarily attributable to an increase in sales of veterinary reference laboratory services and sales of canine test kits, partially offset by unfavorable exchange rates and a decrease in sales of consumables. Increased sales of veterinary reference laboratory services were primarily attributable to incremental sales from laboratories in existence during both reporting periods and to the incremental sales resulting from the purchase of Veterinary Pathology Services Pty. Ltd. on July 1, 2000. Increased sales of canine test kits were primarily attributable to increased sales volume as discussed above. Decreased sales of consumables primarily resulted from a reduction in distributor inventory levels.

          Gross profit as a percent of CAG revenue was unchanged at 46% for 2000 and 2001. Improved margins on veterinary reference laboratory services and the veterinary practice information management product line were offset by the impact of unfavorable exchange rates and the manufacturing inefficiencies discussed above. The increased margins from veterinary reference laboratory services were primarily attributable to cost savings from process automation and reduced courier costs. The increase in margin from the veterinary practice information management product line was primarily attributable to infrastructure reductions in the Company's veterinary Internet portal and customer service operations.

          Operating expenses during the nine months ended September 30, 2001 increased $0.5 million, or 2% over the same period in 2000. The increase was primarily attributable to an increase in veterinary diagnostic sales personnel and related overhead offset by a decrease in expenses relating to the Company's veterinary practice information management product line.

FOOD AND ENVIRONMENTAL DIVISION

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

          Revenue for FED increased $2.3 million, or 13% to $20.4 million during the third quarter of 2001 from $18.1 million in the same period in the prior year. The increase was primarily attributable to increased sales of water testing products and to a lesser extent increased sales of poultry and livestock testing products, partially offset by the impact of unfavorable exchange rates. The increase in sales of water testing products was partially due to incremental revenues from the acquisition of Genera Technologies Limited ("Genera") in August 2000.

          Gross profit as a percentage of revenue increased to 59% in the third quarter of 2001 from 56% for the same period in 2000. The increase in gross margin percentage was attributable to increased sales of higher margin water testing products, including those products added with the acquisition of Genera.

          Operating expenses during the third quarter increased $0.4 million, or 7% from the same period in the prior year, primarily due to incremental operating expenses and amortization associated with the acquisition of Genera.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

          Revenue for FED increased $4.7 million, or 9% to $57.8 million during the first nine months of 2001 from $53.0 million in the same period in the prior year. The increase was primarily attributable to increased sales of water testing products, including incremental revenues from the acquisition of Genera, and to a lesser extent, increased sales of livestock testing products, partially offset by the impact of unfavorable exchange rates and decreased sales of dairy testing products.

          Gross profit as a percentage of revenue increased to 58% for the nine months ending in 2001 compared to 57% for the same period in 2000. The increase in gross margin percentage was primarily attributable to increased sales of higher margin water testing products, including those products from Genera, partially offset by decreased margins on dairy testing products due to manufacturing inefficiencies.

          Operating expenses during the first nine months of 2001 increased $2.9 million, or 21% from the same period in the prior year, primarily due to incremental operating expenses and amortization associated with the acquisition of Genera and a one-time gain on the sale of the food product lines that was recorded as a reduction of operating expenses in 2000, partially offset by the elimination of operating expenses associated with the food product lines.

INTEREST INCOME, NET

          Net interest income was $0.5 million for the quarter ended September 30, 2001 compared with $1.2 million for the same period in the prior year. The decrease in interest income was principally the result of lower invested cash balances due to the use of cash for the Company's share repurchase program and for the purchase of Veterinary Pathology Services Pty. Ltd. and Genera, and lower effective interest rates.

          Net interest income was $1.7 million for the nine months ended September 30, 2001 compared with $3.9 million for the same period in the prior year. The decrease resulted from the reasons described above.

PROVISION FOR INCOME TAXES

          The Company's effective tax rate was 36% for the three- and nine-month periods ended September 30, 2001 compared with 37% for the three-month period ended September 30, 2000 and 37.3% for the nine-month period ended September 30, 2000. The decrease in effective tax rates was the result of continued realization of tax benefits resulting from business operations in jurisdictions with lower effective income tax rates.

*       LIQUIDITY AND CAPITAL RESOURCES

          As of September 30, 2001, the Company had cash, cash equivalents, and short-term investments of $79.4 million and working capital of $161.9 million. As of September 30, 2001, $7.2 million in cash was held in escrow as security for the Company's obligations under promissory notes in an equivalent aggregate principal amount issued in connection with the acquisition of Genera.

          Cash provided by operating activities was $30.6 million during the nine months ended September 30, 2001. The Company's net income and non-cash expenses of $44.3 million were offset by working capital uses of $13.7 million. Cash of $18.0 million was used to fund an increase in inventories, principally attributable to the CAG segment. These increases related primarily to contractually required purchases under the Company's supply agreements for instrument consumables and to inventory purchased in anticipation of the launch of a new hematology system and a pharmaceutical product. The Company generated cash of $2.0 million due to the timing of payment of certain employee related liabilities accrued during the third quarter.

          During 1999 and 2000, the Board of Directors authorized the purchase of up to ten million shares of the Company's Common Stock in the open market or in negotiated transactions. During the nine months ended September 30, 2001, the Company repurchased 0.6 million shares of its common stock for $13.0 million.

          The Company believes that current cash and short-term investments and funds generated from operations will be sufficient to fund the Company's operations for the foreseeable future.

*       FUTURE OPERATING RESULTS

          The future operating results of the Company are subject to a number of factors, including without limitation the following:

          The Company's future success will depend in part on its ability to continue to develop new products and services both for its existing markets and for any new markets the Company may enter in the future. In recent years, sales of the Company's chemistry and hematology analyzers have declined as the Company has achieved increasing market penetration. Future growth in sales of the Company's analyzers and associated consumables will depend in part on the Company's ability to introduce new systems with new features and capabilities. The Company is currently devoting significant resources to the development of such systems. The Company also plans to devote significant resources to the growth of many of its other businesses, including its animal health pharmaceuticals business. There can be no assurance that the Company will successfully complete the development and commercialization of products and services for existing and new businesses or that such products and services, if commercialized, will be successful in the market.

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

          In the first nine months of 2001, international revenue was $78.3 million and accounted for 27% of total revenue, and the Company expects that its international business will continue to account for a significant portion of its total revenue. Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive. Other risks associated with foreign operations include possible disruptions in transportation of the Company's products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

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

          Based on the Company's overall currency rate exposure at September 30, 2001, including derivative and other foreign currency sensitive instruments, a 5% change in exchange rate balances denominated in foreign currencies which are not the functional currency would not have a material impact on the results of operation. However, the effects of a 5% change in exchange rates, if not offset by hedge contracts or related price adjustments would have a material impact on the results of operations.

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

          In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets ("SFAS No. 144"). Adoption of SFAS No. 144 is required for fiscal years beginning after December 15, 2001. The Company has not yet assessed the impact this statement will have on its financial statements.
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

Date: November 9, 2001

/s/ Merilee Raines
Merilee Raines
Vice President, Finance and Treasurer
(Principal Financial Officer)