Form 10-K
period 2001-12-31
IDEXX LABORATORIES INC /DE
filed 2002-03-21
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2001.

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
Common Stock, $0.10 par value per share
Preferred Stock Purchase Rights
(Title of Class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

           Based on the closing sale price on March 20, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $922,660,324. For these purposes, the registrant considers all of its Directors and executive officers to be its only affiliates.

           The number of shares outstanding of the registrant's Common Stock was 33,943,964 on March 20, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-K	INCORPORATED DOCUMENT
Part III	Specifically identified portions of the Company's
definitive proxy statement to be filed in
connection with the Company's Annual Meeting to be
held on May 15, 2002 are incorporated herein by
reference.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

           Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K, including statements relating to management's expectations regarding new product introductions; the adequacy of the Company's sources for certain components, raw materials and finished products; and the Company's ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause IDEXX's results to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies" and "- Future Operating Results."

           In addition, any forward-looking statements represent the Company's estimates only as of the day this Annual Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company's estimates as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its estimates change.

PART I.

ITEM 1.    BUSINESS

           IDEXX Laboratories, Inc. ("we", "us", the "Company" or "IDEXX", which includes wholly-owned subsidiaries unless the context otherwise requires), develops, manufactures and distributes products and provides services for veterinary, food and environmental markets. Our products and services include:

           •      point of care veterinary diagnostic products;

           •      laboratory and consulting services used by veterinarians;

           •      veterinary pharmaceutical products;

           •      information products and services, including software, used in animal health applications;

           •      diagnostic and health monitoring products and services for production animals;

           •      products that test water for certain microbiological contaminants; and

           •      products that test milk for antibiotic residues.

           Most of our sales are derived from the sale of our veterinary diagnostic products and services.

           We are a Delaware corporation and were incorporated in 1983. Our principal executive offices are located at One IDEXX Drive, Westbrook, Maine 04092, and our telephone number is (207) 856-0300.

           IDEXX® , ACAREXX™ , Better Choice™ , Colilert® , Colisure®, Defined Substrate Technology®, DST®, Enterolert™ , LacTek™ ,LaserCyte™ , Parallux®, PetChek®, Quanti-Tray®, SNAP®, VetConnect®, VetLyte®, VetTest® and 3Dx™ are trademarks of the Company. Cornerstone® is used under a license agreement. Autoread™ , QBC® and VetAutoread™ are trademarks of Becton Dickinson and Company ("Becton Dickinson"). All other products and company names are trademarks of their respective holders.

PRODUCTS AND SERVICES

           We operate in two primary business areas: products and services for the veterinary market, which we refer to as our Companion Animal Group ("CAG") segment, and products and services for food and environmental markets, which we refer to as our Food and Environmental Division ("FED") segment. See Note 11 to the financial statements for financial information about our business segments.

*   COMPANION ANIMAL GROUP

           Immunoassays

           We provide a broad range of single-use, hand-held test kits that allow quick (in most cases, less than ten minutes), accurate and convenient testing for a variety of companion animal diseases and health conditions. These products enable veterinarians to provide improved service to animal owners by delivering test results in the clinic, allowing the veterinarian to initiate therapy or prevention during the office visit, if required.

           Our test kits incorporate immunoassay technology based on antibody-antigen reactions. Antibodies are proteins produced as a result of an immune response, a biological mechanism that enables certain animals to recognize and respond to substances foreign to the body, called antigens. Antibodies are produced by the immune system specifically to bind to these antigens and also to signal other immune system cells to assist in eliminating the antigen. Antigens include viruses, bacteria, parasites and hormones. In immunoassay-based tests, a sample containing an unknown quantity of the analyte is mixed with one or more reagents. Certain of these reagents contain either antibodies or antigens that bind in a highly specific manner to the analyte. Certain reagents are labeled with an indicator chemical, which identifies the presence or absence of the analyte. In some cases results can be read visually; in others, instruments are used to determine the results.

           Our principal single-use tests are sold under the SNAP name, and include tests for feline leukemia virus ("FeLV") in cats and heartworm disease in dogs and cats. We also sell a feline combination test, the SNAP Combo FeLV/FIV, which enables veterinarians to test simultaneously for FeLV and feline immunodeficiency virus ("FIV") (similar to the human AIDS virus), and a canine combination test, the SNAP 3Dx, which tests simultaneously for Lyme disease, Ehrlichia canis and heartworm. Sales of heartworm tests are significantly greater in the first half of our fiscal year due to seasonality of the disease.

           In addition to our single-use tests, we sell a line of microwell-based test kits, under the PetChek name, which are used by larger clinics and independent laboratories to test multiple samples. PetChek tests offer accuracy, ease of use and cost advantages to high-volume customers. We currently sell PetChek tests for FeLV, FIV and canine heartworm disease.

           Instruments

           We currently market several instrument systems for use in veterinary clinics. These instruments include the following:

           Blood Chemistry. Our VetTest blood chemistry analyzer is used to measure levels of certain enzymes and other substances in blood in order to assist the veterinarian in diagnosing physiologic conditions. Twenty-one separate blood chemistry tests can be performed on the VetTest analyzer. Commonly run tests include glucose, alkaline phosphatase, ALT (alanine aminotransferase), creatinine, BUN (blood urea nitrogen) and total protein.

           Hematology. The QBC® VetAutoread™ hematology analyzer is used to evaluate certain components of blood, including red blood cells, white blood cells and platelets. These values are useful in determining disease state and health conditions. This system is based on the Becton Dickinson QBC® Autoread™ hematology system, which is sold to physicians for human applications. We also are developing a new hematology system called the LaserCyte system, which uses laser flow cytometry technology. The LaserCyte system is designed to provide certain diagnostic capabilities that cannot be obtained from existing in-clinic systems, which will provide veterinarians with more information necessary to make important clinical decisions regarding an animal's health. We expect to introduce the LaserCyte system in the second half of 2002.

           Quantitative Hormone Testing. The VetTest SNAP Reader allows the veterinarian to obtain quantitative measurement of hormones including thyroxine and cortisol. These measurements assist in diagnosing and monitoring the treatment of certain endocrine diseases, such as hyper- and hypo-thyroidism, Cushing's syndrome and Addison's disease. The VetTest SNAP Reader is a module that can be integrated with the VetTest chemistry analyzer. Samples and reagents are introduced to the analyzer using our SNAP device.

           Electrolytes. Our VetLyte system measures three electrolytes -- sodium, potassium and chloride -- to aid in evaluating acid-base and electrolyte balances and assessing plasma hydration. Test results are available in less than one minute after sample introduction and are either displayed on the VetLyte analyzer or downloaded to the VetTest analyzer.

           Veterinary Laboratory and Consulting Services

           We offer commercial veterinary laboratory and consulting services in the U.S. through facilities located in Arizona, California, Colorado, Illinois, Massachusetts, New Jersey, Oregon and Texas. Through subsidiaries located in the United Kingdom, Japan and Australia, we offer commercial veterinary laboratory services to veterinary clinics located in those countries. Veterinarians use our services by submitting samples by courier or overnight delivery to one of our facilities. Our laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in production and companion animals.

           Additionally, we provide specialized veterinary consultation, telemedicine and advisory services, including cardiology, radiology, internal medicine, dermatology and ultrasound consulting. These services permit veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the Internet from the veterinarians' offices.

           Approximately 74%, 75% and 69% of our revenues were derived from sales of veterinary diagnostic products and services within the CAG segment in 2001, 2000 and 1999, respectively.

           Information Products and Services

           Our practice management information software business was formed in 1997 with the acquisitions of Advanced Veterinary Systems and Professionals' Software, Inc. Veterinarians use practice information management software to run key functions of their clinics, including scheduling, billing and patient records management. In January 2000, we launched vetconnect.com, an Internet portal for the veterinary medical market. Vetconnect.com is a comprehensive suite of information and business services designed to support veterinary medical practice and extend the value of our in-clinic products, laboratory and consulting services and information offerings. We believe we are the leading provider of veterinary practice information management software systems in the U.S. with an installed based of more than 8,000 of the approximately 25,000 veterinary hospitals in North America. We also provide software and hardware support and derive a significant portion of our revenues for this product line from ongoing service contracts.

           Veterinary Pharmaceuticals

           In October 1998, we acquired Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge"), a privately-held company engaged in the development of novel therapeutics for the veterinary market. Blue Ridge was formed in 1996 to develop products for therapeutic applications in companion animals and livestock that might not fit the strategic goals of larger pharmaceutical companies marketing both human and veterinary products. In December 2000, we introduced ACAREXX (.01% Ivermectin) otic suspension for the treatment of ear mites in cats. ACAREXX is our first drug approved by the U.S. Food and Drug Administration ("FDA"). We currently have a number of other products in the registration process with the FDA, including a nitazoxanide-based product for treatment of equine protozoal myeloencephalitis, a neurological disease that is believed to affect approximately 200,000 horses in the U.S.; a topical non-steroidal anti-inflammatory for equine use; an insulin product for treatment of diabetic cats; and a long-acting, injectable antibiotic for cats.

*   FOOD AND ENVIRONMENTAL DIVISION

           We sell products that detect microbial contaminants in water and antibiotic residues in milk, and a broad range of diagnostic and health monitoring products for production animals (primarily poultry, livestock and swine).

           Approximately 20%, 20% and 22% of our revenues were derived from sales of food and environmental products and services in 2001, 2000 and 1999, respectively. Through a series of transactions completed late in 1999 and early 2000, we disposed of our food microbiology testing products and services business. Revenues from this disposed product line were approximately $0.8 million and $14.0 million in 2000 and 1999, respectively.

           Water and Dairy Testing Products

           Our Colilert, Colilert-18 and Colisure tests, based on patented Defined Substrate Technology ("DST"), simultaneously detect total coliforms and E. coli in water. These organisms are broadly used as indicators of microbial contamination in water. Our DST products utilize indicator-nutrients that produce a change in color or fluorescence when metabolized by target microbes in the sample. Our water tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with U.S. Environmental Protection Agency ("EPA") standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, waste water and water from private wells.

           Our Enterolert product is also based on DST and detects enterococci in drinking and recreational waters, with results available in 24 hours. Our Quanti-Tray product, when used in conjunction with our Colilert, Colilert-18, Colisure or Enterolert products, provides users quantitative measurements of microbial contamination, rather then a presence/absence indication. The Colilert, Colilert-18, Colisure and Quanti-Tray products have been approved by the EPA and by regulatory agencies in certain other countries.

           In August 2000, we acquired Genera Technologies Limited, a U.K.-based company that develops and sells products for detection of cryptosporidia in water. Cryptosporidia are parasites that can cause potentially fatal gastrointestinal illness if ingested. Testing of water supplies for cryptosporidia is mandated by regulation in the United Kingdom but is not regulated in other countries at this time.

           We are a worldwide leader in rapid testing of antibiotic residue in milk. We offer antibiotic residue tests on our SNAP platform, and we also sell the Parallux system, an instrument-based testing system. Dairy producers and processors use our tests for incoming quality assurance of raw milk, and government and food quality managers use them for ongoing surveillance. IDEXX dairy quality tests are designed for convenience in field and laboratory testing applications and are calibrated to detect antibiotic residues at levels specified by regulation.

           Production Animal Services

           We sell diagnostic tests and related instrumentation and software that are used to detect a wide range of diseases and monitor health status in production animals. Our production animal products are purchased primarily by government laboratories and poultry and swine producers. Significant products include diagnostic tests for porcine reproductive and respiratory syndrome ("PRRS") and pseudorabies virus in pigs; Newcastle disease in poultry; and Johne's disease and brucellosis in cattle.

MARKETING AND DISTRIBUTION

           We market, sell and service our products in more than 50 countries through our marketing, sales and technical service groups as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in Australia, France, Germany, Italy, Japan, Mexico, The Netherlands, Spain, Taiwan and the United Kingdom.

           Generally, we will select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. We market our veterinary diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel, and test kits and consumables supplied both via the distribution channel and directly. Outside the U.S., we sell our veterinary diagnostic products through independent distributors and other resellers and, in certain countries, through our direct sales force. We market our software products and veterinary laboratory services through our direct sales force. We market our water, dairy, livestock and poultry products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force.

           In 2001, 2000 and 1999, 28%, 27% and 27%, respectively, of our revenue was attributable to sales of products and services to customers outside the U.S. Risks associated with foreign operations include the need for additional regulatory approvals, possible disruptions in transportation of our products, the differing product needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. We engage in limited hedging activities to reduce the effect of foreign currency fluctuations on our earnings. See Note 11 to the financial statements for information by geographic region.

           In 2001 and 2000, no customer accounted for 10% or more of our sales. In 1999, 10% of our sales were to The Butler Company, a distributor of veterinary products.

RESEARCH AND DEVELOPMENT

           Our business includes the development and introduction of new products and may involve entry into new business areas. Our research and development activity is focused primarily on development of new animal drugs, new diagnostic instrument platforms and improvements to our diagnostic and testing products. Our research and development expenses were approximately $28.4, $28.3 and $27.3 million in 2001, 2000 and 1999, respectively.

PATENTS AND LICENSES

           We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties. These licenses include an exclusive royalty-bearing license of certain patents relating to diagnostic products for FIV from The Regents of the University of California, and an exclusive royalty-bearing license of certain patents relating to DST utilized in the Colilert, Colisure and Enterolert water testing products. Licensed U.S. patents related to FIV diagnostics expire in 2008 and 2009. Licensed U.S. patents relating to DST expire in 2007. In addition, we hold a royalty-bearing patent license relating to canine heartworm tests from Barnes-Jewish Hospital. The U.S. patent rights licensed from Barnes-Jewish Hospital expire in 2006.

           To the extent some of our products may now, or in the future, embody technologies protected by patents, copyrights or trade secrets of others, we may be required to obtain licenses to such technologies in order to continue to sell our products. These licenses may not be available on commercially reasonable terms. Our failure to obtain any such licenses may delay or prevent the sale of certain new or existing products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results."

PRODUCTION AND SUPPLY

           VetTest analyzers are manufactured for us by Tokyo Parts Industrial Company Ltd. under an agreement that renews annually unless either party notifies the other of its decision not to renew. The dry chemistry slides used in the VetTest analyzer ("VetTest Slides") are supplied exclusively by Ortho-Clinical Diagnostics, Inc. (formerly known as Johnson and Johnson Clinical Diagnostics, Inc.) ("Ortho") under supply agreements with Ortho (the "Ortho Agreements"). We are required to purchase all of our requirements for slides from Ortho to the extent available. In addition, we have committed to minimum annual purchase volumes of certain VetTest Slides during the term of the Ortho Agreements. The Ortho Agreements do not prohibit Ortho from selling dry chemistry slides for use in veterinary applications, and Ortho currently sells dry chemistry slides for use in its own analyzer, which is primarily designed for human applications but is also used in the veterinary market. However, Ortho may not sell slides that are bar-coded for use in the VetTest analyzer to any party other than IDEXX. The Ortho Agreements expire on December 31, 2010 and contain provisions for the negotiation of a renewal term of five years.

           The QBC® VetAutoread™ system is manufactured for us by Becton Dickinson under a development and distribution agreement that requires Becton Dickinson to supply analyzers to us through 2008 and reagents through 2010. Becton Dickinson is the sole source of these analyzers and reagents.

           Certain other components of our products also are available from only one source. While we do not anticipate difficulties in obtaining any of the components used in our products, the loss of any of these sources of supply would have a material adverse effect on the Company.

           Substantially all of our revenue in each quarter results from orders booked in that quarter. Accordingly, we maintain no significant backlog and believe that our backlog at any particular date is not indicative of future sales.

COMPETITION

           We face intense competition within the markets in which we sell our products and services. We expect that future competition will become even more intense, and that we will have to compete with changing technologies, which could affect the marketability of our products and services. Our competitive position also will depend on our ability to develop proprietary products, attract and retain qualified scientific and other personnel, develop and implement production and marketing plans, obtain patent protection and obtain adequate capital resources.

           We compete with many companies ranging from small businesses focused on animal health to large pharmaceutical companies. Our competitors vary in our different markets. Academic institutions, governmental agencies and other public and private research organizations also conduct research activities and may commercialize products, which could compete with our products, on their own or through joint ventures. Many of our competitors have substantially greater capital, manufacturing, marketing and research and development resources than us.

           Competitive factors in our different business areas are detailed below:

•	Veterinary diagnostic products and food and environmental test products. We compete primarily on the basis of the ease of use, speed, accuracy and other performance characteristics of our products and services, the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service and pricing.

•	Veterinary laboratory services. In this market, we compete primarily on the basis of service, price and quality. We compete in certain geographic locations with Antech Diagnostics, a unit of Veterinary Centers of America, Inc.

•	Veterinary pharmaceuticals. We compete primarily on the basis of the performance characteristics of our products.

•	Veterinary practice information management software systems. We compete primarily on the basis of ease of use, speed and other performance characteristics, the effectiveness of our customer service, advances in technologies and pricing.

GOVERNMENT REGULATION

           Many of our products are subject to regulation by U.S. and foreign regulatory agencies. The following is a description of the principal regulations affecting our businesses.

           Veterinary diagnostic products. Most diagnostic tests for animal health applications are veterinary biological products that are regulated in the U.S. by the Center for Veterinary Biologics within the U.S. Department of Agriculture's ("USDA") Animal and Plant Health Inspection Service ("APHIS"). The APHIS regulatory approval process involves the submission of product performance data and manufacturing documentation. Following regulatory approval to market a product, APHIS requires that each lot of product be submitted for review before release to customers. In addition, APHIS requires special approval to market products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval as part of their separate regulatory approvals. However, compliance with an extensive regulatory process is required in connection with marketing diagnostic products in Japan, Germany, The Netherlands and many other countries. We also are required to have a facility license from APHIS to manufacture USDA-licensed products. We have obtained such a license for our manufacturing facility in Westbrook, Maine.

           Our instrument systems are medical devices regulated by the U.S. Food and Drug Administration ("FDA") under the Food, Drug and Cosmetics Act (the "FDC Act"). While the sale of these products does not require premarket approval by FDA and does not subject us to the FDA's Good Manufacturing Practices regulations ("GMPs"), these products must not be adulterated or misbranded under the FDC Act.

           Veterinary pharmaceuticals. The manufacture and sale of veterinary pharmaceuticals are regulated by the Center for Veterinary Medicine ("CVM") of the FDA. A new animal drug may not be commercially marketed in the U.S. unless it has been approved as safe and effective by CVM. Approval may be requested by filing a New Animal Drug Application ("NADA") with CVM containing substantial evidence as to the safety and effectiveness of the drug. For food animals, the data must also include extensive data to support a withdrawal period or other use restriction to ensure that the proposed drug use will produce animals and animal products that are safe for human consumption. Data regarding manufacturing methods and controls is also required to be submitted with the NADA. Manufacturers of animal drugs must also comply with GMPs. Sales of animal drugs in countries outside the U.S. require compliance with the laws of those countries, which may be extensive.

           Water testing products. Our water tests are not subject to formal premarket regulatory approval. However, before a test may be used as part of a water quality monitoring program required by the EPA, the test must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA approved protocol, evaluation of the data by the EPA and publication for public comment of any proposed approval in the Federal Register before final approval. Our Colilert, Colilert-18, Colisure and Quanti-Tray products have been approved by the EPA. The sale of water testing products also is subject to extensive and lengthy regulatory processes in many other countries around the world.

           Dairy testing products. The sale of dairy testing products in the U.S. is regulated by the FDA in conjunction with the Association of Official Analytical Chemists - Research Institute ("AOAC-RI"). Before a product may be sold, extensive product performance data must be submitted in accordance with a protocol that is approved by the FDA and the AOAC-RI. Following approval of a product by FDA, the product must also be approved by the National Conference on Interstate Milk Shipments ("NCIMS"), an oversight body that includes state, federal and industry representatives. Our SNAP Beta-lactam and Parallux dairy antibiotic residue testing products have been approved by the FDA and NCIMS. While some foreign countries accept AOAC-RI approval as part of their regulatory approval process, many countries have separate regulatory processes.

           Any acquisitions of new products and technologies may subject us to additional areas of government regulation. These may involve food, drug and water quality regulations of the FDA, the EPA and the USDA, as well as state, local and foreign governments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results."

EMPLOYEES

           As of December 31, 2001, IDEXX had approximately 2,170 full-time and part-time employees. We are not a party to any collective bargaining agreement and we believe that relations with our employees are good.

ITEM 2.    PROPERTIES

           We own approximately 12 acres of undeveloped land in Westbrook, Maine. We lease approximately 290,000 square feet of office and manufacturing space in Westbrook, Maine under a lease expiring in 2008, approximately 75,000 square feet of industrial space in Memphis, Tennessee for use as a distribution facility, under a lease expiring in 2007, and approximately 40,000 square feet of office and manufacturing space in Eau Claire, Wisconsin for our veterinary practice information management software business.

           We also lease a total of approximately 100,000 square feet of smaller office, manufacturing and warehouse space in the U.S. and elsewhere in the world. In addition, we own or lease approximately 114,000 square feet of space in the U.S., Australia and the United Kingdom for use as veterinary reference laboratories and office space for our veterinary consulting services. Of this space, 46,000 square feet is owned by us and the remaining amount is leased, under leases having expiration dates up to the year 2012.

ITEM 3.    LEGAL PROCEEDINGS

           We are not a party to any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

           Our executive officers as of March 15, 2002 were as follows:

NAME	AGE	TITLE
Jonathan W. Ayers	45	President, Chief Executive Officer and Chairman of the Board of Directors
Erwin F. Workman, Jr., Ph.D.	55	Executive Vice President and Chief Scientific Officer
Louis W. Pollock	48	Senior Vice President
Conan R. Deady	40	Vice President, General Counsel and Secretary
S. Sam Fratoni, Ph.D.	54	Vice President
Robert S. Hulsy	57	Vice President
Merilee Raines	46	Vice President, Finance and Treasurer
Quentin Tonelli, Ph.D.	53	Vice President

           Mr. Ayers has been Chief Executive Officer and President of IDEXX since January 2002. Before joining IDEXX, from January 2000 to October 2001, Mr. Ayers was President of Carrier Corporation, the largest business unit of United Technologies Corporation, a provider of high technology products and services to the building systems and aerospace industries, and from July 1997 to December 1999, he was President of Carrier Asia Pacific Operations. From March 1995 to June 1997, Mr. Ayers was Vice President, Strategic Planning at United Technologies. Before joining United Technologies, from May 1991 to March 1995, Mr. Ayers was Principal of Corporate Finance and from August 1986 to May 1991, he was Vice President of Mergers and Acquisitions, at Morgan Stanley & Co.

           Dr. Workman joined the Company in July 1984, and he has served as Executive Vice President and Chief Scientific Officer since November 1997 and as a Director since 1993. He also served as President and Chief Operating Officer from 1993 to November 1997. Before joining the Company, he was Manager of Research and Development for the Hepatitis and AIDS Business Unit within the diagnostic division of Abbott Laboratories, Inc.

           Mr. Pollock became Senior Vice President of the Company in July 2000 and was a Vice President from December 1994. He has been President of the Company's Professional Office Diagnostics Division within the Companion Animal Group since July 1999. Mr. Pollock joined the Company in 1986 and served in positions of increasing responsibility in veterinary products sales management before serving as President of the Company's International Division from December 1994 to March 1996 and as President of the Company's Food and Environmental Division from March 1996 until July 1999. Before joining the Company, Mr. Pollock was employed in various sales and marketing positions with Abbott Laboratories, Inc.

           Mr. Deady has been Vice President and General Counsel of the Company since August 1999 and was Deputy General Counsel of the Company from June 1997. Before joining the Company in June 1997, Mr. Deady was Deputy General Counsel of Thermo Electron Corporation, a manufacturer of technology-based instruments. Mr. Deady was previously affiliated with Hale and Dorr, a Boston-based law firm.

           Dr. Fratoni has been Vice President of the Company since May 1997 and Chief Information Officer since November 2000. He was President of the Company's Food and Environmental Division from July 1999 to December 2000. From May 1997 to July 1999, Dr. Fratoni was Vice President of Human Resources of the Company, and from October 1996 to May 1997, he was Director of Business Development for the Food and Environmental Division. Before joining the Company in October 1996, Dr. Fratoni held various positions with Hewlett Packard Company.

           Mr. Hulsy has been Vice President of the Company since February 1999 and President of the Company's IDEXX Veterinary Services subsidiary since August 1998. Before joining the Company in August 1998, Mr. Hulsy was President of American Environmental Network, Inc., a network of environmental laboratories, from 1992 to 1998.

           Ms. Raines has been Vice President, Finance of the Company since May 1995. She served as Division Vice President, Finance from March 1995 to May 1995, Director of Finance from 1988 to March 1995 and Controller from 1985 to 1988.

           Dr. Tonelli became Vice President of the Company in June 2001. He joined the Company in October 1984 and is currently General Manager of the Production Animal Service Business Unit. Previously he has held various positions with the Company, including Divisional Vice President for Research and Development and Divisional Vice President, Business Development. Before joining the Company, he was a Group Leader of Research and Development for the Hepatitis and AIDS Business Unit within the diagnostic division of Abbott Laboratories, Inc.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is quoted on the Nasdaq Stock Market under the symbol IDXX. The table below shows the high and low sale prices per share of our Common Stock as reported on the Nasdaq Stock Market for the years 2000 and 2001.

	_HIGH_	__LOW_
CALENDAR 2000
First Quarter	$30.44	$14.50
Second Quarter	29.75	21.13
Third Quarter	28.00	20.50
Fourth Quarter	27.19	20.13

CALENDAR 2001
First Quarter	$25.50	$17.13
Second Quarter	32.38	19.13
Third Quarter	30.90	20.20
Fourth Quarter	30.00	22.38

           As of December 31, 2001, there were 1,303 holders of record of our Common Stock.

           We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

ITEM 6.    SELECTED FINANCIAL DATA

           The following table sets forth selected consolidated financial data of the Company for each of the five years ended December 31, 2001. The selected consolidated financial data presented below have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	_________________________YEARS ENDED DECEMBER 31,_________________________
	_____1997_____	_____1998_____	_____1999_____	_____2000_____	_____2001_____
	(in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenue	$ 264,426	$ 321,713	$ 358,370	$ 367,432	$ 386,081
Cost of revenue	144,804	164,240	186,386	190,256	202,750
Gross profit	119,622	157,473	171,984	177,176	183,331
Expenses:
Sales and marketing	63,823	61,725	53,885	54,956	57,087
General and administrative	43,172	43,959	43,969	40,677	41,266
Research and development	17,057	22,687	27,313	28,292	28,426
Non-recurring operating charge	21,300	--	--	--	--
Write-off of in-process research
and development	13,200	37,162	--	--	--

Income (loss) from operations	(38,930)	(8,060)	46,817	53,251	56,552
Interest income, net	6,670	6,877	5,728	4,996	2,229
Net income (loss) before provision for
(benefit of) income taxes	(32,260)	(1,183)	52,545	58,247	58,781
Provision for (benefit of) income taxes	(11,140)	14,032	19,967	21,615	21,161
Net income (loss)	$ (21,120)	$ (15,215)	$ 32,578	$ 36,632	$ 37,620
	======	======	======	======	======
Net income (loss) per share:
Basic	$ (0.56)	$ (0.40)	$ 0.85	$ 1.06	$ 1.13
Diluted	(0.56)	(0.40)	0.82	1.02	1.09
Weighted average shares outstanding:
Basic	37,974	38,513	38,412	34,574	33,293
Diluted	37,974	38,513	39,743	36,081	34,640

	___________________________DECEMBER 31,_________________________
	___1997____	___1998____	___1999____	___2000____	___2001____
	(in thousands)
BALANCE SHEET DATA:
Working capital	$ 205,326	$ 188,829	$ 158,774	$ 141,781	$ 164,199
Total assets	373,064	386,548	357,982	335,796	373,107
Total debt	4,087	9,381	3,543	8,472	8,380
Stockholders' equity	302,733	307,840	284,341	261,747	301,730

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

           We operate primarily through two business segments: the Companion Animal Group ("CAG") and the Food and Environmental Division ("FED"). CAG comprises our veterinary diagnostic products and services, veterinary pharmaceuticals business, and veterinary information products and services. FED comprises our services and products for food and water testing. Through a series of transactions completed in late 1999 and the first quarter of 2000, we sold substantially all of our businesses related to food microbiology testing. FED now comprises our water and dairy testing business and our production animal services business.

*   CRITICAL ACCOUNTING POLICIES

           The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

           We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

           Inventory

           Our inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. We write down inventory for estimated obsolescence based upon assumptions about future demand and market conditions, which may negatively affect our ability to dispose of inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative effect on our results of operations.

           Our inventories as of December 31, 2001 included $8.6 million of raw materials associated with our nitazoxanide product in registration with the FDA, of which $8.4 million will expire and become unusable in 2004 and the remainder has no expiration date. We have completed manufacturing and efficacy components of our submission to the FDA. We have completed additional safety studies requested by the FDA with respect to this product and are preparing a submission reporting the results of these studies. We believe that the product is approvable by the FDA and that this inventory will be saleable upon such approval. If this product is not approved by the FDA, we believe we have the ability to recoup a substantial portion of our costs through alternative future uses of the material or other means. We have provided reserves to cover estimated potential losses in this scenario. However, we cannot provide assurance that the FDA will approve this product or, if approval is not obtained, that our current estimates of recovery of our investment in this inventory will not change.

           Our inventories include $30.4 million of slides used in our chemistry instruments, which represents approximately 1.3 turns based on recent historical usage. These slides have a shelf life of 24 months at the date of manufacture. The average remaining shelf life at December 31, 2001 was 16.5 months. In addition, we are required to purchase $289.0 million of slides over the remaining nine years of our contract with Ortho. We believe the demand for these slides is at a level sufficient to ensure that we will not incur a loss on the inventory or the contract. However, a reduction in the demand for slides could cause us to incur a loss related to our slide inventory or purchase commitments at a future date.

           Our inventories include $6.0 million of component parts associated with our LaserCyte hematology instrument, which is in the final stages of development. In addition, we have placed $0.9 million in deposits with vendors to secure additional critical components and we have firm purchase commitments of an additional $6.2 million. We expect to launch this product in the second half of 2002 and to fully realize our investment and purchase commitments. However, if we are unable to introduce this product, or if we alter the final design, we may be required to write-off a certain amount of the associated inventory.

           The slides, nitazoxanide and LaserCyte products are included in our CAG segment.

           Valuation of Long-lived and Intangible Assets and Goodwill

           We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include but are not limited to the following:

           •      significant under-performance relative to historical or projected future operating results;

           •      significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

           •      significant negative industry or economic trends.

           When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based on a change in events and circumstances discussed above, we measure any impairment based on the projected undiscounted cash flow method. Net intangible assets and goodwill amounted to $55.2 million as of December 31, 2001, consisting of $24.3 million related to veterinary laboratories, $15.0 million related to water test products, $14.6 million related to veterinary pharmaceutical products and $1.3 million of other.

           In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", became effective and as a result, we will cease to amortize approximately $50.9 million of goodwill. We had recorded approximately $5.1 million of amortization on these amounts during 2001 and would have recorded approximately $4.3 million of amortization during 2002 if the existing standards had been continued. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first half of 2002.

           We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

           Revenue Recognition

           We recognize product revenue at the time of shipment (including to distributors) for substantially all products except software licenses and hardware systems. We recognize revenue from non-cancelable software licenses and hardware systems upon installation and customer acceptance of the software because at this time collection is probable and we have no significant further obligations after installation. Our distributors do not have the right to return products. Service revenue is recognized at the time the service is performed. Maintenance revenue is billed in advance and recognized over the life of the contracts, usually one year or less. Certain instrument systems are sold to a third-party finance company that leases these systems to its customers with a right-of-return privilege. We allow the third-party finance company to return these instruments to us for a partial refund based on the time from product return to end of lease term. Therefore we recognize revenue under these contracts over the term of the underlying customer lease contract. We lease certain instruments directly to customers and recognize revenues from those leases over the terms of those leases. We record estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers future rights such as free or discounted goods or services or trade-in rights.

           Income Taxes

           We account for income taxes under SFAS No. 109, "Accounting for Income Taxes". This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

           We do not provide for U.S. income taxes on earnings of our subsidiaries outside of the U.S. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, we believe that U.S. foreign tax credits would largely eliminate any U.S. taxes or offset any foreign withholding taxes.

           Warranty Reserves

           We provide for the estimated cost of product warranties at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service delivery costs differ from our estimates, which are based on historical data and engineering estimates, where applicable, revisions to the estimated warranty liability would be required.

           In the second half of 2002, we expect to introduce the LaserCyte system. We expect that sales of this system will cause warranty expense to increase significantly in 2002. We will charge warranty expense to the cost of LaserCyte sales based upon our experience with instrument sales and engineering information about the system. Should actual warranty expense exceed our estimates, our cost of sales of LaserCyte systems would increase.

*    RESULTS OF OPERATIONS

           2001 Compared to 2000

           COMPANION ANIMAL GROUP

           Revenue for CAG increased $12.3 million, or 4% to $308.0 million from $295.7 million in 2000. The increase was attributable primarily to an increase in sales of veterinary reference laboratory services, canine test kits and ACAREXX, a treatment for ear mites in cats, partially offset by unfavorable exchange rates and a decrease in sales of slides. Increased sales of veterinary reference laboratory services were attributable primarily to incremental sales resulting from our acquisition of Veterinary Pathology Services Pty. Ltd. ("VPS") in July 2000 and from increased sales from laboratories in existence during both reporting periods. Decreased sales of slides resulted primarily from a reduction in distributor inventory levels for this product. Increased sales of canine test kits were attributable primarily to increased sales of our Canine SNAP 3Dx combination test, which we introduced in March 2001. Sales of ACAREXX in 2001 were largely incremental to 2000 because we launched this product in December 2000.

           As of December 31, 2001 our U.S. veterinary diagnostic product distributors were holding $22.5 million of inventory, or approximately eight weeks based on projected future sales. These distributors were carrying $22.1 million, or approximately nine weeks, of inventory as of December 31, 2000.

           Gross profit as a percent of CAG's revenue decreased to 45% from 46% in 2000. Improved margins on veterinary reference laboratory services and the veterinary practice information management software product line were offset by our inability to absorb fixed costs as a result of delays in the launch of our nitazoxanide new animal drug and our LaserCyte hematology instrument and by unfavorable exchange rates. The increased margins from veterinary reference laboratory services were attributable primarily to cost savings from process automation and reduced courier costs. The increase in margin from the veterinary practice information management software product line was attributable primarily to infrastructure reductions in our veterinary Internet portal and customer service operations.

           Operating expenses relating to CAG increased $1.1 million, or 1% to $101.2 million from $100.1 million in 2000. The increase was attributable primarily to an increase in veterinary diagnostic sales personnel and related overhead, offset by a decrease in expenses relating to our veterinary practice information management software product line.

           FOOD AND ENVIRONMENTAL DIVISION

           Revenue for FED increased $6.3 million, or 9% to $78.0 million from $71.7 million in 2000. The increase was attributable primarily to increased sales of water testing products, including incremental revenue from the acquisition of Genera Technologies Limited ("Genera"), partially offset by decreased sales of dairy testing products, the impact of unfavorable exchange rates and decreased sales of food testing products. Sales of dairy testing products declined due to the elimination of our LacTek product in the second quarter of 2001, increased competition and product unavailability due to manufacturing issues. Sales of food testing products declined due to the divestiture of the food microbiology testing business in the first quarter of 2000.

           Gross profit as a percent of FED's revenue increased to 58% from 57% in 2000. The increase in gross margin percentage was attributable primarily to increased sales of higher margin water testing products, including those products from Genera, partially offset by decreased margins on dairy testing products due to our inability to absorb fixed costs as a result of lower manufacturing volumes.

           Operating expenses relating to FED increased $1.1 million, or 5% to $22.8 million from $21.7 million in 2000. The increase was attributable primarily to incremental operating expenses and amortization associated with the acquisition of Genera and a $1.5 million one-time gain on the sale of the food product lines that was recorded as a reduction of operating expenses in 2000, partially offset by the elimination of operating expenses associated with the food product lines.

           2000 Compared to 1999

           COMPANION ANIMAL GROUP

           Revenue for CAG increased $16.3 million, or 6% to $295.7 million from $279.4 million in 1999. The increase was attributable primarily to an increase in sales of veterinary reference laboratory services, VetTest slides and feline and canine test kits. The increase in veterinary reference laboratory services was attributable primarily to incremental revenues from laboratories acquired in 1999 and 2000, including the laboratory businesses of Tufts University School of Veterinary Medicine acquired in December 1999 and VPS acquired in July 2000. The increase in VetTest slides was attributable to an increase in instrument placements, including those through our rental program, and increased customer utilization per instrument. These increases were partially offset by a decrease in sales of veterinary practice information management software systems, which were unusually high in 1999 as a result of customer upgrades made in anticipation of the year 2000.

           Gross profit as a percent of CAG's revenue decreased to 46% from 47% in 1999. The reduction in gross margin percentage was attributable primarily to increased sales of lower gross margin veterinary reference laboratory services, higher cost of veterinary instrument service and unabsorbed fixed costs associated with decreased sales of veterinary practice information management software systems, partially offset by increased sales of higher margin instrument consumables.

           Operating expenses relating to CAG increased $5.7 million to $100.1 million from $94.4 million in 1999. The increase was attributable primarily to enhancement of existing diagnostic platforms, an increase in sales and marketing expenses associated with the pharmaceutical product line and research and development expenses related to vetconnect.com, our Internet site for animal health professionals. Additionally, we incurred non-recurring severance and facilities expenses of $2.1 million associated with consolidation of the Internet business and the veterinary practice information management software systems business.

           FOOD AND ENVIRONMENTAL DIVISION

           Revenue for FED decreased $7.2 million, or 9% to $71.7 million from $78.9 million in 1999. The decrease was attributable primarily to the divestiture of the food microbiology testing business, and to a lesser extent, decreased sales of dairy testing products. These decreases were partially offset by an increase in sales of water testing products, including incremental sales resulting from the acquisition of Genera in August 2000, and increased sales of livestock test kits.

           Gross profit as a percent of FED's revenue increased to 57% from 51% in 1999. The increase was primarily due to the divestiture of the lower gross margin food microbiology testing business and increased sales of higher gross margin water testing products.

           Operating expenses relating to FED decreased $7.6 million to $21.7 million from $29.3 million in 1999. The decrease was attributable primarily to the elimination of operating expenses associated with the food microbiology testing products business and to a $1.5 million gain on the sale of such business that was recorded as a decrease of expenses.

           INTEREST INCOME, NET

           Net interest income was $2.2 million for 2001 compared with $5.0 million during 2000. The decrease in interest income was mainly due to lower invested cash balances, as discussed below, as well as lower effective interest rates.

           Net interest income was $5.0 million for 2000 compared with $5.7 million for the prior year. The decrease in interest income was principally the result of lower invested cash balances due to the use of cash for our share repurchase program and the purchase of VPS and Genera, partially offset by higher effective interest rates.

*    PROVISION FOR INCOME TAXES

           Our effective tax rate was 36% for 2001 compared with 37% for 2000 and 38% in 1999. The reduction in the effective tax rate was the result of continued realization of tax benefits resulting from business operations in jurisdictions with lower effective income tax rates.

*    SUBSEQUENT EVENT

           In January 2002, David E. Shaw, IDEXX's Founder, Chairman and Chief Executive Officer, was succeeded as Chairman and Chief Executive Officer by Jonathan W. Ayers. Under an October 2001 agreement with Mr. Shaw, we are required to make certain payments and provide certain benefits to him following a succession to a new Chief Executive Officer. As a result, we will incur in the first quarter of 2002 a pre-tax charge of approximately $3.0 million, $2.0 million of which is non-cash.

*    RECENT ACCOUNTING PRONOUNCEMENTS

           In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

           In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." We will adopt the requirements of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires companies to test all goodwill for impairment and to cease amortization of this asset. The provisions of SFAS No. 142 apply to all goodwill regardless of when it was acquired. We are evaluating the impact of adoption of this standard and have not yet determined the full effect of adoption on our financial statements. Amortization of goodwill for the year ended December 31, 2001 was $5.1 million. See "Critical Accounting Policies" above.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Adoption of the standard is required no later than the first quarter of 2002. We are evaluating the timing and impact of adoption of this standard and have not yet determined the effect of adoption on our financial statements.

*    LIQUIDITY AND CAPITAL RESOURCES

           At December 31, 2001, we had $79.6 million of cash, cash equivalents and short-term investments (of which $7.0 million is restricted) and working capital of $164.2 million. As of December 31, 2001, we had long-term investments of $21.0 million.

           In connection with the acquisition of Genera in August 2000, we issued $8.3 million in notes payable to a former shareholder of Genera. $7.0 million of the notes are due on demand and secured by cash in escrow. $1.3 million of the notes are due in annual installments over four years and have been discounted to 6%. The former shareholder has elected to defer the first $0.5 million payment that was due in August 2001, and therefore, the deferred payment now bears interest at 3% and is due on demand.

           We have entered into a $20.0 million uncommitted line of credit with a large multi-national bank. Under the terms of this agreement the bank retains the right to approve all borrowings and all borrowings are due on demand. Any borrowings under this line will bear interest at the bank's prime rate. There were no loans outstanding under this agreement at December 31, 2001.

           We purchased approximately $17.4 million in fixed assets during the year ended December 31, 2001, principally related to the CAG segment. Our total capital budget for 2002 is approximately $17.0 million. Under certain supply agreements with suppliers of veterinary instruments, slides for our VetTest instruments and certain raw materials, at December 31, 2001 we had aggregate commitments to purchase approximately $66.6 million of products in 2002.

           Cash provided by operating activities was $46.4 million during 2001. Cash of $20.3 million was used to fund an increase in inventories, attributable principally to the CAG segment. These increases relate primarily to contractually required purchases of VetTest slides, inventory associated with the development of our LaserCyte hematology instrument, and inventory associated with our nitazoxanide new animal drug in registration with the FDA.

           During 1999 and 2000, the Board of Directors authorized the purchase of up to ten million shares of our Common Stock in the open market or in negotiated transactions. During 2001, we repurchased 590,000 shares of our Common Stock for $13.0 million. As of December 31, 1999, 2000, and 2001, approximately 3,899,000, 7,024,000 and 7,614,000 cumulative shares, respectively, had been repurchased under this program. See Note 16 to the consolidated financial statements.

           We are required to make the following payments in the years below (in thousands):

Contractual Obligations	____Total___	____2002___	__2003-2004_	__2005-2006_	_After 2006_

Notes payable	$ 8,380	$ 8,380	$ --	$ --	$ --
Operating leases	28,674	5,505	9,245	7,421	6,503
Unconditional purchase obligations	299,356	66,656	89,300	73,800	69,600

Total contractual cash obligations	$ 336,410	$ 80,541	$ 98,545	$ 81,221	$ 76,103
	=====	=====	=====	=====	=====

           We believe that current cash, short-term investments, long-term investments, debt facilities and funds generated from operations will be sufficient to fund our operations for the foreseeable future.

*   FUTURE OPERATING RESULTS

           The future operating results of IDEXX involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below as well as those discussed elsewhere in this report.

           IDEXX's Future Growth Will Depend on Several Factors.

           The rate of growth of sales of certain of our products has declined over the past several years. To increase our growth rate, we will need to successfully implement strategies, including:

•	developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products and a new hematology system;

•	expanding our market by increasing use of our products by our customers;

•	strengthening our sales and marketing activities in geographies outside of the United States;

•	developing and implementing new technology development and licensing strategies; and

•	identifying and completing acquisitions that enhance our existing businesses or create new business areas for us.

           However, we may not be able to successfully implement some or all of these strategies and increase our growth rate.

           The Markets in Which IDEXX Competes Are Competitive and Subject to Rapid and Substantial Technological Change.

           We face intense competition within the markets that we sell our products and services. We expect that future competition will become even more intense, and that we will have to compete with changing and improving technologies.

           Some of our competitors and potential competitors, including large pharmaceutical companies, have substantially greater capital, manufacturing, marketing and research and development resources than us.

           IDEXX's Products and Services Are Subject to Various Domestic and Foreign Government Regulations.

           In the U.S., the manufacture and sale of our products are regulated by agencies such as the USDA, FDA and EPA. Compliance with regulations of such government agencies can be cumbersome and expensive. For example, commercialization of animal health pharmaceuticals requires submission of substantial clinical, manufacturing and other data to the FDA. Regulatory approval for products submitted to the FDA may take several years and following approval, the FDA continues to regulate all aspects of the manufacture, labeling, storage, record keeping and promotion of pharmaceutical products.

           Foreign regulatory bodies often establish product standards different from those in the United States, and designing products in compliance with such foreign standards may be difficult or expensive.

           Delays in obtaining, or the failure to obtain, any necessary regulatory approvals could have a material adverse effect on our results of operations. Further, any failure to comply with regulatory requirements relating to the manufacture and sale of our products could result in fines and sanctions against us and also could have a negative effect on the sale of our products and services.

           IDEXX's Future Operating Results May Be Negatively Impacted by Various Factors.

           Factors such as the introduction and market acceptance of new products and services, the mix of products and services sold and the mix of domestic versus international revenue could negatively impact our future operating results.

           Since we sell many of our products through distributors, changes in distributors' purchasing patterns could result in lower revenue for us because our revenue for each quarter is usually generated from orders received during that quarter. Our financial performance, therefore, is subject to an unexpected downturn in product demand and may be unpredictable.

           Our expense levels are based in part on expectations of future revenue levels. Therefore, a loss in expected revenue could result in a disproportionate decrease in our net income.

           IDEXX's Success Is Heavily Dependent Upon Its Proprietary Technologies.

           We rely on a combination of patent, trade secret, trademark and copyright law to protect our proprietary rights. If we do not have adequate protection of our proprietary rights, our business may be affected by competitors who develop substantially equivalent technologies that compete with us.

           We cannot assure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. We also cannot assure that our non-disclosure agreements will provide protection for our trade secrets and other proprietary information.

           Moreover, in the past we have received notices claiming that our products infringe third-party patents and we may receive such notices in the future. Patent litigation is complex and expensive and the outcome of patent litigation can be difficult to predict. We cannot assure that we will win a patent litigation case. If we lose, we may be stopped from selling certain products and/or we may be required to pay damages as a result of the lawsuit.

           IDEXX Purchases Materials for Its Products From a Limited Number of Sources.

           We currently purchase certain products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and therefore may not be available from other sources. These products include our chemistry and hematology analyzers and related consumables, active ingredients for pharmaceutical products and certain components of our SNAP devices. If we are unable to obtain adequate quantities of these products in the future, then we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations.

           International Revenue Accounts for a Significant Portion of IDEXX's Total Revenue.

           Various risks associated with foreign operations may impact our international sales. Possible risks include disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           Our financial market risk consists primarily of foreign currency exchange risk. We operate subsidiaries in 13 foreign countries and transact business in local currencies. We attempt to hedge our cash flow on intercompany sales to minimize foreign currency exposure.

           The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts and options with a duration of less than 12 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accrued liabilities and are included in the basis of the underlying transaction.

           Based on our overall currency rate exposure at December 31, 2001, including derivative and other foreign currency sensitive instruments, a 10% strengthening of the U.S. dollar exchange rates will reduce operating income by approximately $0.5 million and a 10% weakening of the U.S. dollar exchange rates will increase operating income by approximately $0.5 million. The effects of a 10% strengthening of the U.S. dollar exchange rates, if not offset by hedge contracts or related price adjustments, would reduce operating income by approximately $5.7 million and the effects of a 10% weakening of U.S. dollar exchange rates, if not offset by hedge contracts or related price adjustments, would increase operating income by approximately $5.7 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The response to this item is submitted as a separate section of this report commencing on Page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

           Not Applicable.

PART III.

ITEMS 10-13.

           Except as indicated below, the information required by Item 10 - Directors and Executive Officers of the Registrant; Item 11 - Executive Compensation; Item 12 - Security Ownership of Certain Beneficial Owners and Management; and Item 13 - Certain Relationships and Related Transactions, is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the definitive proxy statement with respect to our 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Financial Statements and Schedules

(1) and (2) The financial statements set forth in the Index to Consolidated Financial Statements and the Consolidated Financial
Statement Schedule are filed as a part of this Annual Report on Form 10-K commencing on page F-1.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

(a)(3) and (c) The following exhibits are filed herewith or incorporated by reference as a part of this Annual Report on Form 10-K.

EXHIBIT INDEX

2.1(7)	Stock Purchase Agreement dated as of September 23, 1998
among the Company, Blue Ridge Pharmaceuticals, Inc. ("Blue
Ridge") and the stockholders of Blue Ridge. Certain schedules and exhibits to the agreement (each of which are identified in the agreement) have been omitted in reliance upon Rule 601(b)(2) of
Regulation S-K. The Company hereby undertakes to furnish such schedules and exhibits to the Commission supplementally upon request.

3.1(5)	Restated Certificate of Incorporation of the Company, as amended.

3.2(2)	Amended and Restated By-Laws of the Company.

4.1(1)	Amended and Restated Rights Agreement, dated as of January 22, 2001, between the Company and American Stock Transfer & Trust Company
as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C
the Summary of Rights to Purchase Preferred Stock.

4.2(7)	Form of Warrant dated October 1, 1998 to purchase Common Stock of the Company issued to shareholders of Blue Ridge other than
employee shareholders.

4.3(7)	Form of Warrant dated October 1, 1998 to purchase Common Stock of the Company issued to employee shareholders of Blue Ridge.

4.4	Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item
601(b)(4)(iii) of Regulation S-K since the total amount
authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange
Commission upon request.

10.1(9)+	1984 Stock Option Plan of the Company, as amended.

**10.2+	1991 Stock Option Plan of the Company, as amended.

10.3(9)+	1991 Director Option Plan of the Company, as amended.

10.4(3)+	1997 Director Option Plan of the Company, as amended, with the form of option agreement granted thereunder attached thereto.

10.5(4)+	1997 Employee Stock Purchase Plan and 1997 International Employee Stock
Purchase Plan.

10.6(8)+	1999 Director Stock Plan of the Company.

*10.7(2)	U.S. Supply Agreement, effective as of January 1, 1999, between the Company and Ortho-Clinical Diagnostics, Inc. ("Ortho").

Page 20

*10.8(2)	European Supply Agreement, effective as of January 1, 1999, between the Company and Ortho.

10.9(6)+	Employment Agreement dated April 25, 1997 between the Company and
Erwin F. Workman, Jr., Ph.D.

**10.10	1998 Stock Incentive Plan of the Company, as amended.

**10.11+	Amended and Restated Employment Agreement dated October 17, 2001 between the Company and David E.Shaw.

10.12(9)+	2000 Director Option Plan of the Company.

**10.13+	Employment Agreement dated January 22, 2002 between the Company and
Jonathan W. Ayers.

**10.14+	Executive Employment Agreement dated January 28, 2002 between the
Company and Jonathan W. Ayers.

10.15(9)	Form of Executive Employment Agreement dated as of May 23, 2001 between the Company and each of Louis W. Pollock, Robert S. Hulsy,
Merilee Raines, Quentin Tonelli, S. Sam Fratoni and Conan R. Deady.

**21	Subsidiaries of the Company.

**23.1	Consent of Arthur Andersen LLP.

**99	Confirmation of Arthur Andersen LLP Representations.

__________
(1)	Incorporated by reference to the Exhibits to the Company's Registration Statement on Form 8-A/A dated March 14, 2001
(File No. 000-19271).

(2)	Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated November 13, 2000.

(3)	Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 13, 1997.

(4)	Incorporated by reference to the Exhibits to the Company's Registration Statement on Form S-8 dated May 23, 1997.

(5)	Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 28, 1997.

(6)	Incorporated by reference to the Exhibits to the Company's Annual Report on Form 10-K dated March 27, 1998.

(7)	Incorporated by reference to the Exhibits to the Company's Current Report on Form 8-K dated October 1, 1998.

(8)	Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 13, 1999.

(9)	Incorporated by reference to the Exhibits to the Company's Quarterly Report on Form 10-Q dated August 14, 2001.

*	Confidential treatment previously granted as to certain portions.
**	Filed herewith.
+	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(d)
of Form 10-K.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
IDEXX LABORATORIES, INC.

By: /s/ Jonathan W. Ayers
Jonathan W. Ayers
President and Chief Executive Officer
March 21, 2002

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan W. Ayers	President, Chief Executive Officer and	March 21, 2002
Jonathan W. Ayers	Chairman of the Board of Directors

/s/ Merilee Raines	Vice President, Finance and	March 21, 2002
Merilee Raines	Treasurer (Principal Financial
and Accounting Officer)

/s/ Erwin F. Workman, Jr., Ph.D.	Executive Vice President,	March 21, 2002
Erwin F. Workman, Jr., Ph.D.	Chief Scientific Officer
and Director

/s/ Thomas Craig	Director	March 21, 2002
Thomas Craig

/s/ William End	Director	March 21, 2002
William End

/s/ Mary L. Good	Director	March 21, 2002
Mary L. Good

/s/ John R. Hesse	Director	March 21, 2002
John R. Hesse

/s/ James L. Moody, Jr.	Director	March 21, 2002
James L. Moody, Jr.

/s/ William F. Pounds	Director	March 21, 2002
William F. Pounds

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT
SCHEDULE

PAGE

* Report of Independent Public Accountants	F-2
* Consolidated Balance Sheets as of December 31, 2000 and 2001	F-3
* Consolidated Statements of Operations for the Years Ended December 31,
1999, 2000 and 2001	F-4
* Consolidated Statements of Stockholders' Equity for the Years Ended
December 31, 1999, 2000 and 2001	F-5
* Consolidated Statements of Cash Flows for the Years Ended December 31,
1999, 2000 and 2001	F-6
* Notes to Consolidated Financial Statements	F-7
* Schedule II
Valuation and Qualifying Accounts	F-23

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of IDEXX Laboratories, Inc.:

           We have audited the accompanying consolidated balance sheets of IDEXX Laboratories, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles in the United States.

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
/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 24, 2002

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	__ ___DECEMBER 31,__ ___
	_ __2000___	_ __2001___
ASSETS
Current Assets:
Cash and cash equivalents, $6,952 was restricted in 2000
and $6,996 is restricted in 2001	$ 46,007	$ 66,666
Short-term investments	29,196	12,893
Accounts receivable, less reserves of $4,390 in 2000 and
$3,993 in 2001	57,266	50,772
Inventories	65,935	86,194
Deferred income taxes	12,738	14,239
Other current assets	4,688	4,812
Total current assets	215,830	235,576
Long-Term Investments (Note 3)	--	21,016
Property and Equipment, at cost:
Land	1,190	1,189
Buildings	4,570	5,011
Leasehold improvements	19,138	19,566
Machinery and equipment	37,785	45,242
Construction in progress	2,029	5,991
Office furniture and equipment	33,440	31,703
	98,152	108,702
Less -- Accumulated depreciation and amortization	52,491	59,487
	45,661	49,215
Other Assets, net	74,305	67,300
	$ 335,796	$ 373,107
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 13,714	$ 10,887
Accrued expenses	39,908	38,890
Notes payable	8,472	8,380
Deferred revenue	11,955	13,220
Total current liabilities	74,049	71,377
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Preferred Stock, $1.00 par value -- Authorized -- 500 shares
None issued and outstanding	--	--
Series A Junior Participating Preferred Stock, $1.00 par value
Designated -- 100 shares of Preferred Stock
None issued and outstanding	--	--
Common stock, $0.10 par value -- Authorized -- 60,000 shares
issued 40,255 shares in 2000 and 41,354 shares in 2001	4,025	4,135
Additional paid-in capital	296,914	313,883
Retained earnings	100,251	137,871
Accumulated other comprehensive loss	(4,964)	(6,694)
Treasury stock (7,024 shares in 2000 and 7,614 shares in 2001),
at cost	(134,479)	(147,465)
Total stockholders' equity	261,747	301,730
	$ 335,796	$ 373,107
	========	========

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	____ ____YEARS ENDED DECEMBER 31,____ ____
	__ __ 1999_____	____2000_____	____2001_____

Revenue	$ 358,370	$ 367,432	$ 386,081
Cost of revenue	186,386	190,256	202,750
Gross profit	171,984	177,176	183,331
Expenses:
Sales and marketing	53,885	54,956	57,087
General and administrative	43,969	40,677	41,266
Research and development	27,313	28,292	28,426
Income from operations	46,817	53,251	56,552
Interest income, net	5,728	4,996	2,229
Net income before provision for
income taxes	52,545	58,247	58,781
Provision for income taxes	19,967	21,615	21,161
Net income	$ 32,578	$ 36,632	$ 37,620
	========	========	========
Earnings per share: Basic	$ 0.85	$ 1.06	$ 1.13
	========	========	========
Earnings per share: Diluted	$ 0.82	$ 1.02	$ 1.09
	========	========	========
Weighted average shares outstanding: Basic	38,412	34,574	33,293
	========	========	========
Weighted average shares outstanding: Diluted	39,743	36,081	34,640
	========	========	========

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)

	_____COMMON STOCK____
					ACCUMULATED
			ADDITIONAL		OTHER		TOTAL
	NUMBER	$0.10	PAID-IN	RETAINED	COMPREHENSIVE	TREASURY	STOCKHOLDERS'
	OF SHARES	PAR VALUE	__CAPITAL__	EARNINGS	_INCOME (LOSS)_	__STOCK__	_____EQUITY_____
BALANCE, December 31, 1998	38,831	$ 3,883	$ 276,296	$ 31,041	$ (3,380)	$ --	$ 307,840

Issuance of common stock to
Board of Directors	13	1	342	--	--	--	343
Purchase of treasury stock	--	--	--	--	--	(64,222)	(64,222)
Exercise of stock options,
including the tax benefit	740	74	7,821	--	--	--	7,895
Comprehensive income (loss):
Net income	--	--	--	32,578	--	--	--
Translation adjustment	--	--	--	--	(93)	--	--
Total comprehensive income	--	--	--	--	--	--	32,485
BALANCE, December 31, 1999	39,584	3,958	284,459	63,619	(3,473)	(64,222)	284,341

Issuance of common stock to
Board of Directors	1	--	10	--	--	--	10
Purchase of treasury stock	--	--	--	--	--	(70,257)	(70,257)
Exercise of stock options,
including the tax benefit	670	67	12,445	--	--	--	12,512
Comprehensive income (loss):
Net income	--	--	--	36,632	--	--	--
Translation adjustment	--	--	--	--	(1,491)	--	--
Total comprehensive income	--	--	--	--	--	--	35,141
BALANCE, December 31, 2000	40,255	4,025	296,914	100,251	(4,964)	(134,479)	261,747

Purchase of treasury stock	--	--	--	--	--	(12,986)	(12,986)
Exercise of stock options,
including the tax benefit	984	99	16,980	--	--	--	17,079
Shares issued in connection with
Blue Ridge acquisition	115	11	(11)	--	--	--	--
Comprehensive income (loss):
Net income	--	--	--	37,620	--	--	--
Unrealized gain on investments,
net of tax	--	--	--	--	44	--	--
Unrealized net loss on forward
exchange contracts, net of tax	--	--	--	--	(266)	--	--
Translation adjustment	--	--	--	--	(1,508)	--	--
Total comprehensive income	--	--	--	--	--	--	35,890
BALANCE, December 31, 2001	41,354	$ 4,135	$ 313,883	$ 137,871	$ (6,694)	$ (147,465)	$ 301,730
	=====	=======	========	========	========	========	========

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	__________YEARS ENDED DECEMBER 31,__________
	_____1999_____	_____2000_____	_____2001_____

Cash Flows From Operating Activities:
Net income	$ 32,578	$ 36,632	$ 37,620
Adjustments to reconcile net income to net
cash provided by operating activities
Depreciation and amortization	17,209	19,481	22,229
Provision for (benefit of) deferred income tax	2,019	3,098	(380)
Changes in assets and liabilities, net of
acquisitions and disposals
Accounts receivable	(10,406)	1,077	5,554
Inventories	5,182	(28,506)	(20,319)
Other current assets	1,169	1,869	(407)
Accounts payable	(7,169)	(8,534)	(2,750)
Accrued expenses	10,058	1,436	3,484
Deferred revenue	1,979	1,687	1,333
Net cash provided by operating activities	52,619	28,240	46,364
Cash Flows From Investing Activities:
Decrease (increase) in investments, net	(25,765)	43,156	(4,639)
Purchases of property and equipment	(8,292)	(15,520)	(17,381)
Increase in other assets	(1,229)	(1,866)	(4,210)
Proceeds from sale of businesses	350	10,400	--
Acquisition(s) of business(es), net of
cash acquired	(4,088)	(11,945)	--
Net cash provided (used) by investing activities	(39,024)	24,225	(26,230)
Cash Flows From Financing Activities:
Repayment of notes payable	(6,411)	(3,322)	(144)
Purchase of treasury stock	(64,222)	(70,257)	(12,986)
Proceeds from the exercise of stock options	6,611	10,229	14,044
Net cash provided (used) by financing activities	(64,022)	(63,350)	914
Net Effect of Exchange Rate Changes	(60)	(1,684)	(389)
Net Increase (Decrease) in Cash and Cash Equivalents	(50,487)	(12,569)	20,659
Cash and Cash Equivalents, Beginning of Year	109,063	58,576	46,007
Cash and Cash Equivalents, End of Year	$ 58,576	$ 46,007	$ 66,666
	========	========	========
Supplemental Disclosure of Cash Flow Information:
Interest paid during the year	$ 405	$ 361	$ 79
	========	========	========
Income taxes paid during the year	$ 12,827	$ 12,966	$ 19,476
	========	========	========
Supplemental Disclosure of Non-cash Investing and
Financing Activity:
Receipt of note for sale of businesses	$ 195	$ 450	$ --
	========	========	========
Issuance of notes for acquisition of Genera Technologies
Ltd.	$ --	$ 8,277	$ --
	========	========	========

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

(a)      Consolidation

           The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All material intercompany transactions and balances have been eliminated in consolidation.

(b)      Inventories

           Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The Company writes down inventory for estimated obsolescence based upon assumptions about future demand and market conditions, which may negatively affect the Company's ability to dispose of inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required, which would have a negative effect on the Company's results of operations.

           The Company's inventories as of December 31, 2001 included $8.6 million of raw materials associated with the nitazoxanide product in registration with the FDA, of which $8.4 million will expire and become unusable in 2004 and the remainder has no expiration date. The Company has completed manufacturing and efficacy components of its submission to the FDA. The Company has completed additional safety studies requested by the FDA with respect to this product and is preparing a submission reporting the results of these studies. The Company believes that the product is approvable by the FDA and that this inventory will be saleable upon such approval. If this product is not approved by the FDA, the Company believes that it has the ability to recoup a substantial portion of its costs through alternative future uses of the material or other means. The Company has provided reserves to cover estimated potential losses in this scenario. However, the Company cannot provide assurance that the FDA will approve this product or if such approval is not obtained, that its current estimates of recovery of its investment in this inventory will not change.

           The Company's inventories include $30.4 million of slides used in its chemistry instruments, which represent approximately 1.3 turns based on recent historical usage. These slides have a shelf life of 24 months at the date of manufacture. The average remaining shelf life at December 31, 2001 was 16.5 months. In addition, the Company is required to purchase $289.0 million of slides over the remaining nine years of the contract with Ortho. The Company believes the demand for these slides is at a level sufficient to ensure that it will not incur a loss on the inventory or the contract. However, a reduction in the demand for slides could cause the Company to incur a loss related to its slide inventory or purchase commitments at a future date.

           The Company's inventories include $6.0 million of component parts associated with its LaserCyte hematology instrument, which is in the final stages of development. In addition, the Company has placed $0.9 million in deposits with vendors to secure additional critical components and has firm purchase commitments of an additional $6.2 million. The Company expects to launch this product in the second half of 2002 and to fully realize its investment and purchase commitments. However, if the Company is unable to introduce this product, or if the Company alters the final design, it may be required to write-off a certain amount of the associated inventory.

           The components of inventories are as follows (in thousands):

	____DECEMBER 31,_____
	___2000___	___2001___

Raw materials	$ 14,857	$ 18,414
Work-in-process	3,513	4,691
Finished goods	47,565	63,089
	$ 65,935	$ 86,194
	========	========

(c)      Depreciation and Amortization

           The Company provides for depreciation and amortization using the declining-balance and straight-line methods by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

ESTIMATED
ASSET CLASSIFICATION________	USEFUL LIFE
Leasehold improvements	Life of lease
Machinery and equipment	3-5 Years
Office furniture and equipment	3-7 Years
Buildings	40 Years

(d)      Other Assets

           Other assets are as follows (in thousands):

		______DECEMBER 31,___
DESCRIPTION____________	USEFUL LIFE	___2000___	_ __ 2001___

Patents	15 Years	$ 3,136	$ 3,051
Goodwill	5-40 Years	81,480	80,735
Non-compete agreements	5-10 Years	2,280	280
Other intangibles	5-10 Years	4,203	4,240
		91,099	88,306
Accumulated amortization		(29,138)	(33,098)
Intangible assets, net		61,961	55,208
Deferred tax asset		5,778	4,657
Cost basis from lease
arrangements	3 Years	4,688	5,507
Other assets		1,878	1,928
		$ 74,305	$ 67,300
		========	========

           The Company assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, the following:

           •      significant under-performance relative to historical or projected future operating results;

           •      significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

           •      significant negative industry or economic trends.

           When management determines that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based on a change in events and circumstances discussed above, the Company measures any impairment based on the projected undiscounted cash flow method. Net intangible assets and goodwill amounted to $55.2 million as of December 31, 2001, consisting of $24.3 million related to veterinary reference laboratories, $15.0 million related to water test products, $14.6 million related to pharmaceutical products and $1.3 million of other.

           In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), became effective and as a result, the Company will cease to amortize approximately $50.9 million of goodwill. The Company had recorded approximately $5.1 million of amortization on these amounts during 2001 and would have recorded approximately $4.3 million of amortization during 2002 if the existing standards had been continued. In lieu of amortization, management is required to perform an initial impairment review of the Company's goodwill in 2002 and an annual impairment review thereafter. Management expects to complete its initial review during the first half of 2002.

           The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

           Other intangibles include subscriber lists, existing technology, intangible assets, and prepaid license fees. Amortization of intangible assets was $7.5 million, $7.9 million and $6.5 million for the years ended December 31, 1999, 2000 and 2001, respectively. The Company continually assesses the realizability of these assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". As of the respective balance sheet dates, the Company determined that no impairment has occurred.

(e)       Stock-Based Compensation Plans

           The Company measures compensation related to stock-based compensation plans under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under SFAS No. 123, the Company elected the disclosure only method and will continue to account for stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 7.

(f)       Income Taxes

           The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. See Note 2.

(g)      Revenue Recognition

           The Company recognizes product revenue at the time of shipment (including to distributors) for substantially all products, except software licenses and hardware systems. The Company recognizes revenue from non-cancelable software licenses and hardware systems upon installation and customer acceptance of the software because at this time collection is probable and the Company has no significant further obligations after installation. The Company's distributors do not have the right to return products. Service revenue is recognized at the time the service is performed. Maintenance revenue is billed in advance and recognized over the life of the contracts, usually one year or less. Certain instrument systems are sold to a third-party finance company that leases these systems to its customers with a right-of-return privilege. The Company allows the third-party finance company to return these instruments for a partial refund based on the time from product return to end of lease term. Therefore the Company recognizes revenue under these contracts over the term of the underlying customer lease contract. The Company leases certain instruments directly to customers and recognizes revenues from those leases over the terms of those leases. The Company records estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers future rights such as free or discounted goods or services or trade-in rights.

           In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101. SAB No. 101 provides guidance on selected revenue recognition issues. The Company adopted the provisions of SAB No. 101 during 2000. The adoption of SAB No. 101 did not have a material impact on the financial statements of the Company.

(h)      Research and Development and Software Development Costs

           In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", the Company has evaluated the establishment of technological feasibility of its various products during the development phase. Due to the dynamic changes in the market, the Company has concluded that it cannot determine technological feasibility until the development phase of the project is nearly complete. The Company charges all research and development expenses to operations in the period incurred as the costs from the point of technological feasibility to first product release are immaterial.

(i)       Foreign Currency Translation

           Assets and liabilities of the Company's foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in foreign currencies other than the functional currency of the entity entering into the transaction are included in current operations. Included in general and administrative expenses are foreign currency translation losses of $0.3 million, $0.6 million and $0.6 million for the years ended December 31, 1999, 2000 and 2001, respectively.

(j)       Derivative Instruments and Hedging

           Effective in the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, requires that all derivatives, including forward currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value. The adoption of SFAS No. 133 in the first quarter of 2001 was not material.

           The Company enters into foreign currency exchange contracts of its anticipated intercompany and third-party inventory purchases for the next twelve months in order to minimize the impact of foreign currency fluctuations on these transactions. The Company's accounting policies for these contracts are based on the Company's designation of such instruments as hedging transactions. The Company also utilizes some natural hedges to mitigate its transaction and commitment exposures. The contracts the Company enters into are firm foreign currency commitments, and therefore market gains and losses are deferred until the contract matures, which is the period when the related obligation is settled. The Company enters into these exchange contracts with large multi-national financial institutions. The company does not hold or engage in transactions involving derivative instruments for purposes other than risk management. The Company hedges less than the full value of forecasted sales and thus no ineffectiveness has resulted or been recorded through the statement of operations. As of December 31, 2000, there were no material unrecorded gains or losses. As of December 31, 2001, the Company recorded $0.4 million in losses through accumulated other comprehensive loss from foreign exchange contracts with 2002 expiration dates. The forward foreign currency contracts, which extend through December 31, 2001 and 2002, respectively, consisted of the following notional amounts (in thousands):

__CURRENCY SOLD__	_____US DOLLAR EQUIVALENT___
	_ ____2000______	__ ___2001______
Euro	$ 18,474	$ 16,946
British Pound	12,927	12,448
Canadian Dollar	4,398	6,716
Australian Dollar	1,716	1,396
Japanese Yen	1,850	1,593
Taiwan Dollar	--	1,070
	$ 39,365	$ 40,169
	========	========

           Gains and losses on foreign exchange contracts intended as hedges for intercompany sales of goods are recorded in cost of sales. Included in cost of goods sold are foreign exchange gains of $0.9 million, $2.7 million and $1.4 million for the years ended December 31, 1999, 2000 and 2001, respectively.

(k)           Disclosure of Fair Value of Financial Instruments and Concentration of Credit Risk

           Financial instruments consist mainly of cash and cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payables, notes payable and forward currency contracts. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its investments in highly rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area. Short-term investments, long-term investments, and forward currency contracts are marked to fair market value through accumulated other comprehensive loss. The carrying amounts of the Company's other financial instruments approximate fair market value.

(l)      Earnings per Share

           Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is antidilutive. The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	_1999_	_2000_	_2001_
Shares Outstanding For Basic Earnings Per Share:
Weighted average shares outstanding	38,412	34,574	33,293
	===	===	===
Shares Outstanding For Diluted Earnings Per Share:
Weighted average shares outstanding	38,412	34,574	33,293
Shares assumed issued for the acquisition of Blue Ridge Pharmaceuticals, Inc.	115	115	65
Dilutive effect of options issued to employees	1,216	1,392	1,282
	39,743	36,081	34,640
	===	===	===

           Options to purchase 1,294,000, 934,000 and 306,000 shares for 1999, 2000 and 2001, respectively, have been excluded from the calculation of shares outstanding for diluted earnings per share because they were antidilutive.

(m)     Reclassifications

           Reclassifications have been made in the consolidated financial statements to conform to the current year's presentation.

(n)      Comprehensive Income

           SFAS No. 130, "Reporting Comprehensive Income", requires companies to report all changes in equity during a period, resulting from net income and transactions or other events and circumstances from non-owner sources, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and the difference between the cost and the fair market value of investments in debt securities and foreign exchange contracts, in the Consolidated Statement of Stockholders' Equity. The Company considers the foreign currency cumulative translation adjustment to be permanently invested and therefore has not provided income taxes on those amounts.

(o)      New Accounting Standards

           In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." ("SFAS No. 141"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

           In July 2001, the FASB issued SFAS No. 142. The Company will adopt the requirements of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires companies to test all goodwill for impairment and to cease amortization of this asset. The provisions of SFAS No. 142 apply to all goodwill regardless of when it was acquired. See Note 1(d).

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Adoption of the standard is required no later than the first quarter of 2002. The Company is evaluating the timing and impact of adoption of this standard and has not yet determined the effect of adoption on its financial statements.

(p)      Allowance for Doubtful Accounts Receivable

           The Company maintains allowances for doubtful accounts receivable for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

(q)     Warranty Reserves

           The Company provides for the estimated cost of product warranties at the time revenue is recognized. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service delivery costs differ from management's estimates, which are based on historical data and engineering estimates where applicable, revisions to the estimated warranty liability would be required.

           In the second half of 2002, the Company expects to introduce the LaserCyte system. The Company expects that sales of this system will cause warranty expense to increase significantly in 2002. The Company will charge warranty expense to the cost of LaserCyte sales based on its experience with instrument sales and engineering information about the system. Should actual warranty expense exceed the Company's estimates, the Company's cost of sales of LaserCyte systems would increase.

(2)      INCOME TAXES

           Earnings before income taxes for each year were as follows (in thousands):

	___1999__	___2000__	___2001__

Domestic	$ 37,253	$ 43,155	$ 46,027
International	15,292	15,092	12,754
	$ 52,545	$ 58,247	$ 58,781
	========	========	========

           The provisions for income taxes for the years ended December 31, 1999, 2000 and 2001 are comprised of the following (in thousands):

	____________DECEMBER 31,____________
	____1999___	____2000___	____2001___

Current
Federal	$ 10,630	$ 12,056	$ 15,325
State	3,066	3,174	3,510
International	4,252	3,287	2,706
	17,948	18,517	21,541
Deferred
Federal	1,955	2,729	(133)
State	64	369	(247)
	2,019	3,098	(380)
	$ 19,967	$ 21,615	$ 21,161
	========	========	========

           The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	__________DECEMBER 31,________
	___1999__	___2000__	___2001__

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal
tax benefit	5.0	4.0	3.6
International income taxes	(2.1)	(3.2)	(3.0)
Amortization of non-deductible
assets	2.2	1.6	1.6
Non-taxable interest income	(2.9)	(1.6)	(0.8)
Other, net	0.8	1.3	(0.4)
Effective tax rate	38.0%	37.1%	36.0%
	===	===	===

           The components of the domestic net deferred tax asset (liability) included in the accompanying consolidated balance sheets are as follows (in thousands):

	___________2000__________		___________2001__________
	CURRENT	LONG-TERM	CURRENT	LONG-TERM

ASSETS:
Accrued expenses	$ 4,534	$ --	$ 5,088	$ --
Receivable reserves	2,173	--	2,065	--
Deferred revenue	4,162	--	4,398	--
Inventory basis differences	2,396	--	4,248	--
Intangible basis differences	--	5,527	--	4,305
Property based differences	--	301	--	236
Net operating loss carryforwards	1,139	90	99	116
Total assets	14,404	5,918	15,898	4,657
LIABILITIES:
Cost basis from lease
arrangements	(1,666)	--	(1,659)	--
Other	--	(140)	--	--
Total liabilities	(1,666)	(140)	(1,659)	--
Net domestic deferred tax assets	$ 12,738	$ 5,778	$ 14,239	$ 4,657
	=======	=======	=======	=======

           The components of the foreign net deferred tax asset (in thousands):

	___________2000__________	___________2001__________
	CURRENT	LONG-TERM	CURRENT	LONG-TERM

ASSETS:
Net operating loss carryforwards	$ --	$ 1,663	$ --	$ 1,275
Other	--	--	--	--
Total assets	--	1,663	--	1,275
LIABILITIES:
Total liabilities	--	--	--	--
VALUATION ALLOWANCE	--	(1,663)	--	(1,275)
Net international deferred
tax assets	$ --	$ --	$ --	$ --
	=======	=======	=======	=======

           At December 31, 2001, the Company had domestic net operating loss carryforwards of approximately $0.6 million available to offset future taxable income. Net operating loss carryforwards expire at various dates through 2014. The Tax Reform Act of 1986 contains provisions that limit annual availability of the net operating loss carryforwards due to a more than 50% change in ownership that occurred upon the acquisition of certain companies.

           At December 31, 2001, the Company had net operating loss carryforwards in foreign subsidiaries of approximately $3.6 million available to offset future taxable income. These net operating loss carryforwards expire at various dates beginning in 2003. The Company has recorded a valuation allowance for the assets because realizability is uncertain.

           At December 31, 2001, unremitted earnings in subsidiaries outside the United States totaled $30.4 million, on which no United States taxes have been provided. The Company's intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings; however, the Company believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

(3)      CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

           Cash equivalents are short-term, highly liquid investments purchased with original maturities of less than three months.

           The Company accounts for investments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as available-for-sale. Short-term investments are investment securities with maturities of greater than three months but less than one year and consist of the following (in thousands):

	_____DECEMBER 31,____
	___2000___	___2001___

Municipal bonds	$ 14,840	$ 12,893
Preferred stocks	9,642	--
U.S. government obligations	2,000	--
Certificates of deposit	2,714	--
	$ 29,196	$ 12,893
	========	========

           Long-term investments are investment securities with maturities of greater than one year and less than five years and consist of the following (in thousands):

_____DECEMBER 31,____
	___2000___	___2001___

Municipal bonds	$ --	$ 16,951
U.S. government obligations	--	4,065

	$ --	$ 21,016
	=====	=====

(4)      NOTES PAYABLE

           In September 2001, the Company entered into a $20.0 million uncommitted line of credit with a large multi-national bank. Under the terms of the agreement, the bank retains the right to approve all borrowings and all borrowings are due on demand. Borrowings will bear interest at the bank's prime rate. There were no amounts outstanding under this agreement at December 31, 2001.

           In connection with the acquisition of the business of Genera Technologies Limited in August 2000, the Company issued notes payable to the former principal shareholder for $8.3 million of which $7.0 million is secured by cash in escrow. The secured portion bears interest at the same rate earned by cash in escrow. The secured portion is considered a current liability as the note holder has the right to call the payable at any time. The unsecured portion is non-interest bearing and is discounted to yield at 6% and is due in four annual installments beginning in August 2001. The note holder elected to defer the August 2001 payment, which now bears interest at 3%. This payment is now payable on demand.

           In connection with the Central Veterinary Diagnostic Laboratory acquisition, the Company issued an unsecured note payable for Australian Dollars $0.9 million (US $0.6 million). The note bore interest at 6% and the final installment was paid on December 3, 2001.

           In connection with the Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge") acquisition (see Note 13(c)), the Company issued unsecured notes payable for $7.8 million. The notes bore interest at 6%, and the final installment was paid on September 30, 2000.

(5)      COMMITMENTS AND CONTINGENCIES

           The Company leases its facilities under operating leases which expire through 2012. In addition, the Company is responsible for the real estate taxes and operating expenses related to these facilities. The Company also has lease commitments for automobiles and office equipment. Minimum annual rental payments under these agreements are as follows (in thousands):

YEARS ENDING
DECEMBER 31,
2002	$ 5,505
2003	4,911
2004	4,334
2005	3,896
2006	3,525
Thereafter	6,503
$ 28,674
========

           Rent expense charged to operations under operating leases was approximately $5.1 million, $5.6 million and $5.6 million for the years ended December 31, 1999, 2000 and 2001, respectively.

           Under the terms of certain supply agreements with suppliers of the Company's veterinary instruments, slides for its VetTest instruments, and certain raw materials, the Company has aggregate commitments to purchase approximately $299.4 million of products through 2010.

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

(6)      STOCKHOLDERS' EQUITY

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

(b)      Series A Junior Participating Preferred Stock

           On December 17, 1996, the Company designated 100,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock ("Series A Stock") in connection with its Shareholder Rights Plan. See Note 8. In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share and to an aggregate dividend of 1,000 times the dividend declared per share of Common Stock, (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share (plus accrued and unpaid dividends) and to an aggregate payment of 1,000 times the payment made per share of Common Stock, (iii) have 1,000 votes, voting together with the Common Stock, (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1,000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary antidilution provisions. There are no shares of Series A Stock outstanding.

(7)      STOCK-BASED COMPENSATION PLANS

           At December 31, 2001, the Company had six stock-based compensation plans, which are described below. The Company measures compensation related to these plans under the provisions of SFAS No. 123. Under SFAS No. 123 the Company elected the disclosure method and will continue to account for stock-based compensation plans under APB Opinion No. 25. Accordingly, no compensation cost has been recognized for these plans. Had compensation cost for the Company's six stock-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, the Company's net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (shares in thousands):

	_______YEARS ENDED DECEMBER 31,______
	____1999____	____2000____	____2001____
Net income:
As reported	$ 32,578	$ 36,632	$ 37,620
Pro forma	25,550	31,543	32,214
Net income per share:
Basic: as reported	$ 0.85	$ 1.06	$ 1.13
Basic: pro forma	0.67	0.91	0.97
Diluted: as reported	0.82	1.02	1.09
Diluted: pro forma	0.64	0.87	0.93

           Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

           The weighted average fair value per share of options granted in 1999, 2000 and 2001 was $11.21, $11.01 and $11.21, respectively.

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 1999, 2000 and 2001, respectively: no dividend yield for all years; expected volatility of 54% for 1999, 65% for 2000 and 48% for 2001; risk-free interest rates of 5.3%, 4.9% and 4.4% for 1999, 2000 and 2001, respectively; and expected lives of 4.6 years for 1999 and 2000 and 5.2 years for 2001. At December 31, 2001, the options outstanding have the following characteristics (in thousands, except per share amount):

	__________OPTIONS OUTSTANDING__________			___OPTIONS EXERCISABLE__
			WEIGHTED
		WEIGHTED	AVERAGE		WEIGHTED
	NUMBER	AVERAGE	REMAINING	NUMBER	AVERAGE
EXERCISE PRICE	OF	EXERCISE	CONTRACT	OF	EXERCISE
______RANGE______	__OPTIONS__	____PRICE___	____LIFE____	__OPTIONS__	____PRICE___

$ 5.31 - $ 9.88	543	$ 7.27	0.72	543	$ 7.27
11.38 - 17.75	2,166	16.23	5.87	1,249	16.01
19.25 - 22.69	1,384	21.83	7.44	423	20.43
22.75 - 46.00	1,192	25.71	7.64	402	26.00

(a)      The 1991 Stock Option Plan

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

(c)      The 1997 Director Option Plan

           During 1997, the Board of Directors approved the 1997 Director Option Plan (the "1997 Director Plan") pursuant to which Directors who were not officers or employees of the Company received nonstatutory options to purchase shares of the Company's Common Stock. On May 19, 1999, this plan was terminated and replaced with the 1999 Director Stock Plan.

(d)      1998 Stock Incentive Plan

           During 1998, the Board of Directors approved the 1998 Stock Incentive Plan (the "1998 Stock Plan") which provides for grants of incentive and nonqualified stock options at the discretion of the Compensation Committee of the Board of Directors. A total of 3,500,000 shares of Common Stock may be issued under the 1998 Stock Plan as amended. Options granted under the 1998 Stock Plan may not be granted at an exercise price less than the fair market value of the Common Stock on the date granted (or less than 110% of the fair market value in the case of incentive stock options granted to holders of more than 10% of the Company's Common Stock). Options may not be granted for a term of more than ten years. The vesting schedule of all options granted under the 1998 Stock Plan is determined by the Compensation Committee of the Board of Directors at the time of grant.

(e)      The 1999 Director Stock Plan

           During 1999, the Board of Directors approved the 1999 Director Stock Plan pursuant to which Directors who were not officers or employees of the Company received shares of the Company's Common Stock. A total of 80,000 shares of Common Stock were issuable under the 1999 Director Stock Plan. In May 2000, the 1999 Director Stock Plan was terminated and replaced with the 2000 Director Option Plan. As of December 31, 2000, 13,364 shares had been issued under the 1999 Director Stock Plan, and the fair value of these shares of $0.4 million was charged to expense in 1999 and 2000.

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

      A summary of the status of the Company's stock option plans as of December 31, 1999, 2000 and 2001 and changes during the years then ended is presented in the table and narrative below (in thousands, except weighted average exercise price):

	________TOTAL________		______EXERCISABLE_____
		WEIGHTED		WEIGHTED
	NUMBER	AVERAGE	NUMBER	AVERAGE
	OF	EXERCISE	OF	EXERCISE
	SHARES	___PRICE__	__SHARES_	___PRICE__

Outstanding, December 31, 1998	5,379	$ 14.26	2,600	$ 11.17
Granted	1,341	$ 22.51
Exercised	(669)	7.35
Terminated	(325)	18.45
Outstanding, December 31, 1999	5,726	$ 16.78	2,624	$ 13.85
Granted	1,189	19.20
Exercised	(601)	15.30
Terminated	(682)	19.10
Outstanding, December 31, 2000	5,632	$ 17.17	2,815	$ 14.82
Granted	1,114	23.88
Exercised	(927)	13.86
Terminated	(534)	19.58
Outstanding, December 31, 2001	5,285	$ 18.98	2,617	$ 16.45
	=====	=======

(g)      Employee Stock Purchase Plans

           During 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan, under which the Company had reserved up to an aggregate of 300,000 shares of Common Stock for issuance in semiannual offerings over a three-year period. During 1997, the Board of Directors approved the 1997 Employee Stock Purchase Plan, under which the Company has reserved and may issue up to an aggregate of 420,000 shares of Common Stock in semiannual offerings. Also during 1997, the Board of Directors approved the 1997 International Employee Stock Purchase Plan, under which the Company has reserved and may issue up to an aggregate of 30,000 shares of Common Stock in semiannual offerings. Stock is sold under each of these plans at 85% of fair market value, as defined. Shares subscribed to and issued under the plans were 66,900 in 1999, 68,900 in 2000 and 54,550 in 2001.

           Under SFAS No. 123, pro forma compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 1999, 2000 and 2001, respectively: no dividend yield for all years; an expected life of one year for all years; expected volatility of 54% for 1999, 65% for 2000 and 48% for 2001; and risk-free interest rates of 5.5%, 4.7% and 2.2% for 1999, 2000 and 2001, respectively. The weighted-average fair value of those purchase rights granted in 1999, 2000 and 2001 was $7.40, $6.27 and $7.07 per share, respectively.

(8)      PREFERRED STOCK PURCHASE RIGHTS

           On December 17, 1996, the Company adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock to stockholders of record at the close of business on December 30, 1996. Under certain conditions, each right may be exercised to purchase one one-thousandth of a share of Series A Stock at a purchase price of $200.00. The rights will be exercisable only if a person or group has acquired beneficial ownership of 20% or more of the Common Stock or commenced a tender or exchange offer that would result in such a person or group owning 30% or more of the Common Stock. The Company generally will be entitled to redeem the rights, in whole, but not in part, at a price of $.01 per right at any time until the tenth business day following a public announcement that a 20% stock position has been acquired and in certain other circumstances.

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

(9)    IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

           The Company has established the IDEXX Retirement and Incentive Savings Plan (the "401(k) Plan"). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by the Company. In addition, the Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 1999, 2000 and 2001.

(10)    SIGNIFICANT CUSTOMERS

           During the year ended December 31, 1999, one customer accounted for 10% of the Company's revenue. The significant customer was a wholesale distributor of the Company's veterinary products. No customer accounted for greater than 10% of revenue in 2000 and 2001.

(11)    SEGMENT REPORTING

           The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), during the fourth quarter of 1998. SFAS No. 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also requires related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the chief executive officer.

           The Company is organized into business units by market and customer group. The Company's reportable operating segments include the Companion Animal Group ("CAG"), the Food and Environmental Division ("FED") and other. The CAG develops, designs, and distributes products and performs services for veterinarians. The CAG also manufactures certain biology-based test kits for veterinarians and develops products for therapeutic applications in companion animals. FED develops, designs, manufactures and distributes products and performs services to detect disease and contaminants in food animals, food, water and food processing facilities. In 1999 and 2000, the Company disposed of products and services for food microbiology testing. Both the CAG and FED distribute products and services world-wide. Other is primarily comprised of corporate research and development and interest income and includes cash, short-term investments, long-term investments, deferred assets and other miscellaneous current and long-term assets.

           The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments and income taxes are allocated pro rata to pretax income (loss). Below is the Company's segment information (in thousands):

	___CAG__	__FED_	_OTHER_	_TOTAL_

2001
Revenue	$ 308,048	$ 78,033	$ --	$ 386,081
Depreciation and amortization	20,389	1,840	--	22,229
Interest income	--	--	2,229	2,229
Provision for income taxes	13,176	8,163	(178)	21,161
Net income (loss)	23,423	14,513	(316)	37,620
Segment assets	207,515	41,270	124,322	373,107
Expenditures for property	16,749	632	--	17,381

2000
Revenue	$ 295,740	$ 71,692	$ --	$ 367,432
Depreciation and amortization	16,855	2,626	--	19,481
Interest income	87	18	4,891	4,996
Provision for income taxes	13,469	7,117	1,029	21,615
Net income	22,825	12,062	1,745	36,632
Segment assets	191,147	44,364	100,285	335,796
Expenditures for property	14,215	1,305	--	15,520

1999
Revenue	$ 279,426	$ 78,944	$ --	$ 358,370
Depreciation and amortization	14,289	2,920	--	17,209
Interest income (expense)	(151)	--	5,879	5,728
Provision for income taxes	14,182	4,108	1,677	19,967
Net income	23,140	6,704	2,734	32,578
Segment assets	156,657	36,632	164,693	357,982
Expenditures for property	6,051	2,241	--	8,292

           Revenue by principal geographic area based on the location of the customer was as follows (in thousands):

	________YEARS ENDED DECEMBER 31,________
	_____1999____	_____2000____	_____2001____

Americas
United States	$ 263,015	$ 269,782	$ 279,702
Canada	9,775	10,449	11,352
South America	6,723	4,935	5,456

Europe
United Kingdom	23,437	24,612	28,005
Germany	9,019	7,784	8,372
France	8,082	7,605	7,600
Other Europe	16,416	16,359	17,113

Asia Pacific Region
Japan	11,629	12,902	12,812
Australia	5,859	6,945	8,776
Other Asia Pacific	4,415	6,059	6,893
Total	$ 358,370	$ 367,432	$ 386,081
	========	========	========

           Net long-lived assets by principal geographic areas was as follows (in thousands):

	___________DECEMBER 31,__________
	___1999___	___2000___	___2001___

Americas
United States	$ 81,258	$ 80,721	$ 80,036
Other Americas	514	177	161

Europe
United Kingdom	1,452	18,299	16,660
Germany	137	121	66
France	73	76	52
Netherlands	1,631	1,374	1,252
Other Europe	519	375	297

Asia Pacific Region
Japan	1,178	874	841
Australia	1,420	4,880	4,483
Other Asia Pacific	661	725	575
Total	$ 88,843	$ 107,622	$ 104,423
	========	========	========

(12)    ACCRUED EXPENSES

           Accrued expenses consist of the following (in thousands):

	_____DECEMBER 31,____
	___2000___	___2001___

Accrued compensation and related expenses	$ 12,910	$ 13,798
Accrued income taxes	9,963	9,213
Other accrued expenses	17,035	15,879
	$ 39,908	$ 38,890
	========	========

(13)    ACQUISITIONS

(a)           Veterinary Reference Laboratories

           The Company's consolidated results of operations include the results of operations of two veterinary reference laboratory businesses acquired in 1999 for an aggregate purchase price of $4.1 million, the issuance of $0.5 million in unsecured notes payable, plus the assumption of certain liabilities. The Company's consolidated results of operations include two veterinary reference laboratory businesses acquired in 2000 for an aggregate purchase price of $3.4 million plus the assumption of certain liabilities.

           In connection with these acquisitions, the company entered into non-competition agreements with the sellers for up to ten years. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of these businesses has been included in the Company's consolidated results of operations since their respective dates of acquisition. The Company has not presented pro forma information because of immateriality. These acquisitions are as follows:

*        On March 31, 1999, the Company, through its wholly-owned subsidiary, IDEXX Veterinary Services, Inc., acquired the assets and assumed certain liabilities of the veterinary laboratory business of Sonora Quest Laboratories, LLC ("Sonora"), which operated a veterinary laboratory in Arizona.

*        On December 1, 1999, the Company, through its wholly-owned subsidiary, IDEXX Veterinary Services, Inc., acquired the assets and assumed certain liabilities of the veterinary laboratory business of the Tufts University School of Veterinary Medicine, which operated a veterinary laboratory in Massachusetts.

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

(b)      Genera Technologies Limited

           On August 11, 2000, the Company acquired Genera Technologies Limited, a U.K. based provider of products that test for cryptosporidia in water, for $8.9 million in cash and $8.3 million in notes to the former principal shareholder, of which $7.0 million is secured by cash in escrow. The Company also agreed to make four annual additional payments of up to $0.6 million (totaling $2.5 million) based upon performance of the business after the acquisition. The Company was not required to make the first annual payment. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the acquisition date. The Company has not presented pro forma information because of immateriality.

(c)      Blue Ridge Pharmaceuticals, Inc.

           On October 1, 1998, the Company acquired all of the capital stock of Blue Ridge Pharmaceuticals, Inc. ("Blue Ridge") for approximately $39.1 million in cash, $7.8 million in notes, 115,000 shares of the Company's Common Stock and warrants to acquire 806,000 shares of Common Stock at $31.59 per share which expire on December 31, 2003. In addition, the Company agreed to issue up to 1,241,000 shares of its Common Stock based on the achievement by the Company's pharmaceutical business (including Blue Ridge) of net sales and operating profit targets through 2004. All former shareholders received equal value in the form of cash/notes/stock, warrants and contingent shares on a per share basis. The notes bore interest at 6% annually and were paid in two equal annual installments on October 1, 1999 and 2000 to certain key employees of Blue Ridge. The 115,000 shares of Common Stock were issued in 2001 to a key employee of Blue Ridge. Blue Ridge is a development-stage animal health pharmaceutical company located in Greensboro, North Carolina. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the date of acquisition. The Company will record the issuance of any of the 1,241,000 shares discussed above as additional goodwill when the shares are issued.

(14)    DIVESTITURES

           Through a series of transactions in December 1999 and February 2000, the Company sold certain assets and subsidiaries of its Food and Environmental Division. As a result of these transactions, the Company recorded a net loss of approximately $0.4 million in 1999 and a net gain of $1.5 million in 2000. The results of operations of these businesses have been included in the consolidated results of operations through the respective sale dates. Pro forma information has not been presented because of immateriality.

(a)      IDEXX Food Safety Net Services, Inc.

           On December 21, 1999, the Company sold substantially all the assets in the business of IDEXX Food Safety Net Services, Inc. to Food Safety Net Services, Ltd. for $0.4 million cash, a $0.2 million note payable and the assumption of certain liabilities. The note bears interest at 6% and is due in twelve quarterly installments. In addition, the Company entered into a non-compete agreement for five years.

(b)      Food Products and Acumedia Manufacturers, Inc.

           During February 2000, the Company sold certain assets and the rights to its Lightning® , Simplate® and Bind® product lines and its subsidiary Acumedia for $10.4 million in cash, a $0.5 million note payable, and the assumption of certain liabilities. The note bore interest at 7% and was paid in 2001. In addition, the Company entered into non-compete agreements for up to five years.

(15)    SERVICE REVENUE

           Service revenue, which includes laboratory service revenue and maintenance and repair revenue, totaled approximately $72.6 million, $86.9 million and $96.1 million in 1999, 2000 and 2001, respectively. The cost of service revenue in 1999, 2000 and 2001 totaled approximately $58.8 million, $71.0 million and $74.1 million, respectively.

(16)    STOCK REPURCHASE PROGRAM

           During 1999 and 2000, the Board of Directors authorized the purchase of up to an aggregate of ten million shares of the Company's Common Stock in the open market or in negotiated transactions. As of December 31, 2000 and 2001, approximately 7,024,000 shares and 7,614,000 shares, respectively, of Common Stock had been repurchased under this program.

(17)    SUBSEQUENT EVENT

           In January 2002, the Company's Founder, Chairman and Chief Executive Officer was succeeded by its current Chairman and Chief Executive Officer. As a result of an October 2001 employment agreement, the Company is required to make certain payments to its former Chief Executive Officer and provide certain benefits to him following a succession to a new Chief Executive Officer. As a result of the succession, the Company will incur a pre-tax charge in the first quarter of 2002 of approximately $3.0 million, $2.0 million of which is non-cash.

(18)    SUMMARY OF QUARTERLY DATA (UNAUDITED)

           A summary of quarterly data follows (in thousands, except per share data):

	___________________2000 QUARTER ENDED___________________
	MARCH 31	__JUNE 30__	SEPTEMBER 30	DECEMBER 31

Revenue	$ 91,389	$ 94,076	$ 90,902	$ 91,065
Gross profit	43,782	46,419	42,957	44,018
Operating income	11,508	13,879	13,514	14,350
Net income	8,034	9,528	9,269	9,801
Earnings per share:
Basic	0.23	0.27	0.27	0.29
Diluted	0.22	0.26	0.26	0.28

	___________________2001 QUARTER ENDED___________________
	MARCH 31	__JUNE 30__	SEPTEMBER 30	DECEMBER 31

Revenue	$ 91,426	$ 102,001	$ 97,522	$ 95,132
Gross profit	43,865	49,513	46,421	43,532
Operating income	11,188	15,048	15,447	14,869
Net income	7,609	9,966	10,217	9,828
Earnings per share:
Basic	0.23	0.30	0.31	0.29
Diluted	0.22	0.29	0.30	0.28

SCHEDULE II

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	BALANCE AT	CHARGED TO		BALANCE
	BEGINNING	COSTS AND		AT END
	__OF YEAR___	__EXPENSES__	WRITE-OFFS	OF YEAR
Allowance for doubtful accounts receivable:
December 31, 1999	5,368	270	810	4,828
December 31, 2000	4,828	647	1,085	4,390
December 31, 2001	4,390	547	944	3,993

Accrued severance and lease cancellation reserve:
December 31, 1999	3,225	--	2,572	653
December 31, 2000	653	2,056	805	1,904
December 31, 2001	1,904	2,248	3,850	302