Form 10-Q
period 2002-03-31
IDEXX LABORATORIES INC /DE
filed 2002-05-14
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002.

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

           As of March 31, 2002, 33,949,514 shares of the registrant's Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

		PAGE
PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	March 31, 2002 and December 31, 2001	3

	Consolidated Statements of Operations
	Three Months Ended
	March 31, 2002 and March 31, 2001	4

	Consolidated Statements of Cash Flows
	Three Months Ended
	March 31, 2002 and March 31, 2001	5

	Notes to Consolidated Financial Statements	6-8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	9-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II -- OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

	SIGNATURES	16

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

PART I -- FINANCIAL INFORMATION

Item 1. -- Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	DECEMBER 31,	MARCH 31,
	_____2001______	_____2002______
ASSETS
Current Assets:
Cash and cash equivalents, $6,996 was restricted in 2001
and $7,244 is restricted in 2002	$ 66,666	$ 81,478
Short-term investments	12,893	15,373
Accounts receivable, less reserves of $3,993 in 2001 and
$3,932 in 2002	50,772	51,683
Inventories	86,194	85,145
Deferred income taxes	14,239	14,135
Other current assets	4,812	5,337
Total current assets	235,576	253,151
Long-Term Investments	21,016	25,934
Property and Equipment, at cost:
Land	1,189	1,188
Buildings	5,011	5,052
Leasehold improvements	19,566	20,492
Machinery and equipment	45,242	47,047
Construction in progress	5,991	6,578
Office furniture and equipment	31,703	32,025
	108,702	112,382
Less -- Accumulated depreciation and amortization	59,487	62,945
	49,215	49,437
Other Assets, net	67,300	66,842
	$ 373,107	$ 395,364
	========	=======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 10,887	$ 20,888
Accrued expenses	38,890	38,845
Notes payable	8,380	8,398
Deferred revenue	13,220	12,971
Total current liabilities	71,377	81,102
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock, $0.10 par value-- Authorized-- 60,000 shares
issued 41,354 shares in 2001 and 41,567 shares in 2002	4,135	4,157
Additional paid-in capital	313,883	319,088
Retained earnings	137,871	145,056
Accumulated other comprehensive loss	(6,694)	(6,574)
Treasury stock (7,614 shares in 2001 and 2002), at cost	(147,465)	(147,465)
Total stockholders' equity	301,730	314,262
	$ 373,107	$ 395,364
	========	========

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	____THREE MONTHS ENDED______
	MARCH 31,	MARCH 31,
	_______2001______	_______2002____

Revenue	$ 91,426	$ 96,551
Cost of revenue	47,561	53,490
Gross profit	43,865	43,061
Expenses:
Sales and marketing	14,874	13,698
General and administrative	10,378	11,865
Research and development	7,425	7,182
Income from operations	11,188	10,316
Interest income, net	701	570
Net income before provision for income taxes	11,889	10,886
Provision for income taxes	4,280	3,701
Net income	$ 7,609	$ 7,185
	=======	=======
Earnings per share: Basic	$ 0.23	$ 0.21
	=======	=======
Earnings per share: Diluted	$ 0.22	$ 0.21
	=======	=======
Weighted average shares outstanding: Basic	33,189	33,883
	=======	=======
Weighted average shares outstanding: Diluted	34,463	35,017
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	___________THREE MONTHS ENDED________
	MARCH 31,	MARCH 31,
	________2001_______	________2002________

Cash Flows from Operating Activities:
Net income	$ 7,609	$ 7,185
Adjustments to reconcile net income to net
cash provided (used ) by operating activities
Depreciation and amortization	5,149	4,674
Non-cash portion of CEO Succession charge	--	1,836
Provision for (benefit of) deferred income taxes	373	(120)
Changes in assets and liabilities, net of
acquisitions and disposals
Accounts receivable	428	(978)
Inventories	(11,558)	1,052
Other current assets	521	(554)
Accounts payable	(2,579)	9,997
Accrued expenses	(7,352)	1,342
Deferred revenue	450	(219)
Net cash provided (used) by operating activities	(6,959)	24,455
Cash Flows from Investing Activities:
Decrease (increase) in investments, net	11,565	(7,399)
Purchases of property and equipment	(2,638)	(3,793)
Increase in other assets	(1,124)	(668)
Net cash provided (used) by investing activities	7,803	(11,860)
Cash Flows from Financing Activities:
Purchase of treasury stock	(12,986)	--
Proceeds from the exercise of stock options	1,671	2,268
Net cash provided (used) by financing activities	(11,315)	2,268
Net Effect of Exchange Rate Changes	(673)	(51)
Net Increase (Decrease) in Cash and Cash Equivalents	(11,144)	14,812
Cash and Cash Equivalents, Beginning of Period	46,007	66,666
Cash and Cash Equivalents, End of Period	$ 34,863	$ 81,478
	=======	=======
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$ --	$ --
	=======	=======
Income taxes paid during the period	$ 8,500	$ 4,486
	=======	=======

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

           The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

           The Company has reclassified prior year amounts to conform to current year presentation.

2.        New Accounting Pronouncements

           In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations will cease upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 was not permitted nor is retroactive application to prior period (interim or annual) financial statements. The Company has assessed the provisions of SFAS No. 142 effective January 1, 2002 and ceased amortizing goodwill. The Company will assess the impact of initial impairment in the second quarter of 2002.

           Net income and earnings per share for the quarter ended March 31, 2001 adjusted to exclude amortization expense of goodwill (net of taxes) is as follows:

MARCH 31,
_______2001______
Net income:
Reported net income	$ 7,609
Goodwill amortization	1,155
Adjusted net income	$ 8,764

Basic earnings per share:
Reported basic earnings per share	$ .23
Goodwill amortization	.03
Adjusted basic earnings per share	$ .26

Diluted earnings per share:
Reported diluted earnings per share	$ .22
Goodwill amortization	.03
Adjusted diluted earnings per share	$ .25

           The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is complete a material charge will not be recorded.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). Adoption of SFAS No. 144 is required for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144, effective January 2002. The adoption of SFAS No. 144 had no material impact on the consolidated financial statements.

3.        Inventories

           Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	DECEMBER 31,	MARCH 31,
	_________2001________	__________2002________
Raw materials	$ 27,614	$ 27,964
Work-in-process	6,111	7,265
Finished goods	52,469	49,916
	$ 86,194	$ 85,145
	=======	=======

4.        Comprehensive Income (in thousands):

	________THREE MONTHS ENDED_____
	MARCH 31,	MARCH 31,
	_______2001_______	_______2002_______

Net income	$ 7,609	$ 7,185

Other comprehensive income (loss):
Foreign currency translation adjustments	(2,097)	(156)
Change in fair value of foreign currency
contracts classified as hedges, net of tax	1,040	327
Change in fair market value of investments,
net of tax	31	(51)
Comprehensive income	$ 6,583	$ 7,305
	======	======

5.        Earnings Per Share

           The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	________THREE MONTHS ENDED_____
	MARCH 31,	MARCH 31,
	_______2001______	_______2002______

Shares Outstanding For Basic Earnings Per Share:
Weighted average shares outstanding	33,189	33,883
	=====	=====
Shares Outstanding For Diluted Earnings Per Share:
Weighted average shares outstanding	33,189	33,883
Shares assumed issued for the acquisition of Blue Ridge
Pharmaceuticals, Inc.	115
Dilutive effect of options issued to employees	1,159	1,134
	34,463	35,017
	=====	=====

           Options to purchase 1,568,000 and 787,000 shares for 2001 and 2002, respectively, and warrants to purchase 806,000 shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive.

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

7.        Segment Reporting

           The Company conducts business principally in three major operating segments. The Company's operating segments include the Companion Animal Group ("CAG"), the Food and Environmental Group ("FEG") and other. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

           The CAG develops, designs, and distributes products and performs services for veterinarians. The CAG also manufactures certain biology-based test kits for veterinarians. The FEG develops, designs, manufactures and distributes products to detect disease and contaminants in food animals, food and water. Both the CAG and FEG distribute products and services worldwide. Other is primarily comprised of corporate research and development, CEO succession charge (See Note 9), and interest income.

           The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that most interest income and expense are not allocated to individual operating segments and income taxes are provided on each segment using the overall effective tax rate.

           The following is the segment information (in thousands):

_______THREE MONTHS ENDED________
	MARCH 31,	MARCH 31,
	_______2001_______	________2002_______
Revenue:
CAG	$ 73,567	$ 76,430
FEG	17,859	20,121
Other	--	--
Total revenue	$ 91,426	$ 96,551
	=======	=======
Net income:
CAG	$ 4,441	$ 5,238
FEG	3,035	3,975
Other	133	(2,028)
Total net income	$ 7,609	$ 7,185
	=======	=======

8.        Stock Repurchase Program

           The Company's Board of Directors has approved the repurchase of up to ten million shares of the Company's Common Stock. The Company may make such purchases in the open market or in negotiated transactions. During the three months ended March 31, 2002, the Company did not repurchase any shares. From the inception of the program to March 31, 2002, the Company had purchased 7,614,000 shares for $147.5 million.

9.       CEO Succession Charge

           In January 2002, the Company's Founder, Chairman and Chief Executive Officer was succeeded by its current Chairman and Chief Executive Officer. Under an employment agreement, the Company is required to make certain payments to its former Chief Executive Officer and provide certain benefits to him following this succession. During the three months ending March 31, 2002, the Company incurred a pre-tax charge of $2.9 million, $1.8 million of which was non-cash, related to this agreement.

Item 2.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

           We operate primarily through two business segments: the Companion Animal Group ("CAG") and the Food and Environmental Group ("FEG"). CAG comprises our veterinary diagnostic products and services, veterinary pharmaceuticals business, and veterinary information products and services. FEG comprises our services and products for water and dairy testing and our production animal services business.

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

           Our inventories as of March 31, 2002 included $8.5 million of raw materials associated with our nitazoxanide product in registration with the FDA, of which $8.4 million will expire and become unusable in 2004 and the remainder has no expiration date. We have completed manufacturing and efficacy components of our submission to the FDA. We have completed additional safety studies requested by the FDA with respect to this product and have submitted the results of these studies to the FDA. We believe that the product is approvable by the FDA and that this inventory will be saleable upon such approval. If this product is not approved by the FDA, we believe we have the ability to recoup a substantial portion of our costs through alternative future uses of the material or other means. We have provided reserves to cover estimated potential losses in this scenario. However, we cannot provide assurance that the FDA will approve this product or, if approval is not obtained, that our current estimates of recovery of our investment in this inventory will not change.

           Our inventories include $33.0 million of slides used in our chemistry instruments, which represents approximately 1.3 turns based on recent historical usage. These slides have a shelf life of 24 months at the date of manufacture. The average remaining shelf life at March 31, 2002 was 16.5 months. In addition, we are required to purchase $276.3 million of slides over the remaining nine years of our contract with Ortho-Clinical Diagnostics, Inc. We believe the demand for these slides is at a level sufficient to ensure that we will not incur a loss on the inventory or the contract. However, a reduction in the demand for slides could cause us to incur a loss related to our slide inventory or purchase commitments at a future date.

           As of March 31, 2002, our inventories included $6.9 million of component parts associated with our LaserCyte hematology instrument, which is in the final stages of development. In addition, we have placed $0.8 million in deposits with vendors to secure additional critical components and we have firm purchase commitments of an additional $5.5 million. We expect to launch this product in the second half of 2002 and to fully realize our investment and purchase commitments. However, if we are unable to introduce this product, or if we alter the final design, we may be required to write off a certain amount of the associated inventory.

           The nitazoxanide, chemistry slides and LaserCyte products are included in our CAG segment.

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

           When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based on a change in events and circumstances discussed above, we measure any impairment based on factors such as projected cash flows. Net intangible assets and goodwill amounted to $55.0 million as of March 31, 2002, consisting of $24.5 million related to veterinary laboratories (of which $24.1 million represents goodwill), $14.6 million related to water test products (of which $12.0 represents goodwill), $14.6 million related to veterinary pharmaceutical products (of which $13.7 million represents goodwill) and $1.3 million of other (of which $0.9 million represents goodwill).

           In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", became effective and as a result, we ceased to amortize approximately $50.9 million of goodwill. We had recorded approximately $1.3 million of amortization on these amounts during the quarter ended March 31, 2001 and would have recorded approximately $1.1 million of amortization during the same period in 2002, if the existing standards had been continued. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the second quarter of 2002.

           Net income and earnings per share for the quarter ended March 31, 2001 adjusted to exclude amortization expense of goodwill (net of taxes) is as follows:

MARCH 31,
_______2001______
Net income:
Reported net income	$ 7,609
Goodwill amortization	1,155
Adjusted net income	$ 8,764

Basic earnings per share:
Reported basic earnings per share	$ .23
Goodwill amortization	.03
Adjusted basic earnings per share	$ .26

Diluted earnings per share:
Reported diluted earnings per share	$ .22
Goodwill amortization	.03
Adjusted diluted earnings per share	$ .25

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

*   RESULTS OF OPERATIONS

           Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

           COMPANION ANIMAL GROUP

           Revenue for CAG increased $2.8 million, or 4% to $76.4 million from $73.6 million in the same period of the prior year. The increase was attributable primarily to an increase in sales of VetTest slides and veterinary reference laboratory services, partially offset by a decrease in sales of canine test kits and ACAREXX, a treatment for ear mites in cats, and by unfavorable foreign exchange. Higher sales of VetTest slides were attributable to depressed sales for the first quarter of 2001, which resulted from a discount program conducted during the second half of 2000, as well as to an increase in instrument placements in 2002. Increased sales of veterinary reference laboratory services were due to increased testing volume in existing laboratories in the U.S. Decreased sales of canine test kits resulted primarily from a reduction in distributor inventory levels for this product. Decreased sales of ACAREXX resulted primarily from strong sales during the same period in 2001 due to a December 2000 product launch.

           As of March 31, 2002 our U.S. veterinary diagnostic product distributors were holding $18.3 million of inventory, or approximately six weeks based on projected future sales. These distributors were carrying $21.8 million, or approximately eight weeks, of inventory as of March 31, 2001 and $22.5 million, or approximately eight weeks, of inventory as of December 31, 2001.

           Gross profit as a percent of CAG's revenue decreased to 41% from 46% in 2001. The decrease was attributable primarily to unfavorable variances and to the unfavorable product mix associated with the reduction in distributor inventory. The unfavorable variances were a result of a charge for VetTest and QBC® VetAutoread™ instruments and related parts due to a continuing review of realizability. These are not expected to recur in future reporting periods. The unfavorable product mix occurred because the reduction in distributor inventories had a disproportionate impact on sales of higher gross margin canine and feline test kits.

           Operating expenses relating to CAG decreased $3.0 million, or 11% to $23.7 million from $26.7 million in 2001. The decrease was attributable primarily to the discontinuation of goodwill amortization in accordance with SFAS No. 142 and a decrease in marketing expenses from the first quarter of 2001, which included expenses associated with the launch of ACAREXX.

           FOOD AND ENVIRONMENTAL GROUP

           Revenue for FEG increased $2.2 million, or 13% to $20.1 million from $17.9 million in 2001. The increase was attributable primarily to increased sales of livestock testing products and to a lesser extent increased sales of water testing products. The increase in sales of livestock testing products was due primarily to testing initiatives in Germany and Spain. The increase in sales of water testing products was due to strong performance in all geographies.

           Gross profit as a percent of FEG's revenue remained unchanged at 57%. Increased margin percentage attributable to water testing products was offset by decreased margins on livestock testing products.

           Operating expenses relating to FEG decreased $0.1 million, or 2% to $5.4 million from $5.5 million in 2001. The decrease was attributable primarily to lower marketing expenses in Production Animal Services.

           CEO SUCCESSION CHARGE

           In January 2002, our Founder, Chairman and Chief Executive Officer, was succeeded by our current Chairman and Chief Executive Officer. Under an employment agreement, we are required to make certain payments to our former Chief Executive Officer and provide certain benefits to him following this succession. During the three months ended March 31, 2002, we incurred a pre-tax charge of $2.9 million, $1.8 million of which was non-cash, related to this agreement.

           INTEREST INCOME, NET

           Net interest income was $0.6 million for the quarter ended March 31, 2002 compared with $0.7 million for the same period in the prior year. The decrease in interest income was due to lower effective interest rates, partially offset by higher invested cash balances.

*   PROVISION FOR INCOME TAXES

           Our effective tax rate was 34% for the three month period ended March 31, 2002 compared with 36% for the three month period ended March 31, 2001. The reduction in the effective tax rate was due to the elimination of non-deductible goodwill associated with the adoption of SFAS No. 142 and, to a lesser extent, the continued realization of tax benefits resulting from business operations in jurisdictions with lower effective income tax rates.

*   RECENT ACCOUNTING PRONOUNCEMENTS

           In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

           In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). We adopted the requirements of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires companies to test all goodwill for impairment and to cease amortization of this asset. The provisions of SFAS No. 142 apply to all goodwill regardless of when it was acquired. The impact of adoption of this standard is disclosed in "Critical Accounting Policies" above.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS No. 144"). Adoption of the standard was required no later than the first quarter of 2002. We adopted SFAS No. 144 effective January 2002.

*   LIQUIDITY AND CAPITAL RESOURCES

           At March 31, 2002, we had $96.9 million of cash, cash equivalents and short-term investments (of which $7.0 million was restricted) and working capital of $172.0 million. As of March 31, 2002, we had long-term investments of $25.9 million.

           We have entered into a $20.0 million uncommitted line of credit with a large multi-national bank. Under the terms of this agreement the bank retains the right to approve all borrowings and all borrowings are due on demand. Any borrowings under this line will bear interest at the bank's prime rate. There were no loans outstanding under this agreement at March 31, 2002.

           We purchased approximately $3.8 million in fixed assets during the quarter ended March 31, 2002, principally related to the CAG segment. Our total capital budget for 2002 is approximately $17.0 million. Cash provided by operating activities was $24.5 million during the quarter ended March 31, 2002. Cash of $12.3 million was provided by accounts payable for contractual supply agreements related to instrument consumables. In the first quarter of 2001, net income was $7.6 million and cash used by operating activities was $7.0 million, compared to net income of $7.2 million and cash provided by operating activities of $24.5 million for the current year. The differences in operating cash flow represents changes in current assets and liabilities.

           In April 2002 the Company paid $7.5 million in notes payable, of which $7.0 was paid from restricted cash.

           During 1999 and 2000, the Board of Directors authorized the purchase of up to ten million shares of our Common Stock in the open market or in negotiated transactions. As of March 31, 2002, approximately 7,614,000 cumulative shares had been repurchased under this program.

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

           IDEXX Purchases Materials for Its Products From a Limited Number of Sources.

           We currently purchase certain products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and therefore may not be available from other sources. These products include our chemistry and hematology analyzers and related consumables, active ingredients for pharmaceutical products and certain components of our SNAP® devices. If we are unable to obtain adequate quantities of these products in the future, then we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations.

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

Item 3. -- Quantitative and Qualitative Disclosures About Market Risk

           The Company's financial market risk consists primarily of foreign currency exchange risk. The Company operates subsidiaries in 13 foreign countries and transacts business in local currencies. The Company attempts to hedge its cash flow on intercompany sales to minimize foreign currency exposure.

           The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and options with a duration of less than 12 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals and are included in the basis of the underlying transaction.

           Based on the Company's overall currency rate exposure at March 31, 2002, including derivative and other foreign currency sensitive instruments, a 5% change in exchange rate balances denominated in foreign currencies which are not the functional currency would not have a material impact on the results of operation. However, the effects of a 5% change in exchange rates, if not offset by hedge contracts or related price adjustments would have a material impact on the results of operations.
PART II -- OTHER INFORMATION

Item 6. -- Exhibits and Reports on Form 8-K

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the fiscal quarter for which this report is filed:

	1.	Form 8-K dated March 22, 2002 reporting the dismissal of Arthur Andersen LLP as the Company's independent auditor.
	2.	Form 8-K dated March 29, 2002 reporting the engagement of PricewaterhouseCoopers LLP as the Company's independent auditor.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

Date: May 14, 2002

/s/ Merilee Raines
Merilee Raines
Vice President, Finance and Treasurer
(Principal Financial Officer)