Form 10-Q
period 2002-06-30
IDEXX LABORATORIES INC /DE
filed 2002-08-14
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002.

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

          As of July 31, 2002, 33,284,285 shares of the registrant's Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

		PAGE
PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	December 31, 2001 and June 30, 2002	3

	Consolidated Statements of Operations
	Three and Six Months Ended
	June 30, 2001 and June 30, 2002	4

	Consolidated Statements of Cash Flows
	Three and Six Months Ended
	June 30, 2001 and June 30, 2002	5

	Notes to Consolidated Financial Statements	6-9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

PART II -- OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES	20

Forward Looking Information

          This Quarterly Report on Form 10-Q includes certain forward-looking statements about the business of IDEXX Laboratories, Inc. and its subsidiaries ("IDEXX" or the "Company"). Such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to vary materially from those indicated in such forward-looking statements. These risks and uncertainties are discussed in more detail in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report.

PART I -- FINANCIAL INFORMATION

Item 1. -- Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	DECEMBER 31,	JUNE 30,
	_____2001______	_____2002______
ASSETS
Current Assets:
Cash and cash equivalents, $6,996 was restricted in 2001
and $308 is restricted in 2002	$ 66,666	$ 68,570
Short-term investments	12,893	21,585
Accounts receivable, less reserves of $3,993 in 2001 and
$3,256 in 2002	50,772	48,004
Inventories	86,194	75,541
Deferred income taxes	14,239	14,035
Other current assets	4,812	5,998
Total current assets	235,576	233,733
Long-Term Investments	21,016	24,888
Property and Equipment, at cost:
Land	1,189	1,192
Buildings	5,011	5,083
Leasehold improvements	19,566	20,284
Machinery and equipment	45,242	47,321
Construction in progress	5,991	8,360
Office furniture and equipment	31,703	33,300
	108,702	115,540
Less -- Accumulated depreciation and amortization	59,487	66,028
	49,215	49,512
Other Assets, net	67,300	67,416
	$ 373,107	$ 375,549
	========	=======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 10,887	$ 7,987
Accrued expenses	38,890	47,911
Notes payable	8,380	950
Deferred revenue	13,220	13,402
Total current liabilities	71,377	70,250
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock, $0.10 par value-- Authorized-- 60,000 shares
issued 41,354 shares in 2001 and 41,927 shares in 2002	4,135	4,193
Additional paid-in capital	313,883	325,805
Retained earnings	137,871	158,020
Accumulated other comprehensive loss	(6,694)	(4,362)
Treasury stock (7,614 shares in 2001 and 8,650 in 2002), at cost	(147,465)	(178,357)
Total stockholders' equity	301,730	305,299
	$ 373,107	$ 375,549
	========	========

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

_ ___THREE MONTHS ENDED___ ___			__ __SIX MONTHS ENDED__ ____
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	______2001______	______2002______	_____ 2001 ____	_____ 2002 ____

Revenue	$ 102,001	$ 105,690	$ 193,427	$ 202,241
Cost of revenue	52,488	55,795	100,049	109,285
Gross profit	49,513	49,895	93,378	92,956
Expenses:
Sales and marketing	15,983	14,392	30,857	28,090
General and administrative	10,874	9,078	21,252	20,943
Research and development	7,608	7,726	15,033	14,908
Income from operations	15,048	18,699	26,236	29,015
Interest income, net	524	943	1,225	1,513
Net income before provision for income taxes	15,572	19,642	27,461	30,528
Provision for income taxes	5,606	6,678	9,886	10,379
Net income	$ 9,966	$ 12,964	$ 17,575	$ 20,149
	=======	=======	=======	=======
Earnings per share: Basic	$ 0.30	$ 0.38	$ 0.53	$ 0.60
	=======	=======	=======	=======
Earnings per share: Diluted	$ 0.29	$ 0.37	$ 0.51	$ 0.57
	=======	=======	=======	=======
Weighted average shares outstanding: Basic	32,976	33,821	33,086	33,851
	=======	=======	=======	=======
Weighted average shares outstanding: Diluted	34,660	35,193	34,555	35,164
	=======	=======	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	_____ ______SIX MONTHS ENDED___ _____
	JUNE 30,	JUNE 30,
	________2001_______	________2002________

Cash Flows from Operating Activities:
Net income	$ 17,575	$ 20,149
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation and amortization	10,322	9,682
Non-cash portion of CEO succession charge	--	1,836
Provision for deferred income taxes	746	241
Changes in assets and liabilities, net of
acquisitions and disposals:
Accounts receivable	(280)	4,177
Inventories	(13,766)	10,719
Other current assets	(208)	(1,183)
Accounts payable	(2,592)	(2,779)
Accrued expenses	(4,584)	10,875
Deferred revenue	1,150	44
Net cash provided by operating activities	8,363	53,761
Cash Flows from Investing Activities:
Decrease (increase) in investments, net	8,485	(12,395)
Purchases of property and equipment	(8,207)	(7,534)
Increase in other assets	(1,844)	(1,213)
Net cash used by investing activities	(1,566)	(21,142)
Cash Flows from Financing Activities:
Purchase of treasury stock	(12,986)	(29,830)
Payment of notes payable	--	(7,462)
Proceeds from the exercise of stock options	9,371	5,645
Net cash used by financing activities	(3,615)	(31,647)
Net Effect of Exchange Rate Changes	306	932
Net Increase in Cash and Cash Equivalents	3,488	1,904
Cash and Cash Equivalents, Beginning of Period	46,007	66,666
Cash and Cash Equivalents, End of Period	$ 49,495	$ 68,570
	=======	=======
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$ --	$ 38
	=======	=======
Income taxes paid during the period	$ 12,421	$ 7,257
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

          The accompanying unaudited, consolidated financial statements of IDEXX have been prepared in accordance with generally accepted accounting principles for interim financial information and with the requirements of Form 10-Q.

          The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          The Company has reclassified prior year amounts to conform to current year presentation.

2.       New Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations ceased upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 was not permitted nor was retroactive application to prior period (interim or annual) financial statements. The Company has assessed the provisions of SFAS No. 142 effective January 1, 2002 and ceased amortizing goodwill. The Company completed testing of goodwill for impairment on adoption and determined that no impairment occurred upon initial adoption of SFAS No. 142.

          The Company tested for impairment by comparing the carrying value of its net assets by reporting unit including goodwill to the estimated fair value of the related reporting unit. The Company estimated the fair value of its reporting units with goodwill using discounted cash flow analysis.

          Net intangible assets and goodwill amounted to $56.0 million as of June 30, 2002, consisting of $23.7 million related to veterinary laboratories (of which $23.3 million represents goodwill), $15.7 million related to water test products (of which $12.8 million represents goodwill), $14.6 million related to veterinary pharmaceutical products (of which $13.7 million represents goodwill) and $2.0 million of other (of which $1.7 million represents goodwill). The Company recorded approximately $2.5 million of goodwill amortization on these amounts during the six months ended June 30, 2001 and would have recorded approximately $2.2 million of goodwill amortization during the same period in 2002, if the existing standards had been continued. The Company recorded $0.8 million and $0.3 million of other intangible amortization during the six months ended June 30, 2001 and June 30, 2002, respectively. The Company recorded $0.3 million and $0.1 million of other intangible amortization during the three months ended June 30, 2001 and June 30, 2002, respectively.

          Net income and earnings per share for the three months and six months ended June 30, 2001 adjusted to exclude amortization expense of goodwill (net of taxes) is as follows:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30,	JUNE 30,
	_______ 2001 ______	_______ 2001 ______
Net income:
Reported net income	$ 9,966	$ 17,575
Goodwill amortization	1,118	2,246
Adjusted net income	$ 11,084	$ 19,821

Basic earnings per share:
Reported basic earnings per share	$ .30	$ .53
Goodwill amortization	.04	.07
Adjusted basic earnings per share	$ .34	$ .60

Diluted earnings per share:
Reported diluted earnings per share	$ .29	$ .51
Goodwill amortization	.03	.06
Adjusted diluted earnings per share	$ .32	$ .57

Intangible assets consist of the following (in thousands):

	________DECEMBER 31, 2001________		__________JUNE 30, 2002___________
		ACCUMULATED		ACCUMULATED
	COST	AMORTIZATION	COST	AMORTIZATION

Existing technologies	$ 1,945	$ 1,911	$ 1,945	$ 1,945
Licenses	1,575	491	1,600	592
Customer lists	291	87	341	118
Non-Compete agreements	280	120	280	143
Patents	3,051	283	3,209	404
Other	567	471	417	338
	7,709	3,363	7,792	3,540
	======	======	======	======

Amortization expense of intangible assets will be as follows (in thousands):

2002	$ 530
2003	457
2004	422
2005	334
2006	315

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

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds FASB SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of SFAS No. 145 was required after May 15, 2002, while other provisions must be adopted with financial statements issued after May 15, 2002 or the year beginning after May 15, 2002. The Company does not expect adoption of SFAS No. 145 to have a material impact on its operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Adoption of SFAS No. 146 is required for exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have material impact on its operations.

3.       Inventories

          Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	DECEMBER 31,	JUNE 30,
	_________2001________	__________2002________
Raw materials	$ 24,260	$ 23,183
Work-in-process	6,778	6,124
Finished goods	55,156	46,234
	$ 86,194	$ 75,541
	=======	=======

4.       Comprehensive Income (in thousands):

____ _THREE MONTHS ENDED _ __			_____ _SIX MONTHS ENDED_ _
JUNE 30,		JUNE 30,	JUNE 30,	JUNE 30,
_______2001_______		_______2002_______	_______2001_______	_______2002_______

Net income	$ 9,966	$ 12,964	$ 17,575	$ 20,149

Other comprehensive income (loss):
Foreign currency translation adjustments	(412)	3,821	(2,509)	3,665
Change in fair value of foreign currency
contracts classified as hedges, net of tax	(221)	(1,764)	819	(1,437)
Change in fair market value of investments,
net of tax	(4)	155	27	104
Comprehensive income	$ 9,329	$ 15,176	$ 15,912	$ 22,481
	======	======	======	======

5.       Earnings Per Share

          The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	____ THREE MONTHS ENDED_ ___		_____ _SIX MONTHS ENDED _____
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	______2001_____	______2002_____	______2001_____	______2002_____

Shares Outstanding For Basic Earnings Per Share:
Weighted average shares outstanding	32,976	33,821	33,086	33,851
	=====	=====	=====	=====
Shares Outstanding For Diluted Earnings Per Share:
Weighted average shares outstanding	32,976	33,821	33,086	33,851
Shares assumed issued for the acquisition of Blue Ridge
Pharmaceuticals, Inc	115	--	115	--
Dilutive effect of options issued to employees	1,569	1,372	1,354	1,313
	34,660	35,193	34,555	35,164
	=====	=====	=====	=====

          Options to purchase 202,000 shares for the three months ended June 30, 2001, 309,000 shares for the six months ended June 30, 2001, 228,000 shares for the three months ended June 30, 2002 and 214,000 shares for the six months ended June 30, 2002, and warrants to purchase 806,000 shares (at $31.59 per share) have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. Anti-dilutive options at June 30, 2002 have a weighted average exercise price of $30.03. The weighted average price used to calculate the dilutive effect of options issued to employees was $28.63 and $27.58, respectively, for the three and six months ended June 30, 2002. During the six months ended June 30, 2002, the Company issued options to acquire 1.3 million shares with a weighted average exercise price of $26.27.

6.       Commitments and Contingencies

          From time to time, the Company has received notices alleging that the Company's products infringe third-party proprietary rights. In particular, the Company has received notices claiming that certain of the Company's immunoassay products infringe third-party patents, although the Company is not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that may be commenced against the Company. If the Company loses any such litigation, it may be stopped from selling certain products and/or it may be required to pay damages as a result of the litigation.

7.       Segment Reporting

          The Company conducts business principally in two major operating segments, the Companion Animal Group ("CAG") and the Food and Environmental Group ("FEG"). The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

          CAG develops, designs, and distributes products and performs services for veterinarians. CAG also manufactures certain biology-based test kits for veterinarians. FEG develops, designs, manufactures and distributes products to detect disease and contaminants in food animals, food and water. Both CAG and FEG distribute products and services worldwide. Other is primarily comprised of corporate research and development, CEO succession charge (See Note 9), and interest income.

          The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that most interest income and expense are not allocated to individual operating segments and income taxes are provided on each segment using the overall effective tax rate.

          The following is the segment information (in thousands):

	THREE MONTHS ENDED		_______ SIX MONTHS ENDED ________
	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	_______2001_______	________2002_______	_______2001_______	________2002_______
Revenue:
CAG	$ 82,519	$ 84,613	$ 156,086	$ 161,043
FEG	19,482	21,077	37,341	41,198
Other	--	--	--	--
Total revenue	$ 102,001	$ 105,690	$ 193,427	$ 202,241
	=======	=======	=======	=======
Net income:
CAG	$ 6,561	$ 9,285	$ 11,002	$ 14,523
FEG	3,481	3,902	6,516	7,877
Other	(76)	(223)	57	(2,251)
Total net income	$ 9,966	$ 12,964	$ 17,575	$ 20,149
	=======	=======	=======	=======

8.       Treasury Stock

          The Company's Board of Directors has approved the repurchase of up to ten million shares of the Company's Common Stock. The Company may make such purchases in the open market or in negotiated transactions. During the six months ended June 30, 2002, the Company repurchased approximately 1.0 million shares for $29.8 million. From the inception of the program to June 30, 2002, the Company had purchased 8.6 million shares for $177.3 million. In addition, during the quarter ended June 30, 2002 the Company received 36,054 shares of stock with a fair market value of $1.1 million in payment of the exercise price of outstanding stock options. The holder had previously owned the 36,054 shares for greater than six months.

9.       CEO Succession Charge

          In January 2002, the Company's Founder, Chairman and Chief Executive Officer was succeeded by its current Chairman and Chief Executive Officer. Under an employment agreement, the Company is required to make certain payments to its former Chief Executive Officer and provide certain benefits to him following this succession. During the three-month periods ending March 31, 2002 and June 30, 2002, the Company incurred pre-tax charges related to this agreement of $2.9 million and $0.5 million, respectively, of which $1.8 million was non-cash.

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

          Inventory

          Our inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. We write-down inventory for estimated obsolescence based upon assumptions about future demand and market conditions, which may negatively affect our ability to dispose of inventory. If actual market conditions are less favorable than those assumed by management, additional inventory write-downs may be required, which would have a negative effect on our results of operations. Certain major components of our inventory are discussed in more detail below.

          Nitazoxanide. Our nitazoxanide product for the treatment of equine protozoal myeloencephalitis ("EPM") is in registration with the U.S. Food and Drug Administration ("FDA"). We have completed the manufacturing and efficacy components of our submission, and in April 2002 we submitted the results of additional safety studies requested by the FDA. Our inventories as of June 30, 2002 included $8.5 million of inventory associated with the nitazoxanide product, consisting of $8.3 million of active ingredient and $0.2 million of other raw materials. The $8.3 million of active ingredient included in inventory at June 30, 2002 will expire in 2004. Expiration dates are based on a shelf life of 48 months from the date of manufacture for the active ingredient. Upon use of unexpired active ingredient in the manufacture of finished goods, the active ingredient shelf life is no longer relevant. The shelf life of the finished goods is measured from the date of manufacture, regardless of the age of the active ingredient used to manufacture the finished goods. The shelf life of the finished goods is currently 24 months from date of manufacture, although we anticipate, based on stability data that we have submitted to the FDA, that the shelf life of the finished goods will be extended to 36 months if and when the product is approved by the FDA.

          We evaluate our nitazoxanide inventory on a quarterly basis for realizability. In the quarter ended June 30, 2002, we incurred no further write-downs for this inventory. Our quarterly evaluation is based upon the expiration dates described, assumptions regarding the timing of FDA approval and our launch of the product and assumptions regarding sales volumes that we expect to achieve following approval and launch of the product. We believe that the product will be approved in late 2002 and launched in early 2003, that the worldwide market for EPM treatments is approximately $50 million annually, and that our nitazoxanide product will capture approximately 25-40% of that market over four years following launch. Should FDA approval be delayed beyond 2003 or should sales volumes be lower than those assumed, additional active ingredient and finished goods would expire and would need to be written off. For example, if FDA approval was obtained in late 2002, but sales volumes over the next four years were fifty percent lower than anticipated, and assuming a shelf life of 36 months for finished goods inventory, approximately $1.6 million of additional inventory would expire and require a charge to operations.

          If we do not receive FDA approval of the nitazoxanide product, and if we then elect to terminate our license to use the active ingredient, we have the right to require our supplier to repurchase the active ingredient at a price equal to our cost. We have no assurances that our supplier has the financial ability to repurchase all of this inventory. To the extent we were unable to sell the active ingredient to our supplier, we would incur a loss in the amount of any unrecovered costs of the active ingredient. This could result in a loss of up to the full value of our net inventory, or $8.5 million as of June 30, 2002.

          VetTest® Slides. Our inventories as of June 30, 2002 included $25.7 million of slides used in our VetTest chemistry instruments, which represents approximately 1.5 turns based on recent historical usage. Most of the slides have a shelf life of 24 months at the date of manufacture. The average remaining shelf life at June 30, 2002 was 16.5 months. In addition, we are required to purchase a minimum of $268.5 million of slides over the remaining life of our contract with Ortho-Clinical Diagnostics, Inc. ("Ortho"), which expires on December 31, 2010.

          We evaluate potential losses over the life of the Ortho contract on a quarterly basis. During the quarter ended June 30, 2002, we recorded a loss on the contract of approximately $0.4 million. Our quarterly evaluation is based on an estimate of the value of slides that we are required to purchase under the contract but that will expire before sale. The estimated loss is calculated based on the expiration dating described, and an evaluation of our minimum contractual purchase obligations relative to assumptions regarding (i) the per-customer growth in demand for slides over the life of the contract, and (ii) changes over the life of the contract in the size of our installed base of VetTest customers resulting from (a) new VetTest instrument placements by us and (b) loss of customers who switch to other chemistry analyzers supplied by IDEXX or its competitors. We have assumed that unit sales of VetTest slides will grow 9% and 7% in 2002 and 2003, respectively, over the prior years. This assumption is consistent with our data regarding growth in demand from veterinary clinics for slides during 2001 and the first six months of 2002. We also have assumed that growth rates will decline from 2004 through the end of the Ortho contract. If our assumptions regarding the per-customer demand for slides or the changes in the installed base of VetTest instruments are incorrect, we could incur additional losses beyond the amounts reserved to date, which could be material.

           LaserCyte™ hematology instrument. As of June 30, 2002, our inventories included $6.8 million of component parts associated with our LaserCyte hematology instrument, which is in the final stages of development. In addition, we have placed $0.9 million in deposits with vendors to secure additional critical components and we have firm purchase commitments of an additional $3.0 million. We expect to launch this product in the second half of 2002 and to fully realize our investment and purchase commitments. However, if we are unable to introduce this product, or if we alter the final design, we may be required to write off some or all of the associated inventory.

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

          When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based on a change in events and circumstances discussed above, we measure any impairment based on factors such as projected cash flows. Net intangible assets and goodwill amounted to $56.0 million as of June 30, 2002, consisting of $23.7 million related to veterinary laboratories (of which $23.3 million represents goodwill), $15.7 million related to water test products (of which $12.8 million represents goodwill), $14.6 million related to veterinary pharmaceutical products (of which $13.7 million represents goodwill) and $2.0 million of other (of which $1.7 million represents goodwill).

          In 2002, SFAS No. 142 became effective and as a result, we ceased to amortize goodwill, but continued to amortize all other intangibles. We had recorded approximately $2.5 million of goodwill amortization on these amounts during the six months ended June 30, 2001 and would have recorded approximately $2.2 million of goodwill amortization during the same period in 2002, if the existing standards had been continued. In addition, we recorded $0.8 million of other intangible amortization during the six months ended June 30, 2001 and $0.3 million during the six months ended June 30, 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed the initial impairment review and determined that no impairment occurred.

          Net income and earnings per share for the three months and six months ended June 30, 2001 adjusted to exclude amortization expense of goodwill (net of taxes) is as follows:

	THREE MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30,	JUNE 30,
	________ 2001 _______	_______ 2001 ______
Net income:
Reported net income	$ 9,966	$ 17,575
Goodwill amortization	1,118	2,246
Adjusted net income	$ 11,084	$ 19,821

Basic earnings per share:
Reported basic earnings per share	$ .30	$ .53
Goodwill amortization	.04	.07
Adjusted basic earnings per share	$ .34	$ .60

Diluted earnings per share:
Reported diluted earnings per share	$ .29	$ .51
Goodwill amortization	.03	.06
Adjusted diluted earnings per share	$ .32	$ .57

          Revenue Recognition

          We recognize product revenue at the time of shipment (including to distributors) for substantially all products except software licenses and hardware systems. We recognize revenue from non-cancelable software licenses and hardware systems upon installation of the software or hardware because at this time collection is probable and we have no significant further obligations after installation. Our distributors do not have the right to return products. Service revenue is recognized at the time the service is performed. Maintenance revenue is billed in advance and recognized over the life of the contracts, usually one year or less. Certain instrument systems are sold to a third-party finance company that leases these systems to its customers with a right-of-return privilege. We allow the third-party finance company to return these instruments to us for a partial refund based on the time from product return to end of lease term. Therefore we recognize revenue under these contracts over the term of the underlying customer lease contract. We record estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers future rights such as free or discounted goods or services or trade-in rights.

          Income Taxes

          We account for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

          We do not provide for U.S. income taxes on earnings of our subsidiaries outside of the U.S. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

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

          In the second half of 2002, we expect to introduce the LaserCyte hematology instrument. We expect that sales of this system will cause warranty expense to increase significantly. We will charge warranty expense to the cost of LaserCyte sales based upon our experience with instrument sales and engineering information about the system. Should actual warranty expense exceed our estimates, our cost of sales of LaserCyte systems would increase.

*  RESULTS OF OPERATIONS

COMPANION ANIMAL GROUP

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

          Revenue for CAG increased $2.1 million, or 3% to $84.6 million from $82.5 million in the same period of the prior year. The increase was attributable primarily to an 18% increase in sales of canine test kits and a 10% increase in sales of veterinary reference laboratory services, partially offset by an 18% decrease in sales of feline test kits and a 6% decrease in sales of VetTest slides. Higher sales of canine test kits were attributable to strong sales of the SNAP® 3Dx™ test kits, which increased 144% over 2001 and which carry a higher price than our heartworm-only tests, and to a lesser extent increased prices on canine test products. Increased sales of veterinary reference laboratory services were due to increased testing volume in existing laboratories worldwide and to a lesser extent increased prices in the U.S. Decreased sales of feline test kits and VetTest slides resulted from a reduction in U.S. distributor inventory levels for these products.

          As of June 30, 2002 our U.S. veterinary diagnostic product distributors were holding $13.4 million of inventory, compared to $22.3 million of inventory as of June 30, 2001 and $22.5 million of inventory as of December 31, 2001. We have decreased the inventory levels at distributors as part of a plan to create a more efficient supply chain.

          Gross profit as a percent of CAG's revenue decreased to 45% from 46% in 2001. The decrease was attributable to a loss on currency hedge contracts versus a gain in 2001; inventory write-downs related primarily to VetTest slides; unfavorable product mix due primarily to incremental instruments cumulatively placed under rental agreements, which have lower gross margins, and to additional sales of lower margin veterinary laboratory services; and elimination of favorable purchase price variance that occurred in 2001. These decreases were partially offset by productivity improvements in cost of service in our veterinary reference laboratories and our practice management information systems businesses and by price increases in certain canine test kits and in our veterinary reference laboratory business. The provision for slide obsolescence was a result of our estimates of future loss under our supply agreement with Ortho, as discussed above.

          Operating expenses relating to CAG decreased $3.7 million, or 13% to $24.2 million from $27.9 million in 2001. The decrease was attributable to a 24% decrease in general and administrative expenses and a 12% decrease in sales and marketing expenses. The reduction in general and administrative expense was attributable to the elimination of goodwill amortization in accordance with SFAS No. 142; currency exchange gains, which are recorded as a reduction to general and administrative expense, on balances denominated in a currency other than our subsidiaries' functional currency; and recovery of bad debt provisions due to favorable receivable collection results. The reduction in sales and marketing expenses was a result of higher expenses in 2001 associated primarily with a marketing program related to our feline test kits, and of the elimination of a dedicated pharmaceutical sales force, partially offset by higher sales commissions in 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

          Revenue for CAG increased $4.9 million, or 3% to $161.0 million from $156.1 million in the same period of the prior year. The increase was attributable primarily to an 8% increase in sales of veterinary reference laboratory services, a 4% increase in sales of VetTest slides, and a 5% increase in sales of canine test kits, partially offset by a 12% decrease in sales of feline test kits. Increased sales of veterinary reference laboratory services were due to increased testing volume in existing laboratories worldwide. Sales of VetTest slides were higher in the first six months of 2002 in part because sales in the first quarter of 2001 were depressed due to the impact of a volume discount program conducted during the second half of 2000. Sales of VetTest slides also increased due to higher demand, partially offset by a reduction in distributor inventories. Higher sales of canine test kits were attributable primarily to strong sales of the SNAP 3Dx test kits as described above. Decreased sales of feline test kits resulted from a reduction in distributor inventory levels.

          Gross profit as a percent of CAG revenue decreased to 43% from 46% in 2001. The decrease was attributable to inventory write-downs related primarily to VetTest and QBC®VetAutoread ™ instruments and related parts and VetTest slides as discussed above; a loss on foreign currency hedge contracts versus a gain in 2001; unfavorable product mix due to incremental instruments in our rental program as discussed above and additional sales of our lower margin laboratory services; and elimination of favorable purchase price variance that occurred in 2001. The decreases were partially offset by productivity improvements in cost of service in the veterinary reference laboratories and practice management information systems businesses.

            Operating expenses relating to CAG decreased $6.7 million, or 12% to $47.9 million from $54.6 million in 2001. The decrease was due to a 20% decrease in general and administrative expense, a 10% decrease in sales and marketing expense and a 5% decrease in research and development expense. The reduction in general and administrative expense was attributable to the elimination of goodwill amortization in accordance with SFAS No. 142; currency exchange gains, which are recorded as a reduction to general and administrative expense, on balances denominated in a currency other than our subsidiaries' functional currency; and the recovery of bad debt provisions due to favorable receivable collection results. The decrease in sales and marketing expense was attributable to higher 2001 expenses associated with the feline test kit marketing program discussed above and the launch of our ACAREXX™ treatment for ear mites in 2001, and to elimination of a dedicated pharmaceutical sales force in the third quarter of 2001. The decrease in research and development expenses was due to reduced expenses in each major product line within CAG.

FOOD AND ENVIRONMENTAL GROUP

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

          Revenue for FEG increased $1.6 million, or 8% to $21.1 million from $19.5 million in 2001. The increase was attributable primarily to a 26% increase in sales of poultry and livestock testing products and a 5% increase in sales of water testing products, partially offset by an 8% decrease in sales of dairy testing products, resulting primarily from lower U.S. sales. The increase in sales of poultry and livestock testing products was due primarily to higher unit sales that resulted from livestock testing initiatives in Germany. The increase in sales of water testing products was due primarily to higher unit sales in Europe.

          Gross profit as a percent of FEG's revenue decreased to 55% from 58% in 2001. The decrease was attributable primarily to a write-down of excess Parallux® dairy testing instruments and related parts and to unfavorable manufacturing variances related to the poultry and livestock and the dairy product lines due to product obsolescence and scrap. These decreases were partially offset by price increases in water testing products and poultry and livestock product lines and favorable product mix that resulted from higher sales of poultry and livestock products.

          Operating expenses relating to FEG decreased $0.2 million, or 3% to $5.7 million from $5.9 million in 2001. The decrease was due to a 10% decrease in general and administrative expense and a 2% decrease in research and development expense. The decrease in general and administrative expense was attributable to the elimination of goodwill amortization in accordance with SFAS No. 142 and the recovery of bad debt provisions due to favorable receivable collection results. The decrease in research and development expense was attributable to a decrease in expenses associated with the dairy testing product line, offset by higher expenses associated with the poultry and livestock product line, in particular with respect to the development of tests for bovine spongiform encephalopathy ("BSE") and related diseases.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

          Revenue for FEG increased $3.9 million, or 10% to $41.2 million from $37.3 million in 2001. The increase was attributable primarily to a 23% increase in sales of poultry and livestock testing products and to an 8% increase in sales of water testing products. The increase in sales of poultry and livestock testing products was due primarily to increased unit sales resulting from livestock testing initiatives in Germany. The increase in sales of water testing products was due primarily to higher unit sales in the U.S. and Europe.

          Gross profit as a percent of FEG's revenue decreased to 56% from 58% in 2001. The decrease was attributable to a write-down of excess Parallux dairy testing instruments and related parts and to unfavorable manufacturing variances related to the poultry and livestock and the dairy product lines due to product obsolescence and scrap. These decreases were partially offset by price increases primarily in the poultry and livestock and water testing product lines and favorable product mix as discussed above.

          Operating expenses relating to FEG decreased $0.3 million, or 3% to $11.1 million from $11.4 million in 2001. The decrease was due to a 5% decrease in general and administrative expense and a 3% decrease in research and development expense. The decrease in general and administrative expense was attributable primarily to elimination of goodwill amortization in accordance with SFAS No. 142 and a reduction in bad debt provisions due to favorable receivable collection results. The decrease in research and development expense was attributable to a decrease in expenses associated with the dairy testing product line, partially offset by higher expenses associated with the poultry and livestock product line as discussed above and the water testing product line.

          CORPORATE RESEARCH AND DEVELOPMENT

          Corporate research and development increased $0.2 million or 30% to $0.8 million from $0.6 million for the three months ended June 30, 2001. Corporate research and development increased $0.5 million or 43% to $1.6 million from $1.1 million for the six months ended June 30, 2001. For the three months ended June 30, 2002, the increase was attributable primarily to increased bonus expense in 2002 over 2001. For the six months ended June 30, 2002, the increase was attributable primarily to severance and related benefits and increased bonus expense in 2002 over 2001.

         CEO SUCCESSION CHARGE

          In January 2002, our Founder, Chairman and Chief Executive Officer was succeeded by our current Chairman and Chief Executive Officer. Under an employment agreement, we are required to make certain payments to our former Chief Executive Officer and provide certain benefits to him following this succession. During the three-month periods ending March 31, 2002 and June 30, 2002, we incurred pre-tax charges related to this agreement of $2.9 million and $0.5 million, respectively, of which $1.8 million was non-cash.

          INTEREST INCOME, NET

          Net interest income was $0.9 million for the three months ended June 30, 2002 compared to $0.5 million for the same period in the prior year and $1.5 million for the six months ended June 30, 2002 compared with $1.2 million for the same period in the prior year. The increase was due to higher invested cash balances and the receipt of $0.3 million in interest on a domestic tax refund partially offset by lower effective interest rates.

*  PROVISION FOR INCOME TAXES

          Our effective tax rate was 34% for the three- and six-month periods ended June 30, 2002 compared with 36% for the three- and six-month periods ended June 30, 2001. The reduction in the effective tax rate was due to the elimination of non-deductible goodwill associated with the adoption of SFAS No. 142.

*  RECENT ACCOUNTING PRONOUNCEMENTS

          In July 2001, the FASB issued SFAS No. 141, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

          In July 2001, the FASB issued SFAS No. 142. We adopted the requirements of SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires companies to test all goodwill for impairment and to cease amortization of this asset. The provisions of SFAS No. 142 apply to all goodwill regardless of when it was acquired. The impact of adoption of SFAS No. 142 is disclosed in "Critical Accounting Policies" above.

          In October 2001, the FASB issued SFAS No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Adoption of SFAS No. 144 was required no later than the first quarter of 2002. We adopted SFAS No. 144 effective January 2002. The adoption of SFAS No. 144 had no material impact on the consolidated financial statements

          In April 2002, the FASB issued SFAS No. 145. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. Adoption of certain provisions of SFAS No. 145 was required after May 15, 2002, while other provisions must be adopted with financial statements issued after May 15, 2002 or the year beginning after May 15, 2002. The Company does not expect adoption of SFAS No. 145 to have a material impact on its operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Cost Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, " Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Adoption of SFAS No. 146 is required for exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have a material impact on its operations.

*  LIQUIDITY AND CAPITAL RESOURCES

          At June 30, 2002, we had $115.1 million of cash and cash equivalents (of which $0.3 million was restricted), short-term investments in investment-grade debt securities and long-term investments in investment-grade debt securities. Also at June 30, 2002 we had working capital of $163.5 million.

          We have entered into a $20.0 million uncommitted line of credit with a large multi-national bank. Under the terms of this agreement the bank retains the right to approve all borrowings and all borrowings are due on demand. Any borrowings under this line will bear interest at the bank's prime rate. There were no loans outstanding under this agreement at June 30, 2002.

          We purchased approximately $7.5 million in fixed assets during the six months ended June 30, 2002, principally related to the CAG segment. Our total capital budget for 2002 is approximately $17.0 million. In the six months ended June 30, 2002, net income was $20.1 million and cash provided by operating activities was $53.8 million, compared to net income of $17.6 million and cash provided by operating activities of $8.4 million for the first six months of 2001. The difference in operating cash flow from the prior year was the result of changes in current assets and liabilities. Cash of $10.7 million was provided by use of inventory already in stock. Cash of $11.0 million was provided by an increase in accrued expenses attributable primarily to increased liabilities for marketing programs, taxes, payroll and related benefit liabilities, and the CEO succession charge. Cash of $4.2 million was provided by a decrease in accounts receivable attributable to favorable collection results.

          In April 2002, the Company repaid $7.5 million in notes payable, of which $7.0 million was paid from restricted cash.

          During the six months ended June 30, 2002, the Company did not enter into any new operating leases and entered into new purchase commitments totaling $4.3 million through 2005.

          During 1999 and 2000, the Board of Directors authorized the purchase of up to ten million shares of our Common Stock in the open market or in negotiated transactions. During the three-month period ended June 30, 2002, the Company repurchased approximately 1.0 million shares for $29.8 million at an average price of $29.83 per share. We did not purchase any shares in the three months ending March 31, 2002. As of June 30, 2002, approximately 8,614,000 cumulative shares had been repurchased under this program.

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

          IDEXX's Future Growth Will Depend on Several Factors

          The rate of growth of sales of certain of our products has declined over the past several years. To increase our growth rate, we will need to successfully implement strategies, including:
•	developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products and a new hematology system;

•	expanding our market by increasing use of our products by our customers;

•	strengthening our sales and marketing activities in geographies outside of the U.S.;

•	developing and implementing new technology development and licensing strategies; and

•	identifying and completing acquisitions that enhance our existing businesses or create new business areas for us.

          However, we may not be able to successfully implement some or all of these strategies and increase our growth rate.

          The Markets in Which IDEXX Competes Are Competitive and Subject to Rapid and Substantial Technological Change

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

          IDEXX's Products and Services Are Subject to Various Government Regulations

          In the U.S., the manufacture and sale of our products are regulated by agencies such as the U.S. Department of Agriculture ("USDA"), U.S. Food and Drug Administration ("FDA") and the U.S. Environmental Protection Agency ("EPA"). Most diagnostic tests for animal health applications, including our canine, feline and poultry and livestock tests, must be approved by the USDA prior to sale. Our water testing products must be approved by the EPA before they may be used by customers as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. Any failure to comply with regulatory requirements relating to the manufacture and sale of our products could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.

          Commercialization of animal health pharmaceuticals in the U.S. requires prior approval by the FDA. To obtain such approvals we are required to submit substantial clinical, manufacturing and other data to the FDA. Regulatory approval for products submitted to the FDA may take several years and following approval, the FDA continues to regulate all aspects of the manufacture, labeling, storage, record keeping and promotion of pharmaceutical products. We have several animal pharmaceutical products in registration with the FDA, including the nitazoxanide product for treatment of EPM and a non-steroidal anti-inflammatory for the treatment of lameness in horses. Failure to obtain, or delays in obtaining, FDA approval for these products would have a negative impact on our future growth.

          IDEXX's Future Operating Results May Be Negatively Impacted by Various Factors

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

          While our pharmaceutical products are under development, we carry related active ingredient, other raw materials and finished goods as assets on our balance sheet. To the extent that these inventories become unusable due to unanticipated delays in obtaining FDA approval for these products, or to our failure to obtain such approvals, we may be required to write-down those inventories, which could have a material adverse effect on our results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

          Our expense levels are based in part on expectations of future revenue levels. Therefore, a loss in expected revenue could result in a disproportionate decrease in our net income.

          IDEXX's Success Is Heavily Dependent Upon Its Proprietary Technologies

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

          IDEXX Purchases Materials for Its Products From a Limited Number of Sources

          We currently purchase certain products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and therefore may not be available from other sources. These products include our chemistry and hematology analyzers and related consumables, active ingredients for pharmaceutical products and certain components of our SNAP devices and water testing products. If we are unable to obtain adequate quantities of these products in the future, then we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations.

          The slides sold for use in our VetTest instruments are purchased under an agreement with Ortho-Clinical Diagnostics, Inc. Under this agreement we are required to purchase a minimum of $268.5 million of slides between now and 2010. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement, which could be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

          International Revenue Accounts for a Significant Portion of IDEXX's Total Revenue

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

          The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts with a duration of less than 12 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods and we believe our risk with respect to foreign currency exchange fluctuations is not materially different than at December 31, 2001.

PART II -- OTHER INFORMATION

Item 4. -- Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders held on May 15, 2002, the following proposals were adopted by the votes specified below:

					Broker
Proposal		For	Against	Abstain	Non-Vote

1.	Election of one Class II Director:
Thomas Craig		17,566,216	595,438	0	0

2.	Amendment to the Company's	14,604,906	3,422,508	134,240	0
	1998 Stock Incentive Plan
	increasing the number of shares
	authorized for issuance under
	the Plan from 3,500,000 to
	4,100,000 shares.

3.	Ratification of	17,956,334	195,120	10,200	0
	PricewaterhouseCoopers, LLP
	as the Company's independent
	auditors for the current year.

          The following Class I Directors of the Company were not up for re-election in 2002 and have three-year terms that expire in 2003: William F. Pounds, Mary L. Good, Ph.D., and William End. The following Class III Directors were not up for re-election and have three-year terms that expire in 2004: Jonathan W. Ayers, James L. Moody, Jr., and Erwin F. Workman, Jr., Ph.D.
Item 6. -- Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.1	1998 Stock Incentive Plan, as amended.
	99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

Date: August 14, 2002

/s/ Merilee Raines
Merilee Raines
Vice President, Finance and Treasurer
(Principal Financial Officer)