Form 10-Q
period 2002-09-30
IDEXX LABORATORIES INC /DE
filed 2002-11-14
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002.

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

           As of October 31, 2002, 34,390,738 shares of the registrant's Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

		PAGE
PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets
	December 31, 2001 and September 30, 2002	3

	Consolidated Statements of Operations
	Three and Nine Months Ended
	September 30, 2001 and September 30, 2002	4

	Consolidated Statements of Cash Flows
	Nine Months Ended
	September 30, 2001 and September 30, 2002	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II -- OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	22

	SIGNATURES	23

	CERTIFICATIONS	24-25

	EXHIBIT INDEX	26

PART I -- FINANCIAL INFORMATION

Item 1. -- Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	DECEMBER 31,	SEPTEMBER 30,
	_____2001______	_____2002______
ASSETS
Current Assets:
Cash and cash equivalents, $6,996 was restricted in 2001
and $258 is restricted in 2002	$ 66,666	$ 105,197
Short-term investments	12,893	22,329
Accounts receivable, less reserves of $3,993 in 2001 and
$2,258 in 2002	50,772	47,611
Inventories	86,194	75,199
Deferred income taxes	14,239	13,934
Other current assets	4,812	5,950
Total current assets	235,576	270,220
Long-Term Investments	21,016	24,193
Property and Equipment, at cost:
Land	1,189	1,193
Buildings	5,011	5,113
Leasehold improvements	19,566	22,317
Machinery and equipment	45,242	44,471
Construction in progress	5,991	5,426
Office furniture and equipment	31,703	34,671
	108,702	113,191
Less -- Accumulated depreciation and amortization	59,487	63,560
	49,215	49,631
Goodwill, net	50,852	51,781
Other Assets, net	16,448	14,989
	$ 373,107	$ 410,814
	========	=======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 10,887	$ 17,855
Accrued expenses	38,890	58,486
Notes payable	8,380	964
Deferred revenue	13,220	13,811
Total current liabilities	71,377	91,116
Commitments and Contingencies (Note 6)
Stockholders' Equity:
Common stock, $0.10 par value-- Authorized-- 60,000 shares
issued 41,354 shares in 2001 and 41,978 shares in 2002	4,135	4,198
Additional paid-in capital	313,883	327,124
Retained earnings	137,871	170,503
Accumulated other comprehensive loss	(6,694)	(3,770)
Treasury stock (7,614 shares in 2001 and 8,650 in 2002), at cost	(147,465)	(178,357)
Total stockholders' equity	301,730	319,698
	$ 373,107	$ 410,814
	========	========

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	______2001______	______2002______	_____ 2001 ____	_____ 2002 ____

Revenue	$ 97,522	$ 104,534	$ 290,949	$ 306,775
Cost of revenue	51,101	53,774	151,150	163,059
Gross profit	46,421	50,760	139,799	143,716
Expenses:
Sales and marketing	13,449	14,074	44,306	42,164
General and administrative	10,569	11,047	31,821	31,990
Research and development	6,956	7,339	21,989	22,247
Income from operations	15,447	18,300	41,683	47,315
Interest income, net	517	614	1,742	2,127
Net income before provision for income taxes	15,964	18,914	43,425	49,442
Provision for income taxes	5,747	6,431	15,633	16,810
Net income	$ 10,217	$ 12,483	$ 27,792	$ 32,632
	=======	=======	=======	=======
Earnings per share: Basic	$ 0.31	$ 0.37	$ 0.84	$ 0.97
	=======	=======	=======	=======
Earnings per share: Diluted	$ 0.30	$ 0.36	$ 0.80	$ 0.93
	=======	=======	=======	=======
Weighted average shares outstanding: Basic	33,286	33,301	33,153	33,666
	=======	=======	=======	=======
Weighted average shares outstanding: Diluted	34,527	34,632	34,544	34,981
	=======	=======	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	_____ ______NINE MONTHS ENDED___ _____
	SEPTEMBER 30,	SEPTEMBER 30,
	________2001_______	________2002________

Cash Flows from Operating Activities:
Net income	$ 27,792	$ 32,632
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation and amortization	15,404	15,361
Non-cash portion of CEO succession charge	--	1,836
Provision for (recoveries of) uncollectible accounts	467	(814)
Provision for deferred income taxes	1,119	361
Changes in assets and liabilities, net of
acquisitions and disposals:
Accounts receivable	2,276	5,143
Inventories	(17,961)	11,060
Other current assets	(1,661)	(1,160)
Accounts payable	(272)	6,883
Accrued expenses	2,316	22,181
Deferred revenue	1,128	443
Net cash provided by operating activities	30,608	93,926
Cash Flows from Investing Activities:
Decrease (increase) in investments, net	9,536	(12,445)
Purchases of property and equipment	(12,029)	(11,538)
Acquisition of business and licenses	--	(225)
Increase in other assets	(2,404)	(1,803)
Net cash used by investing activities	(4,897)	(26,011)
Cash Flows from Financing Activities:
Purchase of treasury stock	(12,986)	(29,830)
Payment of notes payable	--	(7,462)
Proceeds from the exercise of stock options	10,560	6,597
Net cash used by financing activities	(2,426)	(30,695)
Net Effect of Exchange Rate Changes	(255)	1,311
Net Increase in Cash and Cash Equivalents	23,030	38,531
Cash and Cash Equivalents, Beginning of Period	46,007	66,666
Cash and Cash Equivalents, End of Period	$ 69,037	$ 105,197
	=======	=======
Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$ --	$ 38
	=======	=======
Income taxes paid during the period	$ 14,081	$ 9,224
	=======	=======

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

          The accompanying interim consolidated financial statements reflect, in the opinion of the Company's management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

           The Company has reclassified certain prior year amounts to conform to current year presentation.

2.        New Accounting Pronouncements

           In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for purchased goodwill from an amortization method to an impairment-only approach. Therefore amortization of all purchased goodwill, including amortization of goodwill recorded in past business combinations ceased upon adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption of the SFAS No. 142 was not permitted nor was retroactive application to prior period (interim or annual) financial statements. The Company has assessed the provisions of SFAS No. 142 effective January 1, 2002 and ceased amortizing goodwill. The Company completed its transition test of goodwill for impairment on adoption and determined that no impairment occurred upon initial adoption of SFAS No. 142.

           The Company tested for impairment by comparing the carrying value of its net assets by reporting unit including goodwill to the estimated fair value of the related reporting unit. The Company estimated the fair value of its reporting units with goodwill using discounted cash flow analysis.

           Net intangible assets and goodwill amounted to $55.6 million as of September 30, 2002, consisting of $23.6 million related to veterinary laboratories (of which $23.2 million represents goodwill), $15.4 million related to water test products (of which $13.1 million represents goodwill), $14.6 million related to veterinary pharmaceutical products (of which $13.7 million represents goodwill) and $2.0 million of other (of which $1.7 million represents goodwill).Veterinary laboratories and pharmaceutical products are in the Companion Animal Group segment and water test products are in the Food and Environmental Group segment. The Company recorded approximately $3.8 million of goodwill amortization on these amounts during the nine months ended September 30, 2001 and would have recorded approximately $3.4 million of goodwill amortization during the same period in 2002, if the existing standards had been continued. The Company recorded $1.0 million and $0.9 million of other intangible amortization during the nine months ended September 30, 2001 and September 30, 2002, respectively. The Company recorded $0.2 million and $0.6 million of other intangible amortization during the three months ended September 30, 2001 and September 30, 2002, respectively.

           Net income and earnings per share for the three months and nine months ended September 30, 2001 adjusted to exclude amortization expense of goodwill (net of taxes) is as follows:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	_______ 2001 ______	_______ 2001 ______
Net income:
Reported net income	$ 10,217	$ 27,792
Goodwill amortization	1,112	3,356
Adjusted net income	$ 11,329	$ 31,148

Basic earnings per share:
Reported basic earnings per share	$ .31	$ .84
Goodwill amortization	.03	.10
Adjusted basic earnings per share	$ .34	$ .94

Diluted earnings per share:
Reported diluted earnings per share	$ .30	$ .80
Goodwill amortization	.03	.10
Adjusted diluted earnings per share	$ .33	$ .90

     Intangible assets, classified in other assets, consist of the following (in thousands):

	________DECEMBER 31, 2001_______		___SEPTEMBER 30, 2002______
		ACCUMULATED		ACCUMULATED
	COST	AMORTIZATION	COST	AMORTIZATION

Existing technologies	$ 1,945	$ 1,911	$ 1,945	$ 1,945
Licenses	1,575	491	1,600	655
Customer lists	291	87	341	133
Non-Compete agreements	280	120	430	157
Patents	3,051	283	3,270	969
Other	567	471	400	325
	7,709	3,363	7,986	4,184
	======	======	======	======

          Amortization expense of intangible assets is expected to be as follows (in thousands):

2002	$ 1,056
2003	493
2004	457
2005	411
2006	357

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

3.       Inventories

          Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	DECEMBER 31,	SEPTEMBER 30,
	_________2001_______	__________2002________
Raw materials	$ 24,260	$ 21,946
Work-in-process	6,778	7,345
Finished goods	55,156	45,908
	$ 86,194	$ 75,199
	=======	=======

4.       Comprehensive Income (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2001	2002	2001	2002

Net income	$ 10,217	$ 12,483	$ 27,792	$ 32,632

Other comprehensive income (loss):
Foreign currency translation adjustments	1,523	5	(986)	3,670
Change in fair value of foreign currency
contracts classified as hedges, net of tax	(618)	589	201	(848)
Change in fair market value of
investments, net of tax	81	(2)	108	102
Comprehensive income	$ 11,203	$ 13,075	$ 27,115	$ 35,556
	======	======	======	======

5.       Earnings Per Share

          The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2001	2002	2001	2002

Shares Outstanding For Basic Earnings Per Share:
Weighted average shares outstanding	33,286	33,301	33,153	33,666
	=====	=====	====	=====
Shares Outstanding For Diluted Earnings Per Share:
Weighted average shares outstanding	33,286	33,301	33,153	33,666
Shares assumed issued for the acquisition of Blue Ridge
Pharmaceuticals, Inc.	115	--	115	--
Dilutive effect of options issued to employees	1,126	1,331	1,276	1,315
	34,527	34,632	34,544	34,981
	=====	=====	=====	=====

          Options to purchase 870,000 shares for the three months ended September 30, 2001, 349,000 shares for the nine months ended September 30, 2001, 252,000 shares for the three months ended September 30, 2002 and 228,000 shares for the nine months ended September 30, 2002, and warrants to purchase 806,000 shares (at $31.59 per share) have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. Anti-dilutive options at September 30, 2002 have a weighted average exercise price of $29.64. The average prices used to calculate the dilutive effect of options issued to employees were $28.84 and $28.00, respectively, for the three and nine months ended September 30, 2002. An increase in price of the Company's Common Stock above the prices used in these calculations will increase the dilutive effect of options. During the nine months ended September 30, 2002, the Company issued options to acquire 1.3 million shares with a weighted average exercise price of $26.28 and cancelled options to acquire 0.2 million shares with a weighted average exercise price of $24.33.

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

          The Company has a long-term supply agreement with Ortho-Clinical Diagnostics, Inc. ("OCD") under which OCD supplies the slides used in the Company's VetTest® chemistry analyzers. Under this agreement, the Company is obligated to purchase certain minimum quantities of slides over the life of the contract, which expires in 2010 but may be extended for one year by the Company under certain circumstances. As of September 30, 2002 the Company had negotiated an amendment to this agreement that reduced the Company's minimum purchase commitment for both 2002 and the life of the contract by 30 million slides, or approximately $17.7 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

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

          CAG develops, designs, manufactures and distributes products and performs services for veterinarians. FEG develops, designs, manufactures and distributes products to detect disease in poultry and livestock, and to detect contaminants in milk and water. Both CAG and FEG distribute products and services worldwide. Other is primarily comprised of corporate research and development, CEO succession charge (See Note 9), and interest income.

          The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that interest income and expense are not allocated to individual operating segments, settlement of foreign currency hedge contracts are included in the CAG segment, and income taxes are provided on each segment using the overall effective tax rate.

          The following is the segment information (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	_______2001_______	________2002_______	_______2001_______	________2002_______
Revenue:
CAG	$ 77,109	$ 82,203	$ 233,195	$ 243,246
FEG	20,413	22,331	57,754	63,529
Other	--	--	--	--
Total revenue	$ 97,522	$ 104,534	$ 290,949	$ 306,775
	=======	=======	=======	=======

Operating income:
CAG	$ 9,937	$ 11,579	$ 27,099	$ 33,584
FEG	6,350	7,226	16,511	19,161
Other	(840)	(505)	(1,927)	(5,430)
Total operating income	$ 15,447	$ 18,300	$ 41,683	$ 47,315
	=======	=======	=======	=======

Net income:
CAG	$ 6,376	$ 7,642	$ 17,378	$ 22,165
FEG	4,064	4,769	10,580	12,646
Other	(223)	72	(166)	(2,179)
Total net income	$ 10,217	$ 12,483	$ 27,792	$ 32,632
	=======	=======	=======	=======

           Assets by segment as of September 30, 2002 are not disclosed as they are consistent with assets by segment as of December 31, 2001.

8.        Treasury Stock

           The Company's Board of Directors has approved the repurchase of up to ten million shares of the Company's Common Stock. The Company may make such purchases in the open market or in negotiated transactions. During the nine months ended September 30, 2002, the Company repurchased approximately 1.0 million shares for $29.8 million. From the inception of the program to September 30, 2002, the Company had purchased 8.6 million shares for $177.3 million. In addition, during the nine months ended September 30, 2002, the Company received 36,054 shares of stock with a face market value of $1.1 million in payment of the exercise price of outstanding stock options.

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

10.        Intangible Write-off

           During the quarter ended September 30, 2002, the Company discontinued use of certain technology acquired as part of the Genera Technologies Ltd. acquisition. As a result, the Company recorded a charge of $0.5 million in general and administrative expense to reflect the impairment of intangible asset.

Item 2.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

           This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to future earnings, growth rates and expenses. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as "expects," "may," "anticipates," "intends," "would," "will," "plans," "believes," "estimates," "should," and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions of IDEXX and its management, and are not guarantees of future performance. Actual results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading "Future Operating Results" in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2001.

           We operate primarily through two business segments: the Companion Animal Group ("CAG") and the Food and Environmental Group ("FEG"). CAG comprises our veterinary diagnostic products and services (rapid assays, instruments, instrument consumables and laboratory and consulting services), veterinary pharmaceuticals, and veterinary information products and services. FEG comprises our services and products for water and dairy testing and our production animal services business (poultry and livestock diagnostics). Other is comprised primarily of corporate research and development, a CEO succession charge and interest income.

*  CRITICAL ACCOUNTING POLICIES

           The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

           We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

           Inventory

           Our inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. We write down inventory for estimated obsolescence when warranted by our estimates of future demand and market conditions. If actual market conditions are less favorable than those estimated by management, additional inventory write-downs may be required, which would have a negative effect on our results of operations. Certain major components of our inventory are discussed in more detail below.

           Nitazoxanide. Our nitazoxanide product for the treatment of equine protozoal myeloencephalitis ("EPM") is in registration with the U.S. Food and Drug Administration ("FDA"). We have completed the manufacturing and efficacy components of our submission, and in April 2002 we submitted the results of additional safety studies requested by the FDA. Our inventories as of September 30, 2002 included $8.5 million of inventory associated with the nitazoxanide product, consisting of $8.3 million of active ingredient and $0.2 million of other raw materials. The $8.3 million of active ingredient included in inventory at September 30, 2002 will expire in 2004. Expiration dates are based on a shelf life of 48 months from the date of manufacture for the active ingredient. Upon use of unexpired active ingredient in the manufacture of finished goods, the active ingredient shelf life is no longer relevant. The shelf life of the finished goods is measured from the date of manufacture, regardless of the age of the active ingredient used to manufacture the finished goods. The shelf life of the finished goods is currently 24 months from date of manufacture, although we anticipate, based on stability data that we have submitted to the FDA, that the shelf life of the finished goods will be extended to 36 months if and when the product is approved by the FDA.

           We evaluate our nitazoxanide inventory on a quarterly basis for realizability. In the three months ended September 30, 2002, we incurred no further write-downs for this inventory. Our quarterly evaluation is based upon the expiration dates described, assumptions regarding the timing of FDA approval and our launch of the product and assumptions regarding sales volumes that we expect to achieve following approval and launch of the product. We believe that the product will be approved in early 2003 and launched shortly thereafter, that the worldwide market for EPM treatments is approximately $50 million annually, and that our nitazoxanide product will capture approximately 25-40% of that market over four years following launch. Should FDA approval be delayed beyond 2003 or should sales volumes be lower than those assumed, additional active ingredient and finished goods would expire and would need to be written off. For example, if FDA approval was obtained in early 2003, but sales volumes over the next four years were fifty percent lower than anticipated, and assuming a shelf life of 36 months for finished goods inventory, approximately $1.3 million of additional inventory would expire and require a charge to operations.

           If we do not receive FDA approval of the nitazoxanide product, and if we then elect to terminate our license to use the active ingredient, we have the right to require our supplier to repurchase the active ingredient at a price equal to our cost. We have no assurances that our supplier has the financial ability to repurchase all of this inventory. To the extent we were unable to sell the active ingredient to our supplier, we would incur a loss in the amount of any unrecovered costs of the active ingredient. This could result in a loss of up to the full value of our net inventory, or $8.5 million as of September 30, 2002.

           VetTest® Slides. Our inventories as of September 30, 2002 included $27.7 million of slides used in our VetTest chemistry instruments, which represents approximately 1.4 turns based on recent historical usage. Most of the slides have a shelf life of 24 months at the date of manufacture. The average remaining shelf life at September 30, 2002 was 16.0 months. In addition, we are required to purchase a minimum of $242.6 million of slides over the remaining life of our contract with Ortho-Clinical Diagnostics, Inc. ("OCD"), which expires on December 31, 2010, although our purchase obligation may be extended at our option through December 31, 2011.

           We evaluate potential losses over the life of the OCD contract on a quarterly basis. Our quarterly evaluation is based on an estimate of the value of slides that we are required to purchase under the contract but that will expire before sale. The estimated loss is calculated based on the expiration dating described, and an evaluation of our minimum contractual purchase obligations relative to assumptions regarding (i) the per-customer growth in demand for slides over the life of the contract, and (ii) changes over the life of the contract in the size of our installed base of VetTest customers resulting from (a) new VetTest instrument placements by us and (b) loss of customers who switch to other chemistry analyzers supplied by IDEXX or its competitors. We have assumed that end customer unit sales of VetTest slides will grow at an annual rate of 7% through the remainder of 2002 and 2003. This assumption is consistent with our data regarding growth in demand from veterinary clinics for slides during 2001 and the first nine months of 2002. We also have assumed that growth rates will decline from 2004 through the end of the OCD contract.

           During the quarter ended September 30, 2002, we amended the contract with OCD to reduce our minimum purchase commitment for both 2002 and the life of the contract by 30 million slides (or approximately $17.7 million) in consideration for our agreement to forego approximately $2.0 million of certain volume rebates on slides purchased in 2002. As a result of this amendment, we do not believe we will incur a loss on the contract and we have reversed the previously established contract loss reserve of $0.7 million. However, if our assumptions regarding the per-customer demand for slides or the changes in the installed base of VetTest instruments are incorrect, we could incur loss on this contract, which could be material.

           LaserCyte™ hematology instrument. As of September 30, 2002, our inventories included $8.4 million of component parts associated with our LaserCyte hematology instrument, which we began shipping to customers in October 2002. In addition, we have placed $0.7 million in deposits with vendors to secure additional critical components and we have firm purchase commitments of an additional $1.4 million. We expect to fully realize our investment and purchase commitments. However, if we alter the final design of this product, we may be required to write off some or all of the associated inventory.

           The nitazoxanide, VetTest slides and LaserCyte products are included in our CAG segment.

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

           When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based on a change in events and circumstances discussed above, we measure any impairment based on factors such as projected cash flows. Net intangible assets and goodwill amounted to $55.6 million as of September 30, 2002, consisting of $23.6 million related to veterinary laboratories (of which $23.2 million represents goodwill), $15.4 million related to water test products (of which $13.1 million represents goodwill), $14.6 million related to veterinary pharmaceutical products (of which $13.7 million represents goodwill) and $2.0 million of other (of which $1.7 million represents goodwill).

           In 2002, SFAS No. 142 became effective and as a result, we ceased to amortize goodwill, but continued to amortize all other intangibles. We had recorded approximately $3.8 million of goodwill amortization on these amounts during the nine months ended September 30, 2001 and would have recorded approximately $3.4 million of goodwill amortization during the same period in 2002, if the existing standards had been continued. In addition, we recorded $1.0 million of other intangible amortization during the nine months ended September 30, 2001 and $0.9 million during the nine months ended September 30, 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed the initial impairment review and determined that no impairment occurred.

           Net income and earnings per share for the three months and nine months ended September 30, 2001 adjusted to exclude amortization expense of goodwill (net of taxes) is as follows:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	________ 2001 _______	_______ 2001 ______
Net income:
Reported net income	$ 10,217	$ 27,792
Goodwill amortization	1,112	3,356
Adjusted net income	$ 11,329	$ 31,148

Basic earnings per share:
Reported basic earnings per share	$ .31	$ .84
Goodwill amortization	.03	.10
Adjusted basic earnings per share	$ .34	$ .94

Diluted earnings per share:
Reported diluted earnings per share	$ .30	$ .80
Goodwill amortization	.03	.10
Adjusted diluted earnings per share	$ .33	$ .90

           During the quarter ended September 30, 2002, we discontinued using certain technology that we acquired as part of the Genera Technologies Ltd. Acquisition in our FEG segment. As a result, we recorded a charge of $0.5 million as part of general and administrative expense.

           Revenue Recognition

           We recognize product revenue at the time of shipment (including to distributors) for substantially all products except software licenses and hardware systems and sales to leasing companies. We recognize revenue from non-cancelable software licenses and hardware systems upon installation of the software (and completion of training if applicable) or hardware because at this time collection is probable and we have no significant further obligations. We recognize revenue on sales to leasing companies after the leasing company accepts the lease from the lessee customer. Our distributors do not have the right to return products. Service revenue is recognized at the time the service is performed. Revenue associated with extended maintenance agreements is recognized over the life of the contracts. Certain instrument systems are sold to a third-party finance company that leases these systems to its customers with a right-of-return privilege. We allow the third-party finance company to return these instruments to us for a partial refund based on the time from product return to end of lease term. Therefore we recognize revenue under these contracts over the term of the underlying customer lease contract. We record estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers future rights such as free or discounted goods or services or trade-in rights.

           Income Taxes

           We account for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carry forwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

           We expect that sales of the LaserCyte system will cause warranty expense to increase significantly. We will charge warranty expense to the cost of LaserCyte sales based upon our experience with instrument sales and engineering information about the system. Should actual warranty expense exceed our estimates, our cost of sales of LaserCyte systems would increase.

*  RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue

           Total Company. Revenue for the total company increased $7.0 million, or 7%, to $104.5 million from $97.5 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

			Dollar	Percentage
Net Sales	2001	2002	Change	Change

CAG	$77,109	$82,203	$5,094	7%
FEG	20,413	22,331	1,918	9%
Total	$97,522	$104,534	$7,012	7%
	======	=======	=====	==

           Companion Animal Group. Revenue for the Companion Animal Group ("CAG") increased $5.1 million, or 7%, to $82.2 million from $77.1 million in the same period of the prior year. An increase in laboratory services revenue (approximately $2.3 million) resulted primarily from higher volume worldwide and, to a lesser extent, from price increases in the U.S. and the positive impact of currency exchange rates on sales at our laboratories outside the U.S.

           Increased sales of rapid assay products (approximately $1.7 million) resulted primarily from increased unit sales of canine heartworm and feline test kits, which were partially offset by the negative impact of increased accruals on sales of canine heartworm test kits due to higher customer participation this year in a volume rebate program. See "Critical Accounting Policies - Revenue Recognition" above. Increased unit sales of canine heartworm tests resulted primarily from increased demand for the Company's SNAP® 3Dx™ combination test.

           An increase in sales of instrument consumables (approximately $1.4 million) resulted primarily from increased sales of slides used in our VetTest® chemistry analyzers. This increase resulted primarily from increased unit volume and, to a lesser extent, the positive impact of currency exchange rates.

           Increased sales of pharmaceutical products (approximately $0.3 million) and veterinary practice management software products and services (approximately $0.3 million) also contributed to CAG revenue growth. The increase in sales of pharmaceutical products resulted primarily from increased sales of PZI Vet™ insulin, a feline diabetes management product that the Company introduced commercially in the third quarter. The increase in sales of veterinary practice management software resulted primarily from increased hardware upgrade sales.

           During the three months ended September 30, 2002, inventories held by our U.S. companion animal diagnostic product distributors declined $0.4 million to $13.0 million. In the same period of the prior year, such inventories increased $0.1 million to $22.4 million. Because the Company sells substantially all of its companion animal diagnostic products (primarily rapid assays and instrument consumables) in the U.S. through distributors, differences between the change in distributor inventories in the current period relative to the change in distributor inventories in the prior year period will have an impact on the growth rate in reported sales between those periods.

           Food and Environmental Group. Revenue for the Food and Environmental Group ("FEG") increased $1.9 million, or 9%, to $22.3 million from $20.4 million in the same period of the prior year. An increase in sales of poultry and livestock tests (approximately $1.2 million) resulted from higher sales volume in all geographic regions and, to a lesser extent, the favorable impact of currency exchange rates and price increases.

           An increase in sales of water testing products (approximately $1.2 million) resulted from increased unit volume, price increases primarily in the U.S. and, to a lesser extent, the favorable impact of currency exchange rates. A decrease in sales of dairy testing products (approximately $0.3 million) resulted primarily from decreased unit sales.

Gross Profit

           Total Company. Gross profit for the total company increased $4.4 million, or 9%, to $50.8 million from $46.4 million in the same period of the prior year. As a percentage of total company revenue, gross profit increased from 48% to 49%. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

		Percent		Percent
Gross Profit	2001	of Sales	2002	of Sales

CAG	$34,466	45%	$36,953	45%
FEG	11,955	59%	13,807	62%
Total	$46,421	48%	$50,760	49%
	======	===	======	===

           Companion Animal Group. Gross profit for CAG increased $2.5 million to $37.0 million from $34.5 million in the same period of the prior year, primarily due to increased sales volume across the CAG product lines. As a percentage of CAG revenue, gross profit during the third quarter was 45%, unchanged from the same period in the prior year. Gross profit percentage benefited from the favorable impact of reversal of an accrual for potential loss on our VetTest® slide supply agreement with OCD (see "Critical Accounting Policies - Inventory - VetTest® Slides" above), favorable product mix due to higher relative sales of our SNAP® FIV/FeLV Combo test and our SNAP® 3Dx™ canine combination test, and increased prices for laboratory services. These increases were offset by the negative impact of increased accruals on sales of canine heartworm test kits in connection with the marketing program discussed above.

           Food and Environmental Group. Gross profit for FEG increased $1.8 million to $13.8 million from $12.0 million for the same period in the prior year, primarily due to increases in gross profit percentage and, to a lesser extent, increased sales volume across the FEG product lines. As a percentage of FEG revenue, gross profit during the third quarter was 62%, compared to 59% for the third quarter of 2001. The increase in gross profit percentage was attributable primarily to lower inventory writedowns and relative favorable overhead spending and absorption and purchase price variances; a favorable mix of higher margin poultry, livestock, and water testing products; the positive impact of currency exchange rates; and higher prices for water testing products primarily in the U.S. These increases were offset partially by royalty accruals on certain livestock products.

Operating Expenses

           Total Company. Total company operating expenses increased $1.5 million, or 5%, to $32.5 million from $31.0 million for the same period in the prior year. As a percentage of revenues, operating expenses decreased to 31% from 32% in the same period of 2001. The following tables present operating expenses and operating income for the Company and its operating segments:

Operating		Percent of		Percent of	Dollar	Percentage
Expenses	2001	Sales	2002	Sales	Change	Change

CAG	$24,529	32%	$25,374	31%	$ 845	3%
FEG	5,605	27%	6,581	29%	976	17%
Other	840	N/A	505	N/A	(335)	(40%)
Total	$30,974	32%	$32,460	31%	$1,486	5%
	======	===	======	===	=====	==

Operating		Percent of		Percent of	Dollar	Percentage
Income	2001	Sales	2002	Sales	Change	Change

CAG	$ 9,937	13%	$ 11,579	14%	$ 1,642	17%
FEG	6,350	31%	7,226	32%	876	14%
Other	(840)	N/A	(505)	N/A	335	(40%)
Total	$15,447	16%	$ 18,300	18%	$ 2,853	18%
	======	===	======	===	======	===

           Companion Animal Group. Operating expenses for CAG increased $0.9 million to $25.4 million from $24.5 million in the same period of the prior year. Increases in sales and marketing expense and research and development expense were offset partially by a decrease in general and administrative expense. The reduction in general and administrative expense was primarily the result of the cessation of goodwill amortization expense as a result of the implementation of SFAS No. 142, a reduction in expenses related to bad debts, and severance costs in 2001 that did not recur in 2002. These decreases were offset partially by spending related to the Company's patent infringement lawsuit against Abaxis, Inc. and S.A. Scientific, Inc., the unfavorable impact of foreign exchange and currency translation, and higher corporate and regional infrastructure spending.

           Food and Environmental Group. Operating expenses for FEG increased $1.0 million to $6.6 million from $5.6 million for the same period in the prior year primarily due to the write-off of non-performing intangible assets and litigation expenses, which we do not expect to recur in the fourth quarter.

           Other. Operating expenses for other, which consists of corporate research and development, decreased $0.3 million from $0.8 million for the same period in the prior year.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001.

Revenue

           Total Company. Revenue for the total company increased $15.8 million, or 5%, to $306.8 million from $291.0 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

			Dollar	Percentage
Net Sales	2001	2002	Change	Change

CAG	$233,195	$243,246	$10,051	4%
FEG	57,754	63,529	5,775	10%
Total	$290,949	$306,775	$15,826	5%
	======	=======	======	==

           Companion Animal Group. Revenue for CAG increased $10.0 million, or 4%, to $243.2 million from $233.2 million in the same period of the prior year. An increase in sales of laboratory services (approximately $5.2 million) resulted primarily from higher volume worldwide and, to a lesser extent, price increases in the U. S. and the impact of currency exchange rates on sales at our laboratories outside the U.S.

           An increase in sales of instrument consumables (approximately $2.5 million) resulted primarily from increased unit sales of VetTest slides worldwide. An increase in sales of rapid assay products (approximately $1.6 million) resulted primarily from increased unit sales of canine heartworm test kits, sales of IndicatoRx, a new diagnostic for feline urinary tract infections, and price increases on feline test kits, offset primarily by the negative impact of increased accruals on sales of canine heartworm test kits in connection with the marketing program discussed above and decreased unit sales of feline test kits due to a reduction in distributor inventories.

           Sales of pharmaceutical products decreased slightly due to a decline in sales of the Company's ACAREXX® feline ear mite treatment, which was offset partially by increased sales of PZI Vet® insulin. Sales of veterinary practice management software and services increased $0.3 million.

           During the nine months ended September 30, 2002, inventories held by our U.S. companion animal product distributors declined $9.6 million to $13.0 million. In the same period of the prior year, such inventories increased $0.3 million to $22.4 million.

           Food and Environmental Group. Revenue for FEG increased $5.7 million, or 10%, to $63.5 million from $57.8 million for the same period of the prior year. An increase in sales of poultry and livestock tests (approximately $3.7 million) resulted primarily from higher unit sales of livestock products and, to a lesser extent, price increases on livestock products. Approximately half of the increased sales of livestock products were the result of testing initiatives in Germany, which may not continue into 2003.

           An increase in sales of water testing products (approximately $2.6 million) resulted primarily from increased unit sales volume and, to a lesser extent, price increases in the U.S. A decrease in sales of dairy testing products (approximately $0.5 million) was primarily attributable to lower unit sales volume.

Gross Profit

           Total Company. Gross profit for the total company increased $3.9 million, or 3%, to $143.7 million from $139.8 million for the same period in the prior year. As a percentage of total company revenue, gross profit decreased to 47% from 48%. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

		Percent		Percent
Gross Profit	2001	of Sales	2002	of Sales

CAG	$106,268	46%	$106,853	44%
FEG	33,531	58%	36,863	58%
Total	$139,799	48%	$143,716	47%
	=======	===	=======	===

           Companion Animal Group. Gross profit for CAG increased $0.6 million to $106.9 million from $106.3 million for the same period in the prior year, primarily due to increased sales volume across the CAG product lines, substantially offset by a reduction in the gross profit percentage. As a percentage of CAG revenue, gross profit declined to 44% from 46% for the same period in the prior year. The decrease in gross profit percentage was attributable primarily to the net change on foreign currency exchange rates, where hedge contracts resulted in a gain in the prior period and a loss in the current period; net unfavorable change in purchase price variances; increased amortization of VetTest instruments placed through our rental and trade-up programs; net unfavorable change in manufacturing overhead absorption and spending variances; the negative impact of increased accruals on sales of canine heartworm test kits in connection with the marketing program discussed above; and other miscellaneous expense increases, offset partially by productivity improvements across CAG product lines, higher prices on laboratory services and feline test kits, the positive impact of currency exchange rates and reversal of the accrual for potential loss on our VetTest slide supply agreement with OCD. See "Critical Accounting Policies - Inventory" above.

           Food and Environmental Group. Gross profit for FEG increased $3.4 million to $36.9 million from $33.5 million for the same period in the prior year, primarily due to increased sales volume across the FEG product lines. As a percentage of FEG revenue, gross profit was unchanged at 58%. The favorable impact of higher prices for water testing products primarily in the U.S. and livestock products primarily in the U.S. and Europe was offset partially by royalty accruals on certain livestock products, higher inventory writedowns, relative unfavorable overhead spending and absorption and purchase price variance, and other miscellaneous expense increases.

Operating Expenses

          Total Company. Total company operating expenses decreased $1.7 million to $96.4 from $98.1 million for the same period of the prior year. As a percentage of revenues, operating expenses declined to 31% from 34%. The following tables present operating expenses and operating income for the Company and its operating segments:

		Percent		Percent	Dollar	Percentage
Operating Expenses	2001	of Sales	2002	of Sales	Change	Change

CAG	$79,169	34%	$73,269	30%	$(5,900)	(7%)
FEG	17,020	29%	17,702	28%	682	4%
Other	1,927	N/A	5,430	N/A	3,503	182%
Total	$98,116	34%	$96,401	31%	$(1,715)	(2%)
	======	===	======	===	======	===

Operating Income		Percent		Percent	Dollar	Percentage
	2001	of Sales	2002	of Sales	Change	Change

CAG	$27,099	12%	$33,584	14%	$6,485	24%
FEG	16,511	29%	19,161	30%	2,650	16%
Other	(1,927)	N/A	(5,430)	N/A	(3,503)	182%

	$41,683	14%	$47,315	15%	$5,632	14%
	=====	===	=====	===	=====	===

           Companion Animal Group. Operating expenses for CAG decreased $5.9 million to $73.3 million from $79.2 million in the same period of the prior year. This decrease resulted primarily from the impact of adoption of SFAS No. 142, a reduction in severance and restructuring costs, a reduction in marketing expense associated with feline diagnostic products (due to a direct to consumer marketing campaign in 2001), a reduction in expenses related to bad debt, and savings from the consolidation of our pharmaceuticals and companion animal diagnostics sales forces. These decreases were offset partially by spending associated with the Abaxis, Inc. and S.A. Scientific, Inc. litigation.

           Food and Environmental Group. Operating expenses for FEG increased $0.7 million to $17.7 million from $17.0 million in the same period of the prior year. Increased expenses resulted primarily from the write-off of non-performing intangible assets and litigation spending, which we do not expect to recur in the fourth quarter, and from increased infrastructure spending and other administrative expenses. These increases were offset partially by the impact of adoption of SFAS No. 142 and a reduction in bad debt expense.

           Other. Operating expenses for other, which consists of corporate research and development and charges related to our Chief Executive Officer succession, increased $3.5 million to $5.4 million from $1.9 million in the same period of the prior year. The increase resulted primarily from severance and related benefits in connection with the retirement of our Founder, Chairman and Chief Executive Officer in January 2002. Under an employment agreement, we are required to make certain payments to our former Chief Executive Officer and provide certain benefits to him following his retirement and the succession to our new Chief Executive Officer. During the first nine months of 2002 we incurred charges under this agreement of $3.4 million, of which $1.8 million was non-cash.

INTEREST INCOME, NET

           Net interest income was $0.6 million for the three months ended September 30, 2002 compared to $0.5 million for the same period in the prior year. The increase was due to higher invested cash balances partially offset by lower effective interest rates. Net interest income was $2.1 million for the nine months ended September 30, 2002 compared with $1.7 million for the same period in the prior year. The increase was due to the reasons described above and the receipt of $0.3 million in interest on a domestic tax refund.

*  PROVISION FOR INCOME TAXES

           Our effective tax rate was 34% for the three- and nine-month periods ended September 30, 2002 compared with 36% for the three- and nine-month periods ended September 30, 2001. The reduction in the effective tax rate was due to the elimination of non-deductible goodwill associated with the adoption of SFAS No. 142.

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

*  LIQUIDITY AND CAPITAL RESOURCES

           At September 30, 2002, we had $151.7 million of cash and cash equivalents (of which $0.3 million was restricted), short-term investments in investment-grade debt securities and long-term investments in investment-grade debt securities. Also at September 30, 2002 we had working capital of $179.1 million.

           We have entered into a $20.0 million uncommitted line of credit with a large multi-national bank. Under the terms of this agreement the bank retains the right to approve all borrowings and all borrowings are due on demand. Any borrowings under this line will bear interest at the bank's prime rate. There were no loans outstanding under this agreement at September 30, 2002.

           We purchased approximately $11.5 million in fixed assets during the nine months ended September 30, 2002, principally related to the CAG segment. Our total capital budget for 2002 is approximately $17.0 million. In the nine months ended September 30, 2002, net income was $32.6 million and cash provided by operating activities was $93.9 million, compared to net income of $27.8 million and cash provided by operating activities of $30.6 million for the first nine months of 2001. The difference in operating cash flow from the prior year was the result of changes in current assets and liabilities. Cash of $22.2 million was provided by an increase in accrued expenses attributable primarily to increased liabilities for marketing programs, taxes, payroll, royalties and the CEO succession charge. Cash of $11.1 million was provided by use of inventory already in stock. Cash of $6.9 million was provided by an increase in accounts payable attributable primarily to the timing of the purchase of slides from OCD. Cash of $5.1 million was provided by a decrease in accounts receivable attributable to favorable collection results.

           In April 2002, the Company repaid $7.5 million in notes payable, of which $7.0 million was paid from restricted cash.

          During the nine months ended September 30, 2002, the Company entered into new operating leases totaling $0.2 million and entered into new purchase commitments totaling $7.4 million through 2006. As of September 30, 2002, the Company had re-negotiated a purchase commitment with OCD, which reduced its commitment (through 2010) by $17.7 million.

           During 1999 and 2000, the Board of Directors authorized the purchase of up to ten million shares of our Common Stock in the open market or in negotiated transactions. During the nine-month period ended September 30, 2002, the Company repurchased approximately 1.0 million shares for $29.8 million at an average price of $29.83 per share. From the inception of the program to September 30, 2002, the Company had purchased 8.6 million shares for $177.3 million.

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

           IDEXX's Future Growth Will Depend on Several Factors

           To increase our growth rate, we will need to successfully implement various strategies, including:
•	developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products and the LaserCyte hematology system;

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

           The Markets in Which IDEXX Competes Are Competitive and Subject to Rapid and Substantial Technological Change

           We face intense competition within the markets in which we sell our products and services. We expect that future competition will become even more intense, and that we will have to compete with changing and improving technologies. Some of our competitors and potential competitors, including large pharmaceutical companies, have substantially greater capital, manufacturing, marketing and research and development resources than we do.

           IDEXX's Products and Services Are Subject to Various Government Regulations

           In the U.S., the manufacture and sale of our products are regulated by agencies such as the U.S. Department of Agriculture ("USDA"), U.S. Food and Drug Administration ("FDA") and the U.S. Environmental Protection Agency ("EPA"). Most diagnostic tests for animal health applications, including our canine, feline and poultry and livestock tests, must be approved by the USDA prior to sale. Our water testing products must be approved by the EPA before they may be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. Any failure to comply with regulatory requirements relating to the manufacture and sale of our products could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.

           Commercialization of animal health pharmaceuticals in the U.S. requires prior approval by the FDA. To obtain such approvals we are required to submit substantial clinical, manufacturing and other data to the FDA. Regulatory approval for products submitted to the FDA may take several years and following approval, the FDA continues to regulate all aspects of the manufacture, labeling, storage, record keeping and promotion of pharmaceutical products. We have several animal pharmaceutical products in registration with the FDA, including the nitazoxanide product for treatment of equine protozoal myeloencephalitis and a non-steroidal anti-inflammatory for the treatment of lameness in horses. Failure to obtain, or delays in obtaining, FDA approval for these products would have a negative impact on our future growth.

           IDEXX's Future Operating Results May Be Negatively Impacted by Various Factors

           Factors such as the introduction and market acceptance of new products and services, the mix of products and services sold and the mix of domestic versus international revenue could negatively impact our future operating results.

           We sell many of our products, including substantially all of the rapid assays and instrument consumables sold in the U.S., through distributors. As a result, changes in the timing and size of distributor purchases can result in lower revenue for us because our revenue for each quarter is usually generated from orders received during that quarter. Our financial performance, therefore, is subject to an unexpected downturn in product demand and may be unpredictable.

           While our pharmaceutical products are under development, we carry related active ingredient, other raw materials and finished goods as assets on our balance sheet. To the extent that these inventories become unusable due to unanticipated delays in obtaining FDA approval for these products, or to our failure to obtain such approvals, we may be required to write down those inventories, which could have a material adverse effect on our results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

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

           In the past we have received notices claiming that our products infringe third-party patents and we may receive such notices in the future. Patent litigation is complex and expensive and the outcome of patent litigation can be difficult to predict. We cannot assure that we will win a patent litigation case or negotiate an acceptable resolution to such a case. If we lose, we may be stopped from selling certain products and/or we may be required to pay damages and/or ongoing royalties as a result of the lawsuit. Any such adverse result could have a material adverse effect on our results of operations.

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

           The slides sold for use in our VetTest instruments are purchased under an agreement with OCD. Under this agreement we are required to purchase a minimum of $242.6 million of slides between now and 2010, although we have the option to extend this obligation through 2011. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement, which could be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies."

           International Revenue Accounts for a Significant Portion of IDEXX's Total Revenue

           Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period.

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

Item 4. - Controls and Procedures

               (a)     Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

               (b)     Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.
PART II -- OTHER INFORMATION

Item 6. -- Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.1	Amendment, Release and Settlement Agreement dated as of September 12, 2002 among the Company, IDEXX Europe B.V., and Ortho-Clinical Diagnostics, Inc.

(b)	Reports on Form 8-K
None

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

Date: November 14, 2002

/s/ Merilee Raines
Merilee Raines
Vice President, Finance and Treasurer
(Principal Financial Officer)

CERTIFICATIONS

I, Jonathan W. Ayers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IDEXX Laboratories, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jonathan W. Ayers_____________________
Jonathan W. Ayers Chairman, President and Chief Executive Officer

I, Merilee Raines, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IDEXX Laboratories, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Merilee Raines________________
Merilee Raines
Vice President, Finance and Treasurer

Exhibit Index
10.1	Amendment, Release and Settlement Agreement dated as of September 12, 2002 among the Company,
IDEXX Europe B.V., and Ortho-Clinical Diagnostics, Inc.