Form 10-K
period 2002-12-31
IDEXX LABORATORIES INC /DE
filed 2003-03-20
CIK 874716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The For the Fiscal Year Ended December 31, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transiton Period From __________To __________. COMMISSION FILE NUMBER 0-19271

IDEXX LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	01-0393723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
ONE IDEXX Drive, Westbrook, Maine	04092
(Address of principal executive offices)	(Zip Code)

(207) 856-0300

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.10 parvalue per share

Preferred StockPurchase Rights

(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

        Based on the closing sale price on June 28, 2002, the aggregate market value of the voting stock held by non- affiliates of the registrant was $850,800,211. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

        The number of shares outstanding of the registrant’s Common Stock was 34,023,716 on March 17, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-K	INCORPORATED DOCUMENT
Part III	Specifically identified portions of the Company's definitive proxy statement to be filed in connection with the Company's Annual Meeting to be held on May 21, 2003 are incorporated herein by reference.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K, including statements relating to management’s expectations regarding new product introductions; the adequacy of the Company’s sources for certain components, raw materials and finished products; and the Company’s ability to utilize certain inventory. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause IDEXX’s results to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “- Future Operating Results.”

        In addition, any forward-looking statements represent the Company’s views only as of the day this Annual Report on Form 10-K was first filed with the Securities and ExchangeCommission and should not be relied upon as representing the Company’s views as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its views change.

PART I.

ITEM 1. BUSINESS

        IDEXX Laboratories, Inc. (“we”, “us”, the “Company” or “IDEXX”, which includes wholly-owned subsidiaries unless the context otherwise requires), develops, manufactures and distributes products and provides services for the veterinary and the food and environmental markets. Our products and services include:

•	point of care veterinary diagnostic products;
•	laboratory and consulting services used by veterinarians;
•	veterinary pharmaceutical products;
•	information products and services, including software, used in veterinary practice management;
•	diagnostic and health monitoring products and services for production animals;
•	products that test water for certain microbiological contaminants; and
•	products that test milk for antibiotic residues.

        Most of our sales are derived from the sale of our veterinary diagnostic products and services.

        We are a Delaware corporation and were incorporated in 1983. Our principal executive offices are located at One IDEXX Drive, Westbrook, Maine 04092, our telephone number is (207) 856-0300, and our Internet address is www.idexx.com.

        We make available free of charge on our Internet website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we file such information with, or furnish it to, the Securities and Exchange Commission.

         IDEXX® , IDEXX VetLab™ , ACAREXX® , Colilert® , Colisure® , Defined Substrate Technology® , DST® , Enterolert™ , Filta-Max® , LaserCyte™ , PZI VET® , Parallux® , PetChek® , Practice Developer™ , Quanti-Tray® , SNAP® , VetLyte® , VetTest® and 3Dx™ are trademarks of the Company. Autoread™ , QBC® and VetAutoread™ are trademarks of Becton, Dickinson and Company (“Becton Dickinson”). SimPlate® is a trademark of BioControl Systems, Inc. All other products and company names are trademarks of their respective holders.

PRODUCTS AND SERVICES

        We operate in two primary business areas: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”) segment, and products and services for food and environmental markets, which we refer to as our Food and Environmental Group (“FEG”) segment. See Note 10 to the financial statements for financial information about our business segments, including geographic information.

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

        Our principal single-use tests are sold under the SNAP name, and include a feline combination test, the SNAP Combo FIV antibody/FeLV antigen test, which enables veterinarians to test simultaneously for feline leukemia virus (“FeLV”) and feline immunodeficiency virus (“FIV”) (similar to the human AIDS virus); a canine combination test, the SNAP 3Dx, which tests simultaneously for Lyme disease, Ehrlichia canis and heartworm; and a canine heartworm only test. Sales of heartworm tests are significantly greater in the first half of our fiscal year due to seasonality of the disease.

        In addition to our single-use tests, we sell a line of microwell-based test kits, under the PetChek name, which are used by larger clinics and independent laboratories to test multiple samples. PetChek tests offer accuracy, ease of use and cost advantages to high-volume customers. We currently sell PetChek tests for FeLV, FIV and canine heartworm disease.

        Instruments

        We currently market several instrument systems, as well as associated consumable products, for use in veterinary clinics. These instruments include the following:

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

        Hematology. In October 2002 we introduced the LaserCyte system, a new hematology system that uses laser flow cytometry technology to analyze components of blood, including red blood cells, white blood cells, and platelets. We believe that the LaserCyte system is the only in-clinic hematology system that provides veterinarians with a five-part white blood cell differential and an absolute reticulocyte count, which provides enhanced diagnostic capabilities to veterinarians. We also sell the QBC® VetAutoread™ hematology analyzer, which is based on the Becton Dickinson QBC® Autoread™ hematology system that is sold to physicians for human applications.

        Electrolytes.Our VetLyte system measures three electrolytes — sodium, potassium and chloride — to aid in evaluating acid-base and electrolyte balances and assessing plasma hydration. Test results are available in less than one minute after sample introduction and are either displayed on the VetLyte analyzer or downloaded to the VetTest analyzer.

        Quantitative Hormone Testing. The VetTest SNAP Reader allows the veterinarian to obtain quantitative measurement of hormones including thyroxine (T4) and cortisol. These measurements assist in diagnosing and monitoring the treatment of certain endocrine diseases, such as hyper- and hypo-thyroidism, Cushing’s syndrome and Addison’s disease. The VetTest SNAP Reader is a module that can be integrated with the VetTest chemistry analyzer. Samples and reagents are introduced to the analyzer using our SNAP device.

        Veterinary Laboratory and Consulting Services

        We offer commercial veterinary laboratory and consulting services in the U.S. through facilities located in Arizona, California, Colorado, Illinois, Maryland, Massachusetts, New Jersey, Oregon and Texas. Through subsidiaries located in the

United Kingdom, Japan and Australia, we offer commercial veterinary laboratory services to veterinary clinics located in those countries. Veterinarians use our services by submitting samples by courier or overnight delivery to one of our facilities. Our laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in production and companion animals.

        Additionally, we provide specialized veterinary consultation, telemedicine and advisory services, including cardiology, radiology, internal medicine, dermatology and ultrasound consulting. These services permit veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the Internet from the veterinarians’ offices.

        Approximately 73%, 74% and 75% of the Company’s revenues were derived from sales of veterinary diagnostic products and services within the CAG segment in 2002, 2001 and 2000, respectively.

        Information Products and Services

        We develop, market and sell practice information management software systems that run key functions of veterinary clinics, including scheduling, billing and patient records management. Our systems also provide veterinarians with the ability to electronically download laboratory results from our veterinary reference laboratories directly into the patient’s medical records. We believe we are the leading provider of veterinary practice information management software systems in the U.S. with an installed based of more than 8,000 of the approximately 25,000 veterinary hospitals in North America. We also provide software and hardware support and derive a significant portion of our revenues for this product line from ongoing service contracts.

        Veterinary Pharmaceuticals

        We develop, market and sell novel therapeutics for the veterinary market. In December 2000, we introduced ACAREXX (.01% Ivermectin) otic suspension for the treatment of ear mites in cats, our first drug approved by the U.S. Food and Drug Administration (“FDA”). In 2002 we commenced active marketing of PZI VET®, an insulin product for the treatment of diabetic cats, under the FDA’s regulatory discretion guidelines. We currently have a number of other products under development, including a nitazoxanide-based product for treatment of equine protozoal myeloencephalitis, a neurological disease that is believed to affect approximately 200,000 horses in the U.S.; diclofenac, a topical non-steroidal anti-inflammatory for equine use; and tilmicosin, a long-acting, injectable antibiotic for cats. We have completed the manufacturing, safety and efficacy components of our New Animal Drug Application (“NADA”) for nitazoxanide, and we have submitted revised labeling and Freedom of Information Act summary information as requested by the FDA. We have completed the safety and efficacy components of our NADA for diclofenac, and have submitted information relating to manufacturing in response to questions from the FDA. We anticipate submitting information in support of a NADA for tilmicosin to the FDA in 2003.

FOOD AND ENVIRONMENTAL GROUP

        We sell products that detect microbial contaminants in water and antibiotic residues in milk, and a broad range of diagnostic and health monitoring products for production animals (primarily poultry, livestock and swine).

        Approximately 21%, 20% and 20% of the Company’s revenues were derived from sales of food and environmental products and services in 2002, 2001 and 2000, respectively. Through a series of transactions completed late in 1999 and early 2000, we disposed of our food microbiology testing products and services business. Revenues from this disposed product line were approximately $0.8 million in 2000.

        Water and Dairy Testing Products

        Our Colilert, Colilert-18 and Colisure tests, based on patented Defined Substrate Technology (“DST”), simultaneously detect total coliforms and E. coli in water. These organisms are broadly used as indicators of microbial contamination in water. Our DST products utilize indicator-nutrients that produce a change in color or fluorescence when metabolized by target microbes in the sample. Our water tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with U.S. Environmental Protection Agency (“EPA”) standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, waste water and water from private wells.

        Our Enterolert product is also based on DST and detects enterococci in drinking and recreational waters, with results available in 24 hours. Our Quanti-Tray products, when used in conjunction with our Colilert, Colilert-18, Colisure or Enterolert products, provide users quantitative measurements of microbial contamination, rather then a presence/absence indication. The Colilert, Colilert-18, Colisure and Quanti-Tray products have been approved by the EPA and by regulatory agencies in certain other countries.

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

        We offer two principal products for use in testing for antibiotic residue in milk, the SNAP Beta-lactam test and the Parallux system, an instrument-based testing system. Dairy producers and processors use our tests for quality assurance of raw milk, and government and food quality managers use them for ongoing surveillance.

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP Beta-lactam products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue testing products were $16.3 million in 2002.

        Production Animal Services

        We sell diagnostic tests and related instrumentation and software that are used to detect a wide range of diseases and monitor health status in production animals. Our production animal products are purchased primarily by government laboratories and poultry and swine producers. Significant products include diagnostic tests for porcine reproductive and respiratory syndrome (“PRRS”) and pseudorabies virus in pigs; Newcastle disease in poultry; and Johne’s disease and brucellosis in cattle.

MARKETING AND DISTRIBUTION

        We market, sell and service our products in more than 50 countries through our marketing, sales and technical service groups as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in Australia, France, Germany, Italy, Japan, Mexico, The Netherlands, Spain, Taiwan and the United Kingdom.

        Generally, we will select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. We market our veterinary diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel, and test kits and instrument consumables supplied both via the distribution channel and directly. Outside the U.S., we sell our veterinary diagnostic products through independent distributors and other resellers and, in certain countries, through our direct sales force. We market our software products and veterinary laboratory services through our direct sales force. We market our water, dairy, livestock and poultry products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force.

        In 2002, 2001 and 2000, 29%, 28% and 27%, respectively, of our revenue was attributable to sales of products and services to customers outside the U.S. Risks associated with foreign operations include the need for additional regulatory approvals, possible disruptions in transportation of our products, the differing product needs of foreign customers, difficulties in building and managing foreign operations, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. We engage in hedging activities to reduce the effect of foreign currency fluctuations on our earnings. See Note 10 to the consolidated financial statements for information by geographic region; Note 1(j) to the consolidated financial statements for a description of our hedging activities; and "Quantitative and Qualitative Discosure About Market Risk" for a description of foreign currency exchange risk.

        In 2002, 2001 and 2000, no customer accounted for 10% or more of our sales.

RESEARCH AND DEVELOPMENT

        Our business includes the development and introduction of new products and may involve entry into new business areas. Our research and development activity is focused primarily on development of new animal drugs, new diagnostic instrument platforms, new immunoassay devices, new diagnostic tests and improvements to our diagnostic and testing products. Our research and development expenses were approximately $29.3 million, $28.4 million and $28.3 million in 2002, 2001 and 2000, respectively.

PATENTS AND LICENSES

        We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties. These licenses include an exclusive royalty- bearing license of certain patents relating to diagnostic products for FIV, which expire in 2009, from The Regents of the University of California; an exclusive royalty-bearing license of certain patents relating to DST utilized in the Colilert, Colilert-18, Colisure and Enterolert water testing products, which expire in 2007; exclusive licenses to certain patents and patent applications relating to detection of Lyme disease, which expire beginning in 2019, from Tulane University and the University of Texas; and a non-exclusive royalty-bearing license from Barnes-Jewish Hospital to certain patents relating to canine heartworm tests, which expire in 2006. In addition, we hold a U.S. patent, which expires in 2014, covering certain methods and kits for simultaneously detecting antigens and antibodies, which covers our SNAP Combo FeLV/FIV and Canine SNAP 3Dx combination tests.

        To the extent some of our products may now, or in the future, embody technologies protected by patents, copyrights or trade secrets of others, we may be required to obtain licenses to such technologies in order to continue to sell our products. These licenses may not be available on commercially reasonable terms. Our failure to obtain any such licenses may delay or prevent the sale of certain new or existing products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Operating Results.”

PRODUCTION AND SUPPLY

        VetTest analyzers are manufactured for us by Tokyo Parts Industrial Company Ltd. under an agreement that renews annually unless either party notifies the other of its decision not to renew. The dry chemistry slides used in the VetTest analyzer (“VetTest Slides”) are supplied exclusively by Ortho-Clinical Diagnostics, Inc. (formerly known as Johnson and Johnson Clinical Diagnostics, Inc.) (“Ortho”) under supply agreements with Ortho (the “Ortho Agreements”). We are required to purchase all of our requirements for VetTest Slides from Ortho to the extent Ortho is able to supply those requirements. In addition, we have committed to minimum annual purchase volumes of certain VetTest Slides during the term of the Ortho Agreements. The Ortho Agreements do not prohibit Ortho from selling dry chemistry slides for use in veterinary applications, and Ortho currently sells dry chemistry slides for use in its own analyzer, which is primarily designed for human applications but is also used in the veterinary market. However, Ortho may not sell slides that are bar-coded for use in the VetTest analyzer to any party other than IDEXX. The Ortho Agreements expire on December 31, 2010, although our purchase obligation may be extended at our option through December 31, 2011.

        The QBC®VetAutoread™ system is manufactured for us by Becton Dickinson under a development and distribution agreement that requires Becton Dickinson to supply analyzers to us through 2008 and reagents through 2010. Becton Dickinson is the sole source of these analyzers and reagents.

        Certain other components of our products, including the lasers used in our LaserCyte system, also are available from only one source. While we do not anticipate difficulties in obtaining any of the components used in our products, the loss of any of these sources of supply would have a material adverse effect on the Company.

        We do not generally maintain significant backlog and believe that our backlog at any particular date historically has not been indicative of future sales. However, backlog at December 31, 2002 was larger than in prior periods due to our introduction of the LaserCyte system in the fourth quarter of 2002. As of December 31, 2002, our backlog of LaserCyte orders was approximately $3.3 million.

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

        We compete with many companies ranging from small businesses focused on animal health to large pharmaceutical companies. Our competitors vary in our different markets. Academic institutions, governmental agencies and other public and private research organizations also conduct research activities and may commercialize products, which could compete with our products, on their own or through joint ventures. Some of our competitors have substantially greater capital, manufacturing, marketing and research and development resources than us.

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

    •    Veterinary laboratory services. In this market, we compete primarily on the basis of quality, service and technolohgy. We compete in certain geographic locations with Antech Diagnostics, a unit of VCA Antech, Inc.

    •     Veterinary pharmaceuticals. We compete primarily on the basis of the performance characteristics of our products.

    •     Veterinary practice information management software systems. We compete primarily on the basis of ease of use, performance characteristics, effectiveness of our customer service, information handling capabilities, and advances in technologies.

GOVERNMENT REGULATION

        Many of our products are subject to regulation by U.S. and foreign regulatory agencies. The following is a description of the principal regulations affecting our businesses.

        Veterinary diagnostic products. Most diagnostic tests for animal health applications are veterinary biological products that are regulated in the U.S. by the Center for Veterinary Biologics within the U.S. Department of Agriculture’s (“USDA”) Animal and Plant Health Inspection Service (“APHIS”). The APHIS regulatory approval process involves the submission of product performance data and manufacturing documentation. Following regulatory approval to market a product, APHIS requires that each lot of product be submitted for review before release to customers. In addition, APHIS requires special approval to market products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval as part of their separate regulatory approvals. However, compliance with an extensive regulatory process is required in connection with marketing diagnostic products in Japan, Germany, The Netherlands and many other countries. We also are required to have a facility license from APHIS to manufacture USDA-licensed products. We have obtained such a license for our manufacturing facility in Westbrook, Maine.

        Our instrument systems are medical devices regulated by the U.S. Food and Drug Administration (“FDA”) under the Food, Drug and Cosmetics Act (the “FDC Act”). While the sale of these products does not require premarket approval by FDA and does not subject us to the FDA’s Good Manufacturing Practices regulations (“GMPs”), these products must not be adulterated or misbranded under the FDC Act.

        Veterinary pharmaceuticals. The manufacture and sale of veterinary pharmaceuticals are regulated by the Center for Veterinary Medicine (“CVM”) of the FDA. A new animal drug may not be commercially marketed in the U.S. unless it has been approved as safe and effective by CVM. Approval may be requested by filing a New Animal Drug Application (“NADA”) with CVM containing substantial evidence as to the safety and effectiveness of the drug. Data regarding manufacturing methods and controls are also required to be submitted with the NADA. Manufacturers of animal drugs must also comply with GMPs and Good Laboratory Practices (“GLPs”). Sales of animal drugs in countries outside the U.S. require compliance with the laws of those countries, which may be extensive.

        Water testing products. Our water tests are not subject to formal premarket regulatory approval. However, before a test may be used as part of a water quality monitoring program required by the EPA, the test must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA approved protocol, evaluation of the data by the EPA and publication for public comment of any proposed approval in the Federal Register before final approval. Our Colilert, Colilert-18, Colisure, Quanti-Tray, Filta-Max and SimPlate for HPC products have been approved by the EPA. The sale of water testing products also is subject to extensive and lengthy regulatory processes in many other countries around the world.

        Dairy testing products. The sale of dairy testing products in the U.S. is regulated by the FDA in conjunction with the Association of Official Analytical Chemists — Research Institute (“AOAC-RI”). Before a product may be sold, extensive product performance data must be submitted in accordance with a protocol that is approved by the FDA and the AOAC-RI. Following approval of a product by FDA, the product must also be approved by the National Conference on Interstate Milk Shipments (“NCIMS”), an oversight body that includes state, federal and industry representatives. Our SNAP Beta-lactam and Parallux dairy antibiotic residue testing products have been approved by the FDA and NCIMS. While some foreign countries accept AOAC-RI approval as part of their regulatory approval process, many countries have separate regulatory processes.

        Any acquisitions of new products and technologies may subject us to additional areas of government regulation. These may involve food, drug and water quality regulations of the FDA, the EPA and the USDA, as well as state, local and foreign governments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Operating Results.”

EMPLOYEES

        As of December 31, 2002, IDEXX had approximately 2,181 full-time and part-time employees. We are not a party to any collective bargaining agreement and we believe that relations with our employees are good.

ITEM 2. PROPERTIES

        We lease approximately 290,000 square feet of office and manufacturing space in Westbrook, Maine under a lease expiring in 2008, approximately 75,000 square feet of industrial space in Memphis, Tennessee for use as a distribution facility, under a lease expiring in 2007, approximately 40,000 square feet of office and manufacturing space in Eau Claire, Wisconsin for our veterinary practice information management software business, under a lease expiring 2009, and approximately 40,000 square feet of warehouse and office space in The Netherlands for use as our headquarters for Europea operations, under a lease expiring 2008.

        We also lease a total of approximately 100,000 square feet of smaller office, manufacturing and warehouse space in the U.S. and elsewhere in the world. In addition, we own or lease approximately 112,000 square feet of space in the U.S., Australia and the United Kingdom for use as veterinary reference laboratories and office space for our veterinary consulting services. Of this space, 46,000 square feet is owned by us and the remaining amount is leased, under leases having expiration dates up to the year 2012.

        We consider that the properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

        Our executive officers as of March 12, 2003 were as follows:

Name	Age	Title
Jonathan W. Ayers	46	President, Chief Executive Officer and Chairman of the Board of Directors
Erwin F. Workman, Jr.,	56	Executive Vice President and Chief Scientific Officer
Louis W. Pollock	49	Senior Vice President
Conan R. Deady	41	Vice President, General Counsel and Secretary
S. Sam Fratoni, Ph.D	55	Vice President
Robert S. Hulsy	58	Vice President
Merilee Raines	47	Vice President, Finance and Treasurer
Quentin Tonelli, Ph.D	54	Vice President

        Mr. Ayers has been Chairman of the Board, Chief Executive Officer and President of IDEXX since January 2002. Prior to joining IDEXX, in 2000 and 2001, Mr. Ayers was President of Carrier Corporation, the largest business unit of United Technologies Corporation, a provider of high technology products and services to the building systems and aerospace industries, and from July 1997 to December 1999, he was President of Carrier Asia Pacific Operations. From March 1995 to June 1997, Mr. Ayers was Vice President, Strategic Planning at United Technologies. Before joining United Technologies, from May 1991 to March 1995, Mr. Ayers was Principal of Corporate Finance and from August 1986 to May 1991, he was Vice President of Mergers and Acquisitions, at Morgan Stanley & Co. Mr. Ayers holds an undergraduate degree in Molecular Biophysics and Biochemistry from Yale University and an MBA from Harvard University.

        Dr. Workman has served as Executive Vice President and Chief Scientific Officer since November 1997 and as a Director since 1993. He also served as President and Chief Operating Officer from 1993 to November 1997. Before joining the Company in 1984, he was Manager of Research and Development for the Hepatitis and AIDS Business Unit within the diagnostic division of Abbott Laboratories, Inc.

        Mr. Pollock became Senior Vice President of the Company in July 2000 and was a Vice President from December 1994. Mr. Pollock has been Senior Vice President of the Companion Animal Group Customer Facing Organization since July 2002. From July 1999 to July 2002 Mr. Pollock was President of the Professional Office Diagnostics Division within the Companion Animal Group. Mr. Pollock joined the Company in 1986 and served in positions of increasing responsibility in veterinary products sales management before serving as President of the Company’s International Division from December 1994 to March 1996 and as President of the Company’s Food and Environmental Group from March 1996 until July 1999. Before joining the Company, Mr. Pollock was employed in various sales and marketing positions with Abbott Laboratories, Inc.

        Mr. Deady has been Vice President and General Counsel of the Company since August 1999 and was Deputy General Counsel of the Company from June 1997. Before joining the Company in June 1997, Mr. Deady was Deputy General Counsel of Thermo Electron Corporation, a manufacturer of technology-based instruments. Mr. Deady was previously affiliated with Hale and Dorr LLP, a Boston-based law firm.

        Dr. Fratoni has been Vice President of the Company since May 1997 and Chief Information Officer since November 2000. He was President of the Company’s Food and Environmental Group from July 1999 to December 2000. From May 1997 to July 1999, Dr. Fratoni was Vice President of Human Resources of the Company, and from October 1996 to May 1997, he was Director of Business Development for the Food and Environmental Group. Before joining the Company in October 1996, Dr. Fratoni held various positions with Hewlett-Packard Company.

        Mr. Hulsy has been Vice President of the Company since February 1999 and President of the Company’s IDEXX Laboratory Services business since August 1998. Before joining the Company in August 1998, Mr. Hulsy was President of American Environmental Network, Inc., a network of environmental laboratories, from 1992 to 1998.

        Ms. Raines has been Vice President, Finance of the Company since May 1995. Ms. Raines served as Division Vice President, Finance from March 1995 to May 1995, Director of Finance from 1988 to March 1995 and Controller from 1985 to 1988.

        Dr. Tonelli became Vice President of the Company in June 2001 and is currently General Manager of the Production Animal Service business unit within the Food and Environmental Group and oversees the Company’s infectious diseases research and development activities. Previously he has held various positions with the Company, including Division Vice President for Research and Development and Division Vice President, Business Development. Before joining the Company in 1984, he was a Group Leader of Research and Development for the Hepatitis and AIDS Business Unit within the diagnostic division of Abbott Laboratories, Inc.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        Our Common Stock is quoted on the Nasdaq Stock Market under the symbol IDXX. The table below shows the high and low sale prices per share of our Common Stock as reported on the Nasdaq Stock Market for the years 2002 and 2001.

CALENDAR YEAR	HIGH	LOW
2002
First Quarter	$ 29.30	$ 24.00
Second Quarter	32.62	24.60
Third Quarter	32.00	23.80
Fourth Quarter	37.05	29.29

2001
First Quarter	$ 25.50	$ 17.13
Second Quarter	32.38	19.13
Third Quarter	30.90	20.20
Fourth Quarter	30.00	22.38

        As of December 31, 2002, there were 1,183 holders of record of our Common Stock.

        We have never paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings to fund the development and growth of our business.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data of the Company for each of the five years ended December 31, 2002. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	For the years ended December 31,
(in thousands, except per share data)	1998	1999	2000	2001	2002*

STATEMENT OF OPERATIONS DATA:
Revenue	$321,713	$358,370	$367,432	$386,081	$412,670
Cost of Revenue	164,240	186,386	190,256	202,750	219,945

Gross Profit	157,473	171,984	177,176	183,331	192,725
Expenses:
Sales and marketing	61,725	53,885	54,956	57,087	56,794
General and administrative	43,959	43,969	40,677	41,266	40,787
Research and development	22,687	27,313	28,292	28,426	29,329
Write-off of in-process research and
development	37,162	--	--	--	--

Income (loss) from operations	(8,060)	46,817	53,251	56,552	65,815
Interest income, net	6,877	5,728	4,996	2,229	2,955

Net income (loss) before provision for
income taxes	(1,183)	52,545	58,247	58,781	68,770
Provision for income taxes	14,032	19,967	21,615	21,161	23,381

Net income (loss)	$(15,215)	$32,578	$36,632	$37,620	$45,389

Net income (loss) per share:
Basic	$(0.40)	$0.85	$1.06	$1.13	$1.35
Diluted	$(0.40)	$0.82	$1.02	$1.09	$1.30
Weighted average shares outstanding:
Basic	38,513	38,412	34,574	33,293	33,622
Diluted	38,513	39,743	36,081	34,640	35,043
BALANCE SHEET DATA:
Cash and investments	$155,650	$130,928	$75,203	$100,575	$162,763
Working capital	188,829	158,774	141,781	164,199	213,441
Total assets	386,548	357,982	335,796	373,107	416,652
Total debt	9,381	3,543	8,472	8,380	973
Stockholders’equity	307,840	284,341	261,747	301,370	340,973

*	As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”, goodwill is no longer amortized commencing January 1, 2002. Amortization expense would have been $4.5 million for the year ended December 31, 2002. See Note 1 to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We operate primarily through two business segments: the Companion Animal Group (“CAG”) and the Food and Environmental Group (“FEG”). CAG comprises our veterinary diagnostic products and services, veterinary pharmaceutical products, and veterinary information products and services. FEG comprises our water testing products, dairy testing products and our production animal testing products. Additionally, Other is primarily comprised of corporate research and development, CEO succession charge and interest income.

BUSINESS OVERVIEW

        The following is a discussion of the strategic and operating factors that we believe have the most significant effect on the performance of our business.

        Companion Animal Group

        Our CAG segment accounted for approximately 79% of our sales in 2002 and is therefore our most significant business. The largest product lines within our CAG segment are instruments and instrument consumables, laboratory services, and rapid assays, which accounted for 43%, 24% and 22% of CAG revenues, respectively, in 2002. To date, revenues from sales of pharmaceutical products have not been substantial. However, we are investing significantly in a pipeline of companion animal pharmaceutical products. If we are successful in developing, obtaining FDA approval for, and marketing these products, we believe that sales of pharmaceutical products will become a more material component of CAG sales in the future.

        By offering to companion animal veterinarians a broad range and an integrated set of proprietary diagnostic products and services, therapeutics and practice management computer systems, we believe we have developed a strong customer franchise, providing us a strategic advantage over companies with more narrow product or service offerings. Our complementary products and services give us scale in sales and distribution in this market, and permit us to offer programs such as “Practice Developer”, a customer reward that encourages purchases across multiple categories and builds customer loyalty. By offering both point-of-care diagnostics for use in the clinic and outside laboratory services, we are able to develop integrated disease management solutions that leverage the advantages of both point-of-care and laboratory testing. In addition, by integrating our practice management software systems with our instruments and with our reference laboratories, we enhance the veterinary practices of our customers by facilitating the flow of medical information in the clinic.

        In the U.S., we sell instrument consumables, rapid assays and pharmaceuticals through distributors, and therefore our reported sales of these products are sales made to distributors, rather than sales to veterinarians, the end users. Because distributor inventory levels and purchasing patterns may fluctuate, sales of a particular product line in a particular period may not always be representative of the underlying customer demand for the product. Therefore, we closely track sales of these products by our distributors to the clinics (“clinic-level sales”), which we think provides a more accurate picture of the real growth rate for these products. In the discussion of results below, we note certain instances where we believe reported sales have been influenced, positively or negatively, by changes in distributor inventories.

        Instruments and Instrument Consumables. Our instrument strategy is to provide veterinarians within integrated set of instruments (called IDEXX VetLab) that, individually and together, provide superior diagnostic information in the clinic, enabling veterinarians to practice better medicine and build more profitable practices. We derive substantial revenues from the sale of consumables that are used in these instruments. During the early stage of an instrument life cycle, we derive relatively greater revenues from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placements begin to decline. Our long-term success in this area of our business is dependent on our ability both to develop and sell new instruments with enhanced diagnostic capabilities and to maximize customer utilization of those instruments, which creates more consumables sales.

        We have a large installed base of VetTest chemistry analyzers, and substantially all of our revenues from that product line are now derived from consumables sales, although we continue to place instruments through an active rental program in the U.S. and through sales in Europe and Asia Pacific. As a result, the success of this product line is dependent on increased customer utilization of those instruments. Toward that end, we seek to educate veterinarians about best medical practices that emphasize the importance of blood chemistry testing for a variety of diagnostic purposes.

        In the fourth quarter of 2002, we introduced our new hematology analyzer, the LaserCyte system, which provides more extensive hematological diagnostic information than our original platform, the QBC® VetAutoread™ system. Our success in growing hematology revenues over the next several years will depend upon our ability to sell LaserCyte instruments, although we intend to continue to sell the QBC® VetAutoread® system. We do not intend to rent LaserCyte instruments. At earlier stages in the life cycle of this product, a substantial portion of LaserCyte placements will be made at veterinary clinics that already own our QBC® VetAutoread™ instruments. As a result, net consumables sales are not likely to grow significantly in the near future, as we expect the increase in LaserCyte consumable sales to be largely offset by declines in sales of QBC® VetAutoread™ consumables. However, we believe that the enhanced diagnostic capabilities of the LaserCyte system will lead veterinarians to perform more in-clinic hematology testing, which will increase consumables sales as our installed base of LaserCyte systems increases. In addition, since we produce the LaserCyte consumables, the profitability of these consumables is greater than the profitability of the QBC® VetAutoread™ consumables, which we purchase as finished products.

        With all of our instrument lines, we seek to differentiate our products based on superior system capability, quality of diagnostic information, reliability and customer service. Our equipment and consumables typically are sold at a premium price to competitive offerings. Our success depends on our ability to maintain a premium price strategy. In addition, our in-clinic instrumentation competes with outside laboratory services for similar diagnostic information, and such services are typically offered at a lower cost. Therefore, our success also depends on our ability to market the relative attractiveness of in-clinic diagnostic testing, versus less convenient and timely, but lower priced, laboratory testing.

        Laboratory Services. We believe that more than half of all diagnostic testing by U.S. veterinarians is done at outside reference laboratories such as our IDEXX Laboratory Services laboratories. We attempt to differentiate our laboratory testing services from those of our competitors primarily on the basis of quality, customer service and technology. Revenue growth in this business is achieved both through increased sales at existing laboratories and through the acquisition of new customers. Profitability of this business is largely the result of our ability to achieve efficiencies from both volume and operational improvements.

        Rapid Assays. Our rapid assay business comprises single-use kits for in-clinic testing and microwell-based kits for large clinic and laboratory testing for canine and feline diseases and conditions. Our two principal product lines are canine heartworm products (which include the SNAP 3Dx heartworm antigen, Ehrlichia canis and Lyme antibody combination test) and the SNAP FIV antibody/FeLV antigen combination test. Our rapid assay strategy is to develop, manufacture, market and sell proprietary tests with superior performance that address important medical needs. As in our other lines of business, we also seek to differentiate our products through superior customer support. These products carry price premiums over competitive products that do not offer equivalent performance and diagnostic capabilities, and which do not include a similar level of support. We augment our product development and customer service efforts with marketing programs that enhance medical awareness and understanding regarding our target diseases and the importance of diagnostic testing.

Food and Environmental Group

        Water and Dairy Testing. Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers are primarily water utilities to whom strong relationships and customer support are very important. Over the past several years the rate of growth of this product line has slowed from over 20% to approximately 10% in 2002. The decline in growth rate is the result of increased competition and market penetration. International sales of water testing products represent 36% of total water product sales and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and in many countries a test may not be used for regulatory testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program under which we are seeking regulatory approvals in a number of countries, primarily in Europe. We follow a similar strategy in marketing and selling our dairy testing products.

        Production Animal Services. We develop, manufacture, market and sell a broad range of tests for various poultry, cattle and swine diseases and conditions, and have an active research and development and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics. Disease outbreaks are episodic and unpredictable and certain diseases that are prevalent at one time may be substantially contained or eradicated. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can be subject to fluctuation. In 2002, approximately 64% of our sales in this business were international. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described below that are associated with doing business internationally.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

        We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

        Our inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. We write down inventory for estimated obsolescence when warranted by our estimates of future demand and market conditions. If actual market conditions are less favorable than those estimated by management, additional inventory write- downs may be required, which would have a negative effect on our results of operations. Certain major components of our inventory are discussed in more detail below.

        Nitazoxanide.Our nitazoxanide product for the treatment of equine protozoal myeloencephalitis (“EPM”) is in registration with the U.S. Food and Drug Administration (“FDA”). We have completed the manufacturing, efficacy and safety components of our submission, and in February 2003 we submitted revised labeling and Freedom of Information Act summary information as requested by the FDA. Our inventories as of December 31, 2002 included $8.4 million of inventory associated with the nitazoxanide product, consisting of $8.3 million of active ingredient and $0.1 million of other raw materials. The $8.3 million of active ingredient included in inventory at December 31, 2002 will expire in 2005. In 2002 the manufacturer of the active ingredient submitted additional stability data to the FDA, which supported extending the shelf life of the active ingredient from 48 to 60 months from the date of manufacture. Upon use of unexpired active ingredient in the manufacture of finished goods, the active ingredient shelf life is no longer relevant. The shelf life of the finished goods is measured from the date of manufacture, regardless of the age of the active ingredient used to manufacture the finished goods. Based on stability data that we have submitted to the FDA, we believe that the shelf life of the finished goods will be at least 36 months if and when the product is approved by the FDA.

        We evaluate our nitazoxanide inventory on a quarterly basis for realizability. During the year ended December 31, 2002, we incurred no further write-downs for this inventory due to expected product expiration. Our quarterly evaluation is based upon the expiration dates described, assumptions regarding the timing of FDA approval and our launch of the product and assumptions regarding sales volumes that we expect to achieve following approval and launch of the product. We believe that the product will be approved in late 2003 and launched shortly thereafter, that the worldwide market for EPM treatments is approximately $50 million annually, and that our nitazoxanide product will capture approximately 25-40% of that market over four years following launch. Should FDA approval be delayed beyond 2003 or should sales volumes be lower than those assumed, additional active ingredient would expire and would need to be written off. For example, if FDA approval was obtained in late 2003, but sales volumes over the next four years were fifty percent lower than anticipated, and assuming a shelf life of 36 months for finished goods inventory, approximately $0.5 million of additional inventory would expire and require a charge to operations.

        If we do not receive FDA approval of the nitazoxanide product, and if we then elect to terminate our license to use the active ingredient, we have the right to require our supplier to repurchase the active ingredient at a price equal to our cost. We have no assurances that our supplier has the financial ability to repurchase all of this inventory. To the extent we were unable to sell the active ingredient to our supplier, we would incur a loss in the amount of any unrecovered costs of the active ingredient. This could result in a loss of up to the full value of our net inventory, or $8.4 million as of December 31, 2002.

        VetTest® Slides. Our inventories as of December 31, 2002 included $30.2 million of slides used in our VetTest chemistry instruments, which represents approximately 1.3 turns based on recent historical usage. Most of the slides have a shelf life of 24 months at the date of manufacture. The average remaining shelf life at December 31, 2002 was 16.9 months. In addition, we are required to purchase a minimum of $232.4 million of slides over the remaining life of our contract with Ortho-Clinical Diagnostics, Inc. (“Ortho”), which expires on December 31, 2010, although our purchase obligation may be extended at our option through December 31, 2011.

        We evaluate potential losses over the life of the Ortho contract on a quarterly basis. Our quarterly evaluation is based on an estimate of the value of slides that we are required to purchase under the contract but that will expire before sale. The estimated loss is calculated based on the expiration dating described, and an evaluation of our minimum contractual purchase obligations relative to assumptions regarding (i) the per-customer growth in demand for slides over the life of the contract, and (ii) changes over the life of the contract in the size of our installed base of VetTest customers resulting from (a) new VetTest instrument placements by us and (b) loss of customers who switch to other chemistry analyzers supplied by IDEXX or its competitors. We have assumed that the rate of growth of end customer unit sales of VetTest slides, which grew approximately 7% in 2002, will decline over the life of the Ortho contract due to the impact of the factors described in the preceding sentence.

        During the quarter ended September 30, 2002, we amended the contract with OCD to reduce our minimum purchase commitment for both 2002 and the life of the contract by 30 million slides (or approximately $17.7 million) in consideration for our agreement to forego approximately $2.0 million of certain volume rebates on slides purchased in 2002. As a result of this amendment, we do not believe we will incur a loss on the contract and we have reversed the previously established contract loss reserve of $0.7 million, of which $0.4 million was provided in 2002. However, if our assumptions regarding the per-customer demand for slides or the changes in the installed base of VetTest instruments are incorrect, we could incur loss on this contract. For example, if we experienced no per-customer growth in demand for slides through the contract term, we would incur a loss of approximately $0.1 million.

        LaserCyte hematology instrument. As of December 31, 2002, our inventories included $8.3 million of component parts and finished goods associated with our LaserCyte hematology instrument, which we began shipping to customers in November 2002. In addition, we have placed $0.9 million in deposits with vendors to secure additional critical components and we have firm purchase commitments of an additional $2.1 million. We expect to fully realize our investment and purchase commitments. However, if we alter the design of this product, we may be required to write off some or all of the associated inventory.

        The nitazoxanide, VetTest slides and LaserCyte products are included in our CAG segment.

        Valuation of Long-lived and Intangible Assets and Goodwill

        We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include but are not limited to the following:

•	significant under-performance relative to historical or projected future operating results;

•	failure to obtain obtain regulatory approval of certain products;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant advancements or changes in technology.

        When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based on a change in events and circumstances discussed above, we measure any impairment based on factors such as projected cash flows. Net intangible assets and goodwill amounted to $56.2 million as of December 31, 2002, consisting of $23.7 million related to veterinary laboratories (of which $23.4 million represents goodwill), $15.8 million related to water test products (of which $13.5 million represents goodwill), $14.5 million related to veterinary pharmaceutical products (of which $13.7 million represents goodwill) and $2.2 million of other (of which $1.7 million represents goodwill).

        In 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 and as a result, we ceased to amortize goodwill, but continued to amortize all other intangibles. We had recorded approximately $5.0 million of goodwill amortization on these amounts during the year ended December 31, 2001 and would have recorded approximately $4.5 million of goodwill amortization during the same period in 2002, if the existing standards had been continued. In addition, we recorded $1.5 million of other intangible amortization during the year ended December 31, 2001 and $0.6 million during the year ended December 31, 2002. In lieu of goodwill amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are now required to perform annual impairment reviews. No impairment was found as a result of either our initial impairment review or our 2002 year-end review.

        Revenue Recognition

        We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 requires that four criteria are met before revenue is recognized. These include (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price is fixed and determinable, and (iv) collectibility is reasonably assured.

•	We recognize revenue at the time of shipment (including to distributors) for substantially all products, as title and risk of loss pass to the customer on delivery to the common carrier.

15

•	We recognize revenue on sales to leasing companies after the instrument or practice information management system is installed and the customer has accepted the instrument or system.

•

    We recognize revenue on sales of certain instruments after the instrument is installed, where installation is considered essential to the usability of the instrument, and the customer has accepted the instrument.

•	We recognize service revenue at the time the service is performed.

•	We recognize revenue associated with extended maintenance agreements ratably over the life of the contracts.

•

    We recognize revenue from non-cancelable software licenses and hardware systems upon installation of the software (and completion of training if applicable) or hardware because at this time collection is probable and we have no significant further obligations.

•	We recognize revenue on certain instrument systems under rental programs over the life of the rental agreement.

        When instruments are sold together with extended maintenance agreements, we allocate revenue to the extended maintenance agreement (the undelivered element) based on amounts charged separately to similar customers and recognize those revenues ratably over the period of the agreement. The residual value is recognized as instrument revenue when appropriate under the policies described above. Shipping costs reimbursed by the customer are included in revenue and cost of sales.

        We record estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers future rights such as free or discounted goods or services or trade-in rights. We estimate these reductions based on our experience with similar customer programs in prior years. Our distributors do not have the right to return products.

        We recognize revenue only in those situations where collection from the customer is probable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on our historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances would be required.

        Income Taxes

        We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have recorded a valuation allowance on certain deferred tax assets that relate to international net operating loss carryforwards. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

        We do not provide for U.S. income taxes on earnings of our subsidiaries outside of the U.S. As of December 31, 2002, we had unremitted earnings in subsidiaries outside the U.S. of $44.8 million, on which no U.S. taxes have been provided. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

        Warranty Reserves

        We provide for the estimated cost of product warranties at the time revenue is recognized. Our actual warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service delivery costs differ from our estimates, which are based on historical data and engineering estimates, where applicable, revisions to the estimated warranty liability would be required. As of December 31,

2002, we had accrued $343,000 for estimated warranty expense. Warranty expense was $0.3 million and $0.4 million for the years ended December 31, 2001 and 2002, respectively.

        We launched our LaserCyte system in October 2002, and expect sales will increase in 2003 and beyond. We expect that sales of this system will cause warranty expense to increase significantly in 2003. We will charge warranty expense to the cost of LaserCyte sales based upon our experience with instrument sales and engineering information about the system. Should actual warranty expense exceed our estimates, our cost of sales of LaserCyte systems would increase.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2002 Compared to Twelve Months Ended December 31, 2001

Revenue

        Total Company. Revenue for the total company increased $26.6 million, or 7%, to $412.7 million from $386.1 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

Net Sales (in thousands)	2001	2002	Dollar Change	Percentage Change
CAG	$308,048	$326,897	$18,849	6%
FEG	78,033	85,773	7,740	10%

Total	$386,081	$412,670	$26,589	7%

        Companion Animal Group. Revenue for CAG increased $18.8 million, or 6%, to $326.9 million from $308.0 million in the same period of the prior year. An increase in sales of laboratory services (approximately $7.3 million, or 10%) resulted primarily from higher volume worldwide and, to a lesser extent, price increases in the U. S. and the impact of currency exchange rates on sales at our laboratories outside the U.S.

        An increase in sales of instrument consumables (approximately $6.2 million, or 6%) resulted primarily from increased unit sales of VetTest slides worldwide and, to a lesser extent, the impact of currency exchange rates on sales outside of the U.S. The increase in revenues was positively impacted by depressed 2001 sales that resulted from a late 2000 marketing program that pulled sales into 2000. Revenues were negatively impacted due to a decrease in distributor inventories of instrument consumables in 2002. We believe, however, that reported growth in consumables sales approximates the underlying growth rate after adjusting for these two factors. Sales of LaserCyte, a hematology instrument introduced in October 2002, contributed $1.9 million to the revenue increase.

        An increase in sales of rapid assay products (approximately $3.1 million, or 5%) resulted primarily from increased clinic-level sales of canine heartworm and feline test kits, offset primarily by the negative impact of changes in distributor inventory levels (which increased $1.5 million in 2001 and decreased $3.1 million in 2002), and increased accruals on sales of canine heartworm test kits due to higher customer participation in a5volume rebate program. After adjusting for these changes in distributor inventory levels, sales of rapid assay products would have increased approximately $7.8 million, or 12%.

        An increase in sales of veterinary practice management software and services (approximately $1.4 million, or 7%), resulted primarily from higher volume of complete system sales, and increased hardware upgrade sales.

        Offsetting these increases were reduced sales of our QBC® VetAutoread™ hematology instrument (approximately $1.2 million, or 16%), primarily due to a shift in marketing and customer focus to the LaserCyte system. Sales of pharmaceutical products decreased slightly due to a decline in sales of the Company’s ACAREXX feline ear mite treatment, offset partially by increased sales of PZI VET insulin, which was launched on a commercial basis in 2002.

        Food and Environmental Group. Revenue for FEG increased $7.7 million, or 10%, to $85.8 million from $78.0 million for the same period of the prior year. An increase in sales of poultry and livestock tests (approximately $4.9 million, or 22%) resulted primarily from higher unit sales of livestock products and, to a lesser extent, price increases on livestock products and the impact of currency exchange rates on sales outside of the U.S. Approximately half of the increased sales of livestock products were the result of government sponsored testing initiatives in Germany, which may not continue through 2003.

        An increase in sales of water testing products (approximately $3.7 million, or 10%) resulted primarily from increased unit sales volume in Europe and the Americas and, to a lesser extent, price increases in the U.S. A decrease in sales of dairy testing products (approximately $0.8 million or 5%) was primarily attributable to lower unit sales volume as a result of increased competition.

Gross Profit

        Total Company. Gross profit for the total company increased $9.4 million, or 5%, to $192.7 million from $183.3 million for the same period in the prior year. As a percentage of total company revenue, gross profit remained flat at 47%. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

Gross Profit (in thousands)	2001	Percent of Sales	2002	Percent of Sales
CAG	$137,782	45%	$142,726	44%
FEG	45,549	58%	49,999	58%

Total	$183,331	47%	$192,725	47%

        Companion Animal Group. Gross profit for CAG increased $4.9 million, or 4%, to $142.7 million from $137.8 million in the same period of the prior year, primarily due to increased sales volume across the CAG product lines, partially offset by a reduction in the gross profit percentage. As a percentage of CAG revenue, gross profit declined from 45% for the same period in the prior year to 44%. The decrease in gross profit percentage was attributable primarily to foreign exchange hedge contract losses in the current period compared to gains in the prior period; increased amortization due to additional placements of VetTest instruments in our rental and trade-up programs; and a net unfavorable change in manufacturing variances. These factors were offset partially by productivity improvements across CAG product lines, partly due to increased revenue spread against the fixed cost portion of our expense base; the positive impact of the strengthening of the Euro and British Pound on sales denominated in those currencies; reversal of an accrual for potential loss on our VetTest slide supply agreement with Ortho as a result of a reduction in our minimum purchase obligations under the agreement; and higher prices, primarily on laboratory services and feline test kits.

        Food and Environmental Group. Gross profit for FEG increased $4.5 million, or 10%, to $50.0 million from $45.5 million for the same period in the prior year, primarily due to increased sales volume across the FEG product lines. As a percentage of FEG revenue, gross profit was unchanged at 58%. Gross profit percentage benefited from a favorable mix of higher margin poultry and livestock products, higher prices for water testing and livestock products, and the positive impact of the strengthening of the Euro and British Pound on revenue. These increases were offset by higher inventory writedowns of certain dairy products and royalty accruals on certain livestock products.

Operating Expenses

        Total Company. Total company operating expenses increased $0.1 million to $126.9 from $126.8 million for the same period of the prior year. As a percentage of revenues, operating expenses declined to 31% from 33%. The following tables present operating expenses and operating income for the Company and its operating segments:

Operating Expenses (in thousands)	2001	Percentage of Sales	2002	Percentage of Sales	Dollar Change	Percentage Change
CAG	$101,183	33%	$96,674	30%	$(4,509)	(4%	)
FEG	22,873	29%	23,959	28%	1,086	5%
Other	2,723	N/A	6,277	N/A	3,554	131%

Total	$126,779	33%	$126,910	31%	$131	0%

Operating Income (in thousands)	2001	Percentage of Sales	2002	Percentage of Sales	Dollar Change	Percentage Change
CAG	$36,599	12%	$46,052	14%	$9,453	26%
FEG	22,676	29%	26,040	30%	3,364	15%
Other	(2,723)	N/A	(6,277)	N/A	(3,554)	131%

Total	$56,552	15%	$65,815	16%	$9,263	16%

        Companion Animal Group. Operating expenses for CAG decreased $4.5 million, or 4%, to $96.7 million from $101.2 million in the same period of the prior year. This decrease resulted primarily from the impact of adoption of SFAS No. 142 (under which the Company ceased amortizing goodwill); a reduction in severance and related costs; a reduction in marketing expense associated with feline diagnostic products (due to a direct to consumer marketing campaign in 2001); a reduction in bad debt expense; and savings from the consolidation of our pharmaceuticals and companion animal diagnostics sales forces. These decreases were offset partially by increased spending on sales and marketing (including the unfavorable impact of foreign exchange) to support higher sales volumes; litigation spending, net of a settlement received, related to the Company’s patent infringement lawsuit against Abaxis, Inc. and S.A. Scientific, Inc.; and increased research and development expenses.

        Food and Environmental Group. Operating expenses for FEG increased $1.1 million, or 5%, to $24.0 million from $22.9 million in the same period of the prior year. Increased expenses resulted primarily from the write-off of non- performing intangible assets (primarily associated with the 2000 acquisition of Genera Technologies Limited); higher litigation, infrastructure and other administrative expenses; the unfavorable impact of foreign exchange; and increased research and development expenses. These increases were offset partially by the impact of adoption of SFAS No. 142 and a reduction in bad debt expense.

        Other. Operating expenses for other, which consist of $2.9 million in corporate research and development and $3.4 million in charges related to our Chief Executive Officer succession, increased $3.6 million to $6.3 million from $2.7 million in the same period of the prior year. The increase resulted primarily from severance and related benefits provided in connection with the retirement of our Founder, Chairman and Chief Executive Officer in January 2002. Under an employment agreement, we are required to make certain payments to our former Chief Executive Officer and provide certain benefits to him following his retirement and the succession to our new Chief Executive Officer. During 2002 we incurred charges under this agreement of $3.4 million, of which $1.8 million was non-cash.

Interest Income, Net

        Net interest income was $3.0 million for 2002 compared with $2.2 million during 2001. The increase was due to higher invested cash balances and the receipt of $0.3 million in interest on a domestic tax refund. These increases were partially offset by lower effective interest rates.

Provision For Income Taxes

        Our effective tax rate was 34% for 2002 compared with 36% for 2001. The reduction in the effective tax rate was primarily due to the elimination of non-deductible goodwill associated with the adoption of SFAS No. 142.

Twelve Months Ended December 31, 2001 Compared to Twelve Months Ended December 31, 2000

Revenue

        Total Company. Revenue for the total company increased $18 million, or 5%, to $386.1 million from $367.4 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

Net Sales (in thousands)	2000	2001	Dollar Change	Percentage Change
CAG	$295,740	$308,048	$12,308	4%
FEG	71,692	78,033	6,341	9%

Total	$367,432	$386,081	$18,649	5%

        Companion Animal Group. Revenue for CAG increased $12.3 million, or 4%, to $308.0 million from $295.7 million in 2000. An increase in sales of veterinary reference laboratory services (approximately $7.7 million, or 12%) resulted primarily from incremental sales associated with our acquisition of Veterinary Pathology Services Pty. Ltd. (“VPS”) in July 2000 and from higher volume at laboratories in existence during both reporting periods. A decrease in sales of VetTest slides (approximately $4.0 million, or 4%) resulted primarily from the negative impact of changes in distributor inventory levels and a late 2000 marketing program that pulled sales into 2000 from 2001, offset partially by growth in clinic-level sales. An increase in sales of canine test kits (approximately $2.1 million, or 6%) resulted primarily from increased sales of our Canine SNAP 3Dx combination test, which we introduced in March 2001. Sales of ACAREXX in 2001 (approximately $2.3 million) were largely incremental to 2000 because we launched this product in December 2000. In aggregate, unfavorable exchange rates negatively impacted total CAG revenue by approximately $4.6 million, or 2%.

        Food and Environmental Group. Revenue for FEG increased $6.3 million, or 9%, to $78.0 million from $71.7 million in 2000. An increase in sales of water testing products (approximately $7.4 million, or 25%) resulted primarily from incremental revenue associated with the acquisition of Genera Technologies Limited (“Genera”) in August 2000. A decrease in sales of dairy testing products (approximately $1.4 million, or 8%) was primarily attributable to the elimination of our LacTek product in the second quarter of 2001, increased competition, and lack of product availability due to manufacturing issues. A decrease in sales of food testing products (approximately $0.8 million, or 99%) was primarily due to the divestiture of the food microbiology testing business in the first quarter of 2000.

Gross Profit

        Total Company. Gross profit for the total company increased 6.1 million, or 4%, to $183.3 million from $177.2 million for the same period in the prior year. As a percentage of total company revenue, gross profit declined from 48% to 47%. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

Gross Profit (in thousands)	2000	Percent of Sales	2001	Percent of Sales
CAG	$136,281	46%	$137,782	45%
FEG	40,895	57%	45,549	58%

Total	$177,176	48%	$183,331	47%

        Companion Animal Group. Gross profit for CAG increased $1.5 million, or 1%, to $137.8 million, from $136.3 million in the same period of the prior year. Gross profit as a percent of CAG revenue decreased to 45% from 46% in 2000. Improved margins on veterinary reference laboratory services and the veterinary practice information management software product line were offset by our inability to absorb fixed costs as a result of delays in the launch of our nitazoxanide new animal drug and our LaserCyte hematology instrument and by unfavorable exchange rates. The increased margins from veterinary reference laboratory services were attributable primarily to cost savings from process automation and reduced courier costs. The increase in margin from the veterinary practice management software product line was attributable primarily to infrastructure reductions in our veterinary Internet portal and customer service operations.

        Food and Environmental Group. Gross profit for FEG increased $4.6 million, or 11%, to $45.5 million from $40.9 million in the same period of the prior year. Gross profit as a percent of FEG revenue increased to 58% from 57% in 2000. The increase in gross margin percentage was attributable primarily to increased sales of higher margin water testing products, including those products from Genera, partially offset by decreased margins on dairy testing products due to our inability to absorb fixed costs as a result of lower manufacturing volumes.

Operating Expenses

        Total Company. Total company operating expenses increased $2.9 million, from $123.9 million to $126.8 million for the same period of the prior year. As a percentage of revenues, operating expenses declined from 34% to 33%. The following tables present operating expenses and operating income for the Company and its operating segments:

Operating Expenses (in thousands)	2000	Percentage of Sales	2001	Percentage of Sales	Dollar Change	Percentage Change
CAG	$100,074	34%	$101,183	33%	$1,109	1%
FEG	21,734	30%	22,873	29%	1,139	5%
Other	2,117	N/A	2,723	N/A	606	29%

Total	$123,925	34%	$126,779	33%	$2,854	2%

20

Operating Income (in thousands)	2000	Percentage of Sales	2001	Percentage of Sales	Dollar Change	Percentage Change
CAG	$36,207	12%	$36,599	12%	$392	1%
FEG	19,161	27%	22,676	29%	3,515	18%
Other	(2,117)	N/A	(2,723)	N/A	(606)	29%

Total	$53,251	14%	$56,552	15%	$3,301	6%

        Companion Animal Group. Operating expenses relating to CAG increased $1.1 million, or 1% to $101.2 million from $100.1 million in 2000. The increase was attributable primarily to an increase in veterinary diagnostic sales personnel and related overhead, offset by a decrease in expenses relating to our veterinary practice information management software product line.

        Food and Environmental Group. Operating expenses relating to FEG increased $1.1 million, or 5%, to $22.8 million from $21.7 million in 2000. The increase was attributable primarily to incremental operating expenses and amortization associated with the acquisition of Genera and a $1.5 million one-time gain on the sale of the food product lines that was recorded as a reduction of operating expenses in 2000, partially offset by the elimination of operating expenses associated with the food product lines.

        Other. Operating expenses for other, which consists of corporate research and development, increased $0.6 million to $2.7 million from $2.1 million in the same period of the prior year. The increase resulted primarily from incremental resources and related overhead expenses and lower allocated costs to CAG and FEG in 2001 compared to 2000.

Interest Income, Net

        Net interest income was $2.2 million for 2001 compared with $5.0 million during 2000. The decrease in interest income was mainly due to lower invested cash balances as well as lower effective interest rates.

Provision For Income Taxes

        Our effective tax rate was 36% for 2001 compared with 37% for 2000. The reduction in the effective tax rate was the result of continued realization of tax benefits resulting from business operations in jurisdictions with lower effective income tax rates.

RECENT ACCOUNTING PRONOUNCEMENTS

        In October 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”). Adoption of SFAS No. 144 is required for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144, effective January 2002. The adoption of SFAS No. 144 had no material impact on the consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds FASB SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of SFAS No. 145 was required after May 15, 2002, while other provisions must be adopted with financial statements issued after May 15, 2002 or the year beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on the operations of the Company.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Adoption of

SFAS No. 146 is required for exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have material impact on its operations.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the additional disclosure provisions of this statement required for the year ended December 31, 2002 and will include the prescribed additional disclosures in our future filings on Form 10-Q.

        In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements for interim or annual periods ending after December 15, 2002. We have adopted the additional disclosure provisions of this statement required for the year ended December 31, 2002 and will adopt the accounting requirements effective January 1, 2003.

        In November 2002, the FASB’s Emerging Issues Task Force reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses the accounting treatment for arrangements that provide for the delivery or performance of multiple products or services where the delivery of a product, system or separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EIFT No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the provisions of EIFT No. 00-21 to have a material impact on its results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

        We fund the capital needs of our business through cash generated from operations. At December 31, 2002 and 2001, we had $147.2 million and $79.6 million of cash, cash equivalents and short-term investments, respectively, and working capital of $213.4 million and $164.2 million, respectively. As of December 31, 2002 and 2001, we also had long-term investments in debt securities of $15.6 million and $21.0 million, respectively.

        In connection with the acquisition of Genera in August 2000, we issued $8.3 million in notes payable to a former shareholder of Genera, of which $7.0 million was secured by cash in escrow, and the remaining $1.3 million was unsecured. In April 2002, we repaid $7.5 million, of which $7.0 million was paid from the cash held in escrow. The remaining unsecured portion of $1.0 million is noninterest bearing, has been discounted to yield 6% and is due in three annual installments, beginning in August 2002. The noteholder elected to defer the August 2002 payment of $0.5 million, which now bears interest at 3% and is due on demand.

        In September 2001 we entered into a $20.0 million uncommitted line of credit with a large multi-national bank. Under the terms of this agreement the bank retained the right to approve all borrowings and all borrowings were due on demand. Any borrowings under this line would have borne interest at the bank’s prime rate. This agreement expired in October 2002. There were no loans outstanding under this agreement at the time of expiration. In January 2003 we entered into a $15.0 million uncommitted line of credit with another large multi-national bank. Under the terms of this agreement, the bank will retain the right to approve all borrowings and all borrowings will be due on demand. Any borrowings under this line will bear interest at the mutually agreed upon rate at the time of borrowing.

        Effective January 1, 2003, the Company entered into a workers’ compensation insurance policy where the Company retains the first $250,000 in claim liability per incident and up to $1.2 million in claim liability in the aggregate. The insurance company administers and pays these claims and the Company reimburses the insurance company for the Company’s portion of these claims. The Company also agreed to issue a $450,000 letter of credit to the insurance company as security for these claims. Previously, the Company was fully insured for workers’ compensation liabilities. We do not expect that this change in insurance coverage will have an unfavorable impact on our total workers’ compensation costs.

        We purchased approximately $15.1 million in fixed assets and $2.4 million in other long term assets during the year ended December 31, 2002, principally related to the CAG segment. Our total capital budget for 2003 is approximately $19.8 million. Research and development expense as a percentage of revenue for 2003 is expected to be consistent with 2002 levels. Under certain supply agreements with suppliers of veterinary instruments, slides for our VetTest instruments and certain raw materials, at December 31, 2002 we had aggregate commitments to purchase approximately $72.4 million of products in 2003.

        Cash provided by operating activities was $103.3 million during 2002. Cash of $16.3 million was provided by an increase in accrued expenses attributable primarily to increased liabilities for marketing programs, payroll, taxes, royalties, and the CEO succession charge. Cash of $11.4 million was provided by use of inventory already in stock.

        During 1999 and 2000, the Board of Directors authorized the purchase of up to ten million shares of our Common Stock in the open market or in negotiated transactions. During 2002, we repurchased 1,000,000 shares of our Common Stock for $29.8 million. As of December 31, 2000, 2001 and 2002, approximately 7,024,000, 7,614,000 and 8,614,000 cumulative shares, respectively, had been repurchased under this program. See Note 15 to the consolidated financial statements.

        We are required to make the following payments in the years below:

(in thousands)	Total	2003	2004-2005	2006-2007	After 2007
Note payable	$973	$973	$--	$--	$--
Minimum royalty payments	2,420	432	754	644	590
Operating leases	25,427	5,675	9,329	6,920	3,503
Unconditional purchase obligations (1)	258,572	72,362	83,190	61,020	42,000

Total contractual cash obligations	$287,392	$79,442	$93,273	$68,584	$46,093

(1)	Of this amount, $232.4 million represents our minimum purchase obligation under our VetTest slide supply agreement with Ortho.

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

        IDEXX’s Future Growth Depends on Several Factors

        Our ability to grow our business in the future depends upon our ability to successfully implement various strategies, including:

•	developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products;

•	expanding our market by increasing use of our products by our customers;

•	strengthening our sales and marketing activities in geographies outside of the U.S.;

•	developing and implementing new technology development and licensing strategies; and

•	identifying and completing acquisitions that enhance our existing businesses or create new business areas for us.

        However, we may not be able to successfully implement some or all of these strategies and increase or sustain our rate of growth.

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

        IDEXX’s Products and Services Are Subject to Various Government Regulations

        In the U.S., the manufacture and sale of our products are regulated by agencies such as the U.S. Department of Agriculture (“USDA”), U.S. Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline and poultry and livestock tests, must be approved by the USDA prior to sale. Our water testing products must be approved by the EPA before they may be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. Any failure to comply with regulatory requirements relating to the manufacture and sale of our products could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP Beta-lactam products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue testing products were $16.3 million in 2002.

        Commercialization of animal health pharmaceuticals in the U.S. requires prior approval by the FDA. To obtain such approvals we are required to submit substantial clinical, manufacturing and other data to the FDA. Regulatory approval for products submitted to the FDA may take several years and following approval, the FDA continues to regulate all aspects of the manufacture, labeling, storage, record keeping and promotion of pharmaceutical products. We have several animal pharmaceutical products in registration with the FDA, including a nitazoxanide product for treatment of equine protozoal myeloencephalitis and a non-steroidal anti-inflammatory for the treatment of lameness in horses. Failure to obtain, or delays in obtaining, FDA approval for these products would have a negative impact on our future growth.

        IDEXX’s Future Operating Results May Be Negatively Impacted by Various Factors

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

        While our pharmaceutical products are under development, we may carry related active ingredients, other raw materials and finished goods as assets on our balance sheet when recovery of the asset value from future sales is deemed probable. To the extent that these inventories become unusable due to unanticipated delays in obtaining FDA approval for these products, or to our failure to obtain such approvals, we may be required to write down those inventories, which could have a material adverse effect on our results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

        We are actively developing new diagnostic platforms, including new instrument systems. In connection with these programs, we are developing production machinery and equipment. As of December 31, 2002, we had $4.5 million of these fixed assets on our balance sheet. Were we to discontinue any such programs, we would be required to write off the associated production machinery and equipment. Such a write-off could have a material adverse effect on our results of operations.

        We believe that more than half of all veterinary diagnostic testing occurs in laboratories. Although we have a significant laboratory business, our in-clinic testing business is more material to our results of operations. If testing by companion animal veterinarians generally were to shift towards increased laboratory testing and away from in-clinic testing, this shift could have a material adverse effect on our results of operations.

        Our expense levels are based in part on expectations of future revenue levels. Therefore, a loss in expected revenue could result in a disproportionate decrease in our net income.

        IDEXX’s Success Is Heavily Dependent Upon Its Proprietary Technologies

        We rely on a combination of patent, trade secret, trademark and copyright law to protect our proprietary rights. If we do not have adequate protection of our proprietary rights, our business may be affected by competitors who develop substantially equivalent technologies that compete with us.

        We cannot assure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial, and could have a material adverse effect on our results of operations.

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

        The slides sold for use in our VetTest instruments are purchased under an agreement with OCD at fixed prices. Under this agreement we are required to purchase a minimum of $232.4 million of slides over the remaining life of the contract. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of slides to our customers, our profits on slide sales would decline because we purchase slides at fixed prices. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”

        International Revenue Accounts for a Significant Portion of IDEXX’s Total Revenue

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

        The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts and options with a duration of less than 12 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accrued liabilities and are included in the basis of the underlying transaction. As of December 31, 2002, the Company had $2.6 million in unrealized losses on foreign exchange contracts designated as hedges.

        Based on our overall currency rate exposure at December 31, 2002, including local currency revenues and expenses, the impact of hedge contracts and balances denominated in a currency other than the Company’s or its subsidiaries’ functional currency, a 10% strengthening of the U.S. dollar relative to foreign currencies will reduce operating income by approximately $5.3 million and a 10% weakening of the U.S. dollar relative to foreign currencies will reduce operating income by approximately $0.4 million. A 10% strengthening of the U.S. dollar relative to foreign currencies, excluding the impact of hedge contracts currently in place, would reduce operating income by approximately $7.4 million and the effects of a 10% weakening of U.S. dollar relative to foreign currencies, excluding the impact of hedge contracts currently in place, would increase operating income by approximately $7.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this report commencing on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the sections entitled “Board of Directors” and “Election of Directors” in the Company’s definitive proxy statement with respect to its 2003 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” in the Company’s definitive proxy statement with respect to its 2003 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Ownership of Common Stock by Directors and Officers” in the Company’s definitive proxy statement with respect to its 2003 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Executive Compensation and Related Information – Employment Agreements” in the Company’s definitive proxy statement with respect to its 2003 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 14. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

(b)    Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
	(1)and(2)	The financial statements set forth in the Index to Consolidated Financial Statements and the Consolidated Financial Statement Schedule are filed as a part of this Annual Report on Form 10-K commencing on page F-1.

(b)		Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year covered by this report.

(a)(3)	and(c)	The exhibits in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

IDEXX LABORATORIES, INC.

By: /s/ Jonathan W. Ayers
Jonathan W. Ayers President and Chief Executive Officer March 20, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/Jonathan W. Ayers	President, Chief Executive Officer and	March 20, 2003
Jonathan W. Ayers	Chairman of the Board of Directors

/s/Merilee Raines	Vice President, Finance and Treasurer	March 20, 2003
Merilee Raines	(Principal Financial and Accounting Officer)

/s/Erwin F. Workman, Jr., Ph.D	Executive Vice President, Chief Scientific	March 20, 2003
Erwin F. Workman, Jr., Ph.D	Officer and Director

/s/Thomas Craig	Director	March 20, 2003
Thomas Craig

/s/Errol B. De Souza, Ph.D	Director	March 20, 2003
Errol B. De Souza, Ph.D

/s/William T. End	Director	March 20, 2003
William T. End

/s/Mary L. Good, Ph.D	Director	March 20, 2003
Mary L. Good, Ph.D

/s/James L. Moody, Jr.	Director	March 20, 2003
James L. Moody, Jr.

/s/William F. Pounds, Ph.D	Director	March 20, 2003
William F. Pounds, Ph.D

CERTIFICATIONS

I, Jonathan W. Ayers, certify that:

1)	I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of IDEXX Laboratories, Inc. (the "Annual Report");

2)	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3)	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6)	The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/Jonathan W. Ayers
Jonathan W. Ayers, Chairman,
President and Chief Executive Officer

CERTIFICATIONS

I, Merilee Raines, certify that:

1)	I have reviewed this annual report on Form 10-K for the year ended December 31, 2002 of IDEXX Laboratories, Inc. (the "Annual Report");

2)	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3)	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4)	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant,including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6)	The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/Merilee Raines
Merilee Raines
Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Stock Purchase Agreement dated as of September 23, 1998 among the Company, Blue Ridge Pharmaceuticals, Inc. (“Blue Ridge”) and the stockholders of Blue Ridge (filed as Exhibit No. 2.1 to Current Report on Form 8-K filed October 15, 1998, File No. 0-19271 (“October 1998 Form 8-K”), and incorporated herein by reference. Certain schedules and exhibits to the agreement (each of which are identified in the agreement) have been omitted in reliance upon Rule 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish such schedules and exhibits to the Commission supplementally upon Request.
3.1	estated Certificate of Incorporation of the Company, as amended (filed as Exhibit No. 3.1 to Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-19271, and incorporated herein by reference).
3.2	Amended and Restated By-Laws of the Company (filed as Exhibit No. 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-19271 (“September 2000 Form 10-Q”), and incorporated herein by reference).
4.1	Amended and Restated Rights Agreement, dated as of January 22, 2001, between the Company and American Stock Transfer & Trust Company as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit No. 1 to Amendment No. 2 to Registration Statement on Form 8-A/A dated March 14, 2001, File No. 0-19271, and incorporated herein by reference).
4.2	Form of Warrant dated October 1, 1998 to purchase Common Stock of the Company issued to shareholders of Blue Ridge other than employee shareholders (filed as Exhibit No. 4.1 to October 1998 Form 8-K, and incorporated herein by reference).
4.3	Form of Warrant dated October 1, 1998 to purchase Common Stock of the Company issued to employee shareholders of Blue Ridge (filed as Exhibit No. 4.2 to October 1998 Form 8-K, and incorporated herein by reference).
4.4	Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.
10.1†	1984 Stock Option Plan of the Company, as amended (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-19271 (“June 2001 Form 10-Q”), and incorporated herein by reference).
10.2†	1991 Stock Option Plan of the Company, as amended (filed as Exhibit No. 10.2 to Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-19271 ("2001 Form 10-K"), and incorporated herein by reference).
10.3†	1991 Director Option Plan of the Company, as amended (filed as Exhibit No. 10.4 to June 2001 Form 10-Q, and incorporated herein by reference).
10.4†	1997 Director Option Plan of the Company, as amended, with the form of option agreement granted thereunder attached thereto (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-19271, and incorporated herein by reference).
10.5†	1997 Employee Stock Purchase Plan (filed as Appendix B to Definitive Proxy Statement filed April 24, 1997, File No. 0-19271 ("April 1997 Proxy") and incorporated herein by reference).
10.6†	1997 International Employee Stock Purchase Plan (filed as Appendix C to April 1997 Proxy, and incorporated herein by reference).
10.7†	1999 Director Stock Plan of the Company (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-19271, and incorporated herein by reference).
10.8*	U.S. Supply Agreement, effective as of January 1, 1999, between the Company and Ortho-Clinical Diagnostics, Inc. ("Ortho") (filed as Exhibit No. 10.2 to September 2000 Form 10-Q, and incorporated herein by reference).
10.9*	European Supply Agreement, effective as of January 1, 1999, between the Company and Ortho (filed as Exhibit No. 10.1 to September 2000 Form 10-Q, and incorporated herein by reference).

10.10†	Employment Agreement dated April 25, 1997 between the Company and Erwin F. Workman, Jr., Ph.D. (filed as Exhibit No. 10.9 to Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-19271, and incorporated herein by reference).
10.11	1998 Stock Incentive Plan of the Company, as amended (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-19271, and incorporated herein by reference).
10.12†	Amended and Restated Employment Agreement dated October 17, 2001 between the Company and David E. Shaw (filed as Exhibit No. 10.11 to 2001 Form 10-K, and incorporated herein by reference).
10.13†	2000 Director Option Plan of the Company (filed as Exhibit No. 10.5 to June 2001 Form 10-Q, and incorporated herein by reference).
10.14†	Employment Agreement dated January 22, 2002 between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.13 to 2001 Form 10-K, and incorporated herein by reference).
10.15†	Executive Employment Agreement dated January 28, 2002 between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.14 to 2001 Form 10-K, and incorporated herein by reference).
10.16	Form of Executive Employment Agreement dated as of May 23, 2001 between the Company and each of Louis W. Pollock, Robert S. Hulsy, Merilee Raines, Quentin Tonelli, S. Sam Fratoni and Conan R. Deady (filed as Exhibit No. 10.6 to June 2001 Form 10-Q, and incorporated herein by reference).
10.17	Amendment, Release and Settlement Agreement dated as of September 12, 2002 among the Company, IDEXX Europe B.V., and Ortho-Clinical Diagnostics, Inc. (filed as Exhibit 10.1 to Quarterly Report of Form 10-Q for the period ended September 30, 2002, File No. 0-19271, and incorporated herein by reference).
21	Subsidiaries of the Company (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
23.2	Notice Regarding Consent of Arthur Andersen LLP (filed herewith).
99.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith).

*	Confidential treatment previously granted as to certain portions.
†	Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(d) of Form 10-K.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries (the “Company”) at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements and financial statement schedule of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements, prior to the revision discussed in Note 1(d), and financial statement schedule in their report dated January 24, 2002.

        As discussed in Note 1(d) to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

        As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. As described in Note 1(d), these consolidated financial statements have been revised to include the transitional disclosures required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures in Note 1(d). In our opinion, the transitional disclosures for 2001 and 2000 in Note 1(d) are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

/s/PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts March 17, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of IDEXX Laboratories, Inc.:

        We have audited the accompanying consolidated balance sheets of IDEXX Laboratories, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ARTHUR ANDERSEN LLP (1)

Boston, Massachusetts January 24, 2002

(1)	This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with IDEXX Laboratories, Inc.‘s Annual Report on Form 10-K filing for the fiscal year ended December 31, 2001. The inclusion of this previously issued Arthur Andersen LLP report is pursuant to the “Temporary Final Rule and Final Rule Requirements for Arthur Andersen LLP Auditing Clients,” issued by the Securities and Exchange Commission in March 2002. Note that the previously issued Arthur Andersen LLP report includes references to certain fiscal years that are not required to be presented in the accompanying consolidated financial statements as of and for the year ended December 31, 2002. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K. As described in Note 1(d), the Company has presented the transitional disclosures for 2001 and 2000 required by SFAS No. 142, "Goodwill and Other Intangibe Assets". The Arthur Andersen LLP report does not extend to these changes to the 2001 and 2000 consolidated financial statements. The adjustments to the 2001 and 2000 consolidated financial statements referred to in Note 1(d) were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents ($6,996 and $648 was restricted in 2001 and 2002,
respectively)	$66,666	$113,788
Short-term investments	12,893	33,403
Accounts Receivable, less reserves of $3,993 and $2,415 in 2001 and 2002,
respectively	50,772	45,689
Inventories	86,194	75,086
Deferred income taxes	14,239	14,887
Other current assets	4,812	6,267

Total current assets	235,576	289,120

Long-term investments	21,016	15,572

Property and equipment, at cost:
Land	1,189	1,195
Buildings	5,011	5,144
Leasehold improvements	19,566	22,290
Machinery and equipment	45,242	45,296
Construction in progress	5,991	5,863
Office furniture and equipment	31,703	35,521

	108,702	115,309
Less accumulated depreciation and amortization	59,487	65,854

	49,215	49,455
Long Term Assets:
Goodwill, net of accumulated amortization of $29,969 and $29,948 for 2001
and 2002, respectively	50,738	52,321
Other intangible assets, net of accumulated amortization of $3,277 and
$4,373 for 2001 and 2002, respectively	4,470	3,836
Other non-current assets, net	12,092	6,348

	67,300	62,505

TOTAL ASSETS	$373,107	$416,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$10,887	$9,427
Accrued expenses	38,890	51,710
Notes payable	8,380	973
Deferred revenue	13,220	13,569

Total Current Liabilities	71,377	75,679
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Preferred Stock, $1.00 par value; Authorized: 500 shares, none issued and
outstanding	--	--
Series A Junior Participating Preferred Stock, $1.00 par value; Designated:
100 shares of Preferred Stock, none issued and outstanding	--	--
Common Stock, $0.10 par value; Authorized: 60,000 shares; Issued and
outstanding: 41,354 shares in 2001 and 42,331 shares in 2002	4,135	4,233
Additional paid in capital	313,883	334,348
Retained earnings	137,871	183,260
Accumulated other comprehensive income (loss)	(6,694	(2,511
Treasury stock (7,614 shares in 2001 and 8,650 shares in 2002), at cost	(147,465	(178,357

Total Stockholders' Equity	301,730	340,973

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$373,107	$416,652

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the Years Ended December 31,
	2000	2001	2002
Revenue:
Product revenue	$280,485	$289,934	$308,651
Service revenue	86,947	96,147	104,019

	367,432	386,081	412,670
Cost of revenue:
Cost of product revenue	119,213	128,643	143,768
Cost of service revenue	71,043	74,107	76,177

	190,256	202,750	219,945

Gross profit	177,176	183,331	192,725

Expenses:
Sales and marketing	54,956	57,087	56,794
General and administrative	40,677	41,266	40,787
Research and development	28,292	28,426	29,329

Income from operations	53,251	56,552	65,815
Interest income, net	4,996	2,229	2,955

Income before provisions for income	58,247	58,781	68,770
taxes
Provision for income taxes	21,615	21,161	23,381

Net income	$36,632	$37,620	$45,389

Earnings per share:
Basic	$1.06	$1.13	$1.35

Diluted	$1.02	$1.09	$1.30

Weighted average shares outstanding:
Basic	34,574	33,293	33,622

Diluted	36,081	34,640	35,043

        The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance January 1, 2000	$39,584	$3,958	$284,459	$63,619	$(3,473)	$(64,222)	$284,341
Issuance of common stock to
Directors .	1	--	10	--	--	--	10
Purchase of Treasury Stock	--	--	--	--	--	(70,257)	(70,257)
Exercise of stock options
(including tax benefit)	670	67	12,445	--	--	--	12,512
Comprehensive income (loss):
Net income	--	--	--	36,632	--	--	--
Translation adjustment	--	--	--	--	(1,491)	--	--
Total comprehensive income	--	--	--	--	--	--	35,141

Balance December 31, 2000	40,255	4,025	296,914	100,251	(4,964)	(134,479)	261,747
Purchase of Treasury Stock	--	--	--	--	--	(12,986)	(12,986)
Exercise of stock options
(including tax benefit)	984	99	16,980	--	--	--	17,079
Shares issued in connection with
Blue Ridge acquisition	115	11	(11)	--	--	--	--
Comprehensive income (loss):
Net income	--	--	--	37,620	--	--	--
Unrealized gain on
investments, net of tax of $29	--	--	--	--	44	--	--
Unrealized loss on forward
exchange contracts, net of
tax of $174	--	--	--	--	(266)	--	--
Translation adjustment	--	--	--	--	(1,508)	--	--
Total comprehensive income	--	--	--	--	--	--	35,890

Balance December 31, 2001	41,354	4,135	313,883	137,871	(6,694)	(147,465)	301,730
Issuance of common stock to
Directors
Purchase of Treasury Stock	--	--	--	--	--	(29,830	(29,830
Exercise of stock options
(including tax benefit)	960	96	20,467	--	--	(1,062)	19,501
Exercise of warrants	17	2	(2)	--	--	--	--
Comprehensive income (loss):
Net income	--	--	--	45,389	--	--	--
Unrealized gain on
investments, net of tax of $70	--	--	--	--	107	--	--
Unrealized loss on forward
exchange contracts, net of
tax of $699	--	--	--	--	(1,428)	--	--
Translation adjustment	--	--	--	--	5,504	--	--
Total comprehensive income	--	--	--	--	--	--	49,572

Balance December 31, 2002	$42,331	$4,233	$334,348	$183,260	$(2,511)	$(178,357)	$340,973

The accompanying notes are an integral part of these consolidated financial statements. F-6

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2000	2001	2002
Cash Flows From Operating Activities:
Net income	$36,632	$37,620	$45,389
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	19,481	22,229	20,124
Non-cash portion of CEO succession charge	--	--	1,836
Provision for (recoveries of) uncollectible accounts	647	547	(906)
Provision for (benefit of) deferred income tax	3,098	(380)	3,750
Changes in assets and liabilities, net of acquisitions and
disposals:
Accounts receivable	430	5,007	7,800
Inventories	(28,506	(20,319)	11,405
Other current assets	1,869	(407)	(934)
Accounts payable	(8,534	(2,750)	(1,590)
Accrued expenses	1,436	3,484	16,255
Deferred revenue	1,687	1,333	124

Net cash provided by operating activities	28,240	46,364	103,253
Cash Flows From Investing Activities:
Purchase of short and long-term investments	(83,876)	(56,839)	(32,605)
Sales and maturities of short and long-term investments	127,032	52,200	18,716
Purchase of property and equipment	(15,520	(17,381)	(15,087)
Increase in other assets	(1,866	(4,210)	(2,444)
Proceeds from sale of business	10,400	--	--
Acquisition(s) of business(es), net of cash acquired	(11,945	--	(375

Net cash provided (used) by investing activities	24,225	(26,230	(32,795
Cash Flows from Financing Activities:
Repayment of notes payable	(3,322	(144)	(7,462)
Purchase of Treasury Stock	(70,257	(12,986)	(29,830)
Proceeds from the exercise of stock options	10,229	14,044	11,949

Net cash provided (used) by financing activities	(63,350	914	(25,343
Net effect of Exchange Rate Changes	(1,684	(389	2,007

Net Increase (decrease) in cash and cash equivalents	(12,569	20,659	47,122
Cash and cash equivalents beginning of year	58,576	46,007	66,666

Cash and cash equivalents end of year	$46,007	$66,666	$113,788

Supplemental disclosure of Cash Flow Information:
Interest paid during the year	$361	$79	$38

Income taxes paid during the year	$12,966	$19,476	$16,428

Supplemental disclosure of Non-cash investing and financing activity
Receipt of note for sale of business	$450	$--	$--

Issuance of notes for acquisition of Genera Technologies Ltd.	$8,277	$--	$--

        The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

        IDEXX Laboratories, Inc. and subsidiaries (the “Company”) develop, manufacture and distribute products and provide services for the veterinary, food and environmental markets. In the veterinary market, the Company develops, manufactures and distributes biology-based detection systems, develops and distributes veterinary pharmaceuticals and chemistry-based detection systems, provides laboratory testing and specialized consulting services and develops and distributes veterinary practice information management software systems and provides related services. In the food and environmental market, the Company develops, manufactures and distributes biology-based detection systems. The Company’s products and services are sold worldwide.

        The preparation of these financial statements in accordance with accounting principles generally accepted in the United States requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring and contingencies. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent form other sources. Actual results may differ from these estimates under different assumptions or conditions.

(a) Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All material intercompany transactions and balances have been eliminated in consolidation.

(b) Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The Company writes down inventory for estimated obsolescence when warranted by estimates of future demand and market conditions. If actual market conditions are less favorable than those estimated by management, additional inventory write- downs may be required, which would have a negative effect on results of operations. Certain major components of inventory are discussed in more detail below.

        Nitazoxanide.The Company’s nitazoxanide product for the treatment of equine protozoal myeloencephalitis (“EPM”) is in registration with the U.S. Food and Drug Administration (“FDA”). The Company has completed the manufacturing, efficacy and safety components of its submission, and in February 2003 the Company submitted revised labeling and Freedom of Information Act summary information as requested by the FDA. The Company’s inventories as of December 31, 2002 included $8.4 million of inventory associated with the nitazoxanide product, consisting of $8.3 million of active ingredient and $0.1 million of other raw materials. The $8.3 million of active ingredient included in inventory at December 31, 2002 will expire in 2005.

        The Company evaluates its nitazoxanide inventory on a quarterly basis for realizability. During the year ended December 31, 2002, the Company incurred no further write-downs for this inventory due to expected product expiration. The Company’s quarterly evaluation is based upon the expiration dates described, assumptions regarding the timing of FDA approval and launch of the product and assumptions regarding sales volumes that the Company expects to achieve following approval and launch of the product.

        VetTest Chemistry Slides. The Company’s inventories as of December 31, 2002 included $30.2 million of slides used in its VetTest chemistry instruments. Most of the slides have a shelf life of 24 months at the date of manufacture. The average remaining shelf life at December 31, 2002 was 16.9 months. In addition, the Company is required to purchase a minimum of $232.4 million of slides over the remaining life of its contract with Ortho-Clinical Diagnostics, Inc. (“Ortho”), which expires on December 31, 2010, although the Company’s purchase obligation may be extended at its option through December 31, 2011.

        The Company evaluates potential losses over the life of the Ortho contract on a quarterly basis. The Company’s quarterly evaluation is based on an estimate of the value of slides that it is required to purchase under the contract but that will expire before sale. The estimated loss is calculated based on the expiration dating described, and an evaluation of its minimum contractual purchase obligations relative to assumptions regarding (i) the per-customer growth in demand for slides over the life of the contract, and (ii) changes over the life of the contract in the size of the Company’s installed base of VetTest customers resulting from (a) new VetTest instrument placements by the Company and (b) loss of customers who switch to other chemistry analyzers supplied by IDEXX or its competitors.

        During the quarter ended September 30, 2002, the Company amended the contract with Ortho to reduce its minimum purchase commitment for both 2002 and the life of the contract by 30 million slides (or approximately $17.7 million) in consideration for the Company’s agreement to forego approximately $2.0 million of certain volume rebates on slides purchased in 2002. As a result of this amendment, the Company reversed the previously established contract loss reserve of $0.7 million, of which $0.4 million was provided in 2002.

        LaserCyte Hematology Instrument. As of December 31, 2002, the Company’s inventories included $8.3 million of component parts and finished goods associated with its LaserCyte hematology instrument, which the Company began shipping to customers in November 2002. In addition, the Company has placed $0.9 million in deposits with vendors to secure additional critical components and has firm purchase commitments of an additional $2.1 million.

        The components of inventories are as follows (in thousands):

	December 31,
	2001	2002
Raw materials	$24,260	$22,547
Work-in-process	6,778	5,769
Finished goods	55,156	46,770

	$86,194	$75,086

(c) Property and Equipment

        The Company records property and equipment at cost net of accumulated depreciation and amortization. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the statement of operations. The Company provides for depreciation and amortization using the declining- balance and straight-line methods by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Leasehold improvements	Life of lease
Machinery and equipment	3-5 Years
Office furniture and equipment	3-7 Years
Buildings	40 Years

        The Company recorded depreciation expense of $11.5 million, $12.7 million and $15.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

(d) Other Non-Current Assets, Intangible Assets and Goodwill

        Other non-current assets are as follows (in thousands):

	December 31,
Description	2001	2002
Deferred tax asset	$ 4,657	$ 259
Rental instruments sold under recourse,net	5,507	4,230
Other assets	1,928	1,859

	$12,092	$6,348

F-9 Intangible assets consist of the following (in thousands):

	December 31, 2001		December 31, 2002
(in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Existing technologies	$1,945	$1,911	$1,945	$1,945
Licenses	1,575	491	1,725	719
Customer lists	291	87	341	149
Non-Compete agreements	280	120	430	176
Patents	3,051	283	3,368	1,055
Other	605	385	400	329

	$7,747	$3,277	$8,209	$4,373

Amortization expense of intangible assets is expected to be as follows (in thousands):

2003	$493
2004	457
2005	411
2006	357
2007	335

        The Company provides for amortization using the straight-line method by charges to operations in amounts that allocate the other long term assets and intangibles over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Patents	15 Years
Non-compete agreements	5-10 Years
Customer lists	5 Years
Licenses	5-10 Years
Rental instruments sold under recourse	3-Years
Other	5-10 Years

        The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, the following:

•	significant under-performance relative to historical or projected future operating results;

•	failures to obtain regulatory approval of certain products;

•	significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business;

•	significant negative industry or economic trends; and

•	significant advancements or changes in technology.

        Amortization of intangible assets excluding goodwill was $3.3 million, $1.5 million and $0.6 million for the years ended December 31, 2000, 2001 and 2002, respectively. The Company continually assesses the realizability of these assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If an impairment review is triggered, the Company evaluates the carrying value of long-lived assets by determining if impairment exists based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. The cash flow estimates that are used contain management’s best estimates, using appropriate and customary assumptions and projections at the time. During the quarter ended September 30, 2002, the Company discontinued development of a product based on certain technology acquired as part of the Genera Technologies

Ltd. acquisition. As a result, the Company recorded a charge of $0.5 million in general and administrative expense within the FEG segment to reflect the impairment of intangible assets.

        Goodwill consists of the following (in thousands):

	December 31,
	2001	2002
CAG Segment:
Veterinary Reference Laboratories	$22,940	$23,363
Pharmaceuticals	13,745	13,745
Other CAG goodwill	1,700	1,561
FEG Segment:
Water Test Products	12,214	13,483
Other FEG goodwill	139	169

	$50,738	$52,321

        The change in goodwill noted above is a result of changes in foreign currency exchange rates. The Company did not acquire any goodwill in 2002.

        In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), became effective and as a result, the Company ceased to amortize approximately $50.7 million of goodwill beginning January 1, 2002. The Company had recorded approximately $5.0 million of amortization on these amounts during 2001 and would have recorded approximately $4.5 million of amortization during 2002 if the existing standards had been continued. Under SFAS No. 142, amortization of goodwill is replaced with periodic tests for impairment. The Company was required to perform an initial impairment review of its goodwill as of January 1, 2002, under the transitional provisions of SFAS No. 142. Thereafter, the Company is required to perform annual tests of its goodwill for impairment or additional tests whenever events or circumstances indicate an impairment may exist. For its transitional and annual impairment test the Company identified its reporting units, allocated assets and liabilities (including goodwill) to the reporting units and compared the reporting units’ net book value to their estimated fair value. No impairment was identified as a result of either the transitional or year-end annual review. The fair value of the reporting units was estimated using a discounted cash flow approach. The cash flow estimates used contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

        Net income and earnings per share for the years ended December 31, 2000 and 2001, adjusted to exclude expense from amortization of goodwill (net of taxes), and for the year ended December 31, 2002 are as follows:

	Year Ended December 31,
	2000	2001	2002
Net income:
Reported net income	$ 36,632	$ 37,620	$ 45,389
Goodwill amortization, net of tax	4,121	4,466	--
Adjusted net income	40,753	42,086	45,389

Basic earnings per share:
Reported basic earnings per share	$ 1.06	$ 1.13	$ 1.35
Goodwill amortization	.12	.13	--
Adjusted basic earnings per share	1.18	1.26	1.35

Diluted earnings per share:
Reported diluted earnings per share	$ 1.02	$ 1.09	$ 1.30
Goodwill amortization	.11	.12	--
Adjusted diluted earnings per share	1.13	1.21	1.30

(e) Stock-Based Compensation

        The Company measures compensation related to employee stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and elects to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no SFAS No. 123-based employee compensation cost has been recognized for these plans. Had compensation cost for the Company’s stock-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, the Company’s net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (shares in thousands, except per share amounts):

	Years Ended December 31,
	2000	2001	2002
Net income:
As reported	$36,632	$37,620	$45,389

APB 25 compensation recorded, ne	--	--	1,116
Pro forma stock-based employee
compensation, net of tax	(5,089)	(5,406)	(8,242)

	(5,089)	(5,406)	(7,126)

Pro forma net income	31,543	32,214	38,263

Net income per share:
Basic: as reported	$1.06	$1.13	$1.35
Basic: pro forma	0.91	0.97	1.14
Diluted: as reported	1.02	1.09	1.30
Diluted: pro forma	0.87	0.93	1.09

        See Note 9 for discussion of the Company’s stock-based compensation plans and assumptions used in determining pro forma stock-based employee compensation above.

(f) Income Taxes

        The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. See Note 2.

(g) Revenue Recognition

        The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 requires that four criteria are met before revenue is recognized. These include (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price is fixed and determinable, and (iv) collectibility is reasonably assured.

•	The Company recognizes revenue at the time of shipment (including to distributors) for substantially all products, as title and risk of loss pass to the customer on delivery to the common carrier.

•	The Company recognizes revenue on sales to leasing companies after the instrument or practice information management system is installed and the customer has accepted the instrument or system.

•

    The Company recognizes revenue on sales of certain instruments after the instrument is installed, where installation is considered essential to the usability of the instrument, and the customer has accepted the instrument.

•	The Company recognizes service revenue at the time the service is performed.

•	The Company recognizes revenue associated with extended maintenance agreements over the life of the contracts.

•

    The Company recognizes revenue from non-cancelable software licenses and hardware systems upon installation of the software (and completion of training if applicable) or hardware because at this time collection is probable and the Company has no significant further obligations.

•	The Company recognizes revenue on certain instrument systems under rental programs over the life of the rental agreement.

        When instruments are sold together with extended maintenance agreements, the Company allocates revenue to the extended maintenance agreement (the undelivered element) based on amounts charged separately to similar customers and recognizes those revenues ratably over the agreement. The residual value is recognized as instrument revenue when appropriate under the policies described above. Shipping costs reimbursed by the customer are included in revenue and cost of sales.

        The Company records estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers future rights such as free or discounted goods or services or trade-in rights. The Company estimates these reductions based on its experience with similar customer programs in prior years. The Company’s distributors do not have the right to return products.

        The Company recognizes revenue only in those situations where collection from the customer is probable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company bases its estimates on its historical collection and write-off experience, current trends, credit policy, detailed analysis of specific client situations and percentage of its accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.

(h) Research and Development and Software Development Costs

        Research and Development costs are expensed as incurred. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), the Company evaluates its software research and development costs for capitalization after the technological feasibility of software and products containing software has been established. No software development costs have been capitalized by the Company because costs eligible for capitalization under SFAS No. 86 have been insignificant.

(i) Foreign Currency Translation

        Assets and liabilities of the Company’s foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in foreign currencies other than a subsidiary’s functional currency are included in current operations. Included in general and administrative expenses are foreign currency translation losses of $0.6 million for each of the years ended December 31, 2000 and 2001, and a foreign currency translation gain of $0.3 million for the year ended December 31, 2002.

(j) Derivative Instruments and Hedging

        Effective in the first quarter of 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133, as amended, requires that all derivatives, including forward currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value.

        The Company enters into foreign currency exchange contracts of its anticipated intercompany inventory purchases for the next twelve months in order to minimize the impact of foreign currency fluctuations on these transactions. The Company’s accounting policies for these contracts are based on the Company’s designation of such instruments as hedging transactions. The Company also utilizes some natural hedges to mitigate its transaction and commitment exposures. The contracts the Company enters into are firm foreign currency commitments, and therefore market gains and losses are deferred until the contract matures, which is the period when the related obligation is settled. The Company enters into these exchange contracts with large multinational financial institutions. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management. The Company hedges less than the full value of forecasted intercompany sales and thus no significant ineffectiveness has resulted or been recorded through the statement of operations. As of December 31, 2001, the Company recorded $0.4 million in unrealized losses through accumulated other comprehensive loss from foreign exchange contracts with 2002 expiration dates. As of December 31, 2002, the Company recorded $2.6 million in unrealized losses through accumulated other comprehensive loss from foreign exchange contracts with 2003 expiration dates. The foreign currency contracts, which extend through December 31, 2002 and 2003, respectively, consisted of the following (in thousands):

Currency Sold	US Dollar Equivalent
	2001	2002
Euro	$16,946	$19,308
British Pound	12,448	13,206
Canadian Dollar	6,716	9,380
Australian Dollar	1,396	1,479
Japanese Yen	1,593	2,672
Taiwan Dollar	1,070	334

	$40,169	$46,379

        Gains and losses on foreign exchange contracts intended as hedges for intercompany sales of goods are recorded in cost of sales. Included in cost of goods sold are foreign exchange gains of $2.7 million and $1.4 million for the years ended December 31, 2000 and 2001, respectively, and foreign exchange losses of $2.6 million for the year ended December 31, 2002.

(k)     Disclosure of Fair Value of Financial Instruments and Concentration of Risk

        Financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable, accounts payable and notes payable. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company places its investments in highly rated financial institutions. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses but historically has not experienced any significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area. The carrying amounts of the Company’s financial instruments approximate fair market value.

        Certain parts and finished goods are available only from one source. While the Company does not anticipate difficulties in obtaining any of the components used in its products, the loss of any of these sources of supply would have a material adverse effect on the Company.

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

	2000	2001	2002
Shares Outstanding For Basic Earnings Per Share:
Weighted average shares outstanding	34,574	33,293	33,622

Shares Outstanding For Diluted Earnings Per Share:
Weighted average shares outstanding	34,574	33,293	33,622
Shares assumed issued for the acquisition of Blue Ridge Pharmaceuticals, Inc.	115	65	--
Dilutive effect of options issued to employees	1,392	1,282	1,421

	36,081	34,640	35,043

        Options to purchase 934,000, 306,000 and 155,000 shares for 2000, 2001 and 2002, respectively, have been excluded from the calculation of shares outstanding for diluted earnings per share because they were antidilutive. Warrants to purchase 806,000, 806,000 and 787,000 shares for 2000, 2001 and 2002, respectively, have been excluded from the calculation of shares outstanding for diluted earnings per share because they were antidilutive.

(m) Reclassifications

        Reclassifications have been made in the consolidated financial statements to conform to the current year’s presentation.

(n) Comprehensive Income

        SFAS No. 130, “Reporting Comprehensive Income”, requires companies to report all changes in equity during a period, resulting from net income and transactions or other events and circumstances from non-owner sources, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and the difference between the cost and the fair market value of investments in debt securities and foreign exchange contracts, in the Consolidated Statement of Stockholders’ Equity. The Company considers the foreign currency cumulative translation adjustment to be permanently invested and therefore has not provided income taxes on those amounts.

(o) New Accounting Standards

        In October 2001, the FASB issued SFAS No. 144. Adoption of SFAS No. 144 is required for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 effective January 2002. The adoption of SFAS No. 144 had no material impact on the consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds FASB SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of SFAS No. 145 was required after May 15, 2002, while other provisions must be adopted with financial statements issued after May 15, 2002 or the year beginning after May 15, 2002. The Company does not expect adoption of SFAS No. 145 to have a material impact on its operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Adoption of SFAS No. 146 is required for exit or disposal activities initiated after December 31, 2002. The Company does not expect adoption of SFAS No. 146 to have material impact on its operations.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the additional disclosure provisions of this statement required for the year ended December 31, 2002 and will include the prescribed additional disclosures in the Company’s future filings on Form 10-Q.

        In November 2002, the FASB’s Emerging Issues Task Force reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF 00-21 addresses the accounting treatment for arrangements that provide for the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the provisions of EITF No. 00-21 to have a material impact on its results of operations or financial position.

(p) Warranty Reserves

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s actual warranty obligation is affected by product failure rates and service delivery costs incurred in correcting a product failure. Should actual product failure rates or service delivery costs differ from management’s estimates, which are based on historical data and engineering estimates where applicable, revisions to the estimated warranty liability would be required. Below is a summary of changes in accrued warranty expense for products sold to customers for the year ended December 31, 2002 (in thousands):

Accrued Warranty
Balance December 31, 2001	$ 439
Provision for warranty expense	365
Provision for change in estimate of prior warranty expense	(284)
Settlement of warranty liability	(167)

Balance December 31, 2002	$ 343

(q) Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. The Company had accruals of $3.9 million at December 31, 2002 for these contingencies. However, the Company's actual losses with respect to these contingencies could exceed the Company's accruals.

(r) Guarantees

        In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements for interim or annual periods ending after December 15, 2002. The recognition of the provisions of FIN No. 45 are not expected to have a material effect on the Company’s consolidated financial statements. The following is a summary of the Company’s agreements and obligationsthat it has determined to be within the scope of FIN No. 45.

        The Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. The maximum payment that the Company may be required to make under such provisions is theoretically unlimited and is impossible to determine. The Company maintains directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. The Company’s indemnification obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has recorded no liability for such obligations as of December 31, 2002.

        The Company enters into agreements with third parties in the ordinary course of business under which the Company is obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, the Company limits the maximum amount of its indemnification obligations, but in some cases those obligations may be theoretically unlimited. The Company has not incurred material expenses in discharging any of these indemnification obligations, and based on its analysis of the nature of the risks involved, the Company believes that the fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these obligations as of December 31, 2002.

        When acquiring a business, the Company sometimes assumes liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these liabilities as of December 31, 2002.

        Effective January 1, 2003 the Company entered into a workers’ compensation insurance policy where the Company retains the first $250,000 in claim liability per incident and up to $1.2 million in claim liability in the aggregate. The insurance company administers and pays these claims and the Company reimburses the insurance company for the

Company’s portion of these claims. The Company also agreed to issue a $450,000 letter of credit to the insurance company as security for these claims.

(s) Advertising and Promotion Costs

        The Company expenses advertising costs to sales and marketing expense in the period they are incurred.

NOTE 2 INCOME TAXES

        Earnings before income taxes for each year were as follows (in thousands):

	2000	2001	2002
Domestic	$43,155	$46,027	$49,176
International	15,092	12,754	19,594

	$58,247	$58,781	$68,770

The provisions for income taxes for the years ended December 31, 2000, 2001 and 2002 are comprised of the following (in thousands):

	December 31,
	2000	2001	2002
Current
Federal	$12,056	$15,325	$12,733
State	3,174	3,510	2,594
International	3,287	2,706	4,304

	18,517	21,541	19,631

Deferred
Federal	2,729	(133)	2,976
State	369	(247)	774
	3,098	(380)	3,750

	$21,615	$21,161	$23,381

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	December 31,
	2000	2001	2002
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	4.0	3.6	3.2
International income taxes	(3.2)	(3.0)	(3.6)
Amortization of non-deductible assets	1.6	1.6	--
Non-taxable interest income	(1.6)	(0.8)	(0.8)
Other, net	1.3	(0.4)	0.2

Effective tax rate	37.1%	36.0%	34.0%

F-17 The components of the domestic net deferred tax asset (liability) included in the accompanying consolidated balance sheets are as follows (in thousands):

	2001		2002
	Current	Long-Term	Current	Long-Term
ASSETS:
Accrued expenses	$5,088	$--	$6,212	$--
Receivable reserves	2,065	--	1,314	--
Deferred revenue	4,398	--	4,465	--
Inventory basis differences	4,248	--	2,797	--
Intangible basis differences	--	4,305	--	3,257
Property based differences	--	236	--	--
Net operating loss carryforwards	99	116	99	64

Total assets	$15,898	$4,657	$14,887	$3,321

LIABILITIES:
Property based differences	$--	$--	$--	$(1,687)
Rental instruments sold under recourse	(1,659)	--	--	(1,375)

Total liabilities	$(1,659)	$--	$--	$(3,062)

Net domestic deferred tax assets	$14,239	$4,657	$14,887	$259

The components of the foreign net deferred tax asset (in thousands):

	2001		2002
	Current	Long-Term	Current	Long-Term
ASSETS:
Net operating loss carryforwards	$--	$1,275	$--	$536

Total assets	--	1,275	--	536

LIABILITIES:
Total liabilities	--	--	--	--
VALUATION ALOWANCE	--	(1,275)	--	(536)

Net international deferred tax assets	$--	$--	$--	$--

        At December 31, 2002, the Company had domestic net operating loss carryforwards of approximately $0.5 million available to offset future taxable income. Net operating loss carryforwards expire at various dates beginning in 2003 through 2014. The Tax Reform Act of 1986 contains provisions that limit annual availability of the net operating loss carryforwards due to a more than 50% change in ownership that occurred upon the acquisition of certain companies.

        At December 31, 2002, the Company had net operating loss carryforwards in foreign subsidiaries of approximately $1.8 million available to offset future taxable income. These net operating loss carryforwards expire at various dates beginning in 2003. The Company has recorded a valuation allowance for the assets because realizability is uncertain.

        At December 31, 2002, unremitted earnings in subsidiaries outside the United States totaled $44.8 million, on which no United States taxes have been provided. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

NOTE 3 CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

        Cash equivalents are short-term, highly liquid investments purchased with original maturities of less than three months.

        The Company accounts for investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Investments are recorded at amortized cost and adjusted to fair market value through other comprehensive income. Gains on sales of investments were $0.8 million and $0.1 million for the years ended December 31, 2000 and 2001, respectively. Gains on sales of investments were not significant for the year ended December 31, 2002. Short-term investments, which have a cost basis of $12.9 million and $32.3 million as of December 31, 2001 and 2002, respectively, are investment securities with maturities of greater than three months but less than one year and consist of the following (in thousands):

	December 31,
	2001	2002
Municipal bonds	$12,893	$32,403
Preferred Stock	--	1,000

	$12,893	$33,403

        Long-term investments, which have a cost basis of $21.0 million and $15.4 million as of December 31, 2001 and 2002, respectively, are investment securities with maturities of greater than one year and less than five years and consist of the following (in thousands):

	December 31,
	2001	2002
Municipal bonds	$16,951	$14,572
Preferred stock	--	1,000
U.S. government obligations	4,065	--

	$21,016	$15,572

NOTE 4 NOTES PAYABLE

        In September 2001, the Company entered into a $20.0 million uncommitted line of credit with a large multi-national bank. Under the terms of the agreement, the bank retained the right to approve all borrowings and all borrowings were due on demand. Borrowings would bear interest at the bank’s prime rate. The agreement expired in October 2002. There were no amounts outstanding at time of expiration.

        In January 2003 the Company entered into a $15.0 million uncommitted line of credit with another large multi- national bank. Under the terms of this agreement, the bank will retain the right to approve all borrowings and all borrowings will be due on demand. Any borrowings under this line will beat interest at the mutually agreed upon rate at the time of borrowing.

        In connection with the acquisition of the business of Genera Technologies Limited in August 2000, the Company issued notes payable to the former principal shareholder of Genera for $8.3 million, of which $7.0 million was collateralized by cash in escrow, and the remaining $1.3 million was unsecured. In April 2002, the Company repaid $7.5 million, of which $7.0 million was paid from the restricted cash. The remaining unsecured portion of $1.0 million is non-interest bearing, is discounted to yield 6% and is due in three annual installments beginning in August 2002. The note holder elected to defer the August 2002 payment of $0.5 million, which now bears interest at 3%. This payment is now payable on demand.

NOTE 5 COMMITMENTS AND CONTINGENCIES

        The Company leases its facilities under operating leases which expire through 2012. In addition, the Company is responsible for the real estate taxes and operating expenses related to these facilities. The Company also has lease commitments for automobiles and office equipment. Minimum annual rental payments under these agreements are as follows (in thousands):

Years Ending December 31,	Amount
2003	$5,675
2004	4,994
2005	4,335
2006	3,829
2007	3,091
Thereafter	3,503

$25,427

        Rent expense charged to operations under operating leases was approximately $5.6 million, $5.6 million and $5.9 million for the years ended December 31, 2000, 2001 and 2002, respectively.

        Under the terms of certain supply agreements with suppliers of the Company’s veterinary instruments, slides for its VetTest instruments, and certain raw materials, the Company has aggregate commitments to purchase approximately $258.6 million of products through 2010. In addition, the Company has various minimum royalty payments due through 2015 of $2.4 million.

        From time to time, the Company has received notices alleging that the Company’s products infringe third-party proprietary rights, although the Company is not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that the Company will prevail in any infringement proceedings that may be commenced against the Company. If the Company loses any such litigation, it may be stopped from selling certain products and/or it may be required to pay damages as a result of the litigation.

NOTE 6 STOCKHOLDERS’ EQUITY

(a) Preferred Stock

        The Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

(b) Series A Junior Participating Preferred Stock

        On December 17, 1996, the Company designated 100,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock (“Series A Stock”) in connection with its Shareholder Rights Plan. See Note 7. In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share and to an aggregate dividend of 1,000 times the dividend declared per share of Common Stock, (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share (plus accrued and unpaid dividends) and to an aggregate payment of 1,000 times the payment made per share of Common Stock, (iii) have 1,000 votes, voting together with the Common Stock, (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1,000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary antidilution provisions. There are no shares of Series A Stock outstanding.

NOTE 7 PREFERRED STOCK PURCHASE RIGHTS

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

        If any person or group becomes a beneficial owner of 20% or more of the Common Stock (except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside members of the Company’s Board of Directors), each right not owned by a 20% stockholder will enable its holder to purchase such number of shares of Common Stock as is equal to the exercise price of the right divided by one-half of the current market price of the Common Stock on the date of the occurrence of the event. In addition, if the Company thereafter is acquired in a merger or other business combination with another person or group in which it is not the surviving corporation or in connection with which its Common Stock is changed or converted, or if the Company sells or transfers 50% or more of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase such number of shares of common stock of such other person as is equal to the exercise price of the right divided by one-half of the current market price of such common stock on the date of the occurrence of the event.

NOTE 8 IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

        The Company has established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by the Company. The Company matched $1.5 million for the year 2000, $1.6 million for the year 2001, and $1.6 million for the year 2002. In addition, the Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 2000, 2001 and 2002.

NOTE 9 STOCK-BASED COMPENSATION PLANS

        As discussed in Note 1(e), the Company accounts for stock-based compensation to employees in accordance with APB No. 25, and elects to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123. Accordingly, no SFAS No. 123-based compensation cost has been recognized for these plans.

        In order to determine the pro forma impact under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants in 2000, 2001 and 2002, respectively; no dividend yield for all years; expected volatility of 65% for 2000, 48% for 2001 and 55% for 2002; risk-free interest rates of 4.9%, 4.4% and 3.3% for 2000, 2001 and 2002, respectively; and expected lives of 4.6 years for 2000, 5.2 years for 2001, and 6.0 years for 2002. At December 31, 2002, the options outstanding had the following characteristics (in thousands, except exercise price and per share amounts):

		Options Outstanding			Options Exercisable
Exercise Price Range		Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number Of Options	Weighted Average Exercise Price
$8.44-	$17.75	1,929	$15.96	4.65	1,514	$15.73
19.25-	22.69	1,237	21.80	6.44	612	21.14
22.75-	25.20	1,151	24.60	7.50	384	24.25
26.63-	46.00	1,144	27.24	8.65	149	28.39

        The Company's stock-based compensation plans are described below. Each of these plans, and any amendments thereto increasing the number of shares issuable thereunder, was approved by the Company's stockholders.

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

1991 Director Option Plan

        During 1991, the Board of Directors approved the 1991 Director Option Plan (as amended, the “1991 Director Plan”) pursuant to which Directors who were not officers or employees of the Company were eligible to receive nonstatutory options to purchase shares of the Company’s Common Stock. The time period for granting options under the 1991 Director Plan expired in accordance with the terms of the plan in June 1996.

1997 Director Option Plan

        During 1997, the Board of Directors approved the 1997 Director Option Plan (the “1997 Director Plan”) pursuant to which Directors who were not officers or employees of the Company received nonstatutory options to purchase shares of the Company’s Common Stock. On May 19, 1999, this plan was terminated and replaced with the 1999 Director Stock Plan.

1998 Stock Incentive Plan

        During 1998, the Board of Directors approved the 1998 Stock Incentive Plan (the “1998 Stock Plan”), which provides for grants of incentive and nonqualified stock options at the discretion of the Compensation Committee of the Board of Directors. A total of 4,100,000 shares of Common Stock may be issued under the 1998 Stock Plan as amended. Options granted under the 1998 Stock Plan may not be granted at an exercise price less than the fair market value of the Common Stock on the date granted (or less than 110% of the fair market value in the case of incentive stock options granted to holders of more than 10% of the Company’s Common Stock). Options may not be granted for a term of more than ten years. The vesting schedule of all options granted under the 1998 Stock Plan is determined by the Compensation Committee of the Board of Directors at the time of grant.

1999 Director Stock Plan

        During 1999, the Board of Directors approved the 1999 Director Stock Plan pursuant to which Directors who were not officers or employees of the Company received shares of the Company’s Common Stock. A total of 80,000 shares of Common Stock were issuable under the 1999 Director Stock Plan. In May 2000, the 1999 Director Stock Plan was terminated and replaced with the 2000 Director Option Plan. As of December 31, 2000, 13,364 shares had been issued under the 1999 Director Stock Plan, and the fair value of these shares of $0.4 million was charged to expense in 1999 and 2000.

2000 Director Option Plan

        During 2000, the Board of Directors approved the 2000 Director Option Plan (the “2000 Director Plan”) pursuant to which Directors who are not officers or employees of the Company receive nonstatutory options to purchase shares of the Company’s Common Stock. Under the 2000 Director Plan each non-employee Director is granted an option to purchase 6,500 shares of Common Stock at each annual meeting of the Company’s shareholders. Options granted under the 2000 Director Plan have an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant, vest fully on the first anniversary of the date of grant and expire ten years from the date of grant. A total of 200,000 shares of Common Stock may be issued under the plan.

Summary of Outstanding Options

        A summary of the status of the Company’s stock option plans as of December 31, 2000, 2001 and 2002 and changes during the years then ended is presented in the table below (in thousands, except weighted average exercise price):

	Total		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 1999	5,726	$16.78	2,624	$13.85
Granted	1,189	19.20
Exercised	(601)	15.30
Terminated	(682)	19.10

Outstanding December 31, 2000	5,632	17.17	2,815	$14.82
Granted	1,114	23.88
Exercised	(927)	13.86
Terminated	(534)	19.58

Outstanding December 31, 2001	5,285	18.98	2,617	$16.45
Granted	1,326	26.28
Exercised	(905)	13.06
Terminated	(245)	24.79

Outstanding December 31, 2002	5,461	21.47	2,659	$18.92

        As of December 31, 2002 a total of 1,436,629 shares of Common Stock were available for future grants under the Company's stock option plans.

Employee Stock Purchase Plans

        During 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan, under which the Company had reserved up to an aggregate of 300,000 shares of Common Stock for issuance in semiannual offerings over a three-year period. During 1997, the Board of Directors approved the 1997 Employee Stock Purchase Plan, under which the Company has reserved and may issue up to an aggregate of 420,000 shares of Common Stock in semiannual offerings. Also during 1997, the Board of Directors approved the 1997 International Employee Stock Purchase Plan, under which the Company has reserved and may issue up to an aggregate of 30,000 shares of Common Stock in semiannual offerings. Stock is sold under each of these plans at 85% of fair market value, as defined in the plans. Shares subscribed to and issued under the plans were 68,900 in 2000, 54,550 in 2001 and 53,000 in 2002.

        Under SFAS No. 123, pro forma compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions for 2000, 2001 and 2002, respectively: no dividend yield for all years; an expected life of one year for all years; expected volatility of 65% for 2000, 48% for 2001 and 40% for 2002; and risk-free interest rates of 4.7%, 2.2% and 1.2% for 2000, 2001 and 2002, respectively. Expected volatility of purchase rights under employee stock purchase rights is based on an expected life of only one year because shares are automatically purchased by plan participants at the end of each semiannual offering. The weighted- average fair value of those purchase rights granted in 2000, 2001 and 2002 was $6.27, $7.07 and $6.95 per share, respectively.

NOTE 10 SEGMENT REPORTING

        The Company discloses information regarding its segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also requires related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer.

        The Company is organized into business units by market and customer group. The Company’s reportable operating segments include the Companion Animal Group (“CAG”), the Food and Environmental Group (“FEG”) and other. The CAG develops, designs, and distributes products and performs services for veterinarians. The CAG also manufactures certain biology-based test kits for veterinarians and develops products for therapeutic applications in companion animals. FEG develops, designs, manufactures and distributes products and performs services to detect disease and contaminants in food animals, food and water. In 1999 and 2000, the Company disposed of products and services for food microbiology testing. Both the CAG and FEG distribute products and services world-wide. Other is primarily comprised of corporate research and development, CEO succession charge and interest income and includes cash, short-term investments, long-term investments, deferred tax assets and other miscellaneous current and long-term assets.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments and income taxes are provided (benefited) on each segment using the overall effective rate. Below is the Company’s segment information (in thousands):

	CAG	FEG	Other	Total
2002
Revenue	$326,897	$85,773	$--	$412,670
Operating income (loss)	46,052	26,040	(6,277)	65,815
Depreciation and amortization	18,827	1,297	--	20,124
Interest income	--	--	2,955	2,955
Provision for income taxes	15,658	8,854	(1,131)	23,381
Net income (loss)	30,394	17,186	(2,191)	45,389
Segment assets	195,280	37,523	183,849	416,652
Expenditures for property	14,696	391	--	15,087
2001
Revenue	$308,048	$78,033	$--	$386,081
Operating income (loss)	36,599	22,676	(2,723)	56,552
Depreciation and amortization	20,389	1,840	--	22,229
Interest income	--	--	2,229	2,229
Provision for income taxes	13,176	8,163	(178)	21,161
Net income (loss)	23,423	14,513	(316)	37,620
Segment assets	207,515	41,270	124,322	373,107
Expenditures for property	16,749	632	--	17,381
2000
Revenue	$295,740	$71,692	$--	$367,432
Operating income (loss)	36,207	19,161	(2,117)	53,251
Depreciation and amortization	16,855	2,626	--	19,481
Interest income	87	18	4,891	4,996
Provision for income taxes	13,469	7,117	1,029	21,615
Net income (loss)	22,825	12,062	1,745	36,632
Segment assets	191,147	44,364	100,285	335,796
Expenditures for property	14,215	1,305	--	15,520

Revenue by principal geographic area based on the location of the customer was as follows (in thousands):

	Years Ended December 31,
	2000	2001	2002
Americas
United States	$269,782	$279,702	$293,591
Canada	10,449	11,352	12,074
South America	4,935	5,456	4,262

	285,166	296,510	309,927
Europe
United Kingdom	24,612	28,005	31,141
Germany	7,784	8,372	11,706
France	7,605	7,600	8,927
Other Europe	16,359	17,113	20,814

	56,360	61,090	72,588
Asia Pacific Region
Japan	12,902	12,812	13,283
Australia	6,945	8,776	9,935
Other Asia Pacific	6,059	6,893	6,937

	25,906	28,481	30,155

Total	$367,432	$386,081	$412,670

F-24 Net long-lived assets by principal geographic areas was as follows (in thousands):

	December 31,
	2000	2001	2002
Americas
United States	$80,721	$80,036	$80,465
Other Americas	177	161	135

	80,898	80,197	80,600
Europe
United Kingdom	18,299	16,660	17,618
Germany	121	66	10
France	76	52	36
Netherlands	1,374	1,252	881
Other Europe	375	297	481

	20,245	18,327	19,026
Asia Pacific Region
Japan	874	841	680
Australia	4,880	4,483	5,231
Other Asia Pacific	725	575	75

	6,479	5,899	5,986

Total	$107,622	$104,423	$105,612

NOTE 11 ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	December 31,
	2001	2002
Accrued employee compensation and related expenses	$13,798	$17,052
Accrued income taxes	9,213	8,043
Accrued marketing and customer programs	418	6,170
Other accrued expenses	15,461	20,445

	$38,890	$51,710

NOTE 12 ACQUISITIONS

(a) Veterinary Reference Laboratories

        The Company’s consolidated results of operations include two veterinary reference laboratory businesses acquired in 2000 for an aggregate purchase price of $3.4 million plus the assumption of certain liabilities.

        In connection with these acquisitions, the company entered into non-competition agreements with the sellers for up to 10 years. The Company has accounted for these acquisitions under the purchase method of accounting. The results of operations of each of these businesses has been included in the Company’s consolidated results of operations since their respective dates of acquisition. The Company has not presented pro forma information because of immateriality. These acquisitions are as follows:

o On March 9, 2000, the Company, through its wholly-owned subsidiary, IDEXX Veterinary Services, Inc., acquired the assets and certain liabilities of Sierra Veterinary Laboratory LLC (“Sierra”), based in Los Angeles, California. In addition, the Company agreed to make future payments in each of the next four years based on the results of operations of Sierra, which will be treated as additional purchase price. The Company has made the first and second payments under this agreement.

o On July 1, 2000, the Company, through its wholly-owned subsidiary, IDEXX Laboratories Pty. Ltd., acquired Veterinary Pathology Services Pty. Ltd., a veterinary laboratory business with locations in Adelaide, Brisbane and Sydney, Australia.

(b) Genera Technologies Limited

        On August 11, 2000, the Company acquired Genera Technologies Limited, a U.K. based provider of products that test for cryptosporidia in water, for $8.9 million in cash and $8.3 million in notes to the former principal shareholder, of which $7.0 million was collateralized by cash in escrow. The Company also agreed to make four annual additional payments of up to $0.6 million (totaling $2.5 million) based upon performance of the business after the acquisition. The Company was not required to make the first and second annual payments. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the acquisition date. The Company has not presented pro forma information because of immateriality.

(c) Blue Ridge Pharmaceuticals, Inc.

        On October 1, 1998, the Company acquired all of the capital stock of Blue Ridge Pharmaceuticals, Inc. (“Blue Ridge”) for approximately $39.1 million in cash, $7.8 million in notes, 115,000 shares of the Company’s Common Stock and warrants to acquire 806,000 shares of Common Stock at $31.59 per share which expire on September 30, 2003. In addition, the Company agreed to issue up to 1,241,000 shares of its Common Stock based on the achievement by the Company’s pharmaceutical business (including Blue Ridge) of net sales and operating profit targets through 2004. All former shareholders received equal value in the form of cash/notes/stock, warrants and contingent shares on a per share basis. The notes bore interest at 6% annually and were paid in two equal annual installments on October 1, 1999 and 2000 to certain key employees of Blue Ridge. The 115,000 shares of Common Stock were issued in 2001 to a key employee of Blue Ridge. Blue Ridge (now known as IDEXX Pharmaceuticals, Inc.) is a development-stage animal health pharmaceutical company located in Greensboro, North Carolina. The Company has accounted for this acquisition under the purchase method of accounting and has included the results of operations in its consolidated results since the date of acquisition. The Company will record the issuance of any further shares discussed above as additional goodwill when and if the shares are issued. Although as of December 31, 2002, up to 800,000 of the 1,241,000 shares described above theoretically could be issued to the former Blue Ridge shareholders, he Company does not anticipate that it will issue any additional shares in connection with this agreement. As of December 31, 2002 warrants to purchase 663,000 shares of Common Stock remained outstanding.

NOTE 13 DIVESTITURES

        Through a series of transactions in December 1999 and February 2000, the Company sold certain assets and subsidiaries of its Food and Environmental Group. As a result of these transactions, the Company recorded a net gain of $1.5 million in 2000. The results of operations of these businesses have been included in the consolidated results of operations through the respective sale dates. Pro forma information has not been presented because of immateriality.

        During February 2000, the Company sold certain assets and the rights to its Lightning® , Simplate® and Bind® product lines and its subsidiary Acumedia for $10.4 million in cash, a $0.5 million note payable, and the assumption of certain liabilities. The note bore interest at 7% and was paid in 2001. In addition, the Company entered into non-compete agreements for up to five years.

NOTE 14 SERVICE REVENUE

        Service revenue, which includes laboratory service revenue and maintenance and repair revenue, totaled approximately $86.9 million, $96.1 million, and $104.0 million in 2000, 2001 and 2002, respectively. The cost of service revenue in 2000, 2001 and 2002 totaled approximately $71.0 million, $74.1 million, and $76.2 million, respectively.

NOTE 15 STOCK REPURCHASE PROGRAM

        During 1999 and 2000, the Board of Directors authorized the purchase of up to an aggregate of ten million shares of the Company’s Common Stock in the open market or in negotiatedtransactions. As of December 31, 2001 and 2002, approximately 7,614,000 shares and 8,614,000 shares, respectively, of Common Stock had been repurchased under this program. The Company repurchased 3,125,000 shares, 590,000 shares and 1,000,000 shares in the years ended December 31, 2000, 2001 and 2002, respectively.

NOTE 16 SIGNIFICANT CUSTOMERS

        No customer accounted for greater than 10% of the Company’s revenue in 2000, 2001 and 2002.

NOTE 17 CEO SUCCESSION

        In January 2002, the Company’s Founder, Chairman and Chief Executive Officer was succeeded by its current Chairman and Chief Executive Officer. As a result of an October 2001 employment agreement, the Company is required to make certain payments to its former Chief Executive Officer and provide certain benefits to him following a succession to a new Chief Executive Officer. As a result of the succession, the Company incurred a pre-tax charge of approximately $3.4 million, $1.8 million of which is non-cash. As of December 31, 2002, $0.9 million was due under this agreement and recorded in accrued liabilities. This amount will be paid over the remaining term.

NOTE 18 SUMMARY OF QUARTERLY DATA (UNAUDITED)

        A summary of quarterly data follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2001
Revenue	$91,426	$102,001	$97,522	$95,132
Gross profit	43,865	49,513	46,421	43,532
Operating income	11,188	15,048	15,447	14,869
Net income	7,609	9,966	10,217	9,828
Earnings per share:
Basic	0.23	0.30	0.31	0.29
Diluted	0.22	0.29	0.30	0.28
2002
Revenue	$96,551	$105,690	$104,534	$105,895
Gross profit	43,061	49,895	50,760	49,009
Operating income	10,316	18,699	18,300	18,500
Net income	7,185	12,964	12,483	12,757
Earnings per share:
Basic	$.21	$.38	$.37	$.38
Diluted	$.21	$.37	$.36	$.36

F-27 SCHEDULE II

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance At Beginning Of Year	Charges To Costs And Expenses	Write-Offs	Balance At End Of Year
Allowance for doubtful accounts receivable:
December 21, 2000	$4,828	$647	$1,085	$4,390
December 31, 2001	4,390	547	944	3,993
December 31, 2002	3,993	(906)	672	2,415
Accrued severance and lease cancellation
reserve (including CEO Succession Charge):
December 21, 2000	653	2,056	805	1,904
December 31, 2001	1,904	2,248	3,850	302
December 31, 2002	302	1,891	1,151	1,042

F-28