Form 10-Q
period 2003-03-31
IDEXX LABORATORIES INC /DE
filed 2003-05-14
CIK 874716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

        As of May 8, 2003, 34,157,410 shares of the registrant’s Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of December 31, 2002 and
		March 31, 2003	3

		Consolidated Statements of Operations for the three months
		ended March 31, 2002 and 2003	4

		Consolidated Statements of Cash Flows for the three months
		ended March 31, 2002 and 2003	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	9

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

	Item 4.	Controls and Procedures	17

PART II		OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES			19

CERTIFICATIONS			20

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (Unaudited)

	December 31,	March 31,
	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$113,788	$133,451
Short-term investments	33,403	41,980
Accounts receivable, less reserves of $2,415 and $2,468 in 2002 and 2003, respectively	45,689	51,582
Inventories	75,086	69,382
Deferred income taxes	14,887	15,505
Other current assets	6,267	5,801

Total current assets	289,120	317,701

Long-Term Investments	15,572	8,708

Property and Equipment, at cost:
Land	1,195	1,193
Buildings	5,144	5,132
Leasehold improvements	22,290	22,708
Machinery and equipment	45,296	44,603
Construction in progress	5,863	6,484
Office furniture and equipment	35,521	35,833

	115,309	115,953
Less Accumulated depreciation and amortization	65,854	67,190

	49,455	48,763
Long Term Assets:
Goodwill, net of accumulated amortization of $29,948 and $29,955 for 2002
and 2003, respectively	52,321	52,280
Other intangible assets, net of accumulated amortization of $4,373 and
$4,469 for 2002 and 2003, respectively	3,836	3,818
Other non-current assets, net	6,348	5,648

	62,505	61,746

TOTAL ASSETS	$416,652	$436,918

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,427	$17,013
Accrued expenses	51,710	51,497
Notes payable	973	984
Deferred revenue	7,662	8,318

Total current liabilities	69,772	77,812
Long-term Liabilities:
Deferred tax liabilities	--	39
Deferred revenue	5,907	5,716

Total long-term liabilities	5,907	5,755
Commitments and Contingencies (Note 5)
Stockholders' Equity:
Common stock, $0.10 par value; Authorized: 60,000 shares; Issued: 42,331
shares in 2002 and 43,005 shares in 2003	4,233	4,301
Additional paid-in capital	334,348	348,769
Retained earnings	183,260	195,322
Accumulated other comprehensive income (loss)	(2,511)	(2,529)
Treasury stock (8,650 shares in 2002 and 9,041 shares in 2003), at cost	(178,357)	(192,512)

Total stockholders' equity	340,973	353,351

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$416,652	$436,918

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2002	2003
Revenue
Product revenue	$71,567	$82,071
Service revenue	24,984	27,176

	96,551	109,247
Cost of Revenue:
Cost of product revenue	34,906	38,271
Cost of service revenue	18,584	19,514

	53,490	57,785

Gross profit	43,061	51,462

Expenses:
Sales and marketing	13,698	16,323
General and administrative	11,865	10,355
Research and development	7,182	7,337

Income from operations	10,316	17,447
Interest income, net	570	690

Income before provision for income taxes	10,886	18,137
Provision for income taxes	3,701	6,075

Net income	$7,185	$12,062

Earnings per share:
Basic	$0.21	$0.36

Diluted	$0.21	$0.34

Weighted average shares outstanding:
Basic	33,883	33,812

Diluted	35,017	35,520

The accompanying notes are an integral part of these consolidated financial statements. 4

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Three Months Ended March 31,
	2002	2003
Cash Flows from Operating Activities:
Net income	$7,185	$12,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,674	4,912
Non-cash portion of CEO succession charge	1,836	--
Provision for uncollectible accounts	16	195
Provision for deferred income taxes	120	460
Changes in assets and liabilities, net of acquisitions and disposals
Accounts receivable	(994)	(5,804)
Inventories	1,052	5,708
Other current assets	(554)	255
Accounts payable	9,997	7,577
Accrued expenses	1,342	3,696
Deferred revenue	(219)	483

Net cash provided by operating activities	24,455	29,544

Cash Flows from Investing Activities:
Purchase of short and long-term investments	(7,399)	(5,860)
Sales and maturities of short and long-term investments	--	4,089
Purchase of property and equipment	(3,793)	(3,089)
Increase in other assets	(668)	(468)

Net cash used by investing activities	(11,860)	(5,328)

Cash Flows from Financing Activities:
Purchase of treasury stock	--	(9,257)
Proceeds from the exercise of stock options	2,268	4,745

Net cash provided (used) by financing activities	2,268	(4,512)

Net effect of exchange rates on cash	(51)	(41)
Net increase in cash and cash equivalents	14,812	19,663
Cash and cash equivalents at beginning of period	66,666	113,788

Cash and cash equivalents at end of period	$81,478	$133,451

Supplemental disclosure of Cash Flow Information:
Interest paid during the period	$--	$--
Income taxes paid during the period	$4,486	$854
Supplemental disclosure of Non-Cash Information:
Tax benefit on exercise of non-qualified stock options and disqualifying
dispositions	$1,123	$4,849
Value of shares exchanged in stock option exercises	$--	$4,897

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.         Basis of Presentation

        The accompanying unaudited, consolidated financial statements of IDEXX have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the requirements of Form 10-Q.

        The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        Stock-Based Compensation

        The Company measures compensation related to employee stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and elects to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no SFAS No. 123-based employee compensation cost has been recognized for these plans. Had compensation cost for the Company’s employee stock-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, the Company’s net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended March 31
	2002	2003
Net income:
As reported	$7,185	$12,062

APB 25 compensation recorded, net of tax	1,116	--
Pro forma stock-based employee compensation, net of tax	(2,250)	(2,047)

	(1,134)	(2,047)

Pro forma net income	$6,051	$10,015

Earnings per share:
Basic: as reported	$0.21	$0.36
Basic: pro forma	0.18	0.30
Diluted: as reported	0.21	0.34
Diluted: pro forma	0.17	0.28

        In order to determine the pro forma impact under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the three months ended March 31, 2002 and March 31, 2003, respectively: no dividend yield for all years; expected volatility of 55% for 2002 and 2003; risk-free interest rates of 3.3% and 3.2% for 2002 and 2003, respectively; and expected lives of 6.0 years for 2002 and 6.1 years for 2003. The weighted average fair value of an option granted during the three months ended March 31, 2002 and March 31, 2003 was $14.28 and $18.59 per share, respectively.

        In order to determine the pro forma impact under SFAS No. 123, the fair value of the employees’ purchase rights is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the three months ended March 31, 2002 and March 31, 2003, respectively: no dividend yield for all years; an expected life of one year for all years; expected volatility of 40% for 2002 and 2003; and a risk-free interest rate of 1.2% for both 2002 and 2003. Expected volatility of employee stock purchase rights is based on an expected life of only one year because shares are automatically purchased by plan participants at the end of each semiannual offering. The weighted average fair value of those purchase rights granted in 2002 and 2003 was $7.31 and $6.63 per share, respectively.

Note 2.         Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	December 31,	March 31,
	2002	2003
Raw materials	$22,547	$20,782
Work-in-process	5,769	6,473
Finished goods	46,770	42,127

	$75,086	$69,382

Note 3. Comprehensive Income (in thousands):

	Three Months Ended March 31,
	2002	2003
Net income	$7,185	$12,062
Other comprehensive income (loss):
Foreign currency translation adjustments	(156)	15
Change in fair value of foreign currency contracts classified as hedges,
net of tax	327	(1)
Change in fair market value of investments, net of tax	(51)	(32)

Comprehensive income	$7,305	$12,044

Note 4.         Earnings Per Share

The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2002	2003
Shares Outstanding For Basic Earnings Per Share:
Weighted average shares outstanding	33,883	33,812

Shares Outstanding For Diluted Earnings Per Share:
Weighted average shares outstanding	33,883	33,812
Dilutive effect of warrants	--	52
Dilutive effect of options issued to employees	1,134	1,656

	35,017	35,520

        Options to purchase 787,000 and 4,000 shares for 2002 and 2003, respectively, and warrants to purchase 806,000 shares for 2002 have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive.

Note 5.         Commitments and Contingencies

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

Note 6.         Segment Reporting

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

        The Company is organized into business units by market and customer group. The Company’s reportable operating segments are the Companion Animal Group (“CAG”), the Food and Environmental Group (“FEG”) and other. The CAG develops, designs, and distributes products and performs services for veterinarians. CAG also manufactures certain biology-based test kits for veterinarians and develops products for therapeutic applications in companion animals. FEG develops, designs, manufactures and distributes products and performs services to detect disease and contaminants in food animals, food and water. Other is primarily comprised of corporate research and development, CEO succession charge and interest income.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K in Note 10.

        The following is the segment information (in thousands):

	Three Months Ended March 31,
	2002	2003
Revenue:
CAG	$76,430	$88,188
FEG	20,121	21,059

Total revenue	$96,551	109,247

Operating Income:
CAG	$7,936	$12,687
FEG	6,023	5,558
Other	(3,643)	(798)

Total operating income	$10,316	$17,447

Net income:
CAG	$5,238	$8,438
FEG	3,975	3,696
Other	(2,028)	(72)

Total net income	$7,185	$12,062

Note 7.         Treasury Stock

        The Company’s Board of Directors has approved the repurchase of up to 10 million shares of the Company’s Common Stock. The Company may make such purchases in the open market or in negotiated transactions. During the three months ended March 31, 2003, the Company repurchased 257,500 shares for $9.3 million. From the inception of the program in August 1999 to March 31, 2003, the Company had repurchased 8.9 million shares for $186.6 million. In addition, during the three months ended March 31, 2003, the Company received 133,139 shares of stock, which were owned by the holder for greater than six months, with a market value of $4.9 million in payment of the exercise price of outstanding stock options.

Note 8.         CEO Succession Charge

        In January 2002, the Company’s Founder, Chairman and Chief Executive Officer was succeeded by its current Chairman and Chief Executive Officer. Under an employment agreement, the Company is required to make certain payments to its former Chief Executive Officer and provide certain benefits to him following this succession. During the three months ended March 31, 2002, the Company incurred a pre-tax charge of $2.9 million, $1.8 million of which was non-cash, related to this agreement.

Note 9.         Warranty Reserves

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

        Below is a summary of changes in accrued warranty expense for products sold to customers for the three month periods ended March 31, 2002 and 2003, respectively (in thousands):

	Three Months Ended March 31,
	2002	2003
Balance Beginning of Period	$439	$343
Provision for warranty expense	67	386
Settlement of warranty liability	(68)	(144)

Balance End of Period	$438	$585

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

        This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to future earnings, revenue growth rates, FDA and other regulatory approvals of our products, timing of product launches, and expenses. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions of IDEXX and its management, and are not guarantees of future performance. Actual results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Future Operating Results” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002. The risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2002 do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

        Reference is made to the section of our 2002 Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for a discussion of significant judgments and estimates used in the preparation of our consolidated financial statements.

BUSINESS OVERVIEW

        The following is a discussion of the strategic and operating factors that we believe have the most significant effect on the performance of our business.

Companion Animal Group

        Our CAG segment accounts for approximately 80% of our sales and is therefore our most significant business. The largest product lines within our CAG segment are instruments and instrument consumables, laboratory services, and rapid assays. To date, revenues from sales of pharmaceutical products have not been substantial. However, we are investing significantly in a pipeline of companion animal pharmaceutical products. If we are successful in developing, obtaining FDA approval for, and marketing these products, we believe that sales of pharmaceutical products will become a more material component of CAG sales in the future.

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

        Instruments and Instrument Consumables. Our instrument strategy is to provide veterinarians with an integrated set of instruments (called IDEXX VetLab®) that, individually and together, provide superior diagnostic information in the clinic, enabling veterinarians to practice better medicine and build more profitable practices. We derive substantial revenues from the sale of consumables that are used in these instruments. During the early stage of an instrument life cycle, we derive relatively greater revenues from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placements begin to decline. Our long-term success in this area of our business is dependent on our ability both to develop and sell new instruments with enhanced diagnostic capabilities and to maximize customer utilization of those instruments, which creates more consumables sales.

        We have a large installed base of VetTest® chemistry analyzers, and substantially all of our revenues from that product line are now derived from consumables sales, although we continue to place instruments through an active rental program in the U.S. and through sales in Europe and Asia Pacific. As a result, the success of this product line is dependent on increased customer utilization of those instruments. Toward that end, we seek to educate veterinarians about best medical practices that emphasize the importance of blood chemistry testing for a variety of diagnostic purposes.

        In the fourth quarter of 2002, we introduced our new hematology analyzer, the LaserCyte™ system, which provides more extensive hematological diagnostic information than our original platform, the QBC® VetAutoread™ system. Our success in growing hematology revenues over the next several years will depend upon our ability to sell LaserCyte instruments, although we intend to continue to sell the QBC® VetAutoread™ system. We do not intend to rent LaserCyte instruments in the foreseeable future. At earlier stages in the life cycle of this product, a substantial portion of LaserCyte placements will be made at veterinary clinics that already own our QBC® VetAutoread™ instruments. As a result, net consumables sales are not likely to grow significantly in the near future, as we expect the increase in LaserCyte consumable sales to be largely offset by declines in sales of QBC® VetAutoread™ consumables. However, we believe that the enhanced diagnostic capabilities of the LaserCyte system will lead veterinarians to perform more in-clinic hematology testing, which will increase consumables sales as our installed base of LaserCyte systems increases. In addition, since we produce the LaserCyte consumables, the profitability of these consumables is greater than the profitability of the QBC® VetAutoread™ consumables, which we purchase as finished products.

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

        Laboratory Services. We believe that more than half of all diagnostic testing by U.S. veterinarians is done at outside reference laboratories such as our IDEXX Laboratory Services laboratories. We attempt to differentiate our laboratory testing services from those of our competitors primarily on the basis of quality, customer service and technology. Revenue growth in this business is achieved both through increased sales from existing customers and through the acquisition of new customers. Profitability of this business is largely the result of our ability to achieve efficiencies from both volume and operational improvements.

        Rapid Assays. Our rapid assay business comprises single-use kits for in-clinic testing and microwell-based kits for large clinic and laboratory testing for canine and feline diseases and conditions. Our two principal product lines are canine heartworm products (which include the SNAP® 3Dx™ heartworm antigen, Ehrlichia canis and Lyme antibody combination test) and the feline SNAP® FIV antibody/FeLV antigen combination test. Our rapid assay strategy is to develop, manufacture, market and sell proprietary tests with superior performance that address important medical needs. As in our other lines of business, we also seek to differentiate our products through superior customer support. These products carry price premiums over competitive products that do not offer equivalent performance and diagnostic capabilities, and which do not include a similar level of support. We augment our product development and customer service efforts with marketing programs that enhance medical awareness and understanding regarding our target diseases and the importance of diagnostic testing.

Food and Environmental Group

        Water and Dairy Testing. Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers are primarily water utilities to whom strong relationships and customer support are very important. Over the past several years the rate of growth of this product line has slowed from over 20% to approximately 10% in 2002. The decline in growth rate is the result of increased competition and market penetration. International sales of water testing products represent approximately 35% of total water product sales and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and in many countries a test may not be used for regulatory testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program under which we are seeking regulatory approvals in a number of countries, primarily in Europe. We follow a similar strategy in marketing and selling our dairy testing products.

        Production Animal Services. We develop, manufacture, market and sell a broad range of tests for various poultry, cattle and swine diseases and conditions, and have an active research and development and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics. Disease outbreaks are episodic and unpredictable and certain diseases that are prevalent at one time may be substantially contained or eradicated. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can be subject to fluctuation. In 2002, approximately 65% of our sales in this business were international. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described below that are associated with doing business internationally.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue

        Total Company. Revenue for the total company increased $12.7 million, or 13%, to $109.2 million from $96.6 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

For the Period Ended March 31,
Net Sales (in thousands)	2002	2003	Dollar Change	Percentage Change
CAG	$76,430	$88,188	$11,758	15%
FEG	20,121	21,059	938	5%

Total	$96,551	$109,247	$12,696	13%

        Companion Animal Group. Revenue for CAG increased $11.8 million, or 15%, to $88.2 million from $76.4 million in the same period of the prior year. This increase resulted primarily from increased sales of instrument consumables, sales of our LaserCyte™ system, and increased sales of rapid assay products and laboratory services. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $2.5 million to the increase in CAG revenue.

        The increase in sales of instrument consumables (approximately $4.1 million, or 17%) resulted primarily from a positive impact from changes in distributor inventory levels (which decreased $3.2 million in the first quarter of 2002 and decreased $1.9 million in the first quarter of 2003), the favorable impact of currency exchange rates on sales outside of the U.S., and strong volume growth outside of the U.S.

        Sales of LaserCyte™, a hematology system introduced in November 2002, contributed $3.0 million to the revenue increase.

        The increase in sales of rapid assay products (approximately $2.6 million, or 16%) resulted primarily from increased clinic-level sales of canine heartworm and feline test kits, increased prices including the impact of reduced accruals on sales of canine heartworm kits associated with volume rebate programs, and the favorable impact of currency exchange rates on sales outside of the U.S.

        The increase in sales of laboratory services (approximately $2.6 million, or 14%) resulted primarily from higher volume worldwide and, to a lesser extent, the favorable impact of currency exchange rates on sales at our laboratories outside the U.S. and price increases in the U.S.

        We estimate that reported total year 2003 CAG revenue growth will be approximately 14%. Sales of our LaserCyte hematology instrument are expected to be a significant component of this growth. We expect reported revenue growth for instrument consumables and rapid assay products to drop in the second half of 2003 as the majority of 2002 distributor inventory reductions (which increase reported growth in 2003) occurred in the first half of 2002.

        Food and Environmental Group. Revenue for FEG increased $0.9 million, or 5%, to $21.1 million from $20.1 million for the same period of the prior year. The increase was due to an increase in sales of water testing products, and poultry and livestock tests, offset in part by a decrease in sales of dairy testing products. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $1.1 million to the increase in FEG revenue.

        The increase in sales of water testing products (approximately $0.7 million, or 8%) resulted primarily from increased average unit prices as a result of higher relative volumes in regions where our products sell at higher average prices, and the favorable impact of currency exchange rates on sales outside of the U.S.

        The increase in sales of poultry and livestock tests (approximately $0.5 million, or 8%) resulted from the favorable impact of currency exchange rates on sales outside of the U.S.

        The decrease in sales of dairy testing products (approximately $0.3 million, or 8%) was attributable primarily to lower unit sales volume as a result of lost market share, offset partially by the favorable impact of currency exchange rates on sales outside of the U.S.

Gross Profit

        Total Company. Gross profit for the total company increased $8.4 million, or 20%, to $51.5 million from $43.1 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased from 45% to 47%. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Period Ended March 31,
Gross Profit (in thousands)	2002	Percent of Sales	2003	Percent of Sales
CAG	$31,658	41%	$39,407	45%
FEG	11,403	57%	12,055	57%

Total	$43,061	45%	$51,462	47%

        Companion Animal Group. Gross profit for CAG increased $7.7 million, or 24%, to $39.4 million from $31.7 million in the same period of the prior year, primarily due to an increase in the gross profit percentage and increased sales volume across the CAG product lines. As a percentage of CAG revenue, gross profit increased to 45% from 41% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to reduced inventory writedowns; higher relative sales of high margin rapid assay products; higher prices, primarily on laboratory services and heartworm test kits; productivity improvements across CAG product lines, partly due to fixed costs spread against a higher revenue base; and reduced amortization of VetTest instruments in our rental and trade-up programs as units become fully amortized. These factors were offset partially by higher cost of VetTest® slides purchased in 2002 and sold in 2003 as a result of the 2002 renegotiation of our VetTest slide supply agreement with Ortho-Clinical Diagnostics. We expect that VetTest slides purchased in 2002 will be fully sold by the end of the third quarter of 2003, at which time the associated cost of sales will be reduced to levels more comparable with the first nine months of 2002. Foreign currency exchange rates had only a minor impact on gross margin percentage, as the positive impact of the strengthening of foreign currencies on sales denominated in those currencies was almost fully offset by foreign exchange hedge contract losses in the current period.

        Food and Environmental Group. Gross profit for FEG increased $0.7 million, or 6%, to $12.1 million from $11.4 million for the same period in the prior year, primarily due to a small increase in the gross profit percentage. The increase in gross profit percentage was attributable primarily to a favorable mix of higher margin poultry, livestock and water testing products, increased average unit prices as a result of higher relative volumes in regions where our products sell at higher average prices, and reduced inventory writedowns. These factors were offset partially by higher royalty expenses and unfavorable manufacturing costs. Foreign currency exchange rates had only a minor impact on gross margin percentage, as the positive impact of the strengthening of foreign currencies on sales denominated in those currencies was more than offset by foreign exchange hedge contract losses in the current period.

Operating Expenses

        Total Company. Total company operating expenses increased $1.3 million to $34.0 million from $32.7 million for the same period of the prior year. As a percentage of revenues, operating expenses declined to 31% from 34%. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Period Ended March 31,
Operating Expenses (in thousands)	2002	Percentage of Sales	2003	Percentage of Sales	Dollar Change	Percentage Change
CAG	$23,722	31%	$26,720	30%	$2,998	13%
FEG	5,380	27%	6,497	31%	1,117	21%
Other	3,643	N/A	798	N/A	(2,845)	(78%	)

Total	$32,745	34%	$34,015	31%	$1,270	4%

Operating Income (in thousands)	2002	Percentage of Sales	2003	Percentage of Sales	Dollar Change	Percentage Change
CAG	$7,936	10%	$12,687	14%	$4,751	60%
FEG	6,023	30%	5,558	26%	(465)	(8%	)
Other	(3,643)	N/A	(798)	N/A	2,845	N/A

Total	$10,316	11%	$17,447	16%	$7,131	69%

        Companion Animal Group. Operating expenses for CAG increased $3.0 million, or 13%, to $26.7 million from $23.7 million in the same period of the prior year. This increase resulted primarily from increased spending on sales, marketing, and administration (including the unfavorable impact of foreign currency denominated expenses) to support higher sales volumes, and increased staffing for research and development projects. These increases were offset partially by a favorable impact from currency related transaction gains, reduced research and development expenses related to LaserCyte™, a reduction in bad debt expense, and the impact of certain non-recurring expenses related to rapid assay development efforts in 2002.

        Food and Environmental Group. Operating expenses for FEG increased $1.1 million, or 21%, to $6.5 million from $5.4 million in the same period of the prior year. This increase resulted primarily from increased spending on sales, marketing, and administration (including the unfavorable impact of foreign currency denominated expenses) to support anticipated higher sales volumes, and increased spending on research and development projects. These increases were offset partially by reduced legal spending.

        Other. Operating expenses for other decreased $2.8 million to $0.8 million from $3.6 million in the same period of the prior year. The decrease resulted primarily from non-recurring severance and related benefits provided in connection with the retirement of our Founder, Chairman and Chief Executive Officer in January 2002.

INTEREST INCOME, NET

        Net interest income was $0.7 million for the three months ended March 31, 2003 compared to $0.6 million for the same period in the prior year. The increase was due to higher invested cash balances partially offset by lower effective interest rates.

PROVISION FOR INCOME TAXES

        Our effective tax rate was 33.5% for the three-month period ended March 31, 2003 compared with 34% for the three-month period ended March 31, 2002. The reduction in the effective tax rate was due to increased benefits resulting from U.S. and international planning initiatives.

RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN No. 45”). FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN No. 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements for interim or annual periods ending after December 15, 2002. We have adopted the additional disclosure provisions of this statement required for the year ended December 31, 2002 and the recognition provisions for the quarter ended March 31, 2003. There were no impacts of the adoption of this statement.

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

LIQUIDITY AND CAPITAL RESOURCES

        We fund the capital needs of our business through our existing cash, cash equivalents and investments and cash generated from operations. At March 31, 2003, we had $175.4 million of cash, cash equivalents and short-term investments, and working capital of $239.9 million. As of March 31, 2003, we also had long-term investments in debt securities of $8.7 million.

        In connection with the acquisition of Genera Technologies Limited in August 2000, we issued $8.3 million in notes payable to a former shareholder of Genera, of which $7.0 million was secured by cash in escrow, and the remaining $1.3 million was unsecured. In April 2002, we repaid $7.5 million, of which $7.0 million was paid from the cash held in escrow. The remaining unsecured portion of $1.0 million is noninterest bearing, has been discounted to yield 6% and is due in three annual installments, beginning in August 2002. The noteholder elected to defer the August 2002 payment of $0.5 million, which bore interest at 3% until we repaid the installment in April 2003.

        In January 2003, we entered into a $15.0 million uncommitted line of credit with a large multi-national bank. Under the terms of this agreement, the bank will retain the right to approve all borrowings and all borrowings will be due on demand. Any borrowings under this line will bear interest at the mutually agreed upon rate at the time of borrowing.

        Effective January 1, 2003, the Company entered into a workers’ compensation insurance policy where the Company retains the first $250,000 in claim liability per incident and up to $1.2 million in claim liability in the aggregate. The insurance company administers and pays these claims and the Company reimburses the insurance company for the Company’s portion of these claims. The Company also issued a $450,000 letter of credit to the insurance company as security for these claims. Previously, the Company was fully insured for workers’ compensation liabilities. We do not expect that this change in insurance coverage will have an unfavorable impact on our total workers’ compensation costs.

        We purchased approximately $3.1 million in fixed assets during the quarter ended March 31, 2003, principally related to the CAG segment. Our total capital budget for 2003 is approximately $19.8 million. Research and development expense as a percentage of revenue for 2003 is expected to be consistent with 2002 levels.

        Cash provided by operating activities was $29.5 million during the quarter ended March 31, 2003. Cash of $7.6 million was provided by an increase in accounts payable for contractual supply agreements related to instrument consumables. Cash of $5.8 million was used to fund the increase of accounts receivable. Cash of $5.7 million was generated from the decrease in inventory, principally due to a reduction in VetTest slide inventory.

        During 1999 and 2000, the Board of Directors authorized the purchase of up to ten million shares of our Common Stock in the open market or in negotiated transactions. During the quarter ended March 31, 2003, the Company repurchased 257,500 shares of stock for $9.3 million. As of March 31, 2003, we had repurchased an aggregate of 8.9 million shares, leaving 1.1 million shares remaining under the repurchase authorization. During the quarter ended March 31, 2003, the Company received 133,139 shares of stock, which were owned by the holder for greater than six months, in lieu of cash for the exercise of stock options. The shares of stock had a fair market value of $4.9 million. See Note 7 to the consolidated financial statements.

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

      IDEXX’s Products and Services Are Subject to Various Government Regulations

        In the U.S., the manufacture and sale of our products are regulated by agencies such as the U.S. Department of Agriculture (“USDA”), U.S. Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale. Our water testing products must be approved by the EPA before they may be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. Any failure to comply with regulatory requirements relating to the manufacture and sale of our products could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP® Beta-lactam products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell SNAP Beta-lactam products. Sales of dairy antibiotic residue testing products were $16.3 million in 2002 and $3.8 million in the three months ended March 31, 2003.

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

        We are actively developing new diagnostic platforms, including new instrument systems. In connection with these programs, we are developing production machinery and equipment. As of March 31, 2003, we had $5.1 million of these fixed assets on our balance sheet and commitments to purchase an additional $1.0 million. Were we to discontinue any such programs or to substantially change the design of the new platform, we might be required to write off some or all of the associated production machinery and equipment. Such a write-off could have a material adverse effect on our results of operations.

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

      IDEXX Purchases Materials for Its Products From a Limited Number of Sources

        We currently purchase certain products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and therefore may not be available from other sources. These products include our chemistry and QBC® VetAutoread™ hematology analyzers and related consumables, active ingredients for pharmaceutical products and certain components of our SNAP® devices, water testing products, and LaserCyte™ system components. If we are unable to obtain adequate quantities of these products in the future, then we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations.

        The slides sold for use in our VetTest® instruments are purchased under an agreement with Ortho-Clinical Diagnostics at fixed prices. Under this agreement we are required to purchase a minimum of $226.2 million of slides over the remaining life of the contract. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of slides to our customers, our profits on slide sales would decline because we purchase slides at fixed prices.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company’s financial market risk consists primarily of foreign currency exchange risk. The Company operates subsidiaries in 13 foreign countries and transacts business in local currencies. The Company attempts to hedge its cash flow on intercompany sales to minimize foreign currency exposure.

        The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts with a duration of less than 12 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods and we believe our risk with respect to foreign currency exchange fluctuations is not materially different than at December 31, 2002.

Item 4. Controls and Procedures

    (a)        Evaluation of disclosure controls and procedures. Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner.

    (b)        Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 21, 2003, the Company furnished a Current Report on Form 8-K, under Item 9, containing a copy of its earnings release for the quarter ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

IDEXX LABORATORIES, INC.

Date: May 13, 2003

/s/Merilee Raines
Merilee Raines
Vice President, Finance and Treasurer Principal Financial Officer)

CERTIFICATIONS

I, Jonathan W. Ayers, certify that:

1)	I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2003 of IDEXX Laboratories, Inc. (the “Quarterly Report”);

2)	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3)	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/Jonathan W. Ayers
Jonathan W. Ayers
President and Chief Executive Officer

CERTIFICATIONS

I, Merilee Raines, certify that:

1)	I have reviewed this quarterly report on Form 10-Q for the quarter ended March 31, 2003 of IDEXX Laboratories, Inc. (the “Quarterly Report”);

2)	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3)	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/Merilee Raines
Merilee Raines
Vice President, Finance and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.