Form 10-Q
period 2003-06-30
IDEXX LABORATORIES INC /DE
filed 2003-08-14
CIK 874716

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003.

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

        As of August 8, 2003, 34,375,131 shares of the registrant’s Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts) (unaudited)

	December 31,	June 30,
	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$113,788	$151,434
Short-term investments	33,403	38,691
Accounts receivable, less reserves of $2,415 and $2,426 in 2002 and 2003, respectively	45,689	50,783
Inventories	75,086	69,801
Deferred income taxes	14,887	15,616
Other current assets	6,267	5,819

Total current assets	289,120	332,144

Long-Term Investments	15,572	20,345

Property and Equipment, at cost:
Land	1,195	1,197
Buildings	5,144	5,176
Leasehold improvements	22,290	23,011
Machinery and equipment	45,296	45,203
Construction in progress	5,863	8,750
Office furniture and equipment	35,521	37,056

	115,309	120,393
Less accumulated depreciation and amortization	65,854	69,521

	49,455	50,872
Long Term Assets:
Goodwill, net of accumulated amortization of $29,948 and $30,133 for 2002
and 2003, respectively	52,321	53,438
Other intangible assets, net of accumulated amortization of $4,373 and
$4,678 for 2002 and 2003, respectively	3,836	3,826
Other non-current assets, net	6,348	5,283

	62,505	62,547

TOTAL ASSETS	$416,652	$465,908

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,427	$20,930
Accrued expenses	51,710	57,405
Notes payable	973	482
Deferred revenue	7,662	9,356

Total current liabilities	69,772	88,173
Long-Term Liabilities:
Deferred tax liabilities	--	337
Deferred revenue	5,907	5,304

Total long-term liabilities	5,907	5,641
Commitments and Contingencies (Notes 6 and 11)
Stockholders' Equity:
Common stock, $0.10 par value; Authorized: 60,000 shares; Issued: 42,331
shares in 2002 and 43,535 shares in 2003	4,233	4,354
Additional paid-in capital	334,348	362,076
Retained earnings	183,260	212,012
Accumulated other comprehensive income (loss)	(2,511)	411
Treasury stock (8,650 shares in 2002 and 9,441 shares in 2003), at cost	(178,357)	(206,759)

Total stockholders' equity	340,973	372,094

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$416,652	$465,908

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenue:
Product revenue	$79,141	$93,248	$150,708	$175,319
Service revenue	26,549	28,598	51,533	55,774

	105,690	121,846	202,241	231,093
Cost of Revenue:
Cost of product revenue	36,772	42,560	71,678	80,831
Cost of service revenue	19,023	19,615	37,607	39,129

	55,795	62,175	109,285	119,960

Gross profit	49,895	59,671	92,956	111,133

Expenses:
Sales and marketing	14,392	17,198	28,090	33,521
General and administrative	9,078	9,835	20,943	20,190
Research and development	7,726	8,304	14,908	15,641

Income from operations	18,699	24,334	29,015	41,781
Interest income, net	943	764	1,513	1,454

Income before provision for income taxes	19,642	25,098	30,528	43,235
Provision for income taxes	6,678	8,408	10,379	14,483

Net income	$12,964	$16,690	$20,149	$28,752

Earnings per share:
Basic	$0.38	$0.49	$0.60	$0.85

Diluted	$0.37	$0.47	$0.57	$0.81

Weighted average shares outstanding:
Basic	33,821	34,100	33,851	33,956

Diluted	35,193	35,531	35,164	35,526

The accompanying notes are an integral part of these consolidated financial statements. 4

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (Unaudited)

	Six Months Ended June 30,
	2002	2003
Cash Flows from Operating Activities:
Net income	$20,149	$28,752
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	9,682	9,845
Non-cash portion of CEO succession charge	1,836	--
Provision for uncollectible accounts	(425)	189
Provision for deferred income taxes	241	920
Changes in assets and liabilities, net of acquisitions and disposals
Accounts receivable	4,602	(4,183)
Inventories	10,719	5,355
Other current assets	(1,183)	838
Accounts payable	(2,779)	11,432
Accrued expenses	10,875	11,490
Deferred revenue	44	952

Net cash provided by operating activities	53,761	65,590

Cash Flows from Investing Activities:
Purchase of short and long-term investments	(19,295)	(27,056)
Sales and maturities of short and long-term investments	6,900	16,864
Purchase of property and equipment	(7,534)	(9,162)
Acquisition of intangible assets	--	(50)
Increase in other assets	(1,213)	(1,004)

Net cash used in investing activities	(21,142)	(20,408)

Cash Flows from Financing Activities:
Purchase of treasury stock	(29,830)	(23,505)
Payment of notes payable	(7,462)	(509)
Proceeds from the exercise of stock options	5,645	15,118

Net cash used in financing activities	(31,647)	(8,896)

Net effect of exchange rates on cash	932	1,360

Net increase in cash and cash equivalents	1,904	37,646
Cash and cash equivalents at beginning of period	66,666	113,788

Cash and cash equivalents at end of period	$68,570	$151,434

Supplemental Disclosure of Cash Flow Information:
Interest paid during the period	$38	$10
Income taxes paid during the period	$7,257	$1,426
Supplemental Disclosure of Non-Cash Information:
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions	$3,435	$7,836
Value of mature shares exchanged in stock option exercises	$1,062	$4,897

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited, consolidated financial statements of IDEXX have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the requirements of Form 10-Q.

        The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q and the Company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income:
As reported	$12,964	$16,690	$20,149	$28,752

APB 25 compensation recorded, net of tax	--	--	1,116	--
Pro forma stock-based employee compensation, net of tax	(2,062)	(2,081)	(4,312)	(4,128)

	(2,062)	(2,081)	(3,196)	(4,128)

Pro forma net income	$10,902	$14,609	$16,953	$24,624

Earnings per share:
Basic: as reported	$0.38	$0.49	$0.60	$0.85
Basic: pro forma	0.32	0.43	0.50	0.73
Diluted: as reported	0.37	0.47	0.57	0.81
Diluted: pro forma	0.31	0.41	0.48	0.70

        In order to determine the pro forma impact under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2003		2002		2003
Dividend yield	No	ne	No	ne	No	ne	No	ne
Expected volatility	55.0%		54.8%		55.0%		54.8%
Risk-free interest rate	3.3%		2.7%		3.3%		2.7%
Expected life in years	6.0		6.1		6.0		6.1

        In order to determine the pro forma impact under SFAS No. 123, the fair value of the purchase rights issued under the employee stock purchase plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2003		2002		2003
Dividend yield	No	ne	No	ne	No	ne	No	ne
Expected volatility	40.0%		40.0%		40.0%		40.0%
Risk-free interest rate	1.2%		1.0%		1.2%		1.0%
Expected life in years	0.5		0.5		0.5		0.5

The weighted average fair value of options and purchase rights granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Weighted average fair value per underlying share:
Options granted	$14.28	$17.80	$14.28	$18.53
Purchase rights granted under employee stock purchase plans	N/A	N/A	$7.31	$8.79

        Reclassifications

        Reclassifications have been made in the consolidated financial statements to conform to the current year’s presentation.

        New Accounting Standards

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN No. 46”). FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires additional related disclosures. Certain disclosure provisions of FIN No. 46 apply to all financial statements issued after January 31, 2003, the consolidation provisions apply to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and the remaining provisions apply at the beginning of the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 had no material impact on the consolidated financial statements.

Note 2. Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	December 31,	June 30,
	2002	2003
Raw materials	$22,547	$18,797
Work-in-process	5,769	7,396
Finished goods	46,770	43,608

	$75,086	$69,801

Note 3. Goodwill and Other Intangible Assets

Intangible assets consist of the following (in thousands):

	December 31, 2002		June 30, 2003
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Existing technologies	$1,945	$1,945	$1,945	$1,945
Licenses	1,725	719	1,950	836
Customer lists	341	149	391	180
Non-compete agreements	430	176	430	214
Patents	3,368	1,055	3,488	1,208
Other	400	329	300	295

	$8,209	$4,373	$8,504	$4,678

        Amortization of intangible assets was $0.2 million for the three months ended June 30, 2002 and 2003 and $0.3 million for the six months ended June 30, 2002 and 2003.

        Goodwill consists of the following (in thousands):

	December 31, 2002	June 30, 2003
CAG Segment:
Veterinary reference laboratories	$23,363	$23,981
Pharmaceuticals	13,745	13,745
Other CAG goodwill	1,561	1,565
FEG Segment:
Water test products	13,483	13,962
Other FEG goodwill	169	185

	$52,321	$53,438

The change in goodwill above is the result of changes in foreign currency exchange rates. The Company did not acquire any goodwill or recognize any impairment losses during the six months ended June 30, 2003.

Note 4. Comprehensive Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income	$12,964	$16,690	$20,149	$28,752
Other comprehensive income (loss):
Foreign currency translation adjustments	3,821	3,524	3,665	3,539
Change in fair value of foreign currency
contracts classified as hedges, net of tax	(1,764)	(541)	(1,437)	(542)
Change in fair market value of investments,
net of tax	155	(43)	104	(75)

Comprehensive income	$15,176	$19,630	$22,481	$31,674

Note 5. Earnings Per Share

The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Shares Outstanding for Basic Earnings Per Share:
Weighted average shares outstanding	33,821	34,100	33,851	33,956

Shares Outstanding for Diluted Earnings Per Share:
Weighted average shares outstanding	33,821	34,100	33,851	33,956
Dilutive effect of warrants	--	38	--	46
Dilutive effect of options issued to employees	1,372	1,393	1,313	1,524

	35,193	35,531	35,164	35,526

        Certain options and warrants to acquire shares have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The weighted average number of anti-dilutive rights (options and warrants) to acquire shares, the weighted average exercise prices of such anti-dilutive rights and the weighted average market value of shares used to calculate the dilutive effect of options and warrants were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Weighted average number of shares underlying anti-dilutive rights:
Options	228,000	13,000	214,000	9,000
Warrants	806,000	--	806,000	--

Weighted average exercise price per underlying share of anti-dilutive rights:
Options	$30.11	$36.43	$30.11	$36.43
Warrants	$31.59	$--	$31.59	$--

Weighted average market value per share	$28.63	$35.49	$27.58	$35.26

Note 6. Commitments and Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. The Company had accruals of $4.2 million at June 30, 2003 for these contingencies. However, the Company’s actual losses with respect to these contingent liabilities could exceed the Company’s accruals. The Company also has certain commitments associated with a joint venture (see Note 11).

Note 7. Segment Reporting

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

        The following is the segment information (in thousands):

	Three Months Ended June 30,
	Revenue		Operating Income (Loss)
	2002	2003	2002	2003
CAG	$84,613	$98,794	$14,069	$18,525
FEG	21,077	23,052	5,912	6,552
Other	--	--	(1,282)	(743)

Total segment	$105,690	$121,846	18,699	24,334

Interest income			943	764

Income before provision for income taxes			19,642	25,098
Provision for income taxes			6,678	8,408

Net income			$12,964	$16,690

9

	Six Months Ended June 30,
	Revenue		Operating Income (Loss)
	2002	2003	2002	2003
CAG	$161,043	$186,982	$22,005	$31,212
FEG	41,198	44,111	11,935	12,110
Other	--	--	(4,925)	(1,541)

Total segment	$202,241	$231,093	29,015	41,781

Interest income			1,513	1,454

Income before provision for income taxes			30,528	43,235
Provision for income taxes			10,379	14,483

Net income			$20,149	$28,752

Note 8. Treasury Stock

        The Company’s Board of Directors has approved the repurchase of up to 10,000,000 shares of the Company’s common stock. The Company may make such purchases in the open market or in negotiated transactions. During the three months and six months ended June 30, 2003, the Company repurchased 400,000 and 657,000 shares, respectively, of common stock for $14.2 million and $23.5 million, respectively. From the inception of the program in August 1999 to June 30, 2003, the Company had repurchased 9,271,000 shares for $200.8 million. In addition, during the six months ended June 30, 2003, the Company received 133,000 mature shares of stock, which were owned by the holder for greater than six months, with a market value of $4.9 million in payment for the exercise price of stock options.

Note 9. CEO Succession Charge

        In January 2002, the Company’s Founder, Chairman and Chief Executive Officer was succeeded by its current Chairman and Chief Executive Officer. Under an employment agreement, the Company is required to make certain payments to its former Chief Executive Officer and provide certain benefits to him following this succession. During the three months ended March 31, 2002, the Company incurred a pre-tax charge of $2.9 million, $1.8 million of which was non-cash, related to this agreement. During the three months ended June 30, 2002, the Company incurred a pre-tax charge of $0.5 million related to this agreement.

Note 10. Warranty Reserves

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

        Below is a summary of changes in accrued warranty expense for products sold to customers for the three and six month periods ended June 30, 2002 and 2003, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2002	2003	2002	2003
Balance, beginning of period	$438	$585	$439	$343
Provision for warranty expense	198	1,069	265	1,455
Settlement of warranty liability	(210)	(118)	(278)	(262)

Balance, end of period	$426	$1,536	$426	$1,536

Note 11. Joint Venture

        On June 18, 2003, the Company and Beijing Fortunate Century Animal Health Co., Ltd. (“BFCAH”), formed a joint venture, Beijing IDEXX-Yuanheng Laboratories Co. Limited (the “Venture”), to assemble and market veterinary diagnostic products for production animals in China. The Venture will be headquartered in Beijing, China. The Company’s initial interest in the Venture will be 40%, however, the Company is committed to acquire an additional 20% of the Venture from BFCAH within two years, subject to Chinese government approval. The Company bears an economic risk that is greater than its equity interest and also has the ability to make decisions that significantly affect the results of the activities of the Venture through majority voting and similar rights. Therefore the Venture will be consolidated into the Company’s financial statements in accordance with FIN No. 46. Contingent upon the timely approval of the Venture and issuance of a business license by the Chinese government, the Company is obligated to make capital contributions of $2.1 million as follows: $0.4 million within forty-five days from issuance of the business license, $0.6 million within twelve months from issuance of the business license and $1.1 million in installments within two years from issuance of the business license. The Company is obligated to pay $0.6 million for the additional 20% interest discussed above, and will make an additional $1.5 million capital contribution to the Venture within three months after the approval by the Chinese government of the additional 20% interest. The initial funding of the Venture and its commencement of operations are expected to occur during the quarter ending September 30, 2003 and, as such, had no impact on the consolidated financial statements for the three and six months ended June 30, 2003.

        The Company is also obligated to make available to the Venture selected technology, know-how and licenses and to assist with certain logistical, management training and operating matters. In connection with the joint venture agreement, the Company has not entered into indemnification agreements or assumed liabilities pre-dating the establishment of the Venture.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

        This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to future earnings, revenue growth rates, FDA and other regulatory approvals of our products, timing of product launches, future product sales and expenses. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions of IDEXX and its management, and are not guarantees of future performance. Actual results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Future Operating Results” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002. The risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2002 do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

        In addition to the discussion below under “Critical Accounting Policies and Estimates,” reference is made to the section of our 2002 Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for a discussion of significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Companion Animal Group

        Our CAG segment accounts for approximately 80% of our sales and is therefore our most significant business. The largest product lines within our CAG segment are instruments and instrument consumables, laboratory services, and rapid assays. To date, revenues from sales of pharmaceutical products have not been substantial. However, we are investing significantly in a pipeline of companion animal pharmaceutical products. If we are successful in developing, obtaining U.S. Food and Drug Administration (“FDA”) approval for, and marketing these products, we believe that sales of pharmaceutical products will become a more material component of CAG sales in the future.

        By offering to companion animal veterinarians a broad range and an integrated set of proprietary diagnostic products and services, therapeutics and practice management computer systems, we believe we have developed a strong customer franchise, providing us a strategic advantage over companies with more narrow product or service offerings. Our complementary products and services give us scale in sales and distribution in this market, and permit us to offer programs such as “Practice Developer”, a loyalty program that allows clinics to earn points with purchases, depending on the number of product categories they purchase from and the volume of those purchases, and to apply earned points towards, among other things, the purchase of a variety of IDEXX products and services. By offering both point-of-care diagnostics for use in the clinic and outside laboratory services, we are able to develop integrated disease management solutions that leverage the advantages of both point-of-care and laboratory testing. In addition, by integrating our practice management software systems with our instruments and with our reference laboratories, we enhance the veterinary practices of our customers by facilitating the flow of medical information in the clinic.

        In the U.S., we sell instrument consumables, rapid assays and pharmaceuticals through distributors, and therefore our reported sales of these products are sales made to distributors, rather than sales to veterinarians, the end users. Because distributor inventory levels and purchasing patterns may fluctuate, sales of a particular product line in a particular period may not always be representative of the underlying customer demand for the product. Therefore, we closely track sales of these products by our distributors to the clinics (“clinic-level sales”), which we think provide a more accurate picture of the real growth rate for these products. In the discussion of results below, we note certain instances where we believe reported sales have been influenced, positively or negatively, by changes in distributor inventories.

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

        We have a large installed base of VetTest® chemistry analyzers, and substantially all of our revenues from that product line are now derived from consumables sales, although we continue to place instruments through sales and through rental and other programs. As a result, the success of this product line is dependent on increased customer utilization of those instruments. Toward that end, we seek to educate veterinarians about best medical practices that emphasize the importance of blood chemistry testing for a variety of diagnostic purposes.

        In the fourth quarter of 2002, we introduced our new hematology analyzer, the LaserCyte™ system, which provides more extensive hematological diagnostic information than our original platform, the QBC® VetAutoread™ system. Our success in growing hematology revenues over the next several years will depend upon our ability to sell LaserCyte instruments, although we intend to continue to sell the QBC® VetAutoread™ system. We do not intend to rent LaserCyte instruments in the foreseeable future. At earlier stages in the life cycle of this product, a substantial portion of LaserCyte placements will be made at veterinary clinics that already own our QBC® VetAutoread™ instruments. As a result, net consumables sales are not likely to grow significantly in the near future, as we expect the increase in LaserCyte consumable sales to be largely offset by declines in sales of QBC® VetAutoread™ consumables. However, we believe that the enhanced diagnostic capabilities of the LaserCyte system will lead veterinarians to perform more in-clinic hematology testing, which will increase consumables sales as our installed base of LaserCyte systems increases. In addition, we expect the gross margin percentage of LaserCyte consumables to exceed the gross margin percentage of the QBC® VetAutoread™ consumables.

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

Food and Environmental Group

        Water and Dairy Testing. Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers are primarily water utilities to whom strong relationships and customer support are very important. Over the past several years the rate of growth of this product line has slowed as a result of increased competition and market penetration. International sales of water testing products during the six months ended June 30, 2003 represented approximately 38% of total water product sales and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and in many countries a test may not be used for regulatory testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program under which we are seeking regulatory approvals in a number of countries, primarily in Europe. We follow a similar strategy in marketing and selling our dairy testing products.

        Production Animal Services. We develop, manufacture, market and sell a broad range of tests for various poultry, cattle and swine diseases and conditions, and have an active research and development and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics. Disease outbreaks are episodic and unpredictable and certain diseases that are prevalent at one time may be substantially contained or eradicated. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can be subject to fluctuation. During the six months ended June 30, 2003, approximately 68% of our sales in this business were international. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described below that are associated with doing business internationally.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The critical accounting policies utilized during the six months ended June 30, 2003 are consistent with those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” The significant judgments and estimates used in the preparation of our consolidated financial statements for the three months and six months ended June 30, 2003 are also consistent with those used to prepare the consolidated financial statements as of and for the year ended December 31, 2002, except that management has revised certain estimates relating to the realizability of the Company’s nitazoxanide inventory during the three months ended June 30, 2003 as more fully described below.

        Nitazoxanide, our product for the treatment of equine protozoal myeloencephalitis (“EPM”), is in registration with the FDA. We have completed the manufacturing, efficacy and safety components of our submission, we have submitted revised labeling information as requested by the FDA and we are awaiting final approval of the New Animal Drug Application by the FDA. Our inventories as of June 30, 2003 included $8.4 million of inventory associated with the nitazoxanide product, consisting of $8.3 million of active ingredient and $0.1 million of other raw materials. The $8.3 million of active ingredient included in inventory at June 30, 2003 will expire in 2005. The shelf life of the active ingredient is 60 months from the date of manufacture. Upon use of unexpired active ingredient in the manufacture of finished goods, the active ingredient shelf life is no longer relevant. The shelf life of the finished goods is measured from the date of manufacture, regardless of the age of the active ingredient used to manufacture the finished goods. During the three months ended June 30, 2003, the FDA verbally informed us that the shelf life of the finished goods would be extended from 36 months to 48 months upon product approval.

        We evaluate our nitazoxanide inventory on a quarterly basis for realizability. Our quarterly evaluation is based upon active ingredient raw materials and finished goods expiration dates described, assumptions regarding the timing of FDA approval and launch of the product and assumptions regarding sales volumes that we expect to achieve following approval and launch of the product. For purposes of this evaluation, our assumptions are that the product will be approved in late 2003 and launched shortly thereafter, that the worldwide market for EPM treatments is approximately 40,000 treatments annually, and that our nitazoxanide product will capture approximately half of that market over four years following launch. During the three months and six months ended June 30, 2003, we incurred no further write-downs for this inventory due to expected product expiration. Should FDA approval be delayed beyond 2003 or should sales volumes be lower than those assumed, additional active ingredient might expire and would need to be written off. For example, if FDA approval was obtained in late 2003, but sales volumes over the next six years were less than approximately 45% of anticipated volumes, additional inventory would expire and require a charge to operations. However, if sales volumes over the next six years were at least approximately 45% of anticipated volumes, no additional inventory would expire and require a charge to operations.

        If we do not receive FDA approval of the nitazoxanide product, and if we then elect to terminate our license to use the active ingredient, we have the right to require our supplier to repurchase the active ingredient at a price equal to our cost. We have no assurances that our supplier has the financial ability to repurchase all of this inventory. To the extent we were unable to sell the active ingredient to our supplier, we would incur a loss in the amount of any unrecovered costs of the active ingredient. This could result in a loss of up to the full value of our net inventory, or $8.4 million as of June 30, 2003.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue

        Total Company. Revenue for the total company increased $16.2 million, or 15%, to $121.8 million from $105.7 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

For the Three Months Ended June 30,
Net Sales (in thousands)	2002	2003	Dollar Change	Percentage Change
CAG	$84,613	$98,794	$14,181	17%
FEG	21,077	23,052	1,975	9%

Total	$105,690	$121,846	$16,156	15%

        Companion Animal Group. Revenue for CAG increased $14.2 million, or 17%, to $98.8 million from $84.6 million in the same period of the prior year. This increase resulted primarily from sales of our LaserCyte™ system, which was introduced in the fourth quarter of 2002, and increased sales of rapid assay products, instrument consumables, and laboratory services. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $3.1 million to the increase in CAG revenue.

        Sales of LaserCyte systems contributed $4.5 million to the revenue increase.

        The increase in sales of rapid assay products (approximately $4.4 million, or 21%) is due primarily to higher shipments to distributors in the second quarter of 2003, increased domestic clinic-level sales and average unit prices of canine heartworm and feline test kits, and the favorable impact of currency exchange rates on sales outside of the U.S. Shipments to distributors in the same period in 2002 were reduced as a result of the Company’s efforts to reduce product inventories held by distributors. These reductions were substantially achieved during the first half of 2002. As a result, shipments to distributors in the second quarter of 2003 were at a level that is more reflective of the clinic-level demand for these products, rather than the Company’s management of its distribution channel. The reduced shipments in the 2002 period create a favorable year-to-year comparison that causes reported growth to exceed the Company’s estimates of the underlying clinic-level growth for these products.

        The increase in sales of instrument consumables (approximately $3.6 million, or 14%) is due primarily to higher shipments to distributors in the second quarter of 2003 and the favorable impact of currency exchange rates on sales outside of the U.S. Shipments to distributors in the same period in 2002 were reduced as a result of the Company’s efforts to reduce product inventories held by distributors as described above. The reduced shipments in the 2002 period create a favorable year-to-year comparison that causes reported growth to exceed the Company’s estimates of the underlying clinic-level growth for these products.

        The increase in sales of laboratory services (approximately $2.6 million, or 13%) resulted primarily from higher volume worldwide and, to a lesser extent, the favorable impact of currency exchange rates on sales at our laboratories outside the U.S. and price increases.

        Food and Environmental Group. Revenue for FEG increased $2.0 million, or 9%, to $23.1 million from $21.1 million for the same period of the prior year primarily due to an increase in sales of water testing products. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $1.5 million to the increase in FEG revenue.

        The increase in sales of water testing products (approximately $1.3 million, or 13%) resulted primarily from higher sales volume of the water testing products and, to a lesser extent, the favorable impact of currency exchange rates on sales outside of the U.S.

        The increase in sales of production animal diagnostic products (approximately $0.6 million, or 8%) resulted primarily from the favorable impact of currency exchange rates on sales outside of the U.S. and, to a lesser extent, the timing of annual sales to a significant customer that occurred in the third quarter of 2002 but in the second quarter of 2003. These increases were partially offset by lower average unit prices, particularly in Germany due to competition.

        The increase in sales of dairy testing products (approximately $0.1 million, or 2%) was attributable primarily to the favorable impact of currency exchange rates on sales outside of the U.S., substantially offset by lower unit sales volume.

Gross Profit

        Total Company. Gross profit for the total company increased $9.8 million, or 20%, to $59.7 million from $49.9 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased from 47% to 49%. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Three Months Ended June 30,
Gross Profit (in thousands)	2002	Percent of Sales	2003	Percent of Sales
CAG	$38,242	45%	$46,242	47%
FEG	11,653	55%	13,429	58%

Total	$49,895	47%	$59,671	49%

        Companion Animal Group. Gross profit for CAG increased $8.0 million, or 21%, to $46.2 million from $38.2 million in the same period of the prior year, primarily due to increased sales volume across the CAG product lines and an increase in the gross profit percentage. As a percentage of CAG revenue, gross profit increased to 47% from 45% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to higher relative sales of high margin rapid assay products; the absence of inventory writedowns in 2003 compared to those recognized in 2002 for consumables used in our VetTest® analyzers and VetTest components; the favorable impact of foreign currency rates on gross profits denominated in those currencies, net of foreign exchange hedge contract losses; reduced amortization of VetTest instruments in our rental and trade-up programs as units become fully amortized; and productivity improvements across CAG product lines, partly due to fixed costs spread against a higher revenue base. These factors were offset partially by an overall negative impact from our LaserCyte hematology instrument, including a lower than average gross margin for sales of these units, warranty cost adjustments, and manufacturing inefficiencies due to low production volumes and start-up inefficiencies; unfavorable manufacturing variances; and the higher cost of VetTest slides purchased in 2002 and sold in 2003 as a result of the 2002 renegotiation of our VetTest slide supply agreement with Ortho-Clinical Diagnostics. We expect that VetTest slides purchased in 2002 will be fully sold by the end of the third quarter of 2003, at which time the associated cost of sales will be reduced to levels more comparable with the first nine months of 2002.

        Food and Environmental Group. Gross profit for FEG increased $1.8 million, or 15%, to $13.4 million from $11.7 million for the same period in the prior year, primarily due to an increase in the gross profit percentage and increased sales volume in water testing products. As a percentage of FEG revenue, gross profit increased to 58% from 55% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to the absence of inventory writedowns in 2003 compared to those recognized in 2002 for dairy products, primarily our Parallux® instrument and components; higher relative sales of high margin production animal diagnostic and water products; and the favorable impact of foreign currency rates on gross profits denominated in those currencies, net of foreign exchange hedge contract losses. These factors were offset partially by unfavorable manufacturing variances and decreased average unit prices as a result of competitive pricing pressure on production animal diagnostic and water testing products in certain regions outside of the U.S.

Operating Expenses

        Total Company. Total company operating expenses increased $4.1 million to $35.3 million from $31.2 million for the same period of the prior year. As a percentage of revenues, operating expenses declined slightly to 29% from 30%. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Three Months Ended June 30,
Operating Expenses (in thousands)	2002	Percentage of Sales	2003	Percentage of Sales	Dollar Change	Percentage Change
CAG	$24,173	29%	$27,717	28%	$3,544	15%
FEG	5,741	27%	6,877	30%	1,136	20%
Other	1,282	N/A	743	N/A	(539)	(42%	)

Total	$31,196	30%	$35,337	29%	$4,141	13%

Operating Income (in thousands)	2002	Percentage of Sales	2003	Percentage of Sales	Dollar Change	Percentage Change
CAG	$14,069	17%	$18,525	19%	$4,456	32%
FEG	5,912	28%	6,552	28%	640	11%
Other	(1,282)	N/A	(743)	N/A	539	42%

Total	$18,699	18%	$24,334	20%	$5,635	30%

        Companion Animal Group. Operating expenses for CAG increased $3.5 million, or 15%, to $27.7 million from $24.2 million in the same period of the prior year. The increase was attributable to a 19% increase in sales and marketing expenses, a 13% increase in administrative expenses, and an 8% increase in research and development expenses. The increase in sales and marketing expenses resulted primarily from increased marketing activities including spending on promotions, the unfavorable impact of foreign currency denominated expenses, increased headcount to support LaserCyte, and other increases in compensation costs including higher commission expense as a result of increased sales. The increase in administrative expenses reflects higher spending on information technology and other corporate functions and an increase in bad debt provisions, partly offset by the elimination of certain expenses related to legal matters that concluded in 2002. The increase in research and development expenses is primarily due to increased staffing for research and development projects, offset partially by reduced research and development expenses related to the LaserCyte™ system.

        Food and Environmental Group. Operating expenses for FEG increased $1.1 million, or 20%, to $6.9 million from $5.7 million in the same period of the prior year. The increase was attributable to a 23% increase in sales and marketing expenses, a 16% increase in administrative expenses, and a 19% increase in research and development expenses. The increase in sales and marketing expenses resulted primarily from expenses incurred in connection with the formation of the China joint venture (see Note 11 to the consolidated financial statements), increased headcount, and increased marketing spending. The increase in administrative expenses reflects higher spending on information technology and other corporate functions and an increase in bad debt provisions. The increase in research and development expenses is due to new product development efforts, primarily related to products for diagnosis of transmissible spongiform encephalopathies.

        Other. Operating expenses for other decreased $0.5 million to $0.7 million from $1.3 million in the same period of the prior year. The decrease resulted primarily from non-recurring severance and related benefits provided in 2002 in connection with the retirement of our former Chairman and Chief Executive Officer in January 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenue

        Total Company. Revenue for the total company increased $28.9 million, or 14%, to $231.1 million from $202.2 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

For the Six Months Ended June 30,
Net Sales (in thousands)	2002	2003	Dollar Change	Percentage Change
CAG	$161,043	$186,982	$25,939	16%
FEG	41,198	44,111	2,913	7%

Total	$202,241	$231,093	$28,852	14%

        Companion Animal Group. Revenue for CAG increased $26.0 million, or 16%, to $187.0 million from $161.0 million in the same period of the prior year. This increase resulted primarily from increased sales of instrument consumables, sales of our LaserCyte system, and increased sales of rapid assay products and laboratory services. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $5.9 million to the increase in CAG revenue.

        The increase in sales of instrument consumables (approximately $7.8 million, or 15%) resulted primarily from higher shipments to distributors in the first half of 2003, the favorable impact of currency exchange rates on sales outside of the U.S., and volume growth outside of the U.S. Shipments to distributors in the same period in 2002 were reduced as a result of the Company’s efforts to reduce product inventories held by distributors. These reductions were substantially achieved during the first half of 2002. As a result, shipments to distributors in the first half of 2003 were at a level that is more reflective of the clinic-level demand for these products, rather than the Company’s management of its distribution channel. The reduced shipments in the 2002 period create a favorable year-to-year comparison that causes reported growth to exceed the Company’s estimates of the underlying clinic-level growth for these products.

        Sales of the LaserCyte system contributed $7.5 million to the revenue increase.

        The increase in sales of rapid assay products (approximately $7.0 million, or 19%) resulted primarily from increased domestic clinic-level sales and average unit prices of canine heartworm and feline test kits, higher shipments to distributors in the first half of 2003, and the favorable impact of currency exchange rates on sales outside of the U.S. Shipments to distributors in the same period in 2002 were reduced as a result of the Company’s efforts to reduce product inventories held by distributors as described above. The reduced shipments in the 2002 period create a favorable year-to-year comparison that causes reported growth to exceed the Company’s estimates of the underlying clinic-level growth for these products.

        The increase in sales of laboratory services (approximately $5.2 million, or 13%) resulted primarily from higher volume worldwide, the favorable impact of currency exchange rates on sales at our laboratories outside the U.S., and price increases.

        We estimate that reported total year 2003 CAG revenue growth will be approximately 15%. Sales of our LaserCyte hematology instrument are expected to be a significant component of this growth. We expect reported revenue growth for instrument consumables and rapid assay products to drop in the second half of 2003 as the majority of 2002 distributor inventory reductions (which increase reported growth in 2003) occurred in the first half of 2002.

        Food and Environmental Group. Revenue for FEG increased $2.9 million, or 7%, to $44.1 million from $41.2 million for the same period of the prior year. The increase was due to an increase in sales of water testing products and production animal diagnostics, offset in part by a decrease in sales of dairy testing products. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $2.8 million to the increase in FEG revenue.

        The increase in sales of water testing products (approximately $2.1 million, or 11%) resulted primarily from higher sales volume of water testing products and the favorable impact of currency exchange rates on sales outside of the U.S.

        The increase in sales of production animal diagnostics (approximately $1.1 million, or 8%) resulted from the favorable impact of currency exchange rates on sales outside of the U.S. and, to a lesser extent, the timing of annual sales to a significant customer that occurred in the third quarter of 2002 but in the second quarter of 2003. These increases were partially offset by lower average unit prices, particularly in Germany due to competition.

        The decrease in sales of dairy testing products (approximately $0.3 million, or 3%) was attributable primarily to lower unit sales volume, offset partially by the favorable impact of currency exchange rates on sales outside of the U.S.

Gross Profit

        Total Company. Gross profit for the total company increased $18.2 million, or 20%, to $111.1 million from $93.0 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased from 46% to 48%. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Six Months Ended June 30,
Gross Profit (in thousands)	2002	Percent of Sales	2003	Percent of Sales
CAG	$69,900	43%	$85,649	46%
FEG	23,056	56%	25,484	58%

Total	$92,956	46%	$111,133	48%

        Companion Animal Group. Gross profit for CAG increased $15.7 million, or 23%, to $85.6 million from $69.9 million in the same period of the prior year, primarily due to increased sales volume across the CAG product lines and an increase in the gross profit percentage. As a percentage of CAG revenue, gross profit increased to 46% from 43% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to higher relative sales of high margin rapid assay products; the absence of inventory writedowns in the first six months of 2003 compared to those recognized in the same period in 2002 for VetTest consumables and components; reduced amortization of VetTest instruments in our rental and trade-up programs as units become fully amortized; higher prices, primarily on laboratory services, canine heartworm test kits, and feline test kits; the favorable impact of foreign currency exchange rates on gross profits denominated in those currencies, net of foreign exchange hedge contract losses; and productivity improvements, partly due to fixed costs spread against a higher revenue base. These factors were offset partially by an overall negative impact from our LaserCyte hematology instrument, including a lower than average gross margin for sales of these units, warranty cost adjustments, and manufacturing inefficiencies due to low production volumes and start-up inefficiencies; the higher cost of VetTest slides purchased in 2002 and sold in 2003 as a result of the 2002 renegotiation of our VetTest slide supply agreement with Ortho-Clinical Diagnostics; and unfavorable manufacturing variances. We expect that VetTest slides purchased in 2002 will be fully sold by the end of the third quarter of 2003, at which time the associated cost of sales will be reduced to levels more comparable with the first nine months of 2002.

        Food and Environmental Group. Gross profit for FEG increased $2.4 million, or 11%, to $25.5 million from $23.1 million for the same period in the prior year, primarily due to an increase in the gross profit percentage and increased sales volume in the water testing products. As a percentage of FEG revenue, gross profit increased to 58% from 56% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to the absence of inventory writedowns in the first six months of 2003 compared to those recognized in the same period in 2002 for dairy products, primarily on our Parallux instrument and components; higher relative sales of high margin production animal diagnostic and water testing products; and the favorable impact of foreign currency exchange rates on gross profits denominated in those currencies, net of foreign exchange hedge contract losses. These factors were offset partially by unfavorable manufacturing variances and higher royalty expenses.

Operating Expenses

        Total Company. Total company operating expenses increased $5.4 million to $69.4 million from $63.9 million for the same period of the prior year. As a percentage of revenues, operating expenses declined to 30% from 32%. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Six Months Ended June 30,
Operating Expenses (in thousands)	2002	Percentage of Sales	2003	Percentage of Sales	Dollar Change	Percentage Change
CAG	$47,895	30%	$54,437	29%	$6,542	14%
FEG	11,121	27%	13,374	30%	2,253	20%
Other	4,925	N/A	1,541	N/A	(3,384)	(69%	)

Total	$63,941	32%	$69,352	30%	$5,411	8%

Operating Income (in thousands)	2002	Percentage of Sales	2003	Percentage of Sales	Dollar Change	Percentage Change
CAG	$22,005	14%	$31,212	17%	$9,207	42%
FEG	11,935	29%	12,110	27%	175	1%
Other	(4,925)	N/A	(1,541)	N/A	3,384	69%

Total	$29,015	14%	$41,781	18%	$12,766	44%

        Companion Animal Group. Operating expenses for CAG increased $6.5 million, or 14%, to $54.4 million from $47.9 million in the same period of the prior year. The increase was attributable to a 18% increase in sales and marketing expenses, a 14% increase in administrative expenses, and a 4% increase in research and development expenses. The increase in sales and marketing expenses resulted primarily from increased marketing activities including spending on promotions, the unfavorable impact of foreign currency denominated expenses, increased costs to support LaserCyte, and other increases in compensation costs including higher commission expense as a result of increased sales. The increase in administrative expenses reflects higher spending on information technology and other corporate functions and an increase in bad debt provisions, offset partially by the elimination of certain expenses related to legal matters that concluded in 2002. The increase in research and development expenses is primarily due to increased staffing for research and development projects, offset partially by reduced research and development expenses related to the LaserCyte system.

        Food and Environmental Group. Operating expenses for FEG increased $2.3 million, or 20%, to $13.4 million from $11.1 million in the same period of the prior year. The increase was attributable to a 25% increase in sales and marketing expenses, a 17% increase in administrative expenses, and a 14% increase in research and development expenses. The increase in sales and marketing expenses resulted primarily from expenses incurred in connection with the formation of the China joint venture (see Note 11 to the consolidated financial statements), increased marketing and business development spending, and increased headcount. The increase in administrative expenses reflects higher spending on information technology and other corporate functions and an increase in bad debt provisions. The increase in research and development expenses is due to new product development efforts, primarily related to products for diagnosis of transmissible spongiform encephalopathies.

        Other. Operating expenses for other decreased $3.4 million to $1.5 million from $4.9 million in the same period of the prior year. The decrease resulted primarily from non-recurring severance and related benefits provided in 2002 in connection with the retirement of our former Chairman and Chief Executive Officer in January 2002.

INTEREST INCOME, NET

        Net interest income was $0.8 million for the three months ended June 30, 2003 compared to $0.9 million for the same period in the prior year and $1.5 million for the six months ended June 30, 2003 and 2002. The slight decrease in interest income was due to lower effective interest rates and the receipt of $0.3 million interest on a domestic tax refund during the second quarter of 2002, partially offset by higher invested cash balances.

PROVISION FOR INCOME TAXES

        Our effective tax rate was 33.5% for the three-month and six-month periods ended June 30, 2003 compared with 34.0% for the three-month and six-month periods ended June 30, 2002. The reduction in the effective tax rate was due to increased benefits resulting from U.S. and international planning initiatives.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN No. 46”). FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires additional related disclosures. Certain disclosure provisions of FIN No. 46 apply to all financial statements issued after January 31, 2003, the consolidation provisions apply to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and the remaining provisions apply at the beginning of the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 had no material impact on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        We fund the capital needs of our business through our existing cash, cash equivalents and investments and cash generated from operations. At June 30, 2003, we had $190.1 million of cash, cash equivalents and short-term investments, and working capital of $244.0 million. As of June 30, 2003, we also had long-term investments in debt securities of $20.3 million.

        In connection with the acquisition of Genera Technologies Limited (“Genera”) in August 2000, we issued $8.5 million in notes payable to a former shareholder of Genera, of which $7.0 million was secured by cash in escrow. The remaining $1.5 million was unsecured and noninterest bearing, and was discounted at 6% to a fair value of $1.3 million. In April 2002, we repaid $7.5 million, of which $7.0 million was paid from the cash held in escrow. The remaining unsecured portion of $1.0 million is due in three annual installments, beginning in August 2002. The noteholder elected to defer the August 2002 payment of $0.5 million, which bore interest at 3% until we repaid the installment in April 2003.

        In January 2003, we entered into a $15.0 million uncommitted line of credit with a large multi-national bank. Under the terms of this agreement, the bank will retain the right to approve all borrowings and all borrowings will be due on demand. Any borrowings under this line will bear interest at the mutually agreed upon rate at the time of borrowing. There were no borrowings outstanding under this line of credit at June 30, 2003.

        Effective January 1, 2003, we entered into a workers’ compensation insurance policy where we retain the first $250,000 in claim liability per incident and up to $1.2 million in claim liability in the aggregate. The insurance company administers and pays these claims and we reimburse the insurance company for our portion of these claims. We also issued a $450,000 letter of credit to the insurance company as security for these claims. Previously, we were fully insured for workers’ compensation liabilities. We do not expect that this change in insurance coverage will have an unfavorable impact on our total workers’ compensation costs.

        We purchased approximately $9.2 million in fixed assets during the six months ended June 30, 2003, principally related to the CAG segment. Our total capital budget for 2003 is approximately $19.8 million. Research and development expense as a percentage of revenue for 2003 is expected to be consistent with 2002 levels.

        Cash provided by operating activities was $65.6 million for the six months ending June 30, 2003. Cash of $11.4 million was provided by an increase in accounts payable, principally for contractual supply agreements related to instrument consumables. Cash of $11.5 million was provided by an increase in accrued expenses, primarily for income taxes, employee compensation and warranty reserves. Cash of $5.4 million was generated from the decrease in inventory, principally due to a reduction in VetTest® slide inventory and, to a lesser extent, chemistry instruments and related parts.

        During 1999 and 2000, the Board of Directors authorized the purchase of up to 10,000,000 shares of our common stock in the open market or in negotiated transactions. During the three months and six months ended June 30, 2003, the Company repurchased 400,000 and 657,000 shares, respectively, of common stock for $14.2 million and $23.5 million, respectively. As of June 30, 2003, we had repurchased an aggregate of 9,271,000 shares, leaving 729,000 shares remaining under the repurchase authorization. During the six months ended June 30, 2003, the Company received 133,000 mature shares of stock, which were owned by the holder for greater than six months, in payment for the exercise price of stock options. The shares of stock had a fair market value of $4.9 million. (See Note 8 to the consolidated financial statements.)

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

        IDEXX’s Future Growth Depends on Several Factors

        Our ability to grow our business in the future depends upon our ability to successfully implement various strategies, including:

•	developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products;

•	expanding our market by increasing use of our products by our customers;

•	strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;

•	developing and implementing new technology development and licensing strategies; and

•	identifying and completing acquisitions that enhance our existing businesses or create new business areas for us.

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

        IDEXX’s Products and Services Are Subject to Various Government Regulations

        In the U.S., the manufacture and sale of our products are regulated by agencies such as the FDA and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale. Our water testing products must be approved by the EPA before they may be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. Any failure to comply with regulatory requirements relating to the manufacture and sale of our products could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP® Beta-lactam products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell SNAP Beta-lactam products. Sales of dairy antibiotic residue testing products were $16.3 million in 2002 and $7.9 million in the six months ended June 30, 2003.

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

        We sell many of our products, including substantially all of the rapid assays and instrument consumables sold in the U.S., through distributors. Because significant product sales are made to a limited number of customers, unanticipated changes in the timing and size of distributor purchases can have a negative effect on quarterly results. Our financial performance, therefore, is subject to an unexpected downturn in product demand and may be unpredictable.

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

        We are actively developing new diagnostic platforms, including new instrument systems. In connection with these programs, we are developing production machinery and equipment. As of June 30, 2003, we had $7.3 million of these fixed assets on our balance sheet and commitments to purchase an additional $0.5 million. Were we to discontinue any such programs or to substantially change the design of the new platform, we might be required to write off some or all of the associated production machinery and equipment. Such a write-off could have a material adverse effect on our results of operations.

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

        IDEXX Purchases Materials for Its Products From a Limited Number of Sources

        We currently purchase certain products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and therefore may not be available from other sources. These products include our chemistry and QBC® VetAutoread™ hematology analyzers and related consumables, active ingredients for pharmaceutical products and certain components of our SNAP rapid assay devices, water testing products, LaserCyte™ system components and computed radiography systems. If we are unable to obtain adequate quantities of these products in the future, then we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations. The supplier of our computed radiography systems has informed us that it believes we are in breach of our supply agreement, which could result in an interruption in supply of these products. We believe we have complied fully with that agreement and we intend to pursue all available remedies to compel the supplier to honor our agreement.

        The slides sold for use in our VetTest® instruments are purchased under an agreement with Ortho-Clinical Diagnostics at fixed prices. Under this agreement we are required to purchase a minimum of $213.0 million of slides over the remaining life of the contract. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of slides to our customers, our profits on slide sales would decline because we purchase slides at fixed prices.

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

        The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts with a duration of less than 12 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges at the conclusion of our budgeting process, which is complete by year end. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following twelve months. Accordingly, our risk with respect to foreign currency exchange fluctuations may vary throughout each annual cycle.

Item 4. Controls and Procedures

    (a)        Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2003. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

    (b)        Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The 2003 Annual Meeting of Stockholders of the Company was held on May 21, 2003.

Nominees Mary L. Good, Ph.D and William T. End were elected to serve as Class I directors for three-year terms to expire in 2006. The following Class II Directors of the Company were not up for reelection in 2003 and have three-year terms that expire in 2005: Thomas Craig and Errol B. De Souza, Ph.D. The following Class III Directors were not up for reelection and have three-year terms that expire in 2004: Jonathan W. Ayers, James L. Moody, Jr. and Erwin F. Workman, Jr. Ph.D. Dr. Workman retired from the Board of Directors as of August 1, 2003.

The results of the voting at the 2003 Annual Meeting of Stockholders (pursuant to a record date of March 28, 2003) were as follows:

(1)	Election of Directors: 31,810,951 shares were voted to elect nominee Mary L. Good, Ph.D as a Class I Director of the Company for a three-year term expiring in 2006 and 1,023,834 shares were voted to withhold authority; and 31,811,914 shares were voted to elect nominee William T. End as a Class I Director of the Company for a three-year term expiring in 2006 and 1,022,871 shares were voted to withhold authority.

(2)	Approval and adoption of the IDEXX Laboratories, Inc. 2003 Stock Incentive Plan. For: 16,501,319; Against: 10,623,761; Abstain: 619,293; Broker Non-Vote: 5,090,412.

(3)	Approval of Amendment to the IDEXX Laboratories, Inc. 1997 Employee Stock Purchase Plan. For: 26,127,782; Against: 1,004,576; Abstain: 612,015; Broker Non-Vote: 5,090,412.

(4)	Ratification of PricewaterhouseCoopers LLP as Independent Public Accountants for the year ending December 31, 2003. For: 32,196,465; Against: 626,126; Abstain: 12,194.

Item 5. Other Information

        On July 16, 2003, the Board of Directors elected Rebecca M. Henderson as a Class II Director of the Company to serve until the annual meeting of stockholders in 2005 and elected Brian P. McKeon as a Class I Director to serve until the annual meeting of stockholders in 2006.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Director Deferred Compensation Plan.

10.2	2003 Stock Incentive Plan, as amended.

10.3	1997 Employee Stock Purchase Plan, as amended.

10.4	Executive Deferred Compensation Plan

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Vice President, Finance and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certificate by Chief Executive Officer and Vice President, Finance and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 21, 2003, the Company furnished a Current Report on Form 8-K, under Item 9, containing a copy of its earnings release for the quarter ended March 31, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

On July 21, 2003, the Company furnished a Current Report on Form 8-K, under Item 9, containing a copy of its earnings release for the quarter ended June 30, 2003 pursuant to Item 12 (Results of Operations and Financial Condition).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	/s/Merilee Raines
Merilee Raines
Vice President, Finance and Treasurer Principal Financial Officer

Exhibit Index

Exhibit No. Description

10.1	Director Deferred Compensation Plan.

10.2	2003 Stock Incentive Plan, as amended.

10.3	1997 Employee Stock Purchase Plan, as amended.

10.4	Executive Deferred Compensation Plan

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Vice President, Finance and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer and Vice President, Finance and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.