Form 10-Q
period 2003-09-30
IDEXX LABORATORIES INC /DE
filed 2003-11-13
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

        As of October 31, 2003, 34,854,622 shares of the registrant’s Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of December 31, 2002 and
		September 30, 2003	3

		Consolidated Statements of Operations for the three and nine months
		ended September 30, 2002 and 2003	4

		Consolidated Statements of Cash Flows for the nine months
		ended September 30, 2002 and 2003	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	24

PART II		OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES			26

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	December 31,	September 30,
	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$113,788	$176,857
Short-term investments	33,403	39,323
Accounts receivable, less reserves of $2,415 and $2,287 in 2002 and 2003, respectively	45,689	50,672
Inventories	75,086	69,295
Deferred income taxes	14,887	15,329
Other current assets	6,267	5,882

Total current assets	289,120	357,358

Long-Term Investments	15,572	25,110

Property and Equipment, at cost:
Land	1,195	1,197
Buildings	5,144	5,175
Leasehold improvements	22,290	23,017
Machinery and equipment	45,296	43,584
Office furniture and equipment	35,521	33,114
Construction in progress	5,863	10,230

	115,309	116,317
Less accumulated depreciation and amortization	65,854	64,485

	49,455	51,832

Long Term Assets:
Goodwill, net of accumulated amortization of $29,948 and $30,148 for 2002 and 2003, respectively	52,321	53,499
Other intangible assets, net of accumulated amortization of $4,373 and $4,792 for 2002 and 2003, respectively	3,836	4,439
Other non-current assets, net	6,348	4,981

	62,505	62,919

TOTAL ASSETS	$416,652	$497,219

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$9,427	$12,600
Accrued expenses	51,710	66,597
Notes payable	973	489
Deferred revenue	7,662	8,271

Total current liabilities	69,772	87,957

Long-Term Liabilities:
Deferred tax liabilities	--	1,083
Deferred revenue	5,907	5,120

Total long-term liabilities	5,907	6,203

Commitments and Contingencies (Notes 6 and 11)

Partner's Interest in Consolidated Subsidiary (Note 11)	--	240

Stockholders' Equity:
Common stock, $0.10 par value; Authorized: 60,000 shares; Issued: 42,331 shares in 2002 and 44,101 shares in 2003	4,233	4,410
Additional paid-in capital	334,348	375,772
Deferred equity-based compensation	--	88
Retained earnings	183,260	227,985
Accumulated other comprehensive income (loss)	(2,511)	1,323
Treasury stock (8,650 shares in 2002 and 9,441 shares in 2003), at cost	(178,357)	(206,759)

Total stockholders' equity	340,973	402,819

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$416,652	$497,219

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenue:
Product revenue	$78,701	$91,692	$229,409	$267,011
Service revenue	25,833	28,369	77,366	84,143

	104,534	120,061	306,775	351,154
Cost of Revenue:
Cost of product revenue	35,215	41,665	106,894	122,495
Cost of service revenue	18,559	19,306	56,165	58,436

	53,774	60,971	163,059	180,931

Gross profit	50,760	59,090	143,716	170,223

Expenses:
Sales and marketing	14,074	18,222	42,164	51,743
General and administrative	11,047	9,206	31,990	29,396
Research and development	7,339	8,376	22,247	24,017

Income from operations	18,300	23,286	47,315	65,067
Interest income	614	734	2,127	2,188

Income before provision for income taxes	18,914	24,020	49,442	67,255
Provision for income taxes	6,431	8,047	16,810	22,530

Net income	$12,483	$15,973	$32,632	$44,725

Earnings per share:
Basic	$0.37	$0.46	$0.97	$1.31

Diluted	$0.36	$0.44	$0.93	$1.25

Weighted average shares outstanding:
Basic	33,301	34,408	33,666	34,109

Diluted	34,632	35,977	34,981	35,706

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash Flows from Operating Activities:
Net income	$32,632	$44,725
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	15,361	14,257
Non-cash portion of CEO succession charge	1,836	--
Provision for (recoveries of) uncollectible accounts	(814)	122
Provision for deferred income taxes	361	1,821
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions	3,805	11,540
Provision for deferred equity-based compensation	--	88
Changes in assets and liabilities, net of acquisitions and disposals:
Accounts receivable	5,143	(3,589)
Inventories	11,060	5,977
Other current assets	(1,160)	927
Accounts payable	6,883	3,080
Accrued expenses	18,376	13,135
Deferred revenue	443	(327)

Net cash provided by operating activities	93,926	91,756

Cash Flows from Investing Activities:
Purchase of short- and long-term investments	(26,286)	(49,156)
Sales and maturities of short- and long-term investments	13,841	33,557
Purchase of property and equipment	(11,538)	(13,370)
Acquisition of intangible assets	(225)	(575)
Acquisition of equipment leased to customers	(1,803)	(1,736)

Net cash used in investing activities	(26,011)	(31,280)

Cash Flows from Financing Activities:
Purchase of treasury stock	(29,830)	(23,505)
Payment of notes payable	(7,462)	(510)
Proceeds from exercise of stock options	6,597	25,165

Net cash provided (used) by financing activities	(30,695)	1,150

Net effect of exchange rates on cash	1,311	1,443

Net increase in cash and cash equivalents	38,531	63,069
Cash and cash equivalents at beginning of period	66,666	113,788

Cash and cash equivalents at end of period	$105,197	$176,857

Supplemental Disclosure of Cash Flow Information:
Interest paid	$38	$10
Income taxes paid	$9,224	$3,828
Supplemental Disclosure of Non-Cash Information:
Value of mature shares exchanged in stock option exercises	$1,062	$4,897

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited, consolidated financial statements of IDEXX Laboratories, Inc. (“IDEXX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the requirements of Form 10-Q.

        The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

        Stock-Based Compensation

        The Company measures compensation related to employee stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and elects to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”). Accordingly, no SFAS No. 123-based employee compensation cost has been recognized for these plans. Had compensation cost for the Company’s employee stock-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, the Company’s net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income:
As reported	$12,483	$15,973	$32,632	44,725
APB 25 compensation recorded, net of tax	--	--	1,116	--
Pro forma stock-based employee compensation,
net of tax	(1,879)	(1,657)	(6,191)	(5,785)

	(1,879)	(1,657)	(5,075)	(5,785)

Pro forma net income	$10,604	$14,316	$27,557	38,940

Earnings per share:
Basic: as reported	$0.37	$0.46	$0.97	$1.31
Basic: pro forma	0.32	0.42	0.82	1.14
Diluted: as reported	0.36	0.44	0.93	1.25
Diluted: pro forma	0.31	0.40	0.79	1.10

        In order to determine the pro forma impact under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Dividend yield	None	None	None	None
Expected volatility	55.0%	54.8%	55.0%	54.8%
Risk-free interest rate	3.3%	3.2%	3.3%	3.2%
Expected life in years	6.0	6.0	6.0	6.0

        In order to determine the pro forma impact under SFAS No. 123, the fair value of the purchase rights issued under the employee stock purchase plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2002	2003
Dividend yield	None	None
Expected volatility	40.0%	40.0%
Risk-free interest rate	1.2%	1.0%
Expected life in years	0.5	0.5

        No purchase rights were issued under employee stock purchase plans during the three months ended September 30, 2003 or 2002.

        The weighted average fair value of options and purchase rights granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Weighted average fair value per underlying share:
Options granted	$14.28	$22.70	$14.28	$19.07
Purchase rights granted under employee stock purchase plans	N/A	N/A	7.31	8.79

        During 2003, the Company adopted new compensation policies for Directors who are not officers or employees. Under these new policies, non-employee Directors are required to defer a portion of their director compensation in the form of unissued shares of the Company’s common stock (“Deferred Stock Units”) pursuant to the Company’s Director Deferred Compensation Plan. The Deferred Stock Units are valued at the closing sale price of the common stock on the date of grant and will be exchanged for a fixed number of shares of common stock by the Company one year following a Director’s resignation or retirement. The Company also has adopted an Executive Deferred Compensation Plan (the “Executive Plan”) under which certain members of the Company’s management may elect to defer a portion of their cash compensation, beginning with 2003 incentive compensation payable in the first quarter of 2004, in Deferred Stock Units. These Deferred Stock Units will be exchanged for a fixed number of shares of common stock on dates determined by the employee, subject to the limitations of the Executive Plan. The Deferred Stock Units are presented in the stockholders’ equity section of the balance sheet as Deferred equity-based compensation. During the three months and nine months ended September 30, 2003, 2,217 Deferred Stock Units were issued with a total value of $0.1 million.

        Reclassifications

        Reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation.

        New Accounting Standards

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires additional related disclosures. As amended by FASB Staff Position No. FIN 46-6, certain disclosure provisions of FIN 46 apply to all financial statements issued after January 31, 2003, the consolidation provisions apply to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and the remaining provisions apply at the end of the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 had no material impact on the consolidated financial statements.

Note 2. Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	December 31, 2002	September 30, 2003
Raw materials	$22,547	$18,114
Work-in-process	5,769	8,173
Finished goods	46,770	43,008

	$75,086	$69,295

Note 3. Goodwill and Other Intangible Assets

        Intangible assets consist of the following (in thousands):

	December 31, 2002		September 30, 2003
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Existing technologies	$1,945	$1,945	$1,945	$1,945
Licenses	1,725	719	2,075	900
Customer lists	341	149	588	195
Non-compete agreements	430	176	840	234
Patents	3,368	1,055	3,483	1,223
Other	400	329	300	295

	$8,209	$4,373	$9,231	$4,792

        Amortization of intangible assets was $0.6 million and $0.1 million for the three months ended September 30, 2002 and 2003 and $0.9 million and $0.4 million for the nine months ended September 30, 2002 and 2003.

        Goodwill consists of the following (in thousands):

	December 31, 2002	September 30, 2003
CAG Segment:
Veterinary reference laboratories	$23,363	$24,056
Pharmaceuticals	13,745	13,745
Other CAG goodwill	1,561	1,565
FEG Segment:
Water test products	13,483	13,943
Other FEG goodwill	169	190

	$52,321	$53,499

The change in goodwill above is solely the result of changes in foreign currency exchange rates. The Company did not acquire any goodwill or recognize any impairment losses during the nine months ended September 30, 2003.

Note 4. Comprehensive Income(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income	$12,483	$15,973	$32,632	$44,725
Other comprehensive income (loss):
Foreign currency translation adjustments	5	658	3,670	4,197
Change in fair value of foreign currency
contracts classified as hedges, net of tax	589	262	(848)	(280)
Change in fair market value of investments,
net of tax	(2)	(8)	102	(83)

Comprehensive income	$13,075	$16,885	$35,556	$48,559

Note 5. Earnings Per Share

        The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Shares Outstanding for Basic Earnings Per Share:
Weighted average shares outstanding	33,301	34,407	33,666	34,109
Weighted average Deferred Stock Units outstanding	--	1	--	--

	33,301	34,408	33,666	34,109

Shares Outstanding for Diluted Earnings Per Share:
Shares outstanding for basic earnings per share	33,301	34,408	33,666	34,109
Dilutive effect of options issued to employees	1,331	1,550	1,315	1,550
Dilutive effect of warrants	--	19	--	47

	34,632	35,977	34,981	35,706

        Deferred Stock Units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of the Company’s common stock are issuable for no cash consideration, the number of shares of the Company’s common stock to be issued is fixed and issuance is not contingent (see Note 1).

        Certain options and warrants to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The weighted average number of anti-dilutive rights (options and warrants) to acquire shares, the weighted average exercise prices of such anti-dilutive rights and the weighted average market value of shares used to calculate the dilutive effect of options and warrants were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Weighted average number of shares underlying anti-dilutive rights:
Options	252	30	228	11
Warrants	806	-	806	-

Weighted average exercise price per underlying share of
anti-dilutive rights:
Options	$29.76	$42.57	$29.76	$42.56
Warrants	31.59	-	31.59	-

Weighted average market value per share	$28.84	$40.30	$28.00	$36.97

Note 6. Commitments and Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of business, including with respect to actual and potential litigation and other matters. The Company had accruals of $4.3 million at September 30, 2003 for these contingencies. However, the Company’s actual losses with respect to these contingent liabilities could exceed the Company’s accruals. The Company also has certain commitments associated with a joint venture (see Note 11). During the three months ended September 30, 2003, the Company amended the lease on its headquarters facility in Westbrook, Maine to extend the lease term through 2018 from 2008 at approximately the same rate per square foot. The lease extension increased the Company’s aggregate future minimum rental payments by approximately $13.0 million, primarily attributable to the ten year period beginning in 2009 through 2018.

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

        The Company is organized into business units by market and customer group. The Company’s reportable operating segments are the Companion Animal Group (“CAG”), the Food and Environmental Group (“FEG”) and Other. The CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. FEG develops, designs, manufactures and distributes products and performs services to detect disease and contaminants in food animals, food and water. Other encompasses activities that are not included in the Company’s reportable segments and is primarily comprised of corporate research and development, CEO succession charge and interest income.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 in Note 10.

        The following is the segment information (in thousands):

For the Three Months Ended September 30,
	CAG	FEG	Other	Consolidated Total
2003
Revenues	$97,059	$23,002	$--	$120,061

Income (loss) from operations	$16,788	$7,646	$(1,148)	$23,286

Interest income				734

Income before provision for income taxes				24,020
Provision for income taxes				8,047

Net income				$15,973

2002
Revenues	$82,203	$22,331	$--	$104,534

Income (loss) from operations	$11,579	$7,226	$(505)	$18,300

Interest income				614

Income before provision for income taxes				18,914
Provision for income taxes				6,431

Net income				$12,483

For the Nine Months Ended September 30,
	CAG	FEG	Other	Consolidated Total
2003
Revenues	$284,041	$67,113	$--	$351,154

Income (loss) from operations	$48,000	$19,756	$(2,689)	$65,067

Interest income				2,188

Income before provision for income taxes				67,255
Provision for income taxes				22,530

Net income				$44,725

2002
Revenues	$243,246	$63,529	$--	$306,775

Income (loss) from operations	$33,584	$19,161	$(5,430)	$47,315

Interest income				2,127

Income before provision for income taxes				49,442
Provision for income taxes				16,810

Net income				$32,632

Note 8. Treasury Stock

        The Company’s Board of Directors has approved the repurchase of up to 12,000,000 shares of the Company’s common stock. The Company may make such purchases in the open market or in negotiated transactions. During the nine months ended September 30, 2003, the Company repurchased 657,000 shares of common stock for $23.5 million. No shares were repurchased during the three months ended September 30, 2003. From the inception of the program in August 1999 to September 30, 2003, the Company repurchased 9,271,000 shares for $200.8 million. In addition, during the nine months ended September 30, 2003, the Company received 133,000 mature shares of stock, which were owned by the holder for greater than six months, with a market value of $4.9 million in payment for the exercise price of stock options.

Note 9. CEO Succession Charge

        In January 2002, the Company’s Founder, Chairman and Chief Executive Officer was succeeded by its current Chairman and Chief Executive Officer. Under an employment agreement, the Company is required to make certain payments to its former Chief Executive Officer and provide certain benefits to him following this succession. During the nine months ended September 30, 2002, the Company incurred a pre-tax charge of $3.4 million, $1.8 million of which was non-cash, related to this agreement.

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

        Below is a summary of changes in accrued warranty expense for products sold to customers for the three and nine month periods ended September 30, 2002 and 2003, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Balance, beginning of period	$426	$1,536	$439	$343
Provision for warranty expense	56	1,179	321	2,634
Settlement of warranty liability	(143)	(242)	(421)	(504)

Balance, end of period	$339	$2,473	$339	$2,473

Note 11. Joint Venture

        On June 18, 2003, the Company and Beijing Fortunate Century Animal Health Co., Ltd. (“BFCAH”), formed a joint venture, Beijing IDEXX-Yuanheng Laboratories Co. Limited (the “Venture”), to assemble and market veterinary diagnostic products for production animals in China. The Venture is headquartered in Beijing, China. The Company’s initial equity interest in the Venture is 40%, however, the Company is committed to acquire an additional 20% of the Venture from BFCAH within two years, subject to Chinese government approval. The Company bears an economic risk that is greater than its equity interest and also has the ability to make decisions that significantly affect the results of the activities of the Venture through majority board representation. Therefore the Venture is consolidated into the Company’s financial statements in accordance with FIN 46. The Company contributed $0.4 million during the three months ended September 30, 2003 and is obligated to make future capital contributions of $1.7 million as follows: $0.6 million before August 11, 2004 and $1.1 million in installments before August 11, 2005. The Company is obligated to pay $0.6 million for the additional 20% interest discussed above, and will make an additional $1.5 million capital contribution to the Venture within three months after the approval by the Chinese government of the additional 20% interest.

        The Company is also obligated to make available to the Venture selected technology, know-how and licenses and to assist with certain logistical, management training and operating matters. In connection with the joint venture agreement, the Company has not entered into indemnification agreements or assumed liabilities pre-dating the establishment of the Venture.

Note 12. Subsequent Event

        On October 16, 2003, the Company entered into a new supply agreement with Ortho-Clinical Diagnostics, Inc. (“OCD”). Under the new agreement, the Company will develop and market a next-generation chemistry analyzer based on the OCD dry-slide technology and OCD will supply the Company through 2018 with the dry-slide consumables used in both the new instrument and the VetTest® analyzer currently sold by the Company. The minimum unit volume of slides that the Company is required to purchase under the new agreement is unchanged from the previous agreement. The aggregate purchase price for those slides, which the Company is required to purchase through 2010, is $181.3 million. As a result of this new agreement, the Company discontinued certain internal development activities relating to an alternative next-generation clinical chemistry instrument. The Company will incur a non-cash, pre-tax charge in the quarter ending December 31, 2003 of approximately $7.3 million for the impairment of manufacturing equipment purchased for the production of consumables for use in this alternative instrument.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to future earnings, revenue growth rates, gross margin, FDA and other regulatory approvals of our products, timing of product launches, future product sales and expenses and product demand. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions of IDEXX and its management, and are not guarantees of future performance. Actual results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Future Operating Results” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2002. The risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2002 do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

        In addition to the discussion below under “Critical Accounting Policies and Estimates,” refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2002 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for a discussion of significant judgments and estimates used in the preparation of our consolidated financial statements.

BUSINESS OVERVIEW

        We operate primarily through two business segments: the Companion Animal Group (“CAG”) and the Food and Environmental Group (“FEG”). CAG comprises our veterinary diagnostic products and services (rapid assays, instruments, instrument consumables and laboratory and consulting services), veterinary pharmaceuticals, and veterinary information products and services. FEG comprises our services and products for water and dairy testing and our production animal diagnostics business (poultry and livestock testing). Other encompasses activities that are not included in our two business segments and is comprised primarily of corporate research and development, a CEO succession charge and interest income.

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

        By offering to companion animal veterinarians a broad range and an integrated set of proprietary diagnostic products and services, therapeutics and practice management computer systems, we believe we have developed a strong customer franchise, providing us a strategic advantage over companies with more narrow product or service offerings. Our complementary products and services give us scale in sales and distribution in this market, and permit us to offer programs such as “Practice Developer™", a loyalty program that allows clinics to earn points with purchases, depending on the number of product categories they purchase from and the volume of those purchases, and to apply earned points towards, among other things, the purchase of a variety of IDEXX products and services. By offering both point-of-care diagnostics for use in the clinic and outside laboratory services, we are able to develop integrated disease management solutions that leverage the advantages of both point-of-care and laboratory testing. In addition, by integrating our practice management software systems with our instruments and with our reference laboratories, we enhance the veterinary practices of our customers by facilitating the flow of medical information in the clinic.

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

        We purchase the consumables used in VetTest® chemistry analyzers from Ortho-Clinical Diagnostics, Inc. (“OCD”), a subsidiary of Johnson & Johnson. On October 16, 2003, we entered into a new supply agreement with OCD. Under the new agreement, we are developing and will introduce a next-generation chemistry analyzer for the veterinary market based on the OCD dry-slide technology, and OCD will supply us with the slide consumables used in both the new instrument and the VetTest® chemistry analyzer. The new agreement provides us with a source of dry-slide consumables through 2018 at an expected improved cost over the course of the term. The new agreement does not increase, over the prior agreement, the minimum unit volume of slides we are required to purchase from OCD over the term of the agreement. As a result of this new agreement, we discontinued certain internal development activities relating to an alternative next-generation clinical chemistry instrument. We will incur a non-cash, pre-tax charge in the quarter ending December 31, 2003 of approximately $7.3 million for the impairment of manufacturing equipment purchased for the production of consumables for use in this alternative instrument.

        In the fourth quarter of 2002, we introduced our new hematology analyzer, the LaserCyte® system, which provides more extensive hematological diagnostic information than our original platform, the QBC® VetAutoread™ system. Our success in growing hematology revenues over the next several years will depend upon our ability to sell LaserCyte® instruments, although we intend to continue to sell the QBC® VetAutoread™ system. We do not intend to rent LaserCyte® instruments in the foreseeable future. At earlier stages in the life cycle of this product, a substantial portion of LaserCyte® placements will be made at veterinary clinics that already own our QBC® VetAutoread™ instruments. As a result, net consumables sales are not likely to grow significantly in the near future, as we expect the increase in LaserCyte® consumable sales to be largely offset by declines in sales of QBC® VetAutoread™ consumables. However, we believe that the enhanced diagnostic capabilities of the LaserCyte® system will lead veterinarians to perform more in-clinic hematology testing, which will increase consumables sales as our installed base of LaserCyte® systems increases. In addition, we expect the gross margin percentage of LaserCyte® consumables to exceed the gross margin percentage of the QBC® VetAutoread™ consumables.

        With all of our instrument lines, we seek to differentiate our products based on superior system capability, quality of diagnostic information, reliability and customer service. Our equipment and consumables typically are sold at a premium price to competitive offerings. Our success depends on our ability to maintain a premium price strategy. In addition, our in-clinic instrumentation competes with outside laboratory services for similar diagnostic information, and such services are typically offered at a substantially lower cost. Therefore, our success also depends on our ability to market the relative attractiveness of in-clinic diagnostic testing, versus less convenient and timely, but lower priced, laboratory testing.

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

        Rapid Assays. Our rapid assay business comprises single-use kits for in-clinic testing and microwell-based kits for large clinic and laboratory testing for canine and feline diseases and conditions. Our two principal product lines are canine heartworm products (which include the SNAP® 3Dx™ heartworm antigen, Ehrlichia canis and Lyme antibody combination test) and the feline SNAP® FIV antibody/FeLV antigen combination test. Our rapid assay strategy is to develop, manufacture, market and sell proprietary tests with superior performance that address important medical needs. As in our other lines of business, we also seek to differentiate our products through superior customer support. These products carry price premiums over competitive products that we believe do not offer equivalent performance and diagnostic capabilities, and which we believe do not include a similar level of support. We augment our product development and customer service efforts with marketing programs that enhance medical awareness and understanding regarding our target diseases and the importance of diagnostic testing.

Food and Environmental Group

        Water and Dairy Testing. Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers are primarily water utilities and private and government laboratories to whom product quality and customer support are very important. Over the past several years the rate of growth of this product line has slowed as a result of increased competition and market penetration. International sales of water testing products during the nine months ended September 30, 2003 represented approximately 38% of total water product sales and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and in many countries a test may not be used for regulatory testing unless the applicable regulatory body has approved it. As a result, we maintain an active regulatory program under which we are seeking regulatory approvals in a number of countries, primarily in Europe. We follow a similar strategy in marketing and selling our dairy testing products.

        Production Animal Services. We develop, manufacture, market and sell a broad range of tests for various poultry, cattle and swine diseases and conditions, and have an active research and development and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics. Disease outbreaks are episodic and unpredictable and certain diseases that are prevalent at one time may be substantially contained or eradicated. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can be subject to fluctuation. During the nine months ended September 30, 2003, approximately 69% of our sales in this business were international. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described below that are associated with doing business internationally.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The critical accounting policies utilized during the nine months ended September 30, 2003 are consistent with those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.” Except as described below, the significant judgments and estimates used in the preparation of our consolidated financial statements for the nine months ended September 30, 2003 are also consistent with those used to prepare the consolidated financial statements as of and for the year ended December 31, 2002.

        Nitazoxanide, our product for the treatment of equine protozoal myeloencephalitis (“EPM”), is in registration with the FDA. We have completed the manufacturing, efficacy and safety components of our submission, we have submitted revised labeling information as requested by the FDA and we are awaiting approval of the New Animal Drug Application by the FDA. Our inventories as of September 30, 2003 included $8.4 million of inventory associated with the nitazoxanide product, consisting of $8.3 million of active ingredient and $0.1 million of other raw materials. The $8.3 million of active ingredient included in inventory at September 30, 2003 will expire in 2005. The shelf life of the active ingredient is 60 months from the date of manufacture. Upon use of unexpired active ingredient in the manufacture of finished goods, the active ingredient shelf life is no longer relevant. The shelf life of the finished goods is measured from the date of manufacture, regardless of the age of the active ingredient used to manufacture the finished goods. During 2003, the FDA verbally informed us that the shelf life of the finished goods would be extended from 36 months to 48 months upon product approval.

        We evaluate our nitazoxanide inventory on a quarterly basis for realizability. Our quarterly evaluation is based upon active ingredient raw materials and finished goods expiration dates described, assumptions regarding the timing of FDA approval and launch of the product and assumptions regarding sales volumes that we expect to achieve following approval and launch of the product. For purposes of this evaluation, our assumptions are that the product will be approved in late 2003 and launched shortly thereafter, that the worldwide market for EPM treatments is approximately 40,000 treatments annually, and that our nitazoxanide product will capture approximately half of that market over four years following launch. During the three months and nine months ended September 30, 2003, we incurred no further write-downs for this inventory due to expected product expiration. Should FDA approval be delayed beyond 2003 or should sales volumes be lower than those assumed, additional active ingredient might expire and would need to be written off. For example, if FDA approval was obtained in late 2003, but sales volumes over the next six years were less than approximately 50% of anticipated volumes, additional inventory would expire and require a charge to operations. However, if sales volumes over the next six years were at least approximately 50% of anticipated volumes, no additional inventory would expire and require a charge to operations.

        If we do not receive FDA approval of the nitazoxanide product, and if we then elect to terminate our license to use the active ingredient, we have the right to require our supplier to repurchase the active ingredient at a price equal to our cost. We have no assurances that our supplier has the financial ability to repurchase all of this inventory. To the extent we were unable to sell the active ingredient to our supplier, we would incur a loss in the amount of any unrecovered costs of the active ingredient. This could result in a loss of up to the full value of our net inventory, or $8.4 million as of September 30, 2003.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue

        Total Company. Revenue for the total company increased $15.5 million, or 15%, to $120.1 million from $104.5 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

For the Three Months Ended September 30,
Net Sales (in thousands)	2002	2003	Dollar Change	Percentage Change
CAG	$82,203	$97,059	$14,856	18%
FEG	22,331	23,002	671	3%

Total	$104,534	$120,061	$15,527	15%

        Companion Animal Group. Revenue for CAG increased $14.9 million, or 18%, to $97.1 million from $82.2 million in the same period of the prior year. This increase resulted primarily from sales of our LaserCyte® system, which was introduced in the fourth quarter of 2002, and increased sales of instrument consumables, laboratory services, and rapid assay products. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $2.2 million to the increase in CAG revenue.

        Sales of LaserCyte® systems contributed $6.5 million to the revenue increase.

        The increase in sales of instrument consumables (approximately $3.4 million, or 12%) was due primarily to increased domestic clinic-level sales, the favorable impact of currency exchange rates on sales outside the U.S., and the impact of reductions in distributors’ inventory levels in 2002. Shipments to distributors during 2002 were reduced as a result of the Company’s efforts to reduce product inventories held by distributors. The reduced shipments during 2002 create a favorable year-to-year comparison that causes reported growth to exceed the Company’s estimates of the underlying clinic-level growth for these products.

        The increase in sales of laboratory services (approximately $3.0 million, or 15%) resulted primarily from higher volume worldwide and, to a lesser extent, the favorable impact of currency exchange rates on sales at our laboratories outside the U.S. and favorable pricing.

        The increase in sales of rapid assay products (approximately $2.7 million, or 14%) was due primarily to increased domestic clinic-level sales, higher average unit prices of feline test kits, and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S. The increased sales volume is due in part to the apparent temporary difficulty of one of our competitors in supplying certain competitive products to the market.

        Food and Environmental Group. Revenue for FEG increased $0.7 million, or 3%, to $23.0 million from $22.3 million for the same period of the prior year primarily due to an increase in sales of water testing products, partly offset by decreased sales of production animal diagnostics. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $0.9 million to the increase in FEG revenue.

        The increase in sales of water testing products (approximately $1.1 million, or 10%) resulted primarily from higher sales volume of the water testing products, especially in Europe, and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S.

        The decrease in sales of production animal diagnostic products (approximately $0.4 million, or 6%) resulted primarily from lower sales volume, resulting in part from the timing of annual sales to a significant customer that occurred in the third quarter of 2002 but in the second quarter of 2003. The decreased sales volume was partly offset by the favorable impact of currency exchange rates on sales outside the U.S.

        Sales of dairy testing products were flat, reflecting a decrease in volume substantially offset by the favorable impact of currency exchange rates on sales outside the U.S.

Gross Profit

        Total Company. Gross profit for the total company increased $8.3 million, or 16%, to $59.1 million from $50.8 million for the same period in the prior year. As a percentage of total company revenue, gross profit was constant with the same period in the prior year at 49%. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Three Months Ended September 30,
Gross Profit (in thousands)	2002	Percent of Sales	2003	Percent of Sales
CAG	$36,953	45%	$44,905	46%
FEG	13,807	62%	14,185	62%

Total	$50,760	49%	$59,090	49%

        Companion Animal Group. Gross profit for CAG increased $8.0 million, or 22%, to $44.9 million from $37.0 million in the same period of the prior year, primarily due to increased sales volume across the CAG product lines and, to a lesser extent, an increase in the gross profit percentage to 46% from 45% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to greater relative sales and increased average unit prices of high margin rapid assay products; productivity improvements across CAG product lines, partly due to fixed costs spread against a higher revenue base; reduced amortization of VetTest® instruments in our rental and trade-up programs as units become fully amortized; and the favorable impact of foreign currency rates on gross profits denominated in those currencies, net of foreign exchange hedge contract losses. These factors were offset partially by an overall lower gross margin percentage recognized on our LaserCyte® hematology instrument.

        Food and Environmental Group. Gross profit for FEG increased $0.4 million, or 3%, to $14.2 million from $13.8 million for the same period in the prior year, primarily due to increased revenue. As a percentage of FEG revenue, gross profit was consistent with the same period in the prior year at 62%.

Operating Expenses

        Total Company. Total company operating expenses increased $3.3 million to $35.8 million from $32.5 million for the same period of the prior year. As a percentage of revenues, operating expenses declined slightly to 30% from 31%. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Three Months Ended September 30,
Operating Expenses (in thousands)	2002	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$25,374	31%	$28,117	29%	$2,743	11%
FEG	6,581	29%	6,539	28%	(42)	(1%	)
Other	505	N/A	1,148	N/A	643	127%

Total	$32,460	31%	$35,804	30%	$3,344	10%

Operating Income (in thousands)	2002	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$11,579	14%	$16,788	17%	$5,209	45%
FEG	7,226	32%	7,646	33%	420	6%
Other	(505)	N/A	(1,148)	N/A	(643)	(127%	)

Total	$18,300	18%	$23,286	19%	$4,986	27%

        Companion Animal Group. Operating expenses for CAG increased $2.7 million, or 11%, to $28.1 million from $25.4 million in the same period of the prior year. The increase was attributable to a 31% increase in sales and marketing expenses, partly offset by an 11% decrease in administrative expenses. The increase in sales and marketing expenses resulted primarily from increased sales and customer service headcount, promotional activities, and compensation resulting from increased sales. The decrease in administrative expenses included the elimination of certain expenses related to litigation that concluded in 2002.

        Food and Environmental Group. Operating expenses for FEG decreased slightly to $6.5 million from $6.6 million in the same period of the prior year. The small net decrease resulted from a 34% decrease in administrative expenses offset by a 21% increase in sales and marketing expenses and a 29% increase in research and development expenses. The decrease in administrative expenses reflects the absence of certain nonrecurring expenses that were recognized in 2002 associated with a write-off of intangible assets, a litigation settlement, and the closure of a facility in Mexico. The increase in sales and marketing expenses resulted primarily from increased marketing activities and headcount. The increase in research and development expenses was due to new product development efforts, primarily related to products for diagnosis of transmissible spongiform encephalopathies.

        Other. Operating expenses for Other increased $0.6 million to $1.1 million from $0.5 million in the same period of the prior year. The increase resulted primarily from hiring costs.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenue

        Total Company. Revenue for the total company increased $44.4 million, or 14%, to $351.2 million from $306.8 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

For the Nine Months Ended September 30,
Net Sales (in thousands)	2002	2003	Dollar Change	Percentage Change
CAG	$243,246	$284,041	$40,795	17%
FEG	63,529	67,113	3,584	6%

Total	$306,775	$351,154	$44,379	14%

        Companion Animal Group. Revenue for CAG increased $40.8 million, or 17%, to $284.0 million from $243.2 million in the same period of the prior year. This increase resulted primarily from sales of our LaserCyte® system and increased sales of instrument consumables, rapid assay products and laboratory services. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $8.2 million, or 3%, to the increase in CAG revenue.

        Sales of the LaserCyte® system contributed $14.1 million to the revenue increase.

        The increase in sales of instrument consumables (approximately $11.1 million, or 14%) was due primarily to increased domestic clinic-level sales, the impact of reductions in distributors’ inventory levels in 2002 as described above, the favorable impact of currency exchange rates on sales outside the U.S., and volume growth outside the U.S.

        The increase in sales of rapid assay products (approximately $9.7 million, or 17%) resulted primarily from the impact of reductions in distributors’ inventory levels in 2002, as described above; increased domestic clinic-level sales; higher average unit prices of canine heartworm and feline test kits; and the favorable impact of currency exchange rates on sales outside the U.S. The increased sales volume is due in part to the apparent temporary difficulty of one of our competitors in supplying certain competitive products to the market during the third quarter of 2003.

        The increase in sales of laboratory services (approximately $8.3 million, or 14%) resulted primarily from higher volume worldwide and the favorable impact of currency exchange rates on sales at our laboratories outside the U.S.

        Food and Environmental Group. Revenue for FEG increased $3.6 million, or 6%, to $67.1 million from $63.5 million for the same period of the prior year. The increase was primarily due to the favorable impact of currency exchange rates on sales outside the U.S.

        An increase in sales of water testing products (approximately $3.2 million, or 10%) resulted primarily from higher sales volume of water testing products and the favorable impact of currency exchange rates on sales outside the U.S.

        An increase in sales of production animal diagnostics (approximately $0.7 million, or 3%) resulted from the favorable impact of currency exchange rates on sales outside the U.S. These increases were partially offset by lower sales volume and average unit prices.

        A decrease in sales of dairy testing products (approximately $0.3 million, or 2%) was attributable to lower unit sales volume, offset partially by the favorable impact of currency exchange rates on sales outside the U.S.

Gross Profit

        Total Company. Gross profit for the total company increased $26.5 million, or 18%, to $170.2 million from $143.7 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased from 47% to 48%. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Nine Months Ended September 30,
Gross Profit (in thousands)	2002	Percent of Sales	2003	Percent of Sales
CAG	$106,853	44%	$130,554	46%
FEG	36,863	58%	39,669	59%

Total	$143,716	47%	$170,223	48%

        Companion Animal Group. Gross profit for CAG increased $23.7 million, or 22%, to $130.6 million from $106.9 million in the same period of the prior year, primarily due to increased sales volume across the CAG product lines and an increase in the gross profit percentage. As a percentage of CAG revenue, gross profit increased to 46% from 44% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to greater relative sales and increased average unit prices of high margin rapid assay products; reduced amortization of VetTest® instruments in our rental and trade-up programs as units become fully amortized; productivity improvements, partly due to fixed costs spread against a higher revenue base; and the favorable impact of foreign currency exchange rates on gross profits denominated in those currencies, net of foreign exchange hedge contract losses. These factors were offset partially by an overall lower gross margin percentage recognized on our LaserCyte® hematology instrument and by the higher cost of VetTest® slides purchased in 2002 and sold in 2003 as a result of the 2002 renegotiation of our VetTest® slide supply agreement with OCD. VetTest® slides purchased in 2002 have been sold as of the end of the third quarter of 2003. Therefore, beginning in the fourth quarter of 2003, the associated cost of sales will be reduced to levels more comparable with the first nine months of 2002.

        Food and Environmental Group. Gross profit for FEG increased $2.8 million, or 8%, to $39.7 million from $36.9 million for the same period in the prior year, primarily due to increased revenue in the water testing products and, to a lesser extent, an increase in the gross profit percentage. As a percentage of FEG revenue, gross profit increased to 59% from 58% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to reduced inventory writedowns in 2003 compared to those recognized in the same period in 2002, primarily on our Parallux® instrument and components, and to higher relative sales of high margin water testing products. These factors were offset partially by higher royalty expenses.

Operating Expenses

        Total Company. Total company operating expenses increased $8.8 million to $105.2 million from $96.4 million for the same period of the prior year. As a percentage of revenues, operating expenses declined to 30% from 31%. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Nine Months Ended September 30,
Operating Expenses (in thousands)	2002	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$73,269	30%	$82,554	29%	$9,285	13%
FEG	17,702	28%	19,913	30%	2,211	12%
Other	5,430	N/A	2,689	N/A	(2,741)	(50%	)

Total	$96,401	31%	$105,156	30%	$8,755	9%

Operating Income (in thousands)	2002	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$33,584	14%	$48,000	17%	$14,416	43%
FEG	19,161	30%	19,756	29%	595	3%
Other	(5,430)	N/A	(2,689)	N/A	2,741	50%

Total	$47,315	15%	$65,067	19%	$17,752	38%

         Companion Animal Group. Operating expenses for CAG increased $9.3 million, or 13%, to $82.6 million from $73.3 million in the same period of the prior year. The increase was attributable to a 22% increase in sales and marketing expenses, a 5% increase in administrative expenses, and a 3% increase in research and development expenses. The increase in sales and marketing expenses resulted primarily from increased personnel and marketing program costs, increased costs to support LaserCyte®, the unfavorable impact of foreign currency denominated expenses, and increased compensation resulting from increased sales. The increase in administrative expenses reflects higher spending on information technology and other corporate functions and an increase in bad debt provisions, offset partially by the elimination of certain expenses related to legal matters that concluded in 2002. The increase in research and development expenses resulted primarily from increased development activities including increased staffing, offset partially by reduced research and development expenses related to the LaserCyte® system.

         Food and Environmental Group. Operating expenses for FEG increased $2.2 million, or 12%, to $19.9 million from $17.7 million in the same period of the prior year. The increase was attributable to a 24% increase in sales and marketing expenses and a 19% increase in research and development expenses, partly offset by a 6% decrease in administrative expenses. The increase in sales and marketing expenses resulted primarily from increased marketing activities and headcount, and from expenses incurred in connection with the formation of the China joint venture (see Note 11 to the consolidated financial statements). The increase in research and development expenses was due to new product development efforts, primarily related to products for diagnosis of transmissible spongiform encephalopathies. The decrease in administrative expenses reflects the absence of certain non-recurring expenses that were recognized in 2002 associated with a write-off of intangible assets and litigation that concluded in 2002.

        Other. Operating expenses for Other decreased $2.7 million to $2.7 million from $5.4 million in the same period of the prior year. The decrease resulted primarily from non-recurring severance and related benefits provided in 2002 in connection with the retirement of our former Chairman and Chief Executive Officer in January 2002, partly offset by hiring costs incurred in 2003.

INTEREST INCOME

        Net interest income was $0.7 million for the three months ended September 30, 2003 compared to $0.6 million for the same period in the prior year and $2.2 million for the nine months ended September 30, 2003 compared to $2.1 million for the same period in the prior year. The slight increase in interest income was due to higher invested cash balances partially offset by lower effective interest rates and the receipt of $0.3 million interest on a domestic tax refund during the second quarter of 2002.

PROVISION FOR INCOME TAXES

        Our effective tax rate was 33.5% for the three month and nine month periods ended September 30, 2003 compared with 34.0% for the three month and nine month periods ended September 30, 2002. The reduction in the effective tax rate was due to increased benefits resulting from U.S. and international planning initiatives.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”). FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires additional related disclosures. As amended by FASB Staff Position No. FIN 46-6, certain disclosure provisions of FIN 46 apply to all financial statements issued after January 31, 2003, the consolidation provisions apply to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and the remaining provisions apply at the end of the first fiscal year or interim period ending after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 had no material impact on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

        We fund the capital needs of our business through our existing cash, cash equivalents and investments and cash generated from operations. At September 30, 2003, we had $216.2 million of cash, cash equivalents and short-term investments, and working capital of $269.4 million. As of September 30, 2003, we also had long-term investments in debt securities of $25.1 million.

        Effective January 1, 2003, we entered into a workers’ compensation insurance policy where we retain the first $0.25 million in claim liability per incident and up to $1.2 million in claim liability in the aggregate. The insurance company administers and pays these claims and we reimburse the insurance company for our portion of these claims. We also issued a $0.5 million letter of credit to the insurance company as security for these claims. Previously, we were fully insured for workers’ compensation liabilities. We do not expect that this change in insurance coverage will result in increased total workers’ compensation costs.

        We purchased approximately $13.4 million in fixed assets during the nine months ended September 30, 2003, principally related to the CAG segment. Our total capital budget for 2003 is approximately $20 million. Research and development expense as a percentage of revenue for 2003 is expected to be consistent with 2002 levels.

        Cash provided by operating activities was $91.8 million for the nine months ending September 30, 2003. Cash of $13.1 million was provided by an increase in accrued expenses, primarily for income taxes, marketing programs, employee compensation and warranty reserves. Cash of $11.5 million was generated from tax deductions received from the exercise of non-qualified stock options. Cash of $6.0 million was generated from the decrease in inventory, principally due to a reduction in VetTest® slide inventory and, to a lesser extent, chemistry instruments and related parts. Cash of $3.0 million was provided by an increase in accounts payable, principally for contractual supply agreements related to instrument consumables. We anticipate that our inventories of VetTest® slides will increase by approximately $5 million at December 31, 2003 which will result in a use of cash.

        During 1999 and 2000, the Board of Directors authorized the purchase of up to 10,000,000 shares of our common stock in the open market or in negotiated transactions. During the nine months ended September 30, 2003, the Company repurchased 657,000 shares of common stock for $23.5 million. As of September 30, 2003, we had repurchased an aggregate of 9,271,000 shares, leaving 729,000 shares remaining under the repurchase authorization. In October 2003, the Board of Directors authorized the purchase of an additional 2,000,000 shares of common stock to be repurchased in the open market or in negotiated transactions. As of September 30, 2003, the aggregate total number of shares authorized for repurchase is 2,729,000. During the nine months ended September 30, 2003, the Company received 133,000 mature shares of stock, which were owned by the holder for greater than six months, in payment for the exercise price of stock options. The shares of stock had a fair market value of $4.9 million. (See Note 8 to the consolidated financial statements.)

        We believe that current cash, short-term investments, long-term investments, debt facilities and funds generated from operations will be sufficient to fund our operations and capital purchase requirements.

FUTURE OPERATING RESULTS

        The future operating results of IDEXX involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below as well as those discussed elsewhere in this report.

        IDEXX’s Future Success Depends on Several Factors

        The future success of our business depends upon our ability to successfully implement various strategies, including:

•	developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products, and improving and enhancing existing products;

•	expanding our market by increasing use of our products by our customers;

•	strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;

•	developing and implementing new technology development and licensing strategies; and

•	identifying and completing acquisitions that enhance our existing businesses or create new business areas for us.

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

        IDEXX’s Products and Services Are Subject to Various Government Regulations

        In the U.S., the manufacture and sale of our products are regulated by agencies such as the FDA, the USDA and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale. Our water testing products must be approved by the EPA before they may be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. Any failure to comply with regulatory requirements relating to the manufacture and sale of our products could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP® Beta-lactam products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell SNAP® Beta-lactam products. Sales of dairy antibiotic residue testing products were $16.3 million in 2002 and $12.1 million in the nine months ended September 30, 2003.

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

        Changes in Veterinary Medical Practices Could Negatively Affect Operating Results

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

        The market for diagnostic tests could be negatively impacted by the introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services. Eradication or substantial declines in prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases.

        IDEXX’s Success Is Heavily Dependent Upon Its Proprietary Technologies

        We rely on a combination of patent, trade secret, trademark and copyright law to protect our proprietary rights. If we do not have adequate protection of our proprietary rights, our business may be affected by competitors who develop substantially equivalent technologies that compete with us.

        We cannot assure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial, and could have a material adverse effect on our results of operations. In addition, expiration of patent rights could result in substantial new competition in the markets for products previously covered by those patent rights.

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

        IDEXX Purchases Materials for Its Products From a Limited Number of Sources

        We currently purchase certain products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and therefore may not be available from other sources. Products that we purchase from single sources include our VetTest® chemistry and QBC® VetAutoread™ hematology analyzers and related consumables, active ingredients for pharmaceutical products and certain components of our SNAP® rapid assay devices, water testing products, LaserCyte® system components and computed radiography systems. If we are unable to obtain adequate quantities of these products in the future, then we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations. The supplier of our computed radiography systems has informed us that it believes we are in breach of our supply agreement, which could result in an interruption in supply of these products. We believe we have complied fully with that agreement and we intend to pursue all available remedies to compel the supplier to honor our agreement.

        The slides sold for use in our VetTest® instruments are purchased under an agreement with Ortho-Clinical Diagnostics at fixed prices. Under this agreement we are required to purchase a minimum of $181.3 million of slides over the remaining life of the contract. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of slides to our customers, our profits on slide sales would decline because we purchase slides at fixed prices.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The Company’s financial market risk consists primarily of foreign currency exchange risk. The Company operates subsidiaries in 14 foreign countries and transacts business in local currencies. The Company attempts to hedge its cash flow on intercompany sales to minimize foreign currency exposure.

        The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts with a duration of less than 12 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following twelve months. Accordingly, our risk with respect to foreign currency exchange fluctuations may vary throughout each annual cycle.

Item 4. Controls and Procedures

    (a)        Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2003. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

    (b)        Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

IDEXX LABORATORIES, INC.

Date: November 13, 2003

/s/Merilee Raines
Merilee Raines
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.          Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.