Form 10-K
period 2003-12-31
IDEXX LABORATORIES INC /DE
filed 2004-03-03
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From __________To __________.

COMMISSION FILE NUMBER 0-19271

IDEXX LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	01-0393723
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

ONE IDEXX Drive, Westbrook, Maine	04092
(Address of principal executive offices)	(ZIP Code)
207-856-0300
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

     Based on the closing sale price on June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,131,671,822 . For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

     The number of shares outstanding of the registrant’s Common Stock was 34,703,339 on January 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-K	INCORPORATED DOCUMENT
Part III	Specifically identified portions of the Company’s definitive proxy statement to be filed in connection with the Company’s Annual Meeting to be held on May 19, 2004 are incorporated herein by reference.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
PART I
ITEM 1. BUSINESS
PRODUCTS AND SERVICES
COMPANION ANIMAL GROUP
WATER
FOOD DIAGNOSTICS GROUP
MARKETING AND DISTRIBUTION
RESEARCH AND DEVELOPMENT
PATENTS AND LICENSES
PRODUCTION AND SUPPLY
COMPETITION
GOVERNMENT REGULATION
EMPLOYEES
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS OF THE COMPANY
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
BUSINESS OVERVIEW
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
RESULTS OF OPERATIONS
RECENT ACCOUNTING PRONOUNCEMENTS
LIQUIDITY AND CAPITAL RESOURCES
FUTURE OPERATING RESULTS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EX-10.7 U.S. SUPPLY AGREEMENT
EX-10.8 EUROPEAN SUPPLY AGREEMENT
EX-10.13 EXECUTIVE EMPLOYMENT AGREEMENT (WALLEN)
EX-10.14 LETTER AGREEMENT WILLIAM C. WALLEN
EX-21 SUBSIDIARIES OF THE COMPANY
EX-23.1 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-23.2 CONSENT OF ARTHUR ANDERSEN LLP
EX-31.1 SECTION 302 CERTIFICATION OF C.E.O.
EX-31.2 SECTION 302 CERTIFICATION OF C.F.O.
EX-32.1 SECTION 906 CERTIFICATION OF C.E.O.
EX-32.2 SECTION 906 CERTIFICATION OF C.F.O.

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

     In addition, any forward-looking statements represent the Company’s views only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s views as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its views change.

PART I.

ITEM 1. BUSINESS

     IDEXX Laboratories, Inc. (“we”, “us”, the “Company” or “IDEXX,” which includes wholly-owned subsidiaries unless the context otherwise requires), develops, manufactures and distributes products and provides services for the veterinary and the food and water testing markets. Our products and services include:

•	Point-of-care veterinary diagnostic products;

•	Laboratory and consulting services used by veterinarians;

•	Veterinary pharmaceutical products;

•	Information products and services, including software, used in veterinary practice management;

•	Diagnostic and health-monitoring products and services for production animals;

•	Products that test water for certain microbiological contaminants; and

•	Products that test milk for antibiotic residues.

               Most of our sales are derived from the sale of our veterinary diagnostic products and services.

     We are a Delaware corporation and were incorporated in 1983. Our principal executive offices are located at One IDEXX Drive, Westbrook, Maine 04092, our telephone number is 207-856-0300, and our Internet address is idexx.com.

     We make available free of charge on our Website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we file such information with, or furnish it to, the Securities and Exchange Commission.

PRODUCTS AND SERVICES

     We operate primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products and services for production animal health and dairy quality, which we refer to as the Food Diagnostics Group (“FDG”). See Note 17 to our financial statements included elsewhere in this report for financial information about our business segments, including geographic information.

COMPANION ANIMAL GROUP

     Rapid Assays

     We provide a broad range of single-use, hand held test kits that allow quick (in most cases, less than ten minutes), accurate and convenient test results for a variety of companion animal diseases and health conditions. These products enable veterinarians to provide improved service to animal owners by delivering test results and a diagnosis at the time of the patient visit, allowing the veterinarian to initiate therapy or prevention, if required.

     Our principal single-use tests are sold under the SNAP® name, and include a feline combination test, the SNAP® Combo FIV antibody/FeLV antigen test, which enables veterinarians to test simultaneously for feline immunodeficiency virus (“FIV”) (which is similar to the human AIDS virus) and feline leukemia virus (“FeLV”); a canine combination test, the SNAP® 3Dx®, which tests simultaneously for Lyme disease, Ehrlichia canis and heartworm; and a canine heartworm-only test. Sales of heartworm tests are greater in the first half of our fiscal year due to seasonality of the disease.

     In addition to our single-use tests, we sell a line of microwell-based test kits, under the PetChek® name, which are used by larger clinics and independent laboratories to test multiple samples. PetChek® tests offer accuracy, ease of use and cost advantages to high-volume customers. We currently sell PetChek® tests for FeLV, FIV and canine heartworm disease.

     Instruments and Consumables

     We currently market several instrument systems, as well as associated consumable products, for use in veterinary clinics. These instruments include the following:

     Blood Chemistry. Our VetTest® blood chemistry analyzer is used to measure levels of certain enzymes and other substances in blood in order to assist the veterinarian in diagnosing physiologic conditions. Twenty-one separate blood chemistry tests can be performed on the VetTest® analyzer, with up to 12 tests run in under six minutes after sample application. Commonly run tests include glucose, alkaline phosphatase, ALT (alanine aminotransferase), creatinine, BUN (blood urea nitrogen) and total protein.

     We purchase all of the reagents used in the VetTest® analyzer (“dry chemistry slides ” or “VetTest slides”) from Ortho-Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson & Johnson. See “Business-Production and Supply.” In October 2003, we entered into a new agreement with Ortho under which we are developing a next-generation chemistry analyzer for the veterinary market based on Ortho’s dry slide technology, and Ortho will supply the slide consumables used in both the VetTest analyzer and the new analyzer through 2018.

     Hematology. In October 2002 we introduced the LaserCyte® system, a hematology system that uses laser-flow cytometry technology to analyze components of blood, including red blood cells, white blood cells, and platelets. We believe that the LaserCyte® system is the only in-clinic hematology system that provides veterinarians with a five-part white blood cell differential and an absolute reticulocyte count, which provides enhanced diagnostic capabilities to veterinarians. We also sell the QBC® VetAutoread™ hematology analyzer, which is based on the Becton Dickinson QBC® Autoread™ hematology system that is sold to physicians for human applications.

     Electrolytes. Our VetLyte® system measures three electrolytes – sodium, potassium and chloride – to aid in evaluating acid-base and electrolyte balances and assessing plasma hydration. Test results are available in less than one minute after sample introduction and are either displayed on the VetLyte® analyzer or downloaded to the VetTest® analyzer.

     Quantitative Hormone Testing. The VetTest® SNAP® Reader allows the veterinarian to obtain quantitative measurement of hormones, including thyroxine (T4) and cortisol. These measurements assist in diagnosing and monitoring the treatment of certain endocrine diseases, such as hyper- and hypothyroidism, Cushing’s syndrome and Addison’s disease. Samples and reagents are introduced to the analyzer using our SNAP® device platform.

     Computed Radiography. We market and sell two computed radiography systems: the IDEXX-CR System, which is appropriate for use in the veterinary clinic, and the IDEXX-CR Compact System, which is primarily used as a portable unit in ambulatory veterinary practices, such as equine practices. Our computed radiography systems generate digital radiograph images, which replace traditional x-ray film. Use of digital radiographs eliminates the need for the film and processor, hazardous chemicals and darkroom required for the production of film images. We are currently involved in litigation with our supplier of computed radiography instruments. See “Production and Supply” below.

     Veterinary Laboratory and Consulting Services

     We offer commercial veterinary laboratory and consulting services in the U.S. through facilities located in Arizona, California, Colorado, Georgia, Illinois, Kentucky, Maryland, Massachusetts, New Jersey, Ohio, Oregon and Texas. Through subsidiaries located in the United Kingdom, Japan and Australia, we offer commercial veterinary laboratory services to veterinary clinics located in those countries. Veterinarians use our services by submitting samples by courier or overnight delivery to one of our facilities. Our laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in production and companion animals.

     Additionally, we provide specialized veterinary consultation, telemedicine and advisory services, including cardiology, radiology, internal medicine, dermatology and ultrasound consulting. These services permit veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the Internet from the veterinarians’ offices.

     Approximately 74%, 71% and 72% of the Company’s revenues were derived from sales of rapid assays, veterinary instruments and consumables and veterinary laboratory and consulting services within the CAG segment in 2003, 2002 and 2001, respectively.

     Information Products and Services

     We develop, market and sell practice information management software systems that run key functions of veterinary clinics, including scheduling, billing and patient records management. Our systems also provide veterinarians with the ability to download laboratory results electronically from our veterinary reference laboratories directly into the patients’ medical records. We believe we are the leading provider of veterinary practice information management software systems in the U.S., with an installed base of more than 7,500 of the approximately 25,000 veterinary hospitals in North America. We also provide software and hardware support and derive a significant portion of our revenues for this product line from ongoing service contracts.

     Veterinary Pharmaceuticals

     We develop, market and sell novel therapeutics for the veterinary market. In December 2000, we introduced ACAREXX® (.01% ivermectin) otic suspension for the treatment of ear mites in cats, our first drug approved by the U.S. Food and Drug Administration (“FDA”). In 2002, we commenced active marketing of PZI VET®, an insulin product for the treatment of diabetic cats, under the FDA’s regulatory discretion guidelines. In November 2003 we introduced NAVIGATOR® (32% nitazoxanide) Antiprotozoal Oral Paste, a new treatment for equine protozoal myeloencephalitis (EPM). EPM is a progressive, degenerative disease of the central nervous system that can cause serious or even fatal neurological problems in horses. We currently have a number of other products under development, including a topical form of diclofenac, a non-steroidal anti-inflammatory for equine use, and tilmicosin, a long-acting, injectable form of the antibiotic tilmicosin for cats. We have completed the safety and efficacy components of our New Animal Drug Application (“NADA”) for diclofenac, and have submitted information relating to manufacturing in response to questions from the FDA. We submitted all components in support of a NADA for tilmicosin to the FDA in the second quarter of 2003.

WATER

     Our Colilert®, Colilert-18 and Colisure® tests simultaneously detect total coliforms and E. coli in water. These organisms are broadly used as indicators of microbial contamination in water. These products utilize indicator-nutrients that produce a change in color or fluorescence when metabolized by target microbes in the sample. Our water tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with U.S. Environmental Protection Agency (“EPA”) standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, waste water and water from private wells.

     Our Enterolert™ product detects enterococci in drinking and recreational waters. Our Quanti-Tray® products, when used in conjunction with our Colilert®, Colilert-18, Colisure® or Enterolert™ products, provide users quantitative measurements of microbial contamination, rather then a presence/absence indication. The Colilert®, Colilert-18, Colisure® and Quanti-Tray® products have been approved by the EPA and by regulatory agencies in certain other countries.

     In August 2000, we acquired Genera Technologies Limited, a U.K.-based company that develops and sells products for detection of cryptosporidia in water. Cryptosporidia are parasites that can cause potentially fatal gastrointestinal illness if ingested. Testing of water supplies for cryptosporidia is mandated by regulation in the United Kingdom, but is not regulated in other countries at this time.

     Approximately 10% of the Company’s revenues were derived from sales of water testing products in each of 2003, 2002 and 2001.

FOOD DIAGNOSTICS GROUP

     Production Animal Services

     We sell diagnostic tests and related instrumentation and software that are used to detect a wide range of diseases and monitor health status in production animals. Our production animal products are purchased primarily by government laboratories and poultry and swine producers. Significant products include diagnostic tests for porcine reproductive and respiratory syndrome and pseudorabies virus in pigs, Newcastle disease in poultry, and Johne’s disease and brucellosis in cattle.

     We have developed a post-mortem test for bovine spongiform encephalopathy, or “mad cow disease.” We have submitted an application to the United States Department of Agriculture (“USDA”) for approval of this test. However, there is no current testing program in the U.S. that requires use of rapid tests of the kind that we manufacture, and we do not know when or if the USDA will implement any such program. We also have submitted an application to the EU Food Safety Commission seeking a license to sell this product in EU member countries.

     Dairy Testing

     Our principal product for use in testing for antibiotic residue in milk is the SNAP® beta-lactam test. Dairy producers and processors use our tests for quality assurance of raw milk, and government and food quality managers use them for ongoing surveillance.

     In March, 2003 we entered into an agreement with the FDA under which we agreed, among other things, to perform specified lot release and stability testing of our SNAP® beta-lactam products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue testing products were $16.1 million in 2003.

     Approximately 9%, 11% and 10% of the Company’s revenues were derived from sales of production animal and dairy products and services in 2003, 2002 and 2001, respectively.

MARKETING AND DISTRIBUTION

     We market, sell and service our products in more than 50 countries through our marketing, sales and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in Australia, France, Germany, Italy, Japan, The Netherlands, Spain, Taiwan and the United Kingdom. In 2003, 2002 and 2001 we spent $71.8 million, $57.0 million and $57.1 million or 15%, 14% and 15% of sales, respectively, on sales and marketing.

     Generally, we will select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. We market our veterinary diagnostic and pharmaceutical products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments and laboratory services sold directly by IDEXX sales personnel, and test kits, pharmaceutical products and instrument consumables supplied both via the distribution channel and directly. Outside the U.S., we sell our veterinary diagnostic products through independent distributors and other resellers and, in certain countries, through our direct sales force. We market our software products and veterinary laboratory services through our direct sales force. We market our water, dairy, and production animal products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force.

     In 2003, 2002 and 2001, 30%, 29% and 28%, respectively, of our revenue was attributable to sales of products and services to customers outside the U.S. Risks associated with foreign operations include fluctuations in the value of foreign currencies, the need for additional regulatory approvals, possible disruptions in transportation of our products, the differing product needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. We engage in hedging activities to reduce the effect of foreign currency fluctuations on our earnings. See Note 17 to the consolidated financial statements for information by geographic region; Note 2(m) to the consolidated financial statements for a description of our hedging activities; and “Quantitative and Qualitative Disclosure About Market Risk” for a description of foreign currency exchange risk.

     In 2003, 2002 and 2001, no customer accounted for greater than 10% of our sales. Our largest customers are distributors of our products in the CAG segment. The largest consumer of our products accounts for approximately 1% of our sales.

RESEARCH AND DEVELOPMENT

     Our business includes the development and introduction of new products and may involve entry into new business areas. Our research and development activity is focused primarily on development of new animal drugs, new diagnostic instrument platforms, new immunoassay devices, new diagnostic tests and improvements to our diagnostic and testing products. Our research and development expenses, which consists of salaries, employee benefits, materials and consulting costs, were approximately $32.3 million, $29.3 million and $28.4 million, or 7% of sales, in 2003, 2002 and 2001, respectively.

PATENTS AND LICENSES

     We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties. These licenses include an exclusive royalty-bearing license of certain patents relating to diagnostic products for FIV that expire in 2009, from The Regents of the University of California; an exclusive royalty-bearing license of certain patents utilized in the Colilert®, Colilert-18, Colisure® and Enterolert™ water testing products that expire in 2007; exclusive licenses to certain patents and patent applications relating to detection of Lyme disease that expire beginning in 2019, from Tulane University and the University of Texas; and a non-exclusive royalty-bearing license from Barnes-Jewish Hospital to certain patents relating to canine heartworm tests that expire in 2006. In addition, we hold a U.S. patent, which expires in 2014, covering certain methods and kits for simultaneously detecting antigens and antibodies, that covers our SNAP® Combo FeLV/FIV and Canine SNAP® 3Dx® combination tests.

     To the extent some of our products may now, or in the future, embody technologies protected by patents, copyrights or trade secrets of others, we may be required to obtain licenses to such technologies in order to continue to sell our products. These licenses may not be available on commercially reasonable terms. Our failure to obtain any such licenses may delay or prevent the sale of certain new or existing products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results.”

PRODUCTION AND SUPPLY

     VetTest® analyzers are manufactured for us by Tokyo Parts Industrial Company Ltd. under an agreement that renews annually unless either party notifies the other of its decision not to renew. VetTest® slides are supplied exclusively by Ortho under supply agreements with Ortho (the “Ortho Agreements”). We are required to purchase all of our requirements for VetTest® slides from Ortho to the extent Ortho is able to supply those requirements. In addition, we have committed to minimum annual purchase volumes of certain VetTest® slides through 2010. The Ortho Agreements expire on December 31, 2018.

     The QBC®VetAutoread™ system is manufactured for us by Becton Dickinson under a development and distribution agreement that requires Becton Dickinson to supply analyzers to us through 2008 and reagents through 2010. Becton Dickinson is the sole source of these analyzers and reagents.

     We purchase certain other products, raw materials and components from only one source. These include active ingredients for our pharmaceutical products, including NAVIGATOR®, computed radiography systems and certain components used in our SNAP® rapid assay devices, water testing products and LaserCyte® systems. The loss of some of these sources of supply could have a material adverse effect on the Company.

     The supplier of our computed radiography systems has informed us that it believes we are in breach of our supply agreement. We believe we have complied fully with that agreement and we have filed suit against that supplier seeking declaratory judgment from the court that we are not in breach of the agreement, an order from the court compelling the supplier to honor our agreement and damages for certain breaches of the agreement by the supplier. The supplier has asserted counter-claims against us alleging, among other things, breaches of implied covenants in the contract. We believe we have strong defenses to these counter-claims and intend to contest them vigorously. An adverse result in this litigation could result in loss of supply of our computed radiography instruments and/or a requirement that we pay damages to the supplier. Revenue from this product line was $1.3 million in 2003.

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

     Competitive factors in our different business areas are detailed below:

•	Veterinary diagnostic products and food and water test products. We compete primarily on the basis of the ease of use, speed, accuracy and other performance characteristics of our products and services, the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, and pricing.

•	Veterinary laboratory services. In this market, we compete primarily on the basis of quality, service, technology, and price. We compete in certain geographic locations with Antech Diagnostics, a unit of VCA Antech, Inc.

•	Veterinary pharmaceuticals. We compete primarily on the basis of the performance characteristics of our products.

•	Veterinary practice information management software systems. We compete primarily on the basis of ease of use, connectivity to equipment and other systems, performance characteristics, effectiveness of our customer service, information handling capabilities, advances in technologies, and price.

GOVERNMENT REGULATION

     Many of our products are subject to regulation by U.S. and foreign regulatory agencies. The following is a description of the principal regulations affecting our businesses.

     Veterinary diagnostic products. Most diagnostic tests for animal health applications are veterinary biological products that are regulated in the U.S. by the Center for Veterinary Biologics within the USDA Animal and Plant Health Inspection Service (“APHIS”). The APHIS regulatory approval process involves the submission of product performance data and manufacturing documentation. Following regulatory approval to market a product, APHIS requires that each lot of product be submitted for review before release to customers. In addition, APHIS requires special approval to market products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval as part of their separate regulatory approvals. However, compliance with an extensive regulatory process is required in connection with marketing diagnostic products in Japan, Germany, The Netherlands and many other countries. We also are required to have a facility license from APHIS to manufacture USDA-licensed products. We have obtained such a license for our manufacturing facility in Westbrook, Maine.

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

     Veterinary pharmaceuticals. The manufacture and sale of veterinary pharmaceuticals are regulated by the Center for Veterinary Medicine (“CVM”) of the FDA. A new animal drug may not be commercially marketed in the U.S. unless it has been approved as safe and effective by CVM. Approval may be requested by filing a NADA with CVM containing substantial evidence as to the safety and effectiveness of the drug. Data regarding manufacturing methods and controls also are required to be submitted with the NADA. Manufacturers of animal drugs must also comply with GMPs and Good Laboratory Practices (“GLPs”). Sales of animal drugs in countries outside the U.S. require compliance with the laws of those countries, which may be extensive.

     Water testing products. Our water tests are not subject to formal premarket regulatory approval. However, before a test may be used as part of a water quality monitoring program required by the EPA, the test must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA approved protocol, evaluation of the data by the EPA and publication for public comment of any proposed approval in the Federal Register before final approval. Our Colilert®, Colilert-18, Colisure®, Quanti-Tray®, Filta-Max® and SimPlate® for heterotropic plate counts (HPC) products have been approved by the EPA. The sale of water testing products also is subject to extensive and lengthy regulatory processes in many other countries around the world.

     Dairy testing products. The sale of dairy testing products in the U.S. is regulated by the FDA in conjunction with the Association of Official Analytical Chemists - Research Institute (“AOAC-RI”). Before a product may be sold, extensive product performance data must be submitted in accordance with a protocol that is approved by the FDA and the AOAC-RI. Following approval of a product by FDA, the product must also be approved by the National Conference on Interstate Milk Shipments (“NCIMS”), an oversight body that includes state, federal and industry representatives. Our dairy antibiotic residue testing products have been approved by the FDA and NCIMS. While some foreign countries accept AOAC-RI approval as part of their regulatory approval process, many countries have separate regulatory processes.

     Any acquisitions of new products and technologies may subject us to additional areas of government regulation. These may involve food, drug and water quality regulations of the FDA, the EPA and the USDA, as well as state, local and foreign governments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Future Operating Results.”

EMPLOYEES

     As of December 31, 2003, IDEXX had approximately 2,473 full-time and part-time employees. We are not a party to any collective bargaining agreement and we believe that relations with our employees are good.

ITEM 2. PROPERTIES

     We lease approximately 297,000 square feet of office and manufacturing space in Westbrook, Maine under a lease expiring in 2018; approximately 97,500 square feet of industrial space in Memphis, Tennessee for use as a distribution facility, under a lease expiring in 2013; approximately 40,000 square feet of office and manufacturing space in Eau Claire, Wisconsin for our veterinary practice information management software business, under a lease expiring in 2009; and approximately 48,000 square feet of warehouse and office space in The Netherlands for use as our headquarters for European operations, under a lease expiring in 2008.

     We also lease a total of approximately 25,000 square feet of smaller office, manufacturing and warehouse space in the U.S. and elsewhere in the world. In addition, we own or lease approximately 140,000 square feet of space in the U.S., Australia and the United Kingdom for use as veterinary reference laboratories and office space for our veterinary consulting services. Of this space, 46,000 square feet is owned by us and the remaining amount is leased, under leases having expiration dates up to the year 2012.

     We consider that the properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business.

ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

     Our executive officers as of February 29, 2004 were as follows:

Name	Age	Title

Jonathan W. Ayers	47	President, Chief Executive Officer and Chairman of the Board of Directors
William C. Wallen, PhD	60	Senior Vice President and Chief Scientific Officer
Conan R. Deady	42	Vice President, General Counsel and Secretary
S. Sam Fratoni, PhD	56	Vice President and Chief Information Officer
Robert S. Hulsy	59	Vice President
Laurel E. LaBauve	45	Vice President Worldwide Operations
Merilee Raines	48	Vice President, Chief Financial Officer and Treasurer
Quentin Tonelli, PhD	55	Vice President

     Mr. Ayers has been Chairman of the Board, Chief Executive Officer and President of IDEXX since January 2002. Prior to joining IDEXX, in 2000 and 2001, Mr. Ayers was President of Carrier Corporation, the largest business unit of United Technologies Corporation, a provider of high-technology products and services to the building systems and aerospace industries, and from 1997 to 1999, he was President of Carrier Asia Pacific Operations. From 1995 to 1997, Mr. Ayers was Vice President, Strategic Planning at United Technologies. Before

joining United Technologies, from 1991 to 1995, Mr. Ayers was Principal of Corporate Finance and from 1986 to 1991, he was Vice President of Mergers and Acquisitions, at Morgan Stanley & Co. Mr. Ayers holds an undergraduate degree in molecular biophysics and biochemistry from Yale University and an MBA from Harvard University.

     Dr. Wallen has been Senior Vice President and Chief Scientific Officer of IDEXX since September 2003. Prior to joining IDEXX, Dr. Wallen held various positions with Bayer Corporation, most recently as Senior Vice President and Head, Office of Technology for the Diagnostics Division of Bayer Healthcare. From 2001 to 2003, Dr. Wallen served as Senior Vice President and Head of Research, Nucleic Acid Diagnostics Segment; from 1999 to 2001 as Senior Vice President of Research and Development Laboratory Testing Segment; and from 1993 to 1999 as Vice President of Research and Development, Immunodiagnostic and Clinical Chemistry Business Units. Before joining Bayer Corporation, from 1990 to 1993, Dr. Wallen was Vice President Research and Development at Becton Dickinson Advanced Diagnostics.

     Mr. Deady has been Vice President and General Counsel of the Company since 1999 and was Deputy General Counsel of the Company from 1997 to 1999. Before joining the Company in 1997, Mr. Deady was Deputy General Counsel of Thermo Electron Corporation, a manufacturer of technology-based instruments. Mr. Deady was previously affiliated with Hale and Dorr LLP, a Boston-based law firm.

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

     Ms. LaBauve joined IDEXX as Vice President, Worldwide Operations in February 2004. From 1999 until 2004, Ms. LaBauve held various senior positions with the Ortho-Clincial Diagnostics subsidiary of Johnson & Johnson, including General Manager and Vice President, Clinical Laboratory Franchise, from 2002 to 2004; Vice President, Worldwide Systems R&D, from 2000 to 2002; and Vice President Design Excellence, from 1999 to 2000. Prior to joining Ortho, Ms. LaBauve held various positions with AlliedSignal Corporation, most recently serving as Vice President, Six Sigma Quality.

     Ms. Raines has been Chief Financial Officer since October 2003 and Vice President, Finance of the Company since May 1995. Ms. Raines served as Division Vice President, Finance from March 1995 to May 1995, Director of Finance from 1988 to March 1995 and Controller from 1985 to 1988.

     Dr. Tonelli became Vice President of the Company in June 2001 and currently oversees the Company’s Production Animal Services and Rapid Assay lines of business. Previously he has held various positions with the Company, including Division Vice President for Research and Development and Division Vice President, Business Development. Before joining the Company in 1984, he was a Group Leader of Research and Development for the Hepatitis and AIDS Business Unit within the diagnostic division of Abbott Laboratories, Inc.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Common Stock is quoted on the NASDAQ Stock Market under the symbol IDXX. The table below shows the high and low sale prices per share of our Common Stock as reported on the NASDAQ Stock Market for the years 2003 and 2002.

CALENDAR YEAR	HIGH	LOW

2003
First Quarter	$37.94	$31.31
Second Quarter	39.10	31.87
Third Quarter	45.71	33.40
Fourth Quarter	49.25	42.59
2002
First Quarter	$29.30	$24.00
Second Quarter	32.62	24.60
Third Quarter	32.00	23.80
Fourth Quarter	37.05	29.29

     As of December 31, 2003, there were 1,068 holders of record of our Common Stock.

     We have never paid any cash dividends on our Common Stock. From time to time our Board of Directors may consider the declaration of a dividend. However, we have no present intention to pay a dividend and we expect to use future earnings to fund the development and growth of the business.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for each of the five years ended December 31, 2003. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	For the Years Ended December 31,

(in thousands, except per share data)	2003	2002	2001*	2000*	1999*

STATEMENT OF OPERATIONS DATA:
Revenue	$475,992	$412,670	$386,081	$367,432	$358,370
Cost of revenue	245,688	219,945	202,750	190,256	186,386

Gross profit	230,304	192,725	183,331	177,176	171,894
Expenses:
Sales and marketing	71,846	56,794	57,087	54,956	53,885
General and administrative	45,752	40,787	41,266	40,677	43,969
Research and development	32,319	29,329	28,426	28,292	27,313

Income from operations	80,387	65,815	56,552	53,251	46,817
Interest income	2,867	2,955	2,229	4,996	5,728

Income before provision for income taxes and partner’s interest	83,254	68,770	58,781	58,247	52,545
Provision for income taxes	26,278	23,381	21,161	21,615	19,967
Partner’s interest in loss of subsidiary	(114)	—	—	—	—

Net income	$57,090	$45,389	$37,620	$36,632	$32,578

Net income per share:
Basic	$1.67	$1.35	$1.13	$1.06	$0.85
Diluted	$1.59	$1.30	$1.09	$1.02	$0.82
Weighted average shares outstanding:
Basic	34,271	33,622	33,293	34,574	38,412
Diluted	35,931	35,043	34,640	36,081	39,743
Dividends paid	$—	$—	$—	$—	$—
BALANCE SHEET DATA:
Cash and investments	$255,787	$162,763	$100,575	$75,203	$130,928
Working capital	269,853	217,740	164,199	141,781	158,774
Total assets	521,875	417,426	373,107	335,796	357,982
Total debt	494	973	8,380	8,472	3,543
Stockholders’ equity	413,292	340,973	301,370	261,747	284,341

*	As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”, goodwill is no longer amortized commencing January 1, 2002. Goodwill amortization expense, net of tax was $4.5 million, $4.1 million and $4.5 million for each of the years ended December 31, 2001, 2000 and 1999, respectively. See Note 2(e) to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

     We operate primarily through three business segments: the Companion Animal Group (“CAG”), Water testing business (“Water”) and the Food Diagnostics Group (“FDG”). CAG comprises our veterinary diagnostic products and services (rapid assays, instruments, instrument consumables and laboratory and consulting services), veterinary pharmaceuticals, and veterinary information products and services. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in production animals and food. Other encompasses activities that are not included in our three business segments and is comprised primarily of corporate research and development, a CEO succession charge and interest income. We have conformed the financial information about segments for the years ended December 31, 2002 and 2001 to our presentation of reportable segments for the year ended December 31, 2003. Previously we reported two operating segments.

     The following is a discussion of the strategic and operating factors that we believe have the most significant effect on the performance of our business.

     Companion Animal Group

     Our CAG segment accounted for approximately 81% of our sales in 2003 and is, therefore, our most significant business. The largest product lines within our CAG segment by percentage of revenue in 2003 are:

Percentage of
CAG Revenue

Instruments and consumables	46%
Laboratory services	24
Rapid assays	22
Other	8

100%

     Other consists primarily of practice information management software and services and pharmaceutical products. To date, revenues from sales of pharmaceutical products have not been substantial. However, we are investing significantly in a pipeline of companion animal pharmaceutical products. If we are successful in developing, obtaining FDA approval for, and marketing these products, we believe that sales of pharmaceutical products will become a more material component of CAG sales in the future.

     By offering to companion animal veterinarians a broad range and an integrated set of proprietary diagnostic products and services, therapeutics and practice management computer systems, we believe we have developed a strong customer franchise, providing us a strategic advantage over companies with more narrow product or service offerings. Our complementary products and services give us scale in sales and distribution in this market, and permit us to offer programs such as Practice Developer™, a loyalty program that allows clinics to earn points with purchases, depending on the number of product categories they purchase from and the volume of those purchases, and to apply earned points toward, among other things, the purchase of a variety of IDEXX products and services. By offering both point-of-care diagnostics for use in the clinic and outside laboratory services, we are able to develop integrated disease management solutions that leverage the advantages of both point-of-care and laboratory testing. In addition, by integrating our practice management software systems with our instruments and with our reference laboratories, we enhance the veterinary practices of our customers by facilitating the flow of medical information in the clinic.

     In the U.S., we sell instrument consumables, rapid assays and pharmaceuticals through distributors, and therefore our reported sales of these products are sales made to distributors, rather than sales to veterinarians, the end-users. Because distributor inventory levels and purchasing patterns may fluctuate, sales of a particular product line in a particular period may not always be representative of the underlying customer demand for the product. Therefore, we closely track sales of these products by our distributors to the clinics (“clinic-level sales”), which we think provides a more accurate picture of the real growth rate for these products. In the discussion of results below, we note certain instances where we believe reported sales have been influenced, positively or negatively, by changes in distributor inventories.

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

     We have a large installed base of VetTest® chemistry analyzers, and substantially all of our revenues from that product line are now derived from consumables sales, although we continue to place instruments through sales and through rental and other programs. As a result, the success of this product line is partially dependent on increased customer utilization of those instruments. Toward that end, we seek to educate veterinarians about best medical practices that emphasize the importance of blood chemistry testing for a variety of diagnostic purposes.

     We purchase the consumables used in VetTest® chemistry analyzers from Ortho. In October 2003, we entered into a new supply agreement with Ortho, under which we are developing and will introduce a next-generation chemistry analyzer for the veterinary market based on the Ortho dry-slide technology, and Ortho will supply us with the slide consumables used in both the new instrument and the VetTest® chemistry analyzer. The new agreement provides us with a source of dry-slide consumables through 2018 at an expected improved cost over the term of the agreement. The new agreement does not increase, over the prior agreement, the minimum unit volume of slides we are required to purchase from Ortho over the term of the agreement. As a result of this new agreement, we discontinued certain internal development activities relating to an alternative next-generation clinical chemistry instrument. We incurred a non-cash, pre-tax charge in the quarter ended December 31, 2003 of approximately $7.4 million for the impairment of manufacturing equipment purchased for the production of consumables for use in this alternative instrument.

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

     Laboratory Services. We believe that more than half of all diagnostic testing by U.S. veterinarians is done at outside reference laboratories such as our IDEXX Reference Laboratories. We attempt to differentiate our laboratory testing services from those of our competitors primarily on the basis of quality, customer service and technology. Revenue growth in this business is achieved both through increased sales at existing laboratories and through the acquisition of new customers. In the third quarter of 2003 we acquired a laboratory in Kentucky, in the fourth quarter of 2003 we opened a new laboratory in Atlanta and in the first quarter of 2004 we acquired a laboratory in Columbus, Ohio. Profitability of this business is largely the result of our ability to achieve efficiencies from both volume and operational improvements.

     Rapid Assays. Our rapid assay business comprises single-use kits for in-clinic testing and microwell-based kits for large clinic and laboratory testing for canine and feline diseases and conditions. Our two principal product lines are canine heartworm products and the SNAP® FIV antibody/FeLV antigen combination test. Our rapid assay strategy is to develop, manufacture, market and sell proprietary tests with superior performance that address important medical needs. As in our other lines of business, we also seek to differentiate our products through superior customer support. These products carry price premiums over competitive products that we believe do not offer equivalent performance and diagnostic capabilities, and which we believe do not include a similar level of support. We augment our product development and customer service efforts with marketing programs that enhance medical awareness and understanding regarding our target diseases and the importance of diagnostic testing.

     Water

     Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers are primarily water utilities to whom strong relationships and customer support are very important. Over the past several years the rate of growth of this product line has slowed as a result of increased competition and market penetration. International sales of water testing products represented 37% of total water product sales in 2003, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and in many countries a test may not be used for regulatory testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program under which we are seeking regulatory approvals in a number of countries, primarily in Europe.

     Food Diagnostics Group

     Production Animal Services. We develop, manufacture, market and sell a broad range of tests for various poultry, cattle and swine diseases and conditions, and have an active research and development and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can be subject to fluctuation. In 2003, approximately 70% of our sales in this business was international. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described below that are associated with doing business internationally.

     Dairy Testing. Our strategy in the dairy testing business is to develop, manufacture and sell antibiotic residue testing products that satisfy applicable regulatory requirements for testing of bulk milk by producers and provide reliable field performance. Sales of dairy testing products have declined over the last several years largely as a result of increased competition in the domestic market. To increase sales of dairy testing products, we will need to increase penetration in geographies outside the United States and in the farm segment of the dairy market.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

     As of December 31, 2003, our inventories included $7.2 million of component parts and finished goods associated with our LaserCyte® hematology instrument, which we began shipping to customers in fourth quarter of

2002. In addition, we have firm purchase commitments for an additional $3.5 million. We expect to fully realize our investment and purchase commitments. However, if we alter the design of this product, we may be required to write off some or all of the associated inventory.

     Valuation of Long-lived and Intangible Assets and Goodwill

     We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include but are not limited to the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Failure to obtain regulatory approval of certain products;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant increase in the discount rate assumed to present value future cash flow,

•	Significant negative industry or economic trends; and

•	Significant advancements or changes in technology.

     When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based on a change in events and circumstances discussed above, we measure any impairment based on factors such as projected cash flows. Net intangible assets and goodwill amounted to $61.8 million as of December 31, 2003, consisting of $25.2 million related to veterinary laboratories (of which $24.6 million represents goodwill), $17.3 million related to water test products (of which $14.9 million represents goodwill), $16.0 million related to veterinary pharmaceutical products (of which $13.7 million represents goodwill) and $3.3 million of other (of which $1.8 million represents goodwill).

     In 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142 and as a result, we ceased to amortize goodwill, but continued to amortize all other intangibles. We had recorded approximately $5.0 million of goodwill amortization on these amounts during the year ended December 31, 2001, and would have recorded approximately $4.5 million of goodwill amortization during the same periods in 2003 and 2002, if the existing standards had been continued. In addition, we recorded $0.5 million, $0.6 million and $1.5 million of other intangible amortization during the years ended December 31, 2003, 2002 and 2001, respectively. In lieu of goodwill amortization, we were required to perform annual impairment reviews of our goodwill. No impairment was found as a result of either our initial impairment review or our 2003 and 2002 year-end reviews.

     Revenue Recognition

     We recognize revenue when four criteria are met. These include (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price is fixed and determinable, and (iv) collectibility is reasonably assured.

•	We recognize revenue at the time of shipment to distributors for substantially all products, as title and risk of loss pass to these customers on delivery to the common carrier. We recognize revenue for the remainder of our customers when the product is delivered, except as noted below. Our distributors do not have the right to return products.

•	We recognize revenue on sales of instruments after the instrument is installed because installation is considered essential to the usability of the instrument, and the customer has accepted the instrument.

•	We recognize service revenue at the time the service is performed.

•	We recognize revenue associated with extended maintenance agreements ratably over the life of the contracts. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•	We recognize revenue from noncancelable software licenses and hardware systems upon installation of the software (and completion of training if applicable) or hardware and customer acceptance because collection is probable and we have no significant further obligations.

•	We recognize revenue on certain instrument systems under rental programs over the life of the rental agreement. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

     When instruments are sold together with extended maintenance agreements, we allocate revenue to the extended maintenance agreement under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly the total consideration received is allocated to the elements based on their relative fair values, which is determined by amounts charged separately for the delivered and undelivered elements to other customers. The deferred revenue related to the extended maintenance agreements is recognized ratably over the maintenance period. The delivered elements are recognized as revenue when appropriate under the policies described above. Shipping costs reimbursed by the customer are included in revenue.

     We record estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers future rights such as free or discounted goods or services or trade-in rights. We estimate these reductions based on our experience with similar customer programs in prior years. Revenue reductions are finalized on a quarterly basis for most programs upon issuance of credits or free or discounted products. For the SNAP-Up-the-Savings™ program, estimates of future customer credits are revised quarterly and finalized annually in the third quarter of each year upon the issuance of credits to customers. For our Practice Developer™ volume discount program, we have reduced revenue assuming all points granted will result in future credits because we do not have sufficient experience with this program to estimate customer point forfeitures.

     We recognize revenue only in those situations where collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on detailed analysis of specific client situations and percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.

     Income Taxes

     We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable, respectively; and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have recorded a valuation allowance on certain deferred tax assets that relate to state and international net operating loss carryforwards and certain other unrealizable international deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     We do not provide for U.S. income taxes on earnings of our subsidiaries outside of the U.S. As of December 31, 2003, we had unremitted earnings in subsidiaries outside the U.S. of $60.4 million, on which no U.S. taxes have been provided. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when tax-effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of foreign earnings.

     Warranty Reserves

     We provide for the estimated cost of product warranties at the time revenue is recognized. Our actual warranty obligation is affected by product failure rates and service costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from our estimates, which are based on historical data and engineering estimates, where applicable, revisions to the estimated warranty liability would be required. As of December 31, 2003 and 2002, we had accrued $3.7 million and $0.3 million for estimated warranty expense, respectively. Warranty expense was $4.0 million, $0.4 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The increase in warranty accrual and expense is due to our launch of the LaserCyte® system in the fourth quarter of 2002. We expect sales of LaserCyte® will continue to increase in 2004 and beyond. We will charge warranty expense to the cost of LaserCyte® sales based upon our experience with instrument sales and engineering information about the system. Should actual warranty expense exceed our estimates, our cost of sales of LaserCyte® systems would increase.

     Estimates for Certain Claims

     We purchase insurance policies annually for individual and aggregate amounts of employee health insurance claims. We are self-insured for up to $0.1 million per claim and up to an aggregate limit based on the number of employees enrolled in the plan per month, which is estimated to be $10 million annually. We estimate our liability for employee health claims based on individual and aggregate coverage, our monthly claims experience, the number of employees enrolled in the program, and the average time from when a claim is incurred to the time it is reported.

     We purchase workers’ compensation insurance policies annually. Prior to January 1, 2003, we were fully insured for workers’ compensation claims. Beginning January 1, 2003, we purchased an insurance policy where we are liable for the first $0.25 million in claims per occurrence and up to an aggregate limit based on payroll, which is estimated to be $1.4 million for 2003. We renewed this policy effective January 1, 2004. We estimate our liability for workers’ compensation claims based on the insurance policy limits, claims incurred and the estimated ultimate cost to litigate and/or settle the claims.

     Periodically we are notified that a claim is being made against us. We evaluate each claim based on the facts and circumstances of each claim. If warranted, we provide for our best estimate of the cost to settle or litigate the claim and evaluate the liability recorded quarterly.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

Revenue

     Total Company. Revenue for the total company increased $63.3 million, or 15%, to $476.0 million from $412.7 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

					Percentage
				Percentage	Change from
Net Sales (in thousands)	2003	2002	Dollar Change	Change	Currency

CAG	$384,419	$326,897	$57,522	17.6%	3.6%
WATER	46,936	41,969	4,967	11.8%	4.2%
FDG	44,637	43,804	833	1.9%	8.0%

Total	$475,992	$412,670	$63,322	15.3%	4.1%

     Companion Animal Group. Revenue for CAG increased $57.5 million, or 18%, to $384.4 million from $326.9 million in the same period of the prior year. This increase resulted primarily from sales of instruments, rapid assay products, instrument consumables, laboratory services, pharmaceutical products, and veterinary practice management software and services. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $11.8 million, or 4%, to the increase in CAG revenue.

     The increase in sales of instruments (an increase of approximately $18.5 million, or 127%) was due primarily to increased sales of the LaserCyte® hematology system, which was launched in the fourth quarter of 2002, partially offset by lower sales of QBC® VetAutoread ™ systems.

     The increase in sales of rapid assay products (an increase of approximately $13.2 million, or 18%) was due to increased domestic clinic-level sales of canine products and to a lesser degree, feline products, higher average unit prices, the impact of reductions in distributors’ inventory levels in 2002 and the favorable impact of currency exchange rates on sales outside the U.S. The increased sales volume was due in part to the apparent temporary difficulty of one of our competitors in supplying certain competitive products to the market. In January 2004 this competitor announced that it had reentered the heartworm market. In addition, another competitor announced that it has entered the heartworm market. As a result, we believe that competition in the heartworm market will increase in 2004.

     The increase in sales of instrument consumables (an increase of approximately $13.1 million, or 12%) was due primarily to increased sales of VetTest® slides and, to a lesser extent, LaserCyte® tubes, partially offset by reduced sales of QBC® VetAutoread ™ tubes resulting from the replacement of QBC® VetAutoread ™ systems by LaserCyte® systems. The overall increase in sales of instrument consumables was due to the favorable impact of currency exchange rates on sales outside the U.S., the impact of reductions in distributors’ inventory levels in 2002, higher volume outside the U.S. and increased domestic clinic-level sales.

     Shipments to distributors of our consumables and rapid assay products during 2002 were significantly reduced by the Company as part of a plan to reduce product inventories held by distributors. The reduced shipments during 2002 create a favorable year-to-year comparison that causes reported growth in 2003 to exceed the Company’s estimates of the underlying clinic-level growth for these products.

     The increase in sales of laboratory services (an increase of approximately $11.9 million, or 15%) resulted primarily from higher volume primarily in the US and to a lesser extent in the UK and Australia, the favorable impact of currency exchange rates on sales at our laboratories outside the U.S. and favorable pricing.

     The increase in sales of pharmaceutical products (an increase of approximately $1.8 million, or 35%), resulted from sales of a product licensed to a third party and to a lesser extent growth of existing products.

     The increase in sales of veterinary practice management software and services (an increase of approximately $0.6 million, or 3%), resulted primarily from higher volume of complete system sales, and increased hardware sales.

     Water. Revenue for Water increased $5.0 million, or 12%, to $46.9 million from $42.0 million for the same period of the prior year. The increase resulted primarily from higher sales volume of water testing products and the favorable impact of currency exchange rates on sales outside the U.S. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $1.8 million, or 4%, to the increase in Water revenue.

     Food Diagnostics Group. Revenue for FDG increased $0.8 million, or 2%, to $44.6 million from $43.8 million for the same period of the prior year. The increase was due to the favorable impact of currency exchange rates on sales outside the U.S. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $3.5 million, or 8%, to the increase in FDG revenue.

     The increase in sales of production animal diagnostics (an increase of approximately $1.1 million, or 4%) resulted from the favorable impact of currency exchange rates on sales outside the U.S. These increases were partially offset by lower average unit prices and sales volume.

     The decrease in sales of dairy testing products (a decrease of approximately $0.3 million, or 2%) was attributable to lower unit sales volume, offset partially by the favorable impact of currency exchange rates on sales outside the U.S.

Gross Profit

     Total Company. Gross profit for the total company increased $37.6 million, or 20%, to $230.3 million from $192.7 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased to 48% in 2003 from 47% in 2002. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

		Percent of		Percent of
Gross Profit (in thousands)	2003	Sales	2002	Sales

CAG	$175,612	45.7%	$142,726	43.7%
WATER	31,483	67.1%	28,612	68.2%
FDG	23,209	52.0%	21,387	48.8%

Total	$230,304	48.4%	$192,725	46.7%

     Companion Animal Group. Gross profit for CAG increased $32.9 million, or 23%, to $175.6 million from $142.7 million in the same period of the prior year due to increased sales volume across the CAG product lines and, to a lesser extent, to an increase in the gross profit percentage. As a percentage of CAG revenue, gross profit increased to 46% from 44% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to greater relative sales of rapid assay products and the 2003 termination of a low margin veterinary referral business, productivity improvements across CAG product lines in service and distribution operations, the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, reduced amortization of VetTest® instruments in our rental and trade-up programs as units become fully amortized and increased average unit prices of rapid assay products and laboratory services. These increases were partially offset by higher sales of our lower gross margin LaserCyte® hematology instrument and by the higher cost of VetTest® slides purchased in 2002 and sold in 2003 as a result of the 2002 renegotiation of our VetTest® slide supply agreement with Ortho. VetTest® slides purchased in 2002 were sold as of the end of the third quarter of 2003. Therefore, beginning in the fourth quarter of 2003, the associated cost of sales was reduced to a level more comparable with the first nine months of 2002.

     Water. Gross profit for Water increased $2.9 million, or 10%, to $31.5 million from $28.6 million for the same period in the prior year, primarily due to increased revenue partially offset by a decrease in the gross profit percentage. As a percentage of Water revenue, gross profit decreased to 67% from 68% for the same period in the prior year. The decrease in gross profit percentage was attributable primarily to higher royalty expenses, the net impact of currency exchange and exchange contract losses, unfavorable manufacturing variances, and an unfavorable product mix of higher sales of lower margin accessories.

     Food Diagnostics Group. Gross profit for FDG increased $1.8 million, or 9%, to $23.2 million from $21.4 million for the same period in the prior year, primarily due to an increase in the gross profit percentage. As a percentage of FDG revenue, gross profit increased to 52% from 49% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to reduced inventory writedowns in 2003 compared to those recognized in the same period in 2002, primarily on an instrument and related components sold by the dairy business.

Operating Expenses

     Total Company. Total company operating expenses increased $23.0 million to $149.9 from $126.9 million for the same period of the prior year. As a percentage of revenues, operating expenses remained flat at 31%. The following tables present operating expenses and operating income for the Company and its operating segments:

Operating Expenses		Percentage of		Percentage of	Dollar	Percentage
(in thousands)	2003	Sales	2002	Sales	Change	Change

CAG	$120,396	31.3%	$96,674	29.6%	$23,722	24.5%
WATER	10,549	22.5%	10,235	24.4%	314	3.1%
FDG	15,603	35.0%	13,724	31.3%	1,879	13.7%
Other	3,369	N/A	6,277	N/A	(2,908)	(46.3%)

Total	$149,917	31.5%	$126,910	30.8%	$23,007	18.1%

Operating Income		Percentage of		Percentage of	Dollar	Percentage
(in thousands)	2003	Sales	2002	Sales	Change	Change

CAG	$55,216	14.4%	$46,052	14.1%	$9,164	19.9%
WATER	20,934	44.6%	18,377	43.8%	2,557	13.9%
FDG	7,606	17.0%	7,663	17.5%	(57)	(0.7%)
Other	(3,369)	N/A	(6,277)	N/A	2,908	(46.3%)

Total	$80,387	16.9%	$65,815	15.9%	$14,572	22.1%

     Companion Animal Group. Operating expenses for CAG increased $23.7 million, or 25%, to $120.4 million from $96.7 million in the same period of the prior year. The increase was attributable to a 28% (approximately $12.7 million) increase in sales and marketing expense, a $7.5 million increase in other expense, a 9% (approximately $1.9 million) increase in research and development expense, and a 6% (approximately $1.7 million) increase in general and administrative expense. The increase in sales and marketing expenses resulted primarily from increased personnel and marketing program costs, increased costs to support the ramp up in LaserCyte® sales and the unfavorable impact of foreign currency denominated expenses.

     The increase in other expense is primarily due to a $7.4 million charge for the write-down of production equipment purchased for the manufacture of consumables for use in an alternative clinical chemistry system. In October 2003 we extended our relationship with Ortho, which supplies the VetTest slides. We committed to develop a next generation clinical chemistry system based on Ortho’s dry slide technology and discontinued efforts to develop the alternative system.

     The increase in research and development expense results from increased staffing. The increase in administrative expenses reflects higher spending on information technology and other corporate functions and an increase in bad debt provisions, offset partially by the elimination of certain expenses related to legal matters that concluded in 2002.

     Water. Operating expenses for Water increased $0.3 million, or 3%, to $10.5 million from $10.2 million in the same period of the prior year. The increase was attributable to a 21% (approximately $0.9 million) increase in sales and marketing expenses and an 11% (approximately $0.2 million) increase in research and development expenses, partly offset by a $0.8 million reduction in other expenses. The increase in sales and marketing expenses resulted primarily from increased marketing activities and headcount. The increase in research and development expenses was due to new product development efforts. The decrease in other expenses reflects the absence of certain non-recurring expenses that were recognized in 2002 associated with a write-off of intangible assets and litigation that concluded in 2002.

     Food Diagnostics Group. Operating expenses for FDG increased $1.9 million, or 14%, to $15.6 million from $13.7 million in the same period of the prior year. The increase was attributable to a 23% (approximately $1.4 million) increase in sales and marketing expenses, a 17% ($0.7 million) increase in administrative expenses, and a 16% ($0.6 million) increase in research and development expenses, partly offset by a $0.8 million increase in other income. The increase in sales and marketing expenses resulted primarily from increased marketing activities and headcount, and from expenses incurred in connection with the formation of the China joint venture (see Note 14 to the consolidated financial statements). The increase in administrative expenses reflects an increase in administrative support expenses outside of the U.S., including support of the China joint venture and higher spending on information technology and other corporate functions. The increase in research and development expenses was due to new product development efforts, primarily related to products for diagnosis of transmissible spongiform encephalopathies. The increase in other income was primarily due to a favorable revision of an estimate of royalty obligations under a technology license.

     Other. Operating expenses for 2003 decreased $2.9 million or 46% to $3.4 million from $6.3 million for the same period in period in the year. The decrease resulted primarily from $3.4 million in non-recurring benefits provided in 2002 in connection with the retirement of our former Chairman and Chief Executive Officer in January 2002, partly offset by corporate research and development hiring costs incurred in 2003.

Interest Income

     Net interest income was $2.9 million for 2003 compared with $3.0 million during 2002. The decrease was due to lower effective interest rates and the receipt in 2002 of $0.3 million in interest on a domestic tax refund. The decrease was partially offset by interest earned on higher invested cash balances.

Provision for Income Taxes

     Our effective tax rate was 31.5% for 2003 compared with 34.0% for 2002. The decrease in the effective rate is due to ongoing domestic and international tax planning initiatives, revisions to prior year international tax estimates and the charge to write-down fixed assets discussed above occurring in a high-tax jurisdiction. The write-down reduced the effective tax rate by 0.5%.

Twelve Months Ended December 31, 2002 Compared to Twelve Months Ended December 31, 2001

Revenue

     Total Company. Revenue for the total company increased $26.6 million, or 7%, to $412.7 million from $386.1 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

					Percentage
				Percentage	Change from
Net Sales (in thousands)	2002	2001	Dollar Change	Change	Currency

CAG	$326,897	$308,048	$18,849	6.1%	0.7%
WATER	41,969	38,303	3,666	9.6%	1.0%
FDG	43,804	39,730	4,074	10.3%	1.5%

Total	$412,670	$386,081	$26,589	6.9%	0.9%

     Companion Animal Group. Revenue for CAG increased $18.8 million, or 6%, to $326.9 million from $308.0 million in the same period of the prior year. The increase resulted primarily from sales of laboratory services and instrument consumables and, to a lesser extent, rapid assay products, veterinary practice management software and services and instruments. These increases were partially offset by reduced sales of pharmaceutical products. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $2.3 million or 1% to the increase CAG revenue.

     The increase in sales of laboratory services (an increase of approximately $7.3 million, or 10%) resulted primarily from higher volume worldwide and, to a lesser extent, price increases in the U.S. and the impact of currency exchange rates on sales at our laboratories outside the U.S.

     The increase in sales of instrument consumables (an increase of approximately $6.2 million, or 6%) resulted primarily from increased unit sales of VetTest® slides worldwide and, to a lesser extent, the impact of currency exchange rates on sales outside of the U.S. The increase in revenues was positively impacted by depressed 2001 sales that resulted from a late 2000 marketing program that pulled sales into 2000. Revenues were negatively impacted due to a decrease in distributor inventories of instrument consumables in 2002.

     The increase in sales of rapid assay products (an increase of approximately $3.1 million, or 5%) resulted primarily from increased clinic-level sales of canine heartworm and feline test kits, offset primarily by the negative impact of changes in distributor inventory levels, and increased accruals on sales of canine heartworm test kits due to higher customer participation in a volume rebate program.

     The increase in sales of veterinary practice management software and services (an increase of approximately $1.4 million, or 7%), resulted primarily from higher volume of complete system sales, and increased hardware upgrade sales.

     The increase in sales of instruments (an increase of approximately $1.1 million, or 8%) was due to sales of LaserCyte® systems and, to a lesser extent, VetTest® systems, partially offset by reduced sales of our QBC® VetAutoread™ hematology instrument, primarily due to a shift in marketing and customer focus to the LaserCyte® system.

     The decrease in sales of pharmaceutical products (a decrease of $0.3 million or 6%) was due to a decline in sales of the Company’s ACAREXX® feline ear mite treatment, offset partially by increased sales of PZI VET® insulin, which was launched on a commercial basis in the fourth quarter of 2002.

     Water. Revenue for Water increased $3.7 million, or 10%, to $42.0 million from $38.3 million for the same period of the prior year. The increase resulted primarily from increased sales volume in Europe and the Americas, and to a lesser extent, price increases in the U.S.

     Food Diagnostics Group. Revenue for FDG increased $4.1 million, or 10%, to $43.8 million from $39.7 million for the same period of the prior year. The increase was primarily due to increased sales of production animal diagnostics offset partially by a decrease in sales of dairy testing products.

     The increase in sales of production animal diagnostics (an increase of approximately $4.9 million, or 22%) resulted primarily from higher unit sales of livestock products and, to a lesser extent, price increases on livestock products and the impact of currency exchange rates on sales outside of the U.S. Approximately half of the increased sales of livestock products were the result of government sponsored testing initiatives in Germany.

     The decrease in sales of dairy testing products (a decrease of approximately $0.8 million, or 5%) was primarily attributable to lower unit sales volume as a result of increased competition.

Gross Profit

     Total Company. Gross profit for the total company increased $9.4 million, or 5%, to $192.7 million from $183.3 million for the same period in the prior year.As a percentage of total company revenue, gross profit remained flat at 47%.The following table presents gross profit and gross profit percentage for the Company and its operating segments:

		Percent of		Percent of
Gross Profit (in thousands)	2002	Sales	2001	Sales

CAG	$142,726	43.7%	$137,782	44.7%
WATER	28,612	68.2%	26,130	68.2%
FDG	21,387	48.8%	19,419	48.9%

Total	$192,725	46.7%	$183,331	47.5%

     Companion Animal Group. Gross profit for CAG increased $4.9 million, or 4%, to $142.7 million from $137.8 million in the same period of the prior year, primarily due to increased sales volume across the CAG product lines, partially offset by a reduction in the gross profit percentage. As a percentage of CAG revenue, gross profit declined from 45% for the same period in the prior year to 44%. The decrease in gross profit percentage was attributable primarily to foreign exchange hedge contract losses in 2002 compared to gains in 2001; increased amortization due to additional placements of VetTest® instruments in our rental and trade-up programs; and a net unfavorable change in manufacturing variances. These factors were offset partially by productivity improvements across CAG product lines, partly due to increased revenue spread against the fixed cost portion of our expense base;

the positive impact of the strengthening of the Euro and British Pound on sales denominated in those currencies; reversal of an accrual for potential loss on our VetTest® slide supply agreement with Ortho as a result of an amendment to our supply agreement in October 2002 that reduced our minimum purchase obligations under the agreement; and higher prices, primarily on laboratory services and feline test kits.

     Water. Gross profit for Water increased $2.5 million, or 9%, to $28.6 million from $26.1 million for the same period in the prior year, primarily due to increased sales volume. As a percentage of Water revenue, gross profit was unchanged at 68%. Gross profit percentage benefited from favorable manufacturing variances and reduced inventory writedowns, higher prices, and the positive impact of the strengthening of the Euro and British Pound on revenue. These increases were offset by higher distribution costs.

     Food Diagnostics Group. Gross profit for FDG increased $2.0 million, or 10%, to $21.4 million from $19.4 million for the same period in the prior year, primarily due to increased sales volume in production animal diagnostics. As a percentage of FDG revenue, gross profit was unchanged at 49%. Gross profit percentage benefited from a favorable mix of higher margin poultry and livestock products, reduced distribution and freight costs, higher prices for livestock products, and the positive impact of the strengthening of the Euro and British Pound on revenue. These increases were offset by higher inventory writedowns of certain dairy and production animal diagnostic products and royalty accruals on certain livestock products.

Operating Expenses

     Total Company. Total company operating expenses increased $0.1 million to $126.9 from $126.8 million for the same period of the prior year. As a percentage of revenues, operating expenses declined to 31% from 33%. The following tables present operating expenses and operating income for the Company and its operating segments:

Operating Expenses		Percentage of		Percentage of	Dollar	Percentage
(in thousands)	2002	Sales	2001	Sales	Change	Change

CAG	$96,674	29.6%	$101,183	32.8%	$(4,509)	(4.5%)
WATER	10,235	24.4%	9,807	25.6%	428	4.4%
FDG	13,724	31.3%	13,066	32.9%	658	5.0%
Other	6,277	N/A	2,723	N/A	3,554	130.5%

Total	$126,910	30.8%	$126,779	32.8%	$131	0.1%

Operating Income		Percentage of		Percentage of	Dollar	Percentage
(in thousands)	2002	Sales	2001	Sales	Change	Change

CAG	$46,052	14.1%	$36,599	11.9%	$9,453	25.8%
WATER	18,377	43.8%	16,323	42.6%	2,054	12.6%
FDG	7,663	17.5%	6,353	16.0%	1,310	20.6%
Other	(6,277)	N/A	(2,723)	N/A	(3,554)	130.5%

Total	$65,815	15.9%	$56,552	14.6%	$9,263	16.4%

     Companion Animal Group. Operating expenses for CAG decreased $4.5 million, or 4%, to $96.7 million from $101.2 million in the same period of the prior year. This decrease resulted primarily from the impact of adoption of SFAS No. 142 (under which the Company ceased amortizing goodwill); a reduction in severance and related costs; a reduction in marketing expense associated with feline diagnostic products (due to a direct-to-consumer marketing campaign in 2001); a reduction in bad debt expense; and savings from the consolidation of our pharmaceuticals and companion animal diagnostics sales forces. These decreases were offset partially by increased spending on sales and marketing (including the unfavorable impact of foreign exchange) to support higher sales volumes; litigation spending, net of a settlement received, related to the Company’s patent infringement lawsuit against Abaxis, Inc. and S.A. Scientific, Inc.; and increased research and development expenses.

     Water. Operating expenses for Water increased $0.4 million, or 4%, to $10.2 million from $9.8 million in the same period of the prior year. The increase was attributable to the write-off of non-performing intangible assets (associated with the 2000 acquisition of Genera Technologies Limited), litigation that concluded in 2002, and new product development efforts, offset partially by the impact of adoption of SFAS No. 142 and a reduction in bad debt expense.

     Food Diagnostics Group. Operating expenses for FDG increased $0.7 million, or 5%, to $13.7 million from $13.1 million in the same period of the prior year. The increase was primarily due to new product development efforts, primarily related to products for diagnosis of transmissible spongiform encephalopathies; increased marketing activities and headcount; and an increase in administrative support expenses outside of the U.S. These increases were partially offset by a decrease in bad debt experience.

     Other. Operating expenses for other, which consist of $2.9 million in corporate research and development and $3.4 million in charges related to our Chief Executive Officer succession, increased $3.6 million to $6.3 million from $2.7 million in the same period of the prior year. The increase resulted primarily from benefits provided in connection with the retirement of our former Chairman and Chief Executive Officer in January 2002. Under an employment agreement, we were required to make certain payments to our former Chief Executive Officer and provide certain benefits to him following his retirement and the succession to our new Chief Executive Officer. During 2002 we incurred charges under this agreement of $3.4 million, of which $1.8 million was non-cash.

Interest Income

     Net interest income was $3.0 million for 2002 compared with $2.2 million during 2001. The increase was due to higher invested cash balances and the receipt of $0.3 million in interest on a domestic tax refund. These increases were partially offset by lower effective interest rates.

Provision for Income Taxes

     Our effective tax rate was 34% for 2002 compared with 36% for 2001. The reduction in the effective tax rate was primarily due to the elimination of nondeductible goodwill associated with the adoption of SFAS No. 142.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses the accounting treatment for arrangements that provide for the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF No. 00-21 effective January 2003. The adoption of EITF No. 00-21 had no material impact on the consolidated financial statements.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements for interim or annual periods ending after December 15, 2002. We have adopted the additional disclosure provisions of this statement required for the year ended December 31, 2002 and the recognition provisions for the quarter ended March 31, 2003. There were no impacts of the adoption of this statement.

     In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”). FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires additional related disclosures. Certain disclosure provisions of FIN 46R apply to all financial statements issued after January 31, 2003, the consolidation provisions apply to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and the remaining provisions, with the exception of interest in special purpose entities, apply at the end of the first fiscal year or interim period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Application for interest in special purpose entities is required for periods after December 15, 2003. The adoption of FIN 46R had no material impact on the consolidated financial statements.

     In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” (“SAB No.104”) which replaces SAB No. 101. This staff accounting bulletin revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. This staff accounting bulletin also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. SAB No. 104 also rescinds the accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21. The adoption of this standard did not have a material impact on the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     We fund the capital needs of our business through cash generated from operations. At December 31, 2003 and 2002, we had $220.7 million and $147.2 million of cash, cash equivalents and short-term investments, respectively, and working capital of $269.9 million and $217.7 million, respectively. As of December 31, 2003 and 2002, we also had long-term investments primarily in municipal bonds of $35.1 million and $15.6 million, respectively. As of December 31, 2003 and 2002 we had total cash, short-term investments and long-term investments of $255.8 million and $162.8 million, respectively.

     Effective January 1, 2003, we entered into a workers’ compensation insurance policy where we retain the first $0.25 million in claim liability per incident and up to specific limits, based on payroll, in claim liability in the aggregate. We renewed this workers’ compensation policy effective January 1, 2004. We are liable for up to $1.4 million in aggregate claim liability for 2003 and estimate that we will be liable for up to $2.0 million for 2004. We have recorded our estimated claim liability as of December 31, 2003 based on claims incurred and the estimated ultimate cost to settle the claims. The insurance company administers and pays these claims and we reimburse the insurance company for our portion of these claims. The insurance company also provides insurance for claims above the individual occurrence and aggregate limits. We issued a $0.5 million letter of credit to the insurance company as security for these claims as of December 31, 2003 and agreed to issue an additional $0.6 million letter of credit for 2004.

     We purchased approximately $16.9 million in fixed assets and $2.7 million in other long-term assets during the year ended December 31, 2003, principally related to the CAG segment. Our total capital budget for 2004 is approximately $23.0 million. Research and development expense as a percentage of revenue for 2004 is expected to be consistent with 2003 levels. Under certain supply agreements with suppliers of veterinary instruments, slides for our VetTest® instruments and certain raw materials, at December 31, 2003 we had aggregate commitments to purchase approximately $68.3 million of products in 2004.

     Cash provided by operating activities was $117.2 million during 2003. Cash of $16.6 million was provided by an increase in accruals, defined as accrued expenses, accrued employee compensation and related expenses, accrued taxes and accrued marketing and customer programs, attributable primarily to increased liabilities for taxes, compensation and related liabilities and warranty expense. Cash of $13.0 million was generated from the income tax benefit obtained due to the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. Cash of $9.6 million was generated by an increase to accounts payable due primarily to the timing of quarterly shipments of VetTest slides from Ortho. The non-cash write down of manufacturing equipment reduced our net income by $7.4 million and therefore is added back to cash generated from operations. Cash of $5.6 million was used by an increase in accounts receivable due to high sales volume.

     During 1999 and 2000, the Board of Directors authorized the purchase of up to 10,000,000 shares of our common stock in the open market or in negotiated transactions. In October 2003, the Board authorized the purchase of an additional 2,000,000 shares of common stock. During 2003, we repurchased approximately 927,000 shares of our common stock for $36.2 million. As of December 31, 2003, 2002 and 2001, approximately 9,541,000, 8,614,000 and 7,614,000 cumulative shares, respectively, had been repurchased under these programs. During 2003, the Company received approximately 133,000 shares of stock, which were owned by the holder for greater than six months, in payment for the exercise price of stock options. The shares of stock had a fair market value of $4.9 million. See Note 11 to the consolidated financial statements.

     We are required to make the following payments in the years below:

(in thousands)	Total	2004	2005-2006	2007-2008	After 2008

Minimum royalty payments	$8,848	$375	$1,469	$2,454	$4,550
Operating leases	41,113	5,707	8,879	6,920	19,607
Unconditional purchase obligations (1)	192,229	68,329	64,900	41,300	17,700

Total contractual cash obligations	$242,190	$74,411	$75,248	$50,674	$41,857

(1)	Of this amount, $170.4 million represents our minimum purchase obligation under our VetTest® slide supply agreement with Ortho.

     We believe that current cash, short-term investments, long-term investments, and funds generated from operations will be sufficient to fund our operations and capital purchase requirements.

FUTURE OPERATING RESULTS

     The future operating results of IDEXX involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

     IDEXX’s Future Growth Depends on Several Factors

     The future success of our business depends upon our ability to successfully implement various strategies, including:

•	developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products and a new clinical chemistry instrument, and improving and enhancing existing products, including LaserCyte®;

•	expanding our market by increasing use of our products by our customers;

•	strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;

•	developing and implementing new technology development and licensing strategies; and identifying and completing acquisitions that enhance our existing businesses or create new business areas for us.

However, we may not be able to successfully implement some or all of these strategies and increase or sustain our rate of growth.

     IDEXX’s Markets Are Competitive and Subject to Rapid and Substantial Technological Change

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

     IDEXX’s Products and Services Are Subject to Various Government Regulations

     In the U.S., the manufacture and sale of our products are regulated by agencies such as the U.S. Department of Agriculture (“USDA”), U.S. Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale. Our water testing products must be approved by the EPA before they may be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. The manufacture and sale of our products are subject to similar laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.

     We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP® Beta-lactam dairy testing products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue testing products were $16.1 million in 2003.

     Commercialization of animal health pharmaceuticals in the U.S. requires prior approval by the FDA. To obtain such approvals we are required to submit substantial clinical, manufacturing and other data to the FDA. Regulatory approval for products submitted to the FDA may take several years and following approval, the FDA continues to regulate all aspects of the manufacture, labeling, storage, record keeping and promotion of pharmaceutical products. We have two animal pharmaceutical products in registration with the FDA, including a nonsteroidal anti-inflammatory for the treatment of lameness in horses and an injectible antibiotic for cats. Failure to obtain, or delays in obtaining, FDA approval for these products would have a negative impact on our future growth.

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

     The market for diagnostic tests could be negatively impacted by the introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Such a decline could have a material adverse effect on the results of operations.

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

     In the past, we have received notices claiming that our products infringe third-party patents and we may receive such notices in the future. Patent litigation is complex and expensive and the outcome of patent litigation can be difficult to predict. We cannot assure that we will win a patent litigation case or negotiate an acceptable resolution of such a case. If we lose, we may be stopped from selling certain products and/or we may be required to pay damages and/or ongoing royalties as a result of the lawsuit. Any such adverse result could have a material adverse effect on our results of operations.

     IDEXX Purchases Materials for Its Products from a Limited Number of Sources

     We currently purchase certain products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and therefore may not be available from other sources. These products include our VetTest chemistry and QBC® VetAutoread™ hematology analyzers and related consumables, computed radiography systems, active ingredients for pharmaceutical products, including NAVIGATOR®, and certain components of our SNAP® rapid assay devices, water testing products, and LaserCyte® systems. If we are unable to obtain adequate quantities of these products in the future, then we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations.

     The supplier of our computed radiography systems has informed us that it believes we are in breach of our supply agreement. We believe we have complied fully with that agreement and we have filed suit against that supplier seeking declaratory judgment from the court that we are not in breach of the agreement, an order from the court compelling the supplier to honor our agreement and damages for certain breaches of the agreement by the supplier. The supplier has asserted counter-claims against us alleging, among other things, breaches of implied covenants in the contract. We believe we have strong defenses to these counter-claims and intend to contest them vigorously. An adverse result in this litigation could result in loss of supply of our computed radiography instruments and/or a requirement that we pay damages to the supplier. Revenue from this product line was $1.3 million in 2003.

     The slides sold for use in our VetTest® instruments are purchased under an agreement with Ortho at fixed prices. Under this agreement we are required to purchase a minimum of $170.4 million of slides through 2010. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of slides to our customers, our profits on slide sales would decline because we purchase slides at fixed prices.

     IDEXX’s Biologic Products are Complex and Difficult to Manufacture

     Many of our products are biologics, which are products that are comprised of materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex. Unlike products that rely on chemicals for efficacy (such as most pharmaceuticals), biologics are difficult to characterize due to the inherent variability of biological materials. Difficulty in characterizing biological materials limits the precision of specifications for these materials, which creates greater risk in the manufacturing process. We attempt to mitigate risk associated with the manufacture of biologics by utilizing multiple vendors, manufacturing some of these materials ourselves and maintaining substantial inventories of materials that have demonstrated the appropriate characteristics. However, there can be no assurance that we will be able to maintain adequate sources of biological materials or that biological materials that we maintain in inventory will yield finished products that satisfy applicable product release criteria. Our inability to obtain necessary biological materials or to manufacture successfully biologic products that incorporate such materials would have a material adverse effect on our results of operations.

     IDEXX’s Sales Are Dependent on Distributor Purchasing Patterns

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

     Inventories of Pharmaceutical Products Under Development May Not Be Usable

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 13 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure. See Note 2(m) to our consolidated financial statements.

     The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts with a duration of less than 12 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following twelve months. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. As of December 31, 2003, the Company had $3.0 million in unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $1.4 million in taxes.

     Our currency rate exposure at December 31, 2003 consisted of local currency revenues and expenses, the impact of hedge contracts and balances denominated in a currency other than the Company’s or its subsidiaries’ functional currency. Based on our overall currency rate exposure excluding unrealized losses of $4.4 million at December 31, 2003 and $2.6 million at December 31, 2002, a 10% strengthening of the U.S. dollar relative to foreign currencies would reduce operating income by approximately $2.2 million for 2004. A 10% strengthening of the U.S. dollar from December 31, 2002 would have reduced operating income for 2003 by approximately $2.4 million. A 10% weakening of the U.S. dollar relative to foreign currencies at December 31, 2003 would increase operating income by approximately $2.2 million in 2004. A 10% weakening of the U.S. dollar from December 31, 2002 would have increased operating income by approximately $2.4 million in 2003. As of December 31, 2003 a 10% strengthening of the U.S. dollar relative to foreign currencies, excluding the impact of hedge contracts currently in place, would reduce operating income by approximately $8.1 million in 2004 , compared to $7.4 million in 2003 and the effects of a 10% weakening of U.S. dollar relative to foreign currencies, excluding the impact of hedge contracts currently in place, would increase operating income by approximately $8.1 million in 2004 compared to $7.4 million in 2003.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2003. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

     (b)  Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the sections entitled “Board of Directors” and “Election of Directors” in the Company’s definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” in the Company’s definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Ownership of Common Stock by Directors and Officers” in the Company’s definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Executive Compensation and Related Information — Employment Agreements” in the Company’s definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Ratification of Independent Auditors — Independent Auditors’ Fees” in the Company’s definitive proxy statement with respect to its 2004 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)

	(1) and (2)	The financial statements set forth in the Index to Consolidated Financial Statements and the Consolidated Financial Statement Schedule are filed as a part of this Annual Report on Form 10-K commencing on page F-1.

(b)		Reports on Form 8-K On October 20, 2003, the Company furnished a Current Report on Form 8-K, under Item 12, containing a copy of its earnings release for the quarter ended September 30, 2003.

(a)(3)	and (c)	The exhibits in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

IDEXX Laboratories, Inc.

By: /s/ Jonathan W. Ayers

Jonathan W. Ayers
President and Chief Executive Officer
March 3, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan W. Ayers Jonathan W. Ayers	President, Chief Executive Officer and Chairman of the Board of Directors	March 3, 2004

/s/ Merilee Raines Merilee Raines	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 3, 2004

/s/ Thomas Craig Thomas Craig	Director	March 3, 2004

/s/ Errol De Souza, PhD Errol De Souza, PhD	Director	March 3, 2004

/s/ William T. End William T. End	Director	March 3, 2004

/s/ Mary L. Good, PhD Mary L. Good, PhD	Director	March 3, 2004

/s/ Rebecca M. Henderson, PhD Rebecca M. Henderson, PhD	Director	March 3, 2004

/s/ Brian P. McKeon Brian P. McKeon	Director	March 3, 2004

/s/ James L. Moody, Jr. James L. Moody, Jr.	Director	March 3, 2004

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit No. 3.1 to Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-19271, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit No. 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-19271, and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement, dated as of January 22, 2001, between the Company and American Stock Transfer & Trust Company as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit No. 1 to Amendment No. 2 to Registration Statement on Form 8-A/A dated March 14, 2001, File No. 0-19271, and incorporated herein by reference).

4.2	Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1	1991 Stock Option Plan of the Company, as amended (filed as Exhibit No. 10.2 to Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-19271 (“2001 Form 10-K”), and incorporated herein by reference).

10.2	1991 Director Option Plan of the Company, as amended (filed as Exhibit No. 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-19271 (“June 2001 10-Q”), and incorporated herein by reference).

10.3	1997 Director Option Plan of the Company, as amended, with the form of option agreement granted thereunder attached thereto (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-19271, and incorporated herein by reference).

10.4	2003 Employee Stock Purchase Plan (filed as Exhibit No. 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File No. 0-19271 (“June 2003 10-Q”) and incorporated herein by reference).

10.5	1997 International Employee Stock Purchase Plan (filed as Appendix C to Definitive Proxy Statement filed April 24, 1997, File No. 0-19271 (“April 1997 Proxy”), and incorporated herein by reference).

10.6	1999 Director Stock Plan of the Company (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-19271, and incorporated herein by reference).

10.7*	U.S. Supply Agreement, effective as of October 16, 2003, between the Company and Ortho-Clinical Diagnostics, Inc. (“Ortho”) (filed herewith).

10.8*	European Supply Agreement, effective as of October 17, 2003, between the Company and Ortho (filed herewith).

10.9	1998 Stock Incentive Plan of the Company, as amended (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.10	2000 Director Option Plan of the Company (filed as Exhibit No. 10.5 to June 2001 10-Q, and incorporated herein by reference).

10.11	Employment Agreement dated January 22, 2002 between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.13 to 2001 Form 10-K, and incorporated herein by reference).

10.12	Executive Employment Agreement dated January 28, 2002 between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.14 to 2001 Form 10-K, and incorporated herein by reference).

10.13	Executive Employment Agreement dated September 8, 2003 between the Company and William C. Wallen (filed herewith).

10.14	Letter Agreement dated August 12, 2003 between the Company and William C. Wallen (filed herewith).

Exhibit No.	Description

10.15	Form of Executive Employment Agreement dated as of May 23, 2001 between the Company and each of Robert S. Hulsy, Merilee Raines, Quentin Tonelli, S. Sam Fratoni and Conan R. Deady (filed as Exhibit No. 10.6 to June 2001 10-Q, and incorporated herein by reference).

10.16	Amendment, Release and Settlement Agreement dated as of September 12, 2002 among the Company, IDEXX Europe B.V., and Ortho-Clinical Diagnostics, Inc. (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.17	Director Deferred Compensation Plan (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 0-19271 (“June 2003 10-Q”), and incorporated herein by reference).

10.18	2003 Stock Incentive Plan, as amended (filed as Exhibit No. 10.2 to June 2003 10-Q and incorporated herein by reference).

10.19	1997 Employee Stock Purchase Plan, as amended (filed as Exhibit No. 10.3 to June 2003 10-Q and incorporated herein by reference).

10.20	Executive Deferred Compensation Plan (filed as Exhibit No. 10.4 to June 2003 10-Q and incorporated herein by reference).

21	Subsidiaries of the Company (filed herewith).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

23.2	Notice Regarding Consent of Arthur Andersen LLP (filed herewith).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Confidential treatment requested as to certain portions.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT
SCHEDULE

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.:

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein as of and for the years ended December 31, 2003 and 2002 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements and financial statement schedule of the Company for the year ended December 31, 2001, prior to the revisions described in Notes 4 and 17, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated January 24, 2002.

     As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

     As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. As described in Note 4, these consolidated financial statements have been restated to include the transitional disclosures required by SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the Company as of January 1, 2002. As described in Note 17, these consolidated financial statements have also been restated to reflect the change in composition of the Company’s reportable segments. We audited the transitional disclosures for 2001 described in Note 4 and the adjustments described in Note 17 that were applied to restate the 2001 consolidated financial statements. In our opinion, the transitional disclosures are appropriate and the adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
January 23, 2004

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

/s/ARTHUR ANDERSEN LLP (1)

Boston, Massachusetts
January 24, 2002

(1)	This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with IDEXX Laboratories, Inc.’s Annual Report on Form 10-K filing for the fiscal year ended December 31, 2001. The inclusion of this previously issued Arthur Andersen LLP report is pursuant to the “Temporary Final Rule and Final Rule Requirements for Arthur Andersen LLP Auditing Clients,” issued by the Securities and Exchange Commission in March 2002. Note that the previously issued Arthur Andersen LLP report includes references to certain fiscal years that are not required to be presented in the accompanying consolidated financial statements as of and for the year ended December 31, 2003. This audit report has not been reissued by Arthur Andersen LLP in connection with the filing of this Annual Report on Form 10-K. As described in Note 4, the Company has presented the transitional disclosures for 2001 required by SFAS No. 142, “Goodwill and Other Intangible Assets”. Also as described in Note 17, the 2001 financial statements have been restated to reflect the change in composition of the Company’s reportable segments. The Arthur Andersen LLP report does not extend to any of these changes to the 2001 consolidated financial statements. The transitional disclosures and adjustments to the 2001 consolidated financial statements referred to in Notes 4 and 17 were reported on by PricewaterhouseCoopers LLP as stated in their report appearing herein.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$186,717	$113,788
Short-term investments	33,988	33,403
Accounts receivable, less reserves of $1,950 and $2,415 in 2003 and 2002, respectively	53,976	45,689
Inventories	75,333	75,086
Deferred income taxes	13,775	13,934
Other current assets	6,800	6,114

Total current assets	370,589	288,014

Long-term investments	35,082	15,572

Property and Equipment, at cost:
Land	1,202	1,195
Buildings	5,213	5,144
Leasehold improvements	23,139	22,290
Machinery and equipment	44,843	45,296
Office furniture and equipment	34,802	35,521
Construction in progress	2,824	5,863

	112,023	115,309
Less accumulated depreciation and amortization	66,799	65,854

	45,224	49,455

Other Long-term Assets:
Goodwill, net of accumulated amortization of $30,361 and $29,948 for 2003 and 2002, respectively	54,994	52,321
Other intangible assets, net of accumulated amortization of $5,090 and $4,373 for 2003 and 2002, respectively	6,772	3,836
Other noncurrent assets, net	9,214	8,228

	70,980	64,385

TOTAL ASSETS	$521,875	$417,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$19,160	$9,427
Accrued expenses	23,926	20,173
Accrued employee compensation and related expenses	20,792	17,052
Accrued taxes	21,327	8,817
Accrued marketing and customer programs	6,762	6,170
Notes payable	494	973
Deferred revenue	8,275	7,662

Total current liabilities	100,736	70,274

Long-term Liabilities:
Deferred tax liabilities	236	226
Warranty reserve	1,053	46
Deferred revenue	5,772	5,907

Total long-term liabilities	7,061	6,179

Commitments and Contingencies (Note 8)
Partner’s Interest in Consolidated Subsidiary (Note 14)	786	—

Stockholders’ Equity:
Preferred stock, $1.00 par value; Authorized: 500 shares, none issued and outstanding	—	—
Series A Junior Participating Preferred Stock, $1.00 par value; Designated: 100 shares of Preferred Stock, none issued and outstanding	—	—
Common stock, $0.10 par value; Authorized: 60,000 shares; Issued and outstanding: 44,390 and 42,331 shares in 2003 and 2002, respectively	4,439	4,233
Additional paid-in capital	383,249	334,348
Deferred equity-based compensation; Issued and outstanding: 3 units in 2003	138	—
Retained earnings	240,350	183,260
Accumulated other comprehensive income (loss)	4,565	(2,511)
Treasury stock (9,711 shares in 2003 and 8,650 shares in 2002), at cost	(219,449)	(178,357)

Total stockholders’ equity	413,292	340,973

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$521,875	$417,426

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,

	2003	2002	2001

Revenue:
Product revenue	$363,284	$308,651	$289,934
Service revenue	112,708	104,019	96,147

	475,992	412,670	386,081
Cost of revenue:
Cost of product revenue	166,382	143,768	128,643
Cost of service revenue	79,306	76,177	74,107

	245,688	219,945	202,750

Gross profit	230,304	192,725	183,331

Expenses:
Sales and marketing	71,846	56,794	57,087
General and administrative	45,752	40,787	41,266
Research and development	32,319	29,329	28,426

Income from operations	80,387	65,815	56,552
Interest income	2,867	2,955	2,229

Income before provisions for income taxes and partner’s interest	83,254	68,770	58,781
Provision for income taxes	26,278	23,381	21,161
Partner’s interest in loss of subsidiary	(114)	—	—

Net income	$57,090	$45,389	$37,620

Earnings per share:
Basic	$1.67	$1.35	$1.13

Diluted	$1.59	$1.30	$1.09

Weighted average shares outstanding:
Basic	34,271	33,622	33,293

Diluted	35,931	35,043	34,640

     The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock					Accumulated
			Additional	Deferred		Other		Total
	Number of	$ 0.10	Paid-in	Equity-based	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Par Value	Capital	Compensation	Earnings	Income (Loss)	Stock	Equity

Balance January 1, 2001	40,255	$4,025	$296,914	$—	$100,251	$(4,964)	$(134,479)	$261,747
Purchase of treasury stock	—	—	—	—	—	—	(12,986)	(12,986)
Exercise of stock options (including tax benefit)	984	99	16,980	—	—	—	—	17,079
Shares issued in connection with Blue Ridge acquisition	115	11	(11)	—	—	—	—	—
Comprehensive income (loss):
Net income	—	—	—	—	37,620	—	—	—
Unrealized gain on investments, net of tax of $29	—	—	—	—	—	44	—	—
Unrealized loss on forward exchange contracts, net of tax of $174	—	—	—	—	—	(266)	—	—
Translation adjustment	—	—	—	—	—	(1,508)	—	—
Total comprehensive income	—	—	—	—	—	—	—	35,890

Balance December 31, 2001	41,354	4,135	313,883	—	137,871	(6,694)	(147,465)	301,730
Purchase of treasury stock	—	—	—	—	—	—	(29,830)	(29,830)
Exercise of stock options (including tax benefit)	960	96	20,467	—	—	—	(1,062)	19,501
Exercise of warrants	17	2	(2)	—	—	—	—	—
Comprehensive income (loss):
Net income	—	—	—	—	45,389	—	—	—
Unrealized gain on investments, net of tax of $70	—	—	—	—	—	107	—	—
Unrealized loss on forward exchange contracts, net of tax of $699	—	—	—	—	—	(1,428)	—	—
Translation adjustment	—	—	—	—	—	5,504	—	—
Total comprehensive income	—	—	—	—	—	—	—	49,572

Balance December 31, 2002	42,331	4,233	334,348	—	183,260	(2,511)	(178,357)	340,973
Purchase of treasury stock	—	—	—	—	—	—	(36,195)	(36,195)
Exercise of stock options (including tax benefit)	1,934	193	48,914	—	—	—	(4,897)	44,210
Exercise of warrants	125	13	(13)	—	—	—	—	—
Issuance of deferred stock units				138				138
Comprehensive income (loss):
Net income	—	—	—	—	57,090	—	—	—
Unrealized loss on investments, net of tax of $86	—	—	—	—	—	(131)	—	—
Unrealized loss on forward exchange contracts, net of tax of $523	—	—	—	—	—	(1,334)	—	—
Translation adjustment	—	—	—	—	—	8,541	—	—
Total comprehensive income								64,166

Balance December 31, 2003	44,390	$4,439	$383,249	$138	$240,350	$4,565	$(219,449)	$413,292

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,

	2003	2002	2001

Cash Flows From Operating Activities:
Net income	$57,090	$45,389	$37,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,897	20,124	22,229
Write-down of fixed assets	7,359	—	—
Non-cash portion of CEO succession charge	—	1,836	—
Partner’s interest in loss of subsidiary	(114)	—	—
Provision for (recovery of) uncollectible accounts	114	(906)	547
Provision for (benefit of) deferred income taxes	(1,192)	3,815	(380)
Tax benefit on exercise of non-qualified stock options and disqualifying dispositions	13,045	5,716	3,035
Provision for deferred equity-based compensation	138	—	—
Changes in assets and liabilities, net of acquisitions and disposals
Accounts receivable	(5,567)	7,800	5,007
Inventories	71	11,405	(20,319)
Other current assets	1,062	(934)	(407)
Accounts payable	9,560	(1,590)	(2,750)
Accrued expenses	16,552	10,474	449
Deferred revenue	140	124	1,333

Net cash provided by operating activities	117,155	103,253	46,364
Cash Flows From Investing Activities:
Purchase of short- and long-term investments	(58,177)	(33,605)	(56,839)
Sales and maturities of short- and long-term investments	37,865	18,716	52,200
Purchase of property and equipment	(16,896)	(15,087)	(17,381)
Acquisition of equipment leased to customers	(2,724)	(2,444)	(4,210)
Acquisition(s) of business(es), net of cash acquired	(2,300)	(375)	—

Net cash used in investing activities	(42,232)	(32,795)	(26,230)
Cash Flows from Financing Activities:
Payment of notes payable	(510)	(7,462)	(144)
Purchase of treasury stock	(35,817)	(29,830)	(12,986)
Proceeds from the exercise of stock options	31,165	11,949	14,044

Net cash provided (used) by financing activities	(5,162)	(25,343)	914
Net effect of exchange rates on cash	3,168	2,007	(389)

Net increase in cash and cash equivalents	72,929	47,122	20,659
Cash and cash equivalents at beginning of year	113,788	66,666	46,007

Cash and cash equivalents at end of year	$186,717	$113,788	$66,666

Supplemental Disclosure of Cash Flow Information:
Interest paid	$16	$38	$79

Income taxes paid	$1,977	$16,428	$19,476

Supplemental Disclosure of Non-Cash Information:
Value of mature shares exchanged in stock option exercises	$4,897	$1,062	$—

Payable for treasury stock	$378	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF BUSINESS

     IDEXX Laboratories, Inc. (the “Company”) develops, manufactures and distributes products and provides services for the veterinary and the food and water testing markets. The Company operates primarily through three business segments: products and services for the veterinary market, which is referred to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products and services for production animal health and dairy quality, which is referred to as the Food Diagnostics Group (“FDG”). See Note 17. The Company’s products and services are sold worldwide.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation

     The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and all other entities in which the Company has a variable interest and is determined to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.

(b) Estimates

     The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring and contingencies. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(c) Inventories

     Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The Company writes down inventory for estimated obsolescence when warranted by estimates of future demand and market conditions. If actual market conditions are less favorable than those estimated by management, additional inventory write-downs may be required, which would have a negative effect on results of operations. Certain major components of inventory are discussed in more detail below.

     Nitazoxanide. The Company’s nitazoxanide product for the treatment of equine protozoal myeloencephalitis (“EPM”) was approved by the U.S. Food and Drug Administration (“FDA”) in November 2003. The Company’s inventories as of December 31, 2003 included $8.6 million of inventory associated with the nitazoxanide product, consisting of $8.3 million of active ingredient and $0.3 million of finished goods. $8.0 million of active ingredient included in inventory at December 31, 2003 will expire in 2005 and the remainder will expire in 2006 and 2007. Upon use of unexpired active ingredient in the manufacture of finished goods, the active ingredient shelf life is no longer relevant. The shelf life of the finished goods is 48 months from the date of manufacture, regardless of the age of the active ingredient used to manufacture the finished goods.

     In November 2003 the Company entered into an agreement with the supplier of the active ingredient to exchange approximately 66% of its active ingredient for active ingredient that will expire in 2008 or later. As a result of the product approval by the FDA and the inventory exchange, we believe that we will manufacture our nitazoxanide inventory into finished goods and sell those finished goods prior to product expiration.

     The Company evaluates its nitazoxanide inventory on a quarterly basis for realizability. During the years ended December 31, 2003 and 2002, we incurred no further write-downs for this inventory due to expected product expiration. The Company’s quarterly evaluation is based upon the active ingredient raw materials and finished goods expiration dates described and assumptions regarding sales volumes that we expect to achieve.

     VetTest® Chemistry Slides. The Company’s inventories as of December 31, 2003 included $34.8 million of slides used in its VetTest® chemistry instruments. Most of the slides have a shelf life of 24 months at the date of manufacture. The average remaining shelf life at December 31, 2003 was 18.1 months. In addition, the Company is required to purchase a minimum of $170.4 million of slides from Ortho-Clinical Diagnostics, Inc (“Ortho”) through December 31, 2010.

     During the quarter ended September 30, 2002, the Company amended the contract with Ortho to reduce its minimum purchase commitment for both 2002 and the life of the contract by 30 million slides (or approximately $17.7 million) in consideration for the Company’s agreement to forego approximately $2.0 million of certain volume rebates on slides purchased in 2002. As a result of this amendment, the Company reversed the previously established contract loss reserve of $0.7 million, of which $0.4 million was provided in 2002. During the quarter ended December 31, 2003, the Company entered into a new contract with Ortho which extended the term of the supply agreement through 2018 and left the contract minimum purchase commitments unchanged. As a result of the current and projected demand for VetTest ® slides, the Company’s commitment to develop a next generation chemistry analyzer that will utilize these slides and the ratable decrease in annual slide purchases from Ortho through 2010, the Company believes that it will not incur a loss under the contract.

     LaserCyte® Hematology Instrument. As of December 31, 2003, the Company’s inventories included $7.2 million of component parts and finished goods associated with its LaserCyte® hematology instrument, which the Company began shipping to customers in the fourth quarter of 2002. In addition, the Company has firm purchase commitments for an additional $3.5 million.

     The components of inventories are as follows (in thousands):

	December 31,

	2003	2002

Raw materials	$16,732	$22,547
Work-in-process	7,615	5,769
Finished goods	50,986	46,770

	$75,333	$75,086

(d) Property and Equipment

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

Estimated
Asset Classification	Useful Life

Leasehold improvements	Shorter of life of lease or useful life
Machinery and equipment	3-5 years
Office furniture and equipment	3-7 years
Buildings	40 years

     The Company recorded depreciation expense of $14.5 million, $15.2 million and $12.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

(e) Goodwill and Other Intangible Assets

     The Company provides for amortization using the straight-line method by charges to operations in amounts that allocate the intangible assets over their estimated useful lives as follows:

Estimated
Asset Classification	Useful Life

Patents	15 years
Noncompete agreements	5-10 years
Customer lists	5 years
Licenses	5-10 years
Rental instruments sold under recourse	3 years
Other	5-10 years

     The Company assesses the impairment of identifiable intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Failures to obtain regulatory approval of certain products;

•	Significant changes in the manner of the Company’s use of the acquired assets or the strategy for its overall business;

•	Significant increase in the discount rate assumed to present value future cash flow;

•	Significant negative industry or economic trends; and

•	Significant advancements or changes in technology.

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

(f) Warranty Reserves

     The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s actual warranty obligation is affected by product failure rates and service costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from management’s estimates, which are based on historical data and engineering estimates where applicable, revisions to the estimated warranty liability would be required. The increase in the warranty reserve for the year ended December 31, 2003 is due primarily to the warranty provision on increased sales of LaserCyte® instruments. Below is a summary of changes in accrued warranty reserve for products sold to customers for the years ended December 31, 2003 and 2002, respectively (in thousands):

	For the Years Ended December 31,

	2003	2002

Balance beginning of year	$343	$439
Provision for warranty expense	3,775	355
Provision for change in estimate of prior warranty expense	238	(284)
Settlement of warranty liability	(662)	(167)

Balance end of year	3,694	343
Long-term portion	1,053	46

Current portion of warranty reserves	$2,641	$297

(g) Income Taxes

     The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable, respectively; and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. See Note 6.

(h) Revenue Recognition

     The Company recognizes revenue when four criteria are met. These include (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price is fixed and determinable, and (iv) collectibility is reasonably assured.

•	The Company recognizes revenue at the time of shipment to distributors for substantially all products as title and risk of loss pass to these customers on delivery to the common carrier. The Company recognizes revenue for the remainder of its customers when the product is delivered to the customer except as noted below. The Company’s distributors do not have the right to return products.

•	The Company recognizes revenue on sales of instruments after the instrument is installed because installation is considered essential to the usability of the instrument, and the customer has accepted the instrument.

•	The Company recognizes service revenue at the time the service is performed.

•	The Company recognizes revenue associated with extended maintenance agreements over the life of the contracts. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•	The Company recognizes revenue from noncancelable software licenses and hardware systems upon installation of the software (and completion of training if applicable) or hardware and the customer has accepted the system because at this time collection is probable and the Company has no significant further obligations.

•	The Company recognizes revenue on certain instrument systems under rental programs over the life of the rental agreement. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

     When instruments are sold together with extended maintenance agreements, the Company allocates revenue to the extended maintenance agreement under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly the total consideration received is allocated to the elements based on their relative fair values, which is determined by amounts charged separately for the delivered and undelivered elements to other customers. The deferred revenue related to the extended maintenance agreements is recognized ratably over the maintenance period. The delivered elements are recognized as revenue when appropriate under the policies described above. Shipping costs reimbursed by the customer are included in revenue.

     The Company records estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers future rights such as free or discounted goods or services or trade-in rights. The Company estimates these reductions based on its experience with similar customer programs in prior years. Revenue reductions are finalized on a quarterly basis for most programs upon issuance of credits or free or discounted products. For the SNAP-Up-the-Savings™ program, estimates of future customer credits are revised quarterly and finalized annually in the third quarter of each year upon the issuance of credits to customers. For the

Company’s Practice Developer™ volume discount program, the Company has reduced revenue assuming all points granted will result in future credits because the Company does not have sufficient experience with this program to estimate customer point forfeitures.

     The Company recognizes revenue only in those situations where collection from the customer is reasonably assured. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company bases its estimates on detailed analysis of specific client situations and percentage of its accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.

(i) Research and Development and Software Development Costs

     Research and Development costs are expensed as incurred. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), the Company evaluates its software research and development costs for capitalization after the technological feasibility of software and products containing software has been established. No software development costs have been capitalized by the Company because costs eligible for capitalization under SFAS No. 86 have been insignificant. Research and development expenses consist of salaries, employee benefits, materials and consulting costs.

(j) Advertising and Promotion Costs

     The Company expenses advertising costs to sales and marketing expense in the period they are incurred.

(k) Stock-Based Compensation

     The Company measures compensation related to employee stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and elects to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB No. 123” (“SFAS No. 148”). Accordingly, no SFAS No. 123-based employee compensation cost has been recognized for these plans.

     Had compensation cost for the Company’s stock-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, the Company’s net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the Years Ended December 31,

	2003	2002	2001

Net income:
As reported	$57,090	$45,389	$37,620
APB No. 25 compensation recorded, net of tax	—	1,116	—
Pro forma stock-based employee compensation, net of tax	(7,999)	(8,242)	(5,406)

	(7,999)	(7,126)	(5,406)

Pro forma net income	$49,091	$38,263	$32,214

Net income per share:
Basic: as reported	$1.67	$1.35	$1.13
Basic: pro forma	1.43	1.14	0.97
Diluted: as reported	1.59	1.30	1.09
Diluted: pro forma	1.37	1.09	0.93

     See Note 12 for discussion of the Company’s stock-based compensation plans.

(l) Foreign Currency Translation

     Assets and liabilities of the Company’s foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in foreign currencies other than a subsidiary’s functional currency are included in current operations. Included in general and administrative expenses are foreign currency translation gains of $1.0 million and $0.3 million for the years ended December 31, 2003 and 2002, respectively and a foreign currency translation loss of $0.6 million for the year ended December 31, 2001.

(m) Derivative Instruments and Hedging

     The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133.” (“SFAS No. 133, As Amended”). SFAS No. 133 As Amended requires that all derivatives, including forward currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value.

     The Company enters into foreign currency exchange contracts of its anticipated intercompany inventory purchases for the next twelve months in order to minimize the impact of foreign currency fluctuations on these transactions. The Company’s accounting policies for these contracts are based on the Company’s designation of such instruments as hedging transactions. The Company also utilizes some natural hedges to mitigate its transaction and commitment exposures. The contracts the Company enters into are firm foreign currency commitments, and, therefore, market gains and losses are deferred until the contract matures, which is the period when the related obligation is settled. The Company enters into these exchange contracts with large multinational financial institutions. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management. The Company hedges less than the full value of forecasted intercompany sales and thus no significant ineffectiveness has resulted or been recorded through the statement of operations. As of December 31, 2003, the Company recorded $4.4 million in unrealized losses through accumulated other comprehensive loss from foreign exchange contracts with 2004 expiration dates. As of December 31, 2002, the Company recorded $2.6 million in unrealized losses through accumulated other comprehensive loss from foreign exchange contracts with 2003 expiration dates. The foreign currency contracts, which extend through December 31, 2004 and 2003, respectively, consisted of the following (in thousands):

	U.S. Dollar Equivalent

Currency Sold	2003	2002

Euro	$27,674	$19,308
British Pound	13,798	13,206
Canadian Dollar	10,352	9,380
Australian Dollar	1,440	1,479
Japanese Yen	1,634	2,672
Taiwan Dollar	—	334

	$54,898	$46,379

     Gains and losses on foreign exchange contracts intended as hedges for intercompany sales of goods are recorded in cost of sales. Included in cost of goods sold are foreign exchange losses of $6.7 million and $2.6 million for the year ended December 31, 2003 and 2002, respectively, and foreign exchange gains of $1.4 million for the year ended December 31, 2001.

(n) Disclosure of Fair Value of Financial Instruments and Concentration of Risk

     Financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable, accounts payable and notes payable. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company places its investments in highly rated financial institutions and investment grade money market funds, municipal bonds and preferred stock. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant credit losses related to an individual customer or groups of customers in any particular industry or geographic area. The carrying amounts of the Company’s financial instruments approximate fair market value.

     Certain parts and finished goods are available only from one source. While the Company does not anticipate difficulties in obtaining any of the components used in its products, the loss of any of these sources of supply would have a material adverse effect on the Company.

(o) Reclassifications

     Reclassifications have been made in the consolidated financial statements to conform to the current year’s presentation.

(p) Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” requires companies to report all changes in equity during a period, resulting from net income and transactions or other events and circumstances from non-owner sources, in a financial statement for the period in which they are recognized. The Company has chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and the difference between the cost and the fair market value of investments in debt securities and foreign exchange contracts, in the Consolidated Statement of Stockholders’ Equity. The Company considers the foreign currency cumulative translation adjustment to be permanently invested and, therefore, has not provided income taxes on those amounts. Other comprehensive income (loss) consists of the following as of December 31, 2003 and 2002, respectively, (in thousands):

	December 31,

	2003	2002

Unrealized gain on investments, net of tax	$20	$151
Unrealized loss on forward exchange contracts, net of tax	(3,028)	(1,694)
Cumulative translation adjustment	7,573	(968)

	$4,565	$(2,511)

(q) New Accounting Standards

     In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”). EITF No. 00-21 addresses the accounting treatment for arrangements that provide for the delivery or performance of multiple products or services where the delivery of a product, system or performance of services may occur at different points in time or over different periods of time. EITF No. 00-21 requires the separation of the multiple deliverables that meet certain requirements into individual units of accounting that are accounted for separately under the appropriate authoritative accounting literature. EITF No. 00-21 is applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted the provisions of EITF No. 00-21 effective January 2003. The adoption of EITF No. 00-21 had no material impact on the consolidated financial statements.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee.

FIN 45 also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statements for interim or annual periods ending after December 15, 2002. We have adopted the additional disclosure provisions of this statement required for the year ended December 31, 2002 and the recognition provisions for the quarter ended March 31, 2003. There were no impacts of the adoption of this statement.

     In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”). FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires additional related disclosures. Certain disclosure provisions of FIN 46R apply to all financial statements issued after January 31, 2003, the consolidation provisions apply to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and the remaining provisions, with the exception of interest in special purpose entities, apply at the end of the first fiscal year or interim period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Application for interest in special purpose entities is required for periods after December 15, 2003. The adoption of FIN 46R had no material impact on the consolidated financial statements.

     In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” (“SAB No. 104”) which replaces SAB No. 101. This staff accounting bulletin revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The principal revisions relate to the rescission of material no longer necessary because of private sector developments in U.S. generally accepted accounting principles. This staff accounting bulletin also rescinds the Revenue Recognition in Financial Statements Frequently Asked Questions and Answers document issued in conjunction with Topic 13. Selected portions of that document have been incorporated into Topic 13. SAB No. 104 also rescinds the accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21. The adoption of this standard did not have a material impact on the consolidated financial statements.

NOTE 3 CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

     Cash equivalents are short-term, highly liquid investments purchased with original maturities of less than three months.

     The Company accounts for investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Investments are recorded at amortized cost and adjusted to fair market value through other comprehensive income. Gains on sales of investments were not significant for the years ended December 31, 2003 and 2002. Short-term investments, which have a cost basis of $33.9 million and $33.3 million as of December 31, 2003 and 2002, respectively, are investment securities with maturities of greater than three months, but less than one year, and consist of the following (in thousands):

	December 31,

	2003	2002

Municipal bonds	$32,988	$32,403
Preferred stock	1,000	1,000

	$33,988	$33,403

     Long-term investments, which have a cost basis of $35.1 million and $15.4 million as of December 31, 2003 and 2002, respectively, are investment securities with maturities of greater than one year and less than five years and consist of the following (in thousands):

	December 31,

	2003	2002

Municipal bonds	$35,082	$14,572
Preferred stock	—	1,000

	$35,082	$15,572

NOTE 4 OTHER NON-CURRENT ASSETS, INTANGIBLE ASSETS AND GOODWILL

     Other noncurrent assets are as follows (in thousands):

	December 31,

Description	2003	2002

Deferred tax asset	$4,117	$2,147
Rental instruments sold under recourse, net	3,505	4,230
Other assets	1,592	1,851

	$9,214	$8,228

     Intangible assets consist of the following (in thousands):

	December 31, 2003		December 31, 2002

		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Existing technologies	$1,945	$1,945	$1,945	$1,945
Licenses	3,800	998	1,725	719
Customer lists	588	220	341	149
Non-compete agreements	1,500	270	430	176
Patents	3,725	1,359	3,368	1,055
Other	304	298	400	329

	$11,862	$5,090	$8,209	$4,373

     Amortization of intangible assets excluding goodwill was $0.5 million, $0.6 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. During the year ended December 31, 2003 the Company acquired $2.1 million in licenses, $0.9 million in intangibles related to joint venture described in Note 14 and $0.4 million related to an acquisition in the CAG segment.

     Amortization expense of intangible assets is expected to be as follows (in thousands):

Amortization
Expense
2004	$621
2005	578
2006	509
2007	478
2008	426

     During the quarter ended September 30, 2002, the Company discontinued development of a product based on certain technology acquired as part of the Genera Technologies Limited (“Genera”) acquisition. As a result, the Company recorded additional amortization of $0.5 million in general and administrative expense within the Water segment to reflect the impairment of intangible asset.

     Goodwill consists of the following (in thousands):

	December 31,

	2003	2002

Companion Animal Group Segment:
Veterinary reference laboratories	$24,565	$23,363
Pharmaceuticals	13,745	13,745
Other goodwill	1,568	1,561
Water Segment:
Water test products	14,912	13,483
Food Diagnostics Group Segment:
Production Animal Diagnostics	204	169

	$54,994	$52,321

     The change in goodwill noted above is a result of changes in foreign currency exchange rates, except as discussed in Note 16. The Company did not acquire any goodwill nor did it record any impairment charges in 2003.

     In 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), became effective and as a result, the Company ceased to amortize approximately $50.7 million of goodwill beginning January 1, 2002. The Company had recorded approximately $5.0 million of amortization on these amounts during 2001 and would have recorded approximately $4.5 million of amortization during 2002 and 2003 if the existing standards had been continued. Under SFAS No. 142, amortization of goodwill is replaced with periodic tests for impairment. The Company was required to perform an initial impairment review of its goodwill as of January 1, 2002, under the transitional provisions of SFAS No. 142. Since then, the Company has been required to perform annual tests of its goodwill for impairment or additional tests whenever events or circumstances indicate an impairment may exist. For its transitional and annual impairment test, the Company identified its reporting units, allocated assets and liabilities (including goodwill) to the reporting units and compared the reporting units’ net book value to their estimated fair value. No impairment was identified as a result of either the transitional or year-end annual reviews. The fair value of the reporting units was estimated using a discounted cash flow approach. The cash flow estimates used contain management’s best estimates, using appropriate and customary assumptions and projections at the time.

     Net income and earnings per share for the years ended December 31, 2003 and 2002, and for the year ended December 31, 2001, adjusted to exclude expense from amortization of goodwill (net of taxes), are as follows (in thousands, except per share amounts):

	For the Years Ended December 31,

	2003	2002	2001

Net income:
Reported net income	$57,090	$45,389	$37,620
Goodwill amortization, net of tax	—	—	4,466

Adjusted net income	$57,090	$45,389	$42,086

Basic earnings per share:
Reported basic earnings per share	$1.67	$1.35	$1.13
Goodwill amortization	—	—	0.13

Adjusted basic earnings per share	$1.67	$1.35	$1.26

Diluted earnings per share:
Reported diluted earnings per share	$1.59	$1.30	$1.09
Goodwill amortization	—	—	0.12

Adjusted diluted earnings per share	$1.59	$1.30	$1.21

NOTE 5 NOTES PAYABLE

     In connection with the acquisition of Genera in August 2000, the Company issued $8.5 million in notes payable to a former shareholder of Genera, of which $7.0 million was secured by cash in escrow. The remaining $1.5 million was unsecured and noninterest bearing, and was discounted at 6% to a fair value of $1.3 million. In April 2002, the Company repaid $7.5 million, of which $7.0 million was paid from the cash held in escrow. The remaining unsecured portion of $1.0 million is due in three annual installments, beginning in August 2002. The noteholder elected to defer the August 2002 payment of $0.5 million until April 2003. The noteholder elected to defer the August 2003 payment of $0.25 million until 2004. The interest rate on the deferred notes is 3%.

NOTE 6 INCOME TAXES

     Earnings before income taxes for each year were as follows (in thousands):

	2003	2002	2001

Domestic	$58,582	$49,176	$46,027
International	24,786	19,594	12,754

	$83,368	$68,770	$58,781

     The provisions for income taxes for the years ended December 31, 2003, 2002 and 2001 are comprised of the following (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Current
Federal	$18,122	$12,733	$15,325
State	3,811	2,594	3,510
International	5,537	4,239	2,706

	27,470	19,566	21,541

Deferred
Federal	(978)	2,976	(133)
State	(170)	774	(247)
International	(44)	65	—

	(1,192)	3,815	(380)

	$26,278	$23,381	$21,161

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	December 31,

	2003	2002	2001

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.8	3.2	3.6
International income taxes	(5.0)	(3.6)	(3.0)
Amortization of nondeductible assets	—	—	1.6
Nontaxable interest income	(0.8)	(0.8)	(0.8)
Other, net	(0.5)	0.2	(0.4)

Effective tax rate	31.5%	34.0%	36.0%

     The reduction in the effective tax rate from 2001 to 2002 was due primarily to the elimination of non-deductible goodwill amortization associated with the adoption of SFAS No. 142. The reduction in the effective tax rate from 2002 to 2003 was due primarily to domestic and international tax planning initiatives, the charge to write-down fixed assets occurring in a high-tax rate jurisdiction (See Note 16) and revisions to prior year international tax estimates.

     The components of the net deferred tax asset (liability) included in the accompanying consolidated balance sheets are as follows (in thousands):

	2003		2002

	Current	Long-Term	Current	Long-Term

Assets:
Accrued expenses	$7,095	$—	$6,391	$—
Accounts receivable reserves	711	—	1,438	—
Deferred revenue	2,239	1,692	2,585	1,880
Inventory basis differences	2,445	—	2,797	—
Intangible asset basis differences	—	2,081	—	3,259
Property-based differences	—	1,326	—	20
Net operating loss carryforwards	52	3,837	99	4,175
Unrealized losses on foreign exchange contracts	1,383	—	774	—

Total assets	13,925	8,936	14,084	9,334

Valuation allowance	(150)	(3,839)	(150)	(4,125)

Total assets, less valuation allowance	13,775	5,097	13,934	5,209

Liabilities:
Property-based differences	—	(164)	—	(1,858)
Rental instruments sold under recourse	—	(990)	—	(1,375)
Other	—	(62)	—	(55)

Total liabilities	—	(1,216)	—	(3,288)

Net deferred tax assets	$13,775	$3,881	$13,934	$1,921

     At December 31, 2003, the Company had domestic net operating loss carryforwards of approximately $0.2 million available to offset future taxable income. Net operating loss carryforwards expire at various dates beginning in 2004 through 2014. The Tax Reform Act of 1986 contains provisions that limit annual availability of the net operating loss carryforwards due to a more than 50% change in ownership that occurred upon the acquisition of certain companies.

     At December 31, 2003, the Company had net operating loss carryforwards outside the United States and in state jurisdictions of approximately $52.6 million available to offset future taxable income. These net operating loss carryforwards expire at various dates beginning in 2004. The Company has recorded a valuation allowance for the assets because realizability is uncertain.

     At December 31, 2003, unremitted earnings in subsidiaries outside the United States totaled $60.4 million, on which no United States taxes have been provided. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when tax effective to do so. It is not practical to estimate the amount of additional taxes that might be payable upon repatriation of earnings from jurisdictions outside the United States; however, the Company believes that United States foreign tax credits would largely eliminate any United States taxes or offset any foreign withholding taxes.

NOTE 7 EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock and deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is antidilutive.

     The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	2003	2002	2001

Shares Outstanding For Basic Earnings Per Share:
Weighted average shares outstanding	34,270	33,622	33,293
Weighted average deferred stock units outstanding	1	—	—

	34,271	33,622	33,293

Shares Outstanding For Diluted Earnings Per Share:
Shares outstanding for basic earnings per share	34,271	33,622	33,293
Shares assumed issued for the acquisition of Blue Ridge Pharmaceuticals, Inc.	—	—	65
Dilutive effect of options issued to employees	1,613	1,421	1,282
Dilutive effect of warrants	47	—	—

	35,931	35,043	34,640

     Deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of the Company’s common stock are issuable for no cash consideration, the number of shares of the Company’s common stock to be issued is fixed and issuance is not contingent. See Note 12.

     In connection with the Company’s acquisition of the capital stock of Blue Ridge Pharmaceuticals, Inc. (“Blue Ridge”) in 1998, the Company issued warrants to acquire 806,000 shares of common stock at $31.59 per share that expired on September 30, 2003. As of December 31, 2003, all of the warrants were exercised or had expired.

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

	For the Years Ended December 31,

	2003	2002	2001

Weighted average number of shares underlying anti-dilutive rights:
Options	37	155	306
Warrants	—	787	806
Weighted average exercise price per underlying share of anti-dilutive rights:
Options	$42.60	$29.95	$29.29
Warrants	$—	$31.59	$31.59
Weighted average market value per share	$39.35	$29.31	$25.20

NOTE 8 COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

     The Company leases its facilities under operating leases, which expire through 2018. In addition, the Company is responsible for the real estate taxes and operating expenses related to these facilities. The Company also has lease commitments for automobiles and office equipment. Minimum annual rental payments under these agreements are as follows (in thousands):

Years Ending December 31,	Amount

2004	$5,707
2005	4,784
2006	4,095
2007	3,565
2008	3,355
Thereafter	19,607

$41,113

     Rent expense charged to operations under operating leases was approximately $6.0 million, $5.9 million and $5.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Under the terms of certain supply agreements with suppliers of the Company’s veterinary instruments, slides for its VetTest® instruments, and certain raw materials, the Company has aggregate commitments to purchase approximately $192.2 million of products through 2010. In addition, the Company has various minimum royalty payments due through 2015 of $8.8 million.

The Company also has certain commitments associated with a joint venture. See Note 14.

Contingencies

     In connection with the Company’s acquisition of the capital stock of Blue Ridge in 1998, the Company agreed to issue up to 1,241,000 shares of its common stock based on the achievement by the Company’s pharmaceutical business (including Blue Ridge) of net sales and operating profit targets through 2004. As of December 31, 2003, up to 298,000 of the 1,241,000 shares described above theoretically could be issued to the former Blue Ridge shareholders. However, the Company does not anticipate that it will issue any additional shares in connection with this agreement.

     Effective January 1, 2003, the Company entered into a workers’ compensation insurance policy where the Company retains the first $0.25 million in claim liability per incident and up to specific limits, based on payroll, in claim liability in the aggregate. The Company renewed this workers’ compensation policy effective January 1, 2004. The Company is liable for up to $1.4 million in aggregate claim liability for 2003 and estimates that it will be liable for up to $2.0 million for 2004. The Company has recorded its estimated claim liability as of December 31, 2003 based on claims incurred and the estimated ultimate cost to settle the claims. The insurance company administers and pays these claims and the Company reimburses the insurance company for the Company’s portion of these claims. The insurance company also provides insurance for claims above the individual occurrence and aggregate limits. The Company issued a $0.5 million letter of credit to the insurance company as security for these claims as of December 31, 2003 and agreed to issue an additional $0.6 million letter of credit for 2004.

     The Company currently purchases certain products and materials from single sources or a limited number of sources. Some of the products that the Company purchases from these sources are proprietary, and therefore may not be available from other sources. These products include the Company’s VetTest® chemistry and QBC® VetAutoread™ hematology analyzers and related consumables, computed radiography systems, active ingredients for pharmaceutical products, including NAVIGATOR®, and certain components of the Company’s SNAP® rapid assay devices, water testing products, and LaserCyte® systems. If the Company is unable to obtain adequate quantities of these products in the future, then it could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on its results of operations.

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

     The Company is subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. However, the Company’s actual losses with respect to these contingencies could exceed the Company’s accruals.

Guarantees

     The following is a summary of the Company’s agreements and obligations that it has determined to be within the scope of FIN 45.

     The Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. The maximum payment that the Company may be required to make under such provisions is theoretically unlimited and is impossible to determine. The Company maintains directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. The Company’s indemnification obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has recorded no liability for such obligations as of December 31, 2003.

     The Company enters into agreements with third parties in the ordinary course of business under which the Company is obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, the Company limits the maximum amount of its indemnification obligations, but in some cases those obligations may be theoretically unlimited. The Company has not incurred material expenses in discharging any of these indemnification obligations, and based on its analysis of the nature of the risks involved, the Company believes that the fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these obligations as of December 31, 2003.

     When acquiring a business, the Company sometimes assumes liability for certain events or occurrences that took place prior to the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these liabilities as of December 31, 2003.

NOTE 9 STOCKHOLDERS’ EQUITY

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

(b)	Series A Junior Participating Preferred Stock

     On December 17, 1996, the Company designated 100,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock (“Series A Stock”) in connection with its Shareholder Rights Plan. See Note 10. In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share and to an aggregate dividend of 1,000 times the dividend declared per share of Common Stock, (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share (plus accrued and unpaid dividends) and to an aggregate payment of 1,000 times the payment made per share of Common Stock, (iii) have 1,000 votes, voting together with the Common Stock, (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1,000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary antidilution provisions. There are no shares of Series A Stock outstanding.

NOTE 10 PREFERRED STOCK PURCHASE RIGHTS

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

NOTE 11 TREASURY STOCK

     The Company’s Board of Directors has approved the repurchase of up to 12,000,000 shares of the Company’s common stock in the open market or in negotiated transactions. During the years ended December 31, 2003, 2002 and 2001, the Company repurchased approximately 927,000, 1,000,000 and 590,000 shares, respectively, of common stock for $36.2 million, $29.8 million and $13.0 million, respectively. From the inception of the stock repurchase programs in August 1999 to December 31, 2003, the Company had repurchased 9,541,000 shares for $213.5 million. Additionally, during 2003 and 2002, the Company received approximately 133,000 and 36,000 shares of stock, respectively, which were owned by the holder for greater than six months, in payment for the exercise price of stock options. The shares of stock had a fair market value of $4.9 million and $1.1 million, respectively.

NOTE 12 STOCK-BASED COMPENSATION PLANS

     The Company’s stock-based compensation plans are described below. Each of these plans, and any amendments thereto increasing the number of shares issuable thereunder, was approved by the Company’s stockholders.

1991 Stock Option Plan

     During 1991, the Board of Directors approved the 1991 Stock Option Plan (“1991 Stock Plan”), which, as amended, provided for grants up to 6,475,000 incentive and nonqualified stock options at the discretion of the Compensation Committee of the Board of Directors. Incentive stock options were granted at the fair market value on the date of grant and expired ten years from the date of grant. Incentive stock options for greater than 10% shareholders were granted at 110% of the fair market value and expired five years from the date of grant. Nonstatutory options could be granted at no less than 100% of the fair market value on the date of grant. The vesting schedule of all options is determined by the Compensation Committee of the Board of Directors at the time of grant. In May 2003, the 1991 Stock Plan was terminated and replaced with the 2003 Stock Incentive Plan and remaining shares transferred to the 2003 Stock Incentive Plan.

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

1998 Stock Incentive Plan

     During 1998, the Board of Directors approved the 1998 Stock Incentive Plan (the “1998 Stock Plan”), which provided for grants of incentive and nonqualified stock options at the discretion of the Compensation Committee of the Board of Directors. A total of 4,100,000 shares of common stock could be issued under the 1998 Stock Plan as amended. Options granted under the 1998 Stock Plan could not be granted at an exercise price less than the fair market value of the common stock on the date granted (or less than 110% of the fair market value in the case of incentive stock options granted to holders of more than 10% of the Company’s common stock). Options could not be granted for a term of more than ten years. The vesting schedule of all options granted under the 1998 Stock Plan was determined by the Compensation Committee of the Board of Directors at the time of grant. In May 2003, the 1998 Stock Plan was terminated and replaced with the 2003 Stock Incentive Plan and remaining shares transferred to the 2003 Stock Incentive Plan.

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

2000 Director Option Plan

     During 2000, the Board of Directors approved the 2000 Director Option Plan (the “2000 Director Plan”) pursuant to which Directors who were not officers or employees of the Company received nonstatutory options to purchase shares of the Company’s common stock. Under the 2000 Director Plan, each nonemployee Director was granted an option to purchase 6,500 shares of common stock at each annual meeting of the Company’s shareholders. Options granted under the 2000 Director Plan had an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vest fully on the first anniversary of the date of grant and expire ten years from the date of grant. A total of 200,000 shares of common stock may be issued under the plan. In May 2003, the 2000 Director Plan was terminated and replaced with the 2003 Stock Inventive Plan and remaining shares transferred to the 2003 Stock Incentive Plan.

2003 Stock Incentive Plan

     During 2003, the Board of Directors approved the 2003 Stock Incentive Plan, as amended (the “2003 Stock Plan”) pursuant to which employees and Directors of the Company may receive various types of stock-based incentives, including stock options, restricted stock, stock appreciation rights and deferred stock units. A total of 1,850,000 shares of common stock may be issued under the 2003 Stock Plan as amended, provided that no more than 1,500,000 shares will be available for the grant of incentive stock options, and no more than 600,000 shares will be available for awards other than stock options and stock appreciation rights. Options granted under the 2003 Stock Plan may not be granted at an exercise price less than the fair market value of the common stock on the date granted (or less than 110% of the fair market value in the case of incentive stock options granted to holders of more than 10% of the Company’s Common Stock). Options may not be granted for a term of more than ten years. The vesting schedule of all options granted under the 2003 Stock Plan is determined by the Compensation Committee of the Board of Directors at the time of grant.

Deferred Compensation Plans

     During 2003, the Company adopted new compensation policies for Directors who are not officers or employees. Under these new policies, non-employee Directors are required to defer a portion of their director compensation in the form of unissued shares of the Company’s common stock (“Deferred Stock Units”) pursuant to the Company’s Director Deferred Compensation Plan. The Deferred Stock Units are valued at the closing sale price of the common stock on the date of grant and will be exchanged for a fixed number of shares of common stock by the Company one year following a Director’s resignation or retirement. The value of these Deferred Stock Units is expensed as compensation when earned, but in all cases prior to the issuance of the Deferred Stock Units. The Company also has adopted an Executive Deferred Compensation Plan (the “Executive Plan”) under which certain members of the Company’s management may elect to defer a portion of their cash compensation, beginning with 2003 incentive compensation payable in the first quarter of 2004, in Deferred Stock Units. These Deferred Stock Units will be exchanged for a fixed number of shares of common stock on dates determined by the employee, subject to the limitations of the Executive Plan. The Deferred Stock Units are presented in the stockholders’ equity section of the balance sheet as Deferred equity-based compensation.

Employee Stock Purchase Plans

     During 1994, the Board of Directors approved the 1994 Employee Stock Purchase Plan, under which the Company had reserved up to an aggregate of 300,000 shares of Common Stock for issuance in semiannual offerings over a three-year period. During 1997, the Board of Directors approved the 1997 Employee Stock Purchase Plan, under which the Company has reserved and may issue up to an aggregate of 620,000 shares of Common Stock in semiannual offerings. Also during 1997, the Board of Directors approved the 1997 International Employee Stock Purchase Plan, under which the Company has reserved and may issue up to an aggregate of 30,000 shares of Common Stock in semiannual offerings. Stock is sold under each of these plans at 85% of fair market value, as defined in the plans. Shares subscribed to and issued under the plans were 50,200, 53,000 and 54,550 in 2003, 2002 and 2001, respectively.

Summary of Transactions Under Stock Option Plans

     A summary of the status of the Company’s stock option plans as of December 31, 2001, 2002 and 2003 and changes during the years then ended are presented in the table below (in thousands, except weighted average exercise price):

	Total		Exercisable

		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding December 31, 2000	5,632	$17.17	2,815	$14.82
Granted	1,114	23.88
Exercised	(927)	13.86
Terminated	(534)	19.58

Outstanding December 31, 2001	5,285	18.98	2,617	16.45
Granted	1,326	26.28
Exercised	(905)	13.06
Terminated	(245)	24.79

Outstanding December 31, 2002	5,461	21.47	2,659	18.92
Granted	948	35.37
Exercised	(1,885)	18.37
Terminated	(251)	25.73

Outstanding December 31, 2003	4,273	25.67	1,607	21.71

     As of December 31, 2003, a total of 1,897,000 shares of Common Stock were available for future grants under the Company’s stock option plans.

Summary of Stock Options Outstanding

     The following summarizes information about all stock options issued and outstanding as of December 31, 2003 (in thousands, except exercise price and per share amounts):

			Options Outstanding			Options Exercisable

					Weighted
				Weighted	Average		Weighted
			Number	Average	Remaining	Number	Average
Exercise Price			of	Exercise	Contract	of	Exercise
Range			Options	Price	Life	Options	Price

$13.69	-	$22.50	1,036	$18.15	4.62	769	$17.90
22.69	-	25.20	1,395	24.02	6.87	562	23.98
26.63	-	34.23	969	27.27	7.80	274	27.59
34.27	-	46.60	873	35.45	9.16	2	37.55

Fair Value of Stock-Based Compensation

     As discussed in Note 2(k), the Company accounts for stock-based compensation to employees in accordance with APB No. 25, and elects to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123 and SFAS No.148. Accordingly, no SFAS No. 123-based employee compensation cost has been recognized for these plans.

     In order to determine the pro forma impact under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended December 31,

	2003	2002	2001

Dividend yield	None	None	None
Expected volatility	55%	55%	48%
Risk-free interest rate	3.2%	3.3%	4.4%
Expected life in years	6.1	6.0	5.2

     In order to determine the pro forma impact under SFAS No. 123, the fair value of the purchase rights issued under the employee stock purchase plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended December 31,

	2003	2002	2001

Dividend yield	None	None	None
Expected volatility	40%	40%	48%
Risk-free interest rate	1.0%	1.2%	2.2%
Expected life in years	0.5	0.5	0.5

     The weighted average fair value of options and purchase rights granted were as follows:

	For the Years Ended December 31,

	2003	2002	2001

Weighted average fair value per underlying share:
Options granted	$19.07	$14.28	$11.21
Purchase rights granted under employee stock purchase plans	8.96	6.95	7.07

NOTE 13 IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

     The Company has established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by the Company. The Company matched $1.7 million for the year 2003, $1.6 million for the year 2002, and $1.6 million for the year 2001. In addition, the Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 2003, 2002 and 2001.

NOTE 14 JOINT VENTURE

     On June 18, 2003, the Company and Beijing Fortunate Century Animal Health Co., Ltd. (“BFCAH”), formed a joint venture, Beijing IDEXX-Yuanheng Laboratories Co. Limited (the “Venture”), to assemble and market veterinary diagnostic products for production animals in China. The Venture is headquartered in Beijing, China. The Company’s initial equity interest in the Venture is 40%, however, the Company is committed to acquire an additional 20% of the Venture from BFCAH within two years, subject to Chinese government approval. The Company bears an economic risk that is greater than its equity interest and also has the ability to make decisions that significantly affect the results of the activities of the Venture through majority board representation. Therefore, the Venture will be consolidated into the Company’s financial statements in accordance with FIN 46R. The Company contributed $1.5 million during the year ended December 31, 2003 and is obligated to make future capital contributions of $0.6 million before August 11, 2005. The Company is obligated to pay $0.6 million for the additional 20% interest discussed above, and will make an additional $1.5 million capital contribution to the Venture within three months after the approval by the Chinese government of the additional 20% interest.

     The Company is also obligated to make available to the Venture selected technology, know-how and licenses and to assist with certain logistical, management training and operating matters. In connection with the joint venture agreement, the Company has not entered into indemnification agreements or assumed liabilities predating the establishment of the Venture.

NOTE 15 CEO SUCCESSION

     In January 2002, the Company’s Chairman and Chief Executive Officer was succeeded by its current Chairman and Chief Executive Officer. Under an employment agreement, the Company was required to make certain payments to its former Chief Executive Officer and provide certain benefits to him following this succession. During the year ended December 31, 2002, the Company incurred a pre-tax charge of $3.4 million, $1.8 million of which was non-cash, related to this agreement. During the year ended December 31, 2003 the Company incurred a pre-tax charge of $0.1 million due to changes in estimates related to this agreement. As of December 31, 2003 and 2002, $0.1 million and $0.9 million, respectively, was due under this agreement and recorded in accrued liabilities. The amount outstanding as of December 31, 2003 will be paid out over 2004.

NOTE 16 IMPAIRMENT OF LONG-LIVED ASSETS

     During the second quarter of 2002, the Company ceased its distributorship of certain third-party products in Taiwan. As a result of this event, the Company recorded an impairment charge of $0.25 million related to goodwill of its Taiwan subsidiary, which was acquired in 1997.

     During the third quarter of 2002, the Company discontinued certain products acquired in the acquisition of Genera, a reporting unit in the Water segment. The Company allocated a portion of the purchase price to an intangible asset related to this product at the acquisition date. The remaining unamortized balance of the intangible asset at the time of impairment of $0.5 million was charged to other expense.

     During the fourth quarter of 2003, the Company entered into a new agreement with Ortho. Under the new agreement, the Company is developing and will introduce a next-generation chemistry analyzer for the veterinary market based on Ortho’s dry-slide technology, and Ortho will supply the Company with the slide consumables used in both the new instrument and the VetTest® chemistry analyzer currently sold by the Company. As a result of this agreement the Company decided to discontinue efforts to develop an alternative chemistry system and incurred a non-cash charge of $7.4 million to write-down equipment purchased to manufacture the consumable used in the alternative chemistry system.

NOTE 17 SEGMENT REPORTING

     The Company discloses information regarding its segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also requires related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the Chief Executive Officer.

     The Company is organized into business units by market and customer group. The Company’s reportable operating segments include the Companion Animal Group (“CAG”), the Water testing business (“Water”) and the Food Diagnostics Group (“FDG”) and other. CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. CAG also manufactures certain biology-based test kits for veterinarians and develops products for therapeutic applications in companion animals. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products and performs services to detect disease and contaminants in food animals and food. Other encompasses activities that are not included in the Company’s reportable segments and is primarily comprised of corporate research and development, CEO succession charge and interest income. Assets categorized as other include cash, short-term investments, long-term investments, deferred tax assets and other miscellaneous current and long-term assets. The Company has conformed the financial information about segments for the years ended December 31, 2002 and 2001 to its presentation of reportable segments for the year ended December 31, 2003. Previously the Company reported two operating segments.

     The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments and income taxes are provided (benefited) on each segment using the overall effective rate. Below is the Company’s segment information (in thousands):

	For the Years Ended December 31,

					Consolidated
	CAG	Water	FDG	Other	Total

2003
Revenues	$384,419	$46,936	$44,637	$—	$475,992

Income (loss) from operations	$55,216	$20,934	$7,606	$(3,369)	$80,387
Interest income	—	—	—	2,867	2,867

Income before provisions for (benefit of) income taxes and partner’s interest	55,216	20,934	7,606	(502)	83,254

Provision for (benefit of) income taxes	17,405	6,598	2,433	(158)	26,278
Partner’s interest in consolidated income	—	—	114	—	114

Net income	$37,811	$14,336	$5,287	$(344)	$57,090

Depreciation and amortization	$18,079	$317	$501	$—	$18,897
Segment assets	198,267	27,330	16,119	280,159	521,875
Expenditures for property	16,115	109	672	—	16,896
2002
Revenues	$326,897	$41,969	$43,804	$—	$412,670

Income (loss) from operations	$46,052	$18,377	$7,663	$(6,277)	$65,815
Interest income	—	—	—	2,955	2,955

Income before provisions for (benefit of) income taxes	46,052	18,377	7,663	(3,322)	68,770

Provision for (benefit of) income taxes	15,658	6,248	2,606	(1,131)	23,381

Net income	$30,394	$12,129	$5,057	$(2,191)	$45,389

Depreciation and amortization	$18,827	$886	$411	$—	$20,124
Segment assets	195,280	22,425	15,098	184,623	417,426
Expenditures for property	14,696	82	309	—	15,087
2001
Revenues	$308,048	$38,303	$39,730	$—	$386,081

Income (loss) from operations	$36,599	$16,323	$6,353	$(2,723)	$56,552
Interest income	—	—	—	2,229	2,229

Income before provisions for (benefit of) income taxes	36,599	16,323	6,353	(494)	58,781

Provision for (benefit of) income taxes	13,176	5,876	2,287	(178)	21,161

Net income	$23,423	$10,447	$4,066	$(316)	$37,620

Depreciation and amortization	$20,389	$1,401	$439	$—	$22,229
Segment assets	207,515	25,067	16,203	124,322	373,107
Expenditures for property	16,749	147	485	—	17,381

     Revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,

	2003	2002	2001

Americas
United States	$331,852	$293,591	$279,702
Canada	14,688	12,074	11,352
Other Americas	4,803	4,262	5,456

	351,343	309,927	296,510

Europe
United Kingdom	36,521	31,141	28,005
Germany	16,295	11,706	8,372
France	11,653	8,927	7,600
Other Europe	25,936	20,814	17,113

	90,405	72,588	61,090

Asia Pacific Region
Japan	15,077	13,283	12,812
Australia	13,566	9,935	8,776
Other Asia Pacific	5,601	6,937	6,893

	34,244	30,155	28,481

Total	$475,992	$412,670	$386,081

Net long-lived assets by principal geographic areas was as follows (in thousands):

	December 31,

	2003	2002	2001

Americas
United States	$77,176	$80,465	$80,036
Other Americas	22	135	161

	77,198	80,600	80,197

Europe
United Kingdom	19,266	17,618	16,660
Germany	54	10	66
France	84	36	52
Netherlands	1,753	881	1,252
Other Europe	547	481	297

	21,704	19,026	18,327

Asia Pacific Region
Japan	594	680	841
Australia	6,517	5,231	4,483
Other Asia Pacific	977	75	575

	8,088	5,986	5,899

Total	$106,990	$105,612	$104,423

NOTE 18 SUMMARY OF QUARTERLY DATA (UNAUDITED)

     A summary of quarterly data follows (in thousands, except per share data):

	For the Quarters Ended

	March 31,	June 30,	September 30,	December 31,

2003
Revenue	$109,247	$121,846	$120,061	$124,838
Gross profit	51,462	59,671	59,090	60,081
Operating income	17,447	24,334	23,286	15,320
Net income	12,062	16,690	15,973	12,365
Earnings per share:
Basic	$0.36	$0.49	$0.46	$0.36
Diluted	$0.34	$0.47	$0.44	$0.34
2002
Revenue	$96,551	$105,690	$104,534	$105,895
Gross profit	43,061	49,895	50,760	49,009
Operating income	10,316	18,699	18,300	18,500
Net income	7,185	12,964	12,483	12,757
Earnings per share:
Basic	$0.21	$0.38	$0.37	$0.38
Diluted	$0.21	$0.37	$0.36	$0.36

SCHEDULE II
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charges to		Balance at
	Beginning	Costs and		End
	of Year	Expenses	Write-Offs	of Year

Allowance for doubtful accounts receivable:
December 21, 2001	$4,390	$547	$944	$3,993
December 31, 2002	3,993	(906)	672	2,415
December 31, 2003	2,415	114	579	1,950
Accrued severance and lease cancellation reserve (including CEO Succession Charge):
December 21, 2001	1,904	2,248	3,850	302
December 31, 2002	302	1,891	1,151	1,042
December 31, 2003	1,042	135	960	217