Form 10-Q
period 2004-03-31
IDEXX LABORATORIES INC /DE
filed 2004-05-10
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transiton Period From __________To __________.

COMMISSION FILE NUMBER 0-19271

IDEXX LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	01-0393723
(State of incorporation)	(IRS Employer Identification No.)
One IDEXX Drive, Westbrook, Maine	04092
(Address of principal executive offices)	(ZIP Code)

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

        As of April 30, 2004, 34,727,898 shares of the registrant’s Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2004 and
		December 31, 2003	3

		Consolidated Statements of Operations for the three months
		ended March 31, 2004 and 2003	4

		Consolidated Statements of Cash Flows for the three months
		ended March 31, 2004 and 2003	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

	Item 4.	Controls and Procedures	22

PART II		OTHER INFORMATION

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23

	Item 6.	Exhibits and Reports on Form 8-K	23

SIGNATURES			24

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$180,510	$186,717
Short-term investments	28,911	33,988
Accounts receivable, less reserves of $1,765 and $1,950 in 2004 and 2003, respectively	61,466	53,976
Inventories	75,863	75,333
Deferred income taxes	13,674	13,775
Other current assets	6,454	6,800

Total current assets	366,878	370,589

Long-term Investments	33,787	35,082

Property and Equipment, at cost:
Land	1,204	1,202
Buildings	5,227	5,213
Leasehold improvements	23,460	23,139
Machinery and equipment	47,023	44,843
Office furniture and equipment	35,299	34,802
Construction in progress	5,373	2,824

	117,586	112,023
Less accumulated depreciation and amortization	69,193	66,799

	48,393	45,224

Other Long-term Assets:
Goodwill and other intangible assets, net of accumulated amortization of
$35,766 and $35,451 for 2004 and 2003, respectively	67,755	61,766
Other noncurrent assets, net	6,272	9,214

	74,027	70,980

TOTAL ASSETS	$523,085	$521,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,848	$19,160
Accrued expenses	19,596	21,521
Accrued employee compensation and related expenses	17,251	20,792
Accrued taxes	14,538	21,091
Accrued marketing and customer programs	7,806	6,762
Warranty reserve	3,565	2,250
Notes payable	744	494
Deferred revenue	8,252	8,275

Total current liabilities	86,600	100,345

Long-term Liabilities:
Deferred tax liabilities	260	236
Notes payable	500	--
Warranty and extended maintenance agreement reserves	2,259	1,444
Deferred revenue	5,868	5,772

Total long-term liabilities	8,887	7,452

Commitments and Contingencies (Note 6):
Partner's Interest in Consolidated Subsidiary	653	786

Stockholders' Equity:
Common stock, $0.10 par value; Authorized: 60,000 shares; Issued: 44,888 and
44,390 shares in 2004 and 2003, respectively	4,489	4,439
Additional paid-in capital	399,004	383,249
Deferred equity-based compensation; Issued: 12 and 3 units in 2004 and 2003, respectively	576	138
Retained earnings	258,141	240,350
Accumulated other comprehensive income	6,280	4,565
Treasury stock (10,146 and 9,711 shares in 2004 and 2003, respectively), at cost	(241,545)	(219,449)

Total stockholders' equity	426,945	413,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$523,085	$521,875

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Revenue:
Product revenue	$101,712	$82,071
Service revenue	31,705	27,176

	133,417	109,247
Cost of Revenue:
Cost of product revenue	44,752	38,271
Cost of service revenue	21,619	19,514

	66,371	57,785

Gross profit	67,046	51,462

Expenses:
Sales and marketing	20,983	16,323
General and administrative	12,242	10,355
Research and development	8,520	7,337

Income from operations	25,301	17,447
Interest income	729	690

Income before provision for income taxes
and partner's interest	26,030	18,137
Provision for income taxes	8,372	6,075
Partner's interest in loss of subsidiary	(133)	--

Net income	$17,791	$12,062

Earnings per Share:
Basic	$0.51	$0.36

Diluted	$0.49	$0.34

Weighted Average Shares Outstanding:
Basic	34,775	33,812

Diluted	36,437	35,520

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$17,791	$12,062
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	4,314	4,912
Partner's interest in loss of subsidiary	(133)	--
Provision for (recovery of) uncollectible accounts	(4)	195
Provision for deferred income taxes	2,697	460
Tax benefit on exercise of nonqualified stock options and disqualifying
dispositions	4,743	4,849
Provision for deferred equity-based compensation	46	--
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,889)	(5,804)
Inventories	(527)	5,708
Other current assets	124	255
Accounts payable	(4,317)	7,577
Accrued liabilities	(7,226)	(1,153)
Deferred revenue	49	483

Net cash provided by operating activities	10,668	29,544

Cash Flows from Investing Activities:
Purchase of short- and long-term investments	(5,803)	(5,860)
Sales and maturities of short- and long-term investments	12,221	4,089
Purchase of property and equipment	(6,003)	(3,089)
Acquisition of equipment leased to customers	(466)	(468)
Acquisition of business, net of cash acquired	(5,342)	--

Net cash used in investing activities	(5,393)	(5,328)

Cash Flows from Financing Activities:
Payment of notes payable	(254)	--
Purchase of treasury stock	(22,417)	(9,257)
Proceeds from exercise of stock options	11,005	4,745

Net cash used in financing activities	(11,666)	(4,512)

Net effect of exchange rates on cash	184	(41)

Net increase (decrease) in cash and cash equivalents	(6,207)	19,663
Cash and cash equivalents at beginning of period	186,717	113,788

Cash and cash equivalents at end of period	$180,510	$133,451

Supplemental Disclosure of Cash Flow Information:
Interest paid	$31	$--
Income taxes paid	$7,976	$854
Supplemental Disclosure of Non-Cash Information:
Value of mature shares exchanged in stock option exercises	$56	$4,897

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

        The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q for the three months ended March 31, 2004 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

        Stock-Based Compensation

        The Company measures costs related to employee stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and elects to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB No. 123” (collectively, “SFAS No. 123, as Amended”). Accordingly, no employee compensation cost has been recognized for these plans based on SFAS No. 123, as Amended.

        Had compensation cost for the Company’s stock-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, as Amended, the Company’s net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2004	2003
Net income:
As reported	$17,791	$12,062
Pro forma stock-based employee compensation, net of tax	(1,764)	(2,047)

Pro forma net income	$16,027	$10,015

Earnings per share:
Basic: as reported	$0.51	$0.36
Basic: pro forma	0.46	0.30
Diluted: as reported	0.49	0.34
Diluted: pro forma	0.44	0.28

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2004	2003
Dividend yield	None	None
Expected volatility	40%	55%
Risk-free interest rate	3.0%	3.2%
Expected life in years	5.8	6.1

        In order to determine the pro forma impact under SFAS No. 123, the fair value of the purchase rights expected to be exercised under the employee stock purchase plans is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2004	2003
Dividend yield	None	None
Expected volatility	33%	40%
Risk-free interest rate	1.1%	1.2%
Expected life in years	0.5	0.5

        No purchase rights were issued under employee stock purchase plans during the three months ended March 31, 2004 or 2003.

        The weighted average fair value of options granted and purchase rights were as follows:

	For the Three Months Ended March 31,
	2004	2003
Weighted average fair value per underlying share:
Options granted	$21.41	$18.59
Purchase rights under employee stock purchase plans	8.61	6.63

        During 2003, the Company adopted new compensation policies for Directors who are not officers or employees. Under these new policies, nonemployee Directors are required to defer a portion of their director compensation in the form of unissued shares of the Company’s common stock (“Deferred Stock Units”) pursuant to the Company’s Director Deferred Compensation Plan. The Deferred Stock Units are valued at the closing sale price of the common stock on the date of grant and exchanged for a fixed number of shares of common stock by the Company one year following a Director’s resignation or retirement. The Company also has adopted an Executive Deferred Compensation Plan (the “Executive Plan”) under which certain members of the Company’s management may elect to defer a portion of their earned cash compensation, beginning with 2003 incentive compensation payable in the first quarter of 2004, in Deferred Stock Units. These Deferred Stock Units will be exchanged for a fixed number of shares of common stock on dates determined by the employee, subject to the limitations of the Executive Plan. The Deferred Stock Units are presented in the stockholders’ equity section of the balance sheet as deferred equity-based compensation. During the three months ended March 31, 2004, 9,000 Deferred Stock Units valued at $0.4 million were issued. No Deferred Stock Units were issued during the three months ended March 31, 2003.

        Reclassifications

        Reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

Note 2. Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$18,901	$16,732
Work-in-process	9,079	7,615
Finished goods	47,883	50,986

	$75,863	$75,333

Note 3. Warranty and Extended Maintenance Agreement Reserves

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s actual warranty obligation is affected by product service rates and costs incurred in repairing units brought in for service. Should actual product service rates or costs differ from management’s estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Below is a summary of changes in accrued warranty reserve for products sold to customers (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Balance, beginning of period	$3,303	$343
Provision for warranty expense	1,185	386
Provision for change in estimate of prior warranty expense	1,368	--
Settlement of warranty liability	(868)	(144)

Balance, end of period	4,988	585
Long-term portion	1,423	92

Current portion of warranty reserves	$3,565	$493

        The Company sells extended maintenance agreements covering IDEXX instruments and recognizes associated revenue over the life of the contracts. The Company anticipates that losses will be incurred for certain of these contracts and has recognized provisions for the estimated losses. The anticipated loss reserve is $0.8 million and $0.4 million as of March 31, 2004 and December 31, 2003, respectively.

Note 4. Comprehensive Income (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Net income	$17,791	$12,062
Other comprehensive income (loss):
Foreign currency translation adjustments	716	15
Change in fair value of foreign currency contracts
classified as hedges, net of tax	970	(1)
Change in fair market value of investments, net of tax	29	(32)

Comprehensive income	$19,506	$12,044

Note 5. Earnings per Share

        The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended March 31,
	2004	2003
Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	34,768	33,812
Weighted average deferred stock units outstanding	7	--

	34,775	33,812

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	34,775	33,812
Dilutive effect of options issued to employees	1,662	1,656
Dilutive effect of warrants	--	52

	36,437	35,520

        Deferred Stock Units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of the Company’s common stock are issuable for no cash consideration, the number of shares of the Company’s common stock to be issued is fixed and issuance is not contingent. See Note 1.

        The warrants outstanding as of January 1, 2003 were exercised or expired as of September 30, 2003. No warrants were outstanding during the three months ended March 31, 2004.

        Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The weighted average number of anti-dilutive options, the weighted average exercise prices of such anti-dilutive options and the weighted average market value of shares used to calculate the dilutive effect were as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2004	2003
Weighted average number of shares underlying anti-dilutive options	329	4
Weighted average exercise price per underlying share of
anti-dilutive options	$50.92	$40.51
Weighted average market value per share	$50.74	$35.01

Note 6. Commitments and Contingencies

        The Company is subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. However, the Company’s actual losses with respect to these contingencies could exceed the Company’s accruals. During the three months ended March 31, 2004, there was no significant change in the Company’s material commitments and contingencies, described in Notes 8 and 14 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. Contingency matters are summarized below.

        In connection with an acquisition in 1998, the Company agreed to issue up to 1,241,000 shares of its common stock to the sellers based on the achievement by the Company’s pharmaceutical business of net sales and operating profit targets through 2004. However, based on the performance of that business, the Company does not anticipate that it will issue any of such shares in connection with this agreement.

        Under the Company’s workers’ compensation insurance policy for the year ending December 31, 2004, the Company retains the first $0.25 million in claim liability per incident and approximately $2.0 million in aggregate claim liability based on payroll. For the year ended December 31, 2003, the Company retained the first $0.25 million in claim liability per incident and $1.4 million in aggregate claim liability. The Company estimates claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Accordingly, the Company has recognized cumulative expenses toward the aggregate limits of $0.2 million for claims incurred during the three months ended March 31, 2004 and $1.1 million for claims incurred during the year ended December 31, 2003.

        Under the Company’s employee health care insurance policy, the Company retains claims liability risk up to per-incident and aggregate claim limits based on monthly participation levels in the employee health care plan. The Company provides for the uninsured portion of employee health care obligations based on estimated costs of claims incurred. Should actual employee health care claims liability exceed estimates, the Company is liable for up to an additional $1.0 million for potential uninsured obligations as of March 31, 2004. The Company has insurance coverage of $1.0 million for claims above the aggregate limit. Should employee health insurance claims exceed this coverage, the Company would have further obligations for the amount in excess of such coverage.

        The Company currently purchases certain products and materials from single sources or a limited number of sources. Some of the products that the Company purchases from these sources are proprietary, and, therefore, may not be available from other sources. If the Company is unable to obtain adequate quantities of these products in the future, then it could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on its results of operations.

        From time to time, the Company has received notices alleging that the Company’s products infringe third party proprietary rights, although the Company is not aware of any pending litigation with respect to such claims.

Note 7. Treasury Stock

        The Company’s Board of Directors has approved the repurchase of up to 12,000,000 shares of the Company’s common stock. The Company may make such purchases in the open market or in negotiated transactions. During the three months ended March 31, 2004, the Company repurchased 434,500 shares of common stock for $22.0 million. During the three months ended March 31, 2003, the Company repurchased 257,500 shares of common stock for $9.3 million. From the inception of the program in August 1999 to March 31, 2004, the Company repurchased approximately 9,976,000 shares for $235.5 million. In addition, during the three months ended March 31, 2004 and 2003, the Company received approximately 1,000 and 133,000 shares of stock, which were owned by the holder for greater than six months, with a market value of $0.1 million and $4.9 million in payment for the exercise price of stock options, respectively.

Note 8. Business Acquisition

        In February 2004, the Company acquired certain assets and assumed certain liabilities of a veterinary reference laboratory located in Ohio. The Company paid cash of $5.3 million, issued a note for $1.0 million and assumed liabilities of $0.5 million, for a total purchase price of $6.8 million. Goodwill and other intangible assets of $5.8 million were assigned to the Companion Animal Group segment. The results of operations of the acquired business have been included with those of the Company since the acquisition date. Pro forma information has not been presented because such information is not material to the financial statements of the Company taken as a whole.

Note 9. Segment Reporting

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

        The Company is organized into business units by market and customer group. The Company’s reportable segments are the Companion Animal Group (“CAG”), the Water testing business (“Water”), and the Food Diagnostics Group (“FDG”). CAG develops, designs, manufactures and distributes products, and performs services for veterinarians. Water develops, designs, manufactures and distributes products to detect contaminants in water, primarily microbial contamination in drinking water. FDG develops, designs, manufactures and distributes products, and performs services to detect disease and contaminants in production animals and food. Other items that are not included in the Company’s reportable segments are comprised primarily of corporate research and development expense and interest income. The Company has conformed the financial information about segments for the three months ended March 31, 2003 to its presentation of reportable segments for the three months ended March 31, 2004. Previously the Company had two reportable segments.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 in Note 2.

        The following is the segment information (in thousands):

	For the Three Months Ended March 31,
	CAG	Water	FDG	Other	Consolidated Total
2004
Revenues	$109,830	$11,854	$11,733	$--	$133,417

Income (loss) from operations	$18,248	$5,055	$2,923	$(925)	$25,301
Interest income	--	--	--	729	729

Income (loss) before provisions for (benefit of)
income taxes and partner's interest	18,248	5,055	2,923	(196)	26,030
Provision for (benefit of) income taxes	5,839	1,618	978	(63)	8,372
Partner's interest in loss of subsidiary	--	--	(133)	--	(133)

Net income (loss)	$12,409	$3,437	$2,078	$(133)	$17,791

2003
Revenues	$88,188	$10,068	$10,991	$--	$109,247

Income (loss) from operations	$12,687	$4,113	$1,445	$(798)	$17,447
Interest income	--	--	--	690	690

Income (loss) before provisions for
(benefit of) income taxes	12,687	4,113	1,445	(108)	18,137
Provision for (benefit of) income taxes	4,249	1,378	484	(36)	6,075

Net income (loss)	$8,438	$2,735	$961	$(72)	$12,062

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to future earnings, revenue growth rates, gross margin, FDA and other regulatory approvals of our products, timing of product launches, future product sales and expenses and product demand. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions of IDEXX and its management, and are not guarantees of future performance. Actual results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Future Operating Results” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003. The risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2003 do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

        In addition to the discussion below under “Critical Accounting Policies and Estimates,” refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2003 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a discussion of significant judgments and estimates used in the preparation of our consolidated financial statements.

BUSINESS OVERVIEW

        We operate primarily through three business segments: the Companion Animal Group (“CAG”), Water testing business (“Water”) and the Food Diagnostics Group (“FDG”). CAG comprises our veterinary diagnostic products and services (rapid assays, instruments, instrument consumables, and laboratory and consulting services), veterinary pharmaceuticals, and veterinary information products and services. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in production animals and food. Other items that are not included in our three reportable segments are comprised primarily of corporate research and development expense and interest income. We have conformed the financial information about segments for the three months ended March 31, 2003 to our presentation of reportable segments for the three months ended March 31, 2004. Previously we had two reportable segments.

        The following is a discussion of the strategic and operating factors that we believe have the most significant effect on the performance of our business.

Companion Animal Group

        Our CAG segment accounts for approximately 82% of our sales and is, therefore, our most significant business. The product lines within our CAG segment by percentage of revenue are:

	For the Three Months Ended March 31,
	2004	2003
Instruments and consumables	41%	41%
Laboratory services	24	24
Rapid assays	22	21
Other	13	14

	100%	100%

        Other consists primarily of practice information management software and services, pharmaceutical products, instrument service, and instrument accessories. To date, revenues from sales of pharmaceutical products have not been substantial. However, we are investing significantly in a pipeline of companion animal pharmaceutical products. If we are successful in developing, obtaining FDA approval for, and marketing these products, we believe that sales of pharmaceutical products will become a more material component of CAG sales in the future.

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

        In the U.S., we sell instrument consumables, rapid assays and pharmaceuticals through distributors, and therefore, our reported sales of these products are sales made to distributors, rather than sales to veterinarians, the end-users. Because distributor inventory levels and purchasing patterns may fluctuate, sales of a particular product line in a particular period may not always be representative of the underlying customer demand for the product. Therefore, we closely track sales of these products by our distributors to the clinics (“clinic-level sales”), which we think provides a more accurate picture of the real growth rate for these products. In the discussion of results below, we note certain instances where we believe reported sales have been influenced, positively or negatively, by changes in distributor inventories.

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

        We have a large installed base of VetTest® chemistry analyzers, and substantially all of our revenues from that product line are now derived from consumables sales, although we continue to place instruments through sales and through rental and other programs. The success of this product line is dependent on our ability to retain and grow the installed base and to increase customer utilization of those instruments. To promote instrument utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of blood chemistry testing for a variety of diagnostic purposes.

        We purchase the consumables used in VetTest® chemistry analyzers from Ortho-Clinical Diagnostics, Inc. (“OCD”). In October 2003, we entered into a new supply agreement with OCD, under which we are developing and will introduce a next-generation chemistry analyzer for the veterinary market based on the OCD dry-slide technology, and OCD will supply us with the slide consumables used in both the new instrument and the VetTest® chemistry analyzer. The 2003 agreement provides us with a source of dry-slide consumables through 2018 at an expected improved cost over the term of the agreement.

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

        With all of our instrument lines, we seek to differentiate our products based on superior system capability, quality of diagnostic information, reliability and customer service. Our equipment and consumables typically are sold at a premium price to competitive offerings. Our success depends on our ability to maintain a premium price strategy. In addition, the needs of our customers for diagnostic information can also be provided by outside laboratory services, although usually with a time delay. Such outside laboratory diagnostic services are typically offered at a lower price to the customer. Therefore, our success also depends on our ability to market the relative attractiveness of in-clinic diagnostic testing, versus less convenient and timely, but lower priced, laboratory testing.

        Laboratory Services. We believe that more than half of all diagnostic testing by U.S. veterinarians is done at outside reference laboratories such as our IDEXX reference laboratories. We attempt to differentiate our laboratory testing services from those of our competitors primarily on the basis of quality, customer service and technology. Revenue growth in this business is achieved through increased sales to existing customers and to new customers by existing and newly established laboratories and, on certain occasions, through the acquisition of laboratories. In the first quarter of 2004, we acquired a laboratory in Columbus, Ohio. Profitability of our laboratory services business largely depends on our ability to maintain efficiencies from both volume and operations.

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

        Water

        Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers are primarily water utilities and state and other governmental laboratories to whom strong relationships and customer support are very important. Over the past several years, the rate of growth of this product line has slowed as a result of market penetration and increased competition. International sales of water testing products represented 45% of total water product sales during the three months ended March 31, 2004, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and in many countries a test may not be used for regulatory testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program under which we are seeking regulatory approvals in a number of countries, primarily in Europe.

        Food Diagnostics Group

        Production Animal Services. We develop, manufacture, market and sell a broad range of tests for various poultry, cattle and swine diseases and conditions, and have an active research and development and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can be subject to fluctuation. International sales of production animal products represented 74% of total sales in this business during the three months ended March 31, 2004. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described below that are associated with doing business internationally.

        Dairy Testing. Our strategy in the dairy testing business is to develop, manufacture and sell antibiotic residue testing products that satisfy applicable regulatory requirements for testing of bulk milk by milk processors and provide reliable field performance for milk producers. Sales of dairy testing products have declined over the last several years largely as a result of increased competition in the domestic market. To increase sales of dairy testing products, we will need to increase penetration in geographies outside the United States and in the producer segment of the dairy market.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The critical accounting policies utilized during the three months ended March 31, 2004 are consistent with those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” Except as described below, the significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2004 are also consistent with those used to prepare the consolidated financial statements as of and for the year ended December 31, 2003.

        As of March 31, 2004, our inventories included $10.3 million of component parts and finished goods associated with our LaserCyte® hematology instrument, which we began shipping to customers in the fourth quarter of 2002. In addition, we have firm purchase commitments for an additional $3.9 million. We expect to fully realize our investment in inventory and purchase commitments. However, if we alter the design of this product, we may be required to write-off some or all of the associated inventory.

        We provide for the estimated cost of product warranties at the time revenue is recognized. Our actual warranty obligation is affected by product service rates and costs incurred in repairing units brought in for service. We evaluate our warranty obligation on a quarterly basis based on historical data. Should actual product service rates or costs differ from our estimates, revisions to the estimated warranty liability would be required. As of March 31, 2004 and December 31, 2003, we had accrued $5.0 million and $3.3 million for estimated warranty expense, respectively, including warranty reserves of $4.7 million and $3.0 million for LaserCyte® systems, respectively.

        The increase in warranty accrual and expense was due to the growing installed base of LaserCyte® systems and the development of service experience for these instruments. We charge warranty expense to the cost of LaserCyte® revenue at the time revenue is recognized on the system based on the estimated cost to repair the instrument over its two-year warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue

        Total Company. Revenue for the total company increased $24.2 million, or 22%, to $133.4 million from $109.2 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

For the Three Months Ended March 31,
Net Revenue (in thousands)	2004	2003	Dollar Change	Percentage Change	Percentage Change from Currency (1)
CAG	$109,830	$88,188	$21,642	25%	5%
Water	11,854	10,068	1,786	18%	7%
FDG	11,733	10,991	742	7%	9%

Total Company	$133,417	$109,247	$24,170	22%	5%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from 2003 to 2004.

        Companion Animal Group. Revenue for CAG increased $21.6 million, or 25%, to $109.8 million from $88.2 million in the same period of the prior year. This increase resulted from increased sales of rapid assay products, instrument consumables, laboratory services, instruments, veterinary practice management software and services, and pharmaceutical products. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $4.0 million, or 5%, to the increase in CAG revenue.

        The increase in sales of rapid assay products (an increase of $5.7 million, or 30%) was due primarily to increased domestic clinic-level sales of both canine and feline products, the impact of changes in distributors’ inventory levels, and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S. Clinic-level sales of canine products increased, in part, due to the launch of a seasonal promotion earlier in 2004 than in 2003. Clinic-level sales of feline products were also favorably impacted by a new marketing program in 2004. Shipments to distributors during the three months ended March 31, 2003 were reduced as a result of the Company’s continuing efforts to improve efficiency in the distribution channel. The reduced shipments during the three months ended March 31, 2003 create a favorable comparison to the same period in 2004, which reflected customary seasonal increases. The collective positive impact of favorable currency exchange, favorable distributor inventory comparisons and changes in marketing program offerings caused reported growth in the first quarter to be significantly higher than our estimates of the underlying clinic-level growth of rapid assay products. We expect more competition in the canine heartworm market segment, which could negatively affect growth in rapid assay sales.

        The increase in sales of instrument consumables (an increase of $5.1 million, or 17%) was due mainly to increased sales of VetTest® slides and, to a lesser extent, LaserCyte® tubes. This overall increase in sales of instrument consumables was caused primarily by the favorable impact of currency exchange rates on sales outside the U.S., the impact of changes in distributors’ inventory levels, and, to a lesser extent, increased domestic clinic-level sales and higher volume outside the U.S. Shipments to distributors during the three months ended March 31, 2003 were reduced as a result of the Company’s continuing efforts to improve efficiency in the distribution channel. The reduced shipments during the three months ended March 31, 2003 create a favorable period-to-period comparison. The collective impact of favorable currency exchange and favorable distributor inventory comparisons caused reported growth in the first quarter to be significantly higher than our estimates of the underlying clinic-level growth of instrument consumable products.

        The increase in sales of laboratory services (an increase of $4.9 million, or 23%) resulted primarily from higher volume at existing laboratories located principally in the U.S. and, to a lesser extent, in Australia; the favorable impact of currency exchange rates on sales at our laboratories outside the U.S.; the inclusion of sales from laboratories acquired in 2004 and 2003; and favorable pricing.

        The increase in sales of instruments (an increase of $3.6 million, or 56%) was due primarily to increased sales of the LaserCyte® hematology system and, to a lesser extent, computed radiography systems.

        The increase in sales of veterinary practice management software and services (an increase of $1.2 million, or 23%) resulted primarily from higher volume of complete system sales.

        The increase in sales of pharmaceutical products (an increase of $0.7 million, or 39%) resulted primarily from increased clinic-level demand.

        Water. Revenue for Water increased $1.8 million, or 18%, to $11.9 million from $10.1 million for the same period of the prior year. The increase resulted primarily from higher sales volume and the favorable impact of currency exchange rates on sales outside the U.S. The favorable impact of currency exchange rates contributed an aggregate of $0.7 million, or 7%, to the increase in Water revenue.

        Food Diagnostics Group. Revenue for FDG increased $0.7 million, or 7%, to $11.7 million from $11.0 million for the same period of the prior year. The increase was due primarily to the favorable impact of currency exchange rates on sales outside the U.S., which contributed an aggregate of $0.9 million, or 9%, to the increase in FDG revenue. Excluding the impact of currency exchange rates, production animal diagnostics sales increased slightly due primarily to increased sales volumes, offset partially by lower average unit prices, and sales of dairy testing products decreased due primarily to lower average unit prices.

Gross Profit

        Total Company. Gross profit for the total company increased $15.6 million, or 30%, to $67.0 million from $51.5 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased to 50% from 47% in the same period of the prior year. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Three Months Ended March 31,
Gross Profit (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$52,076	47%	$39,407	45%	$12,669	32%
Water	7,993	67%	6,564	65%	1,429	22%
FDG	6,977	59%	5,491	50%	1,486	27%

Total Company	$67,046	50%	$51,462	47%	$15,584	30%

        Companion Animal Group. Gross profit for CAG increased $12.7 million, or 32%, to $52.1 million from $39.4 million in the same period of the prior year due primarily to increased sales volume across the CAG product lines and, to a lesser extent, to an increase in the gross profit percentage. As a percentage of CAG revenue, gross profit increased to 47% from 45% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to productivity improvements across CAG product lines and services, partly due to fixed costs spread over a higher revenue base; favorable product mix; and the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses. Gross profit percentage improvement resulted, to a lesser extent, from the lower cost of VetTest® slides sold in 2004 and reduced amortization of VetTest® instruments in our rental and trade-up programs as units have become fully amortized. These improvements were partially offset by a lower gross margin percentage recognized on our LaserCyte® hematology instrument partly due to increased actual and estimated service obligations for these instruments.

        Water. Gross profit for Water increased $1.4 million, or 22%, to $8.0 million from $6.6 million for the same period in the prior year, primarily due to increased sales volume and, to a lesser extent, to an increase in the gross profit percentage. As a percentage of Water revenue, gross profit increased to 67% from 65% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, partially offset by lower average unit prices.

        Food Diagnostics Group. Gross profit for FDG increased $1.5 million, or 27%, to $7.0 million from $5.5 million for the same period in the prior year, primarily due to an increase in the gross profit percentage. As a percentage of FDG revenue, gross profit increased to 59% from 50% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to increased manufacturing efficiencies and the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, partially offset by lower average unit sales prices. Manufacturing efficiencies increased compared to the same quarter in the prior year due, in part, to the concentration of production of certain products into the first quarter of 2004 compared to production levels spread throughout the year in 2003, and to the recovery and sale of inventory that had been written down in a prior period.

Operating Expenses and Operating Income

        Total Company. Total company operating expenses increased $7.7 million to $41.7 million from $34.0 million for the same period of the prior year. As a percentage of revenue, operating expenses remained constant at 31%. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Three Months Ended March 31,
Operating Expenses (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$33,828	31%	$26,720	30%	$7,108	27%
Water	2,938	25%	2,451	24%	487	20%
FDG	4,054	35%	4,046	37%	8	0%
Other	925	N/A	798	N/A	127	16%

Total Company	$41,745	31%	$34,015	31%	$7,730	23%

Operating Income (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$18,248	17%	$12,687	14%	$5,561	44%
Water	5,055	43%	4,113	41%	942	23%
FDG	2,923	25%	1,445	13%	1,478	102%
Other	(925)	N/A	(798)	N/A	(127)	(16%	)

Total Company	$25,301	19%	$17,447	16%	$7,854	45%

        Companion Animal Group. Operating expenses for CAG increased $7.1 million, or 27%, to $33.8 million from $26.7 million in the same period of the prior year. The increase was attributable to a 36% ($4.7 million) increase in sales and marketing expense, an 18% ($1.5 million) increase in general and administrative expense, and a 17% ($0.9 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from increased personnel and marketing program costs and the unfavorable impact of foreign currency denominated expenses. The increase in general and administrative expense reflects higher spending on information technology and other corporate functions, and the unfavorable impact of foreign currency denominated expenses, partially offset by lower bad debt expense. The increase in research and development expense results primarily from increased staffing and higher spending to support instrument and pharmaceutical product development.

        Water. Operating expenses for Water increased $0.5 million, or 20%, to $2.9 million from $2.5 million in the same period of the prior year. The increase was attributable to a 50% ($0.3 million) increase in general and administrative expense, a 26% ($0.1 million) increase in research and development expense, and a 2% increase in sales and marketing expense (less than $0.1 million). The increase in general and administrative expense reflects the impact of a gain from a legal settlement in 2003, an increase in bad debt provisions, higher spending on information technology and other corporate functions, and the unfavorable impact of foreign currency denominated expenses. The increase in research and development expense was due primarily to consulting, compensation and supplies costs incurred to support new product development efforts. The increase in sales and marketing expense resulted primarily from the unfavorable impact of foreign currency denominated expenses and increased marketing activities.

        Food Diagnostics Group. Operating expenses for FDG increased slightly to $4.1 million from $4.0 million in the same period of the prior year. The small net increase resulted primarily from an 8% ($0.1 million) increase in general and administrative expense and a 3% (less than $0.1 million) increase in research and development expense, substantially offset by a decrease in sales and marketing expense of 6% ($0.1 million). The increase in general and administrative expense reflects higher spending on information technology and other corporate functions and recurring expenses associated with the China joint venture formed in 2003. The increase in research and development expense was due primarily to increased compensation costs. The decrease in sales and marketing expense resulted primarily from expenses incurred in connection with the formation of the China joint venture, partially offset by the unfavorable impact of foreign currency denominated expenses.

        Other. Operating expenses for 2004 increased $0.1 million or 16% to $0.9 million from $0.8 million for the same period of the prior year. The increase resulted primarily from severance benefits provided in 2004.

Interest Income

        Net interest income was $0.7 million for the three months ended March 31, 2004 and 2003. The impact on interest income of higher invested cash balances was substantially offset by lower effective interest rates.

Provision for Income Taxes

        Our effective tax rate was 32.0% for the three months ended March 31, 2004. For the full year ended December 31, 2003, our effective tax rate was 31.5%, while it was 33.5% for the three months ended March 31, 2003. The reduction in the effective tax rate for the year ended December 31, 2003 compared to the three months ended March 31, 2003 resulted from ongoing domestic and international tax planning initiatives, revisions to prior year international tax estimates and a charge to write-down fixed assets in a high-tax jurisdiction that was recorded in the fourth quarter of 2003. The effective tax rate recorded for the three months ended March 31, 2004 increased to 32% from 31.5% for the full year of 2003 due to the write-down of fixed assets discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        We fund the capital needs of our business through cash generated from operations. We had $209.4 million and $175.4 million of cash, cash equivalents and short-term investments as of March 31, 2004 and 2003, respectively, and working capital of $280.3 million and $239.9 million, respectively. As of March 31, 2004 and 2003, we also had long-term investments, primarily in municipal bonds, of $33.8 million and $8.7 million, respectively. As of March 31, 2004 and 2003, we had total cash, short-term investments and long-term investments of $243.2 million and $184.1 million, respectively.

        Cash provided by operating activities was $10.7 million for the three months ended March 31, 2004. Cash of $7.2 million was used by a decrease in accrued liabilities (defined as accrued expenses, accrued employee compensation and related expenses, accrued taxes, accrued marketing and customer programs, and accrued warranty and extended maintenance reserves) attributable primarily to tax and compensation payments. Cash of $6.9 million was used by an increase in accounts receivable due primarily to increased sales volume. Cash of $4.7 million was generated from the income tax benefit obtained from the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options by employees. Cash of $4.3 million was used by a decrease to accounts payable due primarily to the timing of payments for VetTest® slides to our supplier.

        Cash used for investing activities was $5.4 million for the three months ended March 31, 2004. The net proceeds from purchases and sales of investment instruments provided cash of $6.4 million. We purchased approximately $6.0 million of fixed assets and $0.5 million of equipment for lease to customers during the three months ended March 31, 2004, principally related to the CAG segment. We expect our total spending for capital expenditures in 2004 to be approximately $25.0 million. We used $5.3 million to acquire certain assets of a veterinary reference laboratory located in Ohio.

        Cash used for financing activities was $11.7 million for the three months ended March 31, 2004. We used cash of $22.4 million to repurchase 434,500 shares of our common stock and to pay for shares purchased at the end of 2003. As of March 31, 2004, approximately 9,976,000 shares had been repurchased under the stock repurchase plan. The repurchase plan was originally authorized by the Board of Directors in 1999 and subsequently amended to encompass total purchases of up to 12,000,000 shares of our common stock in the open market or in negotiated transactions. Employees’ exercises of options yielded cash proceeds of $11.0 million during the three months ended March 31, 2004. We used cash of $0.3 million for payment on a note.

        The slides sold for use in our VetTest® instruments are purchased under an agreement with a supplier at fixed prices. Under this agreement we are required to make additional slide purchases in 2004 of approximately $36 million.

        In evaluating liquidity, we consider cash and investments collectively. We believe that current cash, short-term investments, long-term investments and funds generated from operations will be sufficient to fund our operations and capital purchase requirements.

FUTURE OPERATING RESULTS

        The future operating results of IDEXX involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

        IDEXX’s Future Growth Depends on Several Factors

        The future success of our business depends upon our ability to successfully implement various strategies, including:

•	Developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products and a new clinical chemistry instrument, and improving and enhancing existing products, including the LaserCyte® system;

•	Expanding our market by increasing use of our products by our customers;

•	Strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.; and

•	Developing and implementing new technology development and licensing strategies; and identifying and completing acquisitions that enhance our existing businesses or create new business areas for us.

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

        Commercialization of animal health pharmaceuticals in the U.S. requires prior approval by the FDA. To obtain such approvals, we are required to submit substantial clinical, manufacturing and other data to the FDA. Regulatory approval for products submitted to the FDA may take several years and following approval, the FDA continues to regulate all aspects of the manufacture, labeling, storage, record keeping and promotion of pharmaceutical products. We have two animal pharmaceutical products in registration with the FDA, including a nonsteroidal anti-inflammatory for the treatment of lameness in horses and an injectible antibiotic for cats. Failure to obtain, or delays in obtaining, FDA approval for these products would have a negative impact on our future growth.

        Changes in Veterinary Medical Practices Could Negatively Affect Operating Results

        We believe that more than half of all veterinary diagnostic testing occurs in laboratories. Although we have a significant laboratory business, our in-clinic testing business is more material to our results of operations. If testing by companion animal veterinarians generally were to shift toward increased laboratory testing and away from in-clinic testing, this shift could have a material adverse effect on our results of operations.

        The market for diagnostic tests could be negatively impacted by the introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Such a decline could have a material adverse effect on our results of operations.

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

        IDEXX Purchases Materials for its Products from a Limited Number of Sources

        We currently purchase certain products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, may not be available from other sources. These products include our VetTest® chemistry and QBC® VetAutoread™ hematology analyzers and related consumables, computed radiography systems, active ingredients for pharmaceutical products, including Navigator® paste, and certain components of our SNAP® rapid assay devices, water testing products and LaserCyte® systems. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations.

        The slides sold for use in our VetTest® instruments are purchased under an agreement with OCD at fixed prices. Under this agreement we are required to purchase a minimum of $160 million of slides through 2010. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of slides to our customers, our profits on slide sales would decline because we purchase slides at fixed prices.

        IDEXX’s Biologic Products are Complex and Difficult to Manufacture

        Many of our products are biologics, which are products that are comprised of materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex. Unlike products that rely on chemicals for efficacy (such as most pharmaceuticals), biologics are difficult to characterize due to the inherent variability of biological materials. Difficulty in characterizing biological materials limits the precision of specifications for these materials, which creates greater risk in the manufacturing process. We attempt to mitigate risk associated with the manufacture of biologics by utilizing multiple vendors, manufacturing some of these materials ourselves and maintaining substantial inventories of materials that have demonstrated the appropriate characteristics. However, there can be no assurance that we will be able to maintain adequate sources of biological materials or that biological materials that we maintain in inventory will yield finished products that satisfy applicable product release criteria. Our inability to obtain necessary biological materials or to manufacture successfully biologic products that incorporate such materials could have a material adverse effect on our results of operations.

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

        The Loss of our President, Chief Executive Officer and Chairman Could Adversely Affect our Business

        We rely on the management and leadership of Mr. Jonathan W. Ayers, our President, Chief Executive Officer and Chairman. We do not maintain key man life insurance coverage for Mr. Ayers. The loss of Mr. Ayers could have a material impact on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 13 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.

        The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts with a duration of less than 15 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following twelve months. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. As of March 31, 2004, the Company had $2.1 million in unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $1.0 million in taxes.

Item 4. Controls and Procedures

    (a)        Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

    (b)        Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
January 1, 2004 to January 31, 2004	89,400	$47.31	89,400	2,369,230
February 1, 2004 to February 29, 2004	136,200	50.57	136,200	2,233,030
March 1, 2004 to March 31, 2004	208,900	52.29	208,900	2,024,130

Total	434,500	$50.73	434,500	2,024,130

        The Company’s Board of Directors has approved the repurchase of up to 12,000,000 shares of the Company’s common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999 and subsequently amended on October 4, 1999, July 21, 2000 and October 20, 2003, and does not have a specified expiration date. The repurchases made during the three months ended March 31, 2004 were made in open market transactions. There were no other plans outstanding during the three months ended March 31, 2004 and no plans expired during the period.

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

(b)     Reports on Form 8-K

On January 26, 2004, the Company furnished a Current Report on Form 8-K, under Item 12 (Results of Operations and Financial Condition), containing a copy of its earnings release for the year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/Merilee Raines
Date: May 10, 2004	Merilee Raines Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.          Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.