Form 10-Q
period 2004-06-30
IDEXX LABORATORIES INC /DE
filed 2004-08-09
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

        As of July 30, 2004, 34,256,246 shares of the registrant’s Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$164,659	$186,717
Short-term investments	48,057	33,988
Accounts receivable, less reserves of $1,555 and $1,950 in 2004 and 2003,
respectively	59,288	53,976
Inventories	78,905	75,333
Deferred income taxes	14,544	13,775
Other current assets	5,788	6,800

Total current assets	371,241	370,589

Long-term Investments	21,148	35,082

Property and Equipment, at cost:
Land	1,937	1,202
Buildings	5,231	5,213
Leasehold improvements	24,540	23,139
Machinery and equipment	49,401	44,843
Office furniture and equipment	35,619	34,802
Construction in progress	11,694	2,824

	128,422	112,023
Less accumulated depreciation and amortization	71,913	66,799

	56,509	45,224

Other Long-term Assets:
Goodwill and other intangible assets, net of accumulated amortization of
$35,766 and $35,451 for 2004 and 2003, respectively	68,057	61,766
Other noncurrent assets, net	6,246	9,214

	74,303	70,980

TOTAL ASSETS	$523,201	$521,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$19,467	$19,160
Accrued expenses	17,044	21,521
Accrued employee compensation and related expenses	16,320	20,792
Accrued taxes	14,582	21,091
Accrued marketing and customer programs	9,663	6,762
Warranty and extended maintenance agreement reserves	3,091	2,250
Notes payable	715	494
Deferred revenue	8,167	8,275

Total current liabilities	89,049	100,345

Long-term Liabilities:
Deferred tax liabilities	965	236
Notes payable	500	--
Warranty and extended maintenance agreement reserves	2,113	1,444
Deferred revenue	5,937	5,772

Total long-term liabilities	9,515	7,452

Commitments and Contingencies (Note 7):
Partner's Interest in Consolidated Subsidiary	580	786

Stockholders' Equity:
Common stock, $0.10 par value; Authorized: 60,000 shares; Issued: 45,131
and 44,390 shares in 2004 and 2003, respectively	4,513	4,439
Additional paid-in capital	407,626	383,249
Deferred equity-based compensation; Issued: 12 and 3 units in 2004 and
2003, respectively	576	138
Retained earnings	282,051	240,350
Accumulated other comprehensive income	6,497	4,565
Treasury stock (10,720 and 9,711 shares in 2004 and 2003, respectively),
at cost	(277,206)	(219,449)

Total stockholders' equity	424,057	413,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$523,201	$521,875

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Product revenue	$104,318	$93,248	$206,030	$175,319
Service revenue	33,061	28,598	64,766	55,774

	137,379	121,846	270,796	231,093
Cost of Revenue:
Cost of product revenue	43,527	42,560	88,279	80,831
Cost of service revenue	21,850	19,615	43,469	39,129

	65,377	62,175	131,748	119,960

Gross profit	72,002	59,671	139,048	111,133

Expenses:
Sales and marketing	20,679	17,198	41,662	33,521
General and administrative	11,583	9,835	23,825	20,190
Research and development	8,685	8,304	17,205	15,641

Income from operations	31,055	24,334	56,356	41,781
Interest income	756	764	1,485	1,454

Income before provision for income taxes
and partner's interest	31,811	25,098	57,841	43,235
Provision for income taxes	7,974	8,408	16,346	14,483
Partner's interest in loss of subsidiary	73	--	206	--

Net income	$23,910	$16,690	$41,701	$28,752

Earnings per Share:
Basic	$0.69	$0.49	$1.20	$0.85

Diluted	$0.66	$0.47	$1.14	$0.81

Weighted Average Shares Outstanding:
Basic	34,584	34,100	34,679	33,956

Diluted	36,423	35,531	36,447	35,526

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$41,701	$28,752
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	8,062	9,845
Partner's interest in loss of subsidiary	(207)	--
Provision for (recovery of) uncollectible accounts	(116)	189
Provision for deferred income taxes	1,782	920
Tax benefit on exercise of nonqualified stock options and disqualifying
dispositions	7,476	7,836
Provision for deferred equity-based compensation	46	--
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,872)	(4,183)
Inventories	(3,591)	5,355
Other assets	408	838
Accounts payable	316	11,432
Accrued liabilities	(7,140)	3,654
Deferred revenue	31	952

Net cash provided by operating activities	43,896	65,590

Cash Flows from Investing Activities:
Purchase of short- and long-term investments	(22,180)	(27,056)
Sales and maturities of short- and long-term investments	21,912	16,864
Purchase of property and equipment	(17,676)	(9,162)
Acquisition of equipment leased to customers	(1,230)	(1,004)
Acquisition of intangible assets and business, net of cash acquired	(5,392)	(50)

Net cash used in investing activities	(24,566)	(20,408)

Cash Flows from Financing Activities:
Payment of notes payable	(304)	(509)
Purchase of treasury stock	(58,070)	(23,505)
Proceeds from exercise of stock options	16,910	15,118

Net cash used in financing activities	(41,464)	(8,896)

Net effect of exchange rates on cash	76	1,360

Net increase (decrease) in cash and cash equivalents	(22,058)	37,646
Cash and cash equivalents at beginning of period	186,717	113,788

Cash and cash equivalents at end of period	$164,659	$151,434

Supplemental Disclosure of Cash Flow Information:
Interest paid	$32	$10
Income taxes paid	$12,066	$1,426
Supplemental Disclosure of Non-Cash Information:
Value of mature shares exchanged in stock option exercises	$64	$4,897

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

        The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q for the three and six months ended June 30, 2004 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

        Had compensation cost for the Company’s stock-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, as Amended, the Company’s net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$23,910	$16,690	$41,701	$28,752
Pro forma stock-based employee compensation,
net of tax	(2,011)	(2,081)	(3,775)	(4,128)

Pro forma net income	21,899	14,609	37,926	24,624

Earnings per share:
Basic: as reported	$0.69	$0.49	$1.20	$0.85
Basic: pro forma	0.63	0.43	1.09	0.73
Diluted: as reported	0.66	0.47	1.14	0.81
Diluted: pro forma	0.60	0.41	1.05	0.70

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	40.0%	54.8%	40.0%	54.8%
Risk-free interest rate	3.9%	2.7%	3.9%	2.7%
Expected life from vesting date to exercise
date, in years	2.8	3.1	2.8	3.1

        Options granted to Directors vest fully on the first anniversary of the date of grant. Options granted to employees during the six months ended June 30, 2004 and the year ended December 31, 2003 vest over five years at a rate of 20% per year on each anniversary of the date of grant.

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of the purchase rights under the employee stock purchase plans is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	33.0%	40.0%	33.0%	40.0%
Risk-free interest rate	2.0%	1.0%	2.0%	1.0%
Expected life in years	0.5	0.5	0.5	0.5

        The weighted average fair value of options and purchase rights granted were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average fair value per underlying share:
Options granted	$24.33	$17.80	$21.60	$18.53
Purchase rights under employee stock purchase plans	11.51	8.79	11.51	8.79

        During 2003, the Company adopted new compensation policies for Directors who are not officers or employees. Under these policies, nonemployee Directors are required to defer a portion of their director compensation in the form of unissued shares of the Company’s common stock (“Deferred Stock Units”) pursuant to the Company’s Director Deferred Compensation Plan. The Deferred Stock Units are valued at the closing sale price of the common stock on the date of grant and exchanged for a fixed number of shares of common stock by the Company one year following a Director’s resignation or retirement. The Company also has adopted an Executive Deferred Compensation Plan (the “Executive Plan”) under which certain members of the Company’s management may elect to defer a portion of their earned cash compensation, beginning with 2003 incentive compensation paid in the first quarter of 2004, in Deferred Stock Units. These Deferred Stock Units will be exchanged for a fixed number of shares of common stock on dates determined by the employee, subject to the limitations of the Executive Plan. The Deferred Stock Units are presented in the stockholders’ equity section of the balance sheet as deferred equity-based compensation. During the three months ended June 30, 2004, no Deferred Stock Units were issued. During the six months ended June 30, 2004, 9,000 Deferred Stock Units valued at $0.4 million were issued. No Deferred Stock Units were issued during the three months and six months ended June 30, 2003.

        Reclassifications

        Reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

Note 2. Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$20,144	$16,732
Work-in-process	9,226	7,615
Finished goods	49,535	50,986

	$78,905	$75,333

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Balance, beginning of period	$4,988	$585	$3,303	$343
Provision for warranty expense	1,105	639	2,290	1,025
Provision for change in estimate of prior
warranty expense	(480)	430	888	430
Settlement of warranty liability	(940)	(118)	(1,808)	(262)

Balance, end of period	4,673	1,536	4,673	1,536
Long-term portion	1,597	1,196	1,597	1,196

Current portion of warranty reserves	$3,076	$340	$3,076	$340

        The Company sells extended maintenance agreements covering IDEXX instruments and recognizes associated revenue over the life of the contracts. The Company anticipates that losses will be incurred for certain of these contracts and has recognized provisions for the estimated losses. The anticipated loss reserves were $0.5 million and $0.4 million as of June 30, 2004 and December 31, 2003, respectively.

Note 4. Income Taxes

         The effective income tax rates for the three months and six months ended June 30, 2004 were 25.0% and 28.2%, respectively, compared with 33.5% for the three and six months ended June 30, 2003. The majority of this rate reduction resulted from the resolution, during the three months ended June 30, 2004, of an IRS income tax audit through the year 2001. As a result of completing this audit, the Company reduced previously accrued taxes. Other rate reductions resulted from the release of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates. For the three months ended June 30, 2004, these reductions were partly offset by an increase in the underlying estimated effective tax rate for 2004 from 32.0% to 33.25% due to changes in the estimated geographic mix of profits and losses.

Note 5. Comprehensive Income (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$23,910	$16,690	$41,701	$28,752
Other comprehensive income (loss):
Foreign currency translation adjustments	(681)	3,524	35	3,539
Change in fair value of foreign currency
contracts classified as hedges, net of tax	1,007	(541)	1,977	(542)
Change in fair market value of
investments, net of tax	(109)	(43)	(80)	(75)

Comprehensive income	$24,127	$19,630	$43,633	$31,674

Note 6. Earnings per Share

        The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	34,572	34,100	34,669	33,956
Weighted average deferred stock units outstanding	12	--	10	--

	34,584	34,100	34,679	33,956

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	34,584	34,100	34,679	33,956
Dilutive effect of options issued to employees	1,839	1,393	1,768	1,524
Dilutive effect of warrants	--	38	--	46

	36,423	35,531	36,447	35,526

        Deferred Stock Units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of the Company’s common stock are issuable for no cash consideration, the number of shares of the Company’s common stock to be issued is fixed and issuance is not contingent. See Note 1.

        The warrants outstanding as of January 1, 2003 were exercised or expired as of September 30, 2003. No warrants were outstanding during the six months ended June 30, 2004.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average number of shares underlying anti-dilutive
options	--	13	9	9
Weighted average exercise price per underlying share of
anti-dilutive options	N/A	$36.43	$60.93	$36.43
Weighted average market value per share	$62.35	$35.49	$56.54	$35.26

Note 7. Commitments and Contingencies

        The Company is subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. However, the Company’s actual losses with respect to these contingencies could exceed the Company’s accruals. During the six months ended June 30, 2004, there was no significant change in the Company’s material commitments and contingencies, described in Notes 8 and 14 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, except as follows. In May 2004, the Company agreed to aggregate minimum annual purchases of approximately $4.1 million of electrolyte instruments, components and consumables in 2004, 2005 and 2006, of which the Company has purchased $2.7 million as of June 30, 2004.

        Contingency matters are summarized below:

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

        Under the Company’s workers’ compensation insurance policy for the year ending December 31, 2004, the Company retains the first $0.25 million in claim liability per incident and approximately $2.0 million in aggregate claim liability based on payroll. For the year ended December 31, 2003, the Company retained the first $0.25 million in claim liability per incident and $1.4 million in aggregate claim liability. The Company estimates claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Accordingly, the Company has recognized cumulative expenses toward the aggregate limits of $0.3 million for claims incurred during the six months ended June 30, 2004 and $1.1 million for claims incurred during the year ended December 31, 2003.

        Under the Company’s employee health care insurance policy, the Company retains claims liability risk up to $0.1 million per incident and an aggregate claim limit based on monthly participation levels in the employee health care plan. The Company estimates its provision for the uninsured portion of employee health care obligations based on costs of claims incurred. Should actual employee health care claims liability exceed estimates, the Company is liable for up to an additional $1.6 million for potential uninsured obligations as of June 30, 2004. The Company has insurance coverage of $1.0 million for claims above the aggregate limit. Should employee health insurance claims exceed this coverage, the Company would have further obligations for the amount in excess of such coverage.

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

Note 8. Treasury Stock

        The Company’s Board of Directors has approved the repurchase of up to 12,000,000 shares of the Company’s common stock. The Company may make such purchases in the open market or in negotiated transactions. During the three months and six months ended June 30, 2004, the Company repurchased 573,400 and 1,007,900 shares of common stock for $35.7 million and $57.7 million, respectively. During the three months and six months ended June 30, 2003, the Company repurchased 400,000 and 657,500 shares of common stock for $14.2 million and $23.5 million, respectively. From the inception of the program in August 1999 to June 30, 2004, the Company repurchased approximately 10,549,300 shares for $271.2 million. In addition, during the three and six months ended June 30, 2004, the Company received approximately 100 and 1,100 shares of stock, respectively, which were owned by the respective holders for greater than six months and had a combined market value of less than $0.1 million in payment for the exercise price of stock options. During the six months ended June 30, 2003, the Company received approximately 133,100 shares of stock, which were owned by the holder for greater than six months and had a market value of $4.9 million in payment for the exercise price of stock options.

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

Note 10. Segment Reporting

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

        The Company is organized into business units by market and customer group. The Company’s reportable segments are the Companion Animal Group (“CAG”), the Water testing business (“Water”), and the Food Diagnostics Group (“FDG”). CAG develops, designs, manufactures and distributes products, and performs services for veterinarians. Water develops, designs, manufactures and distributes products to detect contaminants in water, primarily microbial contamination in drinking water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in production animals and food. Other items that are not included in the Company’s reportable segments are comprised primarily of corporate research and development expense and interest income. The Company has conformed the financial information about segments for the three months and six months ended June 30, 2003 to its presentation of reportable segments for the three months and six months ended June 30, 2004. Previously the Company had two reportable segments.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 in Notes 2 and 17.

        The following is the segment information (in thousands):

	For the Three Months Ended June 30,
	CAG	Water	FDG	Other	Consolidated Total
2004
Revenues	$112,731	$13,004	$11,644	$--	$137,379

Income (loss) from operations	$23,461	$5,972	$2,397	$(775)	$31,055
Interest income	--	--	--	756	756

Income (loss) before provisions for (benefit of)
income taxes and partner's interest	23,461	5,972	2,397	(19)	31,811
Provision for (benefit of) income taxes	5,867	1,494	618	(5)	7,974
Partner's interest in loss of subsidiary	--	--	73	--	73

Net income (loss)	$17,594	$4,478	$1,852	$(14)	$23,910

2003
Revenues	$98,794	$11,292	$11,760	$--	$121,846

Income (loss) from operations	$18,525	$4,648	$1,904	$(743)	$24,334
Interest income	--	--	--	764	764

Income (loss) before provisions for
(benefit of) income taxes	18,525	4,648	1,904	21	25,908
Provision for (benefit of) income taxes	6,206	1,557	638	7	8,408

Net income (loss)	$12,319	$3,091	$1,266	$14	$16,690

	For the Six Months Ended June 30,
	CAG	Water	FDG	Other	Consolidated Total
2004
Revenues	$222,561	$24,858	$23,377	$--	$270,796

Income (loss) from operations	$41,709	$11,027	$5,320	$(1,700)	$56,356
Interest income	--	--	--	1,485	1,485

Income (loss) before provisions for (benefit of)
income taxes and partner's interest	41,709	11,027	5,320	(215)	57,841
Provision for (benefit of) income taxes	11,746	3,105	1,556	(61)	16,346
Partner's interest in loss of subsidiary	--	--	206	--	206

Net income (loss)	$29,963	$7,922	$3,970	$(154)	$41,701

2003
Revenues	$186,982	$21,360	$22,751	$--	$231,093

Income (loss) from operations	$31,212	$8,761	$3,349	$(1,541)	$41,781
Interest income	--	--	--	1,454	1,454

Income (loss) before provisions for
(benefit of) income taxes	31,212	8,761	3,349	(87)	43,235
Provision for (benefit of) income taxes	10,455	2,935	1,122	(29)	14,483

Net income (loss)	$20,757	$5,826	$2,227	$(58)	$28,752

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to future revenue growth rates, demand for our products, realizability of assets, warranty expense, and competition. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions of IDEXX and its management, and are not guarantees of future performance. Actual results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Future Operating Results” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2003. The risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2003 do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

BUSINESS OVERVIEW

        We operate primarily through three business segments: the Companion Animal Group (“CAG”), Water testing business (“Water”) and the Food Diagnostics Group (“FDG”). CAG comprises our veterinary diagnostic products and services (rapid assays, instruments, instrument consumables, and laboratory and consulting services), veterinary pharmaceuticals, and veterinary information products and services. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in production animals and food. Other items that are not included in our reportable segments are comprised primarily of corporate research and development and interest income.

        In the U.S., we sell instrument consumables, rapid assays and pharmaceuticals through distributors, and, therefore, our reported sales of these products are sales made to distributors, rather than sales to veterinarians, the end-users. Because distributor inventory levels and purchasing patterns may fluctuate, sales of a particular product line in a particular period may not always be representative of the underlying customer demand for the product. Therefore, we closely track sales of these products by our distributors to the clinics (“clinic-level sales”), which we think provides a more accurate picture of the real growth rate for these products. In the discussion of results below, we note certain instances where we believe reported sales have been influenced, positively or negatively, by changes in distributor inventories.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The critical accounting policies utilized during the six months ended June 30, 2004 are consistent with those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” Except as described below, the significant judgments and estimates used in the preparation of our consolidated financial statements for the six months ended June 30, 2004 are also consistent with those used to prepare the consolidated financial statements as of and for the year ended December 31, 2003.

        As of June 30, 2004 and December 31, 2003, our net inventories included $12.3 million and $7.2 million, respectively, of component parts and finished goods associated with our LaserCyte® hematology instrument. In addition, we had firm purchase commitments for an additional $3.0 million of component parts as of June 30, 2004. As of June 30, 2004 and December 31, 2003, $3.4 million and $1.5 million of this inventory, respectively, required rework before it could be used to manufacture finished goods. As of June 30, 2004, the inventory was net of a $0.3 million reserve for inventory estimated to be unusable. No amounts were reserved against this inventory as of December 31, 2003 for unusable inventory. We expect to fully realize our investment in inventory and purchase commitments. However, if we alter the design of this product, we may be required to write off some or all of the remaining associated inventory.

        We provide for the estimated cost of product warranties at the time revenue is recognized. Our actual warranty obligation is affected by product service rates and costs incurred in repairing units brought in for service. We evaluate our warranty obligation on a quarterly basis based on historical data. Should actual product service rates or costs differ from our estimates, revisions to the estimated warranty liability would be required. As of June 30, 2004 and December 31, 2003, we had accrued $4.7 million and $3.3 million, respectively, for estimated warranty expense including warranty reserves of $4.4 million and $3.0 million, respectively, for LaserCyte® systems.

        The increase in warranty expense during the six months ended June 30, 2004 compared to the same period of the prior year was due to the growing installed base of LaserCyte® systems and the continued development of service experience for these instruments. We charge warranty expense to the cost of LaserCyte® revenue at the time revenue is recognized on the system based on the estimated cost to repair the instrument over its two-year warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience.

        NAVIGATOR® is our pharmaceutical product for the treatment of equine protozoal myeloencephalitis (“EPM”) that we launched during the fourth quarter of 2003. Our inventories as of June 30, 2004 included $8.8 million of inventory associated with NAVIGATOR®, consisting of $0.5 million of finished goods and $8.3 million of active ingredient and other raw materials. We evaluate this inventory on a quarterly basis for realizability based upon the active ingredient and finished goods expiration dates and assumptions regarding sales volumes that we expect to achieve. During the six months ended June 30, 2004, we incurred no write-downs of inventory based upon these evaluations.

        The active ingredient included in this inventory will expire at various dates beginning in the second quarter of 2005 through the first quarter of 2007. However, under the inventory exchange agreement described in Note 2 to the Consolidated Financial Statements of the Company contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, approximately 66% of the active ingredient inventory will be replaced by our supplier with active ingredient that will expire in 2008 or later. Active ingredient may be converted to finished goods at any time prior to expiration of the active ingredient, and the resulting finished goods will have a shelf-life of four years.

        We believe that the annual worldwide market for EPM treatments is approximately 30,000 treatments and that we will capture 20% to 25% of that market over a six-year period. Over these six years, we anticipate that annual sales of NAVIGATOR® will grow to approximately $5.0 million to $5.5 million before leveling off. NAVIGATOR® sales have fallen short of our expectations since launch; however, we have sold NAVIGATOR® for only two full quarters and therefore it is difficult to forecast sales of this product over the eight-year period during which we expect our inventory to expire. If our estimates of growth are reduced in the future based on further actual sales experience or other factors, we may be required to write off some portion of inventory due to its expected expiration prior to sale. For example, if NAVIGATOR® sales over the next six years are 20% less than currently estimated, we expect that approximately $1.4 million of inventory would need to be written off.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue

        Total Company. Revenue for the total company increased $15.5 million, or 13%, to $137.4 million from $121.8 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

For the Three Months Ended June 30,
Net Revenue (in thousands)	2004	2003	Dollar Change	Percentage Change		Percentage Change from Currency (1)
CAG	$112,731	$98,794	$13,937	14%		2%
Water	13,004	11,292	1,712	15%		4%
FDG	11,644	11,760	(116)	(1%	)	4%

Total Company	$137,379	$121,846	$15,533	13%		2%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from 2003 to 2004.

        Companion Animal Group. Revenue for CAG increased $13.9 million, or 14%, to $112.7 million from $98.8 million in the same period of the prior year. This increase resulted from increased sales of laboratory services, instrument consumables, instruments, rapid assay products, and pharmaceutical products. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $2.1 million, or 2%, to the increase in CAG revenue.

        The increase in sales of laboratory services (an increase of $4.5 million, or 19%) resulted primarily from higher testing volume at existing laboratories; the inclusion of sales from laboratories acquired in 2004 and 2003; the favorable impact of currency exchange rates on sales at our laboratories outside the U.S; and favorable pricing.

        The increase in sales of instrument consumables (an increase of $3.3 million, or 11%) was due mainly to increased domestic clinic-level sales and higher unit volume outside the U.S. of VetTest® slides and, to a lesser extent, LaserCyte® tubes. The favorable impact of currency exchange rates on sales outside the U.S. and the impact of changes in distributors’ inventory levels also contributed to increased sales, but were partly offset by higher relative sales in geographies where products are sold at lower unit prices. Shipments to distributors during the three months ended June 30, 2003 were reduced as a result of the Company’s continuing efforts to improve efficiency in the distribution channel. The reduced shipments during the three months ended June 30, 2003 had a favorable impact on sales growth in the 2004 period. The collective impact of favorable currency exchange and favorable distributor inventory comparisons caused reported growth for the period to be higher than our estimates of the underlying clinic-level growth of instrument consumable products.

        The increase in sales of instruments (an increase of $2.3 million, or 30%) was due primarily to increased sales of the LaserCyte® hematology system and computed radiography systems.

        The increase in sales of rapid assay products (an increase of $1.9 million, or 8%) was due primarily to increased domestic clinic-level sales of both canine and feline products and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S., partly offset by the impact of changes in distributors’ inventory levels. The increase in domestic clinic-level sales was attributable to demand for both established products sold during the prior year and for our new SNAP® test to screen dogs and cats for Giardia infection, which was launched during the first quarter of 2004. Distributors’ inventory levels decreased during the three months ended June 30, 2004 compared to an increase during the same period of the prior year, which had an unfavorable impact on sales growth in the 2004 period. We expect more competition with certain of our products in the rapid assay market, which could negatively affect growth in rapid assay sales.

        The increase in sales of pharmaceutical products (an increase of $1.3 million, or 71%) resulted primarily from sales of new products launched in 2003 and 2004, particularly initial sales to distributors in connection with the launch of SURPASS™, and, to a lesser extent, from increased clinic-level demand for existing products.

        Water. Revenue for Water increased $1.7 million, or 15%, to $13.0 million from $11.3 million for the same period of the prior year. The increase resulted primarily from higher sales volume outside the U.S. and the favorable impact of currency exchange rates on sales outside the U.S. The favorable impact of currency exchange rates contributed an aggregate of $0.4 million, or 4%, to the increase in Water revenue.

        Food Diagnostics Group. Revenue for FDG decreased $0.1 million, or 1%, to $11.6 million from $11.8 million for the same period of the prior year. Excluding the impact of currency exchange rates, production animal diagnostics sales and dairy testing product sales decreased due to lower unit volumes and lower average unit prices. The decline in production animal diagnostics sales is primarily due to lower market demand in the poultry and porcine livestock testing markets. The favorable impact of currency exchange rates on sales outside the U.S. substantially offset these decreases, and contributed an aggregate of $0.4 million, or 4%, to FDG revenue.

Gross Profit

        Total Company. Gross profit for the total company increased $12.3 million, or 21%, to $72.0 million from $59.7 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased to 52% from 49% in the same period of the prior year. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Three Months Ended June 30,
Gross Profit (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$56,109	50%	$46,242	47%	$9,867	21%
Water	8,748	67%	7,463	66%	1,285	17%
FDG	7,145	61%	5,966	51%	1,179	20%

Total Company	$72,002	52%	$59,671	49%	$12,331	21%

        Companion Animal Group. Gross profit for CAG increased $9.9 million, or 21%, to $56.1 million from $46.2 million in the same period of the prior year due to increased sales volume across the CAG product lines and to an increase in the gross profit percentage. As a percentage of CAG revenue, gross profit increased to 50% from 47% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to productivity improvements related to our LaserCyte® hematology instrument, including both manufacturing and service efficiencies. The service cost improvements during the quarter generated a favorable change in our estimated cost of product warranties and extended maintenance agreements for all placed instruments for which we have such future obligations. Gross profit percentage improvements also resulted from the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses; other productivity improvements, partly due to fixed costs spread over a higher revenue base; and the lower cost of VetTest® slides sold in 2004. These improvements were partially offset by a lower gross margin percentage recognized from a laboratory acquired in 2004 and the impact of marketing program accruals.

        Water. Gross profit for Water increased $1.3 million, or 17%, to $8.7 million from $7.5 million for the same period in the prior year, primarily due to increased sales volume and, to a lesser extent, to an increase in the gross profit percentage. As a percentage of Water revenue, gross profit increased to 67% from 66% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.

        Food Diagnostics Group. Gross profit for FDG increased $1.2 million, or 20%, to $7.1 million from $6.0 million for the same period in the prior year, primarily due to an increase in the gross profit percentage. As a percentage of FDG revenue, gross profit increased to 61% from 51% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to a reduction in estimated liability for a third party claim and, to a lesser extent, the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses. These increases were partially offset by lower average unit sales prices, partly due to unfavorable geographic mix, and unfavorable product sales mix.

Operating Expenses and Operating Income

        Total Company. Total company operating expenses increased $5.6 million to $40.9 million from $35.3 million for the same period of the prior year. As a percentage of revenue, operating expenses increased slightly to 30% from 29% for the same period in the prior year. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Three Months Ended June 30,
Operating Expenses (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$32,648	29%	$27,717	28%	$4,931	18%
Water	2,776	21%	2,815	25%	(39)	(1%	)
FDG	4,748	41%	4,062	35%	686	17%
Other	775	N/A	743	N/A	32	4%

Total Company	$40,947	30%	$35,337	29%	$5,610	16%

Operating Income (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$23,461	21%	$18,525	19%	$4,936	27%
Water	5,972	46%	4,648	41%	1,324	28%
FDG	2,397	21%	1,904	16%	493	26%
Other	(775)	N/A	(743)	N/A	(32)	(4%	)

Total Company	$31,055	23%	$24,334	20%	$6,721	28%

        Companion Animal Group. Operating expenses for CAG increased $4.9 million, or 18%, to $32.6 million from $27.7 million in the same period of the prior year. The increase was attributable to a 25% ($3.5 million) increase in sales and marketing expense, an 18% ($1.4 million) increase in general and administrative expense, and a 1% ($0.1 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from increased sales and sales support personnel and marketing program costs and the unfavorable impact of foreign currency denominated expenses. The increase in general and administrative expense primarily reflects higher spending on information technology and other corporate functions, and the unfavorable impact of foreign currency denominated expenses, partially offset by the effect of a payment received to settle certain litigation. The increase in research and development expense resulted primarily from increased staffing and higher spending to support diagnostic development programs, substantially offset by miscellaneous cost reductions.

        Water. Operating expenses for Water remained constant at $2.8 million. As a percentage of revenue, operating expenses decreased to 21% from 25% in the same period of the prior year. Sales and marketing expense reductions, due primarily to lower personnel costs in the U.S., were substantially offset by increased consulting and European personnel costs. There were no significant fluctuations in the nature or amounts of research and development expense and general and administrative expenses.

        Food Diagnostics Group. Operating expenses for FDG increased $0.7 million, or 17%, to $4.7 million from $4.1 million in the same period of the prior year. The net increase resulted primarily from a 37% ($0.4 million) increase in general and administrative expense, a 21% ($0.2 million) increase in research and development expense, and a 4% ($0.1 million) increase in sales and marketing expense. The increase in general and administrative expense reflects recurring expenses associated with the China joint venture formed in 2003 and higher spending on information technology and other corporate functions. The increase in research and development expense was due primarily to increased compensation costs and other spending to support product development, and higher patent-related legal expenses. The increase in sales and marketing expense resulted primarily from increased spending in support of our HerdChek® BSE Antigen Test Kit, a rapid test for detection of bovine spongiform encephalopathy (“BSE”), substantially offset by the nonrecurrence in 2004 of expenses incurred in 2003 in connection with the formation of the China joint venture.

        Other. Operating expenses, consisting primarily of corporate research and development, increased slightly to $0.8 million from $0.7 million for the same period of the prior year.

Interest Income

        Net interest income was $0.8 million for the three months ended June 30, 2004 and 2003. The impact on interest income of higher invested cash balances was offset by lower effective interest rates.

Provision for Income Taxes

         Our effective income tax rate for the three months ended June 30, 2004 was 25.0% compared with 33.5% for the same period of the prior year. The majority of this rate reduction resulted from the resolution, during the three months ended June 30, 2004, of an IRS income tax audit through the year 2001. As a result of completing this audit, the Company reduced previously accrued taxes. Other rate reductions resulted from the release of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates. These reductions were partly offset by an increase in the underlying estimated effective tax rate for 2004 from 32.0% to 33.25% due to changes in the estimated geographic mix of profits and losses.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue

        Total Company. Revenue for the total company increased $39.7 million, or 17%, to $270.8 million from $231.1 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

For the Six Months Ended June 30,
Net Revenue (in thousands)	2004	2003	Dollar Change	Percentage Change	Percentage Change from Currency (1)
CAG	$222,561	$186,982	$35,579	19%	3%
Water	24,858	21,360	3,498	16%	5%
FDG	23,377	22,751	626	3%	6%

Total Company	$270,796	$231,093	$39,703	17%	4%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from 2003 to 2004.

        Companion Animal Group. Revenue for CAG increased $35.6 million, or 19%, to $222.6 million from $187.0 million in the same period of the prior year. This increase resulted from increased sales of laboratory services, instrument consumables, rapid assay products, instruments, pharmaceutical products, and veterinary practice management software and services. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $6.1 million, or 3%, to the increase in CAG revenue.

        The increase in sales of laboratory services (an increase of $9.4 million, or 21%) resulted primarily from higher testing volume at existing laboratories; the inclusion of sales from laboratories acquired in 2004 and late 2003; the favorable impact of currency exchange rates on sales at our laboratories outside the U.S.; and favorable pricing.

        The increase in sales of instrument consumables (an increase of $8.4 million, or 14%) was due mainly to increased domestic clinic-level sales of VetTest® slides and, to a lesser extent, LaserCyte® tubes, as well as higher unit volume outside the U.S.; the favorable impact of currency exchange rates on sales outside the U.S.; and the impact of changes in distributors’ inventory levels. Shipments to distributors during the six months ended June 30, 2003 were reduced as a result of the Company’s continuing efforts to improve efficiency in the distribution channel. The reduced shipments during the six months ended June 30, 2003 had a positive impact on sales growth in the 2004 period. The collective impact of favorable currency exchange and favorable distributor inventory comparisons caused reported growth for the period to be higher than our estimates of the underlying clinic-level growth of instrument consumable products.

        The increase in sales of rapid assay products (an increase of $8.0 million, or 18%) was due primarily to increased domestic clinic-level sales of both existing canine and feline products as well as demand for our new SNAP® test to screen dogs and cats for Giardia infection, which was launched during the first quarter of 2004; the impact of changes in distributors’ inventory levels; and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S. Shipments to distributors during the six months ended June 30, 2003 were reduced as a result of the Company’s continuing efforts to improve efficiency in the distribution channel. The reduced shipments during the six months ended June 30, 2003 had a positive impact on sales growth in the 2004 period, which reflected customary seasonal increases. The collective impact of favorable distributor inventory comparisons and favorable currency exchange caused reported growth for the period to be higher than our estimates of the underlying clinic-level growth of rapid assay products. We expect more competition with certain of our products in the rapid assay market, which could negatively affect growth in rapid assay sales.

        The increase in sales of instruments (an increase of $5.8 million, or 42%) was due primarily to increased sales of the LaserCyte® hematology system and, to a lesser extent, computed radiography systems.

        The increase in sales of pharmaceutical products (an increase of $1.9 million, or 55%) resulted primarily from sales of new products launched in 2003 and 2004 and from increased clinic-level demand for existing products.

        The increase in sales of veterinary practice management software and services (an increase of $1.5 million, or 15%) resulted primarily from higher volume of complete system sales.

        Water. Revenue for Water increased $3.5 million, or 16%, to $24.9 million from $21.4 million for the same period of the prior year. The increase resulted primarily from higher unit sales volume and the favorable impact of currency exchange rates on sales outside the U.S. The favorable impact of currency exchange rates contributed an aggregate of $1.0 million, or 5%, to the increase in Water revenue.

        Food Diagnostics Group. Revenue for FDG increased $0.6 million, or 3%, to $23.4 million from $22.8 million for the same period of the prior year. The increase was due primarily to the favorable impact of currency exchange rates on sales outside the U.S., which contributed an aggregate of $1.4 million, or 6%, to the increase in FDG revenue. Excluding the impact of currency exchange rates, production animal diagnostics sales decreased due primarily to lower average unit prices, partly offset by higher volumes, and sales of dairy testing products decreased due primarily to lower volume and lower average unit prices.

Gross Profit

        Total Company. Gross profit for the total company increased $27.9 million, or 25%, to $139.0 million from $111.1 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased to 51% from 48% in the same period of the prior year. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Six Months Ended June 30,
Gross Profit (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$108,185	49%	$85,649	46%	$22,536	26%
Water	16,741	67%	14,027	66%	2,714	19%
FDG	14,122	60%	11,457	50%	2,665	23%

Total Company	$139,048	51%	$111,133	48%	$27,915	25%

        Companion Animal Group. Gross profit for CAG increased $22.5 million, or 26%, to $108.2 million from $85.6 million in the same period of the prior year due primarily to increased sales volume across the CAG product lines and, to a lesser extent, to an increase in the gross profit percentage. As a percentage of CAG revenue, gross profit increased to 49% from 46% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to productivity improvements across several CAG product lines and services, partly due to fixed costs spread over a higher revenue base; the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses; the lower cost of VetTest® slides sold in 2004; and favorable product mix resulting from higher relative sales of rapid assay products. These improvements were partially offset by a lower gross margin percentage recognized on our LaserCyte® hematology instrument, partly due to increased actual service costs and higher estimated service obligations for instruments placed from inception through the end of the period, and, to a lesser extent, a lower gross margin recognized from a laboratory acquired in 2004.

        Water. Gross profit for Water increased $2.7 million, or 19%, to $16.7 million from $14.0 million for the same period in the prior year, primarily due to increased unit volume and, to a lesser extent, an increase in the gross profit percentage. As a percentage of Water revenue, gross profit increased to 67% from 66% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, and, to a lesser extent, productivity improvements, partly due to fixed costs spread over a higher revenue base, partially offset by lower average unit prices.

        Food Diagnostics Group. Gross profit for FDG increased $2.7 million, or 23%, to $14.1 million from $11.5 million for the same period in the prior year, primarily due to an increase in the gross profit percentage. As a percentage of FDG revenue, gross profit increased to 60% from 50% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to a reduction in estimated liability for a third party claim and, to a lesser extent, the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, and increased manufacturing efficiencies, partially offset by lower average unit sales prices. Manufacturing efficiencies increased compared to the same period in the prior year due, in part, to the concentration of production of certain products into the first quarter of 2004 compared to production levels spread throughout the year in 2003, and to the recovery and sale of inventory that had been written down in a prior period.

Operating Expenses and Operating Income

        Total Company. Total company operating expenses increased $13.3 million to $82.7 million from $69.4 million for the same period of the prior year. As a percentage of revenue, operating expenses increased slightly to 31% from 30% in the same period of the prior year. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Six Months Ended June 30,
Operating Expenses (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$66,476	30%	$54,437	29%	$12,039	22%
Water	5,714	23%	5,266	25%	448	9%
FDG	8,802	38%	8,108	36%	694	9%
Other	1,700	N/A	1,541	N/A	159	10%

Total Company	$82,692	31%	$69,352	30%	$13,340	19%

Operating Income (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$41,709	19%	$31,212	17%	$10,497	34%
Water	11,027	44%	8,761	41%	2,266	26%
FDG	5,320	23%	3,349	15%	1,971	59%
Other	(1,700)	N/A	(1,541)	N/A	(159)	(10%	)

Total Company	$56,356	21%	$41,781	18%	$14,575	35%

        Companion Animal Group. Operating expenses for CAG increased $12.0 million, or 22%, to $66.5 million from $54.4 million in the same period of the prior year. The increase was attributable to a 30% ($8.2 million) increase in sales and marketing expense, an 18% ($2.9 million) increase in general and administrative expense, and an 8% ($0.9 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from increased personnel and marketing program costs and the unfavorable impact of foreign currency denominated expenses. The increase in general and administrative expense reflects higher spending on information technology and other corporate functions, the unfavorable impact of foreign currency denominated expenses, and higher personnel costs, partially offset by the effect of a payment received during the second quarter to settle certain litigation. The increase in research and development expense results primarily from increased staffing and higher spending to support instrument and pharmaceutical product development.

        Water. Operating expenses for Water increased $0.4 million, or 9%, to $5.7 million from $5.3 million in the same period of the prior year. The increase was primarily attributable to a 20% ($0.3 million) increase in general and administrative expense. The increase in general and administrative expense reflects higher spending on information technology and other corporate functions, the impact of a gain from a legal settlement in 2003 recorded as a reduction to general and administrative expense, and the unfavorable impact of foreign currency denominated expenses. There were no significant fluctuations in the nature or amounts of research and development expense and sales and marketing expenses.

        Food Diagnostics Group. Operating expenses for FDG increased $0.7 million, or 9%, to $8.8 million from $8.1 million in the same period of the prior year. The net increase resulted primarily from a 22% ($0.5 million) increase in general and administrative expense and a 12% ($0.3 million) increase in research and development expense, partly offset by a decrease in sales and marketing expense of 1% (less than $0.1 million). The increase in general and administrative expense resulted primarily from recurring expenses associated with the China joint venture formed in 2003, higher spending on information technology and other corporate functions, and the unfavorable impact of foreign currency denominated expenses. The increase in research and development expense was due primarily to increased compensation costs and higher patent-related legal expenses. The decrease in sales and marketing expense resulted primarily from the nonrecurrence in 2004 of expenses incurred in 2003 in connection with the formation of the China joint venture, substantially offset by higher spending on compensation and marketing program costs, and increased spending in support of our HerdChek® BSE Antigen Test Kit, a rapid test for detection of BSE.

        Other. Operating expenses for 2004, consisting primarily of corporate research and development, increased $0.2 million, or 10%, to $1.7 million from $1.5 million for the same period of the prior year.

Interest Income

        Net interest income was $1.5 million for the six months ended June 30, 2004 and 2003. The impact on interest income of higher invested cash balances was offset by lower effective interest rates.

Provision for Income Taxes

         Our effective income tax rate for the six months ended June 30, 2004 was 28.2% compared with 33.5% for the same period of the prior year. The majority of this rate reduction resulted from the resolution, during the three months ended June 30, 2004, of an IRS income tax audit through the year 2001. As a result of completing this audit, the Company reduced previously accrued taxes. Other rate reductions resulted from the release of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates.

LIQUIDITY AND CAPITAL RESOURCES

        We fund the capital needs of our business through cash generated from operations. We had $212.7 million and $220.7 million of cash, cash equivalents and short-term investments as of June 30, 2004 and December 31, 2003, respectively, and working capital of $282.2 million and $270.2 million, respectively. As of June 30, 2004 and December 31, 2003, we also had long-term investments, primarily in municipal bonds, of $21.1 million and $35.1 million, respectively. As of June 30, 2004 and December 31, 2003, we had total cash, short-term investments and long-term investments of $233.9 million and $255.8 million, respectively.

        Cash provided by operating activities was $43.9 million for the six months ended June 30, 2004. Cash of $7.5 million was generated from the income tax benefit obtained from the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options by employees. Cash of $7.1 million was used by a decrease in accrued liabilities (defined as accrued expenses, accrued employee compensation and related expenses, accrued taxes, accrued marketing and customer programs, and accrued warranty and extended maintenance reserves) attributable primarily to tax and compensation payments. Cash of $4.9 million was used by an increase in accounts receivable due primarily to increased sales volume. Cash of $3.6 million was used by an increase in inventories.

        Cash used for investing activities was $24.6 million for the six months ended June 30, 2004. We purchased approximately $17.7 million of fixed assets and $1.2 million of equipment for lease to customers during the six months ended June 30, 2004. We used $5.3 million to acquire certain assets of a veterinary reference laboratory located in Ohio and other intangibles. The net use of cash for purchases and sales of investment instruments was $0.3 million. We expect our total spending for capital expenditures in 2004 to be approximately $35.0 million.

        Cash used for financing activities was $41.5 million for the six months ended June 30, 2004. We used cash of $58.1 million to repurchase 1,007,900 shares of our common stock and to pay for shares purchased at the end of 2003. As of June 30, 2004, approximately 10,549,300 shares of our common stock had been repurchased under the stock repurchase plan. The repurchase plan was originally authorized by the Board of Directors in 1999 and subsequently amended to encompass total purchases of up to 12,000,000 shares of our common stock in the open market or in negotiated transactions. Employees’ exercises of options yielded cash proceeds of $16.9 million during the six months ended June 30, 2004. We used cash of $0.3 million for payment on notes.

        The slides sold for use in our VetTest® instruments are purchased under an agreement with a supplier at fixed prices. Under this agreement we are required to make additional slide purchases in 2004 of approximately $24.1 million.

        The Company purchases electrolyte instruments, components and consumables under an agreement, as amended, with a supplier at fixed prices. Under this agreement, as amended, we are required to make additional purchases in 2004 of approximately $1.4 million.

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

        IDEXX’s Future Growth and Profitability Depends on Several Factors

        The future success of our business depends upon our ability to successfully implement various strategies, including:

•	Developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products and a new clinical chemistry instrument, and improving and enhancing existing products, including the LaserCyte®system;

•	Expanding our market by increasing use of our products by our customers;

•	Strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;

•	Developing and implementing new technology development and licensing strategies; and identifying and completing acquisitions that enhance our existing businesses or create new business areas for us; and

•	Reducing the costs of manufacturing our products through operating efficiencies.

        However, we may not be able to successfully implement some or all of these strategies and increase or sustain our rate of growth or profitability.

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

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP® beta-lactam dairy testing products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue testing products were $7.9 million for the six months ended June 30, 2004.

        Commercialization of animal health pharmaceuticals in the U.S. requires prior approval by the FDA. To obtain such approvals, we are required to submit substantial clinical, manufacturing and other data to the FDA. Regulatory approval for products submitted to the FDA may take several years and following approval, the FDA continues to regulate all aspects of the manufacture, labeling, storage, record keeping and promotion of pharmaceutical products. Failure to obtain, or delays in obtaining, FDA approval for new pharmaceutical products would have a negative impact on our future growth.

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

        The slides sold for use in our VetTest® instruments are purchased under an agreement with Ortho-Clinical Diagnostics, Inc. at fixed prices. Under this agreement we are required to purchase a minimum of $148 million of slides through 2010. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of slides to our customers, our profits on slide sales could decline because we purchase slides at fixed prices.

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

International Revenue Accounts for a Significant Portion of IDEXX’s Total Revenue

        Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts to mitigate foreign currency exposure, however, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our gross margins.

The Loss of our President, Chief Executive Officer and Chairman Could Adversely Affect our Business

        We rely on the management and leadership of Mr. Jonathan W. Ayers, our President, Chief Executive Officer and Chairman. We do not maintain key man life insurance coverage for Mr. Ayers. The loss of Mr. Ayers could have a material impact on our business.

We Could be Subject to Class Action Litigation Due to Stock Price Volatility, Which, if it Occurs, Could Result in Substantial Costs or Large Judgments Against Us

        The market for our common stock may experience extreme price and volume fluctuations, which may be unrelated or disproportionate to our operating performance or prospects. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could have a negative effect on our business, operating results and financial condition.

If our Quarterly Results of Operations Fluctuate, This Fluctuation May Cause our Stock Price to Decline, Resulting in Losses to You

        Our prior operating results have fluctuated due to a number of factors, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases, product launches, research and development expenditures, litigation and claim-related expenditures; changes in competitors’ product offerings; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter due to these and other factors, many of which are beyond our control. If our operating results do not meet the expectations of market analysts or investors in future periods, our stock price may fall.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 13 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.

        The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts with a duration of less than 15 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following twelve months. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. As of June 30, 2004, the Company had $1.1 million in unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.5 million in taxes.

Item 4. Controls and Procedures

    (a)        Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

    (b)        Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
April 1, 2004 to April 30, 2004	78,500	$60.44	78,500	1,945,630
May 1, 2004 to May 31, 2004	413,000	61.99	413,000	1,532,630
June 1, 2004 to June 30, 2004	81,900	64.77	81,900	1,450,730

Total	573,400	$62.18	573,400	1,450,730

        The Company’s Board of Directors has approved the repurchase of up to 12,000,000 shares of the Company’s common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999 and subsequently amended on October 4, 1999, July 21, 2000 and October 20, 2003, and does not have a specified expiration date. The repurchases made during the six months ended June 30, 2004 were made in open market transactions. There were no other repurchase plans outstanding during the six months ended June 30, 2004 and no repurchase plans expired during the period.

Item 4. Submission of Matters to a Vote of Security Holders

        The 2004 Annual Meeting of Stockholders of the Company was held on May 19, 2004.

        Nominees Jonathan W. Ayers and James L. Moody, Jr. were elected to serve as Class III Directors for three-year terms expiring in 2007. The following Class II Directors of the Company were not up for reelection in 2004 and have three-year terms that expire in 2005: Thomas Craig, Errol B. De Souza, PhD and Rebecca M. Henderson, PhD. The following Class I Directors were not up for reelection and have three-year terms that expire in 2006: William T. End, Mary L. Good, PhD and Brian P. McKeon.

        The results of the voting at the 2004 Annual Meeting of Stockholders (pursuant to a record date of March 22, 2004) were as follows:

(1)	Election of Directors: 30,593,664 shares were voted to elect nominee Jonathan W. Ayers as a Class III Director of the Company for a three-year term expiring in 2007 and 342,217 shares were voted to withhold authority; and 30,593,997 shares were voted to elect nominee James L. Moody, Jr. as a Class III Director of the Company for a three-year term expiring in 2007 and 341,884 shares were voted to withhold authority. There were no broker non-votes on this proposal.

(2)	Ratification of PricewaterhouseCoopers LLP as Independent Public Accountants for the year ending December 31, 2004. For: 30,468,453; Against: 458,311; Abstain: 9,117; Broker non-votes: 0.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)     Reports on Form 8-K

On April 19, 2004, the Company filed a Current Report on Form 8-K, under Item 12 (Results of Operations and Financial Condition), furnishing a copy of its earnings release for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/Merilee Raines
Date: August 9, 2004	Merilee Raines Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.          Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.