Form 10-Q
period 2004-09-30
IDEXX LABORATORIES INC /DE
filed 2004-11-08
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

        As of October 29, 2004, 33,650,985 shares of the registrant’s Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of September 30, 2004 and
		December 31, 2003	3

		Consolidated Statements of Operations for the three and nine months
		ended September 30, 2004 and 2003	4

		Consolidated Statements of Cash Flows for the nine months
		ended September 30, 2004 and 2003	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations	12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4.	Controls and Procedures	26

PART II		OTHER INFORMATION

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26

	Item 6.	Exhibits	27

SIGNATURES			28

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$146,534	$186,717
Short-term investments	50,040	33,988
Accounts receivable, less reserves of $1,465 and $1,950 in 2004 and 2003,
respectively	57,950	53,976
Inventories	85,998	75,333
Deferred income taxes	13,860	13,775
Other current assets	6,038	6,800

Total current assets	360,420	370,589

Long-term Investments	18,386	35,082

Property and Equipment, at cost:
Land	2,169	1,202
Buildings	5,225	5,213
Leasehold improvements	31,610	23,139
Machinery and equipment	50,317	44,843
Office furniture and equipment	37,828	34,802
Construction in progress	5,392	2,824

	132,541	112,023
Less accumulated depreciation and amortization	74,212	66,799

	58,329	45,224

Other Long-term Assets:
Goodwill and other intangible assets, net of accumulated amortization of
$36,114 and $35,451 for 2004 and 2003, respectively	69,663	61,766
Other noncurrent assets, net	5,606	9,214

	75,269	70,980

Total Assets	$512,404	$521,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,786	$19,160
Accrued expenses	15,270	21,521
Accrued employee compensation and related expenses	21,087	20,792
Accrued taxes	16,782	21,091
Accrued marketing and customer programs	11,241	6,762
Warranty and extended maintenance agreement reserves	2,626	2,250
Notes payable	674	494
Deferred revenue	7,511	8,275

Total current liabilities	93,977	100,345

Long-term Liabilities:
Deferred tax liabilities	1,503	236
Notes payable	500	--
Warranty and extended maintenance agreement reserves	993	1,444
Deferred revenue	6,231	5,772

Total long-term liabilities	9,227	7,452

Commitments and Contingencies (Note 7):
Partner's Interest in Consolidated Subsidiary	471	786

Stockholders' Equity:
Common stock, $0.10 par value; Authorized: 60,000 shares; Issued: 45,155
and 44,390 shares in 2004 and 2003, respectively	4,516	4,439
Additional paid-in capital	408,509	383,249
Deferred equity-based compensation; Issued: 13 and 3 units in 2004
and 2003, respectively	620	138
Retained earnings	301,747	240,350
Accumulated other comprehensive income	6,477	4,565
Treasury stock (11,440 and 9,711 shares in 2004 and 2003, respectively),
at cost	(313,140)	(219,449)

Total stockholders' equity	408,729	413,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$512,404	$521,875

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product revenue	$99,996	$91,692	$306,026	$267,011
Service revenue	34,115	28,369	98,881	84,143

	134,111	120,061	404,907	351,154
Cost of Revenue:
Cost of product revenue	39,899	41,665	128,178	122,495
Cost of service revenue	23,154	19,306	66,623	58,436

	63,053	60,971	194,801	180,931

Gross profit	71,058	59,090	210,106	170,223

Expenses:
Sales and marketing	21,132	18,222	62,794	51,743
General and administrative	12,698	9,206	36,523	29,396
Research and development	8,824	8,376	26,029	24,017

Income from operations	28,404	23,286	84,760	65,067
Interest income	830	734	2,315	2,188

Income before provision for income taxes
and partner's interest	29,234	24,020	87,075	67,255
Provision for income taxes	9,647	8,047	25,993	22,530
Partner's interest in loss of subsidiary	109	--	315	--

Net income	$19,696	$15,973	$61,397	$44,725

Earnings per Share:
Basic	$0.58	$0.46	$1.78	$1.31

Diluted	$0.56	$0.44	$1.70	$1.25

Weighted Average Shares Outstanding:
Basic	34,050	34,408	34,467	34,109

Diluted	35,467	35,977	36,120	35,706

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$61,397	$44,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,190	14,257
Partner's interest in loss of subsidiary	(315)	--
Provision for (recovery of) uncollectible accounts	(214)	122
Provision for deferred income taxes	3,051	1,821
Tax benefit on exercise of nonqualified stock options and disqualifying
dispositions	7,721	11,540
Provision for deferred equity-based compensation	91	88
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,365)	(3,589)
Inventories	(10,483)	5,977
Other assets	(158)	927
Accounts payable	(416)	3,080
Accrued liabilities	(1,957)	13,135
Deferred revenue	(335)	(327)

Net cash provided by operating activities	68,207	91,756

Cash Flows from Investing Activities:
Purchase of short- and long-term investments	(30,793)	(49,156)
Sales and maturities of short- and long-term investments	31,366	33,557
Purchase of property and equipment	(23,431)	(13,370)
Acquisition of equipment leased to customers	(1,951)	(1,736)
Acquisition of intangible assets and businesses, net of cash acquired	(6,839)	(575)

Net cash used in investing activities	(31,648)	(31,280)

Cash Flows from Financing Activities:
Payment of notes payable	(356)	(510)
Purchase of treasury stock	(94,004)	(23,505)
Proceeds from exercise of stock options	17,550	25,165

Net cash provided (used) by financing activities	(76,810)	1,150

Net effect of exchange rates on cash	68	1,443

Net increase (decrease) in cash and cash equivalents	(40,183)	63,069
Cash and cash equivalents at beginning of period	186,717	113,788

Cash and cash equivalents at end of period	$146,534	$176,857

Supplemental Disclosure of Cash Flow Information:
Interest paid	$33	$10
Income taxes paid	$17,914	$3,828
Supplemental Disclosure of Non-Cash Information:
Value of mature shares exchanged in stock option exercises	$64	$4,897

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited, consolidated financial statements of IDEXX Laboratories, Inc. (“IDEXX” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the requirements of Regulation S-X, Rule 10-01 for financial statements required to be filed as a part of the Form 10-Q.

        The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q for the three and nine months ended September 30, 2004, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

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

        Had compensation cost for the Company’s stock-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, as Amended, the Company’s net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$19,696	$15,973	$61,397	$44,725
Pro forma stock-based employee compensation,
net of tax	(2,000)	(1,657)	(5,775)	(5,785)

Pro forma net income	$17,696	$14,316	$55,622	$38,940

Earnings per share:
Basic: as reported	$0.58	$0.46	$1.78	$1.31
Basic: pro forma	0.52	0.42	1.61	1.14
Diluted: as reported	0.56	0.44	1.70	1.25
Diluted: pro forma	0.50	0.40	1.55	1.10

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	40.0%	54.8%	40.0%	54.8%
Risk-free interest rate	3.6%	3.2%	3.6%	3.2%
Expected life from vesting date to exercise date, in years	2.8	3.1	2.8	3.1

        Options granted to Directors vest fully on the first anniversary of the date of grant. Options granted to employees during the nine months ended September 30, 2004 and the year ended December 31, 2003 vest over five years at a rate of 20% per year on each anniversary of the date of grant.

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of the purchase rights under the employee stock purchase plans is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected volatility	33.0%	40.0%	33.0%	40.0%
Risk-free interest rate	2.0%	1.0%	2.0%	1.0%
Expected life in years	0.5	0.5	0.5	0.5

        The weighted average fair value of options and purchase rights granted were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average fair value per underlying share:
Options granted	$21.23	$22.70	$21.59	$19.07
Purchase rights under employee stock purchase plans	N/A	N/A	11.51	8.79

        During 2003, the Company adopted new compensation policies for Directors who are not officers or employees. Under these policies, non-employee Directors are required to defer a portion of their director compensation in the form of unissued shares of the Company’s common stock (“Deferred Stock Units”) pursuant to the Company’s Director Deferred Compensation Plan. The Deferred Stock Units are valued at the closing sale price of the common stock on the date of grant and exchanged for a fixed number of shares of common stock by the Company one year following a Director’s resignation or retirement. The Company also has adopted an Executive Deferred Compensation Plan (the “Executive Plan”) under which certain members of the Company’s management may elect to defer a portion of their earned cash compensation, beginning with 2003 incentive compensation paid in the first quarter of 2004, in Deferred Stock Units. These Deferred Stock Units will be exchanged for a fixed number of shares of common stock on dates determined by the employee, subject to the limitations of the Executive Plan. The Deferred Stock Units are presented in the stockholders’ equity section of the balance sheet as deferred equity-based compensation. During the three months ended September 30, 2004, approximately 900 Deferred Stock Units valued at $0.05 million were issued. During the nine months ended September 30, 2004, approximately 9,500 Deferred Stock Units valued at $0.5 million were issued. During the three and nine months ended September 30, 2003, approximately 2,200 Deferred Stock Units valued at $0.1 million were issued.

Note 2. Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$20,443	$16,732
Work-in-process	11,064	7,615
Finished goods	54,491	50,986

	$85,998	$75,333

Note 3. Warranty and Extended Maintenance Agreement Reserves

        The Company provides for the estimated cost of product warranties in cost of product revenue at the time revenue is recognized. The Company’s actual warranty obligation is affected by product service rates and costs incurred in repairing units. Should actual product service rates or costs differ from management’s estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Below is a summary of changes in accrued warranty reserve for products sold to customers (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Balance, beginning of period	$4,673	$1,536	$3,303	$343
Provision for warranty expense	754	1,179	3,044	2,634
Provision for (benefit of) change in estimate of prior
warranty expense	(1,345)	--	(457)	--
Settlement of warranty liability	(630)	(242)	(2,438)	(504)

Balance, end of period	3,452	2,473	3,452	2,473
Long-term portion	835	888	835	888

Current portion of warranty reserves	$2,617	$1,585	$2,617	$1,585

        The Company sells extended maintenance agreements covering IDEXX instruments and recognizes associated revenue over the life of the contracts. The Company anticipates that losses will be incurred for certain of these contracts and has recognized provisions for the estimated losses. The anticipated loss reserves were $0.2 million and $0.4 million as of September 30, 2004 and December 31, 2003, respectively. During the three and nine months ended September 30, 2004, net reductions of estimated contractual losses of $0.4 million and $0.2 million, respectively, were recognized as reductions in cost of service revenue.

Note 4. Income Taxes

        The effective income tax rates for the three months and nine months ended September 30, 2004 were 32.9% and 29.8%, respectively, compared with 33.5% for the three and nine months ended September 30, 2003. The majority of this rate reduction resulted from the resolution, during the three months ended June 30, 2004, of an IRS income tax audit through the year 2001. As a result of completing this audit, the Company reduced previously accrued taxes. Other rate reductions resulted from the release of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates.

        On October 11, 2004, the United States Congress passed the American Jobs Creation Act of 2004 (the “Act”). The Company is evaluating the impact of the Act and has not yet determined its effect on future financial results.

Note 5. Comprehensive Income (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$19,696	$15,973	$61,397	$44,725
Other comprehensive income (loss):
Foreign currency translation adjustments	(126)	658	(91)	4,197
Change in fair value of foreign currency
contracts classified as hedges, net of tax	69	262	2,046	(280)
Change in fair market value of
investments, net of tax	37	(8)	(43)	(83)

Comprehensive income	$19,676	$16,885	$63,309	$48,559

Note 6. Earnings per Share

The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	34,037	34,407	34,456	34,109
Weighted average deferred stock units outstanding	13	1	11	--

	34,050	34,408	34,467	34,109

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	34,050	34,408	34,467	34,109
Dilutive effect of options issued to employees and directors	1,417	1,550	1,653	1,550
Dilutive effect of warrants	--	19	--	47

	35,467	35,977	36,120	35,706

        Deferred Stock Units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of the Company’s common stock are issuable for no cash consideration, the number of shares of the Company’s common stock to be issued is fixed and issuance is not contingent. See Note 1.

        The warrants outstanding as of January 1, 2003 were exercised or expired as of September 30, 2003. No warrants were outstanding during the nine months ended September 30, 2004.

        Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The weighted average number of anti-dilutive options, the weighted average exercise price of such anti-dilutive options and the weighted average market value of shares used to calculate the dilutive effect were as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average number of shares underlying anti-dilutive
options	39	30	19	11
Weighted average exercise price per underlying share of
anti-dilutive options	$60.48	$42.57	$60.78	$42.56
Weighted average market value per share	$51.43	$40.30	$54.80	$36.97

Note 7. Commitments and Contingencies

        During the nine months ended September 30, 2004, there was no significant change in the Company’s material commitments and contingencies, described in Notes 8 and 14 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission, except as described in Note 9 and as follows:

•	In May 2004, the Company agreed to aggregate minimum purchases of approximately $4.1 million per year of electrolyte instruments, components and consumables in 2004, 2005 and 2006. As of September 30, 2004, the Company had fulfilled its 2004 minimum annual purchase commitment.

•	In October 2004, the Company resolved a contingent liability for a third-party claim related to technology licensing. As a result, the Company recognized reductions of previously accrued expenses during the three and nine months ended September 30, 2004 of $0.9 million and $1.8 million, respectively, in cost of product revenue.

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

        Under the Company’s workers’ compensation insurance policy for the year ending December 31, 2004, the Company retains the first $0.25 million in claim liability per incident and approximately $2.0 million in aggregate claim liability based on payroll. For the year ended December 31, 2003, the Company retained the first $0.25 million in claim liability per incident and $1.4 million in aggregate claim liability. The Company estimates claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Accordingly, the Company has recognized cumulative expenses toward the aggregate limits of $0.4 million for claims incurred during the nine months ended September 30, 2004 and $1.0 million for claims incurred during the year ended December 31, 2003.

        Under the Company’s employee health care insurance policy, the Company retains claims liability risk up to $0.1 million per incident and an aggregate claim limit based on monthly participation levels in the employee health care plan. The Company estimates its provision for the uninsured portion of employee health care obligations based on costs of claims incurred. Should actual employee health care claims liability exceed estimates, the Company is liable for up to an additional $0.3 million for potential uninsured obligations as of September 30, 2004. The Company has insurance coverage of $1.0 million for claims above the aggregate limit. Should employee health insurance claims exceed this coverage, the Company would have further obligations for the amount in excess of such coverage.

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

Note 8. Treasury Stock

        The Company’s Board of Directors has approved the repurchase of up to 14,000,000 shares of the Company’s common stock. The Company may make such purchases in the open market or in negotiated transactions. During the three months and nine months ended September 30, 2004, the Company repurchased 720,400 and 1,728,300 shares of common stock for $35.9 million and $93.6 million, respectively. During the nine months ended September 30, 2003, the Company repurchased 657,500 shares of common stock for $23.5 million. No shares were repurchased during the three months ended September 30, 2003. In addition, during the nine months ended September 30, 2004, the Company received approximately 1,200 shares of stock, which were owned by the holder for greater than six months and had a market value of less than $0.1 million, in payment for the exercise price of stock options. During the nine months ended September 30, 2003, the Company received approximately 133,100 shares of stock, which were owned by the holder for greater than six months and had a market value of $4.9 million, in payment for the exercise price of stock options. From the inception of the program in August 1999 to September 30, 2004, the Company repurchased approximately 11,269,700 shares for $307.1 million and received approximately 170,400 shares with a market value of $6.0 million in payment for the exercise price of stock options.

Note 9. Business Acquisitions

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

        In August 2004, the Company paid cash of $1.5 million to acquire all of the shares of a production animal diagnostics company located in New York. Intangible assets of $2.1 million were assigned to the Food Diagnostics Group segment.

        The results of operations of the acquired businesses have been included with those of the Company since the respective acquisition dates. Pro forma information has not been presented because such information is not material to the financial statements of the Company taken as a whole.

        In November 2004, the Company paid cash of $30.7 million to acquire all of the shares of the Institut für klinische Prüfung Ludwigsburg GmbH. The business of the acquired company and its subsidiaries comprises commercial veterinary laboratories in Germany and Switzerland and additional customer service locations in the Netherlands, the United Kingdom, Italy, Austria and Denmark. The purchase price paid to the seller is subject to adjustment based on the value of assets acquired and liabilities assumed. Additionally, the total cost to acquire the business will also include associated direct costs of acquisition.

        The Company has entered into an agreement to acquire all of the shares of Dr. Bommeli AG, a production animal diagnostics company based in Switzerland, for approximately $16.3 million in cash. The acquisition is expected to be completed this year, upon receiving regulatory approvals. The purchase price paid to the seller is subject to adjustment based on the value of assets acquired and liabilities assumed. Additionally, the total cost to acquire the business will also include associated direct costs of acquisition.

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

        The Company is organized into business units by market and customer group. The Company’s reportable segments are the Companion Animal Group (“CAG”), the Water testing business (“Water”), and the Food Diagnostics Group (“FDG”). CAG develops, designs, manufactures and distributes products, and performs services for veterinarians. Water develops, designs, manufactures and distributes products to detect contaminants in water, primarily microbial contamination in drinking water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in production animals and food. Other items that are not included in the Company’s reportable segments are comprised primarily of corporate research and development expense and interest income. The Company has conformed the financial information about segments for the three months and nine months ended September 30, 2003 to its presentation of reportable segments for the three months and nine months ended September 30, 2004. Previously the Company had two reportable segments.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 in Notes 2 and 17.

        The following is the segment information (in thousands):

	For the Three Months Ended September 30,
	CAG	Water	FDG	Other	Consolidated Total
2004
Revenues	$108,816	$14,237	$11,058	$--	$134,111

Income (loss) from operations	$19,314	$6,977	$2,934	$(821)	$28,404
Interest income	--	--	--	830	830

Income (loss) before provisions for (benefit of)
income taxes and partner's interest	19,314	6,977	2,934	9	29,234
Provision for (benefit of) income taxes	6,349	2,294	1,000	4	9,647
Partner's interest in loss of subsidiary	--	--	109	--	109

Net income (loss)	$12,965	$4,683	$2,043	$5	$19,696

2003
Revenues	$97,059	$12,541	$10,461	$--	$120,061

Income (loss) from operations	$16,788	$6,216	$1,430	$(1,148)	$23,286
Interest income	--	--	--	734	734

Income (loss) before provisions for
(benefit of) income taxes	16,788	6,216	1,430	(414)	24,020
Provision for (benefit of) income taxes	5,624	2,082	480	(139)	8,047

Net income (loss)	$11,164	$4,134	$950	$(275)	$15,973

	For the Nine Months Ended September 30,
	CAG	Water	FDG	Other	Consolidated Total
2004
Revenues	$331,377	$39,095	$34,435	$--	$404,907

Income (loss) from operations	$61,022	$18,004	$8,254	$(2,520)	$84,760
Interest income	--	--	--	2,315	2,315

Income (loss) before provisions for (benefit of)
income taxes and partner's interest	61,022	18,004	8,254	(205)	87,075
Provision for (benefit of) income taxes	18,152	5,354	2,548	(61)	25,993
Partner's interest in loss of subsidiary	--	--	315	--	315

Net income (loss)	$42,870	$12,650	$6,021	$(144)	$61,397

2003
Revenues	$284,041	$33,901	$33,212	$--	$351,154

Income (loss) from operations	$48,000	$14,977	$4,779	$(2,689)	$65,067
Interest income	--	--	--	2,188	2,188

Income (loss) before provisions for
(benefit of) income taxes	48,000	14,977	4,779	(501)	67,255
Provision for (benefit of) income taxes	16,079	5,017	1,602	(168)	22,530

Net income (loss)	$31,921	$9,960	$3,177	$(333)	$44,725

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The critical accounting policies utilized during the nine months ended September 30, 2004 are consistent with those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” Except as described below, the significant judgments and estimates used in the preparation of our consolidated financial statements for the nine months ended September 30, 2004 are also consistent with those used to prepare the consolidated financial statements as of and for the year ended December 31, 2003. We have revised certain significant judgments and estimates associated with our LaserCyte® hematology instrument and our NAVIGATOR® pharmaceutical product.

        As of September 30, 2004 and December 31, 2003, our net inventories included $13.6 million and $7.2 million, respectively, of component parts and finished goods associated with our LaserCyte® hematology instrument. In addition, we had firm purchase commitments for an additional $2.1 million of component parts as of September 30, 2004. As of September 30, 2004 and December 31, 2003, $3.7 million and $1.5 million of this inventory, respectively, required rework before it could be used to manufacture finished goods. As of September 30, 2004, the inventory was net of a $0.3 million write-down for inventory estimated to be obsolete. There were no write-downs against this inventory as of December 31, 2003 for obsolete inventory. We expect to fully realize our investment in inventory and purchase commitments. However, if we alter the design of this product, we may be required to write off some or all of the remaining associated inventory.

        We provide for the estimated cost of product warranties at the time revenue is recognized. Our actual warranty obligation is affected by product service rates and costs incurred in repairing units. We evaluate our warranty obligation on a quarterly basis based on historical data. Should actual product service rates or costs differ from our estimates, revisions to the estimated warranty liability would be required. As of September 30, 2004 and December 31, 2003, we had accrued $3.5 million and $3.3 million, respectively, for estimated warranty expense including warranty reserves of $3.1 million and $3.0 million, respectively, for LaserCyte® systems.

        The increase in warranty liability during the nine months ended September 30, 2004 compared to the same period of the prior year was due to the impact of the growing installed base of LaserCyte® systems, partially offset by a reduction of warranty cost resulting from our improved service experience for these instruments. We charge warranty expense to the cost of LaserCyte® revenue at the time revenue is recognized on the system based on the estimated cost to repair the instrument over its two-year warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. The reduction in estimated warranty costs per instrument resulted in a reduction of $1.3 million in cost of product revenue for the three months ended September 30, 2004.

        We sell extended maintenance agreements covering IDEXX instruments. We anticipate that losses will be incurred for certain of these contracts and have recognized provisions for the estimated losses. The anticipated loss reserves were $0.2 million and $0.4 million as of September 30, 2004 and December 31, 2003, respectively. During the three and nine months ended September 30, 2004, net reductions of estimated contractual losses of $0.4 million and $0.2 million, respectively, were recognized as reductions in cost of revenue. The decrease in the contractual loss liability was due to a reduction in estimated losses based on our recent service experience.

        NAVIGATOR® is our pharmaceutical product for the treatment of equine protozoal myeloencephalitis (“EPM”) that we launched during the fourth quarter of 2003. Our inventories as of September 30, 2004 included $8.7 million of inventory associated with NAVIGATOR®, consisting of $0.4 million of finished goods and $8.3 million of active ingredient and other raw materials. We evaluate this inventory on a quarterly basis for realizability based upon the active ingredient and finished goods expiration dates and assumptions regarding sales volumes that we expect to achieve. During the three and nine months ended September 30, 2004, we incurred finished goods inventory write-downs of less than $0.1 million based upon these evaluations.

        As we have gained experience in marketing this product, our evaluation of the market for EPM treatments has evolved, and we now believe that this market is significantly smaller than originally anticipated. We now believe that the annual worldwide market for EPM treatments is approximately 10,000 treatments, which is approximately one-third the market that we previously estimated. We believe that over several years we will be able to capture approximately 20% of this market. Based on these assumptions, annual sales of NAVIGATOR® would grow to approximately $1.5 million.

        The active ingredient included in this inventory will expire at various dates beginning in the second quarter of 2005 through the first quarter of 2007. Active ingredient may be converted to finished goods at any time prior to expiration of the active ingredient, and the resulting finished goods will have a shelf-life of four years. Under the inventory exchange agreement described in Note 2 to the Consolidated Financial Statements of the Company contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, approximately 70% of the active ingredient inventory will be replaced by our supplier with active ingredient that will expire in 2008 or later. In addition, we are currently negotiating an agreement with our supplier under which the supplier would agree to replace any of our active ingredient inventory at risk of expiration with inventory having longer dating.

        We believe that we will be able to reach an agreement with our supplier that will substantially eliminate any risk that any of our nitazoxanide inventory will expire prior to sale. However, based on our current estimates of the market for NAVIGATOR®, if we are unable to reach such an agreement, we would have to write off approximately $4.9 million of nitazoxanide inventory.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue

        Total Company. Revenue for the total company increased $14.1 million, or 12%, to $134.1 million from $120.1 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

For the Three Months Ended September 30,
Net Revenue (in thousands)	2004	2003	Dollar Change	Percentage Change	Percentage Change from Currency (1)
CAG	$108,816	$97,059	$11,757	12%	2%
Water	14,237	12,541	1,696	14%	3%
FDG	11,058	10,461	597	6%	4%

Total Company	$134,111	$120,061	$14,050	12%	3%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from 2003 to 2004.

        Companion Animal Group. Revenue for CAG increased $11.8 million, or 12%, to $108.8 million from $97.1 million in the same period of the prior year. This increase resulted from increased sales of laboratory services, rapid assay products, instrument consumables, pharmaceutical products, and veterinary practice management software and services. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $2.2 million, or 2%, to the increase in CAG revenue.

        The increase in sales of laboratory services (an increase of $5.5 million, or 24%) resulted primarily from higher testing volume at established laboratories and the inclusion of sales from laboratories acquired in late 2003 and early 2004, and, to a lesser extent, the favorable impact of currency exchange rates on sales at our laboratories outside the U.S.

        The increase in sales of rapid assay products (an increase of $1.8 million, or 9%) was due primarily to domestic price increases that were not effective for the full three months ended September 30, 2003 and to the timing of recognition of certain discounts associated with an annual marketing program, which were concentrated more in the third quarter of 2003 than in the third quarter of 2004. The increase in sales was also attributable, to a lesser extent, to increased domestic clinic-level sales volume of canine products; increased European sales volume of both canine and feline products; and the favorable impact of currency exchange rates on sales outside the U.S. The increases in domestic clinic-level sales and European sales were attributable to demand for both established products sold during the prior year and for our new SNAP® test to screen dogs and cats for Giardia infection, which was launched during the first quarter of 2004. We expect more competition with certain of our products in the rapid assay market due to the market re-entry of a competitor, which could negatively affect growth in rapid assay sales.

        The increase in sales of instrument consumables (an increase of $1.8 million, or 6%) was due mainly to higher unit sales volume, which was attributable primarily to higher volume outside the U.S. and to increased domestic clinic-level sales of LaserCyte® tubes, and to the favorable impact of currency exchange rates on sales outside the U.S. These increases were partly offset by higher relative sales in geographies where products are sold at lower unit prices.

        The increase in sales of pharmaceutical products (an increase of $1.0 million, or 60%) resulted primarily from increased clinic-level demand for established products and from increased sales volume of new products launched in 2003 and 2004.

        The increase in sales of veterinary practice management software and services (an increase of $0.6 million, or 11%) resulted primarily from higher volume of complete system sales and of computer hardware upgrades.

        Water. Revenue for Water increased $1.7 million, or 14%, to $14.2 million from $12.5 million for the same period of the prior year. The increase resulted primarily from higher sales volume in the U.S. and the favorable impact of currency exchange rates on sales outside the U.S. The favorable impact of currency exchange rates contributed an aggregate of $0.4 million, or 3%, to the increase in Water revenue.

        Food Diagnostics Group. Revenue for FDG increased $0.6 million, or 6%, to $11.1 million from $10.5 million for the same period of the prior year. The increase resulted primarily from higher sales volume of production animal diagnostics and the favorable impact of currency exchange rates on sales outside the U.S. These increases were partly offset by decreased sales volume of dairy testing products and lower average unit prices of both dairy testing and production animal diagnostics products. The increase in production animal diagnostics sales was primarily due to increased sales volume outside the U.S. and the timing of annual sales to a significant U.S. customer that occurred in the second quarter of 2003 but occurred in the third quarter of 2004. The lower average unit prices were attributable to both higher relative sales in geographies where products are sold at lower unit prices and to greater price competition in certain geographies. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $0.4 million, or 4%, to FDG revenue.

Gross Profit

        Total Company. Gross profit for the total company increased $12.0 million, or 20%, to $71.1 million from $59.1 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased to 53% from 49% in the same period of the prior year. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Three Months Ended September 30,
Gross Profit (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$53,757	49%	$44,905	46%	$8,852	20%
Water	9,811	69%	8,770	70%	1,041	12%
FDG	7,490	68%	5,415	52%	2,075	38%

Total Company	$71,058	53%	$59,090	49%	$11,968	20%

        Companion Animal Group. Gross profit for CAG increased $8.9 million, or 20%, to $53.8 million from $44.9 million in the same period of the prior year due to increased sales volume across the CAG product lines and to an increase in the gross profit percentage. As a percentage of CAG revenue, gross profit increased to 49% from 46% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to productivity improvements related to our LaserCyte® hematology instrument, including both service and manufacturing efficiencies. The service cost improvements during the quarter generated a favorable change in our estimated cost of product warranties and extended maintenance agreements for all placed instruments for which we have such future obligations. Gross profit percentage improvements also resulted from other productivity improvements; the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses; and higher pricing of rapid assay products and laboratory services. These improvements were partially offset by a lower gross margin percentage recognized from higher relative sales of lower margin laboratory services.

        Water. Gross profit for Water increased $1.0 million, or 12%, to $9.8 million from $8.8 million for the same period in the prior year, primarily due to increased sales volume, partly offset by a decrease in the gross profit percentage. As a percentage of Water revenue, gross profit decreased to 69% from 70% for the same period in the prior year. The decrease in gross profit percentage was attributable primarily to higher relative sales of lower margin products and also to miscellaneous other factors, partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.

        Food Diagnostics Group. Gross profit for FDG increased $2.1 million, or 38%, to $7.5 million from $5.4 million for the same period in the prior year due to an increase in the gross profit percentage and to increased sales volume. As a percentage of FDG revenue, gross profit increased to 68% from 52% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to the revision of a contingent liability estimate resulting from the settlement of a third-party claim and, to a lesser extent, higher relative sales of higher margin products; the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses; and net favorable manufacturing variances. These increases were partially offset by lower average unit sales prices, partly due to higher relative sales in geographies where products are sold at lower prices. The settlement of the third-party claim resulted in a benefit of $0.9 million. Adjusting for this discrete item, the gross profit rate for the three months ended September 30, 2004 would have been 59%. The favorable manufacturing variances resulted primarily from reduced scrap costs and from a favorable comparison to the quarter ended September 30, 2003, which included the negative impact of low production volume for a dairy testing product. The collective impact of the settlement of the third-party claim and favorable currency exchange caused the reported gross margin to be higher than our estimates and future expectations.

Operating Expenses and Operating Income

        Total Company. Total company operating expenses increased $6.9 million to $42.7 million from $35.8 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 32% from 30% for the same period in the prior year. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Three Months Ended September 30,
Operating Expenses (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$34,443	32%	$28,117	29%	$6,326	22%
Water	2,834	20%	2,554	20%	280	11%
FDG	4,556	41%	3,985	38%	571	14%
Other	821	N/A	1,148	N/A	(327)	(28%	)

Total Company	$42,654	32%	$35,804	30%	$6,850	19%

Operating Income (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$19,314	18%	$16,788	17%	$2,526	15%
Water	6,977	49%	6,216	50%	761	12%
FDG	2,934	27%	1,430	14%	1,504	105%
Other	(821)	N/A	(1,148)	N/A	327	28%

Total Company	$28,404	21%	$23,286	19%	$5,118	22%

        Companion Animal Group. Operating expenses for CAG increased $6.3 million, or 22%, to $34.4 million from $28.1 million in the same period of the prior year. The increase was attributable to a 39% ($2.9 million) increase in general and administrative expense, an 18% ($2.7 million) increase in sales and marketing expense, and a 15% ($0.8 million) increase in research and development expense. The increase in general and administrative expense primarily reflects higher spending on information technology and other corporate functions, partly due to expenses associated with Sarbanes-Oxley Act compliance efforts. The increase in sales and marketing expense resulted primarily from increased sales and sales support personnel and marketing program costs. The increase in research and development expense resulted primarily from increased staffing to support diagnostic instrument development programs.

        Water. Operating expenses for Water increased $0.3 million, or 11%, to $2.8 million from $2.6 million in the same period of the prior year. The increase was primarily attributable to a 29% ($0.2 million) increase in general and administrative expense. The increase in general and administrative expense primarily reflects higher spending on information technology and other corporate functions, partly due to expenses associated with Sarbanes-Oxley Act compliance efforts. There were no significant fluctuations in the nature and amounts of sales and marketing expense and research and development expense.

        Food Diagnostics Group. Operating expenses for FDG increased $0.6 million, or 14%, to $4.6 million from $4.0 million in the same period of the prior year. The net increase resulted from a 47% ($0.5 million) increase in general and administrative expense and a 13% ($0.2 million) increase in sales and marketing expense, partly offset by an 11% ($0.1 million) decrease in research and development expense. The increase in general and administrative expense primarily reflects higher spending on information technology and other corporate functions, partly due to expenses associated with Sarbanes-Oxley Act compliance efforts. The increase in sales and marketing expense resulted from increased marketing activities, partly driven by increased spending in support of our HerdChek® BSE Antigen Test Kit, a rapid test for detection of bovine spongiform encephalopathy (“BSE”). The decrease in research and development expense was due primarily to decreased spending to support product development of products launched since the same period of the prior year.

        Other. Operating expenses, consisting primarily of corporate research and development, decreased $0.3 million, or 28%, to $0.8 million from $1.1 million in the same period of the prior year.

Interest Income

        Net interest income was $0.8 million for the three months ended September 30, 2004 compared to $0.7 million for the three months ended September 30, 2003. The slight increase in interest income was due to higher effective interest rates partially offset by lower invested cash balances.

Provision for Income Taxes

        The effective income tax rate for the three months ended September 30, 2004 was 32.9% compared with 33.5% for the same period of the prior year. The reduction in this rate resulted primarily from changes in certain state and international tax estimates.

        On October 11, 2004, the United States Congress passed the American Jobs Creation Act of 2004 (the “Act”). The Company is evaluating the impact of the Act and has not yet determined its effect on future financial results.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue

        Total Company. Revenue for the total company increased $53.8 million, or 15%, to $404.9 million from $351.2 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

For the Nine Months Ended September 30,
Net Revenue (in thousands)	2004	2003	Dollar Change	Percentage Change	Percentage Change from Currency (1)
CAG	$331,377	$284,041	$47,336	17%	3%
Water	39,095	33,901	5,194	15%	4%
FDG	34,435	33,212	1,223	4%	5%

Total Company	$404,907	$351,154	$53,753	15%	3%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from 2003 to 2004.

        Companion Animal Group. Revenue for CAG increased $47.3 million, or 17%, to $331.4 million from $284.0 million in the same period of the prior year. This increase resulted from increased sales of laboratory services, instrument consumables, rapid assay products, instruments, pharmaceutical products, and veterinary practice management software and services. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $8.3 million, or 3%, to the increase in CAG revenue.

        The increase in sales of laboratory services (an increase of $14.9 million, or 22%) resulted primarily from higher testing volume at established laboratories and the inclusion of sales from laboratories acquired in late 2003 and early 2004, and, to a lesser extent, the favorable impact of currency exchange rates on sales at our laboratories outside the U.S. and higher pricing.

        The increase in sales of instrument consumables (an increase of $10.3 million, or 11%) was due mainly to increased sales volume including higher domestic clinic-level sales of VetTest® slides and, to a lesser extent, tubes used with our hematology instruments, as well as higher volume outside the U.S.; the favorable impact of currency exchange rates on sales outside the U.S.; and the impact of changes in distributors’ inventory levels. Shipments to distributors during the nine months ended September 30, 2003 were reduced as a result of the Company’s continuing efforts to improve efficiency in the distribution channel. The reduced shipments during the nine months ended September 30, 2003 had a positive impact on sales growth in the 2004 period. The collective impact of favorable currency exchange and favorable comparisons resulting from lower distributor purchases in 2003 caused reported growth for the nine months ended September 30, 2004 to be higher than our estimates of the underlying clinic-level growth of instrument consumable products.

        The increase in sales of rapid assay products (an increase of $9.9 million, or 15%) was due primarily to increased domestic clinic-level sales volume of canine and, to a lesser extent, feline products as well as demand for our new SNAP® test to screen dogs and cats for Giardia infection, which was launched during the first quarter of 2004; the impact of changes in distributors’ inventory levels; and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S. Shipments to distributors during the nine months ended September 30, 2004 increased as distributors built up inventory levels in response to higher clinic-level demand, while shipments to distributors decreased during the same period of the prior year as a result of the Company’s efforts to improve efficiency in the distribution channel. The comparative impact of these changes in distributors’ inventories resulted in reported sales growth in the 2004 period. The collective impact of changes in distributor inventory levels and favorable currency exchange caused reported growth for the nine months ended September 30, 2004 to be higher than our estimates of the underlying clinic-level growth of rapid assay products. We expect more competition with certain of our products in the rapid assay market, which could negatively affect growth in rapid assay sales.

        The increase in sales of instruments (an increase of $5.9 million, or 25%) was due primarily to increased sales of the LaserCyte® hematology system and of digital radiography systems.

        The increase in sales of pharmaceutical products (an increase of $2.9 million, or 57%) resulted primarily from sales of new products launched in 2003 and 2004 and from increased clinic-level demand for established products.

        The increase in sales of veterinary practice management software and services (an increase of $2.1 million, or 13%) resulted primarily from higher volume of complete system sales.

        Water. Revenue for Water increased $5.2 million, or 15%, to $39.1 million from $33.9 million for the same period of the prior year. The increase resulted primarily from higher sales volume and the favorable impact of currency exchange rates on sales outside the U.S., partly offset by lower average unit prices due to higher relative sales in geographies where products are sold at lower unit prices. The favorable impact of currency exchange rates contributed an aggregate of $1.5 million, or 4%, to the increase in Water revenue.

        Food Diagnostics Group. Revenue for FDG increased $1.2 million, or 4%, to $34.4 million from $33.2 million for the same period of the prior year. The increase was due primarily to the favorable impact of currency exchange rates on sales outside the U.S. and higher sales volume of production animal diagnostics. These increases were partly offset by lower average unit prices of production animal diagnostics and, to a lesser extent, of dairy testing products, and by decreased sales volume of dairy testing products. The increase in production animal diagnostics sales was due to increased sales volume outside the U.S. The lower average unit prices were attributable to both greater price competition in certain geographies and to higher relative sales in geographies where products are sold at lower unit prices. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $1.8 million, or 5%, to FDG revenue.

Gross Profit

        Total Company. Gross profit for the total company increased $39.9 million, or 23%, to $210.1 million from $170.2 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased to 52% from 48% in the same period of the prior year. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Nine Months Ended September 30,
Gross Profit (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$161,942	49%	$130,554	46%	$31,388	24%
Water	26,552	68%	22,797	67%	3,755	16%
FDG	21,612	63%	16,872	51%	4,740	28%

Total Company	$210,106	52%	$170,223	48%	$39,883	23%

        Companion Animal Group. Gross profit for CAG increased $31.4 million, or 24%, to $161.9 million from $130.6 million in the same period of the prior year due primarily to increased sales volume across the CAG product lines and to an increase in the gross profit percentage. As a percentage of CAG revenue, gross profit increased to 49% from 46% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to productivity improvements across CAG product lines and services; the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses; and favorable pricing from our supplier of slide consumables compared to the same period of the prior year. The productivity improvements were partly due to fixed costs spread over a higher revenue base and to service and manufacturing efficiencies related to our LaserCyte® hematology instrument. The LaserCyte® service cost improvements generated a favorable change in our estimated cost of product warranties and extended maintenance agreements for all placed instruments for which we have such future obligations. These increases in gross profit percentage were partially offset by a lower gross margin percentage recognized from a laboratory acquired in early 2004 and, to a lesser extent, by start-up costs of a laboratory opened in the fourth quarter of 2003.

        Water. Gross profit for Water increased $3.8 million, or 16%, to $26.6 million from $22.8 million for the same period in the prior year, primarily due to increased sales volume and, to a lesser extent, an increase in the gross profit percentage. As a percentage of Water revenue, gross profit increased to 68% from 67% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, partially offset by lower average unit prices due to higher relative sales in geographies where products are sold at lower unit prices.

        Food Diagnostics Group. Gross profit for FDG increased $4.7 million, or 28%, to $21.6 million from $16.9 million for the same period in the prior year, primarily due to an increase in the gross profit percentage. As a percentage of FDG revenue, gross profit increased to 63% from 51% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to revisions in the second and third quarters of a contingent liability estimate and, to a lesser extent, the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, and increased manufacturing efficiencies, partially offset by lower average unit sales prices. The revisions of a contingent liability estimate related to a third-party claim that was settled in the third quarter resulted in an aggregate benefit of $1.8 million. Adjusting for this discrete item, the gross profit rate for the nine months ended September 30, 2004 would have been 58%. The collective impact of the settlement of the third-party claim and favorable currency exchange caused the reported gross margin to be higher than our estimates and future expectations.

Operating Expenses and Operating Income

        Total Company. Total company operating expenses increased $20.2 million to $125.3 million from $105.2 million for the same period of the prior year. As a percentage of revenue, operating expenses increased slightly to 31% from 30% in the same period of the prior year. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Nine Months Ended September 30,
Operating Expenses (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$100,920	30%	$82,554	29%	$18,366	22%
Water	8,548	22%	7,820	23%	728	9%
FDG	13,358	39%	12,093	36%	1,265	10%
Other	2,520	N/A	2,689	N/A	(169)	(6%	)

Total Company	$125,346	31%	$105,156	30%	$20,190	19%

Operating Income (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$61,022	18%	$48,000	17%	$13,022	27%
Water	18,004	46%	14,977	44%	3,027	20%
FDG	8,254	24%	4,779	14%	3,475	73%
Other	(2,520)	N/A	(2,689)	N/A	169	6%

Total Company	$84,760	21%	$65,067	19%	$19,693	30%

        Companion Animal Group. Operating expenses for CAG increased $18.4 million, or 22%, to $100.9 million from $82.6 million in the same period of the prior year. The increase was attributable to a 26% ($10.9 million) increase in sales and marketing expense, a 25% ($5.8 million) increase in general and administrative expense, and a 10% ($1.7 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from increased sales and sales support personnel and marketing program costs and the unfavorable impact of foreign currency denominated expenses. The increase in general and administrative expense reflects higher spending on information technology and other corporate functions, partly due to expenses associated with Sarbanes-Oxley Act compliance efforts; higher personnel costs; and the unfavorable impact of foreign currency denominated expenses, partially offset by the effect of a payment received during the second quarter to settle certain litigation. The increase in research and development expense results primarily from increased staffing and higher spending to support instrument and pharmaceutical product development.

        Water. Operating expenses for Water increased $0.7 million, or 9%, to $8.5 million from $7.8 million in the same period of the prior year. The increase was primarily attributable to a 23% ($0.6 million) increase in general and administrative expense and an 11% ($0.1 million) increase in research and development expense. The increase in general and administrative expense reflects higher spending on information technology and other corporate functions, partly due to expenses associated with Sarbanes-Oxley Act compliance efforts; the impact of a gain from a legal settlement in 2003 recorded as a reduction to general and administrative expense; and the unfavorable impact of foreign currency denominated expenses. The increase in research and development expense was due primarily to increased compensation costs. There were no significant fluctuations in the nature and amounts of sales and marketing expense.

        Food Diagnostics Group. Operating expenses for FDG increased $1.3 million, or 10%, to $13.4 million from $12.1 million in the same period of the prior year. The net increase resulted primarily from a 30% ($1.0 million) increase in general and administrative expense, a 3% ($0.2 million) increase in sales and marketing expense, and a 4% ($0.1 million) increase in research and development expense. The increase in general and administrative expense resulted primarily from higher spending on information technology and other corporate functions, partly due to expenses associated with Sarbanes-Oxley Act compliance efforts; ongoing expenses associated with the China joint venture formed in 2003; and the unfavorable impact of foreign currency denominated expenses. The increase in sales and marketing expense resulted primarily from increased sales compensation costs outside the U.S.; increased spending in support of our HerdChek® BSE Antigen Test Kit; and the unfavorable impact of foreign currency denominated expenses, partly offset by the nonrecurrence in 2004 of expenses incurred in 2003 in connection with the formation of the China joint venture. The increase in research and development expense was due primarily to higher compensation costs for additional personnel.

        Other. Operating expenses for 2004, consisting primarily of corporate research and development, decreased $0.2 million, or 6%, to $2.5 million from $2.7 million for the same period of the prior year.

Interest Income

        Net interest income was $2.3 million for the nine months ended September 30, 2004 compared to $2.2 million for the nine months ended September 30, 2003. The increase in interest income was due to higher invested cash balances partially offset by lower effective interest rates.

Provision for Income Taxes

        Our effective income tax rate for the nine months ended September 30, 2004 was 29.8% compared with 33.5% for the same period of the prior year. The majority of this rate reduction resulted from the resolution, during the three months ended June 30, 2004, of an IRS income tax audit through the year 2001. As a result of completing this audit, the Company reduced previously accrued taxes. Other rate reductions resulted from the release of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates.

        On October 11, 2004, the United States Congress passed the American Jobs Creation Act of 2004. The Company is evaluating the impact of the Act and has not yet determined its effect on future financial results.

LIQUIDITY AND CAPITAL RESOURCES

        We fund the capital needs of our business through cash generated from operations. We had $196.6 million and $220.7 million of cash, cash equivalents and short-term investments as of September 30, 2004 and December 31, 2003, respectively, and working capital of $266.4 million and $270.2 million, respectively. As of September 30, 2004 and December 31, 2003, we also had long-term investments, primarily in municipal bonds, of $18.4 million and $35.1 million, respectively. As of September 30, 2004 and December 31, 2003, we had total cash, short-term investments and long-term investments of $215.0 million and $255.8 million, respectively.

        Cash provided by operating activities was $68.2 million for the nine months ended September 30, 2004. Cash of $7.7 million was generated from the income tax benefit obtained from the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options by employees. Cash of $10.5 million was used by an increase in inventories. Cash of $3.4 million was used by an increase in accounts receivable due primarily to increased sales volume. Cash of $2.0 million was used by a decrease in accrued liabilities (defined as accrued expenses, accrued employee compensation and related expenses, accrued taxes, accrued marketing and customer programs, and accrued warranty and extended maintenance reserves) attributable primarily to tax and compensation payments.

        Cash used for investing activities was $31.6 million for the nine months ended September 30, 2004. We purchased approximately $23.4 million of fixed assets and $2.0 million of equipment for lease to customers during the nine months ended September 30, 2004. We used $6.8 million to acquire certain assets of a veterinary reference laboratory located in Ohio, a production animal diagnostics company, and other intangibles. The net increase in cash from purchases and sales of investments was $0.6 million. We expect our total spending for capital expenditures in 2004 to be approximately $35.0 million.

        Cash used for financing activities was $76.8 million for the nine months ended September 30, 2004. We used cash of $94.0 million to repurchase 1,728,300 shares of our common stock and to pay for shares purchased at the end of 2003. As of September 30, 2004, approximately 11,269,700 shares of our common stock had been repurchased under the stock repurchase plan. The repurchase plan was originally authorized by the Board of Directors in 1999 and subsequently amended to encompass total purchases of up to 14,000,000 shares of our common stock in the open market or in negotiated transactions. Employees’ exercises of options yielded cash proceeds of $17.6 million during the nine months ended September 30, 2004. We used cash of $0.4 million for payment on notes.

        The slides sold for use in our VetTest® instruments are purchased under an agreement with a supplier at fixed prices. Under this agreement, we are required to make additional slide purchases in 2004 of approximately $11.9 million.

        We purchase electrolyte instruments, components and consumables at fixed prices under an agreement with a supplier. Under this agreement, we are required to make aggregate minimum purchases of approximately $4.1 million per year of electrolyte instruments, components and consumables in 2004, 2005 and 2006. As of September 30, 2004, we had fulfilled our 2004 minimum annual purchase commitment.

        In November 2004, we paid cash of $30.7 million to acquire all of the shares of the Institut für klinische Prüfung Ludwigsburg GmbH, which is engaged in the commercial veterinary laboratory business. The purchase price is subject to adjustment based on the value of assets acquired and liabilities assumed. Additionally, the total cost to acquire the business will also include associated direct costs of acquisition.

        We have entered into an agreement to acquire all of the shares of Dr. Bommeli AG, a production animal diagnostics company based in Switzerland, for approximately $16.3 million in cash. The acquisition is expected to be completed this year, upon receiving regulatory approvals. The purchase price is subject to adjustment based on the value of assets acquired and liabilities assumed. Additionally, the total cost to acquire the business will also include associated direct costs of acquisition.

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

IDEXX’s Future Growth and Profitability Depends on Several Factors

        The future success of our business depends upon our ability to successfully implement various strategies, including:

•	Developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products and a new clinical chemistry instrument, and improving and enhancing existing products, including the LaserCyte® system;

•	Expanding our market by increasing use of our products by our customers;

•	Strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;

•	Developing and implementing new technology development and licensing strategies; and identifying, completing and integrating acquisitions that enhance our existing businesses or create new business areas for us; and

•	Reducing the costs of manufacturing our products through operating efficiencies.

        However, we may not be able to successfully implement some or all of these strategies and increase or sustain our rate of growth or profitability.

IDEXX's Markets are Competitive and Subject to Rapid and Substantial Technological Change

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

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP® beta-lactam dairy testing products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue testing products were $11.6 million for the nine months ended September 30, 2004.

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

IDEXX Purchases Materials for its Products from a Limited Number of Sources

        We currently purchase certain products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, may not be available from other sources. These products include our VetTest® chemistry and QBC® VetAutoread™ hematology analyzers and related consumables, digital radiography systems, active ingredients for pharmaceutical products, including NAVIGATOR® paste, and certain components of our SNAP® rapid assay devices, water testing products and LaserCyte® systems. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations.

        The slides sold for use in our VetTest® instruments are purchased under an agreement with Ortho-Clinical Diagnostics, Inc. at fixed prices. Under this agreement we are required to purchase a minimum of $136 million of slides through 2010. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of slides to our customers, our profits on slide sales could decline because we purchase slides at fixed prices.

IDEXX’s Biologic Products are Complex and Difficult to Manufacture

        Many of our products are biologics, which are products that are comprised of materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex. Unlike products that rely on chemicals for efficacy (such as most pharmaceuticals), biologics are difficult to characterize due to the inherent variability of biological materials. Difficulty in characterizing biological materials limits the precision of specifications for these materials, which creates greater risk in the manufacturing process. We attempt to mitigate risk associated with the manufacture of biologics by utilizing multiple vendors, manufacturing some of these materials ourselves and maintaining substantial inventories of materials that have demonstrated the appropriate characteristics. However, there can be no assurance that we will be able to maintain adequate sources of biological materials or that biological materials that we maintain in inventory will yield finished products that satisfy applicable product release criteria. Our inability to obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could have a material adverse effect on our results of operations.

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

The Loss of our President, Chief Executive Officer and Chairman Could Adversely Affect our Business

        We rely on the management and leadership of Jonathan W. Ayers, our President, Chief Executive Officer and Chairman. We do not maintain key man life insurance coverage for Mr. Ayers. The loss of Mr. Ayers could have a material impact on our business.

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

        The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts with a duration of less than 18 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following twelve months. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. As of September 30, 2004, the Company had $1.0 million in unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.5 million in taxes.

Item 4. Controls and Procedures

    (a)        Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

    (b)        Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
July 1, 2004 to July 31, 2004	158,900	$53.81	158,900	1,291,830
August 1, 2004 to August 31, 2004	477,500	48.61	477,500	814,330
September 1, 2004 to September 30, 2004	84,000	49.66	84,000	730,330	(1)

Total	720,400	$49.88	720,400	730,330	(1)

(1)     On October 12, 2004, the Company’s Board of Directors increased the Company’s share repurchase authorization by 2,000,000 shares.

        The Company’s Board of Directors has approved the repurchase of up to 14,000,000 shares of the Company’s common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999 and subsequently amended on October 4, 1999, July 21, 2000, October 20, 2003, and October 12, 2004 and does not have a specified expiration date. The repurchases made during the nine months ended September 30, 2004 were made in open market transactions. There were no other repurchase plans outstanding during the nine months ended September 30, 2004 and no repurchase plans expired during the period.

Item 6. Exhibits

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

IDEXX LABORATORIES, INC.

/s/Merilee Raines
Date: November 8, 2004	Merilee Raines Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.          Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.