Form 10-K
period 2004-12-31
IDEXX LABORATORIES INC /DE
filed 2005-03-15
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The For the Fiscal Year Ended December 31, 2004.

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

        Based on the closing sale price on June 30, 2004, the aggregate market value of the voting stock held by non- affiliates of the registrant was $2,031,532,192. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

        The number of shares outstanding of the registrant’s Common Stock was 32,908,924 on February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-K	INCORPORATED DOCUMENT
Part III	Specifically identified portions of the Company's definitive proxy statement to be filed in connection with the Company's Annual Meeting to be held on May 18, 2005 are incorporated herein by reference.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K, including statements relating to, among other things, supply commitments, product launches, our competitive position in the industry, future growth rates and gross margins, realization of inventory, product sales, integration of acquisitions and operating expenses. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause IDEXX’s results to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “—Future Operating Results.”

        In addition, any forward-looking statements represent the Company’s views only as of the day this Annual Report on Form 10-K was filed with the Securities and Exchange Commission and should not be relied upon as representing the Company’s views as of any subsequent date. While the Company may elect to update forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so, even if its views change.

PART I.

ITEM 1. BUSINESS

        IDEXX Laboratories, Inc. (“we,” “us,” the “Company” or “IDEXX,” which includes wholly-owned subsidiaries unless the context otherwise requires), develops, manufactures and distributes products and provides services for the veterinary and the food and water testing markets. Our products and services include:

•	Point-of-care veterinary diagnostic products, comprising rapid assays and instruments and instrument consumables;

•	Laboratory and consulting services used by veterinarians;

•	Veterinary pharmaceutical products;

•	Information products and services and digital radiography systems for veterinarians;

•	Diagnostic and health-monitoring products for production animals;

•	Products that test water for certain microbiological contaminants; and

•	Products that test milk for antibiotic residues.

        We are a Delaware corporation and were incorporated in 1983. Our principal executive offices are located at One IDEXX Drive, Westbrook, Maine 04092, our telephone number is 207-856-0300, and our Internet address is idexx.com.

        We make available free of charge on our Web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we file such information with, or furnish it to, the Securities and Exchange Commission.

PRODUCTS AND SERVICES

        We operate primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health and dairy quality, which we refer to as the Food Diagnostics Group (“FDG”). See Note 18 to our financial statements included elsewhere in this report for financial information about our business segments, including geographic information, and about our product and service categories.

COMPANION ANIMAL GROUP

        Rapid Assays

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

        Our principal single-use tests are sold under the SNAP® name, and include a feline combination test, the SNAP® Combo FIV antibody/FeLV antigen test, which enables veterinarians to test simultaneously for feline immunodeficiency virus (“FIV”) (which is similar to the human AIDS virus) and feline leukemia virus (“FeLV”); a canine combination test, the SNAP® 3Dx®, which tests simultaneously for Lyme disease, Ehrlichia canis and heartworm; a canine heartworm-only test; and canine and feline tests for Giardia, a parasitic disease. Sales of heartworm tests are greater in the first half of our fiscal year due to seasonality of the disease.

        In addition to our single-use tests, we sell a line of microwell-based test kits, under the PetChek® name, which are used by larger clinics and independent laboratories to test multiple samples. PetChek® tests offer accuracy, ease of use and cost advantages to high-volume customers. We currently sell PetChek® tests for FeLV, FIV and canine heartworm disease.

        Instruments and Consumables

        We currently market several instrument systems, as well as associated consumable products, for use in veterinary clinics. These instruments, which we refer to collectively as the IDEXX VetLab®, are described below.

        Blood and Urine Chemistry. Our VetTest® blood and urine chemistry analyzer is used to measure levels of certain enzymes and other substances in blood or urine in order to assist the veterinarian in diagnosing physiologic conditions. Twenty-three separate tests can be performed on the VetTest® analyzer. Blood tests commonly run include glucose, alkaline phosphatase, ALT (alanine aminotransferase), creatinine, BUN (blood urea nitrogen) and total protein. The VetTest® also runs tests for urine protein/urine creatinine ratio, which assists in the detection of early renal disease. Tests are sold individually and in prepackaged panels, such as the preanesthetic Panel and the General Health Profile.

        We purchase all of the reagents used in the VetTest® analyzer (“dry chemistry slides” or “VetTest® slides”) from Ortho-Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson & Johnson. See “Business-Production and Supply.” In October 2003, we entered into a new agreement with Ortho under which we are developing a next-generation chemistry analyzer for the veterinary market based on Ortho’s dry-slide technology, and Ortho will supply the slide consumables used in both the VetTest® analyzer and the new analyzer through 2018. We do not expect this new instrument to be commercially available before 2006.

        Hematology. We sell two hematology analyzers: the LaserCyte® system, which uses laser-flow cytometry technology to analyze components of blood, including red blood cells, white blood cells, and platelets; and the QBC® VetAutoread™ hematology analyzer, which is based on the Becton, Dickinson & Company (“Becton Dickinson”) QBC® Autoread™ hematology system that is sold to physicians for human applications. We purchase all of our QBC®VetAutoread™ analyzers and consumables from Becton Dickinson.

        Electrolytes and Blood Gases. Our VetLyte® system measures three electrolytes—sodium, potassium and chloride—to aid in evaluating acid-base and electrolyte balances and assessing plasma hydration. Test results are available in less than one minute after sample introduction and are either displayed on the VetLyte® analyzer or downloaded to the VetTest® analyzer. We purchase our VetLyte® instruments and consumables from Roche Diagnostics Corporation.

        Our VetStat™ analyzer, which we expect to introduce in the second quarter of 2005, measures electrolytes, blood gases, acid-base balance, glucose and ionized calcium and calculates other parameters, such as bicarbonate and anion gap. These measurements aid veterinarians in evaluating fluid therapy choices and measuring respiratory function. The VetStat™ analyzer runs single-use disposable cassettes that contain various configurations of analytes, and provides results in less than two minutes. We purchase all of our VetStat™ analyzers and consumables from Osmetech, Inc.

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

        Veterinary Laboratory and Consulting Services

        We offer commercial veterinary laboratory and consulting services to veterinarians in the U.S., Europe, Australia and Japan. In November 2004, we completed the acquisition of Vet Med Lab, a laboratory based in Germany, for cash consideration of approximately $31.3 million, net of cash acquired. In February 2004 we completed the acquisition of a veterinary laboratory located in Ohio for cash consideration of $5.3 million and issued $1.0 million in notes payable. Veterinarians use our services by submitting samples by courier or overnight delivery to one of our facilities. Our laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in production and companion animals.

        Additionally, we provide specialized veterinary consultation, telemedicine and advisory services, including cardiology, radiology, internal medicine and ultrasound consulting. These services permit veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the Internet from the veterinarians’ offices.

        Information Products and Services and Digital Radiography Systems

        Information Products and Services. We develop, market and sell practice information management software systems and related hardware that run key functions of veterinary clinics, including scheduling, billing and patient records management. Our systems permit automated electronic transfer of test results from our IDEXX VetLab analyzers and from our veterinary reference laboratories directly into the patients’ medical records. We believe we are the leading provider of veterinary practice information management software systems in North America, with an installed base of more than 7,300 of the approximately 25,000 veterinary hospitals in North America. We also provide software and hardware support, and related supplies, and we derive a significant portion of our revenues for this product line from ongoing service contracts.

        Digital Radiography Systems. We market and sell two digital radiography systems: the IDEXX Digital Radiography System, which is appropriate for use in the veterinary clinic, and the IDEXX Digital Radiography Compact System, which is primarily used as a portable unit in ambulatory veterinary practices, such as equine practices. Our digital radiography systems generate digital radiograph images, which replace traditional x-ray film. Use of digital radiographs eliminates the need for the film and processor, hazardous chemicals and darkroom required for the production of film images.

        Pharmaceutical Products

        We develop, market and sell novel therapeutics for the veterinary market. We currently market and sell four pharmaceutical products: PZI VET®, an insulin product for the treatment of diabetic cats; ACAREXX® (.01% ivermectin) otic suspension for the treatment of ear mites in cats; SURPASS® (1% diclofenac sodium), a topical, nonsteroidal anti-inflammatory for equine use; and Navigator® (32% nitazoxanide) Antiprotozoal Oral Paste, a treatment for equine protozoal myeloencephalitis (EPM). We are developing a long-acting, injectable form of the antibiotic tilmicosin for cats. Our new animal drug application (“NADA”) for this product is under review by the U.S. Food and Drug Administration (“FDA”) and we do not expect FDA approval of this product before 2006.

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

FOOD DIAGNOSTICS GROUP

        Production Animal Services

        We sell diagnostic tests and related instrumentation and software that are used to detect a wide range of diseases and to monitor health status in production animals. Our production animal products are purchased primarily by government laboratories and poultry and swine producers. Significant products include diagnostic tests for porcine reproductive and respiratory syndrome and pseudorabies virus in pigs, Newcastle disease in poultry, and Johne’s disease and brucellosis in cattle. In December 2004, we completed the acquisition of Dr. Bommeli AG, a Swiss manufacturer of production animal tests, for cash consideration of approximately $15.8 million, net of cash acquired.

        We have developed a postmortem test for bovine spongiform encephalopathy (“BSE” or “mad cow disease”). This test was approved for use in the U.S. by the United States Department of Agriculture (“USDA”) in 2004 and for use in the European Union (“EU”) by the European Commission in February 2005. Testing for BSE in the U.S. is limited, and we do not know when or if the USDA will expand its testing program, which would increase the domestic market for these tests. The European Union (“EU”) maintains a much more significant testing program, and we believe approximately 10 million tests are performed annually in EU member countries.

        Dairy Testing

        Our principal product for use in testing for antibiotic residue in milk is the SNAP® beta-lactam test. Dairy producers and processors use our tests for quality assurance of raw milk, and government and food-quality managers use them for ongoing surveillance.

        In March 2003, we entered into an agreement with the FDA under which we agreed, among other things, to perform specified lot release and stability testing of our SNAP® beta-lactam products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue testing products were $15.7 million in 2004.

MARKETING AND DISTRIBUTION

        We market, sell and service our products worldwide through our marketing, sales and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in Australia, China, France, Germany, Italy, Japan, the Netherlands, Spain, Switzerland, Taiwan and the United Kingdom. In 2004, 2003 and 2002, we spent $85.7 million, $71.8 million and $56.8 million or 16%, 15% and 14% of sales, respectively, on sales and marketing.

        Generally, we select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. We market our veterinary diagnostic and pharmaceutical products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments and laboratory services sold directly by IDEXX sales personnel, and test kits, pharmaceutical products and instrument consumables supplied primarily by the distribution channel. Outside the U.S., we sell our veterinary diagnostic products through our direct sales force and, in certain countries, through distributors and other resellers. We market our software products and veterinary laboratory services through our direct sales force. We market our water and food diagnostics products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force.

        In 2004, 2003 and 2002, no customer accounted for greater than 10% of our sales. Our largest customers are our U.S. distributors of our products in the CAG segment. The largest consumer of our products accounts for approximately 1% of our sales.

RESEARCH AND DEVELOPMENT

        Our business includes the development and introduction of new products and may involve entry into new business areas. Our research and development activity is focused primarily on development of new diagnostic instrument platforms, new immunoassay devices, new diagnostic tests, new animal drugs, and improvements to our products and services. Our research and development expenses, which consist of salaries, employee benefits, materials and consulting costs, were approximately $35.4 million, $32.3 million and $29.3 million, or 6%, 7% and 7% of sales, in 2004, 2003 and 2002, respectively.

PATENTS AND LICENSES

        We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties. These licenses include an exclusive royalty-bearing license of certain patents relating to diagnostic products for FIV that expire in 2009, from The Regents of the University of California; an exclusive royalty-bearing license of certain patents expiring in 2007 that are utilized in the Colilert®, Colilert-18, Colisure® and Enterolert™ water-testing products; and exclusive licenses from Tulane University and the University of Texas to certain patents and patent applications expiring beginning in 2019 that relate to the detection of Lyme disease. In addition, we hold a U.S. patent that expires in 2014 and relates to certain methods and kits for simultaneously detecting antigens and antibodies, which covers our SNAP® Combo FIV/FeLV and Canine SNAP® 3Dx® combination tests.

        To the extent some of our products may now, or in the future, embody technologies protected by patents, copyrights or trade secrets of others, we may be required to obtain licenses to such technologies in order to continue to sell our products. These licenses may not be available on commercially reasonable terms or at all. Our failure to obtain any such licenses may delay or prevent the sale of certain new or existing products. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Results.”

PRODUCTION AND SUPPLY

        VetTest® analyzers are manufactured for us by Tokyo Parts Industrial Company, Ltd. under an agreement that renews annually unless either party notifies the other of its decision not to renew. VetTest® slides are supplied exclusively by Ortho under supply agreements with Ortho (the “Ortho Agreements”). We are required to purchase all of our requirements for our current menu of VetTest® slides from Ortho to the extent Ortho is able to supply those requirements. In addition, we have committed to minimum annual purchase volumes of certain VetTest® slides through 2010. The Ortho Agreements expire on December 31, 2018.

        The QBC® VetAutoread™ system is manufactured for us by Becton Dickinson under a development and distribution agreement that requires Becton Dickinson to supply analyzers to us through 2008 and reagents through 2010. Becton Dickinson is the sole source of these analyzers and reagents.

        The VetLyte® system is manufactured for us by Roche Diagnostics Corporation under an agreement that requires Roche Diagnostics to supply analyzers through December 31, 2006, and consumables and spare parts through December 31, 2013. We have certain minimum purchase obligations under this agreement.

        We purchase certain other products, raw materials and components from only one source. These include active ingredients for our pharmaceutical products, including Navigator®, digital radiography systems, VetStat™ instruments and consumables, and certain components used in our SNAP® rapid assay devices, water testing products and LaserCyte® systems.

        We have in the past been successful in extending important sole and single source supply agreements to ensure an uninterrupted supply of the relevant products, and we will seek in the future to extend any such agreements that would otherwise expire under their terms. However, there can be no assurance that we will be successful in extending any such agreements on equivalent or better terms, or that we will be able to extend such agreements at all.

        We do not generally maintain significant backlog and believe that our backlog at any particular date historically has not been indicative of future sales.

COMPETITION

        We face intense competition within the markets in which we sell our products and services. We expect that future competition will become even more intense, and that we will have to compete with changing technologies, which could affect the marketability of our products and services. Our competitive position also will depend on our ability to develop proprietary products, attract and retain qualified scientific and other personnel, develop and implement production and marketing plans, obtain or license patent rights and obtain adequate capital resources.

        We compete with many companies ranging from small businesses focused on animal health to large pharmaceutical companies. Our competitors vary in our different markets. Academic institutions, governmental agencies and other public and private research organizations also conduct research activities and may commercialize products, which could compete with our products, on their own or through joint ventures. Some of our competitors have substantially greater capital, manufacturing, marketing, and research and development resources than we do.

        Competitive factors in our different business areas are detailed below:

•	Veterinary diagnostic products and food and water testing products. We compete primarily on the basis of the ease of use, speed, accuracy and other performance characteristics of our products and services, the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, and our pricing relative to the value of our products.

•	Veterinary laboratory and consulting services. In this market, we compete primarily on the basis of quality, service, technology, and our pricing relative to the value of our services. We compete in certain geographic locations with Antech Diagnostics, a unit of VCA Antech, Inc.

•	Veterinary pharmaceuticals. We compete primarily on the basis of the performance characteristics of our products.

•	Information products and services and digital radiography systems. We compete primarily on the basis of ease of use, connectivity to equipment and other systems, performance characteristics, effectiveness of our customer service, information handling capabilities, advances in technologies, and our pricing relative to the value of our products and services.

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

        Veterinary pharmaceuticals. The manufacture and sale of veterinary pharmaceuticals are regulated by the Center for Veterinary Medicine (“CVM”) of the FDA. A new animal drug may not be commercially marketed in the U.S. unless it has been approved as safe and effective by CVM. Approval may be requested by filing an NADA with CVM containing substantial evidence as to the safety and effectiveness of the drug. Data regarding manufacturing methods and controls also are required to be submitted with the NADA. Manufacturers of animal drugs must also comply with GMPs and Good Laboratory Practices (“GLPs”). Sales of animal drugs in countries outside the U.S. require compliance with the laws of those countries, which may be extensive.

        Water testing products. Our water tests are not subject to formal premarket regulatory approval. However, before a test can be used as part of a water-quality monitoring program required by the EPA, the test must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA-approved protocol, evaluation of the data by the EPA and publication for public comment of any proposed approval in the Federal Register before final approval. Our Colilert®, Colilert-18, Colisure®, Quanti-Tray®, Filta-Max® and SimPlate® for heterotropic plate counts (“HPC”) products have been approved by the EPA. The sale of water-testing products also is subject to extensive and lengthy regulatory processes in many other countries around the world.

        Dairy testing products. The sale of dairy testing products in the U.S. is regulated by the FDA in conjunction with the Association of Official Analytical Chemists — Research Institute (“AOAC-RI”). Before a product can be sold, extensive product performance data must be submitted in accordance with a protocol that is approved by the FDA and the AOAC-RI. Following approval of a product by the FDA, the product must also be approved by the National Conference on Interstate Milk Shipments (“NCIMS”), an oversight body that includes state, federal and industry representatives. Our dairy antibiotic residue testing products have been approved by the FDA and NCIMS. While some foreign countries accept AOAC-RI approval as part of their regulatory approval process, many countries have separate regulatory processes.

        Any acquisitions of new products and technologies may subject us to additional areas of government regulation. These may involve food, drug and water-quality regulations of the FDA, the EPA and the USDA, as well as state, local and foreign governments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Operating Results.”

EMPLOYEES

        As of December 31, 2004, IDEXX had approximately 2,995 full-time and part-time employees. We are not a party to any collective bargaining agreement and we believe that relations with our employees are good.

ITEM 2. PROPERTIES

        We lease approximately 297,000 square feet of office and manufacturing space in Westbrook, Maine, under a lease expiring in 2018; approximately 97,500 square feet of industrial space in Memphis, Tennessee, for use as a distribution facility, under a lease expiring in 2013; approximately 40,000 square feet of office and manufacturing space in Eau Claire, Wisconsin, for our veterinary practice information management software business, under a lease expiring in 2009; and approximately 48,000 square feet of warehouse and office space in the Netherlands for use as our headquarters for European operations, under a lease expiring in 2008.

        We also lease a total of approximately 40,000 square feet of smaller office, manufacturing and warehouse space in the U.S. and elsewhere in the world. In addition, we own or lease approximately 203,000 square feet of space in the U.S., Australia, Germany, Switzerland and the United Kingdom for use as veterinary reference laboratories and office space for our veterinary consulting services. Of this space, 69,000 square feet is owned by us and the remaining amount is leased, under leases having expiration dates up to the year 2012.

        We consider that the properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on our business.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

        Our executive officers as of February 28, 2005 were as follows:

Name	Age	Title
Jonathan W. Ayers	48	President, Chief Executive Officer and Chairman of the Board of Directors
William C. Wallen, PhD	61	Senior Vice President and Chief Scientific Officer
Conan R. Deady	43	Vice President, General Counsel and Secretary
S. Sam Fratoni, PhD	57	Vice President and Chief Information Officer
Robert S. Hulsy	60	Vice President Laboratory Services
Jennifer A. Joiner	49	Vice President CAG North American Commercial Operations
Laurel E. LaBauve	46	Vice President Worldwide Operations
Merilee Raines	49	Vice President, Chief Financial Officer and Treasurer
Quentin J. Tonelli, PhD	56	Vice President Rapid Assay and Production Animal Services

    Mr. Ayers has been Chairman of the Board, Chief Executive Officer and President of IDEXX since January 2002. Prior to joining IDEXX, in 2000 and 2001, Mr. Ayers was President of Carrier Corporation, the then-largest business unit of United Technologies Corporation, a provider of high-technology products and services to the building systems and aerospace industries, and from 1997 to 1999, he was President of Carrier Asia Pacific Operations. From 1995 to 1997, Mr. Ayers was Vice President, Strategic Planning at United Technologies. Before joining United Technologies, from 1991 to 1995, Mr. Ayers was Principal of Corporate Finance and from 1986 to 1991, he was Vice President of Mergers and Acquisitions, at Morgan Stanley & Co. Mr. Ayers holds an undergraduate degree in molecular biophysics and biochemistry from Yale University and an MBA from Harvard University.

    Dr. Wallen has been Senior Vice President and Chief Scientific Officer of IDEXX since September 2003. Prior to joining IDEXX, Dr. Wallen held various positions with Bayer Corporation, most recently as Senior Vice President and Head, Office of Technology for the Diagnostics Division of Bayer Healthcare. From 2001 to 2003, Dr. Wallen served as Senior Vice President and Head of Research, Nucleic Acid Diagnostics Segment; from 1999 to 2001, as Senior Vice President of Research and Development Laboratory Testing Segment; and from 1993 to 1999, as Vice President of Research and Development, Immunodiagnostic and Clinical Chemistry Business Units. Before joining Bayer Corporation, from 1990 to 1993, Dr. Wallen was Vice President Research and Development at Becton Dickinson Advanced Diagnostics.

    Mr. Deady has been Vice President and General Counsel of the Company since 1999 and was Deputy General Counsel of the Company from 1997 to 1999. Before joining the Company in 1997, Mr. Deady was Deputy General Counsel of Thermo Electron Corporation, a manufacturer of technology-based instruments. Mr. Deady was previously affiliated with Hale and Dorr LLP, a Boston-based law firm.

    Dr. Fratoni has been a Vice President of the Company since May 1997 and Chief Information Officer since November 2000. He was President of the Company’s Food and Environmental Group from July 1999 to December 2000. From May 1997 to July 1999, Dr. Fratoni was Vice President of Human Resources of the Company, and from October 1996 to May 1997, he was Director of Business Development for the Food and Environmental Group. Before joining the Company in October 1996, Dr. Fratoni held various positions with Hewlett-Packard Company.

    Mr. Hulsy has been a Vice President of the Company since February 1999 and President of the Company’s IDEXX Reference Laboratories business since August 1998. Before joining the Company in August 1998, Mr. Hulsy was President of American Environmental Network, Inc., a network of environmental laboratories, from 1992 to 1998.

    Ms. Joiner joined IDEXX as Vice President CAG North American Commercial Operations in August 2004. Prior to joining the Company, Ms. Joiner was Vice President, Marketing and Strategic Planning, of Molecular Staging, Inc., an emerging technology firm from 2000 to August 2004. From 1998 to 2000, Ms. Joiner was Vice President, Commercial Operations for the Diagnostics Division of Bayer Healthcare, and from 1996 to 1998, she was Managing Director, Australia and New Zealand, for GE Medical Systems.

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

    Dr. Tonelli became a Vice President of the Company in June 2001 and currently oversees the Company’s production animal services and rapid assay lines of business. Previously he has held various positions with the Company, including Division Vice President for Research and Development and Division Vice President, Business Development. Before joining the Company in 1984, he was a Group Leader of Research and Development for the Hepatitis and AIDS Business Unit within the diagnostic division of Abbott Laboratories, Inc.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

        Our common stock is quoted on the NASDAQ Stock Market under the symbol IDXX. The table below shows the high and low sale prices per share of our common stock as reported on the NASDAQ Stock Market for the years 2004 and 2003.

CALENDAR YEAR	HIGH	LOW
2004
First Quarter	$57.57	$45.30
Second Quarter	68.82	56.75
Third Quarter	64.50	45.43
Fourth Quarter	55.02	46.80

2003
First Quarter	$37.94	$31.31
Second Quarter	39.10	31.87
Third Quarter	45.71	33.40
Fourth Quarter	49.25	42.59

        As of March 10, 2005, there were 999 holders of record of our common stock.

        We have never paid any cash dividends on our common stock. From time to time our Board of Directors may consider the declaration of a dividend. However, we have no present intention to pay a dividend and we expect to use future earnings to fund the development and growth of the business.

        For the three months ended December 31, 2004, we repurchased our shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
October 1, 2004 to October 31, 2004	69,500	$49.67	69,500	2,660,830
November 1, 2004 to November 30, 2004	337,800	51.16	337,800	2,323,030
December 1, 2004 to December 31, 2004	277,800	52.02	277,800	2,045,230

Total	685,100	$51.36	685,100	2,045,230

        Our Board of Directors has approved the repurchase of up to 14,000,000 shares of the Company’s common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, July 21, 2000, October 20, 2003, and October 12, 2004, and does not have a specified expiration date. During the twelve months ended December 31, 2004, we repurchased 2,413,000 shares for $128.8 million with an average price of $53.37. These repurchases were made in open market transactions. There were no other repurchase plans outstanding during the twelve months ended December 31, 2004, and no repurchase plans expired during the period.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data of the Company for each of the five years ending with December 31, 2004. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2004	2003	2002	2001*	2000*
STATEMENT OF OPERATIONS DATA:
Revenue	$549,181	$475,992	$412,670	$386,081	$367,432
Cost of revenue	270,164	245,688	219,945	202,750	190,256

Gross profit	279,017	230,304	192,725	183,331	177,176
Expenses:
Sales and marketing	85,710	71,846	56,794	57,087	54,956
General and administrative	49,870	45,752	40,787	41,266	40,677
Research and development	35,402	32,319	29,329	28,426	28,292

Income from operations	108,035	80,387	65,815	56,552	53,251
Interest income	3,068	2,867	2,955	2,229	4,996

Income before provision for income taxes and partner's interest	111,103	83,254	68,770	58,781	58,247
Provision for income taxes	33,165	26,278	23,381	21,161	21,615
Partner's interest in loss of subsidiary	(394)	(114)	--	--	--

Net income	$78,332	$57,090	$45,389	$37,620	$36,632

Earnings per share:
Basic	$2.29	$1.67	$1.35	$1.13	$1.06
Diluted	$2.19	$1.59	$1.30	$1.09	$1.02
Weighted average shares outstanding:
Basic	34,214	34,271	33,622	33,293	34,574
Diluted	35,800	35,931	35,043	34,640	36,081
Dividends paid	$--	$--	$--	$--	$--

BALANCE SHEET DATA:
Cash and investments	$156,959	$255,787	$162,763	$100,575	$75,203
Working capital	201,640	270,244	217,740	164,199	141,781
Total assets	514,237	521,875	417,426	373,107	335,796
Total debt	1,810	494	973	8,380	8,472
Stockholders' equity	397,660	413,292	340,973	301,730	261,747

*	As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”, goodwill is no longer amortized commencing January 1, 2002. Goodwill amortization expense, net of tax was $4.5 million and $4.1 million for each of the years ended December 31, 2001 and 2000, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

        We operate primarily through three business segments: the Companion Animal Group (“CAG”), Water testing business (“Water”) and the Food Diagnostics Group (“FDG”). CAG is comprised of the following product and service categories: rapid assays, instruments and consumables, laboratory and consulting services, pharmaceuticals, and information products and services and digital radiography systems. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in production animals and food. Other items that are not included in our reportable segments are comprised primarily of corporate research and development and interest income. We have conformed the financial information about segments for the year ended December 31, 2002 to our presentation of reportable segments for the years ended December 31, 2004 and 2003. Previously we reported two operating segments. Additionally, we have conformed the discussion of CAG results for 2002 and 2003 to the product and service categories we are using in 2004 as set forth in the table below.

        For the three years ended December 31, 2004 revenues by product and service categories were as follows (in thousands):

	December 31,
	2004	2003	2002
CAG revenue:
Instruments and consumables	$197,939	$177,374	$143,610
Rapid assay products	93,506	82,978	70,466
Laboratory and consulting services	118,596	94,650	86,468
Information products and services and digital radiography	28,163	22,463	21,200
Pharmaceutical products	10,483	6,954	5,153

Net CAG revenue	448,687	384,419	326,897

Net water revenue	53,098	46,936	41,969

FDG revenue
Production animal products and services	31,690	28,580	27,466
Dairy testing products	15,706	16,057	16,338

Net FDG revenue	47,396	44,637	43,804

Net revenue	$549,181	$475,992	$412,670

        The following is a discussion of the strategic and operating factors that we believe have the most significant effect on the performance of our business.

        Companion Animal Group

        In the CAG segment, we believe we have developed a strategic advantage over companies with more narrow product or service offerings. The breadth of our products and services gives us scale in sales and distribution, permits us to offer integrated disease-management solutions that leverage the advantages of both point-of-care and laboratory testing, and facilitates the flow of medical information in the clinic by integrating practice-management software systems with laboratory test results and in-clinic test results from our IDEXX VetLab® analyzers.

        In the U.S., we sell instrument consumables, rapid assays and pharmaceuticals primarily through distributors, and, therefore, our reported sales of these products are sales made to distributors, rather than sales to veterinarians, the end-users. Because distributor inventory levels and purchasing patterns may fluctuate, sales of a particular product line in a particular period may not always be representative of the underlying customer demand for the product. Therefore, we closely track sales of these products by our U.S. distributors to the clinics (“clinic-level sales”), which we think provides a more accurate picture of the real growth rate for these products. In the discussion of results below, we note certain instances where we believe reported sales have been influenced, positively or negatively, by changes in distributor inventories.

        Instruments and Instrument Consumables. Our instrument strategy is to provide veterinarians with an integrated set of instruments that, individually and together, provide superior diagnostic information in the clinic, enabling veterinarians to practice better medicine and build more profitable practices. We derive substantial revenues from the sale of consumables that are used in these instruments. During the early stage of an instrument's life cycle, we derive relatively greater revenues from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placements begin to decline.

        We have a large installed base of VetTest® chemistry analyzers, and substantially all of our revenues from that product line are now derived from consumables sales, although we continue to place instruments through sales and through rental and other programs. Our long-term success in this area of our business is dependent upon new customer acquisition, customer retention and increased customer utilization of those instruments. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of blood and urine chemistry testing for a variety of diagnostic purposes.

        We purchase the consumables used in VetTest® chemistry analyzers from Ortho under a supply agreement that continues through 2018. This supply agreement provides us with a long-term source of slides at costs that improve annually through 2010, and also improve over the term of the agreement as a result of increasing volume. Under this agreement, we are developing and expect to introduce a next-generation chemistry analyzer for the veterinary market based on the Ortho dry-slide technology, and Ortho would supply us with slide consumables used in both the new instrument and the VetTest® chemistry analyzer. We do not expect this next-generation analyzer to be commercially available before 2006. Our declining cost of VetTest slides is expected to improve margins in our instruments and consumables product line beginning in 2006.

        In the fourth quarter of 2002, we introduced the LaserCyte® hematology analyzer, which provides more extensive hematological diagnostic information than our original platform, the QBC® VetAutoread™ system. A substantial portion of LaserCyte® placements have been made at veterinary clinics that already own our QBC® VetAutoread™ instruments. Although we have experienced growth in sales of hematology consumables, LaserCyte® consumable sales have been partially offset by declines in sales of QBC® VetAutoread™ consumables. Because the gross margin percentage of LaserCyte® consumables exceeds the gross margin percentage of the QBC® VetAutoread™ consumables, gross margin from hematology consumables is expected to increase with continued penetration of the LaserCyte® system. Our gross margins on LaserCyte® system sales have been low due to higher manufacturing, service and warranty costs associated with a new analyzer. As we have gained experience with the analyzer, we have improved manufacturing efficiency and reduced warranty and service costs, which has improved margins. While we expect that LaserCyte® margins will continue to improve, they will continue to have a negative impact on overall CAG gross margins.

        With all of our instrument lines, we seek to differentiate our products based on superior system capability, quality of diagnostic information, reliability, integration with the IDEXX VetLab® suite, and customer service. Our equipment and consumables typically are sold at a premium price to competitive offerings. Our success depends, in part, on our ability to maintain a premium price strategy.

        Laboratory and Consulting Services. We believe that more than half of all diagnostic testing by U.S. veterinarians is done at outside reference laboratories such as our IDEXX Reference Laboratories. We attempt to differentiate our laboratory testing services from those of our competitors primarily on the basis of quality, customer service and technology. Revenue growth in this business is achieved both through increased sales at existing laboratories and through the acquisition of new customers, including through laboratory acquisitions and opening new laboratories. In February 2004, we acquired a laboratory in Columbus, Ohio, in November 2004, we opened a laboratory in Seattle, Washington, and we acquired Vet Med Lab, which is based in Germany and is the largest European veterinary reference laboratory. Profitability of this business is largely the result of our ability to achieve efficiencies from both volume and operational improvements. New laboratories typically will operate at a loss until testing volumes reach a level that permits profitability. Acquired laboratories frequently operate less profitably than our existing laboratories and those laboratories may not achieve profitability comparable to our existing laboratories for a year or more while we implement operating improvements. Therefore, in the short term, new and acquired laboratories generally will have a negative effect on the operating margin of the laboratory and consulting services business.

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

        Water

        Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers are primarily water utilities to whom strong relationships and customer support are very important. Over the past several years, the rate of growth of this product line has slowed as a result of increased competition and market penetration. International sales of water-testing products represented 41% of total water product sales in 2004, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for regulatory testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program under which we are seeking regulatory approvals in a number of countries, primarily in Europe.

        Food Diagnostics Group

        Production Animal Services. We develop, manufacture, market and sell a broad range of tests for various poultry, cattle and swine diseases and conditions, and have an active research and development and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can be subject to fluctuation. In 2004, approximately 73% of our sales in this business was international. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described below that are associated with doing business internationally.

        In 2004, we received USDA approval of our postmortem test for BSE (mad cow disease) and, in February 2005, we were informed that this test was approved by the European Commission for sale in EU member countries. While BSE testing is very limited in the U.S., a significant market for BSE testing exists in Europe, and marketing and sale of this product will be a major priority for our Production Animal Services business in 2005.

        Dairy Testing. Our strategy in the dairy testing business is to develop, manufacture and sell antibiotic residue-testing products that satisfy applicable regulatory requirements for testing of bulk milk by producers and provide reliable field performance. Sales of dairy-testing products have declined over the last several years largely as a result of increased competition in the domestic market. To increase sales of dairy-testing products, we will need to increase penetration in geographies outside the United States and in the farm segment of the dairy market.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring and contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

        As of December 31, 2004 and 2003, our net inventories included $11.9 million and $7.2 million, respectively, of component parts and finished goods associated with our LaserCyte® hematology instrument. In addition, we had firm purchase commitments for an additional $1.9 million of component parts as of December 31, 2004. As of December 31, 2004 and 2003, $2.2 million and $3.7 million of this inventory, respectively, required rework before it could be used to manufacture finished goods. As of December 31, 2004, the inventory was net of a $0.3 million write-down for inventory estimated to be obsolete. There were no write-downs of this inventory as of December 31, 2003 for inventory estimated to be obsolete. We expect to fully realize our investment in inventory and purchase commitments. However, if we alter the design of this product, we may be required to write off some or all of the remaining associated inventory.

        Navigator® is our pharmaceutical product for the treatment of equine protozoal myeloencephalitis (“EPM”) that we launched during the fourth quarter of 2003. Our inventories as of December 31, 2004 included $8.7 million of inventory associated with Navigator®, consisting of $0.4 million of finished goods and $8.3 million of active ingredient and other raw materials. In December 2004, we entered into an amendment to our agreement with our supplier of nitazoxanide, the active ingredient in Navigator®, under which we paid the supplier $0.9 million in January 2005, and the supplier agreed until 2017 to replace any expiring inventory of nitazoxanide with longer-dated material. We believe that this agreement has substantially mitigated the risk that we would be required to write down nitazoxanide inventory due to its anticipated expiration prior to sale.

        Valuation of Long-Lived and Intangible Assets and Goodwill

        We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Failure to obtain regulatory approval of certain products;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant increase in the discount rate assumed to calculate the present value of future cash flow;

•	Significant negative industry or economic trends; and

•	Significant advancements or changes in technology.

        When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based on a change in events and circumstances discussed above, we measure any impairment based on factors such as projected cash flows. Net intangible assets and goodwill totaled $124.5 million as of December 31, 2004, consisting of $69.2 million related to veterinary laboratories (of which $54.1 million represents goodwill), $19.3 million related to production animal services (of which $7.6 million represents goodwill), $19.2 million related to water-testing products (of which $16.9 million represents goodwill), $15.7 million related to pharmaceutical products (of which $13.7 million represents goodwill), and $1.1 million of other (of which $0.6 million represents goodwill).

        Revenue Recognition

        We recognize revenue when four criteria are met. These include (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed and determinable, and (iv) collectibility is reasonably assured.

•	We recognize revenue at the time of shipment to distributors for substantially all products sold through distributors, as title and risk of loss pass to these customers on delivery to the common carrier. We recognize revenue for the remainder of our customers when the product is delivered, except as noted below. Our distributors do not have the right to return products.

•	We recognize revenue on sales of instruments after the instrument is installed because installation is considered essential to the usability of the instrument, and the customer has accepted the instrument.

•	We recognize service revenue at the time the service is performed.

•	We recognize revenue associated with extended maintenance agreements ratably over the life of the contracts. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•	We recognize revenue from noncancelable software licenses and hardware systems upon installation of the software (and completion of training if applicable) or hardware and customer acceptance because collection is probable and we have no significant further obligations.

•	We recognize revenue on certain instrument systems under rental programs over the life of the rental agreement. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

        When instruments are sold together with extended maintenance agreements, we allocate revenue to the extended maintenance agreement under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, the total consideration received is allocated to the elements based on their relative fair values, which is determined by amounts charged separately for the delivered and undelivered elements to other customers. The deferred revenue related to the extended maintenance agreements is recognized ratably over the maintenance period. The delivered elements are recognized as revenue when appropriate under the policies described above. Shipping costs reimbursed by the customer are included in revenue.

        We record estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers credits, award points, which may be applied to trade amounts owed us and/or toward future purchase of our products and services, or trade-in rights. We estimate these reductions based on our experience with similar customer programs in prior years. Revenue reductions are recorded on a quarterly basis based on issuance of credits, points actually awarded and estimates of points to be awarded in the future based on current revenue. For the SNAP-Up-the-Savings™ program, estimates of future points are revised quarterly and finalized annually in the third quarter of each year upon the issuance of points to customers. For our Practice Developer™ volume discount program, we have reduced revenue assuming all points granted will result in future credits because we do not have sufficient experience with this program to estimate customer point forfeitures.

        We may offer customers the right to trade in instruments for credit against the purchase price of other instruments acquired in the future. For these trade-in rights, we have reduced revenue using estimates regarding the percentage of qualifying instruments that will be traded in and the average trade-in value. In 2001, we began offering guaranteed trade-in values on current sales of our QBC® VetAutoread™ instruments, when the customer subsequently trades in the QBC® VetAutoread™ instrument for a LaserCyte® system. To qualify for a guaranteed trade-in value, the customer must trade in their QBC® VetAutoread™ instrument within five years of original purchase. The value of the trade-in depends on the amount of time from original purchase to trade-in. We have recorded a trade-in reserve of $0.5 million for these trade-ins. The maximum trade-in liability at December 31, 2004 was $3.4 million and we anticipate that we would receive equipment valued at $0.9 million if all customers were to exercise their trade-in rights.

        We recognize revenue only in those situations where collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on detailed analysis of specific customer situations and the percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

        Income Taxes

        We account for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable, respectively; and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have recorded a valuation allowance on certain deferred tax assets that relate to state and international net operating loss carryforwards and certain other unrealizable international deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

        We consider the operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States, the cumulative amount of which was $85.5 million as of December 31, 2004. No provision has been made for United States federal and state, or international taxes that may result from future remittances of undistributed earnings of non-United States subsidiaries. Should we repatriate non-United States earnings, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made.

        The recently enacted American Jobs Creation Act of 2004 allows for a reduced rate of United States tax on qualifying repatriations of earnings held outside the United States. We are currently studying the impact of this provision and we have not made a final determination as to the amounts, if any, that will be repatriated. As such, the income tax effect of any repatriation cannot be estimated.

        Warranty Reserves

        We provide for the estimated cost of product warranties at the time revenue is recognized. Our actual warranty obligation is affected by product failure rates and service costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from our estimates, which are based on historical data, revisions to the estimated warranty liability would be required. As of December 31, 2004 and 2003, we had accrued $3.7 million and $3.3 million for estimated warranty expense, respectively, including warranty reserves of $3.3 million and $3.1 million, respectively, for LaserCyte® systems. Warranty expense was $3.6 million, $3.6 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The increase in warranty liability during 2004 compared to 2003 was due to the impact of the growing installed base of LaserCyte® systems, partially offset by a reduction of warranty cost resulting from our improved service experience for these instruments. We charge warranty expense to the cost of LaserCyte® revenue at the time revenue is recognized on the system based on the estimated cost to repair the instrument over its two-year warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. The reduction in estimated warranty costs per instrument resulted in a reduction of $0.6 million in cost of product revenue for the year ended December 31, 2004.

        We sell extended maintenance agreements covering our instruments. We anticipate that losses will be incurred for certain of these contracts and have recognized provisions for the estimated losses. The anticipated loss reserves were $0.1 million and $0.4 million as of December 31, 2004 and 2003, respectively.

        Estimates for Certain Claims

        We purchase insurance policies annually for individual and aggregate amounts of employee health insurance claims. We are self-insured for up to $0.1 million per claim and up to an annual aggregate limit based on the number of employees enrolled in the plan per month, which was estimated to be $12.0 million as of December 31, 2004. We estimate our liability for employee health claims based on individual and aggregate coverage, our monthly claims experience, the number of employees enrolled in the program, and the average time from when a claim is incurred to the time it is reported.

        We purchase workers’ compensation insurance policies annually. Prior to January 1, 2003, we were fully insured for workers’ compensation claims. Beginning January 1, 2003, we purchased an insurance policy under which we are liable for the first $0.25 million in claims per occurrence and up to an aggregate limit based on payroll, which was approximately $3.0 million and $1.4 million at December 31, 2004 and 2003, respectively. We entered into a similar policy effective January 1, 2005. We estimate our liability for workers’ compensation claims based on the insurance policy limits, claims incurred and the estimated ultimate cost to litigate and/or settle the claims. Based on this analysis, we have recognized cumulative expenses of $0.6 million and $0.9 million for claims incurred during the years ended December 31, 2004 and 2003, respectively.

        Periodically we are notified that a claim is being made against us. We evaluate each claim based on the facts and circumstances of that claim. If warranted, we provide for our best estimate of the cost to settle or litigate the claim and evaluate the liability recorded quarterly.

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2004 Compared to Twelve Months Ended December 31, 2003

Revenue

        Total Company. Revenue for the total company increased $73.2 million, or 15%, to $549.2 million from $476.0 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

For the Twelve Months Ended December 31,
Net Revenue (in thousands)	2004	2003	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
CAG	$448,687	$384,419	$64,268	16.7%	2.7%	14.0%
Water	53,098	46,936	6,162	13.1%	4.0%	9.1%
FDG	47,396	44,637	2,759	6.2%	5.4%	0.8%

Total Company	$549,181	$475,992	$73,189	15.4%	3.1%	12.3%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from 2003 to 2004.

        Companion Animal Group. Revenue for CAG increased $64.3 million, or 17%, to $448.7 million from $384.4 million in the same period of the prior year. This increase resulted primarily from increased sales of laboratory and consulting services, and instruments and consumables and, to a lesser degree, rapid assay products, information products and services, digital radiography systems, and pharmaceutical products. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $10.5 million, or 3%, to the increase in CAG revenue.

        The increase in sales of laboratory and consulting services (an increase of $23.9 million, or 25%) resulted primarily from higher testing volume at established laboratories, mainly in the U.S. and, to a lesser extent, in the U.K. and Australia; the inclusion of sales from laboratories acquired in late 2003 and in 2004; and, to a lesser extent, the favorable impact of currency exchange rates on sales at our laboratories outside the U.S. and higher pricing. Growth in sales of laboratory services in 2005 will continue to be positively affected by the inclusion of results from Vet Med Lab, a German veterinary reference laboratory that we acquired in November 2004. For 2005, we expect incremental sales from Vet Med Lab of $20.0 million to $25.0 million.

        The increase in sales of instruments and consumables (an increase of $20.6 million, or 12%) was due mainly to increased sales volume, including higher domestic clinic-level sales of VetTest® slides and, to a lesser extent, tubes used with our hematology instruments, as well as higher volume outside the U.S.; the favorable impact of currency exchange rates on sales outside the U.S.; increased instrument sales, due primarily to increased sales of the LaserCyte® hematology system; and the impact of changes in distributors’ inventory levels. Increased consumables sales volume was due primarily to an increase in our installed base of instruments during 2003 and 2004. Shipments to distributors during the twelve months ended December 31, 2003 were reduced as a result of the Company’s continuing efforts to improve efficiency in the distribution channel. The reduced shipments during 2003 had a positive impact on sales growth in the 2004 period. The collective impact of favorable currency exchange and favorable comparisons resulting from lower distributor purchases in 2003 caused reported growth for 2004 to be higher than our estimates of the underlying clinic-level growth of instruments and consumables.

        The increase in sales of rapid assay products (an increase of $10.5 million, or 13%) was due primarily to increased domestic clinic-level sales volume of canine and, to a lesser extent, feline products, as well as demand for our new SNAP® test to screen dogs and cats for Giardia infection, which was launched during the first quarter of 2004; the impact of changes in distributors’ inventory levels; and the favorable impact of currency exchange rates on sales outside the U.S. Shipments to distributors during 2003 were reduced as a result of the Company’s efforts to improve efficiency in the distribution channel, which contributed to a reported sales growth in the 2004 period. The collective impact of changes in distributor inventory levels and favorable currency exchange caused reported growth for 2004 to be higher than our estimates of the underlying clinic-level growth of rapid assay products.

        The increase in sales of information products and services and digital radiography systems (an increase of $5.7 million, or 25%), resulted primarily from higher volume of complete system sales and increased hardware sales and placements of digital radiography systems, partly offset by lower service sales.

        The increase in sales of pharmaceutical products (an increase of $3.5 million, or 51%) resulted in part from sales of new products launched in 2003 and 2004. For 2005, we expect slower growth in pharmaceutical sales since we will not benefit from the favorable comparisons created by the 2003 and 2004 product launches, and no new product launches are planned for 2005.

        Water.Revenue for Water increased $6.2 million, or 13%, to $53.1 million from $46.9 million for the same period of the prior year. The increase resulted primarily from higher sales volume and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S., partly offset by lower average unit prices due to price competition in certain foreign countries and higher relative sales in geographies where products are sold at lower unit prices. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $1.9 million, or 4%, to the increase in Water revenue. For 2005, we expect slower growth in Water sales due, in part, to increased competitive pressures.

        Food Diagnostics Group. Revenue for FDG increased $2.8 million, or 6%, to $47.4 million from $44.6 million for the same period of the prior year. The increase was due primarily to the favorable impact of currency exchange rates on sales outside the U.S. and higher sales volume of production animal diagnostics. These increases were partly offset by lower average unit prices of production animal diagnostics and dairy-testing products, and by decreased sales volume of dairy-testing products. The increase in production animal diagnostics sales was due to increased sales volume of livestock products outside the U.S. The lower average unit prices were attributable to greater price competition in certain geographies and, to a lesser extent, to higher relative sales in geographies where products are sold at lower unit prices. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $2.4 million, or 5%, to the increase in FDG revenue. For 2005, we anticipate increased FDG revenue growth led by the launch of our HerdChek® BSE Antigen Test Kit, a rapid test for detection of bovine spongiform encephalopathy (“BSE”) in Europe and the full-year impact of our acquisition in the fourth quarter of 2004 of Dr. Bommeli AG (“Bommeli”), a Swiss manufacturer of production animal diagnostics.

Gross Profit

        Total Company. Gross profit for the total company increased $48.7 million, or 21%, to $279.0 million from $230.3 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased to 51% in 2004 from 48% in 2003. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Twelve Months Ended December 31,
Gross Profit (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$214,927	47.9%	$175,612	45.7%	$39,315	22.4%
Water	35,885	67.6%	31,483	67.1%	4,402	14%
FDG	28,205	59.5%	23,209	52.0%	4,996	21.5%

Total Company	$279,017	50.8%	$230,304	48.4%	$48,713	21.2%

        As of July 1, 2005, we will be required to expense equity-related compensation, which will have a negative impact on our gross profit percentage and on operating margins for all of our segments.

        Companion Animal Group. Gross profit for CAG increased $39.3 million, or 22%, to $214.9 million from $175.6 million in the same period of the prior year due to increased sales volume across the CAG product lines and to an increase in the gross profit percentage. As a percentage of CAG revenue, gross profit increased to 48% from 46% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to productivity improvements across CAG product lines and services; the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses; and, to a lesser extent, favorable pricing from our supplier of slide consumables compared to the same period of the prior year. The productivity improvements were partly due to manufacturing efficiencies and reductions in service costs related to our LaserCyte® hematology instrument and, to a lesser extent, to fixed costs spread over a higher revenue base. The LaserCyte® service cost improvements generated a favorable change in our accruals for cost of product warranties and extended maintenance agreements for all placed instruments for which we have such future obligations. Beginning in 2006, we expect CAG gross margin percentage to be favorably affected by improved consumable costs under our supply agreement with Ortho.

        These increases in gross profit percentage were partially offset by a lower gross margin percentage recognized from laboratories acquired in 2004, including due to the purchase accounting impact of writing off supplies and, to a lesser extent, by other laboratory service expansion costs, including start-up costs of laboratories opened in the fourth quarters of 2003 and 2004. The greater proportion of laboratory sales, resulting largely from the 2004 acquisitions, relative to total CAG sales may negatively impact our CAG gross margin percentage as laboratory services generally have a lower gross margin than our product businesses.

        Water. Gross profit for Water increased $4.4 million, or 14%, to $35.9 million from $31.5 million for the same period in the prior year, primarily due to increased revenue. As a percentage of Water revenue, gross profit increased to 68% from 67% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.

        Food Diagnostics Group. Gross profit for FDG increased $5.0 million, or 22%, to $28.2 million from $23.2 million for the same period in the prior year, primarily due to an increase in the gross profit percentage. As a percentage of FDG revenue, gross profit increased to 60% from 52% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to reductions in an accrual related to a third-party claim resulting from the settlement of that claim and the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, partly offset by unfavorable product costs. The reduction in the accrual for the third-party claim resulted in an aggregate benefit recognized in 2004 of $1.8 million or a four-percentage-point increase in the gross margin percentage. The unfavorable product costs were due to fixed costs spread over lower production volume in Europe and, to a lesser extent, the impact of expensing a portion of the purchase accounting fair market value adjustment of inventory obtained in connection with the 2004 acquisitions. We expect to incur integration costs in 2005 associated with the Bommeli acquisition that will negatively impact our FDG gross margin percentage.

Operating Expenses

        Total Company. Total company operating expenses increased $21.1 million to $171.0 million from $149.9 million for the same period of the prior year. As a percentage of revenues, operating expenses remained relatively constant at 31%. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Twelve Months Ended December 31,
Operating Expenses (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$137,804	30.7%	$120,396	31.3%	$17,408	14.5%
Water	11,626	21.9%	10,549	22.5%	1,077	10.2%
FDG	18,374	38.8%	15,603	35.0%	2,771	17.8%
Other	3,178	N/A	3,369	N/A	(191)	5.7%

Total Company	$170,982	31.1%	$149,917	31.5%	$21,065	14.1%

Operating Income (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$77,123	17.2%	$55,216	14.4%	$21,907	39.7%
Water	24,259	45.7%	20,934	44.6%	3,325	15.9%
FDG	9,831	20.7%	7,606	17.0%	2,225	29.3%
Other	(3,178)	N/A	(3,369)	N/A	191	(5.7%	)

Total Company	$108,035	19.7%	$80,387	16.9%	$27,648	34.4%

        Companion Animal Group. Operating expenses for CAG increased $17.4 million, or 14%, to $137.8 million from $120.4 million in the same period of the prior year and were approximately constant at 31% from year to year as a percent of sales. The increase was attributable to a 23% ($13.4 million) increase in sales and marketing expense, a 10% ($2.4 million) increase in research and development expense, and a 4% ($1.6 million) increase in general and administrative expense. The increase in sales and marketing expense resulted primarily from increased sales and sales support personnel and marketing program costs; the unfavorable impact of foreign currency denominated expenses; and, to a lesser extent, expenses associated with the Vet Med Lab acquisition in the fourth quarter of 2004. The increase in research and development expense resulted primarily from increased staffing and higher spending to support instrument and pharmaceutical product development. The increase in general and administrative expense reflects higher spending on information technology and other corporate functions, partly due to expenses associated with Sarbanes-Oxley Act compliance efforts; expenses associated with laboratory acquisitions in the first and fourth quarters of 2004, including amortization of intangible assets; and the unfavorable impact of foreign currency denominated expenses, partly offset by the nonrecurrence in 2004 of expenses incurred in 2003 in connection with the write-down of fixed assets associated with the discontinuation of development of a clinical chemistry instrument. In October 2003, we extended our relationship with Ortho, the supplier of our VetTest® slides. We committed to develop a next-generation clinical chemistry system based on Ortho’s dry-slide technology and discontinued efforts to develop the alternative system.

        For 2005, we expect CAG operating expenses to increase as a percent of sales due primarily to the full year impact of 2004 sales and customer support personnel additions in the U.S., as well as similar investments we plan to make in Europe, and to integration costs and intangible amortization expense associated with the Vet Med Lab acquisition during the fourth quarter of 2004, partly offset by a slight decline in research and development expense as a percent of sales as laboratory services, with its negligible research and development spending requirements, account for a greater proportion of total CAG sales.

        Water. Operating expenses for Water increased $1.1 million, or 10%, to $11.6 million from $10.5 million in the same period of the prior year and were approximately constant at 22% from year to year as a percent of sales. The increase was attributable to a 25% ($0.8 million) increase in general and administrative expense, a 7% ($0.1 million) increase in research and development expense, and a 2% ($0.1 million) increase in sales and marketing expense. The increase in general and administrative expense reflects higher spending on information technology and other corporate functions, partly due to expenses associated with Sarbanes-Oxley Act compliance efforts; the unfavorable impact of foreign currency denominated expenses; and the impact of a gain from a legal settlement in 2003 that was recorded as a reduction to general and administrative expense. There were no significant fluctuations in the nature and amounts of research and development expense or of sales and marketing expense.

        Food Diagnostics Group. Operating expenses for FDG increased $2.8 million, or 18%, to $18.4 million from $15.6 million in the same period of the prior year and, as a percent of sales, increased to 39% from 35% in the same period of the prior year. The increase was attributable to a 25% ($1.1 million) increase in general and administrative expense, a 14% ($0.6 million) increase in research and development expense, a 5% ($0.3 million) increase in sales and marketing expense, and a $0.7 million decrease in other income. The increase in general and administrative expense resulted primarily from ongoing expenses associated with the China joint venture formed in 2003; higher spending on information technology and other corporate functions, partly due to expenses associated with Sarbanes-Oxley Act compliance efforts; the unfavorable impact of foreign currency denominated expenses; and expenses associated with the Bommeli acquisition in the fourth quarter of 2004. The increase in research and development expense was due primarily to higher compensation costs for additional personnel; increased spending in support of our HerdChek® BSE Antigen Test Kit; and expenses associated with the Bommeli acquisition in the fourth quarter of 2004. The increase in sales and marketing expense resulted primarily from increased spending in support of our HerdChek® BSE Antigen Test Kit and the unfavorable impact of foreign currency-denominated expenses, partly offset by the nonrecurrence in 2004 of expenses incurred in 2003 in connection with the formation of the China joint venture. The decrease in other income results from the nonrecurrence in 2004 of the reduction in an accrual related to a third-party claim recorded as other income in 2003. For 2005, we expect FDG operating expenses to increase as a percent of sales due to integration costs and intangible amortization expense associated with the Bommeli acquisition.

        Other. Operating expenses for 2004, consisting primarily of corporate research and development, decreased $0.2 million, or 6%, to $3.2 million from $3.4 million for the same period of the prior year.

Interest Income

        Net interest income was $3.1 million for 2004 compared with $2.9 million during 2003. The increase in interest income was due to higher average invested cash balances partially offset by lower effective interest rates.

Provision for Income Taxes

        Our effective income tax rate was 29.7% for 2004 compared with 31.5% for 2003. The majority of this rate reduction resulted from the resolution of an IRS income tax audit through the year 2001. As a result of completing this audit, the Company reduced previously accrued taxes. Other rate reductions resulted from the release in 2004 of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates partially offset by revisions in 2003 to international tax estimates and a charge to write-down fixed assets occurring in a high-tax jurisdiction.

        The increase in our valuation allowances from 2002 to 2003 was primarily related to the generation of state net operating losses that we believe are not likely to be realized. The generation of state net operating losses increased our valuation allowance by $0.5 million. The reduction in valuation allowances from 2003 to 2004 was primarily related to releasing a valuation allowance that previously offset the international deferred tax assets of an international subsidiary. This valuation allowance of $0.7 million was released as a result of our determination that it is more likely than not that the deferred tax assets will be realized.

        The recently enacted American Jobs Creation Act of 2004 allows for a reduced rate of United States tax on qualifying repatriations of earnings held outside the United States. We are currently studying the impact of this provision and we have not made a final determination as to the amounts, if any, that will be repatriated. As such, the income tax effect of any repatriation cannot be estimated.

Twelve Months Ended December 31, 2003 Compared to Twelve Months Ended December 31, 2002

Revenue

        Total Company. Revenue for the total company increased $63.3 million, or 15%, to $476.0 million from $412.7 million in the same period of the prior year. The following table presents revenue for the Company and its operating segments:

For the Twelve Months Ended December 31,
Net Revenue (in thousands)	2003	2002	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
CAG	$384,419	$326,897	$57,522	17.6%	3.6%	14.0%
Water	46,936	41,969	4,967	11.8%	4.2%	7.6%
FDG	44,637	43,804	833	1.9%	8.0%	(6.1%)

Total Company	$475,992	$412,670	$63,322	15.3%	4.1%	11.2%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from 2002 to 2003.

        Companion Animal Group. Revenue for CAG increased $57.5 million, or 18%, to $384.4 million from $326.9 million in the same period of the prior year. This increase resulted primarily from sales of instruments and consumables and, to a lesser degree, rapid assay products, laboratory and consulting services, and pharmaceutical products. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $11.8 million, or 4%, to the increase in CAG revenue.

        The increase in sales of our instruments and consumables (an increase of $33.8 million, or 24%) was due to increased sales of the LaserCyte® hematology system, which was launched in the fourth quarter of 2002, partially offset by lower sales of QBC® VetAutoread ™ systems, and increased sales of VetTest® slides and, to a lesser extent, LaserCyte® tubes, partially offset by reduced sales of QBC® VetAutoread ™ tubes resulting from the replacement of QBC® VetAutoread ™ systems by LaserCyte® systems. The overall increase in sales of instrument consumables was due to the favorable impact of currency exchange rates on sales outside the U.S., the impact of reductions in distributors’ inventory levels in 2002, higher volume outside the U.S. and increased domestic clinic-level sales.

        The increase in sales of rapid assay products (an increase of $12.5 million, or 18%) was due to increased domestic clinic-level sales of canine products and to a lesser degree, feline products, higher average unit prices, the impact of reductions in distributors’ inventory levels in 2002 and the favorable impact of currency exchange rates on sales outside the U.S. The increased sales volume was due in part to the apparent temporary difficulty of one of our competitors in supplying certain competitive products to the market. In January 2004, this competitor announced that it had reentered the heartworm market. In addition, another competitor announced that it had entered the heartworm market.

        Shipments to distributors of our instrument consumables and rapid assay products during 2002 were significantly reduced by the Company as part of a plan to reduce product inventories held by distributors. The reduced shipments during 2002 create a favorable year-to-year comparison for revenue growth rates for 2003.

        The increase in sales of laboratory and consulting services (an increase of $8.2 million, or 9%) resulted primarily from higher volume primarily in the U.S. and to a lesser extent in the U.K. and Australia, the favorable impact of currency exchange rates on sales at our laboratories outside the U.S. and favorable pricing partially offset by the termination of the veterinary referral business.

        The increase in sales of pharmaceutical products (an increase of $1.8 million, or 35%), resulted from the commencement of sales of a product licensed to a third party and, to a lesser extent, growth of existing products.

        Water. Revenue for Water increased $5.0 million, or 12%, to $46.9 million from $42.0 million for the same period of the prior year. The increase resulted primarily from higher sales volume of water-testing products and the favorable impact of currency exchange rates on sales outside the U.S. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $1.8 million, or 4%, to the increase in Water revenue.

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

        An increase in sales of production animal diagnostics (an increase of $1.1 million, or 4%) resulted from the favorable impact of currency exchange rates on sales outside the U.S. These increases were partially offset by lower average unit prices and sales volume.

        A decrease in sales of dairy-testing products (a decrease of $0.3 million, or 2%) was attributable to lower unit sales volume, offset partially by the favorable impact of currency exchange rates on sales outside the U.S.

Gross Profit

        Total Company. Gross profit for the total company increased $37.6 million, or 20%, to $230.3 million from $192.7 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased to 48% in 2003 from 47% in 2002. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Twelve Months Ended December 31,
Gross Profit (in thousands)	2003	Percent of Sales	2002	Percent of Sales	Dollar Change	Percentage Change
CAG	$175,612	45.7%	$142,726	43.7%	$32,886	23.0%
Water	31,483	67.1%	28,612	68.2%	2,871	10.0%
FDG	23,209	52.0%	21,387	48.8%	1,822	8.5%

Total Company	$230,304	48.4%	$192,725	46.7%	$37,579	19.5%

        Companion Animal Group. Gross profit for CAG increased $32.9 million, or 23%, to $175.6 million from $142.7 million in the same period of the prior year due to increased sales volume across the CAG product lines and, to a lesser extent, to an increase in the gross profit percentage. As a percentage of CAG revenue, gross profit increased to 46% from 44% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to greater relative sales of rapid assay products and the 2003 termination of a low-margin veterinary referral business; productivity improvements across CAG product lines in service and distribution operations; the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses; reduced amortization of VetTest® instruments in our rental and trade-up programs as units became fully amortized; and increased average unit prices of rapid assay products and laboratory services. These increases were partially offset by higher sales of our lower gross margin LaserCyte® hematology instrument and by the temporarily higher cost of VetTest® slides purchased in 2002 and sold in 2003 as a result of the 2002 renegotiation of our VetTest® slide supply agreement with Ortho.

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

Operating Expenses

        Total Company. Total company operating expenses increased $23.0 million to $149.9 million from $126.9 million for the same period of the prior year. As a percentage of revenues, operating expenses remained flat at 31%. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Twelve Months Ended December 31,
Operating Expenses (in thousands)	2003	Percent of Sales	2002	Percent of Sales	Dollar Change	Percentage Change
CAG	$120,396	31.3%	$96,674	29.6%	$23,722	24.5%
Water	10,549	22.5%	10,235	24.4%	314	3.1%
FDG	15,603	35.0%	13,724	31.3%	1,879	13.7%
Other	3,369	N/A	6,277	N/A	(2,908)	(46.3%	)

Total Company	$149,917	31.5%	$126,910	30.8%	$23,007	18.1%

Operating Income (in thousands)	2003	Percent of Sales	2002	Percent of Sales	Dollar Change	Percentage Change
CAG	$55,216	14.4%	$46,052	14.1%	$9,164	19.9%
Water	20,934	44.6%	18,377	43.8%	2,557	13.9%
FDG	7,606	17.0%	7,663	17.5%	(57)	(0.7%	)
Other	(3,369)	N/A	(6,277)	N/A	2,908	(46.3%	)

Total Company	$80,387	16.9%	$65,815	15.9%	$14,572	22.1%

        Companion Animal Group. Operating expenses for CAG increased $23.7 million, or 25%, to $120.4 million from $96.7 million in the same period of the prior year. The increase was attributable to a 28% ($12.7 million) increase in sales and marketing expense, a $7.5 million increase in other expense, a 9% ($1.9 million) increase in research and development expense, and a 6% ($1.7 million) increase in general and administrative expense. The increase in sales and marketing expense resulted primarily from increased personnel and marketing program costs, increased costs to support the ramp-up in LaserCyte® sales and the unfavorable impact of foreign currency-denominated expenses.

        The increase in other expense is primarily due to a $7.4 million charge for the write-down of production equipment purchased for the manufacture of consumables for use in an alternative clinical chemistry system as described above.

        The increase in research and development expense resulted from increased staffing. The increase in administrative expenses reflects higher spending on information technology and other corporate functions and an increase in bad debt provisions, offset partially by the elimination of certain expenses related to legal matters that concluded in 2002.

       Water. Operating expenses for Water increased $0.3 million, or 3%, to $10.5 million from $10.2 million in the same period of the prior year. The increase was attributable to a 21% ($0.9 million) increase in sales and marketing expense and an 11% ($0.2 million) increase in research and development expense, partly offset by a $0.8 million reduction in other expense. The increase in sales and marketing expense resulted primarily from increased marketing activities and headcount. The increase in research and development expense was due primarily to compensation and benefits associated with additional personnel. The decrease in other expense reflects the absence of certain nonrecurring expenses that were recognized in 2002 associated with a write-off of intangible assets and litigation that concluded in 2002.

        Food Diagnostics Group. Operating expenses for FDG increased $1.9 million, or 14%, to $15.6 million from $13.7 million in the same period of the prior year. The increase was attributable to a 23% ($1.4 million) increase in sales and marketing expense, a 17% ($0.7 million) increase in general and administrative expense, and a 16% ($0.6 million) increase in research and development expense, partly offset by a $0.8 million increase in other income. The increase in sales and marketing expense resulted primarily from increased marketing activities and headcount, and from expenses incurred in connection with the formation of the China joint venture (see Note 16 to the consolidated financial statements). The increase in general and administrative expense reflects an increase in administrative support expenses outside of the U.S., including support of the China joint venture and higher spending on information technology and other corporate functions. The increase in research and development expense was due to new product development efforts, primarily related to products for diagnosis of transmissible spongiform encephalopathies. The increase in other income was primarily due to a reduction in an accrual related to a third-party claim.

       Other. Operating expenses for 2003 decreased $2.9 million, or 46%, to $3.4 million from $6.3 million for the same period of the prior year. The decrease resulted primarily from $3.4 million in nonrecurring benefits provided in 2002 in connection with the retirement of our former Chairman and Chief Executive Officer in January 2002, partly offset by corporate research and development hiring costs incurred in 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Financial Accounting Standards Board (•FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”). FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires additional related disclosures. Certain disclosure provisions of FIN 46R apply to all financial statements issued after January 31, 2003, the consolidation provisions apply to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date, and the remaining provisions, with the exception of interest in special purpose entities, apply at the end of the first fiscal year or interim period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Application for interest in special purpose entities is required for periods after December 15, 2003. The adoption of FIN 46R had no material impact on the consolidated financial statements.

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

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We plan to use the modified prospective application method and to adopt the standard on July 1, 2005. We are currently studying SFAS No. 123R and believe we will recognize approximately $8.0 million in pre-tax expense for the year ended December 31, 2005 related to this standard.

LIQUIDITY AND CAPITAL RESOURCES

        We fund the capital needs of our business through cash generated from operations. As of December 31, 2004 and 2003, we had $137.3 million and $220.7 million of cash, cash equivalents and short-term investments, respectively, and working capital of $201.6 million and $270.2 million, respectively. As of December 31, 2004 and 2003, we also had long-term investments primarily in municipal bonds of $19.7 million and $35.1 million, respectively. As of December 31, 2004 and 2003, we had total cash, short-term investments and long-term investments of $157.0 million and $255.8 million, respectively.

        Effective January 1, 2003, we entered into a workers’ compensation insurance policy for U.S. employees under which we retain the first $0.25 million in claim liability per incident and up to specific limits, based on payroll, in claim liability in the aggregate. We renewed this workers’ compensation policy effective January 1, 2004, and entered into a similar workers’ compensation policy effective January 1, 2005. We are liable for up to $3.0 million and $1.4 million in aggregate claim liability for 2004 and 2003, respectively, and estimate that we will be liable for up to $2.5 million for 2005. We have recorded our estimated claim liability as of December 31, 2004 and 2003 based on claims incurred and the estimated ultimate cost to settle the claims. The insurance company administers and pays these claims, and we reimburse the insurance company for our portion of these claims. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. We issued a $1.1 million letter of credit to the insurance company as security for these claims as of December 31, 2004, and agreed to issue a $0.5 million letter of credit for 2004 for our 2005 policy.

        We purchased approximately $29.1 million in fixed assets and $2.6 million in rental instruments sold under recourse during the year ended December 31, 2004, principally related to the CAG segment. Our total capital budget for 2005 is approximately $28.0 million. Research and development expense as a percentage of revenue for 2005 is expected to be slightly lower than 2004 levels as we will record relatively higher proportion of our revenues from our laboratory services business, which does not incur significant research and development expenses. Under certain supply agreements with suppliers of veterinary instruments, slides for our VetTest® instruments and certain raw materials, at December 31, 2004, we had aggregate commitments to purchase approximately $64.7 million of products in 2005. In 2004, we utilized cash of $53.9 million to acquire Vet Med Lab, Bommeli, a laboratory in Columbus, Ohio, and a production animal diagnostics company in New York.

        Cash provided by operating activities was $95.4 million during 2004. Cash of $8.2 million was generated from the income tax benefit obtained due to the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options. Non-cash expense of $4.6 million was recorded from the provision for deferred income taxes primarily due to accelerated depreciation. Cash of $5.8 million was used to pay vendor payables primarily due to Ortho for VetTest® slides that were received in 2003. Cash of $5.2 million was used to increase accounts receivable due to higher sales. Cash of $5.4 million was used by a decrease in accruals due primarily to the settlement of a third-party claim.

        During 1999 and 2000, the Board of Directors authorized the purchase of up to 10,000,000 shares of our common stock in the open market or in negotiated transactions. In October 2003, the Board authorized the purchase of an additional 2,000,000 shares of common stock, and in October 2004, the Board of Directors increased the authorization by an additional 2,000,000 shares of common stock. During 2004, we repurchased approximately 2,413,000 shares of our common stock for $128.8 million at an average price of $53.37 per share. As of December 31, 2004, 2003 and 2002, approximately 11,955,000, 9,541,000, and 8,614,000 cumulative shares, respectively, had been repurchased under these programs. During 2004 and 2003, the Company received approximately 1,000 and 133,000 shares of stock, respectively, which were owned by the holder for greater than six months, in payment for the exercise price of stock options. The shares of stock had a fair market value of $0.1 million and $4.9 million, respectively. See Note 13 to the consolidated financial statements.

        We are required to make the following payments in the years below:

(in thousands)	Total	2005	2006-2007	2008-2009	After 2009
Minimum royalty payments	$8,526	$643	$2,164	$2,289	$3,430
Operating leases	41,218	7,112	10,280	7,144	16,682
Unconditional purchase obligations(1)	152,854	64,704	52,750	29,500	5,900

Total contractual cash obligations	$202,598	$72,459	$65,194	$38,933	$26,012

(1)	Of this amount, $131.8 million represents our minimum purchase obligation under our VetTest® slide supply agreement with Ortho.

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

        IDEXX’s Future Growth and Profitability Depends on Several Factors

        The future success of our business depends upon our ability to successfully implement various strategies, including:

•	Developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products and a new clinical chemistry instrument, and improving and enhancing existing products, including the LaserCyte® system;

•	Expanding our market by increasing use of our products by our customers;

•	Strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;

•	Developing and implementing new technology development and licensing strategies; and identifying, completing and integrating acquisitions that enhance our existing businesses or create new business areas for us; and

•	Reducing the costs of manufacturing our products and providing services through operating efficiencies.

        However, we may not be able to successfully implement some or all of these strategies and increase or sustain our rate of growth or profitability.

        IDEXX’s Markets Are Competitive and Subject to Rapid and Substantial Technological Change

        We face intense competition within the markets in which we sell our products and services. We expect that future competition will become even more intense, and that we will have to compete with changing and improving technologies. Some of our competitors and potential competitors, including large pharmaceutical companies, have substantially greater capital, manufacturing, marketing, and research and development resources than we do.

        IDEXX’s Products and Services Are Subject to Various Government Regulations

        In the U.S., the manufacture and sale of our products are regulated by agencies such as the U.S. Department of Agriculture (“USDA”), U.S. Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale. Our water-testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water-quality monitoring program required by the EPA. Our pharmaceutical and dairy-testing products require approval by the FDA. The manufacture and sale of our products are subject to similar laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP® beta-lactam dairy-testing products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue-testing products were $15.7 million for the 12 months ended December 31, 2004.

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

        IDEXX’s Success Is Heavily Dependent Upon Its Proprietary Technologies

        We rely on a combination of patent, trade secret, trademark and copyright laws to protect our proprietary rights. If we do not have adequate protection of our proprietary rights, our business may be affected by competitors who develop substantially equivalent technologies that compete with us.

        We cannot ensure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial, and could have a material adverse effect on our results of operations. In addition, expiration of patent rights could result in substantial new competition in the markets for products previously covered by those patent rights.

        In the past, we have received notices claiming that our products infringe third-party patents and we may receive such notices in the future. Patent litigation is complex and expensive and the outcome of patent litigation can be difficult to predict. We cannot ensure that we will win a patent litigation case or negotiate an acceptable resolution of such a case. If we lose, we may be stopped from selling certain products and/or we may be required to pay damages and/or ongoing royalties as a result of the lawsuit. Any such adverse result could have a material adverse effect on our results of operations.

        IDEXX Purchases Materials for Its Products from a Limited Number of Sources

        We currently purchase certain products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, may not be available from other sources. These products include our VetTest® chemistry, QBC® VetAutoread™ hematology, VetLyte® electrolyte, and VetStat™ blood gas analyzers and related consumables, digital radiography systems, active ingredients for pharmaceutical products, including Navigator® paste, and certain components of our SNAP® rapid assay devices, water-testing products and LaserCyte® systems. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations.

        The slides sold for use in our VetTest® instruments are purchased under an agreement with Ortho at fixed prices. Under this agreement we are required to purchase a minimum of $131.8 million of slides through 2010. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of slides to our customers, our profits on slide sales could decline because we purchase slides at fixed prices.

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

        International Revenue Accounts for a Significant Portion of IDEXX’s Total Revenue

        In 2004, 32% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize nonspeculative forward currency exchange contracts to mitigate foreign currency exposure, however, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our gross margins.

        The Loss of Our President, Chief Executive Officer and Chairman Could Adversely Affect Our Business

        We rely on the management and leadership of Jonathan W. Ayers, our President, Chief Executive Officer and Chairman. We do not maintain key man life insurance coverage for Mr. Ayers. The loss of Mr. Ayers could have a material impact on our business.

        We Could Be Subject to Class Action Litigation Due to Stock Price Volatility, which, if Occurs, Could Result in Substantial Costs or Large Judgments Against Us

        The market for our common stock may experience extreme price and volume fluctuations, which may be unrelated or disproportionate to our operating performance or prospects. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market prices of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources, which could have a negative effect on our business, operating results and financial condition.

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

        Future Operating Results Could Be Materially Affected By the Resolution of Various Uncertain TaxPositions, and Adversely Affected by Potential Changes to Tax Incentives

        In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes and our income tax filings are regularly under audit by tax authorities. Management believes that it has adequately accrued for all potential tax liabilities and, although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than that which is reflected in historical income tax provisions and accruals. Additionally, we benefit from certain tax incentives offered by various jurisdictions, some of which are scheduled to expire at the end of 2005. If we are unable to renew such incentives, the expiration of these benefits could have a material negative effect on future earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 16 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure. See Note 2(m) to our consolidated financial statements.

        The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts with a duration of less than 18 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following twelve months. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. As of December 31, 2004, the Company had $2.9 million in unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $1.5 million in taxes.

        Our currency rate exposure at December 31, 2004 consisted of local currency revenues and expenses, the impact of hedge contracts and balances denominated in a currency other than the Company’s or its subsidiaries’ functional currency. Based on our overall currency rate exposure, excluding unrealized losses of $4.3 million at December 31, 2004 and $4.4 million at December 31, 2003, a 10% strengthening of the U.S. dollar relative to foreign currencies would reduce operating income by approximately $2.3 million for 2005. A 10% strengthening of the U.S. dollar from December 31, 2003 would have reduced operating income for 2004 by approximately $2.2 million. A 10% weakening of the U.S. dollar relative to foreign currencies at December 31, 2004 would increase operating income by approximately $2.3 million in 2005. A 10% weakening of the U.S. dollar from December 31, 2003 would have increased operating income by approximately $2.2 million in 2004. As of December 31, 2004, a 10% strengthening of the U.S. dollar relative to foreign currencies, excluding the impact of hedge contracts currently in place, would reduce operating income by approximately $9.3 million in 2005, compared to $8.1 million in 2004, and the effects of a 10% weakening of U.S. dollar relative to foreign currencies, excluding the impact of hedge contracts currently in place, would increase operating income by approximately $9.3 million in 2005 compared to $8.1 million in 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which is included herein on page F-2 and F-3.

        No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the sections entitled “Corporate Governance” and “Election of Directors” in the Company’s definitive proxy statement with respect to its 2005 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” in the Company’s definitive proxy statement with respect to its 2005 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Ownership of Common Stock by Directors and Officers” in the Company’s definitive proxy statement with respect to its 2005 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Executive Compensation and Related Information—Employment Agreements” in the Company’s definitive proxy statement with respect to its 2005 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Ratification of Appointment of Independent Auditors—Independent Auditors’ Fees” in the Company’s definitive proxy statement with respect to its 2005 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
	(1)and(2)	The financial statements set forth in the Index to Consolidated Financial Statements and the Consolidated Financial Statement Schedule are filed as a part of this Annual Report on Form 10-K commencing on page F-1.

(a)(3)	and(c)	The exhibits in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

IDEXX LABORATORIES, INC.

By:/s/Jonathan W. Ayers
Jonathan W. Ayers President and Chief Executive Officer March 15, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/Jonathan W. Ayers	President, Chief Executive Officer and	March 15, 2005
Jonathan W. Ayers	Chairman of the Board of Directors

/s/Merilee Raines	Vice President, Chief Financial Officer and	March 15, 2005
Merilee Raines	Treasurer(Principal Financial and Accounting Officer)

/s/Thomas Craig	Director	March 15, 2005
Thomas Craig

/s/Errol B. De Souza, PhD	Director	March 15, 2005
Errol B. De Souza, PhD

/s/William T. End	Director	March 15, 2005
William T. End

/s/Mary L. Good, PhD	Director	March 15, 2005
Mary L. Good, PhD

/s/Rebecca M. Henderson, PhD	Director	March 15, 2005
Rebecca M. Henderson, PhD

/s/Brian P. McKeon	Director	March 15, 2005
Brian P. McKeon

/s/James L. Moody, Jr.	Director	March 15, 2005
James L. Moody, Jr.

/s/Robert J. Murray	Director	March 15, 2005
Robert J. Murray

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit No. 3.1 to Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-19271, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit No. 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-19271, and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement, dated as of January 22, 2001, between the Company and American Stock Transfer & Trust Company as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit No. 1 to Amendment No. 2 to Registration Statement on Form 8-A/A dated March 14, 2001, File No. 0-19271, and incorporated herein by reference).

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of March 8, 2005, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit No. 4.1 to Current Report on Form 8-K filed on March 9, 2005, File No. 0-19271, and incorporated herein by reference).

4.3	Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1†	1991 Stock Option Plan of the Company, as amended (filed as Exhibit No. 10.2 to Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-19271 ("2001 Form 10-K"), and incorporated herein by reference).

10.2†	1991 Director Option Plan of the Company, as amended (filed as Exhibit No. 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-19271 ("June 2001 10-Q"), and incorporated herein by reference).

10.3†	1997 Director Option Plan of the Company, as amended, with the form of option agreement granted thereunder attached thereto (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-19271, and incorporated herein by reference).

10.4†	1997 International Employee Stock Purchase Plan (filed as Appendix C to Definitive Proxy Statement filed April 24, 1997, File No. 0-19271 (“April 1997 Proxy”), and incorporated herein by reference).

10.5 †	1999 Director Stock Plan of the Company (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-19271, and incorporated herein by reference).

10.6*	U.S. Supply Agreement, effective as of October 16, 2003, between the Company and Ortho-Clinical Diagnostics, Inc. ("Ortho") (filed as Exhibit No. 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-19271 ("2003 Form 10-K"), and incorporated herein by reference).

10.7*	European Supply Agreement, effective as of October 17, 2003, between the Company and Ortho (filed as Exhibit No. 10.8 to 2003 Form 10-K, and incorporated herein by reference).

10.8	1998 Stock Incentive Plan of the Company, as amended (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.9	2000 Director Option Plan of the Company (filed as Exhibit No. 10.5 to June 2001 10-Q, and incorporated herein by reference).

10.10†	Employment Agreement dated January 22, 2002 between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.13 to 2001 Form 10-K, and incorporated herein by reference).

10.11†	Executive Employment Agreement dated January 28, 2002 between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.14 to 2001 Form 10-K, and incorporated herein by reference).

10.12†	Executive Employment Agreement dated September 8, 2003 between the Company and William C. Wallen (filed as Exhibit No. 10.13 to 2003 Form 10-K, and incorporated herein by reference).

10.13†	Letter Agreement dated August 12, 2003 between the Company and William C. Wallen (filed as Exhibit No. 10.14 to 2003 Form 10-K, and incorporated herein by reference ).

10.14†	Form of Executive Employment Agreement dated as of May 23, 2001 between the Company and each of Robert S. Hulsy, Merilee Raines, Quentin Tonelli, S. Sam Fratoni, Conan R. Deady, Jennifer Joiner and Laurel LeBauve (filed as Exhibit No. 10.6 to June 2001 10-Q, and incorporated herein by reference).

10.15	Amendment, Release and Settlement Agreement dated as of September 12, 2002 among the Company, IDEXX Europe B.V., and Ortho-Clinical Diagnostics, Inc. (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the period ended September 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.16†	Director Deferred Compensation Plan (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the period ended June 30, 2003, File No. 0-19271 ("June 2003 10-Q"), and incorporated herein by reference).

10.17†	2003 Stock Incentive Plan, as amended (filed as Exhibit No. 10.2 to June 2003 10-Q and incorporated herein by reference).

10.18†	Form of Stock Option Agreement, as amended pursuant to the 2003 Stock Incentive Plan (filed herewith).

10.19†	1997 Employee Stock Purchase Plan, as amended (filed herewith).

10.20†	Executive Deferred Compensation Plan, as amended (filed as Exhibit No. 10.4 to June 2003 10-Q, and incorporated herein by reference).

21	Subsidiaries of the Company (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification by Chief Executive Officer (filed herewith).

31.2	Certification by Vice President, Chief Financial Officer and Treasurer (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Confidential treatment requested as to certain portions.

†	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.:

We have completed an integrated audit of IDEXX Laboratories, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004, and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 15, 2005

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$47,156	$96,942
Short-term investments	90,116	123,763
Accounts receivable, less reserves of $1,494 and $1,950 in 2004 and 2003,
respectively	65,639	53,976
Inventories	76,424	75,333
Deferred income taxes	13,460	13,775
Other current assets	8,797	6,800

Total current assets	301,592	370,589

Long-term Investments	19,687	35,082

Property and Equipment, at Cost:
Land	2,216	1,202
Buildings	5,273	5,213
Leasehold improvements	33,240	23,139
Machinery and equipment	52,564	44,843
Office furniture and equipment	37,000	34,802
Construction in progress	7,558	2,824

	137,851	112,023
Less accumulated depreciation and amortization	75,221	66,799

	62,630	45,224

Other Long-term Assets:
Goodwill, net of accumulated amortization of $30,579 and $30,361
for 2004 and 2003, respectively	92,937	54,994
Other intangible assets, net of accumulated amortization of $6,472 and
$5,090 for 2004 and 2003, respectively	31,557	6,772
Other noncurrent assets, net	5,834	9,214

	130,328	70,980

TOTAL ASSETS	$514,237	$521,875

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$14,723	$19,160
Accrued expenses	20,551	21,521
Accrued employee compensation and related expenses	26,163	20,792
Accrued taxes	15,461	21,091
Accrued marketing and customer programs	8,825	6,762
Warranty and extended maintenance agreement reserves	2,785	2,250
Notes payable	1,291	494
Deferred revenue	10,153	8,275

Total current liabilities	99,952	100,345

Long-term Liabilities:
Deferred tax liabilities	8,450	236
Notes payable	519	--
Warranty and extended maintenance agreement reserves	1,011	1,444
Deferred revenue	6,253	5,772

Total long-term liabilities	16,233	7,452

Commitments and Contingencies (Note 10):
Partner's Interest in Consolidated Subsidiary	392	786

Stockholders' Equity:
Common stock, $0.10 par value; Authorized: 60,000 shares; Issued: 45,217 and
44,390 shares in 2004 and 2003, respectively	4,522	4,439
Additional paid-in capital	410,817	383,249
Deferred equity-based compensation; Issued: 14 and 3 units in 2004 and 2003,
respectively	665	138
Retained earnings	318,682	240,350
Accumulated other comprehensive income	11,301	4,565
Treasury stock (12,125 and 9,711 shares in 2004 and 2003, respectively),
at cost	(348,327)	(219,449)

Total stockholders' equity	397,660	413,292

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$514,237	$521,875

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2004	2003	2002
Revenue:
Product revenue	$411,748	$363,284	$308,651
Service revenue	137,433	112,708	104,019

	549,181	475,992	412,670
Cost of revenue:
Cost of product revenue	174,618	166,382	143,768
Cost of service revenue	95,546	79,306	76,177

	270,164	245,688	219,945

Gross profit	279,017	230,304	192,725

Expenses:
Sales and marketing	85,710	71,846	56,794
General and administrative	49,870	45,752	40,787
Research and development	35,402	32,319	29,329

Income from operations	108,035	80,387	65,815
Interest income	3,068	2,867	2,955

Income before provisions for income taxes and partner's interest	111,103	83,254	68,770
Provision for income taxes	33,165	26,278	23,381
Partner's interest in loss of subsidiary	(394)	(114)	--

Net income	$78,332	$57,090	$45,389

Earnings per share:
Basic	$2.29	$1.67	$1.35

Diluted	$2.19	$1.59	$1.30

Weighted average shares outstanding:
Basic	34,214	34,271	33,622

Diluted	35,800	35,931	35,043

        The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Equity-Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance December 31, 2001	41,354	$4,135	$313,883	$--	$137,871	$(6,694)	$(147,465)	$301,730
Purchase of treasury stock	--	--	--	--	--	--	(29,830)	(29,830)
Exercise of stock options
(including tax benefit)	960	96	20,467	--	--	--	(1,062)	19,501
Exercise of warrants	17	2	(2)	--	--	--	--	--
Comprehensive income (loss):
Net income	--	--	--	--	45,389	--	--	--
Unrealized gain on
investments, net
of tax of $70	--	--	--	--	--	107	--	--
Unrealized loss on forward
exchange contracts, net of
tax of $699	--	--	--	--	--	(1,428)	--	--
Translation adjustment	--	--	--	--	--	5,504	--	--
Total comprehensive income	--	--	--	--	--	--	--	49,572

Balance December 31, 2002	42,331	4,233	334,348	--	183,260	(2,511)	(178,357)	340,973

Purchase of treasury stock	--	--	--	--	--	--	(36,195)	(36,195)
Exercise of stock options
(including tax benefit)	1,934	193	48,914	--	--	--	(4,897)	44,210
Exercise of warrants	125	13	(13)	--	--	--	--	--
Issuance of deferred stock
units	--	--	--	138	--	--	--	138
Comprehensive income (loss):
Net income	--	--	--	--	57,090	--	--	--
Unrealized loss on
investments, net
of tax of $86	--	--	--	--	--	(131)	--	--
Unrealized loss on forward
exchange contracts,
net of tax of $523	--	--	--	--	--	(1,334)	--	--
Translation adjustment	--	--	--	--	--	8,541	--	--
Total comprehensive income	--	--	--	--	--	--	--	64,166

Balance December 31, 2003	44,390	4,439	383,249	138	240,350	4,565	(219,449)	413,292

Purchase of treasury stock	--	--	--	--	--	--	(128,814)	(128,814)
Exercise of stock options
(including tax benefit)	827	83	27,568	--	--	--	(64)	27,587
Issuance of deferred stock
units	--	--	--	527	--	--	--	527
Comprehensive income (loss):
Net income	--	--	--	--	78,332	--	--	--
Unrealized gain (loss) on
investments, net of
tax of $57	--	--	--	--	--	(89)	--	--
Unrealized gain (loss) on
forward exchange
contracts, net
of tax of $24	--	--	--	--	--	178	--	--
Translation adjustment	--	--	--	--	--	6,647	--	--
Total comprehensive income	--	--	--	--	--	--	--	85,068

Balance December 31, 2004	45,217	$4,522	$410,817	$665	$318,682	$11,301	$(348,327)	$397,660

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$78,332	$57,090	$45,389
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	18,427	18,897	20,124
Write-down of fixed assets	--	7,359	--
Non-cash portion of CEO succession charge	--	--	1,836
Partner's interest in loss of subsidiary	(394)	(114)	--
Provision for (recovery of) uncollectible accounts	(294)	114	(906)
Provision for (benefit of) deferred income taxes	4,599	(1,192)	3,815
Tax benefit on exercise of nonqualified stock options and
disqualifying dispositions	8,211	13,045	5,716
Provision for deferred equity-based compensation	135	138	--
Changes in assets and liabilities, net of acquisitions and disposals
Accounts receivable	(5,162)	(5,567)	7,800
Inventories	758	71	11,405
Other assets	(26)	1,062	(934)
Accounts payable	(5,791)	9,560	(1,590)
Accrued liabilities	(5,442)	16,552	10,474
Deferred revenue	2,026	140	124

Net cash provided by operating activities	95,379	117,155	103,253
Cash Flows from Investing Activities:
Purchase of short- and long-term investments	(37,114)	(130,802)	(80,714)
Sales and maturities of short- and long-term investments	86,010	64,990	51,850
Purchase of property and equipment	(29,065)	(16,896)	(15,087)
Acquisition of equipment leased to customers	(2,640)	(2,724)	(2,444)
Acquisition(s) of intangible assets and business(es), net of cash
acquired	(53,942)	(2,300)	(375)

Net cash used in investing activities	(36,751)	(87,732)	(46,770)
Cash Flows from Financing Activities:
Payment of notes payable	(356)	(510)	(7,462)
Purchase of treasury stock	(129,191)	(35,817)	(29,830)
Proceeds from the exercise of stock options	19,376	31,165	11,949

Net cash used by financing activities	(110,171)	(5,162)	(25,343)
Net effect of exchange rates on cash	1,757	3,168	2,007

Net increase (decrease) in cash and cash equivalents	(49,786)	27,429	33,147
Cash and cash equivalents at beginning of year	96,942	69,513	36,366

Cash and cash equivalents at end of year	$47,156	$96,942	$69,513

Supplemental Disclosure of Cash Flow Information:
Interest paid	$33	$16	$38

Income taxes paid	$25,862	$1,977	$16,428

Supplemental Disclosure of Non-Cash Information:
Value of mature shares exchanged in stock option exercises	$64	$4,897	$1,062

Payable for treasury stock	$--	$378	$--

Receivable for purchase price adjustment of business acquisition	$500	$--	$--
Notes payable issued as consideration in acquisitions	$1,000	$--	$--

        The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF BUSINESS

        IDEXX Laboratories, Inc. (the “Company”) develops, manufactures and distributes products and provides services for the veterinary and the food- and water-testing markets. The Company operates primarily through three business segments: products and services for the veterinary market, which is referred to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health and dairy quality, which is referred to as the Food Diagnostics Group (“FDG”). See Note 18. The Company’s products and services are sold worldwide.

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

        Nitazoxanide. The Company’s nitazoxanide product, Navigator® for the treatment of equine protozoal myeloencephalitis (“EPM”) was approved by the U.S. Food and Drug Administration (“FDA”) in November 2003. Our inventories as of December 31, 2004 included $8.7 million of inventory associated with Navigator®, consisting of $0.4 million of finished goods and $8.3 million of active ingredient and other raw materials. In December 2004, the Company entered into an amendment to the Company’s agreement with its supplier of nitazoxanide under which the Company paid the supplier $0.9 million in January 2005 and the supplier agreed until 2017 to replace any expiring inventory of nitazoxanide with longer-dated material. The Company believes that this agreement has substantially mitigated the risk that we would be required to write down nitazoxanide inventory due to its anticipated expiration prior to sale.

        VetTest® Chemistry Slides. The Company’s inventories as of December 31, 2004 included $22.7 million of slides used in its VetTest® chemistry instruments. Most of the slides have a shelf-life of 24 months at the date of manufacture. The average remaining shelf-life at December 31, 2004 was 16.9 months. In addition, the Company is required to purchase a minimum of $131.8 million of slides from Ortho-Clinical Diagnostics, Inc. (“Ortho”) through December 31, 2010.

        During the quarter ended September 30, 2002, the Company amended the contract with Ortho to reduce its minimum purchase commitment for both 2002 and the life of the contract by 30 million slides (or approximately $17.7 million) in consideration for the Company’s agreement to forego approximately $2.0 million of certain volume rebates on slides purchased in 2002. As a result of this amendment, the Company reversed the previously established contract loss reserve of $0.7 million, of which $0.4 million was provided in 2002. During the quarter ended December 31, 2003, the Company entered into a new contract with Ortho, which extended the term of the supply agreement through 2018 and left the contract minimum purchase commitments unchanged. As a result of the current and projected demand for VetTest® slides, the Company’s commitment to develop a next-generation chemistry analyzer that will utilize these slides and the ratable decrease in required annual slide purchases from Ortho through 2010, the Company believes that it will not incur a loss under the contract.

        LaserCyte® Hematology Instrument. As of December 31, 2004 and 2003, the Company’s net inventories included $11.9 million and $7.2 million, respectively, of component parts and finished goods associated with the LaserCyte® hematology instrument. In addition, the Company had firm purchase commitments for an additional $1.9 million of component parts as of December 31, 2004. As of December 31, 2004 and 2003, $2.2 million and $3.7 million of this inventory, respectively, required rework before it could be used to manufacture finished goods. As of December 31, 2004, the inventory was net of a $0.3 million write-down for inventory estimated to be obsolete. There were no write-downs against this inventory as of December 31, 2003 for obsolete inventory. The Company expects to fully realize its investment in inventory and purchase commitments. However, if the Company alters the design of this product, it may be required to write off some or all of the remaining associated inventory.

        The components of inventories are as follows (in thousands):

	December 31,
	2004	2003
Raw materials	$20,847	$16,732
Work-in-process	10,363	7,615
Finished goods	45,214	50,986

	$76,424	$75,333

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

Asset Classification	Estimated Useful Life
Leasehold improvements	Shorter of life of lease or useful life
Machinery and equipment	3—5 years
Office furniture and equipment	3—7 years
Buildings	40 years

        The Company recorded depreciation expense of $14.7 million, $14.5 million and $15.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(e) Goodwill and Other Intangible Assets

        Intangible assets, other than goodwill, are valued at fair value when acquired. If a market value is not readily available, the fair value of the intangible asset is estimated based on expected cash flows of the associated business acquired that are attributable to the intangible asset. Goodwill is initially valued based on the excess of the purchase price of a business combination over the other net assets acquired.

        The Company provides for amortization using the straight-line method by charges to operations in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Patents and completed technology	15 years
Noncompete agreements	2—10 years
Customer lists	5 years
Customer relationships	8—15 years
Licenses	5—10 years
Other	5—10 years

        The Company assesses the impairment of identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Failures to obtain regulatory approval of certain products;

•	Significant changes in the manner of the Company's use of the acquired assets or the strategy for its overall business;

•	Significant increase in the discount rate assumed to calculate the present value of future cash flow;

•	Significant negative industry or economic trends; and

•	Significant advancements or changes in technology.

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

        Under SFAS No. 144, the Company is required to perform annual tests of goodwill for impairment or additional tests whenever events or circumstances indicate an impairment may exist. For its annual impairment tests, the Company identifies its reporting units, allocates assets and liabilities (including goodwill) to the reporting units and compares the reporting units’ net book value to their estimated fair value. The fair value of the reporting units is estimated using a discounted cash flow approach. The cash flow estimates used contain management’s best estimates, using appropriate and customary assumptions and projections at the time. No impairment has been identified as a result of the annual reviews.

(f) Warranty and Extended Maintenance Agreement Reserves

        The Company provides for the estimated cost of product warranties in cost of product revenue at the time revenue is recognized. The Company’s actual warranty obligation is affected by product failure rates and service costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from management’s estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve for products sold to customers for the years ended December 31, 2004 and 2003, respectively (in thousands):

	For the Years Ended December 31,
	2004	2003
Balance, beginning of year	$3,303	$343
Provision for warranty expense	4,196	3,384
Provision for change in estimate of prior warranty expense	(612)	238
Settlement of warranty liability	(3,208)	(662)

Balance, end of year	3,679	3,303
Long-term portion	910	1,053

Current portion of warranty reserves	$2,769	$2,250

        The Company sells extended maintenance agreements covering IDEXX instruments and recognizes associated revenue over the life of the contracts. The Company anticipates that losses will be incurred for certain of these contracts and has recognized provisions for the estimated losses. The anticipated loss reserves were $0.1 million and $0.4 million as of December 31, 2004 and 2003, respectively.

(g) Income Taxes

        The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable, respectively; and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. The Company records a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While the Company considers future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. See Note 8.

(h) Revenue Recognition

        The Company recognizes revenue when four criteria are met. These include (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed and determinable, and (iv) collectibility is reasonably assured.

•	The Company recognizes revenue at the time of shipment to distributors for substantially all products sold through distributors, as title and risk of loss pass to these customers on delivery to the common carrier. The Company recognizes revenue for the remainder of its customers when the product is delivered to the customer except as noted below. The Company’s distributors do not have the right to return products.

•	The Company recognizes revenue from the sales of instruments, noncancelable software licenses and hardware systems upon installation (and completion of training if applicable) and the customer’s acceptance of the instrument or system because at this time the Company has no significant further obligations.

•	The Company recognizes service revenue at the time the service is performed.

•	The Company recognizes revenue associated with extended maintenance agreements over the life of the contracts. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•	The Company recognizes revenue on certain instrument systems under rental programs over the life of the rental agreement. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

        When instruments are sold together with extended maintenance agreements, the Company allocates revenue to the extended maintenance agreement under EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, the total consideration received is allocated to the elements based on their relative fair values, which is determined by amounts charged separately for the delivered and undelivered elements to other customers. The deferred revenue related to the extended maintenance agreements is recognized ratably over the maintenance period. The delivered elements are recognized as revenue when appropriate under the policies described above. Shipping costs reimbursed by the customer are included in revenue.

        The Company records estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers credits, award points, which may be applied to trade amounts owed us and/or toward future purchases of products and services, or trade-in rights. The Company estimates these reductions based on its experience with similar customer programs in prior years. Revenue reductions are recorded on a quarterly basis based on issuance of credits, points actually awarded, and estimates of points to be awarded in the future based on current revenue. For the SNAP-Up-the-Savings™ program, estimates of future customer points are revised quarterly and the final calculation and issuance of points awards to customers are performed annually in the third quarter of each year. For the Company’s Practice Developer™ volume discount program, the Company has reduced revenue assuming all points granted will result in future credits because the Company does not have sufficient experience with this program to estimate customer point forfeitures.

        The Company may offer customers the right to trade in instruments for credit against the purchase price of other instruments acquired in the future. For trade-in rights, the Company has reduced revenue using estimates regarding the percentage of qualifying instruments that will be traded in and the average trade-in value. In 2001, the Company began offering guaranteed trade-in values on current sales of QBC® VetAutoread™ instruments, when the customer subsequently traded in the QBC® VetAutoread™ instrument for a LaserCyte® system. To qualify for a guaranteed trade-in value, the customer must trade in their QBC® VetAutoread™ instrument within five years of original purchase. The value of the trade-in depends on the amount of time from original purchase to trade-in. The Company has recorded a trade-in reserve of $0.5 million for these trade-ins. The maximum trade-in liability at December 31, 2004 is $3.4 million and the Company anticipates that it would receive equipment valued at $0.9 million if all customers were to exercise their trade-in rights.

        The Company recognizes revenue only in those situations where collection from the customer is reasonably assured. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company bases its estimates on detailed analysis of specific customer situations and a percentage of its accounts receivable by aging category. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required.

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

(k) Stock-Based Compensation

        The Company measures costs related to employee stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and elects to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB No. 123” (collectively, “SFAS No. 123, as Amended”). Accordingly, no employee compensation cost has been recognized for these plans based on SFAS No. 123, as Amended.

        Had compensation cost for the Company’s stock-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, as Amended, the Company’s net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the Years Ended December 31,
	2004	2003	2002
Net income:
As reported	$78,332	$57,090	$45,389
APB No. 25 compensation recorded, net of tax	--	--	1,116
Pro forma stock-based employee compensation, net of tax	(7,975)	(7,999)	(8,242)

	(7,975)	(7,999)	(7,126)

Pro forma net income	$70,357	$49,091	$38,263

Earnings per share:
Basic: as reported	$2.29	$1.67	$1.35
Basic: pro forma	2.06	1.43	1.14
Diluted: as reported	2.19	1.59	1.30
Diluted: pro forma	1.97	1.37	1.09

        See Note 14 for discussion of the Company’s stock-based compensation plans.

(l) Foreign Currency Translation

        Assets and liabilities of the Company’s foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in foreign currencies other than a subsidiary’s functional currency are included in current operations. Included in general and administrative expenses are aggregate foreign exchange currency transaction gains of $0.4 million, $1.0 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(m) Derivative Instruments and Hedging

        The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133.” (“SFAS No. 133, as Amended”). SFAS No. 133 as Amended requires that all derivatives, including forward currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company immediately records in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value.

        The Company enters into foreign currency exchange contracts of its anticipated intercompany inventory purchases for the next twelve months in order to minimize the impact of foreign currency fluctuations on these transactions. The Company’s accounting policies for these contracts are based on the Company’s designation of such instruments as hedging transactions. The Company also utilizes some natural hedges to mitigate its transaction and commitment exposures. The contracts the Company enters into are firm foreign currency commitments, and, therefore, market gains and losses are deferred until the contract matures, which is the period when the related obligation is settled. The Company enters into these exchange contracts with large multinational financial institutions. The Company does not hold or engage in transactions involving derivative instruments for purposes other than risk management. The Company hedges less than the full value of forecasted intercompany sales and thus no significant ineffectiveness has resulted or been recorded through the statement of operations. As of December 31, 2004, the Company recorded $4.3 million in unrealized losses through accumulated other comprehensive loss from foreign exchange contracts with 2005 expiration dates. As of December 31, 2003, the Company recorded $4.4 million in unrealized losses through accumulated other comprehensive loss from foreign exchange contracts with 2004 expiration dates. The foreign currency contracts, which extend through December 31, 2005 and 2004, respectively, consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	2004	2003
Euro	$35,000	$27,674
British Pound	17,360	13,798
Canadian Dollar	11,082	10,352
Australian Dollar	1,800	1,440
Japanese Yen	2,111	1,634

	$67,353	$54,898

        Gains and losses on foreign exchange contracts intended as hedges for intercompany sales of goods are recorded in cost of sales. Included in cost of goods sold are foreign exchange losses of $5.2 million, $6.7 million and $2.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(n)     Disclosure of Fair Value of Financial Instruments and Concentration of Risk

        Financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable, accounts payable and notes payable. Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, investments and accounts receivable. The Company places its investments in highly rated financial institutions and investment grade money market funds, municipal bonds and preferred stock. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom the Company makes substantial sales. To reduce risk, the Company routinely assesses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for potential credit losses, but historically has not experienced any significant credit losses related to an individual customer or group of customers in any particular industry or geographic area. The carrying amounts of the Company’s financial instruments approximate fair market value.

        The Company currently purchases certain products and materials from single sources or a limited number of sources. Some of the products that the Company purchases from these sources are proprietary, and, therefore, may not be available from other sources. If the Company is unable to obtain adequate quantities of these products in the future, it could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on its results of operations.

(o) Reclassifications

        Reclassifications have been made in the consolidated financial statements to conform to the current year’s presentation.

        In connection with the preparation of this report, we concluded that it was appropriate to classify our auction rate municipal bonds as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised the classification to report these securities as short-term investments on our Consolidated Balance Sheet as of December 31, 2003. We have also made corresponding adjustments to our Consolidated Statements of Cash Flows for the periods ended December 31, 2003 and 2002, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Operations for any period.

        As of December 31, 2003, $89.8 million of these short-term investments were classified as cash and cash equivalents on our Consolidated Balance Sheet.

        For the fiscal years ended December 31, 2003 and 2002, net cash used in investing activities related to these current investments of $45.5 million and $14.0 million, respectively, were included in cash and cash equivalents in our Consolidated Statements of Cash Flows.

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

        Accumulated other comprehensive income (loss) consists of the following as of December 31, 2004 and 2003, respectively, (in thousands):

	December 31,
	2004	2003
Unrealized gain (loss) on investments, net of tax	$(69)	$20
Unrealized loss on forward exchange contracts,
net of tax	(2,850)	(3,028)
Cumulative translation adjustment	14,220	7,573

	$11,301	$4,565

(q) New Accounting Standards

        In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46R”). FIN 46R provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and on the determination of when such entities are required to be included in the consolidated financial statements of the business enterprise that holds an interest in the variable interest entity. This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46R requires additional related disclosures. Certain disclosure provisions of FIN 46R apply to all financial statements issued after January 31, 2003, the consolidation provisions apply to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date, and the remaining provisions, with the exception of interest in special purpose entities, apply at the end of the first fiscal year or interim period ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Application for interest in special purpose entities is required for periods after December 15, 2003. The adoption of FIN 46R had no material impact on the consolidated financial statements.

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

        In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS No. 123(R) is effective for all stock-based awards granted on or after July 1, 2005. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company plans to use the modified prospective application method and plans to adopt the standard on July 1, 2005. The Company is studying SFAS No. 123R and believes it will recognize approximately $8.0 million (unaudited) in pre-tax expense for the year ended December 31, 2005 related to this standard.

NOTE 3 BUSINESS ACQUISITIONS

        In February 2004, the Company acquired certain assets and assumed certain liabilities of a veterinary reference laboratory located in Ohio. The Company paid cash of $5.3 million, issued a note for $1.0 million and assumed liabilities of $0.5 million, for a total purchase price of $6.8 million. Goodwill and amortizable intangible assets of $1.9 million and $3.9 million, respectively, were assigned to the Companion Animal Group segment.

        In August 2004, the Company paid cash of $1.5 million to acquire all of the shares of a production animal diagnostics company located in New York. Amortizable intangible assets of $2.2 million were assigned to the Food Diagnostics Group segment.

        In November 2004, the Company acquired all of the shares of the Institut für klinische Prüfung Ludwigsburg GmbH, which conducted business under the name Vet Med Lab. The business of the acquired company and its subsidiaries comprises veterinary reference laboratories in Germany and Switzerland, and additional customer service locations in the Netherlands, the United Kingdom, France, Italy, Austria and Denmark. The Company paid cash, including acquisition costs and net of cash acquired, of $31.3 million; assumed liabilities of $11.5 million; and recognized a purchase price adjustment receivable from sellers of $0.5 million for a total purchase price of $42.3 million. The purchase price adjustment is subject to agreement by the sellers. Goodwill and amortizable intangible assets of $26.3 million and $11.2 million, respectively, were assigned to the Companion Animal Group segment.

        In December 2004, the Company acquired all of the shares of Dr. Bommeli AG, a production animal diagnostics company based in Switzerland. The Company paid cash, including acquisition costs and net of cash acquired, of $15.8 million, and assumed liabilities of $3.1 million for a total purchase price of $18.9 million. Goodwill and amortizable intangible assets of $7.4 million and $8.8 million, respectively, were assigned to the Food Diagnostics Group.

        The results of operations of the acquired businesses have been included with those of the Company since the respective acquisition dates. Pro forma information has not been presented because such information is not material to the financial statements of the Company taken as a whole.

NOTE 4 CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

        Cash equivalents are short-term, highly liquid investments purchased with original maturities of less than three months.

        The Company accounts for investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Investments are recorded at amortized cost and adjusted to fair market value through other comprehensive income. Gains on sales of investments were not significant for the years ended December 31, 2004 and 2003. Short-term investments, which have cost basis of $90.2 million and $123.7 million as of December 31, 2004 and 2003, respectively, are investment securities with maturities of greater than three months, but less than one year, and consist of the following (in thousands):

	December 31,
	2004	2003
Municipal bonds	$49,716	$32,988
Municipal auction rate bonds	40,400	89,775
Preferred stock	--	1,000

	$90,116	$123,763

        At December 31, 2004 and 2003, we held $90.1 million and $123.8 million, respectively, of short-term investments, which included $40.4 million and $89.8 million, respectively, of auction rate municipal bonds classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these short-term investments. All income generated from these short-term investments was recorded as interest income.

        Long-term investments, which have a cost basis of $19.8 million and $35.1 million as of December 31, 2004 and 2003, respectively, are investment securities with maturities of greater than one year and less than five years and consist of municipal bonds.

NOTE 5 OTHER NONCURRENT ASSETS, INTANGIBLE ASSETS AND GOODWILL

        Other noncurrent assets are as follows (in thousands):

Description	December 31,
	2004	2003
Deferred tax asset	$239	$4,117
Rental instruments sold under recourse, net	4,127	3,505
Other assets	1,468	1,592

	$5,834	$9,214

        Rental instruments sold under recourse are amortized over their useful life of three years.

        Intangible assets other than goodwill consist of the following (in thousands):

	December 31, 2004		December 31, 2003
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Existing technologies	$10,309	$1,987	$1,945	$1,945
Licenses	3,800	1,409	3,800	998
Customer relationships	14,249	362	--	--
Customer lists	638	377	588	220
Noncompete agreements	2,686	591	1,500	270
Patents	6,211	1,744	3,725	1,359
Other	136	2	304	298

	$38,029	$6,472	$11,862	$5,090

        Amortization expense of intangible assets excluding goodwill was $1.6 million, $0.5 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. During the year ended December 31, 2004, the Company acquired $15.2 million of amortizable intangible assets related to two acquisitions in the CAG segment, with a weighted average amortization period of 10.6 years, and $11.0 million of amortizable intangible assets related to two acquisitions in the FDG segment, with a weighted average amortization period of 14.7 years.

        Amortization expense of intangible assets is expected to be as follows (in thousands):

Amortization Expense
2005	$4,143
2006	4,305
2007	3,759
2008	3,386
2009	2,992

        Goodwill consists of the following (in thousands):

	December 31,
	2004	2003
Companion Animal Group Segment:
Veterinary reference laboratories	$54,067	$25,544
Pharmaceuticals	13,745	13,745
Other goodwill	593	589
Water Segment:
Water test products	16,885	14,912
Food Diagnostics Group Segment:
Production animal diagnostics	7,647	204

	$92,937	$54,994

        During the year ended December 31, 2004, the Company acquired $28.3 million of goodwill (of which $26.3 million is not tax-deductible) related to two acquisitions in the CAG segment, and $7.4 million of goodwill (all of which is not tax-deductible) related to an acquisition in the FDG segment. The remaining change in goodwill noted above is a result of changes in foreign currency exchange rates. The Company did not acquire any goodwill nor did it record any goodwill impairment charges in 2003.

NOTE 6 IMPAIRMENT OF LONG-LIVED ASSETS

        During the second quarter of 2002, the Company ceased its distributorship of certain third-party products in Taiwan. As a result of this event, the Company recorded an impairment charge of $0.25 million related to goodwill of its Taiwan subsidiary, which was acquired in 1997.

        During the third quarter of 2002, the Company discontinued certain products acquired in the acquisition of Genera, a reporting unit in the Water segment. The Company allocated a portion of the purchase price to an intangible asset related to this product at the acquisition date. The remaining unamortized balance of the intangible asset at the time of impairment of $0.5 million was charged to general and administrative expense within the Water segment.

        During the fourth quarter of 2003, the Company entered into a new agreement with Ortho. Under the new agreement, the Company is developing and will introduce a next-generation chemistry analyzer for the veterinary market based on Ortho’s dry-slide technology, and Ortho will supply the Company with the slide consumables used in both the new instrument and the VetTest® chemistry analyzer currently sold by the Company. As a result of this agreement, the Company decided to discontinue efforts to develop an alternative chemistry system and incurred a non-cash charge of $7.4 million to write down equipment purchased to manufacture the consumable used in the alternative chemistry system.

NOTE 7 NOTES PAYABLE

        In connection with the acquisition of a water-testing products business in August 2000, the Company issued $8.5 million in notes payable to a former shareholder of Genera, of which $7.0 million was secured by cash in escrow. The remaining $1.5 million was unsecured and noninterest bearing, and was discounted at 6% to a fair value of $1.3 million. In April 2002, the Company repaid $7.5 million, of which $7.0 million was paid from the cash held in escrow. The remaining unsecured portion of $1.0 million was due in three annual installments, beginning in August 2002. The noteholder elected to defer the August 2002 payment of $0.5 million until April 2003. The noteholder elected to defer the August 2003 payment of $0.25 million until February 2004. The noteholder elected to defer the August 2004 payment of $0.25 million until February 2005. The interest rate on the deferred notes was 3%.

        In connection with the February 2004 acquisition of a veterinary reference laboratory, described in Note 3, the Company issued a note payable to the sellers for $1.0 million. The note bears interest at the prime rate. The balance outstanding at December 31, 2004 was $0.9 million. Payments of $0.4 million and $0.5 million, plus accrued interest, are due in February 2005 and February 2006, respectively.

        In connection with the November 2004 acquisition of the Institut für klinische Prüfung Ludwigsburg GmbH, described in Note 3, the Company assumed a note payable to a bank of $0.6 million. The interest rate on the note was 2.9%. The balance outstanding at December 31, 2004 was $0.6 million. The Company paid the note in full during the first quarter of 2005.

NOTE 8 INCOME TAXES

        Earnings before income taxes for each year were as follows (in thousands):

	2004	2003	2002
Domestic	$78,605	$58,582	$49,176
International	32,892	24,786	19,594

	$111,497	$83,368	$68,770

        The provisions for income taxes for the years ended December 31, 2004, 2003 and 2002 are comprised of the following (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Current
Federal	$19,438	$18,122	$12,733
State	2,628	3,811	2,594
International	6,500	5,537	4,239

	28,566	27,470	19,566

Deferred
Federal	5,328	(978)	2,976
State	556	(170)	774
International	(1,285)	(44)	65

	4,599	(1,192)	3,815

	$33,165	$26,278	$23,381

        The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	December 31,
	2004	2003	2002
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.9	2.8	3.2
International income taxes	(4.2)	(4.4)	(3.0)
Nontaxable interest income	(0.6)	(0.8)	(0.8)
Other, net	(2.4)	(1.1)	(0.4)

Effective tax rate	29.7%	31.5%	34.0%

        The reduction in the effective tax rate from 2002 to 2003 was primarily due to domestic and international tax-planning initiatives, the charge to write down fixed assets occurring in a high-tax rate jurisdiction and revisions to prior year international estimates. The reduction in the effective tax rate from 2003 to 2004 primarily resulted from the resolution of an IRS income tax audit through the year 2001. As a result of completing this audit, the company reduced previously accrued taxes. Other rate reduction resulted from the release in 2004 of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates partially offset by revisions in 2003 to international tax estimates and a charge to write down fixed assets occurring in a high-tax jurisdiction.

        The components of the net deferred tax asset (liability) included in the accompanying consolidated balance sheets are as follows (in thousands):

	2004		2003
	Current	Long-Term	Current	Long-Term
Assets:
Accrued expenses	$8,655	$--	$7,108	$218
Accounts receivable reserves	284	--	752	--
Deferred revenue	1,900	2,549	2,260	1,692
Inventory basis differences	1,419	--	2,693	--
Intangible asset basis differences	--	332	--	2,081
Property-based differences	--	295	--	1,347
Net operating loss carryforwards	43	4,605	52	4,913
Unrealized losses on foreign exchange contracts	1,463	--	1,383	--

Total assets	13,764	7,781	14,248	10,251

Valuation allowance	(304)	(4,639)	(473)	(5,154)

Total assets, net of valuation allowance	13,460	3,142	13,775	5,097

Liabilities:
Rental instruments sold under recourse	--	(1,133)	--	(990)
Property-based differences	--	(2,804)	--	(164)
Intangible basis differences	--	(7,566)	--	--
Other	--	(84)	--	(62)

Total liabilities	--	(11,587)	--	(1,216)

Net deferred tax assets (liabilities)	$13,460	$(8,445)	$13,775	$3,881

        At December 31, 2004, the Company had United States federal domestic net operating loss carryforwards of approximately $0.2 million available to offset future taxable income. Net operating loss carryforwards expire at various dates through 2014. The Tax Reform Act of 1986 contains provisions that limit annual availability of the net operating loss carryforwards due to a more than 50% change in ownership that occurred upon the acquisition of some companies.

        At December 31, 2004, the Company had net operating loss carryforwards in foreign and state jurisdictions of approximately $60.6 million available to offset future taxable income. These net operating loss carryforwards expire at various dates beginning in 2005. The Company has recorded a valuation allowance for these assets because realizability is uncertain.

        The increase in the Company’s valuation allowances from 2002 to 2003 was primarily related to the generation of state net operating losses that the Company believes are not likely to be realized. The generation of state net operating losses increased the Company’s valuation allowance by $0.5 million. The reduction in valuation allowances from 2003 to 2004 was primarily related to releasing a valuation allowance that previously offset the international deferred tax assets of an international subsidiary. This valuation allowance of $0.7 million was released as a result of the Company’s determination that it is more likely than not that the deferred tax assets will be realized.

        The Company considers the operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States. No provision has been made for United States federal and state, or international taxes that may result from future remittances of undistributed earnings of non-United States subsidiaries, the cumulative amount of which is $85.5 million as of December 31, 2004. Should the Company repatriate non-United States earnings, it would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made.

        The recently enacted American Jobs Creation Act of 2004 allows for a reduced rate of United States tax on qualifying repatriations of earnings held outside the United States. The Company is currently studying the impact of this provision and has not made a final determination as to the amounts, if any, that will be repatriated. As such, the income tax effect of any repatriation cannot be estimated.

NOTE 9 EARNINGS PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock and deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is anti-dilutive.

        The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	2004	2003	2002
Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	34,203	34,270	33,622
Weighted average deferred stock units outstanding	11	1	--

	34,214	34,271	33,622

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	34,214	34,271	33,622
Dilutive effect of options issued to employees and directors	1,586	1,613	1,421
Dilutive effect of warrants	--	47	--

	35,800	35,931	35,043

        Deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of the Company’s common stock are issuable for no cash consideration, the number of shares of the Company’s common stock to be issued is fixed and issuance is not contingent. See Note 14.

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

	For the Years Ended December 31,
	2004	2003	2002
Weighted average number of shares underlying anti-dilutive rights:
Options	24	37	155
Warrants	--	--	787
Weighted average exercise price per underlying share of anti-dilutive rights:
Options	$60.70	$42.60	$29.95
Warrants	$--	$--	$31.59
Weighted average market value per share	$53.83	$39.35	$29.31

NOTE 10 COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

        The Company leases its facilities under operating leases that expire through 2018. In addition, the Company is responsible for the real estate taxes and operating expenses related to these facilities. The Company also has lease commitments for automobiles and office equipment.

        Minimum annual rental payments under these agreements are as follows (in thousands):

Years Ending December 31,	Amount
2005	$7,112
2006	5,537
2007	4,743
2008	4,306
2009	2,838
Thereafter	16,682

$41,218

        Rent expense charged to operations under operating leases was approximately $6.6 million, $6.0 million and $5.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Under the terms of certain supply agreements with suppliers of the Company’s veterinary instruments, slides for its VetTest® instruments, electrolyte components and consumables, and certain raw materials, the Company has aggregate commitments to purchase approximately $152.9 million of products through 2010. In addition, the Company has various minimum royalty payments due through 2017 of $8.5 million.

        The Company also has certain commitments associated with a joint venture. See Note 16.

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

        In October 2004, the Company resolved a contingent liability for a third-party claim related to alleged patent infringement. As a result, the Company recognized reductions of previously accrued expenses during 2004 of $1.8 million in cost of product revenue.

        In connection with the Blue Ridge acquisition in 1998, the Company agreed to issue up to 1,241,000 shares of its common stock based on the achievement by the Company’s pharmaceutical business of net sales and operating profit targets through 2004. The performance period expired on December 31, 2004, and no shares were issued or issuable in connection with this agreement.

        Under the Company’s workers’ compensation insurance policy for U.S. employees for the year ended December 31, 2004, the Company retained the first $0.25 million in claim liability per incident and $3.0 million in aggregate claim liability. For the year ended December 31, 2003, the Company retained the first $0.25 million in claim liability per incident and $1.4 million in aggregate claim liability. The Company entered into a similar workers’ compensation insurance policy effective January 1, 2005. The Company estimates claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, the Company has recognized cumulative expenses of $0.6 million and $0.9 million for claims incurred during the years ended December 31, 2004 and 2003, respectively. In connection with these policies, the Company has outstanding letters of credit totaling $1.1 million to the insurance companies as security for these claims as of December 31, 2004 and has agreed to issue a $0.5 million letter of credit for 2005.

        Under the Company’s employee health care insurance policy, the Company retains claims liability risk up to $0.1 million per incident and an aggregate claim limit based on monthly participation levels in the employee health care plan. The Company estimates its provision for the uninsured portion of employee health care obligations based on costs of claims incurred and an estimate for claims incurred but not reported. Should actual employee health care claims liability exceed estimates, the Company is liable for up to an additional $0.8 million for potential uninsured obligations as of December 31, 2004. The Company has insurance coverage of $1.0 million for claims above the aggregate limit. Should employee health insurance claims exceed this coverage, the Company would have further obligations for the amount in excess of such coverage.

        The Company has entered into employment agreements with two of its officers whereby payments may be required if the Company terminates their employment without cause. The amounts payable are based upon the executives’ salaries at the time of termination and the cost to the Company of continuing to provide certain benefits. Had both of such officers been terminated as of December 31, 2004, the Company would have had aggregate obligations of approximately $1.8 million under such agreements. The Company has entered into employment agreements with each of its officers that require the Company to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control of the Company. The amounts payable by the Company under these agreements is based on the officer’s salary and bonus history at the time of termination and the cost to the Company of continuing to provide certain benefits. Had all of the Company’s officers been terminated following a change in control as of December 31, 2004, the Company would have had aggregate obligations of approximately $9.7 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options held by two of the officers immediately upon a change in control, and of all stock options held by the Company’s other executive officers upon any qualifying termination following a change in control.

        The Company currently purchases certain products and materials from single sources or a limited number of sources. Some of the products that the Company purchases from these sources are proprietary, and, therefore, may not be available from other sources. These products include the Company’s VetTest® chemistry, QBC® VetAutoread™ hematology, VetLyte® electrolyte, and VetStat™ blood gas analyzers and related consumables, digital radiography systems, active ingredients for pharmaceutical products, including Navigator®, and certain components of the Company’s SNAP® rapid assay devices, water-testing products, and LaserCyte® systems. If the Company is unable to obtain adequate quantities of these products in the future, it could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on its results of operations.

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

Guarantees

        The following is a summary of the Company’s agreements and obligations that it has determined to be within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34” (“FIN 45”).

        The Company’s Amended and Restated Certificate of Incorporation provides that the Company will indemnify its officers and directors to the maximum extent permitted by Delaware law. The maximum payment that the Company may be required to make under such provisions is theoretically unlimited and is impossible to determine. The Company maintains directors’ and officers’ liability insurance, which may provide reimbursement to the Company for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. The Company’s indemnification obligations were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. Accordingly, the Company has recorded no liability for such obligations as of December 31, 2004 and 2003.

        The Company enters into agreements with third parties in the ordinary course of business under which the Company is obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, the Company limits the maximum amount of its indemnification obligations, but in some cases, those obligations may be theoretically unlimited. The Company has not incurred material expenses in discharging any of these indemnification obligations, and based on its analysis of the nature of the risks involved, the Company believes that the fair value of these agreements is minimal. Accordingly, the Company has recorded no liabilities for these obligations as of December 31, 2004 and 2003.

        When acquiring a business, the Company sometimes assumes liability for certain events or occurrences that took place prior to the date of acquisition. However, the Company does not believe that there are any preacquisition liabilities or guarantees that have not been recorded. Accordingly, the Company has no liabilities recorded for these liabilities as of December 31, 2004.

NOTE 11 STOCKHOLDERS’ EQUITY

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

(b) Series A Junior Participating Preferred Stock

        On December 17, 1996, the Company designated 100,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock (“Series A Stock”) in connection with its Shareholder Rights Plan. See Note 12. In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share and to an aggregate dividend of 1,000 times the dividend declared per share of Common Stock, (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share (plus accrued and unpaid dividends) and to an aggregate payment of 1,000 times the payment made per share of Common Stock, (iii) have 1,000 votes, voting together with the Common Stock, (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1,000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary antidilution provisions. There are no shares of Series A Stock outstanding.

NOTE 12 PREFERRED STOCK PURCHASE RIGHTS

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

NOTE 13 TREASURY STOCK

        The Company’s Board of Directors has approved the repurchase of up to 14,000,000 shares of the Company’s common stock in the open market or in negotiated transactions. During the years ended December 31, 2004, 2003 and 2002, the Company repurchased approximately 2,413,000, 927,000 and 1,000,000 shares, respectively, of common stock for $128.8 million, $36.2 million and $29.8 million, respectively. From the inception of the stock repurchase program in August 1999 to December 31, 2004, the Company had repurchased 11,955,000 shares for $342.3 million. Additionally, during 2004, 2003 and 2002, the Company received approximately 1,000, 133,000 and 36,000 shares of stock, respectively, which were owned by the holder for greater than six months, in payment for the exercise price of stock options. The shares of stock had a fair market value of $0.1 million, $4.9 million and $1.1 million, respectively.

NOTE 14 STOCK-BASED COMPENSATION PLANS

        The Company’s stock-based compensation plans are described below. Each of these plans, and any amendments thereto increasing the number of shares issuable thereunder, was approved by the Company’s stockholders.

1991 Stock Option Plan

        During 1991, the Board of Directors approved the 1991 Stock Option Plan (“1991 Stock Plan”), which, as amended, provided for grants of up to 6,475,000 incentive and nonqualified stock options at the discretion of the Compensation Committee of the Board of Directors. Incentive stock options were granted at the fair market value on the date of grant and expired ten years from the date of grant. Incentive stock options for greater than 10% shareholders were granted at 110% of the fair market value and expired five years from the date of grant. Nonstatutory options could be granted at no less than 100% of the fair market value on the date of grant. The vesting schedule of all options was determined by the Compensation Committee of the Board of Directors at the time of grant. In May 2003, the 1991 Stock Plan was terminated and replaced with the 2003 Stock Incentive Plan, and shares remaining under the 1991 Stock Plan were transferred to the 2003 Stock Incentive Plan.

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

1998 Stock Incentive Plan

        During 1998, the Board of Directors approved the 1998 Stock Incentive Plan (the “1998 Stock Plan”), which provided for grants of incentive and nonqualified stock options at the discretion of the Compensation Committee of the Board of Directors. A total of 4,100,000 shares of common stock could be issued under the 1998 Stock Plan as amended. Options granted under the 1998 Stock Plan could not be granted at an exercise price less than the fair market value of the common stock on the date granted (or less than 110% of the fair market value in the case of incentive stock options granted to holders of more than 10% of the Company’s common stock). Options could not be granted for a term of more than ten years. The vesting schedule of all options granted under the 1998 Stock Plan was determined by the Compensation Committee of the Board of Directors at the time of grant. In May 2003, the 1998 Stock Plan was terminated and replaced with the 2003 Stock Incentive Plan, and shares remaining under the 1998 Stock Plan were transferred to the 2003 Stock Incentive Plan.

1999 Director Stock Plan

        During 1999, the Board of Directors approved the 1999 Director Stock Plan (the “1999 Director Plan”) pursuant to which Directors who were not officers or employees of the Company received shares of the Company’s common stock. A total of 80,000 shares of common stock were issuable under the 1999 Director Plan. In May 2000, the 1999 Director Plan was terminated and replaced with the 2000 Director Option Plan. As of December 31, 2000, 13,364 shares had been issued under the 1999 Director Plan, and the fair value of these shares of $0.4 million was charged to expense in 1999 and 2000.

2000 Director Option Plan

        During 2000, the Board of Directors approved the 2000 Director Option Plan (the “2000 Director Plan”) pursuant to which Directors who were not officers or employees of the Company received nonstatutory options to purchase shares of the Company’s common stock. Under the 2000 Director Plan, each nonemployee Director was granted an option to purchase 6,500 shares of common stock at each annual meeting of the Company’s shareholders. Options granted under the 2000 Director Plan had an exercise price equal to the fair market value of the Company’s common stock on the date of grant, vested fully on the first anniversary of the date of grant and expired ten years from the date of grant. A total of 200,000 shares of common stock were issuable under the plan. In May 2003, the 2000 Director Plan was terminated and replaced with the 2003 Stock Incentive Plan, and shares remaining under the 2000 Director Plan were transferred to the 2003 Stock Incentive Plan.

2003 Stock Incentive Plan

        During 2003, the Board of Directors approved the 2003 Stock Incentive Plan, as amended (the “2003 Stock Plan”) pursuant to which employees and Directors of the Company may receive various types of stock-based incentives, including stock options, restricted stock, stock appreciation rights and deferred stock units. A total of 1,850,000 shares of common stock are authorized for issuance under the 2003 Stock Plan, as amended, provided that no more than 1,500,000 shares will be available for the grant of incentive stock options, and no more than 600,000 shares will be available for awards other than stock options and stock appreciation rights. In addition, if any options granted under the 1991 Stock Plan, the 1998 Stock Plan or the 2000 Director Plan terminate, expire or are forfeited without having been exercised in full, the shares subject to such unexercised options are available for issuance under the 2003 Stock Plan. Options granted under the 2003 Stock Plan may not be granted at an exercise price less than the fair market value of the common stock on the date granted (or less than 110% of the fair market value in the case of incentive stock options granted to holders of more than 10% of the Company’s Common Stock). Options may not be granted for a term of more than ten years. The vesting schedule of all options granted under the 2003 Stock Plan is determined by the Compensation Committee of the Board of Directors at the time of grant.

Deferred Compensation Plans

        During 2003, the Company adopted new compensation policies for Directors who are not officers or employees. Under these new policies, nonemployee Directors are required to defer a portion of their cash fees in the form of Deferred Stock Units, each of which represents the right to receive one unissued share of the Company’s common stock pursuant to the Company’s Director Deferred Compensation Plan. Directors may elect to defer additional fees in the form of Deferred Stock Units. Directors receive a number of Deferred Stock Units equal to the amount of cash fees deferred divided by the closing sale price of the common stock on the date of deferral. Deferred Stock Units will be exchanged for an equivalent number of shares of common stock by the Company one year following a Director’s resignation or retirement. The value of these Deferred Stock Units is expensed as compensation when earned, but in all cases prior to the issuance of the Deferred Stock Units. The Company also has adopted an Executive Deferred Compensation Plan (the “Executive Plan”) under which certain members of the Company’s management may elect to defer a portion of their cash compensation, beginning with 2003 incentive compensation paid in 2004, in Deferred Stock Units. These Deferred Stock Units will be exchanged for a fixed number of shares of common stock on dates determined by the employee, subject to the limitations of the Executive Plan and applicable law. The Deferred Stock Units are presented in the stockholders’ equity section of the balance sheet as deferred equity-based compensation. During the years ended December 31, 2004 and 2003, approximately 10,400 and 3,300 Deferred Stock Units, respectively, valued at $0.5 million and $0.1 million, respectively, were issued.

Employee Stock Purchase Plans

        During 1997, the Board of Directors approved the 1997 Employee Stock Purchase Plan, under which the Company has reserved and may issue up to an aggregate of 620,000 shares of Common Stock in semiannual offerings. Also during 1997, the Board of Directors approved the 1997 International Employee Stock Purchase Plan, under which the Company had reserved and could issue up to an aggregate of 30,000 shares of Common Stock in semiannual offerings. The 1997 International Employee Stock Purchase Plan was terminated in February 2005, and there were no shares remaining thereunder at the time of termination. Stock is sold under each of these plans at 85% of fair market value, as defined in the plans. Shares subscribed to and issued under the plans were 44,000, 50,000 and 55,000 in 2004, 2003 and 2002, respectively.

Summary of Transactions Under Stock Incentive Plans

        A summary of the status of options granted under the Company’s stock incentive plans as of December 31, 2002, 2003 and 2004, and changes during the years then ended, are presented in the table below (in thousands, except weighted average exercise price):

	Total		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2001	5,285	$18.98	2,617	$16.45
Granted	1,326	26.28
Exercised	(905)	13.06
Terminated	(245)	24.79

Outstanding December 31, 2002	5,461	21.47	2,659	$18.92
Granted	948	35.37
Exercised	(1,885)	18.37
Terminated	(251)	25.73

Outstanding December 31, 2003	4,273	25.67	1,607	$21.71
Granted	595	51.47
Exercised	(783)	2,245
Terminated	(185)	29.33

Outstanding December 31, 2004	3,900	30.07	1,638	$23.71

        As of December 31, 2004, a total of 1,485,000 shares of Common Stock were available for future grants under the Company’s stock incentive plans.

Summary of Stock Options Outstanding

        The following summarizes information about all stock options issued and outstanding as of December 31, 2004 (in thousands, except exercise price and per share amounts):

		Options Outstanding			Options Exercisable
Exercise Price Range		Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options	Weighted Average Exercise Price
$13.69-	$22.69	1,001	$19.69	4.46	725	$19.04
22.81-	26.63	1,299	25.50	6.48	606	25.12
26.75-	42.60	1,020	33.91	7.73	307	31.94
45.76-	60.99	580	51.47	9.09	-	46.44

        Upon any change in control of the Company, 25% of the unvested stock options then outstanding under the 1991 Stock Option Plan, 1991 Director Plan, 1998 Stock and 2000 Director Plan will vest and become exercisable.

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

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2004	2003	2002
Dividend yield	None	None	None
Expected volatility	40%	55%	55%
Risk-free interest rate	3.1%	3.2%	3.3%
Expected life from vesting date to exercise date, in years	2.8	3.1	3.0

        Options granted to Directors vest fully on the first anniversary of the date of grant. Options granted to employees during the years ended December 31, 2004 and 2003 vest over five years at a rate of 20% per year on each anniversary of the date of grant.

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of the purchase rights issued under the employee stock purchase plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2004	2003	2002
Dividend yield	None	None	None
Expected volatility	33%	40%	40%
Risk-free interest rate	2.0%	1.0%	1.2%
Expected life in years	0.5	0.5	0.5

        The weighted average fair value of options and purchase rights granted were as follows:

	For the Years Ended December 31,
	2004	2003	2002
Weighted average fair value per underlying share:
Options granted	$21.59	$19.07	$14.28
Purchase rights granted under employee stock purchase plans	$12.38	$8.96	$6.95

        The Company calculates pro forma expense under SFAS No. 123, as Amended, using the multiple option method.

NOTE 15 IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

        The Company has established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by the Company. The Company matched $2.0 million for the year 2004, $1.7 million for the year 2003, and $1.6 million for the year 2002. In addition, the Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 2004, 2003 and 2002.

NOTE 16 JOINT VENTURE

        On June 18, 2003, the Company and Beijing Fortunate Century Animal Health Co., Ltd. (“BFCAH”), formed a joint venture, Beijing IDEXX-Yuanheng Laboratories Co. Limited (the “Venture”), to assemble and market veterinary diagnostic products for production animals in China. The Venture is headquartered in Beijing, China. The Company’s initial equity interest in the Venture is 40%, however, the Company is committed to acquire an additional 20% of the Venture from BFCAH within two years of the formation of the joint venture, subject to Chinese government approval. The Company bears an economic risk that is greater than its equity interest and also has the ability to make decisions that significantly affect the results of the activities of the Venture through majority board representation. Therefore, the Venture is consolidated into the Company’s financial statements in accordance with FIN 46R. The Company contributed $1.5 million during the year ended December 31, 2003, and is obligated to make future capital contributions of $0.6 million before August 11, 2005. In addition, the Company is obligated to pay $0.6 million for the additional 20% interest discussed above, and to make an additional $1.5 million capital contribution to the Venture within three months after the approval by the Chinese government of the additional 20% interest.

        The Company is also obligated to make available to the Venture selected technology, know-how and licenses and to assist with certain logistical, management training and operating matters. In connection with the joint venture agreement, the Company has not entered into indemnification agreements or assumed liabilities predating the establishment of the Venture.

NOTE 17 CEO SUCCESSION

        In January 2002, the Company’s Chairman and Chief Executive Officer was succeeded by its current Chairman and Chief Executive Officer. Under an employment agreement, the Company was required to make certain payments to its former Chief Executive Officer and provide certain benefits to him following this succession. During the year ended December 31, 2002, the Company incurred a pre-tax charge of $3.4 million, $1.8 million of which was non-cash, related to this agreement. During the year ended December 31, 2003, the Company incurred a pre-tax charge of $0.1 million due to changes in estimates related to this agreement. As of December 31, 2003 and 2002, $0.1 million and $0.9 million, respectively, was due under this agreement and recorded in accrued liabilities. The amount outstanding as of December 31, 2003 was paid in full in 2004.

NOTE 18 SEGMENT REPORTING

        The Company discloses information regarding its segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also requires related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-maker is the Chief Executive Officer.

        The Company is organized into business units by market and customer group. The Company’s reportable operating segments include the Companion Animal Group (“CAG”), the Water testing business (“Water”) and the Food Diagnostics Group (“FDG”) and other. CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. CAG also manufactures certain biology-based test kits for veterinarians and develops products for therapeutic applications in companion animals. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in food animals and food. Other encompasses activities that are not included in the Company’s reportable segments and is primarily comprised of corporate research and development, CEO succession charge and interest income. Assets categorized as other include cash, short-term investments, long-term investments, deferred tax assets and other miscellaneous current and long-term assets. The Company has conformed the financial information about segments for the year ended December 31, 2002 to its presentation of reportable segments for the years ended December 31, 2004 and 2003. Previously, the Company reported two operating segments.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments and income taxes are provided (benefited) on each segment using the overall effective rate. Below is the Company’s segment information (in thousands):

	For the Years Ended December 31,
	CAG	Water	FDG	Other	Consolidated Total
2004
Revenues	$448,687	$53,098	$47,396	$--	$549,181

Income (loss) from operations	$77,123	$24,259	$9,831	$(3,178)	$108,035
Interest income	--	--	--	3,068	3,068

Income (loss) before provisions for
(benefit of) income taxes and
partner's interest	77,123	24,259	9,831	(110)	111,103
Provision for (benefit of) income taxes	22,940	7,216	3,041	(32)	33,165
Partner's interest in loss of subsidiary	--	--	394	--	394

Net income (loss)	$54,183	$17,043	$7,184	$(78)	$78,332

Depreciation and amortization	$16,639	$507	$1,126	$--	$18,272
Segment assets	263,858	30,832	39,820	179,727	514,237
Expenditures for property	27,541	694	3,630	--	31,865

2003
Revenues	$384,419	$46,936	$44,637	$--	$475,992

Income (loss) from operations	$55,216	$20,934	$7,606	$(3,369)	$80,387
Interest income	--	--	--	2,867	2,867

Income (loss) before provisions for
(benefit of) income taxes	55,216	20,934	7,606	(502)	83,254
Provision for (benefit of) income taxes	17,405	6,598	2,433	(158)	26,278
Partner's interest in loss of subsidiary	--	--	114	--	114

Net income (loss)	$37,811	$14,336	$5,287	$(344)	$57,090

Depreciation and amortization	$18,079	$317	$501	$--	$18,897
Segment assets	198,267	27,330	16,119	280,159	521,875
Expenditures for property	16,115	109	672	--	16,896

2002
Revenues	$326,897	$41,969	$43,804	$--	$412,670

Income (loss) from operations	$46,052	$18,377	$7,663	$(6,277)	$65,815
Interest income	--	--	--	2,955	2,955

Income (loss) before provisions for
(benefit of) income taxes	46,052	18,377	7,663	(3,322)	68,770
Provision for (benefit of) income taxes	15,658	6,248	2,606	(1,131)	23,381

Net income (loss)	$30,394	$12,129	$5,057	$(2,191)	$45,389

Depreciation and amortization	$18,827	$886	$411	$--	$20,124
Segment assets	195,280	22,425	15,098	184,623	417,426
Expenditures for property	14,696	82	309	--	15,087

        Revenues by product and service categories were as follows (in thousands):

	December 31,
	2004	2003	2002
CAG revenue:
Instruments and consumables	$197,939	$177,374	$143,610
Rapid assay products	93,506	82,978	70,466
Laboratory and consulting services	118,596	94,650	86,468
Information products and services and digital
radiography	28,163	22,463	21,200
Pharmaceutical products	10,483	6,954	5,153

Net CAG revenue	448,687	384,419	326,897

Net Water revenue	53,098	46,936	41,969

FDG revenue
Production animal products and services	31,690	28,580	27,466
Dairy-testing products	15,706	16,057	16,338

Net FDG revenue	47,396	44,637	43,804

Net revenue	$549,181	$475,992	$412,670

        Revenue by principal geographic area was as follows (in thousands):

	For the Years Ended December 31,
	2004	2003	2002
Americas
United States	$373,615	$331,852	$293,591
Canada	16,486	14,688	12,074
Other Americas	4,766	4,803	4,262

	394,867	351,343	309,927

Europe
United Kingdom	43,365	36,521	31,141
Germany	20,595	16,295	11,706
France	15,148	11,653	8,927
Other Europe	35,045	25,936	20,814

	114,153	90,405	72,588

Asia Pacific Region
Japan	16,533	15,077	13,283
Australia	16,308	13,566	9,935
Other Asia Pacific	7,320	5,601	6,937

	40,161	34,244	30,155

Total	$549,181	$475,992	$412,670

        Net long-lived assets by principal geographic areas was as follows (in thousands):

	December 31,
	2004	2003	2002
Americas
United States	$94,573	$77,176	$80,465
Other Americas	170	22	135

	94,743	77,198	80,600

Europe
United Kingdom	25,336	19,266	17,618
Germany	35,817	54	10
Switzerland	20,351	--	--
France	58	84	36
Netherlands	2,505	1,753	881
Other Europe	659	547	481

	84,726	21,704	19,026

Asia Pacific Region
Japan	518	594	680
Australia	6,454	6,517	5,231
Other Asia Pacific	683	977	75

	7,655	8,088	5,986

Total	$187,124	$106,990	$105,612

NOTE 19 SUMMARY OF QUARTERLY DATA (UNAUDITED)

        A summary of quarterly data follows (in thousands, except per share data):

	For the Quarters Ended
	March 31,	June 30,	September 30	December 31
2004
Revenue	$133,417	$137,379	$134,111	$144,274
Gross profit	67,046	72,002	71,058	68,911
Operating income	25,301	31,055	28,404	23,275
Net income	17,791	23,910	19,696	16,935
Earnings per share:
Basic	$0.51	$0.69	$0.58	$0.51
Diluted	$0.49	$0.66	$0.56	$0.49

2003
Revenue	$109,247	$121,846	$120,061	$124,838
Gross profit	51,462	59,671	59,090	60,081
Operating income	17,447	24,334	23,286	15,320
Net income	12,062	16,690	15,973	12,365
Earnings per share:
Basic	$0.36	$0.49	$0.46	$0.36
Diluted	$0.34	$0.47	$0.44	$0.34

SCHEDULE II

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Write-Offs/ Cash Payments	Balance at End of Year
Allowance for doubtful accounts receivable:
December 31, 2002	$3,993	$(906)	$672	$2,415
December 31, 2003	2,415	114	579	1,950
December 31, 2004	1,950	(294)	162	1,494

Accrued severance and lease cancellation
reserve (including CEO Succession Charge):
December 31, 2002	$302	$1,891	$1,151	$1,042
December 31, 2003	1,042	255	1,040	257
December 31, 2004	257	283	293	247