Form 10-Q
period 2005-03-31
IDEXX LABORATORIES INC /DE
filed 2005-05-05
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

        As of April 29, 2005, 32,594,464 shares of the registrant’s Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements

		Consolidated Balance Sheets as of March 31, 2005 and
		December 31, 2004	3

		Consolidated Statements of Operations for the three months
		ended March 31, 2005 and 2004	4

		Consolidated Statements of Cash Flows for the three months
		ended March 31, 2005 and 2004	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	24

PART II		OTHER INFORMATION

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	25

	Item 6.	Exhibits	25

SIGNATURES			26

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$44,579	$47,156
Short-term investments	65,622	90,116
Accounts receivable, less reserves of $1,355 and $1,494 in 2005 and 2004,
respectively	75,617	65,639
Inventories	78,481	76,424
Deferred income taxes	12,473	13,460
Other current assets	9,572	8,797

Total current assets	286,344	301,592

Long-term Investments	12,037	19,687

Property and Equipment, at cost:
Land	2,197	2,216
Buildings	5,260	5,273
Leasehold improvements	34,537	33,240
Machinery and equipment	56,182	52,564
Office furniture and equipment	37,400	37,000
Construction in progress	5,138	7,558

	140,714	137,851
Less accumulated depreciation and amortization	77,970	75,221

	62,744	62,630

Other Long-term Assets:
Goodwill	91,092	92,937
Other intangible assets, net of accumulated amortization of $7,375 and
$6,472 for 2005 and 2004, respectively	29,718	31,557
Other noncurrent assets, net	5,983	5,834

	126,793	130,328

TOTAL ASSETS	$487,918	$514,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$12,957	$14,723
Accrued expenses	17,052	20,551
Accrued employee compensation and related expenses	18,826	26,163
Accrued taxes	14,000	15,461
Accrued marketing and customer programs	10,515	8,825
Warranty and extended maintenance agreement reserves	2,558	2,785
Notes payable	526	1,291
Deferred revenue	8,617	10,153

Total current liabilities	85,051	99,952

Long-term Liabilities:
Deferred tax liabilities	7,777	8,450
Notes payable	--	519
Warranty and extended maintenance agreement reserves	856	1,011
Deferred revenue	6,447	6,253

Total long-term liabilities	15,080	16,233

Commitments and Contingencies (Note 9):
Partner's Interest in Consolidated Subsidiary	342	392

Stockholders' Equity:
Common stock, $0.10 par value; Authorized: 60,000 shares; Issued: 45,332 and
45,217 shares in 2005 and 2004, respectively	4,533	4,522
Additional paid-in capital	414,397	410,817
Deferred equity-based compensation; Issued: 23 and 14 units in 2005 and
2004, respectively	1,174	665
Retained earnings	336,372	318,682
Accumulated other comprehensive income	8,836	11,301
Treasury stock (12,656 and 12,125 shares in 2005 and 2004, respectively),
at cost	(377,867)	(348,327)

Total stockholders' equity	387,445	397,660

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$487,918	$514,237

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Revenue:
Product revenue	$111,159	$101,712
Service revenue	41,267	31,705

	152,426	133,417
Cost of Revenue:
Cost of product revenue	48,047	44,752
Cost of service revenue	28,299	21,619

	76,346	66,371

Gross profit	76,080	67,046

Expenses:
Sales and marketing	25,070	20,983
General and administrative	15,098	12,242
Research and development	9,774	8,520

Income from operations	26,138	25,301
Interest income	503	729

Income before provision for income taxes and partner's interest	26,641	26,030
Provision for income taxes	9,052	8,372
Partner's interest in loss of subsidiary	(101)	(133)

Net income	$17,690	$17,791

Earnings per Share:
Basic	$0.54	$0.51

Diluted	$0.51	$0.49

Weighted Average Shares Outstanding:
Basic	32,955	34,775

Diluted	34,439	36,437

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$17,690	$17,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,816	4,314
Partner's interest in loss of subsidiary	(101)	(133)
Recovery of uncollectible accounts	(56)	(4)
Provision for (benefit of) deferred income taxes	(256)	2,697
Tax benefit on exercise of nonqualified stock options and disqualifying
dispositions	987	4,743
Provision for deferred equity-based compensation	--	46
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,728)	(6,889)
Inventories	(2,139)	(527)
Other assets	(928)	124
Accounts payable	(1,658)	(4,317)
Accrued liabilities	(7,156)	(7,226)
Deferred revenue	(1,189)	49

Net cash provided by operating activities	282	10,668

Cash Flows from Investing Activities:
Purchase of short- and long-term investments	--	(13,642)
Sales and maturities of short- and long-term investments	32,112	14,085
Purchase of property and equipment	(4,536)	(6,003)
Acquisition of equipment leased to customers	(696)	(466)
Acquisitions of intangible assets and businesses, net of cash acquired	(659)	(5,342)

Net cash provided (used) by investing activities	26,221	(11,368)

Cash Flows from Financing Activities:
Payment of notes payable	(1,271)	(254)
Purchase of treasury stock	(29,540)	(22,417)
Proceeds from exercise of stock options	2,603	11,005

Net cash used by financing activities	(28,208)	(11,666)
Net effect of exchange rates on cash	(872)	184

Net decrease in cash and cash equivalents	(2,577)	(12,182)
Cash and cash equivalents at beginning of period	47,156	96,942

Cash and cash equivalents at end of period	$44,579	$84,760

Supplemental Disclosure of Cash Flow Information:
Interest paid	$40	$31
Income taxes paid	$11,392	$7,976
Supplemental Disclosure of Non-Cash Information:
Value of mature shares exchanged in stock option exercises	$--	$56

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

        The accompanying interim consolidated financial statements reflect, in the opinion of the Company’s management, all adjustments necessary for a fair statement of the financial position and results of operations. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q for the three months ended March 31, 2005, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

        Reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. In connection with the preparation of our report on Form 10-K for the year ended December 31, 2004, we concluded that it was appropriate to classify our auction rate municipal bonds as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have made adjustments to our Consolidated Statement of Cash Flows for the period ended March 31, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows for any period, or our previously reported Consolidated Statements of Operations for any period. As of March 31, 2004 and for the three months then ended, $95.8 million of these short-term investments were classified as cash and cash equivalents on our Consolidated Balance Sheet and related Consolidated Statements of Cash Flows. For the three months ended March 31, 2004, net cash used in investing activities related to these current investments was $6.0 million, which was previously reported as cash and cash equivalents in our Consolidated Statements of Cash Flows.

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

        Had compensation cost for the Company’s stock-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, as Amended, the Company’s net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2005	2004
Net income:
As reported	$17,690	$17,791
Pro forma stock-based employee compensation, net of tax	(2,216)	(1,764)

Pro forma net income	$15,474	$16,027

Earnings per share:
Basic: as reported	$0.54	$0.51
Basic: pro forma	0.47	0.46
Diluted: as reported	0.51	0.49
Diluted: pro forma	0.45	0.44

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2005	2004
Dividend yield	None	None
Expected volatility	40.0%	40.0%
Risk-free interest rate	4.2%	3.0%
Expected life from vesting date to exercise date, in years	2.8	2.8

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of the purchase rights under the employee stock purchase plans is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended March 31,
	2005	2004
Dividend yield	None	None
Expected volatility	33.0%	33.0%
Risk-free interest rate	3.0%	1.1%
Expected life in years	0.5	0.5

        The weighted average fair value of options and purchase rights granted were as follows:

	For the Three Months Ended March 31,
	2005	2004
Weighted average fair value per underlying share:
Options granted	$25.28	$21.41
Purchase rights under employee stock purchase plans	N/A	N/A

        During the three months ended March 31, 2005 and 2004, approximately 9,000 Deferred Stock Units valued at $0.5 million and 9,000 Deferred Stock Units valued at $0.4 million were issued, respectively.

        New Accounting Standards

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Implementation of SFAS No. 123(R) was originally required as of the beginning of the first interim or annual period that begins after June 15, 2005, however, the Securities and Exchange Commission amended the compliance date for public companies to the beginning of their next fiscal year that begins after June 15, 2005. Companies must also recognize compensation expense related to any awards that are not fully vested as of the amended effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company plans to use the modified prospective application method and to adopt the standard on January 1, 2006.

Note 2.     Business Acquisitions

        In March 2005, the Company paid cash of $0.5 million to acquire certain assets of a veterinary reference laboratory located in Switzerland. Goodwill and other intangible assets of $0.2 million and $0.2 million, respectively, were assigned to the Companion Animal Group segment. The results of operations of the acquired business have been included with those of the Company since the acquisition date. Pro forma information has not been presented because such information is not material to the financial statements of the Company taken as a whole.

Note 3.     Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$20,803	$20,847
Work-in-process	13,152	10,363
Finished goods	44,526	45,214

	$78,481	$76,424

Note 4.     Goodwill and Other Intangible Assets

        Goodwill consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Companion Animal Group Segment:
Veterinary reference laboratories	$53,006	$54,067
Pharmaceuticals	13,745	13,745
Other goodwill	591	593
Water Segment:
Water testing products	16,518	16,885
Food Diagnostics Group Segment:
Production animal diagnostics	7,232	7,647

	$91,092	$92,937

        During the three months ended March 31, 2005, the Company acquired goodwill related to an acquisition. See Note 2. The remaining change in goodwill noted above results from changes in foreign currency exchange rates.

        Intangible assets other than goodwill consist of the following (in thousands):

	March 31, 2005		December 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Existing technologies	$9,837	$2,316	$10,309	$1,987
Licenses	3,800	1,496	3,800	1,409
Customer relationships	13,857	625	14,249	362
Customer lists	638	401	638	377
Noncompete agreements	2,710	727	2,686	591
Patents	6,123	1,801	6,211	1,744
Other	128	9	136	2

	$37,093	$7,375	$38,029	$6,472

        During the three months ended March 31, 2005, the Company acquired amortizable intangible assets related to an acquisition. See Note 2. The remaining change in intangible assets other than goodwill noted above results from changes in foreign currency exchange rates.

        Amortization expense of intangible assets was $1.0 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively. The increase in amortization expense for the three months ended March 31, 2005 compared to the expense for the three months ended March 31, 2004 results from amortization of intangibles acquired in connection with businesses acquired in 2004. See Note 3 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission for additional information about the business acquisitions.

Note 5.     Warranty and Extended Maintenance Agreement Reserves

        The Company provides for the estimated cost of product warranties in cost of product revenue at the time revenue is recognized. The Company’s actual warranty obligation is affected by product failure rates and service costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from management’s estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve for products sold to customers for the three months ended March 31, 2005 and 2004, respectively (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Balance, beginning of period	$3,679	$3,303
Provision for warranty expense	733	1,185
Provision for (benefit of) change in estimate of prior
warranty expense	(208)	1,368
Settlement of warranty liability	(849)	(868)

Balance, end of period	3,355	4,988
Long-term portion	811	1,423

Current portion of warranty reserves	$2,544	$3,565

        The benefit of the change in estimate of prior warranty expense for the three months ended March 31, 2005 was due to improved service experience for LaserCyte® instruments during the period. The provision for the change in estimate of prior warranty expense for the three months ended March 31, 2004 was due to increasing LaserCyte® instrument service costs during the period.

        The Company sells extended maintenance agreements covering its instruments and recognizes associated revenue over the life of the contracts. The Company anticipates that losses will be incurred for certain of these contracts and has recognized provisions for the estimated losses. The anticipated loss reserves were $0.1 million and $0.1 million as of March 31, 2005 and December 31, 2004, respectively.

Note 6.     Income Taxes

        The effective tax rate was 33.9% for the three months ended March 31, 2005. For the full year ended December 31, 2004, the effective tax rate was 29.7%, while it was 32.0% for the three months ended March 31, 2004. The majority of the reduction in the effective tax rate for the year ended December 31, 2004 compared to the three months ended March 31, 2004 resulted from the resolution of an Internal Revenue Service income tax audit through the year 2001. As a result of completing this audit, the Company reduced previously accrued taxes. Other rate reductions resulted from the release in 2004 of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates.

        The effective tax rate recorded for the three months ended March 31, 2005 increased to 33.9% from 32.0% for the three months ended March 31, 2004 primarily due to an international tax provision.

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

Note 7.     Comprehensive Income (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Net income	$17,690	$17,791
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,371)	716
Change in fair value of foreign currency contracts
classified as hedges, net of tax	1,926	970
Change in fair market value of
investments, net of tax	(20)	29

Comprehensive income	$15,225	$19,506

Note 8.     Earnings per Share

        The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	32,937	34,768
Weighted average deferred stock units outstanding	18	7

	32,955	34,775

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	32,955	34,775
Dilutive effect of options issued to employees and directors	1,484	1,662

	34,439	36,437

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

	For the Three Months Ended March 31,
	2005	2004
Weighted average number of shares underlying anti-dilutive options	408	329
Weighted average exercise price per underlying share of anti-dilutive options	$57.52	$50.92
Weighted average market value per share	$55.48	$50.74

        The following table presents additional information concerning the exercise prices of options outstanding at the end of the period (in thousands, except per share amounts):

	March 31, 2005	March 31, 2004
Closing price per share of our common stock	$54.16	$56.87

Number of shares underlying options with exercise prices below the closing price	3,736	4,211
Number of shares underlying options with exercise prices equal to or above the closing price	622	1

Total number of shares underlying outstanding options	4,358	4,212

Note 9.     Commitments and Contingencies

        During the three months ended March 31, 2005, there was no significant change in the Company’s material commitments and contingencies, described in Notes 10 and 16 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

        On June 18, 2003, the Company and Beijing Fortunate Century Animal Health Co., Ltd. (“BFCAH”), formed a joint venture, Beijing IDEXX-Yuanheng Laboratories Co. Limited (the “Venture”), to assemble and market veterinary diagnostic products for production animals in China. The Venture is headquartered in Beijing, China. The Company’s initial equity interest in the Venture is 40%, however, the Company is committed to acquire an additional 20% of the Venture from BFCAH within two years of the formation of the joint venture, subject to Chinese government approval. As of March 31, 2005, the Company is obligated to make future capital contributions of $0.5 million before August 11, 2005. In addition, the Company is obligated to pay $0.6 million for the additional 20% interest discussed above, and to make an additional $1.5 million capital contribution to the Venture within three months after the approval by the Chinese government of the additional 20% interest. The Company is also obligated to make available to the Venture selected technology, know-how and licenses and to assist with certain logistical, management training and operating matters. In connection with the joint venture agreement, the Company has not entered into indemnification agreements or assumed liabilities predating the establishment of the Venture.

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

        Under the Company’s workers’ compensation insurance policy for U.S. employees for the year ending December 31, 2005, the Company retains the first $0.25 million in claim liability per incident and approximately $2.5 million in aggregate claim liability based on actual payroll expense. For the year ended December 31, 2004, the Company retained the first $0.25 million in claim liability per incident and $3.0 million in aggregate claim liability. For the year ended December 31, 2003, the Company retained the first $0.25 million in claim liability per incident and $1.4 million in aggregate claim liability. The Company estimates claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, the Company has recognized cumulative expenses of $0.7 million and $0.9 million for claims incurred during the years ended December 31, 2004 and 2003, respectively, and $0.2 million for claims incurred during the three months ended March 31, 2005. In connection with these policies, the Company has outstanding letters of credit totaling $1.6 million to the insurance companies as security for these claims as of March 31, 2005.

        Under the Company’s employee health care insurance policy, the Company retains claims liability risk up to $0.1 million per incident and an aggregate claim limit based on monthly participation levels in the employee health care plan. The Company estimates its provision for the uninsured portion of employee health care obligations based on costs of claims incurred and an estimate for claims incurred but not reported. Should actual employee health care claims liability exceed estimates, the Company is liable for up to an additional $1.4 million for potential uninsured obligations as of March 31, 2005. The Company has insurance coverage of $1.0 million for claims above the aggregate limit. Should employee health insurance claims exceed this coverage, the Company would have further obligations for the amount in excess of such coverage.

        The Company has entered into employment agreements with two of its officers whereby payments may be required if the Company terminates their employment without cause. The amounts payable are based upon the executives’ salaries at the time of termination and the cost to the Company of continuing to provide certain benefits. Had both of such officers been terminated as of March 31, 2005, the Company would have had aggregate obligations of approximately $1.9 million under such agreements. The Company has entered into employment agreements with each of its officers that require the Company to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control of the Company. The amounts payable by the Company under these agreements are based on the officer’s salary and bonus history at the time of termination and the cost to the Company of continuing to provide certain benefits. Had all of the Company’s officers been terminated following a change in control as of March 31, 2005, the Company would have had aggregate obligations of approximately $11.1 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options held by two of the officers immediately upon a change in control, and of all stock options held by the Company’s other executive officers upon any qualifying termination following a change in control. The Company also has employment agreements with other employees through 2009 that provide for total payments of $1.5 million.

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

Note 10.     Treasury Stock

        The Company’s Board of Directors has authorized the repurchase of up to 14,000,000 shares of the Company’s common stock in the open market or in negotiated transactions. During the three months ended March 31, 2005, the Company repurchased 530,800 shares of common stock for $29.5 million. During the three months ended March 31, 2004, the Company repurchased 434,500 shares of common stock for $22.0 million and received 1,100 shares of stock which had a market value of $0.1 million. The 1,100 shares were received in payment for the exercise price of stock options and had been owned by the holder for greater than six months. From the inception of the program in August 1999 to March 31, 2005, the Company repurchased 12,485,600 shares for $371.8 million and received 170,400 shares of stock with a market value of $6.0 million in payment for the exercise price of stock options.

Note 11.     Preferred Stock Purchase Rights

        On March 8, 2005, the Company amended its Shareholder Rights Plan (the “Plan”). Under the Plan, each preferred stock purchase right may be exercised to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $200.00. The rights will be exercisable only if a person or group has acquired beneficial ownership of 25% or more of the Company’s common stock (“Common Stock”) or commenced a tender or exchange offer that would result in such a person or group owning 30% or more of the Common Stock. The Company generally will be entitled to redeem the rights, in whole, but not in part, at a price of $.01 per right at any time until the tenth business day following a public announcement that a 25% stock position has been acquired and in certain other circumstances. Prior to the March 2005 amendment, the rights were exercisable if a person or group had acquired beneficial ownership of 20% or more of the Common Stock or commenced a tender or exchange offer that would result in such a person or group owning 30% or more of the Common Stock.

        If any person or group becomes a beneficial owner of 25% or more of the Common Stock (except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside members of the Company’s Board of Directors), each right not owned by a 25% stockholder will enable its holder to purchase such number of shares of Common Stock as is equal to the exercise price of the right divided by one-half of the current market price of the Common Stock on the date of the occurrence of the event. Prior to the March 2005 amendment, these rights were exercisable if any person or group had acquired beneficial ownership of 20% or more of the Common Stock, subject to the exception. In addition, if the Company thereafter is acquired in a merger or other business combination with another person or group in which it is not the surviving corporation or in connection with which its Common Stock is changed or converted, or if the Company sells or transfers 50% or more of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase such number of shares of common stock of such other person as is equal to the exercise price of the right divided by one-half of the current market price of such common stock on the date of the occurrence of the event.

        See Note 12 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission for additional information about the Plan.

Note 12.     Segment Reporting

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

        The Company is organized into business units by market and customer group. The Company’s reportable operating segments include the Companion Animal Group (“CAG”), the Water testing business (“Water”) and the Food Diagnostics Group (“FDG”) and other. CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. CAG also manufactures certain biology-based test kits for veterinarians and develops products for therapeutic applications in companion animals. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in food animals and food. Other encompasses activities that are not included in the Company’s reportable segments and is comprised primarily of corporate research and development and interest income.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in Notes 2 and 18.

        The following is the segment information (in thousands):

	For the Three Months Ended March 31,
	CAG	Water	FDG	Other	Consolidated Total
2005
Revenues	$124,880	$12,806	$14,740	$--	$152,426

Income (loss) from operations	$18,888	$5,504	$2,578	$(832)	$26,138

Interest income					503

Income before provisions for
income taxes and partner's interest					26,641
Provision for income taxes					9,052
Partner's interest in loss of subsidiary					(101)

Net income					$17,690

2004
Revenues	$109,830	$11,854	$11,733	$--	$133,417

Income (loss) from operations	$18,248	$5,055	$2,923	$(925)	$25,301

Interest income					729

Income before provisions for
income taxes and partner's interest					26,030
Provision for income taxes					8,372
Partner's interest in loss of subsidiary					(133)

Net income					$17,791

        Revenues by product and service categories were as follows (in thousands):

	For the Three Months Ended March 31,
	2005	2004
CAG revenue:
Instruments and consumables	$52,873	$48,811
Rapid assay products	24,752	24,245
Laboratory and consulting services	36,544	27,105
Information products and services and digital radiography	7,461	7,328
Pharmaceutical products	3,250	2,341

Net CAG revenue	124,880	109,830

Net Water revenue	12,806	11,854

FDG revenue:
Production animal products	10,862	7,898
Dairy testing products	3,878	3,835

Net FDG revenue	14,740	11,733

Net revenue	$152,426	$133,417

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to future revenue growth rates, demand for our products, realizability of assets, warranty expense, and competition. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions of IDEXX and its management, and are not guarantees of future performance. Actual results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Future Operating Results” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004. The risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2004 do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

        Refer to the section of our Annual Report on Form 10-K for the year ended December 31, 2004 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for a discussion of significant judgments and estimates used in the preparation of our consolidated financial statements.

BUSINESS OVERVIEW

        We operate primarily through three business segments: the Companion Animal Group (“CAG”), Water testing business (“Water”) and the Food Diagnostics Group (“FDG”). CAG is comprised of the following product and service categories: instruments and consumables; rapid assays; laboratory and consulting services; information products and services and digital radiography; and pharmaceuticals. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in food animals and food. Other items that are not included in our reportable segments are comprised primarily of corporate research and development and interest income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The critical accounting policies utilized during the three months ended March 31, 2005 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The significant judgments and estimates used in the preparation of our consolidated financial statements for the three months ended March 31, 2005 are also consistent with those used to prepare the consolidated financial statements as of and for the year ended December 31, 2004.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue

        Total Company. Revenue increased $19.0 million, or 14%, to $152.4 million from $133.4 million for the same period of the prior year. The following table presents revenue by operating segment:

For the Three Months Ended March 31,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
CAG	$124,880	$109,830	$15,050	13.7%	1.1%	12.6%
Water	12,806	11,854	952	8.0%	1.7%	6.3%
FDG	14,740	11,733	3,007	25.6%	3.3%	22.3%

Total Company	$152,426	$133,417	$19,009	14.2%	1.3%	12.9%

_________________

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended March 31, 2004 to the quarter eneded March 31, 2005.

        Companion Animal Group. Revenue for CAG increased $15.1 million, or 14%, to $124.9 million from $109.8 million for the same period of the prior year. Laboratories acquired during 2004 contributed approximately 7% to CAG revenue growth during the quarter. The following table presents revenue by product and service categories for CAG:

For the Three Months Ended March 31,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Instruments and consumables	$52,873	$48,811	$4,062	8.3%	1.9%	6.4%
Rapid assay products	24,752	24,245	507	2.1%	0.6%	1.5%
Laboratory and consulting services	36,544	27,105	9,439	34.8%	0.5%	34.3%
Information products and services and digital radiography	7,461	7,328	133	1.8%	0.4%	1.4%
Pharmaceutical products	3,250	2,341	909	38.8%	0.3%	38.5%

Net CAG Revenue	$124,880	$109,830	$15,050	13.7%	1.1%	12.6%

_________________

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended March 31, 2004 to the quarter ended March 31, 2005.

        The increase in sales of instruments and consumables was due mainly to increased sales volume of consumables. The timing of shipments between the fourth quarter of 2004 and the first quarter of 2005 for one of our consumables had a favorable impact of approximately 3% on the first quarter consumable growth rate. Sales volumes also increased due to higher domestic clinic-level sales of VetTest® slides and, to a lesser extent, new tests launched in the third and fourth quarters of 2004; tubes used with our hematology instruments; and VetTest® slides sold outside of the U.S. Increased hematology instrument consumables sales volume was due primarily to an increase in our installed base of instruments during 2004.

        The increase in sales of rapid assay products was due primarily to increased domestic clinic-level sales volume of canine products. Rapid assay sales during the first quarter of 2004 were particularly strong due to various factors, including targeted marketing and sales efforts and the favorable impact from distributor inventory changes. Accordingly, sales growth during the first quarter of 2005 is lower in comparison. We anticipate the rapid assay growth rate to be in the 7% to 9% range through the balance of the year.

        The increase in sales of laboratory and consulting services resulted primarily from the inclusion of sales from laboratories acquired during 2004 and the first quarter of 2005 and, to a lesser extent, higher testing volume at established laboratories in the U.S. and the impact of price increases in the U.S. Growth in sales of laboratory services in 2005 relative to 2004 will continue to be positively affected by the inclusion of results from Vet Med Lab, a Germany-based veterinary reference laboratory acquired in November 2004. Laboratories acquired during 2004 contributed approximately 30% to laboratory and consulting services revenue growth during the quarter. For 2005, we expect incremental sales from Vet Med Lab of $20 to $25 million.

        The increase in sales of information products and services and digital radiography reflects increased sales of digital radiography instruments partly offset by decreased sales of computer systems products. The increase in digital radiography revenue is primarily due to an increase in the number of systems sold. The decrease in computer systems revenue is primarily due to lower sales volume of computer hardware upgrades and peripherals and a higher proportion of sales of lower priced computer systems.

        The increase in sales of pharmaceutical products resulted primarily from increased clinic-level demand, particularly for PZI Vet® insulin.

        Water. Revenue for Water increased $1.0 million, or 8%, to $12.8 million from $11.9 million for the same period of the prior year. The increase resulted primarily from higher worldwide sales volume and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S, partly offset by lower average unit sales prices due to price competition, particularly in the U.S. and the United Kingdom. The favorable impact of currency exchange rates contributed an aggregate of $0.2 million, or 2%, to the increase in Water revenue.

        Food Diagnostics Group. Revenue for FDG increased $3.0 million, or 26%, to $14.7 million from $11.7 million for the same period of the prior year. Businesses acquired during 2004 contributed approximately 11% to FDG revenue growth during the quarter. The following table presents revenue by product and service categories for FDG:

For the Three Months Ended March 31,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Production animal products	$10,862	$7,898	$2,964	37.5%	3.8%	33.7%
Dairy testing products	3,878	3,835	43	1.1%	2.2%	(1.1%)

Net FDG revenue	$14,740	$11,733	$3,007	25.6%	3.3%	22.3%

_________________

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended March 31, 2004 to the quarter ended March 31, 2005.

        The increase in FDG revenue resulted primarily from higher livestock diagnostics sales volume in Europe, including sales attributable to Dr. Bommeli AG (“Bommeli”), a Switzerland-based manufacturer of production animal diagnostics acquired in the fourth quarter of 2004 and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S. Businesses acquired during 2004 contributed approximately 17% to production animal products revenue growth during the quarter. These increases were partly offset by lower average unit prices of certain production animal products and dairy testing products. The lower average unit prices were attributable to greater price competition in certain geographies.

Gross Profit

        Total Company. Gross profit increased $9.0 million, or 13%, to $76.1 million from $67.0 million for the same period of the prior year. As a percentage of total revenue, gross profit was approximately constant at 50%. The following table presents gross profit and gross profit percentage by operating segment:

For the Three Months Ended March 31,
Gross Profit (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$59,263	47.5%	$52,076	47.4%	$7,187	13.8%
Water	8,477	66.2%	7,993	67.4%	484	6.1%
FDG	8,340	56.6%	6,977	59.5%	1,363	19.5%

Total Company	$76,080	49.9%	$67,046	50.3%	$9,034	13.5%

        Companion Animal Group. Gross profit for CAG increased $7.2 million, or 14%, to $59.3 million from $52.1 million for the same period of the prior year due primarily to increased sales volume across the CAG product lines. As a percentage of revenue, gross profit was approximately constant at 47% compared to the same period of the prior year. Gross profit benefited from productivity improvements related to our LaserCyte® hematology instrument, including both service and manufacturing efficiencies, and, to a lesser extent, from the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses. These benefits were almost completely offset by product cost increases; higher laboratory costs of service, including costs associated with the start-up of new laboratories in the U.S.; write-downs of excess inventory; and service costs associated with our growing installed base of rental instruments. The LaserCyte® service cost improvements during the quarter generated a modest favorable change in our estimated cost of product warranties for all placed instruments for which we have such future obligations, compared to an unfavorable change in actual and estimated costs during the same period of the prior year.

        Water. Gross profit for Water increased $0.5 million, or 6%, to $8.5 million from $8.0 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage. As a percentage of Water revenue, gross profit decreased to 66% from 67% for the same period in the prior year. The decrease in gross profit percentage was attributable primarily to higher product costs and lower average unit sales prices, partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.

        Food Diagnostics Group. Gross profit for FDG increased $1.4 million, or 20%, to $8.3 million from $7.0 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage. As a percentage of FDG revenue, gross profit decreased to 57% from 59% for the same period in the prior year. The decrease in gross profit percentage was attributable primarily to higher net manufacturing costs and to the impact of the purchase accounting for finished goods acquired in connection with the acquisition of Bommeli in the fourth quarter of 2004, partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses; lower royalty costs due to more favorable royalty rates on certain production animal diagnostic products; and higher relative sales of higher margin livestock products.

Operating Expenses and Operating Income

        Total Company. Total operating expenses increased $8.2 million to $49.9 million from $41.7 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 33% from 31% for the same period in the prior year. The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended March 31,
Operating Expenses (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$40,375	32.3%	$33,828	30.8%	$6,547	19.4%
Water	2,973	23.2%	2,938	24.8%	35	1.2%
FDG	5,762	39.1%	4,054	34.6%	1,708	42.1%
Other	832	N/A	925	N/A	(93)	(10.1%	)

Total Company	$49,942	32.8%	$41,745	31.3%	$8,197	19.6%

Operating Income (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$18,888	15.1%	$18,248	16.6%	$640	3.5%
Water	5,504	43.0%	5,055	42.6%	449	8.9%
FDG	2,578	17.5%	2,923	24.9%	(345)	(11.8%	)
Other	(832)	N/A	(925)	N/A	93	10.1%

Total Company	$26,138	17.1%	$25,301	19.0%	$837	3.3%

        Companion Animal Group. Operating expenses for CAG increased $6.5 million, or 19%, to $40.4 million from $33.8 million for the same period of the prior year and, as a percentage of revenue, increased to 32% from 31% for the same period of the prior year. The increase was attributable to a 21% ($3.8 million) increase in sales and marketing expense, an 18% ($1.8 million) increase in general and administrative expense, and a 17% ($1.0 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from increased worldwide sales and sales support personnel and marketing program costs and, to a lesser extent, from incremental expenses to support the Vet Med Lab business acquired in the fourth quarter of 2004. The increase in general and administrative expense resulted primarily from expenses to support the Vet Med Lab business, comprised of general and administrative expenses of a recurring nature, amortization expense for intangible assets acquired and integration costs. To a lesser extent, the increase in general and administrative expenses was also attributable to higher spending on information technology, facilities and other corporate functions, and the unfavorable impact of exchange rates on foreign currency denominated expenses. The increase in research and development expense resulted primarily from increased spending to support our in-clinic diagnostic business for both instrumentation and rapid assays.

        Water. Operating expenses for Water increased less than $0.1 million, or 1%, to $3.0 million from $2.9 million for the same period of the prior year and, as a percentage of revenue, decreased to 23% from 25% for the same period in the prior year. There were no significant fluctuations in the nature and amounts of sales and marketing, general and administrative, or research and development expenses.

        Food Diagnostics Group. Operating expenses for FDG increased $1.7 million, or 42%, to $5.8 million from $4.1 million for the same period of the prior year and, as a percentage of revenue, increased to 39% from 35% for the same period in the prior year. The net increase resulted from a 75% ($0.9 million) increase in general and administrative expense, a 22% ($0.4 million) increase in sales and marketing expense, and a 38% ($0.4 million) increase in research and development expense. The increase in general and administrative expense resulted primarily from amortization expense for intangible assets associated with the acquisition of Bommeli in the fourth quarter of 2004 and, to a lesser extent, from higher spending on information technology, facilities and other corporate functions, and from other general and administrative expenses of a recurring nature to support the additional activities associated with Bommeli. The increase in sales and marketing expense resulted primarily from expenses to support Bommeli and, to a lesser extent, from other increased international sales and sales support personnel and marketing program costs. Similarly, the increase in research and development expense was due primarily to Bommeli research and development activities and, to a lesser extent, to costs associated with the centralization of our European production animal diagnostics operations to Bern, Switzerland and related severance costs for the associated cessation of production in our Swedish facility, which is scheduled for the third quarter of 2005, and to increased spending in support of the launch of our HerdChek® BSE Antigen Test Kit.

        Other. Operating expenses, consisting of corporate research and development, decreased $0.1 million, or 10%, to $0.8 million from $0.9 million in the same period of the prior year.

Interest Income

        Net interest income was $0.5 million for the three months ended March 31, 2005 compared to $0.7 million for the three months ended March 31, 2004. The decrease in interest income was due to lower invested cash balances partially offset by higher effective interest rates.

Provision for Income Taxes

        Our effective tax rate was 33.9% for the three months ended March 31, 2005. For the full year ended December 31, 2004, our effective tax rate was 29.7%, while it was 32.0% for the three months ended March 31, 2004. The majority of the reduction in the effective tax rate for the year ended December 31, 2004 compared to the three months ended March 31, 2004 resulted from the resolution of an Internal Revenue Service income tax audit through the year 2001. As a result of completing this audit, we reduced previously accrued taxes. Other rate reductions resulted from the release in 2004 of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and from changes in certain state and international tax estimates.

        The effective tax rate recorded for the three months ended March 31, 2005 increased to 33.9% from 32.0% for the three months ended March 31, 2004 primarily due to an international tax provision.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Implementation of SFAS No. 123(R) was originally required as of the beginning of the first interim or annual period that begins after June 15, 2005, however, the Securities and Exchange Commission amended the compliance date for public companies to the beginning of their next fiscal year that begins after June 15, 2005. Companies must also recognize compensation expense related to any awards that are not fully vested as of the amended effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We plan to use the modified prospective application method and to adopt the standard on January 1, 2006.

LIQUIDITY AND CAPITAL RESOURCES

        We fund the capital needs of our business through cash generated from operations. As of March 31, 2005 and December 31, 2004, we had $110.2 million and $137.3 million of cash and cash equivalents and short-term investments, respectively, and working capital of $201.3 million and $201.6 million, respectively. As of March 31, 2005 and December 31, 2004, we also had long-term investments, primarily in municipal bonds, of $12.0 million and $19.7 million, respectively. As of March 31, 2005 and December 31, 2004, we had total cash and cash equivalents, short-term investments and long-term investments of $122.2 million and $157.0 million, respectively.

        Effective January 1, 2003, we entered into a workers’ compensation insurance policy for U.S. employees under which we retain the first $0.25 million in claim liability per incident and up to specific limits, based on payroll, in claim liability in the aggregate. We renewed this workers’ compensation policy effective January 1, 2004, and entered into a similar workers’ compensation policy effective January 1, 2005. We are liable for up to $1.4 million, $3.0 million and approximately $2.5 million in aggregate claim liability for 2003, 2004 and 2005, respectively. We have recorded our estimated claim liability as of March 31, 2005 and December 31, 2004 based on claims incurred and the estimated ultimate cost to settle the claims. The insurance company administers and pays these claims, and we reimburse the insurance company for our portion of these claims. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. In connection with these policies, we have outstanding letters of credit totaling $1.6 million to the insurance companies as security for these claims as of March 31, 2005.

        Cash provided by investing activities was $26.2 million for the three months ended March 31, 2005. The proceeds from sales of investment instruments provided cash of $32.1 million. We purchased approximately $4.5 million of fixed assets and $0.7 million of equipment leased to customers during the quarter ended March 31, 2005. We anticipate total capital expenditures in 2005 of $30 to $35 million. In March 2005, we utilized cash of $0.5 million to acquire certain assets of a Switzerland-based veterinary reference laboratory.

        Cash provided by operating activities was $0.3 million for the three months ended March 31, 2005. Cash of $10.7 million was used by an increase in accounts receivable due primarily to the seasonal increase in sales to distributors in anticipation of the beginning of the heartworm season and the timing of cash receipts from distributors. Cash of $7.2 million was used by a decrease in accrued liabilities (defined as accrued expenses, accrued employee compensation and related expenses, accrued taxes, accrued marketing and customer programs, and accrued warranty and extended maintenance reserves) attributable primarily to tax and compensation payments. Cash of $2.1 million was used by an increase in inventories. Cash of $1.7 million was used by a decrease in accounts payable. Cash of $1.0 million was generated from the income tax benefit obtained from the exercise of nonqualified stock options and disqualifying dispositions of incentive stock options by employees. As was the case in the first quarter of 2004, we expected the level of cash provided by operations during the first quarter of 2005 to be at its lowest level of the year. Receivables typically increase during the first quarter due to the beginning of the heartworm season, while payables and accrued expenses decline due to estimated tax payments and annual compensation related payments. We expect cash provided by operations to improve over the balance of 2005.

        As a percentage of revenue, spending for research and development activities in 2005 is expected to be slightly lower than 2004 levels as we will record a relatively higher proportion of our revenues from our laboratory services business, which does not incur significant research and development expenses.

        The slides sold for use in our VetTest® instruments are purchased under an agreement with a supplier at fixed prices. Under this agreement, we are required to make additional slide purchases in 2005 of $34.7 million.

        We purchase electrolyte instruments, components and consumables at fixed prices under an agreement with a supplier. Under this agreement, we are required to make aggregate minimum purchases of $4.1 million per year of electrolyte instruments, components and consumables in 2005 and 2006. Under this agreement, we are required to make additional purchases in 2005 of $3.2 million.

        The Board of Directors has authorized the repurchase of up to 14,000,000 shares of our common stock in the open market or in negotiated transactions. During the three months ended March 31, 2005, we repurchased 530,800 shares of common stock for $29.5 million at an average price of $55.65 per share.

        We believe that current cash and cash equivalents, short-term investments, long-term investments and funds generated from operations will be sufficient to fund our operations and capital purchase requirements.

FUTURE OPERATING RESULTS

        The future operating results of IDEXX involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

IDEXX’s Future Growth and Profitability Depend on Several Factors

        The future success of our business depends upon our ability to successfully implement various strategies, including:

•	Developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products; a new clinical chemistry instrument; and rapid assay, water testing and production animal diagnostic products, as well as improving and enhancing existing products, including the LaserCyte® system;

•	Expanding our market by increasing use of our products by our customers;

•	Strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;

•	Developing and implementing new technology development and licensing strategies; and identifying, completing and integrating acquisitions that enhance our existing businesses or create new business areas for us; and

•	Reducing the costs of manufacturing our products and providing services through operating efficiencies.

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

IDEXX’s Products and Services Are Subject to Various Government Regulations

        In the U.S., the manufacture and sale of our products are regulated by agencies such as the U.S. Department of Agriculture (“USDA”), U.S. Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale. Our water testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. The manufacture and sale of our products are subject to similar laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP® beta-lactam dairy-testing products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue-testing products were $3.9 million for the three months ended March 31, 2005 and $15.7 million for the year ended December 31, 2004.

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

        The slides sold for use in our VetTest® instruments are purchased under an agreement with a supplier at fixed prices. Under this agreement we are required to purchase a minimum of $122.8 million of slides through 2010. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of slides to our customers, our profits on slide sales could decline because we purchase slides at fixed prices.

        Electrolyte instruments, components and consumables are purchased under an agreement with a supplier at fixed prices. Under this agreement we are required to make aggregate minimum purchases of $4.1 million annually through 2006, including $3.2 million by December 31, 2005. To the extent that instruments, components and consumables purchased under the contract exceed the demand for them, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of these products to our customers, our profits could decline because we purchase these products at fixed prices.

IDEXX’s Biologic Products Are Complex and Difficult to Manufacture

        Many of our rapid assay and production animal diagnostic products are biologics, which are products that are comprised of materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex. Unlike products that rely on chemicals for efficacy (such as most pharmaceuticals), biologics are difficult to characterize due to the inherent variability of biological materials. Difficulty in characterizing biological materials limits the precision of specifications for these materials, which creates greater risk in the manufacturing process. We attempt to mitigate risk associated with the manufacture of biologics by utilizing multiple vendors, manufacturing some of these materials ourselves and maintaining substantial inventories of materials that have demonstrated the appropriate characteristics. However, there can be no assurance that we will be able to maintain adequate sources of biological materials or that biological materials that we maintain in inventory will yield finished products that satisfy applicable product release criteria. Our inability to obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could have a material adverse effect on our results of operations.

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

        Distributors of veterinary products have entered into business combinations resulting in fewer distribution companies. Two of the largest distributors of our veterinary products have announced that they have entered into an agreement to combine their businesses. Consolidation within distribution channels would increase our customer concentration level, which could increase the risks described in the preceding paragraph.

International Revenue Accounts for a Significant Portion of IDEXX’s Total Revenue

        For the three months ended March 31, 2005 and the year ended December 31, 2004, 35% and 32%, respectively, of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize nonspeculative forward currency exchange contracts to mitigate foreign currency exposure, however, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our gross margins.

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

Future Operating Results Could Be Materially Affected By the Resolution of Various Uncertain Tax Positions and Adversely Affected by Potential Changes to Tax Incentives

        In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes and our income tax filings are regularly under audit by tax authorities. Management believes that it has adequately accrued for all potential tax liabilities and, although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than that which is reflected in historical income tax provisions and accruals. Additionally, we benefit from certain tax incentives offered by various jurisdictions, some of which are scheduled to expire at the end of 2005. If we are unable to renew such incentives, the expiration of these benefits could have a negative effect on future earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 16 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.

        The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts with a duration of less than 18 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following twelve months. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. As of March 31, 2005, we had $0.9 million in unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.5 million in taxes.

Item 4. Controls and Procedures

    (a)        Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

    (b)        Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        During the three months ended March 31, 2005, we repurchased our shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
January 1, 2005 to January 31, 2005	93,000	$55.16	93,000	1,952,230
February 1, 2005 to February 28, 2005	186,800	56.92	186,800	1,765,430
March 1, 2005 to March 31, 2005	251,000	54.90	251,000	1,514,430

Total	530,800	$55.65	530,800	1,514,430

        Our Board of Directors has approved the repurchase of up to 14,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999 and subsequently amended on October 4, 1999, July 21, 2000, October 20, 2003, and October 12, 2004, and does not have a specified expiration date. The repurchases made during the three months ended March 31, 2005 were made in open market transactions. There were no other repurchase plans outstanding during the three months ended March 31, 2005, and no repurchase plans expired during the period.

Item 6. Exhibits

Exhibits

4.1	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of March 8, 2005, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit No. 4.1 to Current Report on Form 8-K filed on March 9, 2005, File No. 0-19271, and incorporated herein by reference).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/Merilee Raines
Date: May 5, 2005	Merilee Raines Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

4.1	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of March 8, 2005, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit No. 4.1 to Current Report on Form 8-K filed on March 9, 2005, File No. 0-19271, and incorporated herein by reference).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.