Form 10-Q
period 2005-06-30
IDEXX LABORATORIES INC /DE
filed 2005-08-03
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

        As of July 29, 2005, 32,553,881 shares of the registrant’s Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of June 30, 2005 and
		December 31, 2004	3

		Condensed Consolidated Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004	4

		Condensed Consolidated Statements of Cash Flows for the Six Months
		Ended June 30, 2005 and 2004	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

	Item 4.	Controls and Procedures	30

PART II		OTHER INFORMATION

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	31

	Item 4.	Submission of Matters to a Vote of Security Holders	31

	Item 6.	Exhibits	32

SIGNATURES			33

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaduited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$52,354	$47,156
Short-term investments	78,603	90,116
Accounts receivable, less reserves of $1,095 and $1,494 in 2005
and 2004, respectively	73,139	65,639
Inventories	81,765	76,424
Deferred income taxes	11,781	13,460
Other current assets	9,689	8,797

Total current assets	307,331	301,592

Long-term Investments	7,583	19,687

Property and Equipment, at cost:
Land	2,171	2,216
Buildings	9,140	5,273
Leasehold improvements	34,583	33,240
Machinery and equipment	56,864	52,564
Office furniture and equipment	38,279	37,000
Construction in progress	2,045	7,558

	143,082	137,851
Less accumulated depreciation and amortization	79,361	75,221

	63,721	62,630

Other Long-term Assets:
Goodwill	87,815	92,937
Other intangible assets, net of accumulated amortization of $8,171
and $6,472 for 2005 and 2004, respectively	27,558	31,557
Other noncurrent assets, net	6,242	5,834

	121,615	130,328

TOTAL ASSETS	$500,250	$514,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$16,193	$14,723
Accrued expenses	16,664	20,551
Accrued employee compensation and related expenses	20,164	26,163
Accrued taxes	16,646	15,461
Accrued marketing and customer programs	12,230	8,825
Warranty and extended maintenance agreement reserves	2,389	2,785
Notes payable	531	1,291
Deferred revenue	8,434	10,153

Total current liabilities	93,251	99,952

Long-term Liabilities:
Deferred tax liabilities	6,864	8,450
Notes payable	--	519
Warranty and extended maintenance agreement reserves	818	1,011
Deferred revenue	6,856	6,253

Total long-term liabilities	14,538	16,233

Commitments and Contingencies (Note 9):
Partner's Interest in Consolidated Subsidiary	232	392

Stockholders' Equity:
Common stock, $0.10 par value; Authorized: 60,000 shares; Issued: 45,587
and 45,217 shares in 2005 and 2004, respectively	4,559	4,522
Additional paid-in capital	423,825	410,817
Deferred equity-based compensation; Issued: 24 and 14 units in 2005
and 2004, respectively	1,231	665
Retained earnings	356,305	318,682
Accumulated other comprehensive income	5,027	11,301
Treasury stock (13,023 and 12,125 shares in 2005 and 2004, respectively),
at cost	(398,718)	(348,327)

Total stockholders' equity	392,229	397,660

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$500,250	$514,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$115,353	$104,318	$226,512	$206,030
Service revenue	45,277	33,061	86,544	64,766

	160,630	137,379	313,056	270,796
Cost of Revenue:
Cost of product revenue	50,063	43,527	98,110	88,279
Cost of service revenue	29,992	21,850	58,291	43,469

	80,055	65,377	156,401	131,748

Gross profit	80,575	72,002	156,655	139,048
Expenses:
Sales and marketing	25,848	20,679	50,918	41,662
General and administrative	15,846	11,583	30,944	23,825
Research and development	9,995	8,685	19,769	17,205

Income from operations	28,886	31,055	55,024	56,356
Interest income	871	756	1,374	1,485

Income before provision for income taxes
and partner's interest	29,757	31,811	56,398	57,841
Provision for income taxes	9,934	7,974	18,986	16,346
Partner's interest in loss of subsidiary	(110)	(73)	(211)	(206)

Net income	$19,933	$23,910	$37,623	$41,701

Earnings per Share:
Basic	$0.61	$0.69	$1.15	$1.20

Diluted	$0.59	$0.66	$1.10	$1.14

Weighted Average Shares Outstanding:
Basic	32,627	34,584	32,790	34,679

Diluted	34,060	36,423	34,250	36,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$37,623	$41,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,953	8,062
Partner's interest in loss of subsidiary	(211)	(207)
Provision for (recovery of) uncollectible accounts	(142)	(116)
Provision for (benefit of) deferred income taxes	(933)	1,782
Tax benefit on exercise of nonqualified stock options and disqualifying
dispositions	3,584	7,476
Provision for deferred equity-based compensation	--	46
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,549)	(4,872)
Inventories	(5,330)	(3,591)
Other assets	513	408
Accounts payable	1,707	316
Accrued liabilities	(377)	(7,140)
Deferred revenue	(753)	31

Net cash provided by operating activities	38,085	43,896

Cash Flows from Investing Activities:
Purchase of short- and long-term investments	(35,500)	(24,747)
Sales and maturities of short- and long-term investments	59,086	22,890
Purchase of property and equipment	(10,508)	(17,676)
Acquisition of equipment leased to customers	(1,278)	(1,230)
Acquisitions of intangible assets and businesses, net of cash acquired	(659)	(5,392)

Net cash provided (used) by investing activities	11,141	(26,155)

Cash Flows from Financing Activities:
Payment of notes payable	(1,270)	(304)
Purchase of treasury stock	(50,391)	(58,070)
Proceeds from exercise of stock options	9,461	16,910

Net cash used by financing activities	(42,200)	(41,464)
Net effect of exchange rates on cash	(1,828)	76

Net increase (decrease) in cash and cash equivalents	5,198	(23,647)
Cash and cash equivalents at beginning of period	47,156	96,942

Cash and cash equivalents at end of period	$52,354	$73,295

Supplemental Disclosure of Cash Flow Information:
Interest paid	$40	$32
Income taxes paid	$17,709	$12,066
Supplemental Disclosure of Non-Cash Information:
Value of mature shares exchanged in stock option exercises	$--	$64

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited, condensed consolidated financial statements of IDEXX Laboratories, Inc. (“IDEXX”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the requirements of Regulation S-X, Rule 10-01 for financial statements required to be filed as a part of Form 10-Q.

        The accompanying interim condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q for the three and six months ended June 30, 2005, and our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

        Reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. In connection with the preparation of our report on Form 10-K for the year ended December 31, 2004, we concluded that it was appropriate to classify our auction rate municipal bonds as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have made adjustments to our Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Condensed Consolidated Statements of Cash Flows for any period, or our previously reported Condensed Consolidated Statements of Operations for any period. As of June 30, 2004 and for the six months then ended, $91.4 million of these short-term investments were classified as cash and cash equivalents on our Condensed Consolidated Balance Sheet and related Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2004, net cash used in investing activities related to these current investments was $1.6 million, which was previously reported as cash and cash equivalents in our Condensed Consolidated Statements of Cash Flows.

        Stock-Based Compensation

        We measure costs related to employee stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and elect to disclose the pro forma impact of accounting for stock-based compensation plans under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB No. 123” (collectively, “SFAS No. 123, as Amended”). Accordingly, no employee compensation cost has been recognized for these plans based on SFAS No. 123, as Amended.

        Had compensation cost for our stock-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, as Amended, our net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$19,933	$23,910	$37,623	$41,701
Pro forma stock-based employee compensation, net of tax	(2,283)	(2,011)	(4,499)	(3,775)

Pro forma net income	$17,650	$21,899	$33,124	$37,926

Earnings per share:
Basic: as reported	$0.61	$0.69	$1.15	$1.20
Basic: pro forma	0.54	0.63	1.01	1.09
Diluted: as reported	0.59	0.66	1.10	1.14
Diluted: pro forma	0.52	0.60	0.97	1.05

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	40.0%	40.0%	40.0%	40.0%
Risk-free interest rate	3.9%	3.9%	3.9%	3.9%
Expected life from vesting date to exercise date, in years	2.8	2.8	2.8	2.8

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of the purchase rights under the employee stock purchase plans is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	33.0%	33.0%	33.0%	33.0%
Risk-free interest rate	3.4%	2.0%	3.4%	2.0%
Expected life in years	0.5	0.5	0.5	0.5

        The weighted average fair value of options and purchase rights granted were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average fair value per underlying share:
Options granted	$21.00	$24.33	$25.17	$21.60
Purchase rights under employee stock purchase plans	13.53	11.51	13.53	11.51

        During the three months ended June 30, 2005, approximately 1,000 Deferred Stock Units valued at $0.1 million were issued. No Deferred Stock Units were issued during the three months ended June 30, 2004. During the six months ended June 30, 2005 and 2004, approximately 10,000 Deferred Stock Units valued at $0.6 million and 9,000 Deferred Stock Units valued at $0.4 million were issued, respectively.

        New Accounting Standards

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Implementation of SFAS No. 123(R) was originally required as of the beginning of the first interim or annual period that begins after June 15, 2005, however, the Securities and Exchange Commission amended the compliance date for public companies to the beginning of their next fiscal year that begins after June 15, 2005. Companies must also recognize compensation expense related to any awards that are not fully vested as of the amended effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, as Amended. We plan to adopt the provisions of SFAS No. 123(R) on January 1, 2006 and do not plan to adjust financial statements for prior periods.

Note 2. Business Acquisitions

        In March 2005, we paid cash of $0.5 million to acquire certain assets of a veterinary reference laboratory located in Switzerland. Goodwill and other intangible assets of $0.2 million and $0.2 million, respectively, were assigned to the Companion Animal Group segment. The results of operations of the acquired business have been included since the acquisition date. Pro forma information has not been presented because such information is not material to the financial statements taken as a whole.

Note 3. Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$20,917	$20,847
Work-in-process	12,164	10,363
Finished goods	48,684	45,214

	$81,765	$76,424

Note 4. Goodwill and Other Intangible Assets

        Goodwill consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Companion Animal Group Segment:
Veterinary reference laboratories	$50,935	$54,067
Pharmaceuticals	13,745	13,745
Other goodwill	588	593
Water Segment:
Water testing products	15,987	16,885
Food Diagnostics Group Segment:
Production animal diagnostics	6,560	7,647

	$87,815	$92,937

        During the six months ended June 30, 2005, we acquired $0.2 million of goodwill related to an acquisition. See Note 2. The remaining change in goodwill during the six months ended June 30, 2005 resulted primarily from changes in foreign currency exchange rates.

        Intangible assets other than goodwill consist of the following (in thousands):

	June 30, 2005		December 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Existing technologies	$9,350	$2,603	$10,309	$1,987
Licenses	3,800	1,583	3,800	1,409
Customer relationships	13,149	859	14,249	362
Customer lists	638	411	638	377
Noncompete agreements	2,676	862	2,686	591
Patents	5,996	1,839	6,211	1,744
Other	120	14	136	2

	$35,729	$8,171	$38,029	$6,472

        During the six months ended June 30, 2005, we acquired $0.2 million of amortizable intangible assets related to an acquisition. See Note 2. The remaining change in the cost of intangible assets other than goodwill during the six months ended June 30, 2005 resulted primarily from changes in foreign currency exchange rates.

        Amortization expense of intangible assets was $0.9 million and $0.3 million for the three months ended June 30, 2005 and 2004, respectively. Amortization expense of intangible assets was $1.9 million and $0.6 million for the six months ended June 30, 2005 and 2004, respectively. The increase in amortization expense for the six months ended June 30, 2005 compared to the expense for the six months ended June 30, 2004 results from amortization of intangibles acquired in connection with businesses acquired in 2004. See Note 3 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission for additional information about these business acquisitions.

Note 5. Warranty and Extended Maintenance Agreement Reserves

        We provide for the estimated cost of product warranties in cost of product revenue at the time revenue is recognized. Our actual warranty obligation is affected by product failure rates and service costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from management’s estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve for products sold to customers for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Balance, beginning of period	$3,355	$4,988	$3,679	$3,303
Provision for warranty expense	805	1,105	1,538	2,290
Provision for (benefit of) change in estimate of prior
warranty expense	(22)	(480)	(230)	888
Settlement of warranty liability	(931)	(940)	(1,780)	(1,808)

Balance, end of period	3,207	4,673	3,207	4,673
Long-term portion	818	1,597	818	1,597

Current portion of warranty reserves	$2,389	$3,076	$2,389	$3,076

        The benefits of the change in estimate of prior warranty expense for the three months ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 were due to improved service experience for LaserCyte® instruments during the periods. The provision for the change in estimate of prior warranty expense for the six months ended June 30, 2004 was due to deteriorating service experience for LaserCyte® instruments during the three months ended March 31, 2004, partly offset by improvements during the three months ended June 30, 2004.

        We sell extended maintenance agreements covering instruments and recognize associated revenue over the life of the contracts. As of December 31, 2004, we anticipated that losses would be incurred for certain of these contracts and recognized provisions for the estimated losses. The anticipated loss reserve was $0.1 million as of December 31, 2004. No loss on extended maintenance agreements is anticipated as of June 30, 2005.

Note 6. Income Taxes

        The effective income tax rates for the three months and six months ended June 30, 2005 were 33.3% and 33.5%, respectively, compared with 25.0% and 28.2% for the three and six months ended June 30, 2004, respectively. The majority of the increase in the effective tax rate for the three months and six months ended June 30, 2005 compared to the same periods ended June 30, 2004 resulted from a reduction in previously accrued taxes in connection with the resolution in 2004 of an Internal Revenue Service income tax audit through the year 2001. Other rate reductions in 2004 resulted from the release of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates.

        The recently enacted American Jobs Creation Act of 2004 allows for a reduced rate of United States tax on qualifying repatriations of earnings held outside the United States. We are currently studying the impact of this provision and have not made a final determination as to the amounts, if any, which will be repatriated. As such, the income tax effect of any repatriation cannot be estimated.

Note 7. Comprehensive Income (in thousands):

        The following is a summary of comprehensive income for the three and six months ended June 30, 2005 and 2004, respectively (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$19,933	$23,910	$37,623	$41,701
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,711)	(681)	(10,082)	35
Change in fair value of foreign currency
contracts classified as hedges, net of tax	1,901	1,007	3,827	1,977
Change in fair market value of
investments, net of tax	1	(109)	(19)	(80)

Comprehensive income	$16,124	$24,127	$31,349	$43,633

Note 8. Earnings per Share

        The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	32,603	34,572	32,769	34,669
Weighted average deferred stock units outstanding	24	12	21	10

	32,627	34,584	32,790	34,679

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	32,627	34,584	32,790	34,679
Dilutive effect of options issued to employees and directors	1,433	1,839	1,460	1,768

	34,060	36,423	34,250	36,447

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

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2005	2004		2005	2004
Weighted average number of shares underlying anti-dilutive
options	625		-	517	9
Weighted average exercise price per underlying share of
anti-dilutive options	$57.55	$	N/A	$57.55	$60.93
Weighted average market value per share	$56.75		$62.35	$56.13	$56.54

        The following table presents additional information concerning the exercise prices of options outstanding at the end of the period (in thousands, except per share amounts):

	June 30, 2005	June 30, 2004
Closing price per share of our common stock	$62.33	$62.94

Number of shares underlying options with exercise prices below the closing price	4,128	3,979
Number of shares underlying options with exercise prices equal to or above the closing price	-	-

Total number of shares underlying outstanding options	4,128	3,979

Note 9. Commitments and Contingencies

        During the six months ended June 30, 2005, there was no significant change in our material commitments and contingencies, described in Notes 10 and 16 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, except as described below.

        We purchase the slides sold for use in our VetTest® instruments at pre-determined prices under a long-term agreement with a supplier. In June 2005, we amended this agreement to, among other things, extend its term from 2018 to 2020 and we agreed to commit to up to an aggregate of $4.0 million of capital purchase obligations in connection with the design and construction of automated production equipment at our supplier’s facility that will be used to manufacture consumables for use in our next-generation chemistry analyzer. We expect to pay $3.2 million of this commitment in 2006 and 2007, and $0.8 million in approximately 2009. The amendment did not modify our purchase obligations under this agreement.

        On June 18, 2003, we formed a joint venture, Beijing IDEXX-Yuanheng Laboratories Co. Limited (the “Venture”), with Beijing Anheal Laboratories Company Ltd. (“Anheal”), formerly known as Beijing Fortunate Century Animal Health Co., Ltd., to assemble and market veterinary diagnostic products for production animals in China. The Venture is headquartered in Beijing, China. Our initial equity interest in the Venture is 40%, however, we are committed to acquire an additional 20% of the Venture from Anheal within two years of the issuance by the Chinese authority of the business license to the Venture, subject to Chinese government approval of the ownership change. As of June 30, 2005, we are obligated to make future capital contributions of $0.5 million before August 11, 2005. In addition, we are obligated to pay $0.6 million for the additional 20% interest discussed above, and to make an additional $1.5 million capital contribution to the Venture within three months after the approval by the Chinese government of the additional 20% interest. The Venture has not yet submitted an application to the relevant Chinese authority for approval of the change in ownership, thus the effective due date of our obligation for these expenditures may be delayed. We are also obligated to make available to the Venture selected technology, know-how and licenses and to assist with certain logistical, management training and operating matters. In connection with the joint venture agreement, we have not entered into indemnification agreements or assumed liabilities predating the establishment of the Venture. We are evaluating, with Anheal, the joint venture structure and may agree to revise the joint venture agreement. A modification of the agreement may impact our future obligations. However, the commitments described above reflect our significant commitments at this time.

        We are subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. However, actual losses with respect to these contingencies could exceed our accruals. Contingency matters are summarized below:

        Under our workers’ compensation insurance policy for U.S. employees for the year ending December 31, 2005, we retain the first $0.25 million in claim liability per incident and approximately $2.5 million in aggregate claim liability based on actual payroll expense. For the year ended December 31, 2004, we retained the first $0.25 million in claim liability per incident and $3.0 million in aggregate claim liability. For the year ended December 31, 2003, we retained the first $0.25 million in claim liability per incident and $1.4 million in aggregate claim liability. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized cumulative expenses of $0.6 million and $0.7 million for claims incurred during the years ended December 31, 2004 and 2003, respectively, and $0.4 million for claims incurred during the six months ended June 30, 2005. In connection with these policies, we have outstanding letters of credit totaling $1.6 million to the insurance companies as security for these claims as of June 30, 2005.

        Under our employee health care insurance policy, we retain claims liability risk up to $0.1 million per incident and an aggregate claim limit based on monthly participation levels in the employee health care plan. We estimate the provision for the uninsured portion of employee health care obligations based on costs of claims incurred and an estimate for claims incurred but not reported. Should actual employee health care claims liability exceed estimates, we are liable for up to an additional $1.9 million for potential uninsured obligations as of June 30, 2005. We have insurance coverage of $1.0 million for claims above the aggregate limit. Should employee health insurance claims exceed this coverage, we would have further obligations for the amount in excess of such coverage.

        We have entered into employment agreements with two of our officers whereby payments may be required if we terminate their employment without cause. The amounts payable are based upon the executives’ salaries at the time of termination and the cost of continuing to provide certain benefits. Had both of such officers been terminated as of June 30, 2005, we would have had aggregate obligations of approximately $1.9 million under such agreements. We have entered into employment agreements with each officer of IDEXX that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control of the Company. The amounts payable under these agreements are based on the officer’s salary and bonus history at the time of termination and the cost of continuing to provide certain benefits. Had all of the Company’s officers been terminated following a change in control as of June 30, 2005, we would have had aggregate obligations of approximately $11.1 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options held by two of the officers immediately upon a change in control, and of all stock options held by the other executive officers upon any qualifying termination following a change in control. We also have employment agreements with other employees through 2009 that provide for total payments of $1.5 million.

        From time to time, we have received notices alleging that our products infringe third-party proprietary rights, although we are not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that we will prevail in any infringement proceedings that may be commenced against the Company. If we lose any such litigation, we may be stopped from selling certain products and/or we may be required to pay damages as a result of the litigation.

Note 10. Treasury Stock

        The Board of Directors has authorized the repurchase of up to 14,000,000 shares of the Company’s common stock in the open market or in negotiated transactions. During the three and six months ended June 30, 2005, we repurchased 366,900 and 897,700 shares of common stock for $20.9 million and $50.4 million, respectively. During the three and six months ended June 30, 2004, we repurchased 573,400 and 1,007,900 shares of common stock for $35.7 million and $57.7 million, respectively. In addition, during the three and six months ended June 30, 2004, we received approximately 100 and 1,100 shares of stock, respectively, that had been owned by the holder for greater than six months, in payment for the exercise price of stock options. The 1,100 shares had a market value of less than $0.1 million. From the inception of the program in August 1999 to June 30, 2005, we repurchased 12,852,500 shares for $392.7 million and received 170,400 shares of stock with a market value of $6.0 million in payment for the exercise price of stock options.

Note 11. Preferred Stock Purchase Rights

        Under our Shareholder Rights Plan (the “Plan”), each preferred stock purchase right may be exercised to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $200.00. The rights will be exercisable only if a person or group has acquired beneficial ownership of 25% or more of our common stock (“Common Stock”) or commenced a tender or exchange offer that would result in such a person or group owning 30% or more of the Common Stock. We generally will be entitled to redeem the rights, in whole, but not in part, at a price of $.01 per right at any time until the tenth business day following a public announcement that a 25% stock position has been acquired and in certain other circumstances. Prior to an amendment to the Plan in March 2005, the rights were exercisable if a person or group had acquired beneficial ownership of 20% or more of the Common Stock or commenced a tender or exchange offer that would result in such a person or group owning 30% or more of the Common Stock.

        If any person or group becomes a beneficial owner of 25% or more of the Common Stock (except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside members of our Board of Directors), each right not owned by a 25% stockholder will enable its holder to purchase such number of shares of Common Stock as is equal to the exercise price of the right divided by one-half of the current market price of the Common Stock on the date of the occurrence of the event. Prior to the March 2005 amendment, these rights were exercisable if any person or group had acquired beneficial ownership of 20% or more of the Common Stock, subject to the exception. In addition, if we are thereafter acquired in a merger or other business combination with another person or group in which we are not the surviving corporation or in connection with which our Common Stock is changed or converted, or if we sell or transfer 50% or more of its assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase such number of shares of common stock of such other person as is equal to the exercise price of the right divided by one-half of the current market price of such common stock on the date of the occurrence of the event.

        See Note 12 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission for additional information about the Plan.

Note 12. Segment Reporting

        Information regarding our segments is disclosed in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also requires related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is the Chief Executive Officer.

        We are organized into business units by market and customer group. Our reportable operating segments include the Companion Animal Group (“CAG”), the Water testing business (“Water”) and the Food Diagnostics Group (“FDG”) and other. CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in food animals and food. Other encompasses activities that are not included in the reportable segments and is comprised primarily of corporate research and development and interest income.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in Notes 2 and 18.

        The following is the segment information (in thousands):

	For the Three Months Ended June 30,
	CAG	Water	FDG	Other	Consolidated Total
2005
Revenues	$131,332	$14,271	$15,027	$--	$160,630

Income (loss) from operations	$21,411	$6,540	$1,760	$(825)	$28,886

Interest income					871

Income before provisions for
income taxes and partner's interest					29,757
Provision for income taxes					9,934
Partner's interest in loss of subsidiary					(110)

Net income					$19,933

2004
Revenues	$112,731	$13,004	$11,644	$--	$137,379

Income (loss) from operations	$23,461	$5,972	$2,397	$(775)	$31,055

Interest income					756

Income before provisions for
income taxes and partner's interest					31,811
Provision for income taxes					7,974
Partner's interest in loss of subsidiary					(73)

Net income					$23,910

	For the Six Months Ended June 30,
	CAG	Water	FDG	Other	Consolidated Total
2005
Revenues	$256,212	$27,077	$29,767	$--	$313,056

Income (loss) from operations	$40,299	$12,044	$4,338	$(1,657)	$55,024

Interest income					1,374

Income before provisions for
income taxes and partner's interest					56,398
Provision for income taxes					18,986
Partner's interest in loss of subsidiary					(211)

Net income					$37,623

2004
Revenues	$222,561	$24,858	$23,377	$--	$270,796

Income (loss) from operations	$41,709	$11,027	$5,320	$(1,700)	$56,356

Interest income					1,485

Income before provisions for
income taxes and partner's interest					57,841
Provision for income taxes					16,346
Partner's interest in loss of subsidiary					(206)

Net income					$41,701

        Revenues by product and service categories were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
CAG revenue:
Instruments and consumables	$53,045	$48,424	$105,918	$97,235
Rapid assay products	27,397	26,172	52,149	50,417
Laboratory and consulting services	40,367	28,472	76,911	55,577
Computer systems and digital radiography	7,199	6,591	14,660	13,919
Pharmaceutical products	3,324	3,072	6,574	5,413

Net CAG revenue	131,332	112,731	256,212	222,561

Net Water revenue	14,271	13,004	27,077	24,858

FDG revenue:
Production animal products	10,956	7,585	21,818	15,483
Dairy testing products	4,071	4,059	7,949	7,894

Net FDG revenue	15,027	11,644	29,767	23,377

Net revenue	$160,630	$137,379	$313,056	$270,796

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to future revenue growth rates, demand for our products, realizability of assets, warranty expense, and competition. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions of IDEXX and its management; and are not guarantees of future performance. Actual results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Future Operating Results” in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2004. The risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2004 do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

BUSINESS OVERVIEW

        We operate primarily through three business segments: the Companion Animal Group (“CAG”), Water testing business (“Water”) and the Food Diagnostics Group (“FDG”). CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. CAG is comprised of the following product and service categories: instruments and consumables, rapid assays, laboratory and consulting services, computer systems and digital radiography, and pharmaceuticals. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in food animals and food. Other items that are not included in our reportable segments are comprised primarily of corporate research and development and interest income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six month periods ended June 30, 2005 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”, except as described in the next paragraph.

        We sell extended maintenance agreements covering instruments and recognize associated revenue over the life of the contracts. As of December 31, 2004, we anticipated that losses would be incurred for certain of these contracts and recognized provisions for the estimated losses. The anticipated loss reserve was $0.1 million as of December 31, 2004. No loss on extended maintenance agreements is anticipated as of June 30. 2005.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue

        Total Company. Revenue increased $23.3 million, or 17%, to $160.6 million from $137.4 million for the same period of the prior year. The following table presents revenue by operating segment:

For the Three Months Ended June 30,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
CAG	$131,332	$112,731	$18,601	16.5%	1.1%	15.4%
Water	14,271	13,004	1,267	9.7%	1.7%	8.0%
FDG	15,027	11,644	3,383	29.1%	3.3%	25.8%

Total Company	$160,630	$137,379	$23,251	16.9%	1.3%	15.6%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended June 30, 2004 to the quarter ended June 30, 2005.

        Companion Animal Group. Revenue for CAG increased $18.6 million, or 17%, to $131.3 million from $112.7 million for the same period of the prior year. Laboratories acquired during 2004 and 2005 contributed approximately 7% to CAG revenue growth during the period. The following table presents revenue by product and service categories for CAG:

For the Three Months Ended June 30,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Instruments and consumables	$53,045	$48,424	$4,621	9.5%	1.7%	7.8%
Rapid assay products	27,397	26,172	1,225	4.7%	0.7%	4.0%
Laboratory and consulting services	40,367	28,472	11,895	41.8%	0.8%	41.0%
Computer systems and digital radiography	7,199	6,591	608	9.2%	0.3%	8.9%
Pharmaceutical products	3,324	3,072	252	8.2%	0.1%	8.1%

Net CAG Revenue	$131,332	$112,731	$18,601	16.5%	1.1%	15.4%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended June 30, 2004 to the quarter ended June 30, 2005.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        Because our instrument consumables, rapid assay products, and pharmaceutical products are sold in the U.S. and certain other geographies by distributors, distributor purchasing dynamics have an impact on our reported sales of these products. Distributors purchase products from us and sell them to veterinary clinics, who are the end-users. Distributor purchasing dynamics may be affected by many factors and may be unrelated to underlying end-user demand for our products. Fluctuations in distributors’ inventories may cause reported results in a period not to be representative of underlying end-user demand. Therefore, we believe it is important to track distributor sales to end-users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue growth.

        Where growth rates are affected by changes in end-user demand, we refer to the impact of clinic-level sales on growth. Where growth rates are affected by distributor purchasing dynamics we refer to the impact of changes in distributors’ inventories. If during the comparable period of the prior year, distributors’ inventories grew by more than those inventories grew in the current year, then changes in distributors’ inventories have a negative impact on our reported sales in the current period. Conversely, if during the comparable period of the prior year, distributors’ inventories grew by less than those inventories grew in the current year, then distributors’ inventories have a positive impact on our reported sales in the current period.

        The increase in sales of instruments and consumables was due mainly to increased clinic-level sales volume of consumables and, to a lesser extent, to increased sales volume of instruments, partly offset by an unfavorable impact from changes in distributors’ inventory levels. Clinic-level sales volumes increased primarily due to higher worldwide sales of VetTest® slides and, to a lesser extent, tubes used with our hematology instruments. Increased hematology and VetTest® instrument consumables sales volume was due primarily to an increase in our installed base of instruments throughout 2004 and the first half of 2005.

        The increase in sales of rapid assay products was due primarily to increased domestic clinic-level sales volume of our canine combination test, the SNAP® 3Dx®, which tests simultaneously for Lyme disease, Ehrlichia canis and heartworm, and, to a lesser extent, increased domestic clinic-level sales volume of our feline combination test, the SNAP® Combo FIV antibody / FeLV antigen test, and higher average unit sales prices. These increases were partly offset by an unfavorable impact from changes in distributors’ inventory levels.

        The increase in sales of laboratory and consulting services resulted primarily from the inclusion of sales from laboratories acquired during 2004 and the first quarter of 2005 and, to a lesser extent, higher testing volume and the impact of price increases. Laboratories acquired during 2004 and the first quarter of 2005 contributed approximately 27% to laboratory and consulting services revenue growth during the period. Growth in sales of laboratory services in 2005 relative to 2004 will continue to be positively affected by the inclusion of results from Vet Med Lab, a Germany-based veterinary reference laboratory acquired in November 2004. For the second half of 2005, we expect incremental sales from Vet Med Lab of $7 to $9 million.

        The increase in sales of computer systems and digital radiography resulted from increased sales volume of computer systems and digital radiography instruments. The increased sales volume of computer systems was partly offset by lower average prices of those systems resulting from a shift in sales mix toward lower priced systems and by decreased sales of computer hardware upgrades. The increase in digital radiography revenue was primarily due to an increase in the number of systems sold.

        The increase in sales of pharmaceutical products resulted primarily from increased clinic-level demand and, to a lesser extent, from price increases on certain products. These increases were, partly offset by reduced sales of SURPASS®, our equine topical anti-inflammatory cream. Sales of SURPASS® were higher in 2004 as a result of initial purchases by distributors to build inventory in connection with our launch of the product.

        Water. Revenue for Water increased $1.3 million, or 10%, to $14.3 million from $13.0 million for the same period of the prior year. The increase resulted primarily from higher sales volume in the Americas and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S., partly offset by lower average unit sales prices attributable to both greater price competition in certain geographies and higher relative sales in geographies where products are sold at lower unit prices. The favorable impact of currency exchange rates contributed an aggregate of $0.2 million, or 2%, to the increase in Water revenue.

        Food Diagnostics Group. Revenue for FDG increased $3.4 million, or 29%, to $15.0 million from $11.6 million for the same period of the prior year. Businesses acquired during 2004 contributed approximately 14% to FDG revenue growth during the quarter. The following table presents revenue by product and service categories for FDG:

For the Three Months Ended June 30,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Production animal products	$10,956	$7,585	$3,371	44.4%	3.7%	40.7%
Dairy testing products	4,071	4,059	12	0.3%	2.2%	(1.9%)

Net FDG revenue	$15,027	$11,644	$3,383	29.1%	3.3%	25.8%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended June 30, 2004 to the quarter ended June 30, 2005.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of production animal products resulted primarily from higher livestock diagnostics sales volume in Europe, including sales attributable to Dr. Bommeli AG (“Bommeli”), a Switzerland-based manufacturer of production animal products acquired in the fourth quarter of 2004, and, to a lesser extent, higher domestic livestock and poultry sales volume. Businesses acquired during 2004 contributed approximately 22% to production animal products revenue growth during the period.

        The decrease in sales of dairy testing products, net of the currency effect, resulted primarily from the divestiture of a product and higher relative sales in geographies where products are sold at lower unit prices.

Gross Profit

        Total Company. Gross profit increased $8.6 million, or 12%, to $80.6 million from $72.0 million for the same period of the prior year. As a percentage of total revenue, gross profit decreased to 50% from 52%. The following table presents gross profit and gross profit percentage by operating segment:

For the Three Months Ended June 30,
Gross Profit (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$62,825	47.8%	$56,109	49.8%	$6,716	12.0%
Water	9,622	67.4%	8,748	67.3%	874	10.0%
FDG	8,128	54.1%	7,145	61.4%	983	13.8%

Total Company	$80,575	50.2%	$72,002	52.4%	$8,573	11.9%

        Companion Animal Group. Gross profit for CAG increased $6.7 million, or 12%, to $62.8 million from $56.1 million for the same period of the prior year due primarily to increased sales volume across the CAG product lines, partly offset by a decrease in the gross profit percentage to 48% from 50%. The decrease in gross profit percentage was attributable primarily to higher service costs and depreciation associated with our growing installed base of VetTest® chemistry analyzers and other rental instruments; higher net product costs and write-downs of excess pharmaceutical product inventory; and greater relative sales of lower margin products and services. To a lesser extent, the decrease in the gross profit percentage resulted from more favorable product warranty liability adjustments for LaserCyte® instruments in the same period of the prior year.

        The increased proportion of sales of lower margin products and services resulted mainly from high sales volume growth of laboratory services, primarily from acquisitions, and of hematology instruments. LaserCyte® service experience continued to improve during the quarter and resulted in a modest favorable change in our estimated cost of product warranty liability for all placed instruments for which we have such future obligations, however, the incremental improvements in the same period of the prior year were relatively greater. The relatively greater improvement in the 2004 period resulted in an unfavorable comparison of the gross profit percentage. These decreases in the gross profit percentage were partly offset by price increases, particularly for laboratory and consulting services; the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses; and higher productivity in laboratories.

        Water. Gross profit for Water increased $0.9 million, or 10%, to $9.6 million from $8.7 million for the same period of the prior year due primarily to increased sales volume. As a percentage of revenue, gross profit was approximately constant at 67% compared to the same period of the prior year. The gross profit percentage benefit from the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, was almost completely offset by relatively higher sales volume of lower margin products and lower average unit sales prices.

        Food Diagnostics Group. Gross profit for FDG increased $1.0 million, or 14%, to $8.1 million from $7.1 million for the same period of the prior year due primarily to increased sales volume, partly offset by a decrease in the gross profit percentage to 54% from 61%. During the same period of the prior year, a reduction of approximately $0.9 million in an estimated liability for a third party claim was accounted for as a reduction in cost of revenue and resulted in an unusually high gross profit percentage. To a lesser extent, higher net product costs also unfavorably impacted gross profit. These decreases were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, and, to a lesser extent, by higher relative sales of higher margin livestock products.

Operating Expenses and Operating Income

        Total Company. Total operating expenses increased $10.7 million to $51.7 million from $40.9 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 32% from 30% for the same period of the prior year.

        Operating income decreased $2.2 million to $28.9 million from $31.1 million for the same period of the prior year. As a percentage of revenue, operating income decreased from 23% to 18%. During the three months ended June 30, 2004, operating income benefited from the reduction in an estimated liability for a third party claim, described above, and a payment received to settle certain litigation. These discrete items increased operating income as a percentage of total company revenue one percentage point for the three months ended June 30, 2004. The remaining difference of 4% in operating income percentage for the three months ended June 30, 2005, compared to the same period of the prior year, was attributable, in part, to the expansion of the CAG sales and marketing organization during 2004 and the first half of 2005, and, to a lesser extent, amortization expense for intangible assets and integration costs associated with the businesses acquired during the fourth quarter of 2004.

        We expect operating income as a percentage of revenue to improve over the second half of 2005 compared to the first half by approximately 100 basis points as we begin to see returns on our investments described above.

        The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended June 30,
Operating Expenses (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$41,414	31.5%	$32,648	29.0%	$8,766	26.9%
Water	3,082	21.6%	2,776	21.3%	306	11.0%
FDG	6,368	42.4%	4,748	40.8%	1,620	34.1%
Other	825	N/A	775	N/A	50	6.5%

Total Company	$51,689	32.2%	$40,947	29.8%	$10,742	26.2%

Operating Income (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$21,411	16.3%	$23,461	20.8%	$(2,050)	(8.7%	)
Water	6,540	45.8%	5,972	45.9%	568	9.5%
FDG	1,760	11.7%	2,397	20.6%	(637)	(26.6%	)
Other	(825)	N/A	(775)	N/A	(50)	(6.5%	)

Total Company	$28,886	18.0%	$31,055	22.6%	$(2,169)	(7.0%	)

        Companion Animal Group. Operating expenses for CAG increased $8.8 million, or 27%, to $41.4 million from $32.6 million for the same period of the prior year and, as a percentage of revenue, increased to 32% from 29%. The increase was attributable to a 26% ($4.6 million) increase in sales and marketing expense, a 34% ($3.1 million) increase in general and administrative expense, and a 17% ($1.0 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from higher sales commissions as a result of revenue performance; increased worldwide sales, marketing and customer service personnel; and, to a lesser extent, from ongoing expenses attributable to the Vet Med Lab business acquired in the fourth quarter of 2004. The increase in general and administrative expense resulted primarily from expenses attributable to the Vet Med Lab business, comprised of general and administrative expenses of a recurring nature, amortization expense for intangible assets acquired and integration costs. To a lesser extent, the increase in general and administrative expense was also attributable to higher spending on information technology and other corporate functions; the positive impact in 2004 of a payment received to settle certain litigation; and the unfavorable impact of exchange rates on foreign currency denominated expenses. The increase in research and development expense resulted primarily from increased spending for instrumentation and, to a lesser extent, rapid assay and pharmaceutical product development.

        Water. Operating expenses for Water increased $0.3 million, or 11%, to $3.1 million from $2.8 million for the same period of the prior year and, as a percentage of revenue, increased to 22% from 21%. The increase was attributable to an 18% ($0.2 million) increase in general and administrative expense, a 22% ($0.1 million) increase in research and development expense, and a 2% (less than $0.1 million) increase in sales and marketing expense. The increase in general and administrative expense resulted primarily from higher spending on information technology and other corporate functions. The increase in research and development expense resulted primarily from increased spending on development of our Quanti-Disc™ product, which we launched during the quarter and for which we are currently in the process of seeking regulatory approval in the European Union. There were no significant fluctuations in the nature and amounts of sales and marketing expense.

        Food Diagnostics Group. Operating expenses for FDG increased $1.6 million, or 34%, to $6.4 million from $4.7 million for the same period of the prior year and, as a percentage of revenue, increased to 42% from 41%. The increase resulted from a 66% ($0.9 million) increase in general and administrative expense, a 28% ($0.6 million) increase in sales and marketing expense, and a 9% ($0.1 million) increase in research and development expense. The increase in general and administrative expense resulted primarily from amortization expense for intangible assets associated with the acquisition of Bommeli in the fourth quarter of 2004 and, to a lesser extent, from higher spending on information technology and other corporate functions; other general and administrative expenses of a recurring nature to support the additional activities associated with Bommeli; and the unfavorable impact of exchange rates on foreign currency denominated expenses. We anticipate greater costs during the second half of 2005 due to additional integration costs for the Bommeli acquisition and the associated consolidation of our European production animal business. The increase in sales and marketing expense resulted primarily from the addition of Bommeli sales and marketing activities, and to sales and marketing costs to support the launch of our HerdChek® BSE Antigen Test Kit. The increase in research and development expense was due primarily to the addition of Bommeli research and development activities.

        Other. Operating expenses, consisting of corporate research and development, were approximately constant at $0.8 million, with an increase of less than $0.1 million, or 7%, from the same period of the prior year.

Interest Income

        Net interest income was $0.9 million for the three months ended June 30, 2005 compared to $0.8 million for the three months ended June 30, 2004. The increase in interest income was due to higher effective interest rates partly offset by lower invested cash balances.

Provision for Income Taxes

        The effective income tax rate for the three months ended June 30, 2005 was 33.3%, compared with 25.0% for the three months ended June 30, 2004. The 2004 income tax rate was positively impacted by several discrete items. The majority of the increase in the effective tax rate for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 resulted from a reduction of previously accrued taxes in connection with the resolution of an Internal Revenue Service income tax audit through the year 2001. Other rate reductions in 2004 resulted from the release of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates.

        The recently enacted American Jobs Creation Act of 2004 allows for a reduced rate of United States tax on qualifying repatriations of earnings held outside the United States. We are currently studying the impact of this provision and we have not made a final determination as to the amounts, if any, which will be repatriated. As such, the income tax effect of any repatriation cannot be estimated.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue

        Total Company. Revenue increased $42.3 million, or 16%, to $313.1 million from $270.8 million for the same period of the prior year. The following table presents revenue by operating segment:

For the Six Months Ended June 30,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
CAG	$256,212	$222,561	$33,651	15.1%	1.1%	14.0%
Water	27,077	24,858	2,219	8.9%	1.7%	7.2%
FDG	29,767	23,377	6,390	27.3%	3.2%	24.1%

Total Company	$313,056	$270,796	$42,260	15.6%	1.3%	14.3%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the six months ended June 30, 2004 to the six months ended June 30, 2005.

        Companion Animal Group. Revenue for CAG increased $33.7 million, or 15%, to $256.2 million from $222.6 million for the same period of the prior year. Laboratories acquired during 2004 and 2005 contributed approximately 7% to CAG revenue growth during the period. The following table presents revenue by product and service categories for CAG:

For the Six Months Ended June 30,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Instruments and consumables	$105,918	$97,235	$8,683	8.9%	1.7%	7.2%
Rapid assay products	52,149	50,417	1,732	3.4%	0.6%	2.8%
Laboratory and consulting services	76,911	55,577	21,334	38.4%	0.7%	37.7%
Computer systems and digital radiography	14,660	13,919	741	5.3%	0.3%	5.0%
Pharmaceutical products	6,574	5,413	1,161	21.4%	0.1%	21.3%

Net CAG Revenue	$256,212	$222,561	$33,651	15.1%	1.1%	14.0%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the six months ended June 30, 2004 to the six months ended June 30, 2005.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of instruments and consumables was due mainly to increased clinic-level sales volume of consumables and, to a lesser extent, to increased sales volume of hematology and chemistry instruments, partly offset by an unfavorable impact from changes in distributors’ inventory levels. The increased sales volume of consumables was due primarily to higher worldwide clinic-level sales of VetTest® slides and, to a lesser extent, to increased sales of consumables used with our VetLyte® instruments and higher worldwide clinic-level sales of tubes used with our hematology instruments. Increased hematology and VetTest® instrument consumables sales volume was due primarily to an increase in our installed base of instruments throughout 2004 and the first half of 2005. The timing of shipments between the fourth quarter of 2004 and the first quarter of 2005 for one of our consumables had a favorable impact of slightly below 2% on the growth rate for instruments and consumables during the first half of 2005.

        The increase in sales of rapid assay products was due primarily to increased domestic clinic-level sales volume of our canine combination test, the SNAP® 3Dx®, and, to a lesser extent, higher average unit sales prices for feline products. These increases were partly offset by lower average unit sales prices for canine products due mainly to timing of marketing programs, lower domestic clinic-level sales volume of feline products, and an unfavorable impact from changes in distributors’ inventory levels. Rapid assay sales during the first quarter of 2004 were particularly strong due to various factors, including targeted marketing and sales efforts, and the favorable impact from distributor inventory changes. Accordingly, sales growth during the first quarter, and the first half, of 2005 is lower in comparison. We anticipate the rapid assay growth rate to be in the 7% to 9% range through the balance of the year.

        The increase in sales of laboratory and consulting services resulted primarily from the inclusion of sales from laboratories acquired during 2004 and the first quarter of 2005 and, to a lesser extent, higher testing volume and the impact of price increases. Laboratories acquired during 2004 and the first quarter of 2005 contributed approximately 28% to laboratory and consulting services revenue growth during the period.

        The increase in sales of computer systems and digital radiography primarily reflects increased sales volume of digital radiography instruments. Increased sales volume of computer systems was substantially offset by lower average unit prices.

        The increase in sales of pharmaceutical products resulted primarily from increased clinic-level demand and, to a lesser extent, from price increases on certain products, partly offset by reduced sales of SURPASS®, our equine topical anti-inflammatory cream. Sales of SURPASS® were higher in 2004 as a result of initial purchases by distributors to build inventory in connection with our launch of the product.

        Water. Revenue for Water increased $2.2 million, or 9%, to $27.1 million from $24.9 million for the same period of the prior year. The increase resulted primarily from higher worldwide sales volume and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S., partly offset by lower average unit sales prices attributable to both greater price competition in certain geographies and higher relative sales in geographies where products are sold at lower unit prices. The favorable impact of currency exchange rates contributed an aggregate of $0.4 million, or 2%, to the increase in Water revenue.

        Food Diagnostics Group. Revenue for FDG increased $6.4 million, or 27%, to $29.8 million from $23.4 million for the same period of the prior year. Businesses acquired during 2004 contributed approximately 13% to FDG revenue growth during the quarter. The following table presents revenue by product and service categories for FDG:

For the Six Months Ended June 30,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Production animal products	$21,818	$15,483	$6,335	40.9%	3.7%	37.2%
Dairy testing products	7,949	7,894	55	0.7%	2.2%	(1.5%)

Net FDG revenue	$29,767	$23,377	$6,390	27.3%	3.2%	24.1%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the six months ended June 30, 2004 to the six months ended June 30, 2005.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of production animal products resulted primarily from higher worldwide sales volume of livestock and poultry diagnostics, including sales attributable to acquisitions. Businesses acquired during 2004 contributed approximately 19% to production animal products revenue growth during the period. These increases were partly offset by lower average unit prices of certain production animal products. The lower average unit prices were attributable to both greater price competition in certain geographies and higher relative sales in geographies where products are sold at lower unit prices.

        The decrease in sales of dairy testing products, net of the currency effect, resulted primarily from the divestiture of a product and lower average unit prices. The lower average unit prices were attributable to both greater price competition in certain geographies and higher relative sales in geographies where products are sold at lower unit prices.

Gross Profit

        Total Company. Gross profit increased $17.6 million, or 13%, to $156.7 million from $139.0 million for the same period of the prior year. As a percentage of total revenue, gross profit decreased to 50% from 51%. The following table presents gross profit and gross profit percentage by operating segment:

For the Six Months Ended June 30,
Gross Profit (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$122,088	47.7%	$108,185	48.6%	$13,903	12.9%
Water	18,099	66.8%	16,741	67.3%	1,358	8.1%
FDG	16,468	55.3%	14,122	60.4%	2,346	16.6%

Total Company	$156,655	50.0%	$139,048	51.3%	$17,607	12.7%

        Companion Animal Group. Gross profit for CAG increased $13.9 million, or 13%, to $122.1 million from $108.2 million for the same period of the prior year due primarily to increased sales volume across the CAG product lines, partly offset by a lower gross profit percentage. As a percentage of revenue, gross profit decreased to 48% from 49%. The decrease in gross profit percentage was attributable primarily to higher service costs and depreciation associated with our growing installed base of VetTest® chemistry analyzers and other rental instruments; higher net product costs and write-downs of excess pharmaceutical product inventory; and, to a lesser extent, greater relative sales of lower margin products and services. The increased proportion of sales of lower margin products and services resulted mainly from high sales volume growth of laboratory services, primarily as a result of acquisitions. These decreases were partly offset by lower service costs related to our LaserCyte® hematology instrument; the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses; and price increases, particularly for laboratory and consulting services.

        Water. Gross profit for Water increased $1.4 million, or 8%, to $18.1 million from $16.7 million for the same period of the prior year due to increased sales volume. As a percentage of Water revenue, gross profit was approximately constant at 67% compared to the same period of the prior year. The gross profit percentage was unfavorably impacted by higher product costs and lower average unit sales prices, but these decreases were almost completely offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.

        Food Diagnostics Group. Gross profit for FDG increased $2.3 million, or 17%, to $16.5 million from $14.1 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 55% from 60%. During the same period of the prior year, a reduction of approximately $0.9 million in an estimated liability for a third party claim was accounted for as a reduction in cost of revenue and resulted in an unusually high gross profit percentage. The decrease in gross profit percentage was also attributable to higher net product costs and the unfavorable impact of the purchase accounting for finished goods acquired in connection with the acquisition of Bommeli in the fourth quarter of 2004. These decreases were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses; lower royalty costs due to more favorable royalty rates on certain production animal products; and, to a lesser extent, by higher relative sales of higher margin livestock products.

Operating Expenses and Operating Income

        Total Company. Total operating expenses increased $18.9 million to $101.6 million from $82.7 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 32% from 31% for the same period of the prior year. The following tables present operating expenses and operating income by operating segment:

For the Six Months Ended June 30,
Operating Expenses (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$81,789	31.9%	$66,476	29.9%	$15,313	23.0%
Water	6,055	22.4%	5,714	23.0%	341	6.0%
FDG	12,130	40.7%	8,802	37.7%	3,328	37.8%
Other	1,657	N/A	1,700	N/A	(43)	(2.5%	)

Total Company	$101,631	32.5%	$82,692	30.5%	$18,939	22.9%

Operating Income (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$40,299	15.7%	$41,709	18.7%	$(1,410)	(3.4%	)
Water	12,044	44.5%	11,027	44.4%	1,017	9.2%
FDG	4,338	14.6%	5,320	22.8%	(982)	(18.5%	)
Other	(1,657)	N/A	(1,700)	N/A	43	2.5%

Total Company	$55,024	17.6%	$56,356	20.8%	$(1,332)	(2.4%	)

        Companion Animal Group. Operating expenses for CAG increased $15.3 million, or 23%, to $81.8 million from $66.5 million for the same period of the prior year and, as a percentage of revenue, increased to 32% from 30%. The increase was attributable to a 24% ($8.4 million) increase in sales and marketing expense, a 26% ($4.9 million) increase in general and administrative expense, and a 17% ($2.0 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from increased worldwide sales, customer service and marketing personnel; higher sales commissions as a result of revenue performance; and, to a lesser extent, from ongoing expenses attributable to the Vet Med Lab business acquired in the fourth quarter of 2004. The increase in general and administrative expense resulted primarily from expenses attributable to the Vet Med Lab business, comprised of general and administrative expenses of a recurring nature, amortization expense for intangible assets acquired and integration costs. To a lesser extent, the increase in general and administrative expense was also attributable to higher spending on information technology and other corporate functions; the positive impact in 2004 of a payment received in the second quarter of 2004 to settle certain litigation; and the unfavorable impact of exchange rates on foreign currency denominated expenses. The increase in research and development expense resulted primarily from increased spending for instrumentation and, to a lesser extent, rapid assay and pharmaceutical product development.

        Water. Operating expenses for Water increased $0.3 million, or 6%, to $6.1 million from $5.7 million for the same period of the prior year and, as a percentage of revenue, decreased to 22% from 23%. The increase was attributable to a 16% ($0.3 million) increase in general and administrative expense and a 6% ($0.1 million) increase in research and development expense, partly offset by a 2% (less than $0.1 million) decrease in sales and marketing expense. The increase in general and administrative expense resulted primarily from higher spending on information technology and other corporate functions, and, to a lesser extent, from the unfavorable impact of exchange rates on foreign currency denominated expenses. The increase in research and development expense resulted primarily from increased spending on development of our Quanti-Disc™ product, which we launched during the quarter and for which we are currently in the process of seeking regulatory approval in the European Union. There were no significant fluctuations in the nature and amounts of sales and marketing expense.

        Food Diagnostics Group. Operating expenses for FDG increased $3.3 million, or 38%, to $12.1 million from $8.8 million for the same period of the prior year and, as a percentage of revenue, increased to 41% from 38%. The net increase resulted from a 70% ($1.9 million) increase in general and administrative expense, a 25% ($1.0 million) increase in sales and marketing expense, and a 22% ($0.5 million) increase in research and development expense. The increase in general and administrative expense resulted primarily from amortization expense for intangible assets associated with the acquisition of Bommeli in the fourth quarter of 2004 and, to a lesser extent, from higher spending on information technology and other corporate functions; other general and administrative expenses of a recurring nature to support the additional activities associated with Bommeli; and the unfavorable impact of exchange rates on foreign currency denominated expenses. The increase in sales and marketing expense resulted primarily from the addition of Bommeli sales and marketing activities, and to sales and marketing costs to support the launch of our HerdChek® BSE Antigen Test Kit. The increase in research and development expense was due primarily to the addition of Bommeli research and development activities.

        Other. Operating expenses, consisting of corporate research and development, were approximately constant at $1.7 million, with a decrease of less than $0.1 million, or 3%, from the same period of the prior year.

Interest Income

        Net interest income was $1.4 million for the six months ended June 30, 2005 compared to $1.5 million for the six months ended June 30, 2004. The decrease in interest income was due to lower invested cash balances, partly offset by higher effective interest rates.

Provision for Income Taxes

        Our effective tax rate was 33.5% for the six months ended June 30, 2005, compared with 28.2% for the six months ended June 30, 2004. The majority of the increase in the effective tax rate for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 resulted from a reduction of previously accrued taxes in connection with the 2004 resolution of an Internal Revenue Service income tax audit through the year 2001. Other rate reductions resulted from the release in 2004 of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates.

        The recently enacted American Jobs Creation Act of 2004 allows for a reduced rate of United States tax on qualifying repatriations of earnings held outside the United States. We are currently studying the impact of this provision and we have not made a final determination as to the amounts, if any, which will be repatriated. As such, the income tax effect of any repatriation cannot be estimated.

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Implementation of SFAS No. 123(R) was originally required as of the beginning of the first interim or annual period that begins after June 15, 2005, however, the Securities and Exchange Commission amended the compliance date for public companies to the beginning of their next fiscal year that begins after June 15, 2005. Companies must also recognize compensation expense related to any awards that are not fully vested as of the amended effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, as Amended. We plan to adopt the provisions of SFAS No. 123(R) on January 1, 2006 and do not plan to adjust financial statements for prior periods.

LIQUIDITY AND CAPITAL RESOURCES

        We fund the capital needs of our business through cash generated from operations. As of June 30, 2005 and December 31, 2004, we had $131.0 million and $137.3 million of cash and cash equivalents and short-term investments, respectively, and working capital of $214.1 million and $201.6 million, respectively. As of June 30, 2005 and December 31, 2004, we also had long-term investments, primarily in municipal bonds, of $7.6 million and $19.7 million, respectively. As of June 30, 2005 and December 31, 2004, we had total cash and cash equivalents, short-term investments and long-term investments of $138.5 million and $157.0 million, respectively.

        Cash provided by operating activities was $38.1 million for the six months ended June 30, 2005, compared to $43.9 million for the same period of the prior year. The decrease in cash provided by operating activities, compared to the same period of the prior year, was primarily due to a decrease in cash flows from net income. The total of net income and net noncash charges was $51.9 million for the six months ended June 30, 2005. Cash provided by operating activities was unfavorably impacted by a net change in operating assets and liabilities of $13.8 million, primarily due to an increase in accounts receivable of $9.5 million due to higher sales and an increase in inventories of $5.3 million.

        We purchase the slides sold for use in our VetTest® instruments at pre-determined prices under a long-term agreement with a supplier. Under this agreement, we have remaining minimum purchase obligations of $18.6 million in 2005. In June 2005, we amended this agreement to, among other things, extend its term from 2018 to 2020 and we agreed to commit to up to an aggregate of $4.0 million of capital purchase obligations in connection with the design and construction of automated production equipment at our supplier’s facility that will be used to manufacture consumables for use in our next-generation chemistry analyzer. We expect to pay $3.2 million of this commitment in 2006 and 2007, and $0.8 million in approximately 2009. The amendment did not modify our purchase obligations under this agreement.

        We purchase electrolyte instruments, components and consumables at fixed prices under an agreement with a supplier. Under this agreement, we are required to make additional purchases in 2005 of $2.0 million.

        Effective January 1, 2003, we entered into a workers’ compensation insurance policy for U.S. employees under which we retain the first $0.25 million in claim liability per incident and up to specific limits, based on payroll, in claim liability in the aggregate. We renewed this workers’ compensation policy effective January 1, 2004, and entered into a similar workers’ compensation policy effective January 1, 2005. We are liable for up to $1.4 million, $3.0 million and approximately $2.5 million in aggregate claim liability for 2003, 2004 and 2005, respectively. We have recorded our estimated claim liability as of June 30, 2005 and December 31, 2004 based on claims incurred and the estimated ultimate cost to settle the claims. The insurance company administers and pays these claims, and we reimburse the insurance company for our portion of these claims. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. In connection with these policies, we have outstanding letters of credit totaling $1.6 million to the insurance companies as security for these claims as of June 30, 2005.

        Cash provided by investing activities was $11.1 million for the six months ended June 30, 2005, compared to cash used by investing activities of $26.2 million for the same period of the prior year. The increase in cash provided by investing activities, compared to the same period in the prior year, is primarily due to proceeds from net sales of investment instruments in 2005 and lower capital expenditures. We anticipate total capital expenditures in 2005 of $30 to $35 million.

        As of June 30, 2005, we are obligated to make future capital contributions of $0.5 million before August 11, 2005 to our joint venture that is headquartered in Beijing, China. In addition, we are obligated to pay $0.6 million for an additional 20% interest and to make an additional $1.5 million capital contribution to the Venture within three months after the approval by the Chinese government of the additional 20% interest. The Venture has not yet submitted an application to the relevant Chinese authority for approval of the change in ownership, thus the effective due date of our obligation for these expenditures may be delayed. We are evaluating the joint venture structure with our partner and may agree to revise the joint venture agreement. A modification of the agreement may impact our future obligations. However, the commitments described above reflect our significant commitments at this time.

        The Board of Directors has authorized the repurchase of up to 14,000,000 shares of our common stock in the open market or in negotiated transactions. During the six months ended June 30, 2005, we repurchased 897,700 shares of common stock for $50.4 million at an average price of $56.13 per share.

        We believe that current cash and cash equivalents, short-term investments, long-term investments and funds generated from operations will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs.

FUTURE OPERATING RESULTS

        The future operating results of IDEXX involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

IDEXX’s Future Growth and Profitability Depend on Several Factors

        The future success of our business depends upon our ability to successfully implement various strategies, including:

•	Developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products; a new clinical chemistry instrument; and rapid assay, water testing and production animal diagnostic products, as well as improving and enhancing existing products, including the LaserCyte® system;

•	Expanding our market by increasing use of our products by our customers;

•	Strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;

•	Developing and implementing new technology and licensing strategies; and identifying, completing and integrating acquisitions that enhance our existing businesses or create new business areas for us; and

•	Reducing the costs of manufacturing our products and providing services through operating efficiencies.

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

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP® beta-lactam dairy-testing products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue-testing products were $7.9 million for the six months ended June 30, 2005 and $15.7 million for the year ended December 31, 2004.

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

IDEXX Purchases Materials for Its Products from a Limited Number of Sources

        We currently purchase many important products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily replaced by alternative sources. These products include our VetTest® chemistry, QBC® VetAutoread™ hematology, VetLyte® electrolyte, and VetStat™ blood gas analyzers and related consumables; digital radiography systems; active ingredients for pharmaceutical products, including Navigator® paste; and certain components of our SNAP® rapid assay devices, water-testing products and LaserCyte® systems. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations.

        The slides sold for use in our VetTest® instruments are purchased under an agreement with a supplier at pre-determined prices. Under this agreement we are required to purchase a minimum of $106.8 million of slides through 2010. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of slides to our customers, our profits on slide sales could decline because we purchase slides at pre-determined prices.

        Electrolyte instruments, components and consumables are purchased under an agreement with a supplier at pre-determined prices. Under this agreement we are required to make aggregate minimum purchases of $4.1 million annually through 2006, including $2.0 million remaining under our obligation for 2005. To the extent that instruments, components and consumables purchased under the contract exceed the demand for them, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of these products to our customers, our profits could decline because we purchase these products at predetermined prices.

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

        During the quarter ended June 30, 2005 we determined that conjugate solution included in specific lots of certain of our rapid assay kits was degrading in a manner that could potentially affect test results on those kits. We therefore instructed customers not to use that conjugate and suspended shipments of the affected kits until we had produced new conjugate lots that demonstrated adequate stability. While this interruption of our ability to supply these kits to our customers did not have a material impact on our financial results for the quarter, similar issues with this conjugate or other biologic components of our products could have a material effect on our results of operations in the future.

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

        Distributors of veterinary products have entered into business combinations resulting in fewer distribution companies. Two of the largest distributors of our veterinary products have recently merged to create the largest veterinary distributor. Consolidation within distribution channels would increase our customer concentration level, which could increase the risks described in the preceding paragraph.

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

Changes in Diagnostic Testing Could Negatively Affect Operating Results

        The market for diagnostic tests could be negatively impacted by the introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our production animal services business in particular is subject to fluctuations resulting from changes in disease prevalence and government-mandated testing programs. Such declines in diagnostic testing could have a material adverse effect on our results of operations.

International Revenue Accounts for a Significant Portion of IDEXX’s Total Revenue

        For the six months ended June 30, 2005 and the year ended December 31, 2004, 35% and 32%, respectively, of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize nonspeculative forward currency exchange contracts to mitigate foreign currency exposure, however, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins.

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

If Our Quarterly Results of Operations Fluctuate, This Fluctuation May Cause Our Stock Price to Decline,Resulting in Losses to You

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

Future Operating Results Could Be Materially Affected By the Resolution of Various Uncertain TaxPositions and Adversely Affected by Potential Changes to Tax Incentives

        In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes and our income tax filings are regularly under audit by tax authorities. Management believes that it has adequately accrued for all potential tax liabilities and, although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than that which is reflected in historical income tax provisions and accruals. Additionally, we benefit from certain tax incentives offered by various jurisdictions, some of which are scheduled to expire at the end of 2005. If we are unable to renew such incentives, the expiration of these benefits could have a negative effect on future earnings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 16 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.

        The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts with a duration of less than 18 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals, as appropriate, and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following twelve months. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. As of June 30, 2005, we had $1.0 million in net unrealized gains on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.5 million in taxes.

Item 4. Controls and Procedures

    (a)        Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

    (b)        Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        During the three months ended June 30, 2005, we repurchased our shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
April 1, 2005 to April 30, 2005	100,000	$54.52	100,000	1,414,430
May 1, 2005 to May 31, 2005	178,900	57.98	178,900	1,235,530
June 1, 2005 to June 30, 2005	88,000	57.11	88,000	1,147,530

Total	366,900	$56.83	366,900	1,147,530

        Our Board of Directors has approved the repurchase of up to 14,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, July 21, 2000, October 20, 2003, and October 12, 2004, and does not have a specified expiration date. The repurchases made during the three months ended June 30, 2005 were made in open market transactions. There were no other repurchase plans outstanding during the three months ended June 30, 2005, and no repurchase plans expired during the period.

Item 4. Submission of Matters to a Vote of Security Holders

        The 2005 Annual Meeting of Stockholders of the Company was held on May 18, 2005.

        Nominees Thomas Craig, Errol B. De Souza, PhD and Rebecca M. Henderson, PhD were elected to serve as Class II Directors for three-year terms expiring in 2008. The following Class I Directors of the Company were not up for reelection in 2004 and have three-year terms that expire in 2006: William T. End and Brian P. McKeon. The following Class III Directors were not up for reelection and have three-year terms that expire in 2007: Jonathan W. Ayers and Robert J. Murray.

The results of the voting at the 2005 Annual Meeting of Stockholders (pursuant to a record date of March 22, 2005) were as follows:

(1)	Election of Directors: 30,474,281 shares were voted to elect nominee Thomas Craig as a Class II Director of the Company for a three-year term expiring in 2008 and 95,909 shares were voted to withhold authority; 30,472,609 shares were voted to elect nominee Errol B. De Souza, PhD as a Class II Director of the Company for a three-year term expiring in 2008 and 97,581 shares were voted to withhold authority; and 30,468,350 share were voted to elect nominee Rebecca M. Henderson, PhD as a Class II Director of the Company for a three-year term expiring in 2008 and 101,840 share were voted to withhold authority. There were no broker non-votes on this proposal.

(2)	Ratification of PricewaterhouseCoopers LLP as Independent Public Accountants for the year ending December 31, 2005. For: 30,441,071; Against: 120,001; Abstain: 9,108; Broker non-votes: 0.

Item 6. Exhibits

(a) Exhibits

10.1*	Amendment No. 1 to U.S. Supply Agreement effective as of January 1, 2005, between the Company and Ortho-Clinical Diagnostics, Inc. ("Ortho").

10.2*	Amendment No. 1 to European Supply Agreement, effective as of January 1, 2005, between the Company and Ortho.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/Merilee Raines
Date: August 3, 2005	Merilee Raines Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*	Amendment No. 1 to U.S. Supply Agreement effective as of January 1, 2005, between the Company and Ortho-Clinical Diagnostics, Inc. ("Ortho").

10.2*	Amendment No. 1 to European Supply Agreement, effective as of January 1, 2005, between the Company and Ortho.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions.