Form 10-Q
period 2005-09-30
IDEXX LABORATORIES INC /DE
filed 2005-11-02
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ] Not applicable [X]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 27, 2005, 32,055,137 shares of the registrant’s Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2005 and
		December 31, 2004	3

		Condensed Consolidated Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004	4

		Condensed Consolidated Statements of Cash Flows for the Nine Months
		Ended September 30, 2005 and 2004	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4.	Controls and Procedures	32

PART II		OTHER INFORMATION

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	32

	Item 6.	Exhibits	33

SIGNATURES			34

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaduited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$57,768	$47,156
Short-term investments	71,688	90,116
Accounts receivable, less reserves of $1,242 and $1,494 in 2005 and 2004,
respectively	68,098	65,639
Inventories	80,206	76,424
Deferred income taxes	11,869	13,460
Other current assets	10,047	8,797

Total current assets	299,676	301,592

Long-term Investments	2,052	19,687

Property and Equipment, at cost:
Land	2,075	2,216
Buildings	9,340	5,273
Leasehold improvements	34,896	33,240
Machinery and equipment	58,228	52,564
Office furniture and equipment	38,293	37,000
Construction in progress	2,451	7,558

	145,283	137,851
Less accumulated depreciation and amortization	80,347	75,221

	64,936	62,630

Other Long-term Assets:
Goodwill and other intangible assets	119,904	124,494
Other noncurrent assets, net	6,062	5,834

	125,966	130,328

TOTAL ASSETS	$492,630	$514,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$18,404	$14,723
Accrued expenses	17,689	20,551
Accrued employee compensation and related expenses	21,934	26,163
Accrued taxes	15,448	15,461
Accrued marketing and customer programs	13,044	8,825
Warranty and extended maintenance agreement reserves	2,114	2,785
Notes payable	542	1,291
Deferred revenue	8,343	10,153

Total current liabilities	97,518	99,952

Long-term Liabilities:
Deferred tax liabilities	6,444	8,450
Notes payable	--	519
Warranty and extended maintenance agreement reserves	715	1,011
Deferred revenue	6,827	6,253

Total long-term liabilities	13,986	16,233

Commitments and Contingencies (Note 9)

Partner's Interest in Consolidated Subsidiary	362	392

Stockholders' Equity:
Common stock, $0.10 par value; Authorized: 60,000 shares; Issued: 45,787
and 45,217 shares in 2005 and 2004, respectively	4,579	4,522
Additional paid-in capital	431,611	410,817
Deferred equity-based compensation; Issued: 24 and 14 units in 2005
and 2004, respectively	1,274	665
Retained earnings	376,909	318,682
Accumulated other comprehensive income	3,518	11,301
Treasury stock (13,618 and 12,125 shares in 2005 and 2004, respectively),
at cost	(437,127)	(348,327)

Total stockholders' equity	380,764	397,660

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$492,630	$514,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$112,874	$99,996	$339,386	$306,026
Service revenue	45,195	34,115	131,739	98,881

	158,069	134,111	471,125	404,907
Cost of Revenue:
Cost of product revenue	46,117	39,899	144,227	128,178
Cost of service revenue	30,623	23,154	88,914	66,623

	76,740	63,053	233,141	194,801

Gross profit	81,329	71,058	237,984	210,106
Expenses:
Sales and marketing	24,303	21,132	75,221	62,794
General and administrative	16,360	12,698	47,304	36,523
Research and development	10,543	8,824	30,312	26,029

Income from operations	30,123	28,404	85,147	84,760
Interest income	918	830	2,292	2,315

Income before provision for income taxes and
partner's interest	31,041	29,234	87,439	87,075
Provision for income taxes	10,547	9,647	29,533	25,993
Partner's interest in loss of subsidiary	(110)	(109)	(321)	(315)

Net income	$20,604	$19,696	$58,227	$61,397

Earnings per Share:
Basic	$0.63	$0.58	$1.78	$1.78

Diluted	$0.61	$0.56	$1.70	$1.70

Weighted Average Shares Outstanding:
Basic	32,482	34,050	32,686	34,467

Diluted	34,044	35,467	34,183	36,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$58,227	$61,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,091	13,190
Gain on sale of property and equipment	(195)	--
Partner's interest in loss of subsidiary	(321)	(315)
Provision for (recovery of) uncollectible accounts	1	(214)
Provision for (benefit of) deferred income taxes	(1,660)	3,051
Tax benefit on exercise of nonqualified stock options and disqualifying
dispositions	5,910	7,721
Provision for deferred equity-based compensation	155	91
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,511)	(3,365)
Inventories	(3,340)	(10,483)
Other assets	167	(158)
Accounts payable	3,464	(416)
Accrued liabilities	1,402	(1,957)
Deferred revenue	(885)	(335)

Net cash provided by operating activities	76,505	68,207

Cash Flows from Investing Activities:
Purchase of short- and long-term investments	(53,365)	(28,292)
Sales and maturities of short- and long-term investments	89,440	58,940
Purchase of property and equipment	(16,512)	(23,431)
Net proceeds from sale of land and buildings	803	--
Acquisition of equipment leased to customers	(1,784)	(1,951)
Acquisitions of intangible assets and businesses, net of cash acquired	(6,406)	(6,839)

Net cash provided (used) by investing activities	12,176	(1,573)

Cash Flows from Financing Activities:
Payment of notes payable	(2,056)	(356)
Purchase of treasury stock	(88,800)	(94,004)
Proceeds from exercise of stock options	14,941	17,550

Net cash used by financing activities	(75,915)	(76,810)
Net effect of exchange rates on cash	(2,154)	68

Net increase (decrease) in cash and cash equivalents	10,612	(10,108)
Cash and cash equivalents at beginning of period	47,156	96,942

Cash and cash equivalents at end of period	$57,768	$86,834

Supplemental Disclosure of Cash Flow Information:
Interest paid	$40	$33
Income taxes paid	$27,137	$17,914
Supplemental Disclosure of Non-Cash Information:
Value of mature shares exchanged in stock option exercises	$--	$64

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

        The accompanying unaudited, condensed consolidated financial statements of IDEXX Laboratories, Inc. (“IDEXX”, the “Company”, “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the requirements of Regulation S-X, Rule 10-01 for financial statements required to be filed as a part of Form 10-Q.

        The accompanying interim condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q for the three and nine months ended September 30, 2005, and our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

        Reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. In connection with the preparation of our report on Form 10-K for the year ended December 31, 2004, we concluded that it was appropriate to classify our auction rate municipal bonds as short-term investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have made adjustments to our Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Condensed Consolidated Statements of Cash Flows for any period, or our previously reported Condensed Consolidated Statements of Operations for any period. As of September 30, 2004 and for the nine months then ended, $59.7 million of these short-term investments were classified as cash and cash equivalents on our Condensed Consolidated Balance Sheet and related Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2004, net cash generated by investing activities related to these current investments was $30.1 million, which was previously reported as cash and cash equivalents in our Condensed Consolidated Statements of Cash Flows.

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

        Had compensation cost for our stock-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, as Amended, our net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$20,604	$19,696	$58,227	$61,397
Pro forma stock-based employee compensation, net of tax	(2,185)	(2,000)	(6,684)	(5,775)

Pro forma net income	$18,419	$17,696	$51,543	$55,622

Earnings per share:
Basic: as reported	$0.63	$0.58	$1.78	$1.78
Basic: pro forma	0.57	0.52	1.58	1.61
Diluted: as reported	0.61	0.56	1.70	1.70
Diluted: pro forma	0.54	0.50	1.51	1.55

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected volatility	40.0%	40.0%	40.0%	40.0%
Risk-free interest rate	4.3%	3.6%	4.2%	3.6%
Expected life from vesting date to exercise date, in years	2.8	2.8	2.8	2.8

        Effective July 1, 2005, we amended our employee stock purchase plan to eliminate the look-back option feature. Therefore, the fair value of the purchase rights under the program equals the discount from the market price at the exercise date. For periods ending prior to July 1, 2005, in order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of the purchase rights under the employee stock purchase plans is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	N/A	None	None	None
Expected volatility	N/A	33.0%	33.0%	33.0%
Risk-free interest rate	N/A	2.0%	3.4%	2.0%
Expected life in years	N/A	0.5	0.5	0.5

        The weighted average fair value of options and purchase rights granted were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average fair value per underlying share:
Options granted	$28.09	$21.23	$25.17	$21.59
Purchase rights under employee stock purchase plans	10.03	N/A	12.63	11.51

        During the three months ended September 30, 2005 and 2004, approximately 1,000 Deferred Stock Units valued at less than $0.1 million and 1,000 Deferred Stock Units valued at less than $0.1 million were issued, respectively. During the nine months ended September 30, 2005 and 2004, approximately 11,000 Deferred Stock Units valued at $0.6 million and 9,000 Deferred Stock Units valued at $0.5 million were issued, respectively.

        New Accounting Standards

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) requires all share-based compensation to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Implementation of SFAS No. 123(R) is required as of the beginning of the first annual period that begins after June 15, 2005. Companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, as Amended. We plan to adopt the provisions of SFAS No. 123(R) on January 1, 2006 and do not plan to adjust financial statements for prior periods. We are evaluating our equity-based compensation programs and expect our 2006 equity-based compensation expense, as a percentage of income excluding equity-based compensation expense, to be generally consistent with the pro forma expense disclosed in accordance with SFAS No. 123, as Amended, above in these financial statements. However, if we decide to change the structure or terms of equity-based compensation plans in 2006, including changes to the number of awards granted, the type of awards granted, and the amortization method used to expense new awards, our equity-based compensation expense may vary significantly from our current estimate. We do not expect the adoption of SFAS No. 123(R) to have a material impact on our cash flows or financial position.

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations or financial position.

Note 2. Business Acquisitions

        In March 2005, we paid cash of $0.5 million to acquire certain assets of a veterinary reference laboratory located in Switzerland. Goodwill and other intangible assets of $0.2 million and $0.2 million, respectively, were assigned to the Companion Animal Group segment.

        During the three months ended September 30, 2005, we paid cash of $5.7 million and assumed liabilities of $1.7 million to acquire certain assets of three veterinary reference laboratories located in the United Kingdom, Germany and Virginia, and a Georgia-based animal health company that sells veterinary-specific digital radiography systems. The purchase prices for two of the acquisitions are subject to adjustment based on the finalization of the amounts of acquired liabilities and historical revenue. The final purchase price allocations are subject to finalization of the valuations of certain assets and liabilities. We preliminarily recorded goodwill and other intangible assets of $1.1 million and $4.8 million, respectively, which were assigned to the Companion Animal Group segment. We also agreed to make additional purchase price payments of up to $2.3 million, contingent on the achievement by the acquired business of certain milestones.

        The results of operations of the acquired businesses have been included since their respective acquisition dates. Pro forma information has not been presented because such information is not material to the financial statements taken as a whole.

Note 3. Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$23,334	$20,847
Work-in-process	11,229	10,363
Finished goods	45,643	45,214

	$80,206	$76,424

Note 4. Goodwill and Other Intangible Assets

        Goodwill consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Companion Animal Group Segment:
Veterinary reference laboratories	$52,074	$54,067
Pharmaceuticals	13,745	13,745
Other goodwill	588	593
Water Segment:
Water testing products	15,568	16,885
Food Diagnostics Group Segment:
Production animal products	6,422	7,647

	$88,397	$92,937

        During the three and nine months ended September 30, 2005, we acquired $1.1 million and $1.3 million of goodwill related to acquisitions, respectively. See Note 2. The remaining change in goodwill during the nine months ended September 30, 2005 resulted primarily from changes in foreign currency exchange rates.

        Intangible assets other than goodwill consist of the following (in thousands):

	September 30, 2005		December 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Existing technologies, licenses and patents	$18,980	$6,461	$20,320	$5,140
Customer lists and relationships	15,806	1,571	14,887	739
Other	5,624	871	2,822	593

	$40,410	$8,903	$38,029	$6,472

        During the three and nine months ended September 30, 2005, we acquired $4.8 million and $4.9 million of amortizable intangible assets related to acquisitions, respectively. See Note 2. The remaining change in the cost of intangible assets other than goodwill during the nine months ended September 30, 2005 resulted primarily from changes in foreign currency exchange rates.

        Amortization expense of intangible assets was $1.0 million and $0.4 million for the three months ended September 30, 2005 and 2004, respectively. Amortization expense of intangible assets was $2.9 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in amortization expense for the nine months ended September 30, 2005 compared to the expense for the nine months ended September 30, 2004 results from amortization of intangibles acquired in connection with businesses acquired in 2004 and 2005. See Note 3 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission and Note 2 above for additional information about these business acquisitions.

Note 5. Warranty and Extended Maintenance Agreement Reserves

        We provide for the estimated cost of product warranties in cost of product revenue at the time revenue is recognized. Our actual warranty obligation is affected by product failure rates and service costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from management’s estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve for products sold to customers for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Balance, beginning of period	$3,207	$4,673	$3,679	$3,303
Provision for warranty expense	547	754	2,085	3,044
Benefit of change in estimate of prior
warranty expense	(109)	(1,345)	(339)	(457)
Settlement of warranty liability	(816)	(630)	(2,596)	(2,438)

Balance, end of period	2,829	3,452	2,829	3,452
Long-term portion	715	835	715	835

Current portion of warranty reserves	$2,114	$2,617	$2,114	$2,617

        The benefits of the change in estimate of prior warranty expense for the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004 were due to improved service experience for LaserCyte® instruments during the periods.

        We sell extended maintenance agreements covering instruments and recognize associated revenue over the life of the contracts. As of December 31, 2004, we anticipated that losses would be incurred for certain of these contracts and recognized provisions for the estimated losses. The anticipated loss reserve was $0.1 million as of December 31, 2004. No loss on extended maintenance agreements is anticipated as of September 30, 2005.

Note 6. Income Taxes

        The effective income tax rates for the three months and nine months ended September 30, 2005 were 33.9% and 33.7%, respectively, compared with 32.9% and 29.8% for the three and nine months ended September 30, 2004, respectively.

        The increase in the effective income tax rate for the three months ended September 30, 2005 over the effective tax rate for the same period ended September 30, 2004 relates to an increase in international taxes. The majority of the increase in the effective tax rate for the nine months ended September 30, 2005 compared to the same period ended September 30, 2004 resulted from a reduction in previously accrued taxes in connection with the resolution in 2004 of an Internal Revenue Service income tax audit through the year 2001. Other rate reductions in 2004 resulted from the release of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates.

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

Note 7. Comprehensive Income:

        The following is a summary of comprehensive income for the three and nine months ended September 30, 2005 and 2004, respectively (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$20,604	$19,696	$58,227	$61,397
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,421)	(126)	(11,503)	(91)
Change in fair value of foreign currency
contracts classified as hedges, net of tax	(114)	69	3,713	2,046
Change in fair market value of
investments, net of tax	26	37	7	(43)

Comprehensive income	$19,095	$19,676	$50,444	$63,309

Note 8. Earnings per Share

        The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	32,458	34,037	32,664	34,456
Weighted average deferred stock units outstanding	24	13	22	11

	32,482	34,050	32,686	34,467

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	32,482	34,050	32,686	34,467
Dilutive effect of options issued to employees and directors	1,562	1,417	1,497	1,653

	34,044	35,467	34,183	36,120

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of shares underlying anti-dilutive
options	--	39	35	19
Weighted average exercise price per underlying share of
anti-dilutive options	$--	$60.48	$61.01	$60.78
Weighted average market value per share	$64.34	$51.43	$58.91	$54.80

        The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	September 30, 2005	September 30, 2004
Closing price per share of our common stock	$66.88	$50.74

Number of shares underlying options with exercise prices below the closing price	3,920	3,388
Number of shares underlying options with exercise prices equal to or above the closing price	-	564

Total number of shares underlying outstanding options	3,920	3,952

Note 9. Commitments and Contingencies

        During the nine months ended September 30, 2005, there were no significant changes in our material commitments and contingencies, described in Notes 10 and 16 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission, except as described below.

        We purchase the slides sold for use in our VetTest® instruments at pre-determined prices under a long-term agreement with a supplier. In June 2005, we amended this agreement to, among other things, extend its term from 2018 to 2020 and we agreed to commit up to an aggregate of $4.0 million of capital purchase obligations in connection with the design and construction of automated production equipment at our supplier’s facility that will be used to manufacture consumables for use in our next-generation chemistry analyzer. We expect to pay $3.2 million of our total commitment in 2006 and 2007, and $0.8 million in approximately 2009. The amendment did not modify our purchase obligations under this agreement.

        In October 2005, our former supplier of QBC® VetAutoread™ hematology instruments and consumables sold this business and we simultaneously entered into a new supply agreement for those products with the acquiror of the business. Under this new supply agreement, we received fixed pricing on certain products through December 31, 2020, among other benefits. In partial consideration for this new supply agreement, we paid cash of $2.5 million to the acquiror and guaranteed the acquiror’s note (the “Note”) in the principal amount of $3.5 million given to our former supplier in partial consideration for the business. The acquiror is obligated to pay the Note through quarterly principle and interest payments through 2008. We are obligated to make a second payment of $1.25 million upon the achievement of certain milestones by the acquiror, which we expect to occur in approximately 2008, and a third payment of $1.25 million twelve months later. Our obligations to make the second and third prepayments are subject to the acquiror’s payment of all amounts under the Note and the release of our guaranty. We are evaluating the fair value of our guaranty and will recognize the associated assets and liabilities as of the effective date of the agreements.

        We have a 40% equity interest in a joint venture formed to assemble and market veterinary diagnostic products for production animals in China. During the three months and nine months ended September 30, 2005, we made capital contributions of $0.4 million and $0.5 million, respectively, to the joint venture. We are obligated to fund an additional $0.1 million during the fourth quarter of 2005. We agreed to purchase an additional 55% equity interest in the joint venture from our partner, subject to approval by the Chinese government of the ownership change, and committed to pay $0.8 million over two years in consideration for the additional equity.

        In September 2005, we entered into a lease agreement for additional property in Westbrook, Maine. The lease increased our aggregate future minimum rental payments by $4.4 million over approximately seven years.

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

        Under our workers’ compensation insurance policy for U.S. employees for the year ending December 31, 2005, we retain the first $0.25 million in claim liability per incident and approximately $2.5 million in aggregate claim liability based on actual payroll expense. For the year ended December 31, 2004, we retained the first $0.25 million in claim liability per incident and $3.0 million in aggregate claim liability. For the year ended December 31, 2003, we retained the first $0.25 million in claim liability per incident and $1.4 million in aggregate claim liability. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized cumulative expenses of $0.6 million and $0.7 million for claims incurred during the years ended December 31, 2004 and 2003, respectively, and $0.4 million for claims incurred during the nine months ended September 30, 2005. In connection with these policies, we have outstanding letters of credit totaling $1.6 million to the insurance companies as security for these claims as of September 30, 2005.

        Under our employee health care insurance policy, we retain claims liability risk up to $0.1 million per incident and an aggregate claim limit based on monthly participation levels in the employee health care plan. We estimate the provision for the uninsured portion of employee health care obligations based on costs of claims incurred and an estimate for claims incurred but not reported. Should actual employee health care claims liability exceed estimates, we are liable for up to an additional $0.2 million for potential uninsured obligations as of September 30, 2005. We have insurance coverage of $1.0 million for claims above the aggregate limit. Should employee health insurance claims exceed this coverage, we would have further obligations for the amount in excess of such coverage.

        We have entered into employment agreements with two of our officers whereby payments may be required if we terminate their employment without cause. The amounts payable are based upon the executives’ salaries at the time of termination and the cost of continuing to provide certain benefits. Had both of such officers been terminated as of September 30, 2005, we would have had aggregate obligations of approximately $1.9 million under such agreements. We have entered into employment agreements with each officer of IDEXX that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control of the Company. The amounts payable under these agreements are based on the officer’s salary and bonus history at the time of termination and the cost of continuing to provide certain benefits. Had all of the Company’s officers been terminated following a change in control as of September 30, 2005, we would have had aggregate obligations of approximately $11.1 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options held by two of the officers immediately upon a change in control, and of all stock options held by the other executive officers upon any qualifying termination following a change in control. We also have employment agreements with other employees through 2009 that provide for total payments of $1.6 million.

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

        In connection with a business acquisition in September 2005, we have a contingent obligation of up to $2.3 million for additional purchase price payments to the sellers, contingent on the achievement by the acquired business of certain milestones. See Note 2.

Note 10. Treasury Stock

        The Board of Directors has authorized the repurchase of up to 16,000,000 shares of the Company’s common stock in the open market or in negotiated transactions. During the three and nine months ended September 30, 2005, we repurchased 596,000 and 1,493,000 shares of common stock for $38.4 million and $88.8 million, respectively. During the three and nine months ended September 30, 2004, we repurchased 720,000 and 1,728,000 shares of common stock for $35.9 million and $93.6 million, respectively. In addition, during the nine months ended September 30, 2004, we received approximately 1,000 shares of stock that had been owned by the holder for greater than six months, in payment for the exercise price of stock options. The 1,000 shares had a market value of less than $0.1 million. From the inception of the program in August 1999 to September 30, 2005, we repurchased 13,448,000 shares for $431.1 million and received 170,000 shares of stock with a market value of $6.0 million in payment for the exercise price of stock options.

Note 11. Preferred Stock Purchase Rights

        Under our Shareholder Rights Plan (the “Plan”), each preferred stock purchase right may be exercised to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at a purchase price of $200.00. The rights will be exercisable only if a person or group has acquired beneficial ownership of 25% or more of our common stock (“Common Stock”) or commenced a tender or exchange offer that would result in such a person or group owning 30% or more of the Common Stock. We generally will be entitled to redeem the rights, in whole, but not in part, at a price of $0.01 per right at any time until the tenth business day following a public announcement that a 25% stock position has been acquired and in certain other circumstances.

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

        The following is the segment information (in thousands):

	For the Three Months Ended September 30,
	CAG	Water	FDG	Other	Consolidated Total
2005
Revenues	$128,676	$15,077	$14,316	$--	$158,069

Income (loss) from operations	$21,303	$7,276	$2,518	$(974)	$30,123

Interest income					918

Income before provisions for
income taxes and partner's interest					31,041
Provision for income taxes					10,547
Partner's interest in loss of subsidiary					(110)

Net income					$20,604

2004
Revenues	$108,816	$14,237	$11,058	$--	$134,111

Income (loss) from operations	$19,314	$6,977	$2,934	$(821)	$28,404

Interest income					830

Income before provisions for
income taxes and partner's interest					29,234
Provision for income taxes					9,647
Partner's interest in loss of subsidiary					(109)

Net income					$19,696

	For the Nine Months Ended September 30,
	CAG	Water	FDG	Other	Consolidated Total
2005
Revenues	$384,888	$42,154	$44,083	$--	$471,125

Income (loss) from operations	$61,602	$19,320	$6,856	$(2,631)	$85,147

Interest income					2,292

Income before provisions for
income taxes and partner's interest					87,439
Provision for income taxes					29,533
Partner's interest in loss of subsidiary					(321)

Net income					$58,227

2004
Revenues	$331,377	$39,095	$34,435	$--	$404,907

Income (loss) from operations	$61,022	$18,004	$8,254	$(2,520)	$84,760

Interest income					2,315

Income before provisions for
income taxes and partner's interest					87,075
Provision for income taxes					25,993
Partner's interest in loss of subsidiary					(315)

Net income					$61,397

        Revenues by product and service categories were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
CAG revenue:
Instruments and consumables	$52,438	$47,864	$158,356	$145,099
Rapid assay products	25,291	22,444	77,440	72,861
Laboratory and consulting services	39,987	29,444	116,898	85,021
Computer systems and digital radiography	7,166	6,480	21,826	20,399
Pharmaceutical products	3,794	2,584	10,368	7,997

Net CAG revenue	128,676	108,816	384,888	331,377

Net Water revenue	15,077	14,237	42,154	39,095

FDG revenue:
Production animal products	10,558	7,313	32,376	22,796
Dairy testing products	3,758	3,745	11,707	11,639

Net FDG revenue	14,316	11,058	44,083	34,435

Net revenue	$158,069	$134,111	$471,125	$404,907

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine month periods ended September 30, 2005 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue

        Total Company. Revenue increased $24.0 million, or 18%, to $158.1 million from $134.1 million for the same period of the prior year. The following table presents revenue by operating segment:

For the Three Months Ended September 30,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
CAG	$128,676	$108,816	$19,860	18.3%	0.3%	18.0%
Water	15,077	14,237	840	5.9%	0.5%	5.4%
FDG	14,316	11,058	3,258	29.5%	0.4%	29.1%

Total Company	$158,069	$134,111	$23,958	17.9%	0.3%	17.6%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended September 30, 2004 to the quarter ended September 30, 2005.

        Companion Animal Group. Revenue for CAG increased $19.9 million, or 18%, to $128.7 million from $108.8 million for the same period of the prior year. Businesses acquired during 2004 and 2005, consisting primarily of veterinary reference laboratories, contributed 8% to CAG revenue growth during the period. The following table presents revenue by product and service categories for CAG:

For the Three Months Ended September 30,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Instruments and consumables	$52,438	$47,864	$4,574	9.6%	0.5%	9.1%
Rapid assay products	25,291	22,444	2,847	12.7%	0.1%	12.6%
Laboratory and consulting services	39,987	29,444	10,543	35.8%	0.1%	35.7%
Computer systems and digital radiography	7,166	6,480	686	10.6%	0.2%	10.4%
Pharmaceutical products	3,794	2,584	1,210	46.8%	--	46.8%

Net CAG Revenue	$128,676	$108,816	$19,860	18.3%	0.3%	18.0%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended September 30, 2004 to the quarter ended September 30, 2005.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        Because our instrument consumables, rapid assay products, and pharmaceutical products are sold in the U.S. and certain other geographies by distributors, distributor purchasing dynamics have an impact on our reported sales of these products. Distributors purchase products from us and sell them to veterinary practices, who are the end users. Distributor purchasing dynamics may be affected by many factors and may be unrelated to underlying end-user demand for our products. Fluctuations in distributors’ inventories may cause reported results in a period not to be representative of underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue growth.

        Where growth rates are affected by changes in end-user demand, we refer to the impact of practice-level sales on growth. Where growth rates are affected by distributor purchasing dynamics, we refer to the impact of changes in distributors’ inventories. If during the comparable period of the prior year, distributors’ inventories grew by more than those inventories grew in the current year, then changes in distributors’ inventories have a negative impact on our reported sales in the current period. Conversely, if during the comparable period of the prior year, distributors’ inventories grew by less than those inventories grew in the current year, then distributors’ inventories have a positive impact on our reported sales in the current period.

        The increase in sales of instruments and consumables was due mainly to increased practice-level sales volume of consumables and, to a lesser extent, to increased sales volume of instruments and a favorable impact from changes in distributors’ inventory levels, partly offset by lower average unit prices on instruments. Practice-level sales volumes increased primarily due to higher worldwide sales of VetTest® slides and, to a lesser extent, tubes used with our hematology instruments. Increased VetTest® and hematology instrument consumables sales volume was due primarily to an increase in our installed base of instruments throughout 2004 and 2005. Increased instrument sales volume resulted mainly from higher sales of hematology instruments and the launch of our VetStat™ Electrolyte and Blood Gas Analyzer.

        The increase in sales of rapid assay products was due primarily to increased domestic practice-level sales volume and to higher average unit sales prices of canine and, to a lesser extent, feline products. The increase also results, to a lesser extent, from the favorable impact from changes in distributors’ inventory levels. The practice-level sales volume increase in canine tests was primarily attributable to sales of our combination test, the SNAP® 3Dx® Canine Test, which tests simultaneously for Lyme disease, Ehrlichia canis and heartworm, and to sales of our SNAP® Canine Parvovirus Test Kit. The practice-level sales volume increase in feline products was attributable to sales of our feline combination test, the SNAP® FIV / FeLV Combo Test.

        The increase in sales of laboratory and consulting services resulted primarily from the inclusion of sales from laboratories acquired during 2004 and 2005 and, to a lesser extent, the impact of price increases and higher testing volume. Laboratories acquired during 2004 and 2005 contributed approximately 28% to laboratory and consulting services revenue growth during the period. Since revenue from Vet Med Lab, a Germany-based veterinary reference laboratory acquired in November 2004, was included for two months of the quarter ended December 31, 2004, the inclusion of sales from Vet Med Lab is expected to have a smaller impact on laboratory and consulting services revenue growth in the fourth quarter of 2005 relative to the same period of 2004.

        The increase in sales of computer systems and digital radiography resulted from increased sales volume of digital radiography instruments, partly offset by reduced computer systems sales. The increase in digital radiography revenue was primarily due to an increase in the number of systems sold, including sales attributable to a business acquired during the quarter, ITS Innovative Technologies and Systems (“ITS”). ITS is a Georgia-based animal health company that sells the EquiView™ Digital Diagnostic System, a portable, diagnostic imaging system designed specifically for the equine veterinarian. The decrease in computer systems revenue was primarily due to lower sales of computer hardware upgrades and supplies and lower average unit prices, partly offset by higher sales volume of new systems.

        The increase in sales of pharmaceutical products resulted primarily from increased practice-level demand and, to a lesser extent, from price increases on certain products.

        Water. Revenue for Water increased $0.8 million, or 6%, to $15.1 million from $14.2 million for the same period of the prior year. The increase resulted primarily from higher worldwide sales volume and, to a lesser extent, from the favorable impact of currency exchange rates on sales outside the U.S. These increases were partly offset by lower average unit sales prices attributable to both greater price competition in certain geographies and higher relative sales in geographies where products are sold at lower unit prices. The favorable impact of currency exchange rates contributed an aggregate of $0.1 million, or 1%, to the increase in Water revenue.

        Food Diagnostics Group. Revenue for FDG increased $3.3 million, or 29%, to $14.3 million from $11.1 million for the same period of the prior year. Businesses acquired during 2004 contributed approximately 11% to FDG revenue growth during the quarter. The following table presents revenue by product and service categories for FDG:

For the Three Months Ended September 30,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Production animal products	$10,558	$7,313	$3,245	44.4%	0.5%	43.9%
Dairy testing products	3,758	3,745	13	0.3%	0.2%	0.1%

Net FDG revenue	$14,316	$11,058	$3,258	29.5%	0.4%	29.1%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended September 30, 2004 to the quarter ended September 30, 2005.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of production animal products resulted primarily from higher livestock diagnostics sales volume in Europe, including sales attributable to Dr. Bommeli AG (“Bommeli”), a Switzerland-based manufacturer of production animal products acquired in the fourth quarter of 2004, and higher livestock and poultry sales volume in the Americas. Businesses acquired during 2004 contributed approximately 17% to production animal products revenue growth during the period. Since revenue from Bommeli was included for one month of the quarter ended December 31, 2004, the inclusion of sales from Bommeli is expected to have a smaller impact on production animal services revenue growth in the fourth quarter of 2005 relative to the same period of 2004.

        Sales of dairy testing products, net of the currency effect, were approximately constant compared to the same period of the prior year. Higher sales volume of core products was offset by lost volume due to the divestiture of a product line and lower average unit prices. The lower average unit prices were attributable to higher relative sales in geographies where products are sold at lower unit prices and to greater price competition in certain geographies.

Gross Profit

        Total Company. Gross profit increased $10.3 million, or 14%, to $81.3 million from $71.1 million for the same period of the prior year. As a percentage of total revenue, gross profit decreased to 51% from 53%. The following table presents gross profit and gross profit percentage by operating segment:

For the Three Months Ended September 30,
Gross Profit (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$62,926	48.9%	$53,757	49.4%	$9,169	17.1%
Water	10,226	67.8%	9,811	68.9%	415	4.2%
FDG	8,177	57.1%	7,490	67.7%	687	9.2%

Total Company	$81,329	51.5%	$71,058	53.0%	$10,271	14.5%

        Companion Animal Group. Gross profit for CAG increased $9.2 million, or 17%, to $62.9 million from $53.8 million for the same period of the prior year primarily due to increased sales volume across the CAG product lines. The gross profit percentage was approximately constant at 49% compared to the same period of the prior year. The gross profit percentage was negatively impacted by comparatively more favorable product warranty liability adjustments for LaserCyte® instruments in the same period of the prior year; higher service costs and depreciation associated with our growing installed base of VetTest® chemistry analyzers and other instruments placed under our rental programs; and greater relative sales of lower margin products and services. These decreases were substantially offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, and higher average unit prices, especially for laboratory and consulting services and rapid assay products.

        LaserCyte® service experience continued to improve during the quarter and resulted in a modest favorable change in our estimated cost of product warranty liability for all placed instruments for which we have such future obligations; however, the incremental improvements in the same period of the prior year were relatively greater. The relatively greater improvement in the 2004 period resulted in an unfavorable comparison of the gross profit percentage. The increased proportion of sales of lower margin products and services resulted mainly from high sales volume growth of laboratory services, primarily from acquisitions.

        Water. Gross profit for Water increased $0.4 million, or 4%, to $10.2 million from $9.8 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 68% from 69%. The gross profit percentage was negatively impacted by an inventory write-off, inefficiencies caused by a temporary manufacturing shut down, and other costs associated with a manufacturing issue discovered during the quarter and subsequently resolved. The decrease in the gross profit percentage due to this issue and, to a lesser extent, to lower average unit sales prices, was partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, and, to a lesser extent, by relatively higher sales volume of higher margin products.

        Food Diagnostics Group. Gross profit for FDG increased $0.7 million, or 9%, to $8.2 million from $7.5 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 57% from 68%. During the same period of the prior year, a reduction of approximately $0.8 million in an estimated liability due to the settlement of a third party claim was accounted for as a reduction in cost of revenue. Adjusting for this discrete item, the gross profit as a percentage of revenue would have been 60% for the three months ended September 30, 2004. To a lesser extent, higher net product costs also unfavorably impacted gross profit. These decreases were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses. We believe the 2004 gross profit percentage, adjusted for the discrete item described, is a useful comparative measure to indicate the results of ongoing operations, excluding the significant infrequent item.

Operating Expenses and Operating Income

        Total Company. Total operating expenses increased $8.6 million to $51.2 million from $42.7 million for the same period of the prior year. As a percentage of revenue, operating expenses were approximately constant at 32%.

        Operating income increased $1.7 million to $30.1 million from $28.4 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 19% from 21%. During the three months ended September 30, 2004, operating income benefited from the settlement of a third party claim, described above. This discrete item increased operating income as a percentage of total company revenue almost one percentage point for the three months ended September 30, 2004. The remaining difference of 1% in operating income percentage for the three months ended September 30, 2005, compared to the same period of the prior year, was attributable, in part, to the expansion of the CAG sales and marketing organization during 2004 and the first half of 2005; amortization expense for intangible assets and integration costs associated with the businesses acquired during the fourth quarter of 2004; and other changes in revenue mix, gross profit and operating expenses described in this narrative.

        The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended September 30,
Operating Expenses (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$41,623	32.3%	$34,443	31.7%	$7,180	20.8%
Water	2,950	19.6%	2,834	19.9%	116	4.1%
FDG	5,659	39.5%	4,556	41.2%	1,103	24.2%
Other	974	N/A	821	N/A	153	18.6%

Total Company	$51,206	32.4%	$42,654	31.8%	$8,552	20.0%

Operating Income (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$21,303	16.6%	$19,314	17.7%	$1,989	10.3%
Water	7,276	48.3%	6,977	49.0%	299	4.3%
FDG	2,518	17.6%	2,934	26.5%	(416)	(14.2%	)
Other	(974)	N/A	(821)	N/A	(153)	(18.6%	)

Total Company	$30,123	19.1%	$28,404	21.2%	$1,719	6.1%

        Companion Animal Group. Operating expenses for CAG increased $7.2 million, or 21%, to $41.6 million from $34.4 million for the same period of the prior year and, as a percentage of revenue, were approximately constant at 32%. The increase was attributable to a 17% ($3.0 million) increase in sales and marketing expense, a 27% ($2.8 million) increase in general and administrative expense, and a 21% ($1.4 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from increased worldwide sales, customer service and marketing personnel and ongoing expenses attributable to the Vet Med Lab business acquired in the fourth quarter of 2004. The increase in general and administrative expense resulted primarily from expenses attributable to the Vet Med Lab business, comprised of general and administrative expenses of a recurring nature, amortization expense for intangible assets acquired and integration costs. To a lesser extent, the increase in general and administrative expense was also attributable to higher spending on information technology and other general support functions. The increase in research and development expense resulted primarily from increased spending for instrumentation product development.

        Water. Operating expenses for Water increased $0.1 million, or 4%, to $3.0 million from $2.8 million for the same period of the prior year and, as a percentage of revenue, were approximately constant at 20%. The increase was attributable primarily to a 10% ($0.1 million) increase in general and administrative expense. The increase in general and administrative expense resulted primarily from higher spending on information technology and other corporate functions. There were no significant fluctuations in the nature and amounts of sales and marketing expense and research and development expense.

        Food Diagnostics Group. Operating expenses for FDG increased $1.1 million, or 24%, to $5.7 million from $4.6 million for the same period of the prior year and, as a percentage of revenue, decreased to 40% from 41%. The increase resulted from a 48% ($0.7 million) increase in general and administrative expense, a 22% ($0.2 million) increase in research and development expense, and a 7% ($0.1 million) increase in sales and marketing expense. The increase in general and administrative expense resulted primarily from expenses associated with the acquisition of Bommeli in the fourth quarter of 2004 and, to a lesser extent, from higher spending on information technology and other corporate functions. The expenses associated with Bommeli are composed mainly of amortization expense for intangible assets and general and administrative expenses of a recurring nature to support the operating activities of Bommeli. The increase in research and development expense was due primarily to higher compensation costs and the addition of Bommeli research and development activities. The increase in sales and marketing expense resulted primarily from costs to support the launch of our HerdChek® BSE Antigen Test Kit and the addition of Bommeli sales and marketing activities.

        Other. Operating expenses, consisting primarily of corporate research and development, increased $0.2 million, or 19%, to $1.0 million from $0.8 million for the same period of the prior year.

Interest Income

        Net interest income was $0.9 million for the three months ended September 30, 2005 compared to $0.8 million for the three months ended September 30, 2004. The increase in interest income was due to higher effective interest rates partly offset by lower invested cash balances.

Provision for Income Taxes

        The effective income tax rate for the three months ended September 30, 2005 was 33.9%, compared with 32.9% for the three months ended September 30, 2004. The increase in the effective income tax rate for the three months ended September 30, 2005 over the effective tax rate for the same period ended September 30, 2004 relates to an increase in international taxes.

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

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue

        Total Company. Revenue increased $66.2 million, or 16%, to $471.1 million from $404.9 million for the same period of the prior year. The following table presents revenue by operating segment:

For the Nine Months Ended September 30,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
CAG	$384,888	$331,377	$53,511	16.1%	0.8%	15.3%
Water	42,154	39,095	3,059	7.8%	1.3%	6.5%
FDG	44,083	34,435	9,648	28.0%	2.3%	25.7%

Total Company	$471,125	$404,907	$66,218	16.4%	1.0%	15.4%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.

        Companion Animal Group. Revenue for CAG increased $53.5 million, or 16%, to $384.9 million from $331.4 million for the same period of the prior year. Businesses acquired during 2004 and 2005, consisting primarily of veterinary reference laboratories, contributed approximately 7% to CAG revenue growth during the period. The following table presents revenue by product and service categories for CAG:

For the Nine Months Ended September 30,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Instruments and consumables	$158,356	$145,099	$13,257	9.1%	1.3%	7.8%
Rapid assay products	77,440	72,861	4,579	6.3%	0.5%	5.8%
Laboratory and consulting services	116,898	85,021	31,877	37.5%	0.5%	37.0%
Computer systems and digital radiography	21,826	20,399	1,427	7.0%	0.3%	6.7%
Pharmaceutical products	10,368	7,997	2,371	29.6%	--	29.6%

Net CAG Revenue	$348,888	$331,377	$53,511	16.1%	0.8%	15.3%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of instruments and consumables was due mainly to increased sales volume of consumables and increased sales volume of instruments, and, to a lesser extent, a favorable impact from changes in distributors’ inventory levels. These increases were partly offset by lower average unit prices on instruments. The increased sales volume of consumables was due primarily to higher worldwide practice-level sales of VetTest® slides and, to a lesser extent, to higher practice-level sales of tubes used with our hematology instruments in the U.S. and Europe, and increased domestic sales of consumables used with our VetLyte® instruments. Increased VetTest® instrument and hematology consumables sales volume was due primarily to an increase in our installed base of instruments throughout 2004 and 2005. The timing of shipments between the fourth quarter of 2004 and the first quarter of 2005 for one of our consumables had a favorable impact of almost 1% on the growth rate for instruments and consumables during the nine months ended September 30, 2005. Increased instrument sales volume resulted mainly from higher sales of LaserCyte® instruments and, to a lesser extent, the launch of our VetStat™ Electrolyte and Blood Gas Analyzer.

        The increase in sales of rapid assay products was due primarily to increased domestic practice-level sales volume of our canine combination test, the SNAP® 3Dx® Canine Test, and, to a lesser extent, higher average unit sales prices for feline and canine products.

        The increase in sales of laboratory and consulting services resulted primarily from the inclusion of sales from laboratories acquired during 2004 and 2005 and, to a lesser extent, higher testing volume and the impact of price increases. Laboratories acquired during 2004 and 2005 contributed approximately 28% to laboratory and consulting services revenue growth during the period.

        The increase in sales of computer systems and digital radiography resulted from increased sales volume of digital radiography instruments. The increase in digital radiography revenue was primarily due to an increase in the number of systems sold.

        The increase in sales of pharmaceutical products resulted primarily from increased practice-level demand and, to a lesser extent, from price increases on certain products.

        Water. Revenue for Water increased $3.1 million, or 8%, to $42.2 million from $39.1 million for the same period of the prior year. The increase resulted primarily from higher worldwide sales volume and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S., partly offset by lower average unit sales prices attributable to both greater price competition in certain geographies and higher relative sales in geographies where products are sold at lower unit prices. The favorable impact of currency exchange rates contributed an aggregate of $0.5 million, or 1%, to the increase in Water revenue.

        Food Diagnostics Group. Revenue for FDG increased $9.6 million, or 28%, to $44.1 million from $34.4 million for the same period of the prior year. Businesses acquired during 2004 contributed approximately 12% to FDG revenue growth during the year. The following table presents revenue by product and service categories for FDG:

For the Nine Months Ended September 30,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Production animal products	$32,376	$22,796	$9,580	42.0%	2.7%	39.3%
Dairy testing products	11,707	11,639	68	0.6%	1.6%	(1.0%)

Net FDG revenue	$44,083	$34,435	$9,648	28.0%	2.3%	25.7%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the nine months ended September 30, 2004 to the nine months ended September 30, 2005.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of production animal products resulted primarily from higher worldwide sales volume of livestock and poultry diagnostics, including sales attributable to acquisitions. Businesses acquired during 2004 contributed approximately 18% to production animal products revenue growth during the period.

        The decrease in sales of dairy testing products, net of the currency effect, resulted primarily from the divestiture of a product line.

Gross Profit

        Total Company. Gross profit increased $27.9 million, or 13%, to $238.0 million from $210.1 million for the same period of the prior year. As a percentage of total revenue, gross profit decreased to 51% from 52%. The following table presents gross profit and gross profit percentage by operating segment:

For the Nine Months Ended September 30,
Gross Profit (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$185,014	48.1%	$161,942	48.9%	$23,072	14.2%
Water	28,325	67.2%	26,552	67.9%	1,773	6.7%
FDG	24,645	55.9%	21,612	62.8%	3,033	14.0%

Total Company	$237,984	50.5%	$210,106	51.9%	$27,878	13.3%

        Companion Animal Group. Gross profit for CAG increased $23.1 million, or 14%, to $185.0 million from $161.9 million for the same period of the prior year due to increased sales volume across the CAG product lines, partly offset by a decrease in the gross profit percentage to 48% from 49%. The decrease in the gross profit percentage was attributable primarily to higher service costs and depreciation associated with our growing installed base of VetTest® chemistry analyzers and other instruments placed under our rental programs; higher net product costs and write-downs of excess pharmaceutical product inventory; and, to a lesser extent, greater relative sales of lower margin products and services. The increased proportion of sales of lower margin products and services resulted mainly from higher sales volume growth of laboratory services, primarily as a result of acquisitions. These decreases were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, and price increases, particularly for laboratory and consulting services.

        Water. Gross profit for Water increased $1.8 million, or 7%, to $28.3 million from $26.6 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 67% from 68%. The gross profit percentage was unfavorably impacted by costs related to a manufacturing issue during the third quarter, mentioned earlier, and, to a lesser extent, lower average unit sales prices. These decreases in the gross profit percentage were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.

        Food Diagnostics Group. Gross profit for FDG increased $3.0 million, or 14%, to $24.6 million from $21.6 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 56% from 63%. During the same period of the prior year, a reduction of approximately $1.8 million in an estimated liability for a third party claim was accounted for as a reduction in cost of revenue. Adjusting for this discrete item, the gross profit as a percentage of revenue would have been 58% for the nine months ended September 30, 2004. To a lesser extent, higher net product costs also unfavorably impacted gross profit. These decreases were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and, to a lesser extent, by higher relative sales of higher margin livestock products.

Operating Expenses and Operating Income

        Total Company. Total operating expenses increased $27.5 million to $152.8 million from $125.3 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 32% from 31% for the same period of the prior year.

        Operating income increased $0.4 million to $85.1 million from $84.8 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 18% from 21%. During the nine months ended September 30, 2004, operating income benefited from the settlement of a third party claim, described above, and a payment received in settlement of litigation. These discrete items increased operating income as a percentage of total company revenue almost one percentage point for the nine months ended September 30, 2004. The remaining difference of 2% in the operating income percentage for the nine months ended September 30, 2005, compared to the same period of the prior year, was attributable, in part, to the expansion of the CAG sales and marketing organization during 2004 and the first half of 2005; amortization expense for intangible assets and integration costs associated with the businesses acquired during the fourth quarter of 2004; and other changes in revenue mix, gross profit and operating expenses described in this narrative.

        The following tables present operating expenses and operating income by operating segment:

For the Nine Months Ended September 30,
Operating Expenses (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$123,412	32.1%	$100,920	30.5%	$22,492	22.3%
Water	9,005	21.4%	8,548	21.9%	457	5.3%
FDG	17,789	40.4%	13,358	38.8%	4,431	33.2%
Other	2,631	N/A	2,520	N/A	111	4.4%

Total Company	$152,837	32.4%	$125,346	31.0%	$27,491	21.9%

Operating Income (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$61,602	16.0%	$61,022	18.4%	$580	0.9%
Water	19,320	45.8%	18,004	46.1%	1,316	7.3%
FDG	6,856	15.6%	8,254	24.0%	(1,398)	(16.9%	)
Other	(2,631)	N/A	(2,520)	N/A	(111)	(4.4%	)

Total Company	$85,147	18.1%	$84,760	20.9%	$387	0.5%

        Companion Animal Group. Operating expenses for CAG increased $22.5 million, or 22%, to $123.4 million from $100.9 million for the same period of the prior year and, as a percentage of revenue, increased to 32% from 30%. The increase was attributable to a 21% ($11.4 million) increase in sales and marketing expense, a 26% ($7.7 million) increase in general and administrative expense, and an 18% ($3.4 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from increased worldwide sales, customer service and marketing personnel; ongoing expenses attributable to the Vet Med Lab business acquired in the fourth quarter of 2004; and higher sales commissions as a result of revenue performance. The increase in general and administrative expense resulted primarily from expenses attributable to the Vet Med Lab business, comprised of general and administrative expenses of a recurring nature, amortization expense for intangible assets acquired and integration costs. To a lesser extent, the increase in general and administrative expense was also attributable to higher spending on information technology and other general support functions; the unfavorable impact of exchange rates on foreign currency denominated expenses; and the positive impact in 2004 of a payment received in the second quarter of 2004 to settle certain litigation. The increase in research and development expense resulted primarily from increased spending for instrumentation and, to a lesser extent, rapid assay product development.

        Water. Operating expenses for Water increased $0.5 million, or 5%, to $9.0 million from $8.5 million for the same period of the prior year and, as a percentage of revenue, decreased to 21% from 22%. The dollar increase was attributable to a 14% ($0.4 million) increase in general and administrative expense and a 6% ($0.1 million) increase in research and development expense, partly offset by a 2% ($0.1 million) decrease in sales and marketing expense. The increase in general and administrative expense resulted primarily from higher spending on information technology and other corporate functions, and, to a lesser extent, from the unfavorable impact of exchange rates on foreign currency denominated expenses. There were no significant individual events or fluctuations in the nature and amounts of research and development expense and sales and marketing expense.

        Food Diagnostics Group. Operating expenses for FDG increased $4.4 million, or 33%, to $17.8 million from $13.4 million for the same period of the prior year and, as a percentage of revenue, increased to 40% from 39%. The increase resulted from a 62% ($2.6 million) increase in general and administrative expense, a 19% ($1.1 million) increase in sales and marketing expense, and a 22% ($0.7 million) increase in research and development expense. The increase in general and administrative expense resulted primarily from expenses associated with the acquisition of Bommeli in the fourth quarter of 2004 and, to a lesser extent, from higher spending on information technology and other corporate functions. The expenses associated with Bommeli are composed mainly of amortization expense for intangible assets and general and administrative expenses of a recurring nature to support the Bommeli business. The increase in sales and marketing expense resulted primarily from the addition of Bommeli sales and marketing activities, and from sales and marketing costs to support the launch of our HerdChek® BSE Antigen Test Kit. The increase in research and development expense was due primarily to the addition of Bommeli research and development activities and to higher compensation costs, in part due to increased staffing.

        Other. Operating expenses, consisting primarily of corporate research and development, increased $0.1 million, or 4%, to $2.6 million from $2.5 million for the same period of the prior year.

Interest Income

        Net interest income was $2.3 million for the nine months ended September 30, 2005 and 2004. Lower invested cash balances were substantially offset by higher effective interest rates.

Provision for Income Taxes

        Our effective tax rate was 33.7% for the nine months ended September 30, 2005, compared with 29.8% for the nine months ended September 30, 2004. The majority of the increase in the effective tax rate for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 resulted from a reduction of previously accrued taxes in connection with the 2004 resolution of an Internal Revenue Service income tax audit through the year 2001. Other rate reductions resulted from the release in 2004 of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB No. 123” (collectively, “SFAS No. 123, as Amended”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires all share-based compensation to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Implementation of SFAS No. 123(R) is required as of the beginning of the first annual period that begins after June 15, 2005. Companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, as Amended. We plan to adopt the provisions of SFAS No. 123(R) on January 1, 2006 and do not plan to adjust financial statements for prior periods. We are evaluating our equity-based compensation programs and expect our 2006 equity-based compensation expense, as a percentage of income excluding equity-based compensation expense, to be generally consistent with the pro forma expense disclosed in accordance with SFAS No. 123, as Amended, above in these financial statements. However, if we decide to change the structure or terms of equity-based compensation plans in 2006, including changes to the number of awards granted, the type of awards granted, and the amortization method used to expense new awards, our equity-based compensation expense may vary significantly from our current estimate. We do not expect the adoption of SFAS No. 123(R) to have a material impact on our cash flows or financial position.

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

        We fund the capital needs of our business through cash generated from operations. As of September 30, 2005 and December 31, 2004, we had $129.5 million and $137.3 million of cash and cash equivalents and short-term investments, respectively, and working capital of $202.2 million and $201.6 million, respectively. As of September 30, 2005 and December 31, 2004, we also had long-term investments, primarily in municipal bonds, of $2.1 million and $19.7 million, respectively. As of September 30, 2005 and December 31, 2004, we had total cash and cash equivalents, short-term investments and long-term investments of $131.5 million and $157.0 million, respectively.

        Cash provided by operating activities was $76.5 million for the nine months ended September 30, 2005, compared to $68.2 million for the same period of the prior year. The increase in cash provided by operating activities, compared to the same period of the prior year, was primarily due to a reduction of the increase in component parts and finished goods inventories associated with our LaserCyte® hematology instrument. The total of net income and net noncash charges was $80.2 million for the nine months ended September 30, 2005. Cash provided by operating activities was unfavorably impacted by a net change in operating assets and liabilities of $3.7 million, primarily due to an increase in accounts receivable of $4.5 million resulting from higher sales and an increase in inventories of $3.3 million, partly offset by an increase of $3.5 million in accounts payable.

        We purchase the slides sold for use in our VetTest® instruments at pre-determined prices under a long-term agreement with a supplier. Under this agreement, we have remaining minimum purchase obligations of $7.4 million in 2005. In June 2005, we amended this agreement to, among other things, extend its term from 2018 to 2020 and we agreed to commit up to an aggregate of $4.0 million of capital purchase obligations in connection with the design and construction of automated production equipment at our supplier’s facility that will be used to manufacture consumables for use in our next-generation chemistry analyzer. We expect to pay $3.2 million of our total commitment in 2006 and 2007, and $0.8 million in approximately 2009. The amendment did not modify our purchase obligations under this agreement.

        We purchase electrolyte instruments, components and consumables at fixed prices under an agreement with a supplier. Under this agreement, we are required to make additional purchases in 2005 of $0.5 million.

        In October 2005, our former supplier of QBC® VetAutoread™ hematology instruments and consumables sold this business and we simultaneously entered into a new supply agreement for those products with the acquiror of the business. Under this new supply agreement, we received fixed pricing on certain products through December 31, 2020, among other benefits. In partial consideration for this new supply agreement, we paid cash of $2.5 million to the acquiror and guaranteed the acquiror’s note in the principal amount of $3.5 million given to our former supplier in partial consideration for the business. See Note 9 to the condensed consolidated financial statements for the three and nine month periods ended September 30, 2005 included in this Form 10-Q.

        Effective January 1, 2003, we entered into a workers’ compensation insurance policy for U.S. employees under which we retain the first $0.25 million in claim liability per incident and up to specific limits, based on payroll, in claim liability in the aggregate. We renewed this workers’ compensation policy effective January 1, 2004, and entered into a similar workers’ compensation policy effective January 1, 2005. We are liable for up to $1.4 million, $3.0 million and approximately $2.5 million in aggregate claim liability for 2003, 2004 and 2005, respectively. We have recorded our estimated claims liability as of September 30, 2005 and December 31, 2004 based on claims incurred and the estimated ultimate cost to settle the claims. The insurance company administers and pays these claims, and we reimburse the insurance company for our portion of these claims. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. In connection with these policies, we have outstanding letters of credit totaling $1.6 million to the insurance companies as security for these claims as of September 30, 2005.

        In September 2005, we entered into a lease agreement for additional property in Westbrook, Maine. The lease increased our aggregate future minimum rental payments by $4.4 million over approximately seven years.

        Cash provided by investing activities was $11.3 million for the nine months ended September 30, 2005, compared to cash used by investing activities of $1.6 million for the same period of the prior year. The increase in cash provided by investing activities, compared to the same period in the prior year, is primarily due to proceeds from net sales of short- and long-term investments in 2005 and lower capital expenditures. We anticipate total capital expenditures in 2005 of $30 to $35 million.

        During the nine months ended September 30, 2005, we made capital contributions of $0.5 million to our joint venture that is headquartered in Beijing, China. We are obligated to fund an additional $0.1 million during the fourth quarter. We have agreed to purchase an additional 55% equity interest in the joint venture from our partner, subject to approval by the Chinese government of the ownership change, and committed to pay $0.8 million over two years in consideration for the additional equity.

        As of September 30, 2005, we had 552,000 shares remaining under our share repurchase authorization. On October 12, 2005, our Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our common stock in the open market or in negotiated transactions. During the nine months ended September 30, 2005, we repurchased 1,493,000 shares of common stock for $88.8 million at an average price of $59.47 per share.

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

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP® beta-lactam dairy-testing products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue-testing products were $11.7 million for the nine months ended September 30, 2005 and $15.7 million for the year ended December 31, 2004.

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

        The slides sold for use in our VetTest® instruments are purchased under an agreement with a supplier at pre-determined prices. Under this agreement we are required to purchase a minimum of $95.5 million of slides through 2010. To the extent that slides purchased under the contract exceed demand for the slides, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of slides to our customers, our profits on slide sales could decline because we purchase slides at pre-determined prices.

        Electrolyte instruments, components and consumables are purchased under an agreement with a supplier at pre-determined prices. Under this agreement we are required to make aggregate minimum purchases of $4.1 million annually through 2006, including $0.5 million remaining under our obligation for 2005. To the extent that instruments, components and consumables purchased under the contract exceed the demand for them, we may incur losses in the future under this agreement. To the extent that we are unable to maintain current pricing levels on sales of these products to our customers, our profits could decline because we purchase these products at predetermined prices.

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

International Revenue Accounts for a Significant Portion of IDEXX’s Total Revenue

        For the nine months ended September 30, 2005 and the year ended December 31, 2004, 35% and 32%, respectively, of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize nonspeculative forward currency exchange contracts to mitigate foreign currency exposure, however, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins.

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

If Our Quarterly Results of Operations Fluctuate, This Fluctuation May Cause Our Stock Price to Decline, Resulting in Losses to You

        Our prior operating results have fluctuated due to a number of factors, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases, product launches, research and development expenditures, litigation and claim-related expenditures; changes in competitors’ product offerings; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter due to these and other factors, many of which are beyond our control. If our operating results or projections of future operating results do not meet the expectations of market analysts or investors in future periods, our stock price may fall.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 17 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.

        The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts with a duration of less than 18 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals, as appropriate, and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following twelve months. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. As of September 30, 2005, we had $0.9 million in net unrealized gains on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.4 million in taxes.

Item 4. Controls and Procedures

    (a)        Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

    (b)        Changes in Internal Controls. No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        During the three months ended September 30, 2005, we repurchased our shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
July 1, 2005 to July 31, 2005	53,000	$62.88	53,000	1,094,530
August 1, 2005 to August 31, 2005	240,200	63.10	240,200	854,330
September 1, 2005 to September 30, 2005	302,300	65.90	302,300	552,030	(1)

Total	595,500	$64.50	595,500	552,030	(1)

(1)     On October 12, 2005, the Company’s Board of Directors increased the Company’s share repurchase authorization by 2,000,000 shares.

        Our Board of Directors has approved the repurchase of up to 16,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, July 21, 2000, October 20, 2003, October 12, 2004, and October 12, 2005, and does not have a specified expiration date. The repurchases made during the three months ended September 30, 2005 were made in open market transactions. There were no other repurchase plans outstanding during the three months ended September 30, 2005, and no repurchase plans expired during the period.

Item 6. Exhibits

(a)	Exhibits

10.1	2003 Stock Incentive Plan, as amended.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/Merilee Raines
Date: November 2, 2005	Merilee Raines Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	2003 Stock Incentive Plan, as amended.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.