Form 10-K
period 2005-12-31
IDEXX LABORATORIES INC /DE
filed 2006-03-10
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The For the Fiscal Year Ended December 31, 2005.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For The Transiton Period From __________To __________.

COMMISSION FILE NUMBER 0-19271
IDEXX LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	01-0393723
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One IDEXX Drive, Westbrook, Maine	04092
(Address of principal executive offices)	(ZIP Code)

(207) 856-0300
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, $0.10 par value per share
Preferred StockPurchase Rights
(Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [   ]

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [X]

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  Large accelerated filer [X]          Accelerated filer [   ]          Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

        Based on the closing sale price on June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,022,715,832. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

        The number of shares outstanding of the registrant’s Common Stock was 31,852,202 on February 22, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

LOCATION IN FORM 10-K	INCORPORATED DOCUMENT
Part III	Specifically identified portions of the Company's definitive proxy statement to be filed in connection with the Company's Annual Meeting to be held on May 10, 2006 are incorporated herein by reference.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, are made throughout this Annual Report on Form 10-K, including statements relating to, among other things, supply commitments, product launches, our competitive position in the industry, future growth rates and gross margins, realization of inventory, product sales, integration of acquisitions and operating expenses. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Part I, Item 1A. Risk Factors.”

        In addition, any forward-looking statements represent our views only as of the day this Annual Report on Form 10-K was filed with the Securities and Exchange Commission and should not be relied upon as representing our views as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our views change.

PART I.

ITEM 1. BUSINESS

        We develop, manufacture and distribute products and provide services for the veterinary and the food and water testing markets. Our products and services include:

•	Point-of-care veterinary diagnostic products, comprising rapid assays and instruments and consumables;

•	Laboratory and consulting services used by veterinarians;

•	Veterinary pharmaceutical products;

•	Information products and services and digital radiography systems for veterinarians;

•	Diagnostic and health-monitoring products for production animals;

•	Products that test water for certain microbiological contaminants; and

•	Products that test milk for antibiotic residues.

        We are a Delaware corporation and were incorporated in 1983. Our principal executive offices are located at One IDEXX Drive, Westbrook, Maine 04092, our telephone number is 207-856-0300, and our Internet address is idexx.com. References herein to “we,” “us;” the “Company,” or “IDEXX” include our wholly-owned subsidiaries unless the otherwise requires. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Form 10-K for any purpose.

        We make available free of charge on our Web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we file such information with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, copies of our reports filed electronically with the SEC may be accessed on the SEC’s Web site at www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

PRODUCTS AND SERVICES

        We operate primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health and dairy quality, which we refer to as the Food Diagnostics Group (“FDG”). See Note 18 to the consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K for financial information about our business segments, including geographic information, and about our product and service categories.

COMPANION ANIMAL GROUP

        Instruments and Consumables

        We currently market several instrument systems, as well as associated consumable products, for use in veterinary clinics. These instruments, which we refer to collectively as the IDEXX VetLab®, are described below.

        Blood and Urine Chemistry. Our VetTest® Chemistry Analyzer is used to measure levels of certain enzymes and other substances in blood or urine in order to assist the veterinarian in diagnosing physiologic conditions. Twenty-four separate tests can be performed on the VetTest® Chemistry Analyzer and additional parameters can be calculated. Blood tests commonly run include glucose, alkaline phosphatase, ALT (alanine aminotransferase), creatinine, BUN (blood urea nitrogen) and total protein. The VetTest® Chemistry Analyzer also runs tests for urine protein/urine creatinine ratio, which assists in the detection of early renal disease. Tests are sold individually and in prepackaged panels, such as the Preanesthetic Panel, the General Health Profile, the Equine Panel, the NSAID (“nonsteroidal anti-inflammatory drug”) Monitoring Panel and the Quality Control Panel.

        We purchase all of the reagents used in the VetTest® Chemistry Analyzer (“dry chemistry slides” or “VetTest® slides”) from Ortho-Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson & Johnson. See “Business-Production and Supply.” In October 2003, we entered into an agreement with Ortho under which we are developing a next-generation chemistry analyzer for the veterinary market based on Ortho’s dry-slide technology, and Ortho will supply the slide consumables used in both the VetTest® Chemistry Analyzer and the new analyzer through 2020. We do not expect this new instrument to be commercially available before the latter part of 2007.

        Hematology. We sell two hematology analyzers: the LaserCyte® Hematology Analyzer, which uses laser-flow cytometry technology to analyze components of blood, including red blood cells, white blood cells, and platelets; and the VetAutoread™ Hematology Analyzer.

        Electrolytes and Blood Gases. Our VetLyte® analyzer measures three electrolytes—sodium, potassium and chloride—to aid in evaluating acid-base and electrolyte balances and assessing plasma hydration. We purchase our VetLyte® Electrolyte Analyzers and consumables from Roche Diagnostics Corporation.

        Our VetStat™ analyzer measures electrolytes, blood gases, acid-base balance, glucose and ionized calcium, and calculates other parameters, such as bicarbonate and anion gap. These measurements aid veterinarians in evaluating fluid therapy choices and measuring respiratory function. The VetStat™ Electrolyte and Blood Gas Analyzer runs single-use disposable cassettes that contain various configurations of analytes. We purchase all of our VetStat™ Electrolyte and Blood Gas Analyzers and consumables from Osmetech, Inc.

        Quantitative Immunoassay Testing. The IDEXX SNAP® Reader allows the veterinarian to obtain quantitative measurements of total thyroxine (T4), cortisol and bile acids. These measurements assist in diagnosing and monitoring the treatment of certain endocrine diseases, such as hyper- and hypothyroidism, Cushing’s syndrome and Addison’s disease. Samples and reagents are introduced to the analyzer using our SNAP® platform.

        Rapid Assays

        We provide a broad range of single-use, handheld test kits that allow quick, accurate and convenient test results for a variety of companion animal diseases and health conditions. These products enable veterinarians to provide improved service to animal owners by delivering test results and a diagnosis at the time of the patient visit, allowing the veterinarian to initiate therapy or prevention, if required.

        Our principal single-use tests are sold under the SNAP® name, and include a feline combination test, the SNAP® Combo FIV antibody/FeLV antigen test, which enables veterinarians to test simultaneously for feline immunodeficiency virus (“FIV”) (which is similar to the human AIDS virus) and feline leukemia virus (“FeLV”); a canine combination test, the SNAP® 3Dx®, which tests simultaneously for Lyme disease, Ehrlichia canis and heartworm; a canine heartworm-only test; a canine test for parvovirus; a feline test for FeLV only; and canine and feline tests for Giardia, a parasitic disease. Sales of heartworm tests are greater in the first half of our fiscal year due to seasonality of the disease.

        In addition to our single-use tests, we sell a line of microwell-based test kits, under the PetChek® name, that are used by larger clinics and laboratories to test multiple samples. PetChek® tests offer accuracy, ease of use and cost advantages to high-volume customers. We currently sell PetChek® tests for canine heartworm disease, FIV, and FeLV.

        Veterinary Reference Laboratory and Consulting Services

        We offer commercial veterinary reference laboratory and consulting services to veterinarians in the U.S., Europe, Australia and Japan. Veterinarians use our services by submitting samples by courier or overnight delivery to one of our facilities. Our laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in production and companion animals.

        Additionally, we provide specialized veterinary consultation, telemedicine and advisory services, including cardiology, radiology, internal medicine and ultrasound consulting. These services permit veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the Internet from the veterinarians’ offices.

        Practice Information Management and Digital Radiography Systems

        Practice Information Management Systems and Services. We develop, market and sell practice information management systems (“PIMS”) including hardware and software that run key functions of veterinary clinics, including patient electronic health records management, scheduling (including boarding and grooming), billing and inventory management. Our principal system is the Cornerstone® system. We believe we are one of the leading providers of veterinary practice information management systems in North America, with an installed base of more than 7,200 of the approximately 28,000 veterinary hospitals in North America. We also provide software and hardware support to our PIMS customers, and related supplies and services to veterinarian PIMS users in general, and we derive a significant portion of our revenues for this product line from ongoing service contracts.

        Digital Radiography Systems and Services. Our digital radiography systems capture radiograph images in digital form, replacing traditional x-ray film. Use of digital radiography systems eliminates the need for the film and processor, hazardous chemicals and darkroom required for the production of film images, and provides for image manipulation and enhancement through contrast management. We market and sell the IDEXX Digital Radiography System, which is appropriate for use in the small animal veterinary clinic, and two systems that are primarily used as portable units in ambulatory veterinary practices, such as equine practices: the IDEXX Equiview™ Digital Radiography System and the IDEXX Digital Radiography Compact System. Our digital radiography systems use IDEXX-PACS™ picture archiving and communication system (“PACS”) software for the viewing, manipulation, management, storage and retrieval of the digital images generated by the digital capture plate. The IDEXX-PACS™ software also permits images from our digital radiography systems to be integrated into patients’ medical records in the Cornerstone® system, as well as transferred to other practice information management systems.

        Pharmaceutical Products

        We develop, market and sell therapeutics for the veterinary market. We currently market and sell four pharmaceutical products: PZI VET®, an insulin product for the treatment of diabetic cats; ACAREXX® (.01% ivermectin) otic suspension for the treatment of ear mites in cats; SURPASS® (1% diclofenac sodium), a topical, nonsteroidal anti-inflammatory drug for equine use; and Navigator® (32% nitazoxanide) Antiprotozoal Oral Paste, a treatment for equine protozoal myeloencephalitis (EPM). We are developing a long-acting, injectable form of the antibiotic tilmicosin for cats.

WATER

        We offer a range of products used in the detection of various microbiological analytes in water.

        Our Colilert®, Colilert®-18 and Colisure® tests simultaneously detect total coliforms and E. coli in water. These organisms are broadly used as indicators of microbial contamination in water. These products utilize indicator-nutrients that produce a change in color or fluorescence when metabolized by target microbes in the sample. Our water tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with U.S. Environmental Protection Agency (“EPA”) standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, waste water and water from private wells.

        Our Enterolert™ product detects enterococci in drinking and recreational waters. Our Quanti-Tray® products, when used in conjunction with our Colilert®, Colilert®-18, Colisure® or Enterolert™ products, provide users quantitative measurements of microbial contamination, rather than a presence/absence indication. The Colilert®, Colilert-18®, Colisure® and Quanti-Tray® products have been approved by the EPA and by regulatory agencies in certain other countries.

        Our Filta-Max® product is used in the detection of Cryptosporidia in water. Cryptosporidia are parasites that can cause potentially fatal gastrointestinal illness if ingested. Testing of water supplies for Cryptosporidia is mandated by regulation in the United Kingdom, but is not regulated in other countries at this time.

FOOD DIAGNOSTICS GROUP

        Production Animal Services

        We sell diagnostic tests and related instrumentation and software that are used to detect a wide range of diseases and to monitor health status in production animals. Our production animal products are purchased primarily by government laboratories and poultry and swine producers. Significant products include diagnostic tests for porcine reproductive and respiratory syndrome and pseudorabies virus in pigs; Newcastle disease in poultry; and Johne’s disease, bovine viral diarrhea virus, and brucellosis in cattle. In December 2004, we completed the acquisition of Dr. Bommeli AG, a Swiss manufacturer of production animal tests, for cash consideration of approximately $15.8 million, net of cash acquired.

        We have developed a postmortem test for bovine spongiform encephalopathy (“BSE” or “mad cow disease”). This test was approved for use in the U.S. by the United States Department of Agriculture (“USDA”) in 2004 and for use in the European Union (“EU”) by the European Commission in February 2005. We also offer a related kit for the detection of a similar disease, scrapie, in small ruminants, including sheep. Testing for BSE in the U.S. is limited and we do not know when or if the USDA will expand its testing program, which would increase the domestic market for these tests.

        Dairy Testing

        Our principal product for use in testing for antibiotic residue in milk is the SNAP® beta-lactam test. Dairy producers and processors use our tests for quality assurance of raw milk, and government and food-quality managers use them for ongoing surveillance.

        In March 2003, we entered into an agreement with the FDA under which we agreed, among other things, to perform specified lot release and stability testing of our SNAP® beta-lactam products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue testing products were $15.6 million in 2005.

MARKETING AND DISTRIBUTION

        We market, sell and service our products worldwide through our marketing, sales and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in Australia, China, France, Germany, Italy, Japan, the Netherlands, Spain, Switzerland, Taiwan and the United Kingdom. In 2005, 2004 and 2003, we spent $102.0 million, $85.7 million, and $71.8 million or 16%, 16%, and 15% of sales, respectively, on sales and marketing.

        Generally, we select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. We market our veterinary diagnostic and pharmaceutical products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel, and test kits, pharmaceutical products and instrument consumables supplied primarily by the distribution channel. Outside the U.S., we sell our veterinary diagnostic products through our direct sales force and, in certain countries, through distributors and other resellers. We sell our reference laboratory services worldwide through our direct sales force. We market our software products through our direct sales force primarily in the U.S. We market our water and food diagnostics products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force.

        In 2005, two of our CAG distributors, The Butler Company and Burns Veterinary Supply, Inc., merged and, as a result, they collectively accounted for 10% of our 2005 revenue and 4% of our net accounts receivable at December 31, 2005. In 2004 and 2003, no customer accounted for greater than 10% of our revenue. Our largest customers are our U.S. distributors of our products in the CAG segment. The largest consumer of our products and services accounts for approximately 1% of our sales.

RESEARCH AND DEVELOPMENT

        Our business includes the development and introduction of new products and may involve entry into new business areas. Our research and development activity is focused primarily on development of new diagnostic instrument platforms and information systems, new immunoassay devices, new diagnostic tests, new animal drugs, enhanced practice information systems, and improvements in the performance, connectivity and interoperability of our products and services. Our research and development expenses, which consist of salaries, employee benefits, materials and consulting costs, were approximately $40.9 million, $35.4 million and $32.3 million, or 6%, 6% and 7% of sales, in 2005, 2004 and 2003, respectively.

PATENTS AND LICENSES

        We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties. These licenses include an exclusive royalty-bearing license of certain patents relating to diagnostic products for FIV that expire in 2009, from The Regents of the University of California; and exclusive licenses from Tulane University and the University of Texas to certain patents and patent applications expiring beginning in 2019 that relate to the detection of Lyme disease. We also have an exclusive royalty-bearing license of certain patents expiring in 2007 relating to defined substrate technology (“DST”) that is utilized in the Colilert®, Colilert-18®, Colisure® and Enterolert™ water-testing products, although we do not believe the expiration of the DST patents in 2007 will have a material effect on our water business. In addition, we hold a U.S. patent expiring in 2014 that specifically covers the Colilert®-18 product and another patent expiring in 2014 that relates to certain methods and kits for simultaneously detecting antigens and antibodies, and which covers certain of our SNAP® products, including our SNAP® Combo FIV/FeLV and Canine SNAP® 3Dx® combination tests.

        To the extent some of our products may now, or in the future, embody technologies protected by patents, copyrights or trade secrets of others, we may be required to obtain licenses to such technologies in order to continue to sell our products. These licenses may not be available on commercially reasonable terms or at all. Our failure to obtain any such licenses may delay or prevent the sale of certain new or existing products. See “Part I, Item 1A. Risk Factors.”

PRODUCTION AND SUPPLY

        VetTest® Chemistry Analyzers are manufactured for us by Tokyo Parts Industrial Company, Ltd. under an agreement that renews annually unless either party notifies the other of its decision not to renew. VetTest® slides are supplied exclusively by Ortho under supply agreements with Ortho (the “Ortho Agreements”). We are required to purchase all of our requirements for our current menu of VetTest® slides from Ortho to the extent Ortho is able to supply those requirements. In addition, we have committed to minimum annual purchase volumes of certain VetTest® slides through 2010. The Ortho Agreements expire on December 31, 2020.

        The VetAutoread™ Hematology Analyzer is manufactured for us by QBC Diagnostics, Inc. (“QBCD”) under a supply agreement that expires on December 31, 2020. The VetLyte® Electrolyte Analyzer is manufactured for us by Roche Diagnostics Corporation under an agreement that requires Roche Diagnostics to supply analyzers through December 31, 2006, and consumables and spare parts through December 31, 2013. The VetStat™ Electrolyte and Blood Gas Analyzer is manufactured for us by Osmetech, Inc. under an agreement that requires Osmetech to supply analyzers and consumables through 2015 and we have an option to extend this agreement for an additional four years. We have certain minimum purchase obligations under these agreements.

        We purchase certain other products, raw materials and components from a single supplier. These include active ingredients for our pharmaceutical products, certain digital radiography systems, instrument consumables, and certain components used in our SNAP® rapid assay devices, water testing products and LaserCyte® Hematology Analyzers. We have in the past been successful in ensuring an uninterrupted supply of products purchased from single source suppliers. However, there can be no assurance that uninterrupted supply can be maintained if these agreements terminate for any reason or our suppliers otherwise are unable to satisfy our requirements for products.

        We do not generally maintain significant backlog and believe that our backlog at any particular date historically has not been indicative of future sales.

COMPETITION

        We face intense competition within the markets in which we sell our products and services. We expect that future competition will become even more intense, and that we will have to compete with changing technologies, which could affect the marketability of our products and services. Our competitive position also will depend on our ability to develop proprietary products, attract and retain qualified scientific and other personnel, develop and implement production and marketing plans, obtain or license patent rights, and obtain adequate capital resources.

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

        Competitive factors in our different business areas are detailed below:

•	Veterinary diagnostic products and food and water testing products. We compete primarily on the basis of the ease of use, speed, accuracy and other performance characteristics of our products and services (including unique tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, and our pricing relative to the value of our products.

•	Veterinary laboratory and consulting services. In this market, we compete primarily on the basis of quality, service, technology, and our pricing relative to the value of our services. We compete in certain geographic locations in the U.S. with Antech Diagnostics, a unit of VCA Antech, Inc.

•	Veterinary pharmaceuticals. We compete primarily on the basis of the performance characteristics of our products.

•	Practice Information Management and Digital Radiography Systems. We compete primarily on the basis of ease of use, connectivity to equipment and other systems, performance characteristics, effectiveness of our customer service, information handling capabilities, advances in technologies, and our pricing relative to the value of our products and services.

GOVERNMENT REGULATION

        Many of our products are subject to regulation by U.S. and foreign regulatory agencies. The following is a description of the principal regulations affecting our businesses.

        Veterinary diagnostic products. Most diagnostic tests for animal health applications are veterinary biological products that are regulated in the U.S. by the Center for Veterinary Biologics within the USDA Animal and Plant Health Inspection Service (“APHIS”). The APHIS regulatory approval process involves the submission of product performance data and manufacturing documentation. Following regulatory approval to market a product, APHIS requires that each lot of product be submitted for review before release to customers. In addition, APHIS requires special approval to market products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval as part of their separate regulatory approvals. However, compliance with an extensive regulatory process is required in connection with marketing diagnostic products in Japan, Germany, the Netherlands and many other countries. We also are required to have a facility license from APHIS to manufacture USDA-licensed products. We have obtained such a license for our manufacturing facility in Westbrook, Maine and Memphis, Tennessee.

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

        Water testing products. Our water tests are not subject to formal premarket regulatory approval. However, before a test can be used as part of a water-quality monitoring program in the U.S. that is required by the EPA, the test must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA-approved protocol, evaluation of the data by the EPA and publication for public comment of any proposed approval in the Federal Register before final approval. Our Colilert®, Colilert®-18, Colisure®, Quanti-Tray®, Filta-Max® and SimPlate® for heterotropic plate counts (“HPC”) products have been approved by the EPA. The sale of water-testing products also is subject to extensive and lengthy regulatory processes in many other countries around the world.

        Dairy testing products. The sale of dairy testing products in the U.S. is regulated by the FDA in conjunction with the AOAC Research Institute (“AOAC RI”). Before a product can be sold, extensive product performance data must be submitted in accordance with a protocol that is approved by the FDA and the AOAC RI. Following approval of a product by the FDA, the product must also be approved by the National Conference on Interstate Milk Shipments (“NCIMS”), an oversight body that includes state, federal and industry representatives. Our dairy antibiotic residue testing products have been approved by the FDA and NCIMS. While some foreign countries accept AOAC RI approval as part of their regulatory approval process, many countries have separate regulatory processes.

        Any acquisitions of new products and technologies may subject us to additional areas of government regulation. These may involve food, drug and water-quality regulations of the FDA, the EPA and the USDA, as well as state, local and foreign governments. See “Part I, Item 1A. Risk Factors.”

EMPLOYEES

        At December 31, 2005, we had approximately 3,300 full-time and part-time employees. We are not a party to any collective bargaining agreement and we believe that relations with our employees are good.

ITEM 1A. RISK FACTORS

        Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

        IDEXX's Future Growth and Profitability Depend on Several Factors

        The future success of our business depends upon our ability to successfully implement various strategies, including:

•	Developing, manufacturing and marketing new products with new features and capabilities, including pharmaceutical products; a new clinical chemistry instrument; and rapid assay, water testing and production animal diagnostic products, as well as improving and enhancing existing products;

•	Developing and implementing new technology and licensing strategies; and identifying, completing and integrating acquisitions that enhance our existing businesses or create new business areas for us;

•	Increasing the value to our customers of our companion animal products and services by enhancing the connectivity of these products, including the connectivity among the IDEXX VetLab® instrument suite, Cornerstone® practice information management system, the IDEXX-PACS™ software and IDEXX Reference Laboratories;

•	Expanding our market by expanding the installed base of our instrumentation through customer acquisition and retention and increasing use of our products by our customers;

•	Strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.; and

•	Reducing the costs of manufacturing our products and providing services through operating efficiencies and increased focus on quality.

        However, we may not be able to successfully implement some or all of these strategies and increase or sustain our rate of growth or profitability.

        Our Products and Services Are Subject to Various Government Regulations

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

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform specified lot release and stability testing of our SNAP® beta-lactam dairy-testing products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products. Sales of dairy antibiotic residue-testing products were $15.6 million for the year ended December 31, 2005.

        Commercialization of animal health pharmaceuticals in the U.S. requires prior approval by the FDA. To obtain such approvals, we are required to submit substantial clinical, manufacturing and other data to the FDA. Regulatory approval for products submitted to the FDA may take several years and, following approval, the FDA continues to regulate all aspects of the manufacture, labeling, storage, record keeping and promotion of pharmaceutical products. Failure to obtain, or delays in obtaining, FDA approval for new pharmaceutical products would have a negative impact on our future growth.

        We Purchase Materials for Our Products from a Limited Number of Sources

        We currently purchase many products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily replaced by alternative sources. These products include our VetTest® Chemistry, VetAutoread™ Hematology, VetLyte® Electrolyte, and VetStat™ Electrolyte and Blood Gas Analyzers and related consumables; certain digital radiography system components, specifically image capture plates and readers; active ingredients for pharmaceutical products; and certain components of our SNAP® rapid assay devices, water testing products and LaserCyte® Hematology Analyzers. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations.

        The slides sold for use in our VetTest® Chemistry Analyzers are purchased under an agreement with Ortho that, as of December 31, 2005, required us to purchase a minimum of $92.7 million of slides through 2010. We purchase our electrolyte instruments, components and consumables under an agreement with Roche Diagnostics, under which we are required to purchase a minimum of $4.1 million of these products through 2006. We purchase our VetAutoread™ Hematology Analyzers, components and consumables under an agreement with QBCD, under which we are required to make aggregate minimum purchases of $18.0 million through 2020. If demand for any of the products purchased under these agreements is insufficient to support our minimum purchase obligations for those products, we could incur losses related to those obligations. In addition, because we purchase the products at predetermined prices, our profits on sales of these products could decline if we are unable to maintain current pricing levels for such products.

        Our Biologic Products Are Complex and Difficult to Manufacture

        Many of our rapid assay and production animal diagnostic products are biologics, which are products that are comprised of materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex. Unlike products that rely on chemicals for efficacy (such as most pharmaceuticals), biologics are difficult to characterize due to the inherent variability of biological input materials. Difficulty in characterizing biological materials or their interactions creates greater risk in the manufacturing process. We attempt to mitigate risk associated with the manufacture of biologics by continuing to improve the characterization of all of our input materials, utilizing multiple vendors, manufacturing some of these materials ourselves and maintaining substantial inventories of materials that have demonstrated the appropriate characteristics. However, there can be no assurance that we will be able to maintain adequate sources of biological materials or that biological materials that we maintain in inventory will yield finished products that satisfy applicable product release criteria. Our inability to obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could have a material adverse effect on our results of operations.

        Our Success Is Heavily Dependent Upon Our Proprietary Technologies

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

        In the past, we have received notices claiming that our products infringe third-party patents and we may receive such notices in the future. Patent litigation is complex and expensive, and the outcome of patent litigation can be difficult to predict. We cannot ensure that we will win a patent litigation case or negotiate an acceptable resolution of such a case. If we lose, we may be stopped from selling certain products and/or we may be required to pay damages and/or ongoing royalties as a result of the lawsuit. Any such adverse result could have a material adverse effect on our results of operations.

        Our Sales Are Dependent on Distributor Purchasing Patterns

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

        Our Markets Are Competitive and Subject to Rapid and Substantial Technological Change

        We face intense competition within the markets in which we sell our products and services. We expect that future competition will become even more intense, and that we will have to compete with changing and improving technologies. Some of our competitors and potential competitors, including large pharmaceutical and diagnostic companies, have substantially greater capital, manufacturing, marketing, and research and development resources than we do.

        Changes in Diagnostic Testing Could Negatively Affect Our Operating Results

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

        International Revenue Accounts for a Significant Portion of Our Total Revenue

        For the year ended December 31, 2005, 34% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize nonspeculative forward currency exchange contracts to mitigate foreign currency exposure, however, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins.

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

Future Operating Results Could Be Materially Affected By the Resolution of Various Uncertain Tax Positions and Adversely Affected by Potential Changes to Tax Incentives

        In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes and our income tax filings are regularly under audit by tax authorities. We believe that we have adequately accrued for all potential tax liabilities and, although we believe our tax estimates are reasonable, the final determination of tax audits could be materially different than that which is reflected in historical income tax provisions and accruals. Additionally, we benefit from certain tax incentives offered by various jurisdictions. If we are unable to meet the requirements of such incentives, our inability to use these benefits could have a material negative effect on future earnings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2. PROPERTIES

        We lease approximately 329,000 square feet of office and manufacturing space in Westbrook, Maine, under leases expiring in 2013 and 2018. On January 17, 2006, we entered into an agreement with the owner to purchase the building in which our headquarters facility is located, which includes an additional 130,000 square feet of vacant space, for $18.0 million less the face value of the existing mortgage of approximately $6.5 million. Our acquisition of this facility is subject to certain conditions to closing, including completion of our due diligence review and receipt of certain state and local incentives. We lease approximately 97,500 square feet of industrial space in Memphis, Tennessee, for use as a distribution facility, under a lease expiring in 2013; approximately 40,000 square feet of office and manufacturing space in Eau Claire, Wisconsin, for our veterinary practice information management software business, under a lease expiring in 2009; and approximately 48,000 square feet of warehouse and office space in the Netherlands for use as our headquarters for European operations, under a lease expiring in 2008.

        We also lease a total of approximately 43,000 square feet of smaller office, manufacturing and warehouse space in the U.S. and elsewhere in the world. In addition, we own or lease approximately 235,000 square feet of space in the U.S., Australia, Germany, Switzerland and the United Kingdom for use as veterinary reference laboratories and office space for our veterinary consulting services. Of this space, 63,000 square feet is owned by us and the remaining amount is leased, under leases having expiration dates up to the year 2012.

        We consider that the properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on our business.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY

        Our executive officers as of February 28, 2006 were as follows:

Name	Age	Title
Jonathan W. Ayers	49	President, Chief Executive Officer and Chairman of the Board of Directors
William C. Wallen, PhD	62	Senior Vice President and Chief Scientific Officer
Conan R. Deady	44	Vice President, General Counsel and Secretary
S. Sam Fratoni, PhD	58	Vice President and Chief Information Officer
Robert S. Hulsy	61	Vice President Laboratory Services
Jennifer A. Joiner	50	Vice President CAG North American Commercial Operations
Laurel E. LaBauve	47	Vice President Worldwide Operations
Ali Naqui, PhD	52	Vice President Water, Dairy, Asia Pacific and Latin America Operations
Merilee Raines	50	Vice President, Chief Financial Officer and Treasurer
Quentin J. Tonelli, PhD	57	Vice President Rapid Assay and Production Animal Services

        Mr. Ayers has been Chairman of the Board, Chief Executive Officer and President of IDEXX since January 2002. Prior to joining IDEXX, from 1999 to 2001, Mr. Ayers was President of Carrier Corporation, the then-largest business unit of United Technologies Corporation, and from 1997 to 1999, he was President of Carrier Asia Pacific Operations. From 1995 to 1997, Mr. Ayers was Vice President, Strategic Planning at United Technologies. Before joining United Technologies, from 1986 to 1995, Mr. Ayers held various positions at Morgan Stanley & Co. in mergers and acquisitions and corporate finance. Prior to Morgan Stanley, Mr. Ayers was a strategy consultant for Bain & Company from 1983 to 1986 and was in the field sales organization of IBM’s Data Processing Division from 1978 to 1981. Mr. Ayers holds an undergraduate degree in molecular biophysics and biochemistry from Yale University and graduated from Harvard Business School in 1983.

        Dr. Wallen has been Senior Vice President and Chief Scientific Officer of IDEXX since September 2003. Prior to joining IDEXX, Dr. Wallen held various positions with Bayer Corporation, most recently as Senior Vice President, Research and Development, and Head, Office of Technology for the Diagnostics Division of Bayer Healthcare. From 2001 to 2003, Dr. Wallen served as Senior Vice President and Head of Research, Nucleic Acid Diagnostics Segment; from 1999 to 2001, as Senior Vice President of Research and Development Laboratory Testing Segment; and from 1993 to 1999, as Vice President of Research and Development, Immunodiagnostic and Clinical Chemistry Business Units. Before joining Bayer Corporation, from 1990 to 1993, Dr. Wallen was Vice President Research and Development at Becton Dickinson Advanced Diagnostics.

        Mr. Deady has been a Vice President and General Counsel of the Company since 1999 and was Deputy General Counsel of the Company from 1997 to 1999. Before joining the Company in 1997, Mr. Deady was Deputy General Counsel of Thermo Electron Corporation, a manufacturer of technology-based instruments. Previously, Mr. Deady was a partner at Hale and Dorr LLP (now WilmerHale).

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

        Dr. Naqui became a Vice President of the Company in January 2006 and oversees the Company’s Water and Dairy testing businesses, as well as the Company’s Asia Pacific and Latin American operations. Dr. Naqui served as Division Vice President, Water and Dairy from January 2000 to December 2005, General Manager, Water from September 1997 to January 2000, and Director of Research and Development from February 1993 to September 1997. Dr. Naqui joined the Company in 1993 as a result of the acquisition of Environetics, where he was the Director of Research and Development. Prior to joining Environetics, he was a Research and Development manager with Becton, Dickinson and Company.

        Ms. Raines has been Chief Financial Officer since October 2003 and Vice President, Finance of the Company since May 1995. Ms. Raines served as Division Vice President, Finance from March 1995 to May 1995, Director of Finance from 1988 to March 1995 and Controller from 1985 to 1988.

        Dr. Tonelli became a Vice President of the Company in June 2001 and currently oversees the Company’s production animal services and rapid assay lines of business. Previously he held various positions with the Company, including Division Vice President for Research and Development and Division Vice President, Business Development. Before joining the Company in 1984, he was a Group Leader of Research and Development for the Hepatitis and AIDS Business Unit within the diagnostic division of Abbott Laboratories, Inc.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

        Our common stock is quoted on the NASDAQ Stock Market under the symbol IDXX. The table below shows the high and low sale prices per share of our common stock as reported on the NASDAQ Stock Market for the years 2005 and 2004.

CALENDAR YEAR	HIGH	LOW
2005
First Quarter	$58.23	$52.18
Second Quarter	63.00	52.94
Third Quarter	67.95	60.16
Fourth Quarter	75.14	61.11

2004
First Quarter	$57.57	$45.30
Second Quarter	68.82	56.75
Third Quarter	64.50	45.43
Fourth Quarter	55.02	46.80

        As of February 27, 2006, there were 949 holders of record of our common stock.

        We have never paid any cash dividends on our common stock. From time to time our Board of Directors may consider the declaration of a dividend. However, we have no present intention to pay a dividend.

        For the three months ended December 31, 2005, we repurchased our shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
October 1, 2005 to October 31, 2005	132,300	$64.97	132,300	2,419,730
November 1, 2005 to November 30, 2005	175,900	70.41	175,900	2,243,830
December 1, 2005 to December 31, 2005	191,500	73.05	191,500	2,052,330

Total	499,700	$69.98	499,700	2,052,330

        Our Board of Directors has approved the repurchase of up to 16,000,000 shares of the Company’s common stock in the open market or in negotiated transactions, under which 2,052,330 shares remained to be repurchased as of December 31, 2005. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, July 21, 2000, October 20, 2003, October 12, 2004, and October 12, 2005, and does not have a specified expiration date. During the year ended December 31, 2005, we repurchased 1,993,000 shares for $123.8 million with an average price of $62.11. These repurchases were made in open market transactions. There were no other repurchase plans outstanding during the year ended December 31, 2005, and no repurchase plans expired during the period.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data of the Company for each of the five years ending with December 31, 2005. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Form 10-K.

	For the Years Ended December 31,
(in thousands, except per share data)	2005	2004	2003	2002	2001*
STATEMENT OF OPERATIONS DATA:
Revenue	$638,095	$549,181	$475,992	$412,670	$386,081
Cost of revenue	315,195	270,164	245,688	219,945	202,750

Gross profit	322,900	279,017	230,304	192,725	183,331
Expenses:
Sales and marketing	101,990	85,710	71,846	56,794	57,087
General and administrative	64,631	49,870	45,752	40,787	41,266
Research and development	40,948	35,402	32,319	29,329	28,426

Income from operations	115,331	108,035	80,387	65,815	56,552
Interest income	3,141	3,068	2,867	2,955	2,229

Income before provision for income
taxes and partner's interest	118,472	111,103	83,254	68,770	58,781
Provision for income taxes	40,670	33,165	26,278	23,381	21,161
Partner's interest in loss of subsidiary	(452)	(394)	(114)	--	--

Net income	$78,254	$78,332	$57,090	$45,389	$37,620

Earnings per share:
Basic	$2.41	$2.29	$1.67	$1.35	$1.13
Diluted	$2.30	$2.19	$1.59	$1.30	$1.09
Weighted average shares outstanding:
Basic	32,521	34,214	34,271	33,622	33,293
Diluted	34,055	35,800	35,931	35,043	34,640
Dividends paid	$--	$--	$--	$--	$--
BALANCE SHEET DATA:
Cash and investments	$132,731	$156,959	$255,787	$162,763	$100,575
Working capital	192,679	201,640	270,244	217,740	164,199
Total assets	490,676	514,237	521,875	417,426	373,107
Total debt	551	1,810	494	973	8,380
Stockholders' equity	369,010	397,660	413,292	340,973	301,730

*	As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets”, goodwill is no longer amortized commencing January 1, 2002. Goodwill amortization expense, net of tax, was $4.5 million for the year ended December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

        We operate primarily through three business segments: the Companion Animal Group (“CAG”), Water testing business (“Water”) and the Food Diagnostics Group (“FDG”). CAG is comprised of the following product and service categories: instruments and consumables, rapid assays, reference laboratory and consulting services, practice information management and digital radiography systems, and pharmaceuticals. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in production animals and dairy products. Other items that are not included in our reportable segments are comprised primarily of corporate research and development and interest income.

        For the three years ended December 31, 2005, revenues by product and service categories were as follows (in thousands):

	December 31,
	2005	2004	2003
CAG revenue:
Instruments and consumables	$217,537	$197,939	$177,374
Rapid assay products	100,255	93,506	82,978
Reference laboratory and consulting services	156,425	118,596	94,650
Practice information management and digital
radiography systems	32,589	28,163	22,463
Pharmaceutical products	14,024	10,483	6,954

Net CAG revenue	520,830	448,687	384,419

Net Water revenue	56,760	53,098	46,936

FDG revenue
Production animal products	44,945	31,690	28,580
Dairy testing products	15,560	15,706	16,057

Net FDG revenue	60,505	47,396	44,637

Net revenue	$638,095	$549,181	$475,992

        The following is a discussion of the strategic and operating factors that we believe have the most significant effect on the performance of our business.

        Companion Animal Group

        In the CAG segment, we believe we have developed a strategic advantage over companies with more narrow product or service offerings. The breadth of our products and services gives us scale in sales and distribution, permits us to offer integrated disease-management solutions that leverage the advantages of both point-of-care and outside laboratory testing, and facilitates the flow of medical and business information in the veterinary practice by connecting practice information software systems, including connecting the electronic health record with laboratory test data, in-clinic test data from our IDEXX VetLab® suite of analyzers, and radiographic data in the IDEXX-PACS™ software taken by our digital radiography systems.

        In the U.S., we sell instrument consumables, rapid assays and pharmaceuticals primarily through distributors, and, therefore, our reported sales of these products are sales made to distributors, rather than sales to veterinarians, the end-users. Because distributor inventory levels and purchasing patterns may fluctuate, sales of a particular product line in a particular period may not always be representative of the underlying customer demand for the product. Therefore, we closely track sales of these products by our U.S. distributors to the veterinarians (“practice-level sales”), which we think provides a more accurate picture of the real growth rate for these products. In the discussion of results below, we note certain instances where we believe reported sales have been influenced, positively or negatively, by changes in distributor inventories.

        Instruments and Consumables. Our instrument strategy is to provide veterinarians with an integrated set of instruments that, individually and together, provide superior diagnostic information in the clinic, enabling veterinarians to practice better medicine and, in doing so, achieve their practice objectives, including growth and economic success. We derive substantial revenues from the sale of consumables that are used in these instruments. During the early stage of an instrument’s life cycle, we derive relatively greater revenues from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placement revenues begin to decline.

        We have a large installed base of VetTest® Chemistry Analyzers, and substantially all of our revenues from that product line are now derived from consumables sales, although in recent years we have grown the annual number of unit instrument placements through sales, lease, rental and other programs. Our long-term success in this area of our business is dependent upon new customer acquisition, customer retention and increased customer utilization of existing and new assays introduced on these instruments. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of blood and urine chemistry testing for a variety of diagnostic purposes.

        We purchase the consumables used in VetTest® Chemistry Analyzers from Ortho under a supply agreement that continues through 2020. This supply agreement provides us with a long-term source of slides at costs that improve annually through 2010, and also improve over the term of the agreement as a result of increasing volume. Under this agreement, we are developing and expect to introduce a next-generation chemistry analyzer for the veterinary market based on the Ortho dry-slide technology, and Ortho will supply us with slide consumables used in both the new instrument and the VetTest® Chemistry Analyzer. We do not expect this next-generation analyzer to be commercially available before the latter part of 2007.

        In the fourth quarter of 2002, we introduced the LaserCyte® Hematology Analyzer, which provides more extensive hematological diagnostic information than our original platform, the VetAutoread™ Hematology Analyzer. A substantial portion of LaserCyte® placements have been made at veterinary clinics that already own our VetAutoread™ Hematology Analyzers. Although we have experienced growth in sales of hematology consumables, LaserCyte® consumable sales have been partially offset by declines in sales of VetAutoread™ consumables. Because the gross margin percentage of LaserCyte® consumables exceeds the gross margin percentage of the VetAutoread™ consumables, gross margin from hematology consumables is expected to increase with continued penetration of the LaserCyte® Hematology Analyzer. Our gross margins on LaserCyte® Hematology Analyzer sales have been low in the early years of the program due to higher manufacturing, service and warranty costs associated with a new analyzer. As we have gained experience with the analyzer, we have improved manufacturing efficiency and reduced warranty and service costs, which have improved gross margins on these products, particularly in 2005. While we expect that LaserCyte® gross margins will continue to improve, they will continue to have a negative impact on overall CAG gross margins.

        With all of our instrument lines, we seek to differentiate our products based on breadth of diagnostic menu, flexibility of menu selection, accuracy, reliability, ease of use, ability to handle compromised samples, time to result, analytical capability of software, integration with the IDEXX VetLab® system, education and training, and superior sales and customer service. Our equipment and consumables typically are sold at a premium price to competitive offerings. Our success depends, in part, on our ability to maintain a premium price strategy.

        Rapid Assays. Our rapid assay business comprises single-use kits for in-clinic testing and microwell-based kits for large clinic and laboratory testing for canine and feline diseases and conditions. Our rapid assay strategy is to develop, manufacture, market and sell proprietary tests with superior performance that address important medical needs. As in our other lines of business, we also seek to differentiate our products through superior sales and customer service. These products carry price premiums over competitive products that we believe do not offer equivalent performance and diagnostic capabilities, and which we believe do not include a similar level of support. We augment our product development and customer service efforts with sales and marketing programs that enhance medical awareness and understanding regarding our target diseases and the importance of diagnostic testing.

        Reference Laboratory and Consulting Services. We believe that more than half of all diagnostic testing by U.S. veterinarians is done at outside reference laboratories such as our IDEXX Reference Laboratories. We attempt to differentiate our laboratory testing services from those of our competitors primarily on the basis of quality, customer service, technology employed and specialized test menu. Revenue growth in this business is achieved both through increased sales at existing laboratories and through the acquisition of new customers, including through laboratory acquisitions and opening new laboratories. In 2004, we acquired a laboratory in Columbus, Ohio, opened a laboratory in Seattle, Washington, and acquired Vet Med Lab, which is based in Germany and is the largest European veterinary reference laboratory. In 2005, we acquired laboratories in Switzerland, the United Kingdom, and France and acquired veterinary laboratory customer lists in the U.S. and Germany. Profitability of this business is largely the result of our ability to achieve efficiencies from both volume and operational improvements. New laboratories that we open typically will operate at a loss until testing volumes reach a level that permits profitability. Acquired laboratories frequently operate less profitably than our existing laboratories and those laboratories may not achieve profitability comparable to our existing laboratories for a year or more while we implement operating improvements. Therefore, in the short term, new and acquired reference laboratories generally will have a negative effect on the operating margin of the laboratory and consulting services business.

        Practice Information Management and Digital Radiography Systems. These businesses consist of veterinary practice information management systems (“PIMS”) including hardware and software and veterinary-specific digital radiography systems. Our strategy in the PIMS business is to provide superior total software and hardware integrated information solutions, backed by superior customer support and education, to allow the veterinarian to practice better medicine and achieve the practice’s business objectives. We differentiate our software systems through continually enhanced functionality through regular software releases. Our veterinary-specific digital radiography systems allow veterinarians to capture digital radiographs with ease and without the use of hazardous chemicals. The digital radiography systems also incorporate IDEXX-PACS™ picture archiving and communication software developed by IDEXX that allows for image enhancement, manipulation, storage and retrieval, and integration with the practice information software. Our strategy in digital radiography is to offer a system that provides superior image quality and software capability at a competitive price, backed by the same customer support provided for our other products and services in the Companion Animal Group.

        Water

        Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers are primarily water utilities to whom strong relationships and customer support are very important. Over the past several years, the rate of growth of this product line has slowed as a result of increased competition and market penetration. International sales of water-testing products represented 41% of total water product sales in 2005, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for regulatory testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program under which we are seeking regulatory approvals in a number of countries, primarily in Europe.

        Food Diagnostics Group

        Production Animal Services. We develop, manufacture, market and sell a broad range of tests for various poultry, cattle and swine diseases and conditions, and have an active research and development and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can be subject to fluctuation. In 2005, approximately 77% of our sales in this business was international. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described below that are associated with doing business internationally.

        In 2004, we received USDA approval of our postmortem test for BSE (mad cow disease) and, in February 2005, we were informed that this test was approved by the European Commission for sale in EU member countries. While BSE testing is very limited in the U.S., a larger market for BSE testing exists in Europe.

        Dairy Testing. Our strategy in the dairy testing business is to develop, manufacture and sell antibiotic residue testing products that satisfy applicable regulatory requirements for testing of bulk milk by producers and provide reliable field performance. These testing products use, almost exclusively, the SNAP® platform and manufacturing processes of our rapid assay business, incorporating customized reagents for antibiotic detection. Sales of dairy testing products have declined slightly over the last several years largely as a result of increased competition in the domestic market. To increase sales of dairy testing products, we look to increase penetration in geographies outside the United States and in the farm segment of the dairy market, and to develop product line enhancements and extensions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory, goodwill and other intangible assets, warranty reserves, income taxes, contingencies, and revenue recognition. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Note 2 to the consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K describes the significant accounting policies used in preparation of these financial statements.

        We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Inventory

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. We write down inventory for estimated obsolescence when warranted by estimates of future demand and market conditions. If actual market conditions are less favorable than those we estimated, additional inventory write-downs may be required, which would have a negative effect on results of operations. Certain major components of inventory are discussed in more detail below.

        LaserCyte® Hematology Analyzer. At December 31, 2005 and 2004, our net inventories included $9.8 million and $11.9 million, respectively, of component parts and finished goods associated with our LaserCyte® hematology instrument. In addition, we had firm purchase commitments for an additional $2.6 million of component parts as of December 31, 2005. At December 31, 2005 and 2004, $2.3 million and $1.9 million of the net LaserCyte® inventory, respectively, required rework before it could be used to manufacture finished goods. At December 31, 2005 and 2004, the inventory subject to rework was net of $0.7 million and $0.3 million write-downs, respectively, for inventory estimated to be obsolete. We expect to fully realize our net investment in inventory and purchase commitments. However, if we alter the design of this product, we may be required to write off some or all of the remaining associated inventory.

        VetTest Chemistry® Slides. At December 31, 2005 and 2004, our net inventories included $14.4 million and $22.7 million, respectively, of slides used in our VetTest® Chemistry Analyzers. The decrease in slide inventory at December 31, 2005, compared to December 31, 2004, was primarily due to the delay of inventory receipts from the fourth quarter of 2005 to the first quarter of 2006. Most of the slides have a shelf-life of 24 months at the date of manufacture. The average remaining shelf-life at December 31, 2005 was 16.4 months. In addition, we are required to purchase a minimum of $92.7 million of slides from Ortho through December 31, 2010. During the quarter ended December 31, 2003, we entered into a new contract with Ortho, which extended the term of the supply agreement through 2018 and left the contract minimum purchase commitments unchanged. In June 2005, we further amended this agreement to, among other things, extend its term from 2018 to 2020. As a result of the current and projected demand for VetTest® slides, our commitment to develop a next-generation chemistry analyzer that will utilize these slides, and the ratable decrease in required annual slide purchases from Ortho through 2010, we believe that we will not incur a loss under the contract. See Note 11 to the consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K for additional discussion of our development commitment.

        Nitazoxanide. Our nitazoxanide product, Navigator®, for the treatment of equine protozoal myeloencephalitis (“EPM”) was approved by the FDA in November 2003. At December 31, 2005, our inventories included $9.4 million of inventory associated with Navigator®, consisting of $0.2 million of finished goods and $9.2 million of active ingredient and other raw materials. In December 2004, we entered into an amendment to our agreement with our supplier of nitazoxanide under which we paid the supplier $0.9 million in January 2005 and the supplier agreed until 2017 to replace any expiring inventory of nitazoxanide with longer-dated material. The payment was capitalized as inventory cost. We believe that this agreement has substantially mitigated the risk that we would be required to write down nitazoxanide inventory due to its anticipated expiration prior to sale.

        Valuation of Goodwill and Other Intangible Assets

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

        We assess the impairment of identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Failure to obtain regulatory approval of certain products;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant increase in the discount rate assumed to calculate the present value of future cash flow;

•	Significant negative industry or economic trends;

•	Significant advancements or changes in technology; and

•	Cancellation or significant changes in contractual relationships.

        We continually assess the realizability of intangible assets other than goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If an impairment review is triggered, we evaluate the carrying value of long-lived assets by determining if impairment exists based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. The cash flow estimates that are used contain our best estimates, using appropriate and customary assumptions and projections at the time.

        Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we are required to perform annual tests of goodwill for impairment or additional tests whenever events or circumstances indicate an impairment may exist. For our annual impairment tests, we identify our reporting units, allocate assets and liabilities (including goodwill) to the reporting units and compare the reporting units’ net book value to their estimated fair value. The fair value of the reporting units is estimated using a discounted cash flow approach. The cash flow estimates used contain our best estimates, using appropriate and customary assumptions and projections at the time. If a reporting unit’s net book value exceeds its fair value, then the implied fair value of goodwill is determined. If the net book value of goodwill exceeds the implied fair value of goodwill, a goodwill impairment loss is recognized in an amount equal to that excess. No impairment has been identified as a result of the annual reviews.

        Warranty Reserves

        We provide for the estimated cost of product warranties in cost of product revenue at the time revenue is recognized. Our actual warranty obligation is affected by product failure rates and service costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from our estimates, which are based on historical data, revisions to the estimated warranty liability would be required. At December 31, 2005 and 2004, we had accrued $3.2 million and $3.7 million for estimated warranty expense, respectively, including warranty reserves of $2.5 million and $3.3 million, respectively, for LaserCyte® Hematology Analyzers. Warranty expense was $2.2 million, $3.6 million and $3.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        The decrease in the warranty liability during 2005, compared to 2004, was due to the improved reliability of the LaserCyte® Hematology Analyzer, partially offset by the impact of the growing installed base of LaserCyte® Hematology Analyzers. The increase in warranty liability during 2004 compared to 2003 was due to the impact of the growing installed base of LaserCyte® Hematology Analyzers, partially offset by a reduction of warranty cost resulting from our improved service experience for these instruments. We charge warranty expense to the cost of LaserCyte® revenue at the time revenue is recognized on the system based on the estimated cost to repair the instrument over its warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. The reduction in estimated warranty costs per instrument resulted in a reduction of $0.3 million and $0.6 million in cost of product revenue for the years ended December 31, 2005 and 2004, respectively.

        Income Taxes

        We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable, respectively; and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Significant judgment is required in determining our worldwide provision for income taxes and our income tax filings are regularly under audit by tax authorities. We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made.

        We consider the operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States, the cumulative amount of which was $79.6 million at December 31, 2005. No provision has been made for United States federal and state, or international taxes that may result from future remittances of undistributed earnings of non-United States subsidiaries. During 2005, we repatriated approximately $30.0 million under the American Jobs Creation Act of 2004 and recorded a tax provision of $1.0 million related to this repatriation. Should we repatriate non-United States earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made.

        Estimates for Certain Contingencies

        Under our workers’ compensation insurance policy for U.S. employees for the years ended December 31, 2005, 2004 and 2003, we retain the first $250,000 in claim liability per incident and $2.8 million, $3.0 million and $1.4 million, respectively, in aggregate claim liability. We entered into a similar workers’ compensation insurance policy effective January 1, 2006. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized cumulative expenses of $0.7 million, $0.6 million and $0.7 million for claims incurred during the years ended December 31, 2005, 2004 and 2003, respectively.

        Under our employee health care insurance policy, we retain claims liability risk up to $125,000 per incident and an aggregate claim limit based on the number of employees enrolled in the plan per month, which was estimated to be $13.9 million at December 31, 2005. We estimate our liability for the uninsured portion of employee health care obligations based on individual and aggregate coverage, our claims experience, the number of employees enrolled in the program, and the average time from when a claim is incurred to the time it is reported. Should actual employee health care claims liability exceed estimates, we are liable for up to an additional $1.7 million for potential uninsured obligations at December 31, 2005. We have insurance coverage of $1.0 million for claims above the aggregate limit. Should employee health insurance claims exceed this coverage, we would have further obligations for the amount in excess of such coverage.

        From time to time, we are notified that a claim is being made against us. We evaluate each claim based on the facts and circumstances of that claim. If warranted, we provide for our best estimate of the cost to settle or litigate the claim and evaluate the liability recorded quarterly.

        Revenue Recognition

        We recognize revenue when four criteria are met. These include (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed and determinable, and (iv) collectibility is reasonably assured.

•	We recognize revenue at the time of shipment to distributors for substantially all products sold through distributors, as title and risk of loss pass to these customers on delivery to the common carrier. We recognize revenue for the remainder of our customers when the product is delivered, except as noted below. Our distributors do not have the right to return products.

•	We recognize revenue from the sales of instruments, noncancelable software licenses and hardware systems upon installation (and completion of training if applicable) and the customer’s acceptance of the instrument or system because at this time we have no significant further obligations.

•	We recognize service revenue at the time the service is performed.

•	We recognize revenue associated with extended maintenance agreements ratably over the life of the contracts. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•	We recognize revenue on certain instrument systems under rental programs over the life of the rental agreement. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

        When instruments are sold together with extended maintenance agreements, we allocate revenue to the extended maintenance agreement under the Emerging Issues Task Force consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, the total consideration received is allocated to the elements based on their relative fair values, which is determined by amounts charged separately for the delivered and undelivered elements to other customers. The deferred revenue related to the extended maintenance agreements is recognized ratably over the maintenance period. The delivered elements are recognized as revenue when appropriate under the policies described above. Shipping costs reimbursed by the customer are included in revenue.

        We record estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers credits, award points, or trade-in rights. Awards points may be applied to trade receivables owed to us and/or toward future purchase of our products and services. We estimate these reductions based on our experience with similar customer programs in prior years. Revenue reductions are recorded on a quarterly basis based on issuance of credits, points actually awarded, and estimates of points to be awarded in the future based on current revenue. For the SNAP-Up-the-Savings™ program, estimates of future points are revised quarterly and finalized annually in the third quarter of each year upon the issuance of points to customers. For our Practice Developer™ volume discount program, we have reduced revenue assuming all points granted will result in future credits because we do not have sufficient experience with this program to estimate customer point forfeitures. During 2005, we notified customers that, effective November 30, 2005, unused points awarded prior to January 1, 2004, including points issued under the SNAP-Up-the-Savings™ program, would be canceled and, that on November 30 of each subsequent year, unused points issued prior to January 1 of the prior year would also be canceled. The value of points canceled in 2005 was less than $0.1 million.

        We may offer customers the right to trade in instruments for credit against the purchase price of other instruments acquired in the future. For trade-in rights, we have reduced revenue using estimates regarding the percentage of qualifying instruments that will be traded in and the average trade-in value.

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

RESULTS OF OPERATIONS

Twelve Months Ended December 31, 2005 Compared to Twelve Months Ended December 31, 2004

Revenue

        Total Company. Revenue increased $88.9 million, or 16%, to $638.1 million from $549.2 million for the prior year. The following table presents revenue by operating segment:

For the Twelve Months Ended December 31,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)		Percentage Change Net of Currency Effect
CAG	$520,830	$448,687	$72,143	16.1%	--%		16.1%
Water	56,760	53,098	3,662	6.9%	0.3%		6.6%
FDG	60,505	47,396	13,109	27.7%	(0.1%	)	27.8%

Total Company	$638,095	$549,181	$88,914	16.2%	--%		16.2%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the 12 months ended December 31, 2004 to the 12 months ended December 31, 2005.

        Companion Animal Group. Revenue for CAG increased $72.1 million, or 16%, to $520.8 million from $448.7 million for the prior year. Incremental sales from businesses acquired during 2004 and 2005, consisting of veterinary reference laboratories and a digital radiography business, contributed approximately 7% to CAG revenue growth during the period. The following table presents revenue by product and service categories for CAG:

For the Twelve Months Ended December 31,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)		Percentage Change Net of Currency Effect
Instruments and consumables	$217,537	$197,939	$19,598	9.9%	--%		9.9%
Rapid assay products	100,255	93,506	6,749	7.2%	0.2%		7.0%
Reference laboratory and consulting services	156,425	118,596	37,829	31.9%	(0.3%	)	32.2%
Practice information management and digital radiography systems	32,589	28,163	4,426	15.7%	0.2%		15.5%
Pharmaceutical products	14,024	10,483	3,541	33.8%	--%		33.8%

Net CAG Revenue	$520,830	$448,687	$72,143	16.1%	--%		16.1%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the 12 months ended December 31, 2004 to the 12 months ended December 31, 2005.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        Because our instrument consumables, rapid assay products, and pharmaceutical products are sold in the U.S. and certain other geographies by distributors, distributor purchasing dynamics have an impact on our reported sales of these products. Distributors purchase products from us and sell them to veterinary practices, who are the end-users. Distributor purchasing dynamics may be affected by many factors and may be unrelated to underlying end-user demand for our products. Fluctuations in distributors’ inventories may cause reported results in a period not to be representative of underlying end-user demand. Therefore, we believe it is important to track distributor sales to end-users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue growth.

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

        The increase in sales of instruments and consumables was due mainly to increased sales volume. The increased sales volume of consumables was due primarily to higher worldwide practice-level sales of VetTest® slides. To a lesser extent, increased domestic sales of consumables used with our VetLyte® Electrolyte Analyzers and higher practice-level sales of tubes used with our hematology instruments also resulted in increased sales volume of consumables. Increased VetTest® chemistry and hematology consumables sales volume was due primarily to an increase in our installed base of instruments throughout 2004 and 2005. The increase in sales of VetLyte® consumables was due, in part, to lower sales in the fourth quarter of 2004 due to product unavailability, which had a favorable impact of 1% on the growth rate for instruments and consumables during 2005. Increased instrument sales volume resulted mainly from higher sales of LaserCyte® Hematology Analyzers and, to a lesser extent, the launch of our VetStat™ Electrolyte and Blood Gas Analyzer.

        The increase in sales of rapid assay products was due primarily to increased domestic practice-level sales volume of our canine combination test, the SNAP® 3Dx® Canine Test, and to higher average unit sales prices for canine and feline products.

        The increase in sales of laboratory and consulting services resulted primarily from the inclusion of sales from laboratories acquired in the fourth quarter of 2004 and in 2005 and, to a lesser extent, the impact of price increases and higher testing volume. Incremental sales from laboratories acquired in the fourth quarter of 2004 and in 2005 contributed approximately 23% to laboratory and consulting services revenue growth during 2005.

        The increase in sales of practice information management and digital radiography systems resulted from increased sales volume of digital radiography instruments. The increase in digital radiography revenue was primarily due to an increase in the number of systems sold, including sales attributable to a business acquired in the third quarter of 2005. Incremental sales from this acquired business contributed approximately 7% to practice information management and digital radiography systems revenue growth during 2005.

        The increase in sales of pharmaceutical products resulted primarily from increased practice-level demand and, to a lesser extent, from price increases on certain products. We expect pharmaceutical revenue for 2006, as a percentage of 2005 revenue, to grow at a lower rate of 15% to 20%.

        Water. Revenue for Water increased $3.7 million, or 7%, to $56.8 million from $53.1 million for the prior year. The increase resulted primarily from higher worldwide sales volume, partly offset by lower average unit sales prices attributable to both greater price competition in certain geographies and higher relative sales in geographies where products are sold at lower unit prices. The favorable impact of currency exchange rates contributed an aggregate of $0.2 million, or less than 1%, to the increase in Water revenue.

        Food Diagnostics Group. Revenue for FDG increased $13.1 million, or 28%, to $60.5 million from $47.4 million for the prior year. Incremental sales from businesses acquired during 2004 contributed approximately 11% to FDG revenue growth during the year. The following table presents revenue by product and service categories for FDG:

For the Twelve Months Ended December 31,
Net Revenue (in thousands)	2005	2004	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Production animal products	$44,945	$31,690	$13,255	41.8%	(0.3%)	42.1%
Dairy testing products	15,560	15,706	(146)	(0.9%)	0.3%	(1.2%)

Net FDG revenue	$60,505	$47,396	$13,109	27.7%	(0.1%)	27.8%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the 12 months ended December 31, 2004 to the 12 months ended December 31, 2005.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of production animal products resulted primarily from higher worldwide sales volume of livestock and, to a lesser extent, poultry diagnostics, including sales attributable to acquisitions in 2004. Incremental sales from businesses acquired during 2004 contributed approximately 17% to production animal products revenue growth during the period.

        The decrease in sales of dairy testing products resulted primarily from the divestiture of the Parallux™ product line and from lower average unit sales prices attributable to greater price competition in certain geographies and to higher relative sales in geographies where products are sold at lower unit prices. These decreases were partially offset by higher unit sales of SNAP® tests.

Gross Profit

        Total Company. Gross profit increased $43.9 million, or 16%, to $322.9 million from $279.0 million for the prior year and, as a percentage of total revenue, was approximately constant at 51%. The following table presents gross profit and gross profit percentage by operating segment:

For the Twelve Months Ended December 31,
Gross Profit (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$250,409	48.1%	$214,927	47.9%	$35,482	16.5%
Water	38,277	67.4%	35,885	67.6%	2,392	6.7%
FDG	34,214	56.5%	28,205	59.5%	6,009	21.3%

Total Company	$322,900	50.6%	$279,017	50.8%	$43,883	15.7%

        We adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and will expense share-based compensation beginning on January 1, 2006, which will have a negative impact on our future gross profit percentages and on operating margins for all of our segments.

        Companion Animal Group. Gross profit for CAG increased $35.5 million, or 17%, to $250.4 million from $214.9 million for the prior year due primarily to increased sales volume across the CAG product lines. As a percentage of revenue, CAG gross profit was approximately constant at 48%. The gross profit percentage was positively impacted by relatively higher selling prices, particularly for laboratory and consulting services and rapid assay products; lower product and service costs associated with the LaserCyte® Hematology Analyzer and lower product cost of slides sold for use in our VetTest® Chemistry Analyzers under the agreement with our supplier; and the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses. The increases in the gross profit percentage were largely offset by higher overall net product and service costs, apart from the favorable LaserCyte® and slide costs mentioned above; greater relative sales of lower margin products and services, mainly from higher sales growth of laboratory services; and write-downs of excess pharmaceutical product inventory.

        Water. Gross profit for Water increased $2.4 million, or 7%, to $38.3 million from $35.9 million for the prior year due primarily to increased sales volume, partly offset by a slight decrease in the gross profit percentage to 67% from 68%. The gross profit percentage was unfavorably impacted by costs related to a manufacturing issue during the third quarter of 2005 and by lower average unit sales prices. These decreases in the gross profit percentage were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.

        Food Diagnostics Group. Gross profit for FDG increased $6.0 million, or 21%, to $34.2 million from $28.2 million for the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 57% from 60%. During the same period of the prior year, a reduction of approximately $1.8 million in an estimated liability for a third party claim was accounted for as a reduction in cost of revenue and increased the 2004 gross profit percentage by four percentage points. For 2005, an unfavorable impact on the gross margin percentage of two percentage points was attributable to incremental acquisition integration costs. The gross profit percentage was favorably impacted by higher relative sales of higher margin livestock products and by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses, partially offset by higher net product costs.

Operating Expenses and Operating Income

        Total Company. Total operating expenses increased $36.6 million to $207.6 million from $171.0 million for the prior year. As a percentage of revenue, operating expenses increased to 33% from 31% for the prior year.

        Operating income increased $7.3 million to $115.3 million from $108.0 million for the prior year. As a percentage of revenue, operating income decreased to 18% from 20%. During 2005, operating income was reduced by acquisition integration costs associated with businesses acquired in the fourth quarter of 2004 and in 2005, including costs incurred in connection with the centralization of our European production animal diagnostics operations in Bern, Switzerland. During 2004, operating income benefited from the settlement of a third party claim, described above, and a payment received in settlement of litigation, partly offset by acquisition integration costs. These discrete items in both years resulted in a reported decrease in operating income as a percentage of total company revenue of one percentage point. The remaining difference in the operating income percentage for 2005, compared to the prior year, was attributable, in part, to the expansion of the CAG sales, customer service and marketing organization during 2004 and the first half of 2005; amortization expense for intangible assets purchased in connection with businesses acquired in the fourth quarter of 2004 and in 2005; and other changes in gross profit and operating expenses described in this narrative.

        The following tables present operating expenses and operating income by operating segment:

For the Twelve Months Ended December 31,
Operating Expenses (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$167,439	32.1%	$137,804	30.7%	$29,635	21.5%
Water	12,303	21.7%	11,626	21.9%	677	5.8%
FDG	24,320	40.2%	18,374	38.8%	5,946	32.4%
Other	3,507	N/A	3,178	N/A	329	10.3%

Total Company	$207,569	32.5%	$170,982	31.1%	$36,587	21.4%

Operating Income (in thousands)	2005	Percent of Sales	2004	Percent of Sales	Dollar Change	Percentage Change
CAG	$82,970	15.9%	$77,123	17.2%	$5,847	7.6%
Water	25,974	45.8%	24,259	45.7%	1,715	7.1%
FDG	9,894	16.4%	9,831	20.7%	63	0.6%
Other	(3,507)	N/A	(3,178)	N/A	(329)	(10.3%	)

Total Company	$115,331	18.1%	$108,035	19.7%	$7,296	6.8%

        Companion Animal Group. Operating expenses for CAG increased $29.6 million, or 22%, to $167.4 million from $137.8 million for the prior year and, as a percentage of revenue, increased to 32% from 31%. The increase was attributable to a 21% ($15.1 million) increase in sales and marketing expense, a 25% ($10.1 million) increase in general and administrative expense, and a 17% ($4.4 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from the expansion of the worldwide sales, customer service and marketing organization; ongoing expenses attributable to the Vet Med Lab business acquired in the fourth quarter of 2004 and, to a lesser extent, the digital radiography business acquired in the third quarter of 2005 and higher sales commissions as a result of revenue performance. The increase in general and administrative expense resulted primarily from expenses attributable to businesses acquired in the fourth quarter of 2004 and in 2005, comprised of general and administrative expenses of a recurring nature, amortization expense for intangible assets acquired, and integration costs. To a lesser extent, the increase in general and administrative expense was also attributable to higher spending on information technology and other general support functions; the unfavorable impact of exchange rates on foreign currency denominated expenses; and the positive impact in 2004 of a payment received in the second quarter of 2004 to settle certain litigation. The increase in research and development expense resulted primarily from increased spending related to instrument development and, to a lesser extent, rapid assay and pharmaceutical product development.

        Water. Operating expenses for Water increased $0.7 million, or 6%, to $12.3 million from $11.6 million for the prior year and, as a percentage of revenue, were approximately constant at 22%. The dollar increase was attributable to a 13% ($0.6 million) increase in general and administrative expense and a 12% ($0.2 million) increase in research and development expense, partly offset by a 2% ($0.1 million) decrease in sales and marketing expense. The increase in general and administrative expense resulted primarily from higher spending on information technology and other corporate functions, and, to a lesser extent, from the unfavorable impact of exchange rates on foreign currency denominated expenses. The increase in research and development expense resulted primarily from increased spending on Cryptosporidium testing product development. There were no significant individual events or fluctuations in the nature and amounts of sales and marketing expense.

        Food Diagnostics Group. Operating expenses for FDG increased $5.9 million, or 32%, to $24.3 million from $18.4 million for the prior year and, as a percentage of revenue, increased to 40% from 39%. The increase resulted from a 72% ($4.0 million) increase in general and administrative expense, a 16% ($1.3 million) increase in sales and marketing expense, and a 13% ($0.6 million) increase in research and development expense. The increase in general and administrative expense resulted primarily from expenses associated with the acquisition of Bommeli in the fourth quarter of 2004 and the subsequent centralization of our European production animal diagnostics operations in Bern, Switzerland. These costs are composed mainly of general and administrative expenses of a recurring nature to support the Bommeli business, costs related to the cessation of production in our Sweden-based facility, and amortization expense for intangible assets acquired. To a lesser extent, higher spending on information technology and other corporate functions and the unfavorable impact of exchange rates on foreign currency denominated expenses also contributed to the increase in general and administrative expense. The increase in sales and marketing expense resulted primarily from the addition of Bommeli sales and marketing activities and from sales and marketing costs to support the launch of our HerdChek® BSE Antigen Test Kit. The increase in research and development expense was due primarily to the addition of Bommeli research and development activities and to higher compensation costs, partly offset by reduced development activity following the launch of our HerdChek® BSE Antigen Test Kit.

        Other. Operating expenses, consisting primarily of corporate research and development, increased $0.3 million, or 10%, to $3.5 million from $3.2 million for the prior year due mainly to increased long-term development activities.

Interest Income

        Net interest income was $3.1 million for 2005 and 2004. The impact of higher interest rates was substantially offset by the impact of lower average invested cash balances.

Provision for Income Taxes

        Our effective income tax rate was 34.2% for the year ended December 31, 2005 compared with 29.7% for the year ended December 31, 2004. The majority of this rate differential resulted from the favorable impact of the resolution in 2004 of an IRS income tax audit through the year 2001. As a result of completing this audit, we reduced previously accrued taxes. Other rate reductions resulted from the release in 2004 of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates. In addition, 2005 tax expense increased by $1.0 million and the 2005 effective income tax rate increased by 0.8 percentage points due to incremental taxes on the repatriation of $30.0 million pursuant to the American Jobs Creation Act of 2004.

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

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the 12 months ended December 31, 2003 to the 12 months ended December 31, 2004.

        Companion Animal Group. Revenue for CAG increased $64.3 million, or 17%, to $448.7 million from $384.4 million in the same period of the prior year. The following table presents revenue by product and service categories for CAG:

For the Twelve Months Ended December 31,
Net Revenue (in thousands)	2004	2003	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Instruments and consumables	$197,939	$177,374	$20,565	11.6%	3.9%	7.7%
Rapid assay products	93,506	82,978	10,528	12.7%	1.2%	11.5%
Reference laboratory and consulting services	118,596	94,650	23,946	25.3%	2.9%	22.4%
Practice information management and digital radiography systems	28,163	22,463	5,700	25.4%	0.3%	25.1%
Pharmaceutical products	10,483	6,954	3,529	50.8%	--%	50.8%

Net CAG Revenue	$448,687	$384,419	$64,268	16.7%	2.7%	14.0%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the 12 months ended December 31, 2003 to the 12 months ended December 31, 2004.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of instruments and consumables (an increase of $20.6 million, or 12%) was due mainly to increased sales volume, including higher domestic practice-level sales of VetTest® slides and, to a lesser extent, tubes used with our hematology instruments, as well as higher volume outside the U.S.; the favorable impact of currency exchange rates on sales outside the U.S.; increased instrument sales, due primarily to increased sales of the LaserCyte® Hematology Analyzer; and the impact of changes in distributors’ inventory levels. Increased consumables sales volume was due primarily to an increase in our installed base of instruments during 2003 and 2004. Shipments to distributors during the twelve months ended December 31, 2003 were reduced as a result of the Company’s continuing efforts to improve efficiency in the distribution channel. The reduced shipments during 2003 had a positive impact on sales growth in the 2004 period. The collective impact of favorable currency exchange and favorable comparisons resulting from lower distributor purchases in 2003 caused reported growth for 2004 to be higher than our estimates of the underlying practice-level growth of instruments and consumables.

        The increase in sales of rapid assay products (an increase of $10.5 million, or 13%) was due primarily to increased domestic practice-level sales volume of canine and, to a lesser extent, feline products, as well as demand for our SNAP® test to screen dogs and cats for Giardia infection, which was launched during the first quarter of 2004; the impact of changes in distributors’ inventory levels; and the favorable impact of currency exchange rates on sales outside the U.S. Shipments to distributors during 2003 were reduced as a result of the Company’s efforts to improve efficiency in the distribution channel, which contributed to a reported sales growth in the 2004 period. The collective impact of changes in distributor inventory levels and favorable currency exchange caused reported growth for 2004 to be higher than our estimates of the underlying practice-level growth of rapid assay products.

        The increase in sales of laboratory and consulting services (an increase of $23.9 million, or 25%) resulted primarily from higher testing volume at established laboratories, mainly in the U.S. and, to a lesser extent, in the United Kingdom and Australia; the inclusion of sales from laboratories acquired in late 2003 and in 2004; and, to a lesser extent, the favorable impact of currency exchange rates on sales at our laboratories outside the U.S. and higher pricing.

        The increase in sales of practice information management and digital radiography systems (an increase of $5.7 million, or 25%), resulted primarily from higher volume of complete system sales and increased hardware sales and placements of digital radiography systems, partly offset by lower service sales.

        The increase in sales of pharmaceutical products (an increase of $3.5 million, or 51%) resulted in part from sales of new products launched in 2003 and 2004.

        Water. Revenue for Water increased $6.2 million, or 13%, to $53.1 million from $46.9 million for the same period of the prior year. The increase resulted primarily from higher sales volume and, to a lesser extent, the favorable impact of currency exchange rates on sales outside the U.S., partly offset by lower average unit prices due to price competition in certain foreign countries and higher relative sales in geographies where products are sold at lower unit prices. The favorable impact of currency exchange rates on sales outside the U.S. contributed an aggregate of $1.9 million, or 4%, to the increase in Water revenue.

        Food Diagnostics Group. Revenue for FDG increased $2.8 million, or 6%, to $47.4 million from $44.6 million for the same period of the prior year. Businesses acquired during 2004 contributed approximately 1% to FDG revenue growth during the year. The following table presents revenue by product and service categories for FDG:

For the Twelves Months Ended December 31,
Net Revenue (in thousands)	2004	2003	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Production animal products	$31,690	$28,580	$3,110	10.9%	6.1%	4.8%
Dairy testing products	15,706	16,057	(351)	(2.2%)	4.1%	(6.3%)

Net FDG revenue	$47,396	$44,637	$2,759	6.2%	5.4%	0.8%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the 12 months ended December 31, 2003 to the 12 months ended December 31, 2004.

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

Gross Profit

        Total Company. Gross profit for the total company increased $48.7 million, or 21%, to $279.0 million from $230.3 million for the same period in the prior year. As a percentage of total company revenue, gross profit increased to 51% in 2004 from 48% in 2003. The following table presents gross profit and gross profit percentage for the Company and its operating segments:

For the Twelve Months Ended December 31,
Gross Profit (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$214,927	47.9%	$175,612	45.7%	$39,315	22.4%
Water	35,885	67.6%	31,483	67.1%	4,402	14.0%
FDG	28,205	59.5%	23,209	52.0%	4,996	21.5%

Total Company	$279,017	50.8%	$230,304	48.4%	$48,713	21.2%

        Companion Animal Group. Gross profit for CAG increased $39.3 million, or 22%, to $214.9 million from $175.6 million in the same period of the prior year due to increased sales volume across the CAG product lines and to an increase in the gross profit percentage. As a percentage of CAG revenue, gross profit increased to 48% from 46% for the same period in the prior year. The increase in gross profit percentage was attributable primarily to productivity improvements across CAG product lines and services; the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses; and, to a lesser extent, favorable pricing from our supplier of slide consumables compared to the same period of the prior year. The productivity improvements were partly due to manufacturing efficiencies and reductions in service costs related to our LaserCyte® Hematology Analyzer and, to a lesser extent, to fixed costs spread over a higher revenue base. The LaserCyte® service cost improvements generated a favorable change in our accruals for cost of product warranties and extended maintenance agreements for all placed instruments for which we have such future obligations.

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

Operating Expenses

        Total Company. Total company operating expenses increased $21.1 million to $171.0 million from $149.9 million for the same period of the prior year. As a percentage of revenues, operating expenses remained relatively constant at 31%. The following tables present operating expenses and operating income for the Company and its operating segments:

For the Twelve Months Ended December 31,
Operating Expenses (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$137,804	30.7%	$120,396	31.3%	$17,408	14.5%
Water	11,626	21.9%	10,549	22.5%	1,077	10.2%
FDG	18,374	38.8%	15,603	35.0%	2,771	17.8%
Other	3,178	N/A	3,369	N/A	(191)	(5.7%	)

Total Company	$170,982	31.1%	$149,917	31.5%	$21,065	14.1%

Operating Income (in thousands)	2004	Percent of Sales	2003	Percent of Sales	Dollar Change	Percentage Change
CAG	$77,123	17.2%	$55,216	14.4%	$21,907	39.7%
Water	24,259	45.7%	20,934	44.6%	3,325	15.9%
FDG	9,831	20.7%	7,606	17.0%	2,225	29.3%
Other	(3,178)	N/A	(3,369)	N/A	191	5.7%

Total Company	$108,035	19.7%	$80,387	16.9%	$27,648	34.4%

        Companion Animal Group. Operating expenses for CAG increased $17.4 million, or 14%, to $137.8 million from $120.4 million in the same period of the prior year and were approximately constant at 31% from year to year as a percent of sales. The increase was attributable to a 23% ($13.4 million) increase in sales and marketing expense, a 10% ($2.4 million) increase in research and development expense, and a 4% ($1.6 million) increase in general and administrative expense. The increase in sales and marketing expense resulted primarily from increased sales and sales support personnel and marketing program costs; the unfavorable impact of foreign currency denominated expenses; and, to a lesser extent, expenses associated with the Vet Med Lab acquisition in the fourth quarter of 2004. The increase in research and development expense resulted primarily from increased staffing and higher spending to support instrument and pharmaceutical product development. The increase in general and administrative expense reflects higher spending on information technology and other corporate functions, partly due to expenses associated with Sarbanes-Oxley Act compliance efforts; expenses associated with laboratory acquisitions in the first and fourth quarters of 2004, including amortization of intangible assets; and the unfavorable impact of foreign currency denominated expenses, partly offset by the nonrecurrence in 2004 of expenses incurred in 2003 in connection with the write-down of fixed assets of $7.4 million associated with the discontinuation of development of a clinical chemistry instrument. In October 2003, we extended our relationship with Ortho, the supplier of our VetTest® slides. We committed to develop a next-generation clinical chemistry system based on Ortho’s dry-slide technology and discontinued efforts to develop the alternative system.

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

        Food Diagnostics Group. Operating expenses for FDG increased $2.8 million, or 18%, to $18.4 million from $15.6 million in the same period of the prior year and, as a percent of sales, increased to 39% from 35% in the same period of the prior year. The increase was attributable to a 25% ($1.1 million) increase in general and administrative expense, a 14% ($0.6 million) increase in research and development expense, a 5% ($0.3 million) increase in sales and marketing expense, and a $0.7 million decrease in other income. The increase in general and administrative expense resulted primarily from ongoing expenses associated with the China joint venture formed in 2003; higher spending on information technology and other corporate functions, partly due to expenses associated with Sarbanes-Oxley Act compliance efforts; the unfavorable impact of foreign currency denominated expenses; and expenses associated with the Bommeli acquisition in the fourth quarter of 2004. The increase in research and development expense was due primarily to higher compensation costs for additional personnel; increased spending in support of our HerdChek® BSE Antigen Test Kit; and integration expenses associated with the Bommeli acquisition in the fourth quarter of 2004. The increase in sales and marketing expense resulted primarily from increased spending in support of our HerdChek® BSE Antigen Test Kit and the unfavorable impact of foreign currency-denominated expenses, partly offset by the nonrecurrence in 2004 of expenses incurred in 2003 in connection with the formation of the China joint venture. The decrease in other income results from the nonrecurrence in 2004 of the reduction in an accrual related to a third-party claim recorded as other income in 2003.

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

Provision for Income Taxes

        Our effective income tax rate was 29.7% for the year ended December 31, 2004, compared with 31.5% for the year ended December 31, 2003. The majority of this rate reduction resulted from the resolution in 2004 of an IRS income tax audit through the year 2001. As a result of completing this audit, the Company reduced previously accrued taxes. Other rate reductions resulted from the release in 2004 of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates, partially offset by revisions in 2003 to international tax estimates and a charge to write-down fixed assets occurring in a high-tax jurisdiction.

RECENT ACCOUNTING PRONOUNCEMENTS

        A discussion of recent accounting pronouncements is included in Note 2(p) to the consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

        Liquidity

        We fund the capital needs of our business through cash generated from operations. At December 31, 2005 and December 31, 2004, we had $132.7 million and $137.3 million of cash and cash equivalents and short-term investments, respectively, and working capital of $192.7 million and $201.6 million, respectively. At December 31, 2004, we also had long-term investments, primarily in municipal bonds, of $19.7 million.

        We consider the operating earnings of non-United States subsidiaries to be indefinitely invested outside the U.S. Subject to this policy, we manage our worldwide cash requirements considering available funds among all of our subsidiaries. While the repatriation of foreign earnings could have adverse tax consequences, foreign cash balances are generally available without legal restrictions to fund ordinary business operations.

        We believe that current cash and cash equivalents, short-term investments and funds generated from operations will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs.

        Sources and Uses of Cash

        Cash provided by operating activities was $116.6 million for the year ended December 31, 2005, compared to $95.4 million for 2004. In 2005, cash increased $10.7 million due to changes in operating assets and liabilities, whereas in 2004 cash decreased by $13.6 million due to changes in operating assets and liabilities, resulting in a year-to-year change of $24.4 million. The increase in cash provided by changes in operating assets and liabilities, compared to 2004, was attributable to incremental changes in cash provided by accrued liabilities of $15.6 million, accounts payable of $10.7 million, and inventories of $6.7 million, partly offset by incremental uses of cash attributable to accounts receivable of $4.1 million and to other assets and liabilities of $4.5 million.

        The increase in accrued expenses was due to the impact of higher income tax accruals in 2005, compared to 2004, and the impact of higher accruals for points granted to customers under our Practice Developer™ volume discount program in 2005, compared to 2004. The higher income tax accruals were due in part to the rate reduction in 2004 resulting from the resolution of an IRS income tax audit through the year 2001, which lowered the accrual in 2004 relative to 2005, and the impact of differences in the timing of expense recognition in the financial statements compared to income tax deductibility. The incremental cash generated from accounts payable was due primarily to the timing of payments to vendors, including contractual purchase commitments to Ortho for VetTest® slides. The incremental cash generated from inventory was due to lower inventories of VetTest® slides and LaserCyte® Hematology Analyzers, partially offset by higher VetAutoread™ instrument and consumable inventory. The decrease in the VetTest® slide inventory was due to the deferral of receipts of slides from Ortho from the fourth quarter of 2005 to the first quarter of 2006. The decrease in cash to fund accounts receivable was due to higher sales. The $5.9 million increase in depreciation and amortization was due primarily to acquisitions in the fourth quarter of 2004 and in 2005.

        Cash provided by investing activities was $12.6 million for the year ended December 31, 2005, compared to cash used by investing activities of $36.8 million for 2004. The increase in cash provided by investing activities for 2005, compared to 2004, was primarily due to the reduction in cash used for acquisitions. In 2005, we utilized cash of $7.6 million to acquire veterinary reference laboratories in Switzerland, the United Kingdom, and France, a veterinary laboratory customer list in the U.S. and a digital radiography business. In 2004, we used $53.9 million to purchase veterinary reference laboratories in the U.S. and Germany and production animal diagnostic companies in the U.S. and Switzerland. We generated $44.3 million from net sales of short- and long-term investments for the year ended December 31, 2005, compared to $48.9 million in 2004.

        Since 1999, the Board of Directors has authorized the purchase of up to 16,000,000 shares of our common stock in the open market or in negotiated transactions. At December 31, 2005, we had 2,052,000 shares remaining under our share repurchase authorization. During 2005, we repurchased approximately 1,993,000 shares of our common stock for $123.8 million at an average price of $62.11 per share. At December 31, 2005, 2004 and 2003, approximately 13,948,000, 11,955,000, and 9,541,000 cumulative shares, respectively, had been repurchased under this program. During 2004 and 2003, the Company received approximately 1,000 and 133,000 shares of stock, respectively, which were owned by the holders for greater than six months, in payment for the exercise price of stock options. The shares of stock had a fair market value of $0.1 million and $4.9 million, respectively. See Note 14 to the consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K.

        Commitments

        Effective January 1, 2003, we entered into a workers’ compensation insurance policy for U.S. employees under which we retain the first $250,000 in claim liability per incident and up to specific limits, based on payroll, in claim liability in the aggregate. We have entered into similar workers’ compensation policies effective January 1, 2004, and 2005. The insurance company administers and pays these claims, and we reimburse the insurance company for our portion of these claims. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. In connection with these policies, we have outstanding letters of credit totaling $1.6 million to the insurance companies as security for these claims at December 31, 2005. See Note 11 to the consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K.

        We purchased $24.2 million in fixed assets and $2.6 million in rental instruments sold under recourse during the year ended December 31, 2005, principally related to the CAG segment. Our total capital budget for 2006 for fixed assets and rental instruments is approximately $37.0 million.

        We have a 40% equity interest in a joint venture formed to assemble and market veterinary diagnostic products for production animals in China. During the year ended December 31, 2005, we made capital contributions of $0.6 million to the joint venture. We agreed to purchase an additional 55% equity interest in the joint venture from our partner, subject to approval by the Chinese government of the ownership change, and committed to pay $0.8 million over two years in consideration for the additional equity. In addition, the joint venture entered into a contract with the joint venture partner where the partner will provide promotional and agency services and will receive sales commissions at rates escalating from 2.5% to 8.5% annually based on sales volume. See Note 17 to the consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K.

        In January 2006, we entered into an agreement to purchase the building in which our headquarters facility is located for $18.0 million less the face value of the existing mortgage of $6.5 million and also agreed to assume the mortgage. The closing is subject to certain conditions to closing, including completion of our due diligence review and receipt of certain state and local incentives. In addition, we expect to incur an estimated additional $20 million over the next two years primarily to renovate the unoccupied portion of the building for the purpose of expanding our research and development, manufacturing and office space. The purchase of the headquarters facility and subsequent renovation is in addition to the 2006 capital budget.

        Under the terms of certain supply agreements with suppliers of our veterinary instruments, slides for our VetTest® Chemistry Analyzers; electrolyte instruments, components and consumables; our VetAutoread™ Hematology Analyzers, components and consumables; and certain raw materials, we have aggregate commitments to purchase approximately $138.7 million of products through 2020. In addition, we have various minimum royalty payments due through 2019 of $13.5 million.

        We committed up to an aggregate of $4.0 million of capital purchase obligations in connection with the design and construction of automated production equipment at Ortho’s facility that will be used to manufacture consumables for use in our next-generation chemistry analyzer. We expect to pay $1.9 million of our total commitment in 2006, $1.2 million in 2007 and the remainder in 2008.

        In October 2005, our former supplier of VetAutoread™ Hematology Analyzers and consumables sold this business (including the human hematology testing products division) and we simultaneously entered into a new supply agreement for veterinary products with QBCD, the acquirer of the business. Under this new supply agreement, we received fixed pricing on certain products through December 31, 2020. In partial consideration for this new supply agreement, we paid cash of $2.5 million to QBCD and guaranteed QBCD’s note in the principal amount of $3.5 million given to our former supplier in partial consideration for the business. See Note 11 to the consolidated financial statements for the year ended December 31, 2005 included in this Form 10-K.

        We are required to make the following payments in the years below:

(in thousands)	Total	2006	2007-2008	2009-2010	After 2010
Minimum royalty payments	$13,537	$1,207	$3,241	$3,057	$6,032
Operating leases	45,890	7,608	12,348	9,231	16,703
Unconditional purchase obligations (1)	138,668	61,145	49,192	21,198	7,133

Total contractual cash obligations	$198,095	$69,960	$64,781	$33,486	$29,868

(1)    Of this amount, $92.7 million represents our minimum purchase obligation under our VetTest® slide supply agreement with Ortho.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 15 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.

        The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts with durations of less than 18 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals, as appropriate, and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following twelve months. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. At December 31, 2005, we had $0.6 million in net unrealized gains on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.3 million in taxes.

        Our currency rate exposure at December 31, 2005 consisted of local currency revenues and expenses, the impact of hedge contracts and balances denominated in a currency other than the Company’s or its subsidiaries’ functional currency. Based on our overall currency rate exposure, excluding unrealized gains of $0.8 million at December 31, 2005 and unrealized losses of $4.3 million at December 31, 2004 on foreign exchange contracts designated as hedges, a 10% strengthening of the U.S. dollar relative to foreign currencies would reduce operating income by approximately $2.6 million for 2006 and a 10% strengthening of the U.S. dollar from December 31, 2004 would have reduced operating income for 2005 by approximately $3.3 million. A 10% weakening of the U.S. dollar relative to foreign currencies at December 31, 2005 would increase operating income by approximately $2.6 million in 2006. A 10% weakening of the U.S. dollar from December 31, 2004 would have increased operating income by approximately $3.3 million in 2005. As of December 31, 2005, a 10% strengthening of the U.S. dollar relative to foreign currencies, excluding the impact of hedge contracts currently in place, would reduce operating income by approximately $9.7 million in 2006, compared to $9.9 million in 2005, and the effects of a 10% weakening of the U.S. dollar relative to foreign currencies, excluding the impact of hedge contracts currently in place, would increase operating income by approximately $9.7 million in 2006, compared to $9.9 million in 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Generally, these are controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our chief executive officer and chief financial officer, has concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.

Report of Management on Internal Control Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies and procedures may deteriorate.

        We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway commission. Based on this evaluation, we conclude that, as of December 31, 2005, our internal control over financial reporting was effective.

        Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as indicated in their report that is included herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

        The certifications with respect to disclosure controls and procedures and internal control over financial reporting of the Company’s chief executive officer and chief financial officer are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

        Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the sections entitled “Corporate Governance” and “Election of Directors” in the Company’s definitive proxy statement with respect to its 2006 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” in the Company’s definitive proxy statement with respect to its 2006 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Ownership of Common Stock by Directors and Officers” in the Company’s definitive proxy statement with respect to its 2006 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Executive Compensation and Related Information—Employment Agreements” in the Company’s definitive proxy statement with respect to its 2006 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference from the section entitled “Ratification of Appointment of Independent Auditors—Independent Auditors’ Fees” in the Company’s definitive proxy statement with respect to its 2006 Annual Meeting of Stockholders, which proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this report.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

IDEXX LABORATORIES, INC.

By:/s/Jonathan W. Ayers
Jonathan W. Ayers President and Chief Executive Officer March 10, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/Jonathan W. Ayers	President, Chief Executive Officer and	March 10, 2006
Jonathan W. Ayers	Chairman of the Board of Directors

/s/Merilee Raines	Vice President, Chief Financial Officer and	March 10, 2006
Merilee Raines	Treasurer(Principal Financial and Accounting Officer)

/s/Thomas Craig	Director	March 10, 2006
Thomas Craig

/s/Errol B. De Souza, PhD	Director	March 10, 2006
Errol B. De Souza, PhD

/s/William T. End	Director	March 10, 2006
William T. End

/s/Rebecca M. Henderson, PhD	Director	March 10, 2006
Rebecca M. Henderson, PhD

/s/Brian P. McKeon	Director	March 10, 2006
Brian P. McKeon

/s/Robert J. Murray	Director	March 10, 2006
Robert J. Murray

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit No. 3.1 to Annual Report on Form 10-K for the year ended December 31, 1996, File No. 0-19271, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit No. 3.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 0-19271, and incorporated herein by reference).

4.1	Amended and Restated Rights Agreement, dated as of January 22, 2001, between the Company and American Stock Transfer & Trust Company as Rights Agent, which includes as Exhibit A the Form of Certificate of Designations, as Exhibit B the Form of Rights Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Stock (filed as Exhibit No. 1 to Amendment No. 2 to Registration Statement on Form 8-A/A dated March 14, 2001, File No. 0-19271, and incorporated herein by reference).

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, dated as of March 8, 2005, between the Company and American Stock Transfer & Trust Company as Rights Agent (filed as Exhibit No. 4.1 to Current Report on Form 8-K filed on March 9, 2005, File No. 0-19271, and incorporated herein by reference).

4.3	Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1†	1991 Stock Option Plan of the Company, as amended (filed as Exhibit No. 10.2 to Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-19271 (“2001 Form 10-K”), and incorporated herein by reference).

10.2†	1991 Director Option Plan of the Company, as amended (filed as Exhibit No. 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 0-19271 (“June 2001 10-Q”), and incorporated herein by reference).

10.3†	1997 Director Option Plan of the Company, as amended, with the form of option agreement granted thereunder attached thereto (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-19271, and incorporated herein by reference).

10.4†	1999 Director Stock Plan of the Company (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, File No. 0-19271, and incorporated herein by reference).

10.5*	U.S. Supply Agreement, effective as of October 16, 2003, between the Company and Ortho-Clinical Diagnostics, Inc. ("Ortho") (filed as Exhibit No. 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-19271 (“2003 Form 10-K”), and incorporated herein by reference).

10.6*	Amendment No. 1 to U.S. Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 0-19271 (“June 2005 10-Q”), and incorporated herein by reference).

10.7*	European Supply Agreement, effective as of October 17, 2003, between the Company and Ortho (filed as Exhibit No. 10.8 to 2003 Form 10-K, and incorporated herein by reference).

10.8*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.2 to June 2005 10-Q, and incorporated herein by reference).

10.9†	1998 Stock Incentive Plan of the Company, as amended (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.10†	2000 Director Option Plan of the Company (filed as Exhibit No. 10.5 to June 2001 10-Q, and incorporated herein by reference).

10.11†	Employment Agreement dated January 22, 2002, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.13 to 2001 Form 10-K, and incorporated herein by reference).

10.12†	Executive Employment Agreement dated January 28, 2002, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.14 to 2001 Form 10-K, and incorporated herein by reference).

10.13†	Executive Employment Agreement dated September 8, 2003, between the Company and William C. Wallen (filed as Exhibit No. 10.13 to 2003 Form 10-K, and incorporated herein by reference).

10.14†	Letter Agreement dated August 12, 2003, between the Company and William C. Wallen (filed as Exhibit No. 10.14 to 2003 Form 10-K, and incorporated herein by reference).

10.15†	Form of Executive Employment Agreement between the Company and each of Robert S. Hulsy, Merilee Raines, Quentin Tonelli, S. Sam Fratoni, Conan R. Deady, Jennifer Joiner, Laurel LaBauve and Ali Naqui (filed as Exhibit No. 10.6 to June 2001 10-Q, and incorporated herein by reference).

10.16	Amendment, Release and Settlement Agreement dated as of September 12, 2002, among the Company, IDEXX Europe B.V., and Ortho (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.17†	Director Deferred Compensation Plan, as amended (filed as Exhibit No. 10.1 to Current Report on Form 8-K filed on February 28, 2006, File No. 0-19271 (“February 28, 2006 Form 8-K”), and incorporated herein by reference).

10.18†	2003 Stock Incentive Plan, as amended (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, File No. 0-19271, and incorporated herein by reference).

10.19†	Form of Stock Option Agreement, as amended pursuant to the 2003 Stock Incentive Plan (filed as Exhibit No. 10.18 to Annual Report on Form 10-K for the year ended December 31, 2004, File No. 0-19271 (“2004 Form 10-K”), and incorporated herein by reference).

10.20†	1997 Employee Stock Purchase Plan, as amended (filed as Exhibit No. 10.19 to 2004 Form 10-K, and incorporated herein by reference).

10.21†	Executive Deferred Compensation Plan, as amended (filed as Exhibit No. 10.2 to February 28, 2006 Form 8-K, and incorporated herein by reference).

10.22†	Form of Restricted Stock Unit Agreement (filed herewith).

10.23	Purchase and Sale Agreement dated as of January 17, 2006, between the Company and CW Westbrook Limited Partnership (filed herewith).

21	Subsidiaries of the Company (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification by Chief Executive Officer (filed herewith).

31.2	Certification by Vice President, Chief Financial Officer and Treasurer (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Confidential treatment requested as to certain portions.

†	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.:

We have completed integrated audits of IDEXX Laboratories, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 10, 2006

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$67,151	$47,156
Short-term investments	65,580	90,116
Accounts receivable, less reserves of $1,221 and $1,494 in 2005
and 2004, respectively	71,688	65,639
Inventories	69,369	76,424
Deferred income taxes	13,778	13,460
Other current assets	11,679	8,797

Total current assets	299,245	301,592

Long-term Investments	--	19,687

Property and Equipment, at Cost:
Land	1,570	2,216
Buildings	7,457	5,273
Leasehold improvements	34,645	33,240
Machinery and equipment	58,126	52,564
Office furniture and equipment	35,978	37,000
Construction in progress	5,001	7,558

	142,777	137,851
Less accumulated depreciation and amortization	77,080	75,221

	65,697	62,630

Other Long-term Assets:
Goodwill	88,127	92,937
Other intangible assets, net of accumulated amortization of $9,874
and $6,472 for 2005 and 2004, respectively	30,619	31,557
Other noncurrent assets, net	6,988	5,834

	125,734	130,328

TOTAL ASSETS	$490,676	$514,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$19,842	$14,723
Accrued expenses	17,756	20,551
Accrued employee compensation and related expenses	27,550	26,163
Accrued taxes	19,960	15,461
Accrued marketing and customer programs	10,751	8,825
Warranty and extended maintenance agreement reserves	2,191	2,785
Notes payable	551	1,291
Deferred revenue	7,965	10,153

Total current liabilities	106,566	99,952

Long-term Liabilities:
Deferred tax liabilities	6,026	8,450
Notes payable	--	519
Warranty and extended maintenance agreement reserves	968	1,011
Deferred revenue	7,806	6,253

Total long-term liabilities	14,800	16,233

Commitments and Contingencies (Note 11):
Partner's Interest in Consolidated Subsidiary	300	392

Stockholders' Equity:
Common stock, $0.10 par value; Authorized: 60,000 shares; Issued: 45,938
and 45,217 shares in 2005 and 2004, respectively	4,594	4,522
Additional paid-in capital	437,394	410,817
Deferred share-based compensation; Issued: 25 and 14 units in 2005 and
2004, respectively	1,316	665
Retained earnings	396,936	318,682
Accumulated other comprehensive income	866	11,301
Treasury stock (14,118 and 12,125 shares in 2005 and 2004, respectively),
at cost	(472,096)	(348,327)

Total stockholders' equity	369,010	397,660

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$490,676	$514,237

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2005	2004	2003
Revenue:
Product revenue	$460,495	$411,748	$363,284
Service revenue	177,600	137,433	112,708

	638,095	549,181	475,992
Cost of revenue:
Cost of product revenue	194,252	174,618	166,382
Cost of service revenue	120,943	95,546	79,306

	315,195	270,164	245,688

Gross profit	322,900	279,017	230,304

Expenses:
Sales and marketing	101,990	85,710	71,846
General and administrative	64,631	49,870	45,752
Research and development	40,948	35,402	32,319

Income from operations	115,331	108,035	80,387
Interest income	3,141	3,068	2,867

Income before provisions for income taxes and
partner's interest	118,472	111,103	83,254
Provision for income taxes	40,670	33,165	26,278
Partner's interest in loss of subsidiary	(452)	(394)	(114)

Net income	$78,254	$78,332	$57,090

Earnings per share:
Basic	$2.41	$2.29	$1.67

Diluted	$2.30	$2.19	$1.59

Weighted average shares outstanding:
Basic	32,521	34,214	34,271

Diluted	34,055	35,800	35,931

        The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock
	Number of Shares	$0.10 Par Value	Additional Paid-in Capital	Deferred Equity-Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance January 1, 2003	42,331	$4,233	$334,348	$--	$183,260	$(2,511)	$(178,357)	$340,973

Purchase of treasury stock	--	--	--	--	--	--	(36,195)	(36,195)
Exercise of stock options
(including tax benefit)	1,934	193	48,914	--	--	--	(4,897)	44,210
Exercise of warrants	125	13	(13)	--	--	--	--	--
Issuance of deferred stock
units	--	--	--	138	--	--	--	138
Comprehensive income (loss):
Net income	--	--	--	--	57,090	--	--	--
Unrealized loss on
investments, net
of tax of $86	--	--	--	--	--	(131)	--	--
Unrealized loss on forward
exchange contracts,
net of tax of $523	--	--	--	--	--	(1,334)	--	--
Translation adjustment	--	--	--	--	--	8,541	--	--
Total comprehensive income	--	--	--	--	--	--	--	64,166

Balance December 31, 2003	44,390	4,439	383,249	138	240,350	4,565	(219,449)	413,292

Purchase of treasury stock	--	--	--	--	--	--	(128,814)	(128,814)
Exercise of stock options
(including tax benefit)	827	83	27,568	--	--	--	(64)	27,587
Issuance of deferred stock
units	--	--	--	527	--	--	--	527
Comprehensive income (loss):
Net income	--	--	--	--	78,332	--	--	--
Unrealized loss on
investments, net of
tax of $57	--	--	--	--	--	(89)	--	--
Unrealized gain on
forward exchange
contracts, net
of tax of $24	--	--	--	--	--	178	--	--
Translation adjustment	--	--	--	--	--	6,647	--	--
Total comprehensive income	--	--	--	--	--	--	--	85,068

Balance December 31, 2004	45,217	4,522	410,817	665	318,682	11,301	(348,327)	397,660

Purchase of treasury stock	--	--	--	--	--	--	(123,769)	(123,769)
Exercise of stock options
(including tax benefit)	721	72	26,577	--	--	--	--	26,649
Issuance of deferred stock
units	--	--	--	651	--	--	--	651
Comprehensive income (loss):
Net income	--	--	--	--	78,254	--	--	--
Unrealized gain on
investments, net of
tax of $15	--	--	--	--	--	23	--	--
Unrealized gain on
forward exchange
contracts, net
of tax of $1,703	--	--	--	--	--	3,403	--	--
Translation adjustment	--	--	--	--	--	(13,861)	--	--
Total comprehensive income	--	--	--	--	--	--	--	67,819

Balance December 31, 2005	45,938	$4,594	$437,394	$1,316	$396,936	$866	$(472,096)	$369,010

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$78,254	$78,332	$57,090
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	24,369	18,427	18,897
Write-down of fixed assets	--	--	7,359
Partner's interest in loss of subsidiary	(452)	(394)	(114)
Provision for (recovery of) uncollectible accounts	121	(294)	114
Provision for (benefit of) deferred income taxes	(4,477)	4,599	(1,192)
Tax benefit on exercise of nonqualified stock options and
disqualifying dispositions	7,808	8,211	13,045
Provision for deferred share-based compensation	184	135	138
Changes in assets and liabilities, net of acquisitions and
disposals
Accounts receivable	(9,300)	(5,162)	(5,567)
Inventories	7,433	758	71
Other assets	(2,244)	(26)	1,062
Accounts payable	4,901	(5,791)	9,560
Accrued liabilities	10,184	(5,442)	16,552
Deferred revenue	(229)	2,026	140

Net cash provided by operating activities	116,552	95,379	117,155

Cash Flows from Investing Activities:
Purchase of short- and long-term investments	(63,619)	(37,114)	(130,802)
Sales and maturities of short- and long-term investments	107,880	86,010	64,990
Purchase of property and equipment	(24,199)	(29,065)	(16,896)
Net proceeds from sale of land and buildings	2,751	--	--
Acquisition of equipment leased to customers	(2,615)	(2,640)	(2,724)
Acquisition(s) of intangible assets and business(es), net of cash acquired	(7,604)	(53,942)	(2,300)

Net cash provided by (used in) investing activities	12,594	(36,751)	(87,732)

Cash Flows from Financing Activities:
Payment of notes payable	(2,057)	(356)	(510)
Purchase of treasury stock	(123,769)	(129,191)	(35,817)
Proceeds from the exercise of stock options	18,841	19,376	31,165

Net cash used in financing activities	(106,985)	(110,171)	(5,162)
Net effect of exchange rates on cash	(2,166)	1,757	3,168

Net increase (decrease) in cash and cash equivalents	19,995	(49,786)	27,429
Cash and cash equivalents at beginning of year	47,156	96,942	69,513

Cash and cash equivalents at end of year	$67,151	$47,156	$96,942

Supplemental Disclosure of Cash Flow Information:
Interest paid	$40	$33	$16

Income taxes paid	$34,346	$25,862	$4,938

Supplemental Disclosure of Non-Cash Information:
Value of mature shares exchanged in stock option exercises	$--	$64	$4,897

Payable for treasury stock	$--	$--	$378
Receivable for purchase price adjustment of
business acquisitions	$22	$500	$--

Notes payable issued as consideration in acquisitions	$--	$1,000	$--

        The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF BUSINESS

        We develop, manufacture and distribute products and provide services for the veterinary and the food- and water-testing markets. We operate primarily through three business segments: products and services for the veterinary market, which is referred to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health and dairy quality, which is referred to as the Food Diagnostics Group (“FDG”). Our products and services are sold worldwide. See Note 18 for additional information regarding our reportable operating segments, products and services, and geographical areas.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Consolidation

        The accompanying consolidated financial statements include our accounts, our wholly-owned subsidiaries, and all other entities in which we have a variable interest and are determined to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.

(b) Estimates

        The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to customer programs and incentives, product returns, bad debts, inventory, investments, goodwill and other intangible assets, income taxes, warranty reserves, and contingencies. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

(c) Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. We write down inventory for estimated obsolescence when warranted by estimates of future demand and market conditions. If actual market conditions are less favorable than those we estimated, additional inventory write-downs may be required, which would have a negative effect on results of operations. Certain major components of inventory are discussed in more detail below.

        LaserCyte® Hematology Analyzer. At December 31, 2005 and 2004, our net inventories included $9.8 million and $11.9 million, respectively, of component parts and finished goods associated with the LaserCyte® Hematology Analyzer. In addition, we have firm purchase commitments for an additional $2.6 million of component parts at December 31, 2005. At December 31, 2005 and 2004, $2.3 million and $1.9 million of the net LaserCyte® inventory, respectively, required rework before it could be used to manufacture finished goods. At December 31, 2005 and 2004, the inventory subject to rework was net of $0.7 million and $0.3 million write-downs, respectively, for inventory estimated to be obsolete. We expect to fully realize our investment in inventory and purchase commitments. However, if we alter the design of this product, we may be required to write off some or all of the remaining associated inventory.

        VetTest® Chemistry Slides. At December 31, 2005 and 2004, our net inventories included $14.4 million and $22.7 million, respectively, of slides used in our VetTest® Chemistry Analyzers. The decrease in slide inventory at December 31, 2005, compared to December 31, 2004, was primarily due to the delay of inventory receipts from the fourth quarter of 2005 to the first quarter of 2006. Most of the slides have a shelf-life of 24 months at the date of manufacture. The average remaining shelf-life at December 31, 2005 was 16.4 months. In addition, we are required to purchase a minimum of $92.7 million of slides from Ortho-Clinical Diagnostics, Inc. (“Ortho”) through December 31, 2010. During the quarter ended December 31, 2003, we entered into a new contract with Ortho, which extended the term of the supply agreement through 2018 and left the contract minimum purchase commitments unchanged. In June 2005, we further amended this agreement to, among other things, extend its term from 2018 to 2020. As a result of the current and projected demand for VetTest® slides, our commitment to develop a next-generation chemistry analyzer that will utilize these slides, and the ratable decrease in required annual slide purchases from Ortho through 2010, we believe that we will not incur a loss under the contract. See Note 11 for additional discussion of our development commitment.

        Nitazoxanide. Our nitazoxanide product, Navigator®, for the treatment of equine protozoal myeloencephalitis (“EPM”) was approved by the U.S. Food and Drug Administration (“FDA”) in November 2003. At December 31, 2005, our inventories included $9.4 million of inventory associated with Navigator®, consisting of $0.2 million of finished goods and $9.2 million of active ingredient and other raw materials. In December 2004, we entered into an amendment to our agreement with our supplier of nitazoxanide under which we paid the supplier $0.9 million in January 2005 and the supplier agreed until 2017 to replace any expiring inventory of nitazoxanide with longer-dated material. The payment was capitalized as inventory cost. We believe that this agreement has substantially mitigated the risk that we would be required to write down nitazoxanide inventory due to its anticipated expiration prior to sale.

        The components of inventories are as follows (in thousands):

	December 31,
	2005	2004
Raw materials	$22,517	$20,847
Work-in-process	10,583	10,363
Finished goods	36,269	45,214

	$69,369	$76,424

(d) Property and Equipment

        We record property and equipment at cost net of accumulated depreciation and amortization. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the statement of operations. We provide for depreciation and amortization using the declining-balance and straight-line methods by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Leasehold improvements	Shorter of life of lease or useful life
Machinery and equipment	3-5 years
Office furniture and equipment	3-7 years
Buildings	40 years

        We recorded depreciation expense of $17.8 million, $14.7 million and $14.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

        We provide for amortization using the straight-line and accelerated methods by charges to operations in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life
Patents and completed technology	15 years
Noncompete agreements	2-10 years
Contractual relationships	15 years
Customer lists	5 years
Customer relationships	8-15 years
Licenses	5-10 years
Other	5-10 years

        We assess the impairment of identifiable intangible assets and other long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include, but are not limited to, the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Failures to obtain regulatory approval of certain products;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	Significant increase in the discount rate assumed to calculate the present value of future cash flow;

•	Significant negative industry or economic trends;

•	Significant advancements or changes in technology; and

•	Cancellation or significant changes in contractual relationships.

        We continually assess the realizability of intangible assets other than goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If an impairment review is triggered, we evaluate the carrying value of long-lived assets by determining if impairment exists based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. The cash flow estimates that are used contain our best estimates, using appropriate and customary assumptions and projections at the time.

        Under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we are required to perform annual tests of goodwill for impairment or additional tests whenever events or circumstances indicate an impairment may exist. For our annual impairment tests, we identify our reporting units, allocate assets and liabilities (including goodwill) to the reporting units and compare the reporting units’ net book value to their estimated fair value. The fair value of the reporting units is estimated using a discounted cash flow approach. The cash flow estimates used contain our best estimates, using appropriate and customary assumptions and projections at the time. If a reporting unit’s net book value exceeds its fair value, then the implied fair value of goodwill is determined. If the net book value of goodwill exceeds the implied fair value of goodwill, a goodwill impairment loss is recognized in an amount equal to that excess. No impairment has been identified as a result of the annual reviews.

(f) Warranty and Extended Maintenance Agreement Reserves

        We provide for the estimated cost of product warranties in cost of product revenue at the time revenue is recognized. Our actual warranty obligation is affected by product failure rates and service costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from our estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve for products sold to customers for the years ended December 31, 2005 and 2004, respectively (in thousands):

	For the Years Ended December 31,
	2005	2004
Balance, beginning of year	$3,679	$3,303
Provision for warranty expense	2,479	4,196
Provision for change in estimate of prior warranty expense	(276)	(612)
Settlement of warranty liability	(2,723)	(3,208)

Balance, end of year	3,159	3,679
Long-term portion	968	910

Current portion of warranty reserves	$2,191	$2,769

        The decrease in the warranty liability during 2005, compared to 2004, was due to the improved reliability of the LaserCyte® Hematology Analyzer, partially offset by the impact of the growing installed base of LaserCyte® Hematology Analyzers. We charge warranty expense to the cost of LaserCyte® revenue at the time revenue is recognized on the system based on the estimated cost to repair the instrument over its warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience.

        We sell extended maintenance agreements covering our instruments and recognize associated revenue over the life of the contracts. At December 31, 2004, we anticipated that $0.1 million in losses would be incurred for certain of these contracts and recognized a provision for the estimated loss. No loss on extended maintenance agreements is anticipated as of December 31, 2005.

(g) Income Taxes

        We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable, respectively; and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Significant judgment is required in determining our worldwide provision for income taxes and our income tax filings are regularly under audit by tax authorities. We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made. See Note 9 for additional information regarding income taxes.

(h) Revenue Recognition

        We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed and determinable, and (iv) collectibility is reasonably assured.

•	We recognize revenue at the time of shipment to distributors for substantially all products sold through distributors as title and risk of loss pass to these customers on delivery to the common carrier. We recognize revenue for the remainder of our customers when the product is delivered to the customer except as noted below. Our distributors do not have the right to return products.

•	We recognize revenue from the sales of instruments, noncancelable software licenses and hardware systems upon installation (and completion of training if applicable) and the customer’s acceptance of the instrument or system because at this time we have no significant further obligations.

•	We recognize service revenue at the time the service is performed.

•	We recognize revenue associated with extended maintenance agreements over the life of the contracts. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•	We recognize revenue on certain instrument systems under rental programs over the life of the rental agreement. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

        When instruments are sold together with extended maintenance agreements, we allocate revenue to the extended maintenance agreement under the Emerging Issues Task Force (“EITF”) consensus on Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Accordingly, the total consideration received is allocated to the elements based on their relative fair values, which is determined by amounts charged separately for the delivered and undelivered elements to other customers. The deferred revenue related to the extended maintenance agreements is recognized ratably over the maintenance period. The delivered elements are recognized as revenue when appropriate under the policies described above. Shipping costs reimbursed by the customer are included in revenue.

        We record estimated reductions to revenue in connection with customer programs and incentive offerings, which may give customers credits, award points, or trade-in rights. Awards points may be applied to trade receivables owed to us and/or toward future purchase of our products and services. We estimate these reductions based on our experience with similar customer programs in prior years. Revenue reductions are recorded on a quarterly basis based on issuance of credits, points actually awarded, and estimates of points to be awarded in the future based on current revenue. For the SNAP-Up-the-Savings™ program, estimates of future points are revised quarterly and finalized annually in the third quarter of each year upon the issuance of points to customers. For our Practice Developer™ volume discount program, we have reduced revenue assuming all points granted will result in future credits because we do not have sufficient experience with this program to estimate customer point forfeitures. During 2005, we notified customers that, effective November 30, 2005, unused points awarded prior to January 1, 2004, including points issued under the SNAP-Up-the-Savings™ program, would be canceled and, that on November 30 of each subsequent year, unused points issued prior to January 1 of the prior year would also be canceled. The value of points canceled in 2005 was less than $0.1 million.

        We may offer customers the right to trade in instruments for credit against the purchase price of other instruments acquired in the future. For trade-in rights, we have reduced revenue using estimates regarding the percentage of qualifying instruments that will be traded in and the average trade-in value.

        We recognize revenue only in those situations where collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances might be required.

(i) Research and Development and Software Development Costs

        Research and Development costs are expensed as incurred. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“SFAS No. 86”), we evaluate our software research and development costs for capitalization after the technological feasibility of software and products containing software has been established. No software development costs have been capitalized by us because costs eligible for capitalization under SFAS No. 86 have been insignificant. Research and development expenses consist of salaries, employee benefits, materials and consulting costs.

(j) Advertising and Promotion Costs

        We expense advertising costs to sales and marketing expense in the period they are incurred.

(k) Share-Based Compensation

        Prior to January 1, 2006, we measured costs related to employee share-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and elected to disclose the pro forma impact of accounting for share-based compensation plans under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB No. 123” (collectively, “SFAS No. 123, as Amended”). Accordingly, no employee compensation cost has been recognized for these plans based on SFAS No. 123, as Amended.

        Had compensation cost for our share-based compensation and employee stock purchase plans been determined consistent with the provisions of SFAS No. 123, as Amended, our net income and net income per common and common equivalent share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the Years Ended December 31,
	2005	2004	2003
Net income:
As reported	$78,254	$78,332	$57,090
APB No. 25 compensation recorded, net of tax	--	--	--
Pro forma share-based employee compensation, net of tax	(8,701)	(7,975)	(7,999)

Pro forma net income	$69,553	$70,357	$49,091

Earnings per share:
Basic: as reported	$2.41	$2.29	$1.67
Basic: pro forma	2.14	2.06	1.43
Diluted: as reported	2.30	2.19	1.59
Diluted: pro forma	2.05	1.97	1.37

        See Note 15 for discussion of our share-based compensation plans.

(l) Foreign Currency Translation

        Assets and liabilities of our foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in foreign currencies other than our subsidiary’s functional currency are included in current operations. Included in general and administrative expenses are aggregate foreign exchange currency transaction losses of $0.8 million, and gains of $0.4 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Additionally, for the year ended December 31, 2005, a cumulative translation loss of $0.5 million was transferred from accumulated other comprehensive income and included in general and administrative expenses as a result of the closure of our Sweden-based operation and the associated centralization of our European production animal diagnostics operations products manufacturing in Switzerland.

(m) Derivative Instruments and Hedging

        We follow SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of SFAS No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133” (“SFAS No. 133, as Amended”). SFAS No. 133, as Amended requires that all derivatives, including forward currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value.

        Our subsidiaries enter into foreign currency exchange contracts of their anticipated intercompany inventory purchases for the next twelve months in order to minimize the impact of foreign currency fluctuations on these transactions. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. We also utilize some natural hedges to mitigate our transaction and commitment exposures. The contracts we enter into are firm foreign currency commitments, and, therefore, market gains and losses are deferred until the contract matures, which is the period when the related obligation is settled. We enter into these exchange contracts with large multinational financial institutions. We do not hold or engage in transactions involving derivative instruments for purposes other than risk management. We hedge less than the full value of forecasted intercompany sales and thus no significant ineffectiveness has resulted or been recorded through the statement of operations. At December 31, 2005, we recorded $0.8 million in unrealized gains through accumulated other comprehensive income from foreign exchange contracts with 2006 expiration dates. At December 31, 2004, we recorded $4.3 million in unrealized losses through accumulated other comprehensive loss from foreign exchange contracts with 2005 expiration dates. The foreign currency contracts, which extend through December 31, 2006 and 2005, respectively, consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	2005	2004
Euro	$44,511	$35,000
British Pound	18,046	17,360
Canadian Dollar	11,825	11,082
Swiss Franc	7,664	--
Australian Dollar	2,756	1,800
Japanese Yen	2,644	575

	$87,446	$65,817

        Gains and losses on foreign exchange contracts intended as hedges for intercompany sales of goods are recorded in cost of sales. Included in cost of goods sold are foreign exchange losses of $0.1 million, $5.2 million and $6.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(n)     Disclosure of Fair Value of Financial Instruments and Concentration of Risk

        Financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable, accounts payable and notes payable. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, investments and accounts receivable. We place our investments in highly rated financial institutions and investment grade money market funds, municipal bonds and preferred stock. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and, as a consequence, believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for potential credit losses, but historically have not experienced any significant credit losses related to an individual customer or group of customers in any particular industry or geographic area. The carrying amounts of our financial instruments approximate fair market value. See Note 18 for further discussion of concentration of credit risk of accounts receivable.

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

(o) Comprehensive Income

        SFAS No. 130, “Reporting Comprehensive Income,” requires us to report all changes in equity during a period, resulting from net income and transactions or other events and circumstances from non-owner sources, in a financial statement for the period in which they are recognized. We have chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and the difference between the cost and the fair market value of investments in debt securities and foreign exchange contracts, in the Consolidated Statement of Stockholders’ Equity. We consider the foreign currency cumulative translation adjustment to be permanently invested and, therefore, have not provided income taxes on those amounts.

        Accumulated other comprehensive income (loss) consists of the following at December 31, 2005 and 2004, respectively, (in thousands):

	December 31,
	2005	2004
Unrealized loss on investments, net of tax	$(46)	$(69)
Unrealized gain (loss) on forward exchange
contracts, net of tax	553	(2,850)
Cumulative translation adjustment	359	14,220

	$866	$11,301

(p) Recent Accounting Pronouncements

        In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act allows for a reduced rate of United States tax on qualifying repatriations of earnings held outside the United States in either the last tax year that began before the enactment date or the first tax year that began during the one-year period beginning on the date of enactment. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). FSP 109-2 allows time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on a company’s plan for reinvestment or repatriation of foreign earnings. FSP 109-2 was effective upon its issuance. Accordingly, we recognized the tax impact of foreign earnings repatriated in December 2005 when we decided on our repatriation plan during the fourth quarter of 2005.

        In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB No. 123” (collectively, “SFAS No. 123, as Amended”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. During 2005, the FASB also issued Staff Positions No. FAS 123(R)-1, 2, and 3 to provide application guidance related to SFAS No. 123(R). SFAS No. 123(R) requires all share-based compensation to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. Implementation of SFAS No. 123(R) is required as of the beginning of the first annual period that begins after June 15, 2005. Compensation expense related to any awards that are not fully vested must also be recognized as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, as Amended. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 and do not plan to adjust financial statements for prior periods. In 2006, we modified our share-based compensation programs to shift from the grant of stock options only to the grant of a mix of restricted stock and stock options. Also in connection with the adoption of SFAS 123(R), we adopted the straight-line method to prospectively expense future share-based grants. Previously, we utilized and we will continue to utilize the graded method to expense stock option grants prior to January 1, 2006. We expect our 2006 share-based compensation expense, as a percentage of net income excluding share-based compensation expense, to be slightly less than the pro forma expense disclosed in accordance with SFAS No. 123, as Amended, above in the financial statements for prior periods. The total compensation cost for unvested awards granted prior to January 1, 2006, before future forfeitures, that will be recognized in the years ending December 31, 2006 through December 31, 2010 is $16.6 million. Approximately half of this expense will be recognized in 2006 and decreasing amounts of the total expense will be recognized over the subsequent four years, resulting in a weighted average expense period of approximately 1.7 years. We do not expect the adoption of SFAS No. 123(R) to have a material impact on our cash flows or financial position.

        In March 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the timing of liability recognition for conditional asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. The provisions of FIN 47 are effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our results of operations or financial position for the year ended December 31, 2005.

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations or financial position.

        In June 2005, the FASB ratified the EITF consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 requires that leasehold improvements acquired in a business combination or placed in service significantly after the beginning of the lease term be amortized over the shorter of the useful life of the assets or the lease term, including renewal periods that are reasonably assured. EITF 05-6 is effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on our results of operations or financial position for the year ended December 31, 2005.

        In November 2005, the FASB ratified the EITF consensus on Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (“EITF 04-10”). EITF 04-10 provides implementation guidance regarding the aggregation of operating segments referenced by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). EITF 04-10 concludes that operating segments that do not meet the quantitative thresholds described by SFAS No. 131 can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131. EITF 04-10 is effective for fiscal years ending after September 15, 2005. The adoption of EITF 04-10 did not have an impact on our determination of our reportable operating segments and the related disclosures.

NOTE 3 BUSINESS ACQUISITIONS

        In February 2004, we acquired certain assets and assumed certain liabilities of a veterinary reference laboratory located in Ohio. We paid cash of $5.3 million, issued a note for $1.0 million and assumed liabilities of $0.5 million, for a total purchase price of $6.8 million. Goodwill and amortizable intangible assets of $1.9 million and $3.9 million, respectively, were assigned to the Companion Animal Group segment.

        In August 2004, we paid cash of $1.5 million to acquire all of the shares of a production animal diagnostics company located in New York. Amortizable intangible assets of $2.2 million were assigned to the Food Diagnostics Group segment.

        In November 2004, we acquired all of the shares of the Institut für klinische Prüfung Ludwigsburg GmbH, which conducted business under the name Vet Med Lab (“Vet Med Lab”). Vet Med Lab and subsidiaries comprise veterinary reference laboratories in Germany and Switzerland, and additional customer service locations in the Netherlands, the United Kingdom, France, Italy, Austria and Denmark. We paid cash, including acquisition costs and net of cash acquired, of $31.0 million and assumed liabilities of $10.7 million for a total purchase price of $41.7 million. Goodwill and amortizable intangible assets of $26.1 million and $11.2 million, respectively, were assigned to the Companion Animal Group segment.

        In December 2004, we acquired all of the shares of Dr. Bommeli AG, a production animal diagnostics company based in Switzerland. We paid cash, including acquisition costs and net of cash acquired, of $15.8 million, and assumed liabilities of $3.1 million for a total purchase price of $18.9 million. Goodwill and amortizable intangible assets of $7.4 million and $8.8 million, respectively, were assigned to the Food Diagnostics Group.

        In 2005, we paid cash of $5.5 million and assumed liabilities of $0.7 million to acquire certain assets of veterinary reference laboratories in Switzerland, the UK, Germany and France and customer lists in the U.S. and Germany. Goodwill and other intangible assets of $2.1 million and $2.8 million, respectively, were assigned to the Companion Animal Group segment.

        In September 2005, we paid cash of $2.0 million and assumed liabilities of $1.3 million to acquire the business of a Georgia-based veterinary-specific digital radiography systems company. Intangible assets of $2.5 million were assigned to the Companion Animal Group segment. We also agreed to make additional purchase price payments of up to $2.3 million, contingent on the achievement by the acquired business of certain milestones.

        The final purchase price allocation of certain businesses acquired in 2005 is subject to finalization of the valuation of certain assets and liabilities.

        The results of operations of the acquired businesses have been included with our results since the respective acquisition dates. Pro forma information has not been presented because such information is not material to our financial statements taken as a whole.

NOTE 4 CASH EQUIVALENTS, SHORT-TERM AND LONG-TERM INVESTMENTS

        Cash equivalents are highly liquid investments purchased with original maturities of less than three months.

        We account for investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Investments are recorded at amortized cost and adjusted to fair market value through other comprehensive income. Gains on sales of investments were not significant for the years ended December 31, 2005, 2004 and 2003. Short-term investments, which had cost bases of $65.7 million and $90.2 million at December 31, 2005 and 2004, respectively, are investment securities with maturities of greater than three months, but less than one year, and consist of the following (in thousands):

	December 31,
	2005	2004
Municipal bonds	$19,263	$49,716
Municipal auction rate securities	44,600	40,400
Canadian certificates of deposit	1,717	--

	$65,580	$90,116

        At December 31, 2005 and 2004, we held $65.6 million and $90.1 million, respectively, of short-term investments, which included $44.6 million and $40.4 million, respectively, of auction rate municipal securities classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these short-term investments. All income generated from these short-term investments was recorded as interest income.

        We include auction rate municipal bonds in short-term investments. Previously, such investments had been classified as cash and cash equivalents. We adjusted our Consolidated Statements of Cash Flows for the period ended December 31, 2003 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Operations for any period. For the fiscal year ended December 31, 2003, net cash used in investing activities related to these current investments of $45.5 million, respectively, was included in cash and cash equivalents in our Consolidated Statements of Cash Flows.

        Long-term investments, which had a cost basis of $19.8 million at December 31, 2004 are investment securities with maturities of greater than one year and less than five years and consist of municipal bonds. We held no long-term investments at December 31, 2005.

NOTE 5 OTHER NONCURRENT ASSETS, INTANGIBLE ASSETS AND GOODWILL

        Other noncurrent assets are as follows (in thousands):

	December 31,
Description	2005	2004
Deferred tax asset	$420	$239
Cost of rental instruments sold under recourse, net	4,115	4,127
Other assets	2,453	1,468

	$6,988	$5,834

        Rental instruments sold under recourse are amortized over their useful life of three years.

        Intangible assets other than goodwill consist of the following (in thousands):

	December 31, 2005		December 31, 2004
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Existing technologies	$9,168	$3,193	$10,309	$1,987
Licenses	3,800	1,757	3,800	1,409
Customer relationships	15,111	1,413	14,249	362
Customer lists	703	465	638	377
Noncompete agreements	3,207	1,003	2,686	591
Patents	5,810	1,934	6,211	1,744
Contractual relationships and other	2,694	109	136	2

	$40,493	$9,874	$38,029	$6,472

        Amortization expense of intangible assets was $3.9 million, $1.6 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. During the year ended December 31, 2005, we acquired $5.3 million of amortizable intangible assets related to acquisitions in the CAG segment, with a weighted average amortization period of 13.8 years. During the year ended December 31, 2004, we acquired $15.2 million of amortizable intangible assets related to acquisitions in the CAG segment, with a weighted average amortization period of 10.6 years, and $11.0 million of amortizable intangible assets related to acquisitions in the FDG segment, with a weighted average amortization period of 14.7 years.

        Amortization expense of intangible assets for each of the next five years is expected to be as follows (in thousands):

Amortization Expense
2006	$4,338
2007	3,849
2008	3,488
2009	3,118
2010	2,765

        Goodwill consists of the following (in thousands):

	December 31,
	2005	2004
Companion Animal Group Segment:
Veterinary reference laboratories	$51,311	$53,088
Pharmaceuticals	13,745	13,745
Practice information management and digital
radiography systems	1,453	1,453
Other goodwill	113	119
Water Segment:
Water testing products	15,184	16,885
Food Diagnostics Group Segment:
Production animal diagnostics	6,321	7,647

	$88,127	$92,937

        During the year ended December 31, 2005, we acquired $2.1 million of goodwill (of which $1.3 million is expected to be tax deductible) related to acquisitions in the CAG segment. During the year ended December 31, 2004, we acquired $28.0 million of goodwill (of which $2.0 million is expected to be tax deductible) related to acquisitions in the CAG segment and $7.1 million of goodwill (which is not expected to be tax deductible) related to an acquisition in the FDG segment. The remaining change in goodwill noted above is a result of changes in foreign currency exchange rates.

NOTE 6 IMPAIRMENT OF LONG-LIVED ASSETS

        During the fourth quarter of 2003, we entered into a new agreement with Ortho. Under this agreement, we are developing and will introduce a next-generation chemistry analyzer for the veterinary market based on Ortho’s dry-slide technology, and Ortho will supply us with the slide consumables used in both the new instrument and the VetTest® Chemistry Analyzer currently sold by us. As a result of this agreement, we decided to discontinue efforts to develop an alternative chemistry system and incurred a noncash charge of $7.4 million to write down equipment purchased to manufacture the consumable used in the alternative chemistry system, which was included in general and administrative expenses in the consolidated statement of operations.

NOTE 7 NOTES PAYABLE

        In connection with the acquisition of a water testing products business in August 2000, we issued $8.5 million in notes payable to a former shareholder of Genera, of which $7.0 million was collateralized by cash in escrow. The remaining $1.5 million was unsecured and noninterest bearing, and was discounted at 6% to a fair value of $1.3 million. In April 2002, we repaid $7.5 million, of which $7.0 million was paid from the cash held in escrow. The remaining unsecured portion of $1.0 million was due in three annual installments, beginning in August 2002. The note holder elected to defer the August 2002 payment of $0.5 million until April 2003. The note holder elected to defer the August 2003 payment of $0.25 million until February 2004. The note holder elected to defer the August 2004 payment of $0.25 million until February 2005. The interest rate on the deferred notes was 3%.

        In connection with the February 2004 acquisition of a veterinary reference laboratory described in Note 3, we issued a note payable to the sellers for $1.0 million. The note bears interest at the prime rate. The balance outstanding at December 31, 2005 and 2004 was $0.6 million and $0.9 million, respectively. We paid $0.4 million in February 2005 and the remaining $0.5 million, plus accrued interest, in March 2006.

        In connection with the November 2004 acquisition of Vet Med Lab described in Note 3, we assumed a note payable to a bank of $0.6 million. The interest rate on the note was 2.9%. The balance outstanding at December 31, 2004 was $0.6 million. We paid the note in full during the first quarter of 2005.

NOTE 8 EXIT ACTIVITY

        During the year ended December 31, 2005, we centralized our European production animal diagnostics manufacturing operations in Bern, Switzerland, the location of the production animal diagnostics company acquired in December 2004. In connection with this centralization, we ceased operations in Sweden. We recognized expenses of $1.0 million associated with this exit activity during the year ended December 31, 2005 and do not expect to incur any future costs. The total costs include a cumulative translation adjustment write-off of $0.5 million, one-time employee termination benefits of $0.2 million, and building lease termination costs of $0.1 million, which are included in general and administrative expenses in the consolidated statement of operations. The total costs also include one-time employee termination benefits of $0.2 million that are included in costs of product revenue. These expenses are attributable to the Food Diagnostics Group segment. At December 31, 2005, accrued expenses include building lease termination costs of $0.1 million which were subsequently paid in January 2006.

NOTE 9 INCOME TAXES

        Earnings before income taxes for each year were as follows (in thousands):

	2005	2004	2003
Domestic	$85,401	$78,605	$58,582
International	33,523	32,892	24,786

	$118,924	$111,497	$83,368

        The provisions for income taxes for the years ended December 31, 2005, 2004 and 2003 are comprised of the following (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Current
Federal	$30,070	$19,438	$18,122
State	4,680	2,628	3,811
International	10,397	6,500	5,537

	45,147	28,566	27,470

Deferred
Federal	(3,020)	5,328	(978)
State	(277)	556	(170)
International	(1,180)	(1,285)	(44)

	(4,477)	4,599	(1,192)

	$40,670	$33,165	$26,278

        The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows:

	December 31,
	2005	2004	2003
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.4	1.9	2.8
International income taxes	(1.9)	(3.5)	(3.7)
Extraterritorial income exclusions	(0.6)	(0.7)	(0.7)
Nontaxable interest income	(0.6)	(0.6)	(0.8)
Domestic manufacturing exclusions	(0.5)	--	--
Tax on dividend repatriations	0.5	--	--
Other, net	(0.1)	(2.4)	(1.1)

Effective tax rate	34.2%	29.7%	31.5%

        Our effective tax rate was 34.2% for the year ended December 31, 2005, compared with 29.7% for the year ended December 31, 2004. The majority of this rate differential resulted from the favorable impact of several rate reducing items occurring in 2004 (that are described below). In addition, 2005 tax expense increased by $1.0 million and the 2005 effective income tax rate increased by 0.8 percentage points due to incremental taxes on repatriation of $30.0 million pursuant to the American Jobs Creation Act of 2004.

        Our effective rate was 29.7% for the year ended December 31, 2004, compared with 31.5% for the year ended December 31, 2003. The reduction in the effective tax rate from 2004 compared to 2003 primarily resulted from the resolution in 2004 of an IRS income tax audit through the year 2001. As a result of completing this audit, we reduced previously accrued taxes. Other rate reductions resulted from the release in 2004 of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability and changes in certain state and international tax estimates, partially offset by revisions in 2003 to international tax estimates and a charge to write down fixed assets occurring in a high-tax jurisdiction.

        The components of the net deferred tax asset (liability) included in the accompanying consolidated balance sheets are as follows (in thousands):

	2005		2004
	Current	Long-Term	Current	Long-Term
Assets:
Accrued expenses	$8,887	$--	$8,655	$--
Accounts receivable reserves	363	--	284	--
Deferred revenue	2,198	2,453	1,900	2,549
Inventory basis differences	2,612	--	1,419	--
Intangible asset basis differences	--	5	--	332
Property-based differences	--	366	--	295
Net operating loss carryforwards	58	4,424	43	4,605
Unrealized losses on foreign exchange
contracts and investments	29	--	1,463	--

Total assets	14,147	7,248	13,764	7,781

Valuation allowance	(369)	(4,527)	(304)	(4,639)

Total assets, net of valuation allowance	13,778	2,721	13,460	3,142

Liabilities:
Cost of rental instruments sold under recourse	--	(1,158)	--	(1,133)
Property-based differences	--	(410)	--	(2,804)
Intangible basis differences	--	(6,758)	--	(7,566)
Unrealized gains on foreign exchange contracts	(307)	--	--	--
Other	--	--	--	(84)

Total liabilities	(307)	(8,326)	--	(11,587)

Net deferred tax assets (liabilities)	$13,471	(5,605)	$13,460	$(8,445)

        At December 31, 2005, we had United States federal domestic net operating loss carryforwards of approximately $0.2 million available to offset future taxable income. Net operating loss carryforwards expire at various dates through 2014. The Tax Reform Act of 1986 contains provisions that limit annual availability of the net operating loss carryforwards due to a more than 50% change in ownership that occurred upon the acquisition of some companies.

        At December 31, 2005, we had net operating loss carryforwards in foreign and state jurisdictions of approximately $62.6 million available to offset future taxable income. Most of these net operating loss carryforwards expire at various dates through 2022 and the remainder have indefinite lives. We have recorded a valuation allowance for these assets because realizability is uncertain.

        We consider the operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States. No provision has been made for United States federal and state, or international taxes that may result from future remittances of undistributed earnings of non-United States subsidiaries, the cumulative amount of which is $79.6 million at December 31, 2005. During the year ended December 31, 2005, we repatriated approximately $30.0 million under the American Jobs Creation Act of 2004. Should we repatriate non-United States earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made.

NOTE 10 EARNINGS PER SHARE

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

        The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	2005	2004	2003
Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	32,498	34,203	34,270
Weighted average deferred stock units outstanding	23	11	1

	32,521	34,214	34,271

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	32,521	34,214	34,271
Dilutive effect of options issued to employees and directors	1,534	1,586	1,613
Dilutive effect of warrants	--	--	47

	34,055	35,800	35,931

        Deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 15 for additional information regarding deferred compensation plans.

        In connection with our acquisition of the capital stock of Blue Ridge Pharmaceuticals, Inc. (“Blue Ridge”) in 1998, we issued warrants to acquire 806,000 shares of common stock at $31.59 per share that expired on September 30, 2003. As of December 31, 2003, all of the warrants were exercised or had expired.

        Certain options to acquire shares have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. Information about anti-dilutive options and the weighted average market value of shares used to calculate the dilutive effect of options were as follows (in thousands, except per share amounts):

	For the Years Ended December 31
	2005	2004	2003
Weighted average number of shares underlying anti-dilutive options	--	24	37
Weighted average exercise price per underlying share of anti-dilutive options	$--	$60.70	$42.60
Weighted average market value per share	$61.57	$53.83	$39.35

        The following is additional information concerning the exercise prices of vested and unvested options outstanding (in thousands, except per share amounts):

	2005	2004
Closing price per share of our common stock	$71.98	$54.59

Number of shares underlying options outstanding with exercise prices below
the closing price	3,747	3,861
Number of shares underlying options outstanding with exercise prices equal to
or above the closing price	--	37

Total number of shares underlying outstanding options	3,747	3,898

NOTE 11 COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

        We lease our facilities under operating leases that expire through 2018. In addition, we are responsible for the real estate taxes and operating expenses related to these facilities. We also have lease commitments for automobiles and office equipment.

        Minimum annual rental payments under these agreements are as follows (in thousands):

Years Ending December 31,	Amount
2006	$7,608
2007	6,506
2008	5,842
2009	4,831
2010	4,400
Thereafter	16,703

$45,890

        Rent expense charged to operations under operating leases was approximately $7.7 million, $6.6 million and $6.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        Under the terms of certain supply agreements with suppliers of our veterinary instruments, slides for our VetTest® Chemistry Analyzers; electrolyte instruments, components and consumables; our VetAutoread™ Hematology Analyzers, components and consumables; and certain raw materials, we have aggregate commitments to purchase approximately $138.7 million of products through 2020. In addition, we have various minimum royalty payments due through 2019 of $13.5 million.

        We committed up to an aggregate of $4.0 million of capital purchase obligations in connection with the design and construction of automated production equipment at Ortho’s facility that will be used to manufacture consumables for use in our next-generation chemistry analyzer. We expect to pay $1.9 million of our total commitment in 2006, $1.2 million in 2007 and the remainder in 2008.

        In January 2006, we entered into an agreement to purchase the building in which our headquarters facility is located for $18.0 million less the face value of the mortgage in cash and also agreed to assume the mortgage. We believe the face value of the mortgage will be approximately $6.5 million (unaudited) on the closing date with a fair market value of $7.6 million (unaudited). The closing is subject to certain conditions to closing, including completion of our due diligence review and receipt of certain state and local incentives.

        We have a 40% equity interest in a joint venture formed to assemble and market veterinary diagnostic products for production animals in China. During the year ended December 31, 2005, we made capital contributions of $0.6 million to the joint venture. We agreed to purchase an additional 55% equity interest in the joint venture from our partner, subject to approval by the Chinese government of the ownership change, and committed to pay $0.8 million over two years in consideration for the additional equity. In addition, the joint venture entered into a contract with the joint venture partner where the partner will provide promotional and agency services and will receive sales commissions at rates escalating from 2.5% to 8.5% annually based on sales volume. See Note 17 for additional information regarding the joint venture.

Contingencies

        We are subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. However, our actual losses with respect to these contingencies could exceed our accruals.

        In October 2004, we resolved a contingent liability for a third-party claim related to alleged patent infringement. As a result, we recognized reductions of previously accrued expenses during 2004 of $1.8 million in cost of product revenue.

        Under our workers’ compensation insurance policy for U.S. employees for the years ended December 31, 2005, 2004 and 2003, we retain the first $250,000 in claim liability per incident and $2.8 million, $3.0 million and $1.4 million, respectively, in aggregate claim liability. We entered into a similar workers’ compensation insurance policy effective January 1, 2006. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized cumulative expenses of $0.7 million, $0.6 million and $0.7 million for claims incurred during the years ended December 31, 2005, 2004 and 2003, respectively. In connection with these policies, we have outstanding letters of credit totaling $1.6 million to the insurance companies as security for these claims at December 31, 2005. In 2006, we agreed to increase an existing letter of credit by $0.6 million for the 2006 policy year and we reduced another letter of credit for the policy years 2003 and 2004 by $0.6 million.

        Under our employee health care insurance policy, we retain claims liability risk up to $125,000 per incident and an aggregate claim limit based on the number of employees enrolled in the plan per month, which was estimated to be $13.9 million at December 31, 2005. We estimate our liability for the uninsured portion of employee health care obligations based on individual and aggregate coverage, our claims experience, the number of employees enrolled in the program, and the average time from when a claim is incurred to the time it is reported. Should actual employee health care claims liability exceed estimates, we are liable for up to an additional $1.7 million for potential uninsured obligations at December 31, 2005. We have insurance coverage of $1.0 million for claims above the aggregate limit. Should employee health insurance claims exceed this coverage, we would have further obligations for the amount in excess of such coverage.

        We have entered into employment agreements with two of our officers whereby payments may be required if we terminate their employment without cause. The amounts payable are based upon the executives’ salaries at the time of termination and the cost to us of continuing to provide certain benefits. Had both of such officers been terminated as of December 31, 2005, we would have had aggregate obligations for salaries and benefits of approximately $1.9 million under such agreements. We have entered into employment agreements with each of our officers that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control of our stock. The amounts payable by us under these agreements is based on the officer’s salary and bonus history at the time of termination and the cost us of continuing to provide certain benefits. Had all of our officers been terminated following a change in control as of December 31, 2005, we would have had aggregate obligations of approximately $10.1 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options held by two of the officers immediately upon a change in control, and of all stock options held by our other executive officers upon any qualifying termination following a change in control. We also have employment agreements with other employees through 2009 that provide for total payments of $1.0 million.

        We currently purchase many products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily replaced by alternative sources. These products include our VetTest® Chemistry, VetAutoread™ Hematology, VetLyte® Electrolyte, and VetStat™ Electrolyte and Blood Gas Analyzers and related consumables; certain digital radiography system components, specifically image capture plates and readers; active ingredients for pharmaceutical products; and certain components of our SNAP® rapid assay devices, water testing products and LaserCyte® Hematology Analyzers. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions or delays in product shipments, which could have a material adverse effect on our results of operations.

        From time to time, we have received notices alleging that our products infringe third-party proprietary rights, although we are not aware of any pending litigation with respect to such claims. Patent litigation frequently is complex and expensive, and the outcome of patent litigation can be difficult to predict. There can be no assurance that we will prevail in any infringement proceedings that may be commenced against us. If we lose any such litigation, we may be stopped from selling certain products and/or we may be required to pay damages as a result of the litigation.

        In connection with a business acquisition in September 2005, we have a contingent obligation of up to $2.3 million for additional purchase price payments to sellers, contingent on the achievement by the acquired business of certain milestones. See Note 3 for additional information regarding business acquisitions.

Guarantees

        The following is a summary of our agreements and obligations that we have determined to be within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB No. 5, 57 and 107 and a Rescission of FASB Interpretation No. 34” (“FIN 45”).

        Our Amended and Restated Certificate of Incorporation provides that we will indemnify our officers and directors to the maximum extent permitted by Delaware law. The maximum payment that we may be required to make under such provisions is theoretically unlimited and is impossible to determine. We maintain directors’ and officers’ liability insurance, which may provide reimbursement to us for payments made to, or on behalf of, officers and directors pursuant to the indemnification provisions. Our indemnification obligations are not within the scope of the provisions of FIN 45. Accordingly, we have recorded no liability for such obligations as of December 31, 2005 and 2004.

        In October 2005, our former supplier of VetAutoread™ Hematology Analyzers and consumables sold this business (including the human hematology testing products division) and we simultaneously entered into a new supply agreement for veterinary products with the acquirer of the business. Under this new supply agreement, we received fixed pricing on certain products through December 31, 2020, among other benefits. In partial consideration for this new supply agreement, we paid cash of $2.5 million to the acquirer and guaranteed the acquirer’s note (the “Note”) in the principal amount of $3.5 million given to our former supplier in partial consideration for the business. The acquirer is obligated to pay the Note through quarterly principal and interest payments through 2008. We are obligated to make a second payment of $1.25 million upon the achievement of certain milestones by the acquirer, which we expect to occur in approximately 2008, and a third payment of $1.25 million twelve months later. Our obligations to make the second and third payments are subject to the acquirer’s payment of all amounts under the Note and the release of our guaranty. We recorded the fair value of the guaranty of $0.5 million and recognized the associated assets and liabilities as of the effective date of the agreements.

        We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases, those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations as of December 31, 2005 and 2004.

        When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. However, we do not believe we have any probable pre-acquisition liabilities or guarantees that should be recognized as of December 31, 2005 and 2004.

NOTE 12 STOCKHOLDERS' EQUITY

(a) Preferred Stock

        Our Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights.

(b) Series A Junior Participating Preferred Stock

        On December 17, 1996, we designated 100,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock (“Series A Stock”) in connection with our Shareholder Rights Plan. In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share and to an aggregate dividend of 1,000 times the dividend declared per share of Common Stock, (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share (plus accrued and unpaid dividends) and to an aggregate payment of 1,000 times the payment made per share of Common Stock, (iii) have 1,000 votes, voting together with the Common Stock, (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1,000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary anti-dilution provisions. There are no shares of Series A Stock outstanding. See Note 13 for additional information regarding preferred stock purchase rights.

NOTE 13 PREFERRED STOCK PURCHASE RIGHTS

        On December 17, 1996, we adopted a Shareholder Rights Plan and declared a dividend of one preferred stock purchase right for each outstanding share of Common Stock to stockholders of record at the close of business on December 30, 1996. Under certain conditions, each right may be exercised to purchase one one-thousandth of a share of Series A Stock at a purchase price of $200.00. The rights will be exercisable only if a person or group has acquired beneficial ownership of 25% or more of the Common Stock or commenced a tender or exchange offer that would result in such a person or group owning 30% or more of the Common Stock. We generally will be entitled to redeem the rights, in whole, but not in part, at a price of $.01 per right at any time until the tenth business day following a public announcement that a 25% stock position has been acquired and in certain other circumstances.

        If any person or group becomes a beneficial owner of 25% or more of the Common Stock (except pursuant to a tender or exchange offer for all shares at a fair price as determined by the outside members of our Board of Directors), each right not owned by a 25% stockholder will enable its holder to purchase such number of shares of Common Stock as is equal to the exercise price of the right divided by one-half of the current market price of the Common Stock on the date of the occurrence of the event. In addition, if we thereafter are acquired in a merger or other business combination with another person or group in which we are not the surviving corporation or in connection with which our Common Stock is changed or converted, or if we sell or transfer 50% or more of our assets or earning power to another person, each right that has not previously been exercised will entitle its holder to purchase such number of shares of common stock of such other person as is equal to the exercise price of the right divided by one-half of the current market price of such common stock on the date of the occurrence of the event.

NOTE 14 TREASURY STOCK

        Our Board of Directors has approved the repurchase of up to 16,000,000 shares of our common stock in the open market or in negotiated transactions. During the years ended December 31, 2005, 2004 and 2003, we repurchased approximately 1,993,000, 2,413,000 and 927,000 shares, respectively, of common stock for $123.8 million, $128.8 million and $36.2 million, respectively. Additionally, during 2004 and 2003, we received approximately 1,000 and 133,000 shares of stock, respectively, which were owned by the holder for greater than six months, in payment for the exercise price of stock options. The shares of stock had a fair market value of $0.1 million and $4.9 million, respectively. From the inception of the stock repurchase program in August 1999 to December 31, 2005, we repurchased 13,948,000 shares for $466.1 million and received 170,000 shares of stock with a market value of $6.0 million in payment for the exercise price of stock options.

NOTE 15 SHARE-BASED COMPENSATION PLANS

        Our share-based compensation plans are described below. These plans, and any amendments increasing the number of shares issuable thereunder, were approved by our stockholders.

Stock Incentive Plan

        During 2003, our Board of Directors approved the 2003 Stock Incentive Plan, as amended (the “2003 Stock Plan”) pursuant to which our employees and Directors may receive various types of share-based incentives, including stock options, restricted stock, stock appreciation rights and deferred stock units. A total of 1,850,000 shares of common stock are authorized for issuance under the 2003 Stock Plan, as amended, provided that no more than 1,500,000 shares will be available for the grant of incentive stock options, and no more than 600,000 shares will be available for awards other than stock options and stock appreciation rights (such as restricted stock). In addition, if any options granted under our prior plans, including the 1991 Stock Plan, the 1998 Stock Plan or the 2000 Director Plan, terminate, expire or are forfeited without having been exercised in full, the shares subject to such unexercised options are available for issuance under the 2003 Stock Plan. Options granted under the 2003 Stock Plan and prior plans may not be granted at an exercise price less than the fair market value of the common stock on the date granted (or less than 110% of the fair market value in the case of incentive stock options granted to holders of more than 10% of our Common Stock). Options may not be granted for a term of more than ten years. The vesting schedule of all options granted under the 2003 Stock Plan is determined by the Compensation Committee of the Board of Directors at the time of grant.

Deferred Compensation Plans

        Under our Director Deferred Compensation Plan, non-employee Directors may defer a portion of their cash fees in the form of vested Deferred Stock Units, each of which represents the right to receive one unissued share of our common stock. Directors receive a number of Deferred Stock Units equal to the amount of cash fees deferred divided by the closing sale price of the common stock on the date of deferral. In addition, beginning in 2006, we will grant $75,000 of Deferred Stock Units to Directors annually in lieu of granting stock options under the 2003 Stock Plan (“Vesting Deferred Stock Units”). Vesting Deferred Stock Units vest one year from the date of grant. Except upon a change in control, as defined in the Director Deferred Compensation Plan, or certain limited circumstances, all Deferred Stock Units will be exchanged for an equivalent number of shares of common stock by us one year following a Director’s resignation or retirement. The value of Deferred Stock Units is expensed as compensation when earned.

        Under our Executive Deferred Compensation Plan (the “Executive Plan”), certain members of our management may elect to defer a portion of their cash compensation in Deferred Stock Units. These Deferred Stock Units will be exchanged for a fixed number of shares of common stock on dates determined by the employee, subject to the limitations of the Executive Plan and applicable law. Except upon a change in control, as defined in the Executive Plan, or certain other limited circumstances, officers may not receive shares of common stock in settlement of Deferred Stock Units earlier than one year following the termination of their employment.

        Deferred Stock Units are presented in the stockholders’ equity section of the balance sheet as deferred share-based compensation. During the years ended December 31, 2005, 2004 and 2003, approximately 11,300, 10,400 and 3,300 Deferred Stock Units, respectively, valued at $0.7 million, $0.5 million and $0.1 million, respectively, were issued.

Employee Stock Purchase Plans

        During 1997, the Board of Directors approved the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 620,000 shares of Common Stock in periodic offerings. Also during 1997, the Board of Directors approved the 1997 International Employee Stock Purchase Plan, under which we reserved and could issue up to an aggregate of 30,000 shares of Common Stock in semiannual offerings. The 1997 International Employee Stock Purchase Plan was terminated in February 2005, and there were no shares remaining thereunder at the time of termination. Prior to July 1, 2005, stock was sold under each of these plans at 85% of its fair market value, as defined in the plans as the lower of the closing price of our common stock at the beginning of the period and the closing price of our common stock at the end of the period. Effective July 1, 2005, we amended the 1997 Employee Stock Purchase Plan to provide that stock is sold at 85% of the closing price of the stock on the last day of the period. Therefore, the fair value of the purchase rights under the program equals the discount from the market price at the exercise date. Shares subscribed to and issued under the plans during the years ended December 31, 2005, 2004 and 2003 were 39,000, 44,000 and 50,000, respectively.

Summary of Transactions Under Stock Incentive Plans

        A summary of the status of options granted under our stock incentive plans at December 31, 2003, 2004 and 2005, and changes during the years then ended, are presented in the table below (in thousands, except weighted average exercise price):

	Total		Exercisable
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding December 31, 2002	5,461	$21.47	2,659	$18.92
Granted	948	35.37
Exercised	(1,885)	18.37
Terminated	(251)	25.73

Outstanding December 31, 2003	4,273	25.67	1,607	$21.71
Granted	595	51.47
Exercised	(783)	22.45
Terminated	(185)	29.33

Outstanding December 31, 2004	3,900	30.07	1,638	$23.71
Granted	606	57.35
Exercised	(682)	24.71
Terminated	(77)	44.15

Outstanding December 31, 2005	3,747	35.17	1,707	$26.64

        At December 31, 2005, a total of 955,000 shares of Common Stock were available for future grants under our stock incentive plans.

Summary of Stock Options Outstanding

        The following summarizes information about all stock options issued and outstanding at December 31, 2005 (in thousands, except exercise price and per share amounts):

		Options Outstanding			Options Exercisable
Exercise Price Range		Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options	Weighted Average Exercise Price
$13.69-	$25.20	1,323	$22.34	4.65	1,034	$21.78
26.63-	34.27	1,146	30.48	6.43	504	29.66
34.98-	57.31	1,232	52.37	8.47	154	46.05
58.54-	63.42	46	60.22	8.75	15	60.99

        Upon any change in control of the company, 25% of the unvested stock options then outstanding under the 1991 Stock Option Plan, 1991 Director Plan, 1998 Stock Plan, 2000 Director Plan and the 2003 Stock Plan will vest and become exercisable.

Fair Value of Share-Based Compensation

        As discussed in Note 2(k), we account for share-based compensation to employees in accordance with APB No. 25, and elect to disclose the pro forma impact of accounting for share-based compensation plans under the provisions of SFAS No. 123 and SFAS No. 148. Accordingly, no SFAS No. 123-based employee compensation cost has been recognized for these plans.

        In order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Years Ended December 31,
	2005	2004	2003
Dividend yield	None	None	None
Expected volatility	40%	40%	55%
Risk-free interest rate	4.2%	3.1%	3.2%
Expected life from vesting date to exercise date, in years	2.8	2.8	3.1

        Options granted to Directors vest fully on the first anniversary of the date of grant. Options granted to employees during the years ended December 31, 2005 and 2004 vest over five years at a rate of 20% per year on each anniversary of the date of grant.

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

	For the Years Ended December 31,
	2005	2004	2003
Dividend yield	None	None	None
Expected volatility	33%	33%	40%
Risk-free interest rate	3.4%	2.0%	1.0%
Expected life in years	0.5	0.5	0.5

        The weighted average fair value of options and purchase rights granted were as follows:

	For the Years Ended December 31,
	2005	2004	2003
Weighted average fair value per underlying share:
Options granted	$25.17	$21.59	$19.07
Purchase rights granted under employee stock purchase plans	$12.33	$12.38	$8.96

        We calculate pro forma expense under SFAS No. 123, as Amended, using the graded-vesting method.

NOTE 16 IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

        We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by us. We matched $2.4 million, $2.0 million, and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 2005, 2004 and 2003.

NOTE 17 JOINT VENTURE

        On June 18, 2003, we formed a joint venture, Beijing IDEXX-Yuanheng Laboratories Co. Limited (the “Venture”), with Beijing Anheal Laboratories Company Ltd. (“Anheal”), formerly known as Beijing Fortunate Century Animal Health Co., Ltd., to assemble and market veterinary diagnostic products for production animals in China. The Venture is headquartered in Beijing, China. Our initial equity interest in the Venture is 40%, however, we are committed to acquire an additional 20% of the Venture from Anheal within two years of the formation of the joint venture, subject to Chinese government approval. We bear an economic risk that is greater than our equity interest and also have the ability to make decisions that significantly affect the results of the activities of the Venture through majority board representation. Therefore, the Venture is consolidated into our financial statements in accordance with FIN 46(R), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51.” We contributed $1.5 million during the year ended December 31, 2003, and $0.6 million during the year ended December 31, 2005. In addition, we are obligated to pay $0.6 million for the additional 20% interest discussed above and to make an additional $1.5 million capital contribution to the Venture within three months after the approval by the Chinese government of the additional 20% interest. However, as discussed in Note 11, we modified the joint venture agreement and agreed to acquire 55% of the Venture from Anheal, subject to Chinese government approval, where upon the commitments above will become void.

        We are also obligated to make available to the Venture selected technology, know-how and licenses and to assist with certain logistical, management training and operating matters. In connection with the joint venture agreement, we have not entered into indemnification agreements or assumed liabilities predating the establishment of the Venture.

NOTE 18 SEGMENT REPORTING

        We disclose information regarding its segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also requires related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is the Chief Executive Officer.

        We are organized into business units by market and customer group. Our reportable operating segments include the Companion Animal Group (“CAG”), the Water testing business (“Water”) and the Food Diagnostics Group (“FDG”) and other. CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in food animals and food. Other encompasses activities that are not included in our reportable segments and is primarily comprised of corporate research and development and interest income. Assets categorized as other include cash, short-term investments, long-term investments, deferred tax assets and other miscellaneous current and long-term assets.

        The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expense are not allocated to individual operating segments and income taxes are provided (benefited) on each segment using the overall effective rate. Below is our segment information (in thousands):

	For the Years Ended December 31,
	CAG	Water	FDG	Other	Consolidated Total
2005
Revenues	$520,830	$56,760	$60,505	$--	$638,095

Income (loss) from operations	$82,970	$25,974	$9,894	$(3,507)	$115,331

Interest income					3,141

Income before provisions for income taxes
and partner's interest					118,472
Provision for income taxes					40,670
Partner's interest in loss of subsidiary					(452)

Net income					$78,254

Depreciation and amortization	$21,236	$447	$2,686	$--	$24,369
Segment assets	266,207	35,696	32,077	156,696	490,676
Expenditures for property (1)	23,402	119	1,311	--	24,832

2004
Revenues	$448,687	$53,098	$47,396	$--	$549,181

Income (loss) from operations	$77,123	$24,259	$9,831	$(3,178)	$108,035

Interest income					3,068

Income before provisions for income taxes
and partner's interest					111,103
Provision for income taxes					33,165
Partner's interest in loss of subsidiary					(394)

Net income					$78,332

Depreciation and amortization	$16,794	$507	$1,126	$--	$18,427
Segment assets	263,858	30,832	39,820	179,727	514,237
Expenditures for property (1)	27,541	694	3,630	--	31,865

2003
Revenues	$384,419	$46,936	$44,637	$--	$475,992

Income (loss) from operations	$55,216	$20,934	$7,606	$(3,369)	$80,387

Interest income					2,867

Income before provisions for income taxes
and partners's interst					83,254
Provision for income taxes					26,278
Partner's interest in loss of subsidiary					(114)

Net income					$57,090

Depreciation and amortization	$18,079	$317	$501	$--	$18,897
Segment assets	198,267	27,330	16,119	280,159	521,875
Expenditures for property	16,115	109	672	--	16,896

(1)     Expenditures for property for the year ended December 31, 2005 include $0.6 million for property acquired in connection with CAG business acquisitions. Expenditures for property for the year ended December 31, 2004 include $2.1 million and $0.7 million for property acquired in connection with CAG and FDG business acquisitions, respectively.

        Revenues by product and service categories were as follows (in thousands):

	December 31,
	2005	2004	2003
CAG revenue:
Instruments and consumables	$217,537	$197,939	$177,374
Rapid assay products	100,255	93,506	82,978
Reference laboratory and consulting services	156,425	118,596	94,650
Practice information management and digital
radiography systems	32,589	28,163	22,463
Pharmaceutical products	14,024	10,483	6,954

Net CAG revenue	520,830	448,687	384,419

Net Water revenue	56,760	53,098	46,936

FDG revenue
Production animal products and services	44,945	31,690	28,580
Dairy testing products	15,560	15,706	16,057

Net FDG revenue	60,505	47,396	44,637

Net revenue	$638,095	$549,181	$475,992

        Revenue by principal geographic area, based on customers’ domiciles, was as follows (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Americas
United States	$418,565	$373,615	$331,852
Canada	18,428	16,486	14,688
Other Americas	6,235	4,766	4,803

	443,228	394,867	351,343

Europe
United Kingdom	46,419	43,365	36,521
Germany	38,994	20,595	16,295
France	19,300	15,148	11,653
Other Europe	49,468	35,045	25,936

	154,181	114,153	90,405

Asia Pacific Region
Japan	17,531	16,533	15,077
Australia	15,618	16,308	13,566
Other Asia Pacific	7,537	7,320	5,601

	40,686	40,161	34,244

Total	$638,095	$549,181	$475,992

        In 2005, two of our CAG distributors, The Butler Company and Burns Veterinary Supply, Inc., merged and, as a result, they collectively accounted for 10% of our 2005 revenue and 4% of our net accounts receivable at December 31, 2005. In 2004 and 2003, no customer accounted for greater than 10% of our revenue. Our largest customers are our U.S. distributors of our products in the CAG segment. The largest consumer of our products and services accounts for approximately 1% of our sales.

        Net long-lived assets by principal geographic areas include net property and equipment, goodwill and other intangible assets. These long-lived assets are subject to geographic risks because they are generally difficult to move and effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows (in thousands):

	December 31,
	2005	2004	2003
Americas
United States	$97,268	$94,573	$77,176
Other Americas	174	170	22

	97,442	94,743	77,198

Europe
United Kingdom	26,878	25,336	19,266
Germany	32,282	35,817	54
Switzerland	17,009	20,351	--
France	1,297	58	84
Netherlands	2,632	2,505	1,753
Other Europe	80	659	547

	80,178	84,726	21,704

Asia Pacific Region
Japan	386	518	594
Australia	5,846	6,454	6,517
Other Asia Pacific	592	683	977

	6,824	7,655	8,088

Total	$184,444	$187,124	$106,990

NOTE 19 SUMMARY OF QUARTERLY DATA (UNAUDITED)

        A summary of quarterly data follows (in thousands, except per share data):

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2005
Revenue	$152,426	$160,630	$158,069	$166,970
Gross profit	76,080	80,575	81,329	84,916
Operating income	26,138	28,886	30,123	30,184
Net income	17,690	19,933	20,604	20,027
Earnings per share:
Basic	$0.54	$0.61	$0.63	$0.63
Diluted	$0.51	$0.59	$0.61	$0.60

2004
Revenue	$133,417	$137,379	$134,111	$144,274
Gross profit	67,046	72,002	71,058	68,911
Operating income	25,301	31,055	28,404	23,275
Net income	17,791	23,910	19,696	16,935
Earnings per share:
Basic	$0.51	$0.69	$0.58	$0.51
Diluted	$0.49	$0.66	$0.56	$0.49

SCHEDULE II
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Write-Offs/ Cash Payments	Balance at End of Year
Allowance for doubtful accounts receivable:
December 31, 2003	$2,415	$114	$579	$1,950
December 31, 2004	1,950	(294)	162	1,494
December 31, 2005	1,494	121	394	1,221

Accrued severance and lease cancellation reserve
(including CEO Succession Charge):
December 31, 2003	$1,042	$255	$1,040	$257
December 31, 2004	257	283	293	247
December 31, 2005	247	590	448	389

Valuation allowance for deferred tax assets:
December 31, 2003	$5,142	$516	$31	$5,627
December 31, 2004	5,627	(615)	69	4,943
December 31, 2005	4,943	541	588	4,896