Form 10-Q
period 2006-03-31
IDEXX LABORATORIES INC /DE
filed 2006-05-08
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 28, 2006, 31,556,297 shares of the registrant’s Common Stock, $.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2006 and
		December 31, 2005	3

		Condensed Consolidated Statements of Operations for the Three Months
		Ended March 31, 2006 and 2005	4

		Condensed Consolidated Statements of Cash Flows for the Three Months
		Ended March 31, 2006 and 2005	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	16

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	23

PART II		OTHER INFORMATION

	Item 1A.	Risk Factors	24

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 6.	Exhibits	28

SIGNATURES			29

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$35,339	$67,151
Short-term investments	57,658	65,580
Accounts receivable, less reserves of $1,071 and $1,221 in 2006 and 2005,
respectively	81,916	71,688
Inventories	81,229	69,369
Deferred income taxes	14,293	13,778
Other current assets	10,524	11,679

Total current assets	280,959	299,245

Property and Equipment, at cost:
Land	1,574	1,570
Buildings	7,484	7,457
Leasehold improvements	35,649	34,645
Machinery and equipment	59,814	58,126
Office furniture and equipment	37,708	35,978
Construction in progress	5,556	5,001

	147,785	142,777
Less accumulated depreciation and amortization	80,512	77,080

	67,273	65,697

Other Long-term Assets:
Goodwill and other intangible assets, net	119,255	118,746
Other noncurrent assets, net	7,755	6,988

	127,010	125,734

TOTAL ASSETS	$475,242	$490,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$25,034	$19,842
Accrued expenses	17,967	17,756
Accrued employee compensation and related expenses	18,185	27,550
Accrued taxes	13,982	19,960
Accrued marketing and customer programs	12,662	10,751
Warranty reserves	2,237	2,191
Notes payable	--	551
Deferred revenue	8,301	7,965

Total current liabilities	98,368	106,566

Long-term Liabilities:
Deferred tax liabilities	5,682	6,026
Warranty reserves	771	968
Deferred revenue	7,174	7,806

Total long-term liabilities	13,627	14,800

Commitments and Contingencies (Note 10)

Partner's Interest in Consolidated Subsidiary	188	300

Stockholders' Equity:
Common stock, $0.10 par value: Authorized: 60,000 shares; Issued: 46,276
and 45,938 shares in 2006 and 2005, respectively	4,628	4,594
Additional paid-in capital	455,663	437,394
Deferred stock units: Issued 32 and 25 units in 2006 and 2005, respectively	1,836	1,316
Retained earnings	415,209	396,936
Accumulated other comprehensive income	514	866
Treasury stock, at cost: (14,659 and 14,118 shares in 2006 and 2005,
respectively)	(514,791)	(472,096)

Total stockholders' equity	363,059	369,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$475,242	$490,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenue:
Product revenue	$118,556	$111,159
Service revenue	49,608	41,267

	168,164	152,426
Cost of Revenue:
Cost of product revenue	48,849	48,047
Cost of service revenue	33,290	28,299

	82,139	76,346

Gross profit	86,025	76,080

Expenses:
Sales and marketing	26,938	25,070
General and administrative	19,434	15,098
Research and development	12,678	9,774

Income from operations	26,975	26,138
Interest income	769	503

Income before provision for income taxes and partner's interest	27,744	26,641
Provision for income taxes	9,584	9,052
Partner's interest in loss of subsidiary	(113)	(101)

Net income	$18,273	$17,690

Earnings per Share:
Basic	$0.57	$0.54

Diluted	$0.55	$0.51

Weighted Average Shares Outstanding:
Basic	31,800	32,955

Diluted	33,418	34,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$18,273	$17,690
Adjustments to reconcile net income to net cash provided (used) by operating activities
Depreciation and amortization	6,658	5,816
Partner's interest in loss of subsidiary	(113)	(101)
Provision for (recovery of) uncollectible accounts	30	(56)
Benefit of deferred income taxes	(1,378)	(256)
Share-based compensation expense	2,843	--
Tax benefit from exercises of stock options	(4,681)	987
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,084)	(10,728)
Inventories	(11,712)	(2,139)
Other assets	419	(928)
Accounts payable	5,196	(1,658)
Accrued liabilities	(8,159)	(7,156)
Deferred revenue	(315)	(1,189)

Net cash provided (used) by operating activities	(3,023)	282

Cash Flows from Investing Activities:
Purchases of short- and long-term investments	(35,996)	--
Sales and maturities of short- and long-term investments	43,950	32,112
Purchases of property and equipment	(6,357)	(4,536)
Purchase of land and buildings	(600)	--
Acquisitions of equipment leased to customers	(382)	(696)
Acquisitions of intangible assets and businesses, net of cash acquired	(636)	(659)

Net cash provided (used) by investing activities	(21)	26,221

Cash Flows from Financing Activities:
Payment of notes payable	(551)	(1,271)
Purchase of treasury stock	(42,695)	(29,540)
Proceeds from exercises of options	9,995	2,603
Tax benefit from exercises of stock options	4,681	--

Net cash used by financing activities	(28,570)	(28,208)
Net effect of exchange rates on cash	(198)	(872)

Net decrease in cash and cash equivalents	(31,812)	(2,577)
Cash and cash equivalents at beginning of period	67,151	47,156

Cash and cash equivalents at end of period	$35,339	$44,579

Supplemental Disclosure of Cash Flow Information:
Interest paid	$56	$40
Income taxes paid	$11,250	$11,392

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

        The accompanying interim condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The condensed balance sheet data as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q for the three months ended March 31, 2006, and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Note 2. Share-Based Compensation

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB No. 123” (collectively, “SFAS No. 123, as Amended”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). During 2005, the FASB also issued Staff Positions No. FAS 123(R)-1, -2, and -3 to provide application guidance related to SFAS No. 123(R).

        SFAS No. 123(R) requires all share-based compensation to employees, including grants of stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Prior to January 1, 2006, we measured costs related to employee share-based compensation plans in accordance with APB No. 25. Accordingly, no employee compensation cost has been recognized for these plans during the three months ended March 31, 2005.

        We adopted the provisions of SFAS No. 123(R) on January 1, 2006 and elected the modified prospective method of transition to accounting in accordance with SFAS No. 123(R). Effective January 1, 2006, under the modified prospective method, share-based compensation expense includes expense for unvested awards at December 31, 2005 and all awards granted subsequent to December 31, 2005. Share-based compensation expense for the unvested awards outstanding at December 31, 2005 is based on the grant-date fair value previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, as Amended.

        In connection with the adoption of SFAS 123(R), we adopted the straight-line method to prospectively expense share-based awards granted subsequent to December 31, 2005. The graded-vesting, or accelerated, method has been used to calculate the expense for stock options granted prior to January 1, 2006.

        Beginning in 2006, we modified our share-based employee compensation programs to shift from the grant of stock options and employee stock purchase rights only to the grant of a mix of restricted stock units and stock options, along with employee stock purchase rights. There were no modifications to the terms of outstanding options during 2006 or 2005.

        We issue new shares of common stock to satisfy option and employee stock purchase right exercises and to settle restricted stock units and deferred stock units. At March 31, 2006, a remaining total of 744,000 shares of common stock were authorized by our shareholders and available for future grants of share-based compensation.

Financial Impacts of Share-Based Compensation

        During the three months ended March 31, 2006, we recognized share-based compensation expense of $2.8 million, comprised of $0.4 million included in costs of sales and $2.4 million included in operating expenses. Share-based compensation costs are classified in costs of sales and operating expenses consistent with the classification of cash compensation paid to the same employees. We recognized reductions of $0.5 million in our total income tax provision related to this expense. We also recognized reductions in our total income tax provision of less than $0.1 million and increases to additional paid-in capital of $5.4 million related to employees’ dispositions of shares acquired through the exercise of stock options and employee stock purchase rights. Share-based compensation expense reduced basic and diluted earnings per share, respectively, by $0.07 and $0.07. Capitalized share-based employee compensation at March 31, 2006 was $0.1 million, which was included in inventory on the consolidated balance sheet.

        Our financial statements for periods ending prior to January 1, 2006 have not been restated. Had compensation cost for the Company’s share-based compensation for the three months ended March 31, 2005 been determined consistent with the provisions of SFAS No. 123, as Amended, the Company’s net income and net income per common share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

For the Three Months Ended March 31, 2005
Net income:
As reported	$17,690
Pro forma stock-based employee compensation, net of tax	(2,216)

Pro forma net income	$15,474

Earnings per share:
Basic: as reported	$0.54
Basic: pro forma	0.47
Diluted: as reported	0.51
Diluted: pro forma	0.45

        Cash proceeds from employee stock purchases and option exercises under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 were $10.0 million and $2.6 million, respectively. The income tax benefit realized from option exercises totaled $5.4 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively.

        Prior to the adoption of SFAS 123(R), we reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statements of cash flows. SFAS 123(R) requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be reported as financing cash inflows. FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” provides an alternative transitional method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). In accordance with FSP No. FAS 123(R)-3, which we elected, the full amount of tax benefits related to exercises after December 31, 2005 of employee share-based compensation awards that were fully vested as of December 31, 2005 are reported as financing cash inflows. For the three months ended March 31, 2006, $4.7 million of tax benefits were reported as financing cash inflows rather than operating cash inflows.

        The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the three months ended March 31, 2006 and 2005 totaled $10.9 million and $14.9 million, respectively. Substantially all of our planned annual share-based compensation awards, with the exception of awards to new employees, were granted during the first three months of the year in 2006 and 2005. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at March 31, 2006 is $22.4 million. Approximately $7.9 million will be recognized in the nine months ending December 31, 2006 and decreasing amounts of the total expense will be recognized over the subsequent five years, resulting in a weighted average expense period of approximately 2.3 years.

Options

        Option awards are granted to employees with an exercise price equal to the closing market price of our common stock at the date of grant and generally vest ratably over five years on each anniversary of the date of grant, conditional on continuous service. Options granted to non-employee directors in 2005 vest fully on the first anniversary of the date of grant. Upon any change in control of the company, 25% of the unvested stock options then outstanding under the 1991 Stock Option Plan, 1991 Director Plan, 1998 Stock Plan, 2000 Director Plan and the 2003 Stock Plan will vest and become exercisable.

        We use the Black-Scholes-Merton option pricing model to determine the fair value of options granted. Option pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock for the expected term and other relevant factors. The risk-free interest rate is based on the U.S. Treasury yields for the expected term in effect at the approximate date of grant. We have never paid any cash dividends on our common stock and we have no present intention to pay a dividend; therefore, we assumed that no dividends will be paid over the expected terms of option awards.

        The use of the Black-Scholes-Merton option-pricing model, the general methods employed to develop the above-described option valuation assumptions, and the vesting conditions of option awards are consistent with prior periods. Beginning in 2006, the contractual terms of employee options were reduced from ten years to seven years and we elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting terms and contractual terms, to develop the expected term assumption for 2006 option awards. Additionally, beginning in 2006, share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. The estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.

        The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended March 31,
	2006	2005
Expected stock price volatility	30.0%	40.0%
Expected term, in years	5.0	5.8
Risk-free interest rate	4.6%	4.2%

Weighted average fair value of options granted	$26.78	$25.28

        A summary of the status of options granted under our share-based compensation plans at March 31, 2006 and December 31, 2005, and changes during the periods then ended, are presented in the table below (in thousands, except weighted average exercise price):

	Total		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding December 31, 2004	3,900	$30.07	1,638	$23.71
Granted	606	57.35
Exercised	(682)	24.71
Forfeited	(77)	44.15

Outstanding December 31, 2005	3,747	$35.17	1,707	$26.64
Granted	165	76.67
Exercised	(327)	28.31
Forfeited	(28)	45.45

Outstanding March 31, 2006	3,557	$37.65	2,024	$29.48

        The aggregate intrinsic value of all outstanding options and of exercisable options at March 31, 2006 was $173.2 million and $115.1 million, respectively. Intrinsic value represents the amount by which the market price of the common stock exceeded the exercise price of the options, before applicable income taxes. The closing sale price of the common stock was $86.36 and $71.98 on the last business day of the periods ended March 31, 2006 and December 31, 2005, respectively. During the three months ended March 31, 2006 and 2005, the total intrinsic value of stock options exercised was $16.4 million and $3.8 million, respectively.

        The total fair value of options vested during the three months ended March 31, 2006 and 2005 was $13.3 million and $11.9 million, respectively.

        The following summarizes information about all stock options issued and outstanding at March 31, 2006 (in thousands, except exercise price and per share amounts):

		Options Outstanding			Options Exercisable
Exercise Price Range		Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options	Weighted Average Exercise Price
$13.69 -	$25.20	1,142	$22.57	4.5	1,042	$22.33
26.63 -	34.27	1,038	30.56	6.2	649	29.97
34.98 -	57.31	1,166	52.32	8.2	319	50.42
58.54 -	76.67	211	73.09	7.2	14	60.99

$13.69 -	$76.67	3,557	$37.65	6.4	2,024	$29.48

Employee Stock Purchase Plan

        For periods ended prior to July 1, 2005, in order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of the purchase rights issued under the employee stock purchase plan was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. For the three months ended March 31, 2005, the following weighted average assumptions were used to determine the fair value of employee purchase rights for the six-month subscription period that began January 1, 2005 and ended June 30, 2005:

Expected stock price volatility	33%
Expected term, in years	0.5
Risk-free interest rate	3.4%
Dividend yield	None

        Effective July 1, 2005, we amended our employee stock purchase plan to eliminate the look-back option feature and to change the subscription period from six months to three months. The fair value of purchase rights under the revised program equals the 15% discount from the market price at the exercise date. During the three months ended March 31, 2006, rights to purchase 10,000 shares of common stock were granted having a weighted average fair value of $12.95 each.

Restricted and Other Deferred Stock Units With Vesting Conditions

        Restricted stock unit awards to employees vest ratably over five years on each anniversary of the date of grant, conditional on continuous service. Shares of common stock are issued to the employee upon vesting of restricted stock units. Upon any change in control of the company, 25% of the unvested restricted stock units then outstanding under the 2003 Stock Plan will vest. Deferred stock units with vesting conditions awarded to non-employee directors vest fully on the first anniversary of the date of grant. Except upon a change in control, as defined in the Director Deferred Compensation Plan, or certain limited circumstances, all deferred stock units will be exchanged for an equivalent number of shares of common stock one year following a director’s resignation or retirement.

        The fair values of restricted and other deferred stock units with vesting conditions are based on the closing sale price of the common stock on the date of grant. We use historical data and other factors to estimate employee termination behavior and to evaluate whether particular groups of employees have significantly different forfeiture behaviors. Share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. The estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.

        The weighted average fair value of restricted stock units granted during the three months ended March 31, 2006 was $76.67. The weighted average fair value of deferred stock units with vesting conditions granted during the three months ended March 31, 2006 was $77.47.

        A summary of the status of restricted and other deferred stock units with vesting conditions granted under our share-based compensation plans at March 31, 2006, and changes during the period then ended, are presented in the table below (in thousands, except weighted average exercise price):

Number of Units
Outstanding December 31, 2005	0
Granted	83
Exercised	--
Forfeited	(1)

Outstanding March 31, 2006	82

        The weighted average remaining contractual life of restricted stock units at March 31, 2006 was 6.9 years.

Deferred Stock Units With No Vesting Conditions

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

        During the three months ended March 31, 2006 and 2005, approximately 7,000 deferred stock units valued at $0.5 million and 9,000 deferred stock units valued at $0.5 million were issued, respectively.

Note 3. Business Acquisitions

        In February 2006, we paid cash of $0.6 million to acquire certain assets of a veterinary reference laboratory located in the United States. Intangible assets other than goodwill of $0.6 million were assigned to the Companion Animal Group segment. We also agreed to make an additional purchase price payment of up to $0.1 million, contingent on the achievement by the acquired business of certain milestones. The acquired assets were assigned to the Companion Animal Group segment.

        In March 2005, we paid cash of $0.5 million to acquire certain assets of a veterinary reference laboratory located in Switzerland. Goodwill and other intangible assets of $0.2 million and $0.2 million, respectively, were assigned to the Companion Animal Group segment. During the year ended December 31, 2005, we paid cash of $5.5 million and assumed liabilities of $0.7 million to acquire certain assets of veterinary reference laboratories in Switzerland, the UK, Germany and France and customer lists in the U.S. and Germany. Goodwill and other intangible assets of $2.1 million and $2.8 million, respectively, were assigned to the Companion Animal Group segment.

        In September 2005, we paid cash of $2.0 million and assumed liabilities of $1.3 million to acquire the business of a Georgia-based veterinary-specific digital radiography systems company. Intangible assets of $2.5 million were assigned to the Companion Animal Group segment. We also agreed to make additional purchase price payments of up to $2.3 million, contingent on the achievement by the acquired business of certain milestones. During March 2006, one of the milestones was achieved and we have accordingly accrued the payment due to sellers of $0.5 million at March 31, 2006 and attributed the value received to contractual relationship intangible assets.

        The results of operations of the acquired businesses have been included since their respective acquisition dates. Pro forma information has not been presented because such information is not material to the financial statements taken as a whole.

Note 4. Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$23,101	$22,517
Work-in-process	12,988	10,583
Finished goods	45,140	36,269

	$81,229	$69,369

Note 5. Goodwill and Other Intangible Assets

        Goodwill consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Companion Animal Group Segment:
Veterinary reference laboratories	$51,488	$51,311
Pharmaceuticals	13,745	13,745
Practice information management and digital
radiography systems	1,453	1,453
Other goodwill	114	113
Water Segment:
Water testing products	15,273	15,184
Food Diagnostics Group Segment:
Production animal diagnostics	6,335	6,321

	$88,408	$88,127

        The change in goodwill during the three months ended March 31, 2006 resulted primarily from changes in foreign currency exchange rates.

        Intangible assets other than goodwill consisted of the following (in thousands):

	March 31, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Existing technologies	$9,185	$3,545	$9,168	$3,193
Licenses	3,800	1,843	3,800	1,757
Customer relationships	15,873	1,729	15,111	1,413
Customer lists	709	476	703	465
Noncompete agreements	3,251	1,197	3,207	1,003
Patents	5,834	2,035	5,810	1,934
Contractual relationships and other	3,196	176	2,694	109

	$41,848	$11,001	$40,493	$9,874

        During the three months ended March 31, 2006, we acquired $1.1 million of amortizable intangible assets related to acquisitions. See Note 3. The remaining change in the cost of intangible assets other than goodwill during the three months ended March 31, 2006 resulted primarily from changes in foreign currency exchange rates.

        Amortization expense of intangible assets was $1.1 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively.

Note 6. Warranty Reserves

        We provide for the estimated cost of product warranties in cost of product revenue at the time revenue is recognized. Our actual warranty obligation is affected by product failure rates and service costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from management’s estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve for products sold to customers for the three months ended March 31, 2006 and 2005 (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Balance, beginning of period	$3,159	$3,679
Provision for warranty expense	559	733
Benefit of change in estimate of prior warranty expense	(150)	(208)
Settlement of warranty liability	(560)	(849)

Balance, end of period	3,008	3,355
Long-term portion	771	811

Current portion of warranty reserves	$2,237	$2,544

Note 7. Income Taxes

        Our effective tax rate was 34.4% for the three months ended March 31, 2006, compared with 33.9% for the three months ended March 31, 2005. The increase was primarily due to the nonrecognition, in the current period, of tax benefits on compensation expense for incentive stock options and employee stock purchase rights that were recognized in accordance with SFAS No. 123(R) effective January 1, 2006.

Note 8. Comprehensive Income

        The following is a summary of comprehensive income for the three months ended March 31, 2006 and 2005 (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Net income	$18,273	$17,690
Other comprehensive income (loss):
Foreign currency translation adjustments	358	(4,371)
Change in fair value of foreign currency
contracts classified as hedges, net of tax	(730)	1,926
Change in fair market value of
investments, net of tax	20	(20)

Comprehensive income	$17,921	$15,225

Note 9. Earnings per Share

        The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended March 31,
	2006	2005
Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	31,771	32,937
Weighted average vested deferred stock units
outstanding	29	18

	31,800	32,955

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	31,800	32,955
Dilutive effect of options issued to employees
and directors	1,577	1,484
Dilutive effect of restricted stock units
issued to employees	38	--
Dilutive effect of nonvested deferred stock
units issued to directors	3	--

	33,418	34,439

        Certain deferred stock units outstanding are included in shares outstanding for both basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent.

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

	For the Three Months Ended March 31,
	2006	2005
Weighted average number of shares underlying anti-dilutive
options	135	408
Weighted average exercise price per underlying share of
anti-dilutive options	$69.49	$57.52

Weighted average market value per share	$78.25	$55.48

        The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	March 31, 2006	March 31, 2005
Closing price per share of our common stock	$86.36	$54.16

Number of shares underlying options with exercise prices below the
closing price	3,557	3,736
Number of shares underlying options with exercise prices equal to or above
the closing price	0	622

Total number of shares underlying outstanding options	3,557	4,358

Note 10. Commitments, Contingencies and Guarantees

        Significant commitments, contingencies and guarantees for the three month period ended March 31, 2006 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 in Note 11 to the consolidated financial statements, except as described below and in Note 3.

        In January 2006, we entered into an agreement to purchase the land and building where our headquarters facility is located for $17.9 million less the face value of the mortgage in cash and we also agreed to assume the mortgage. The face value of the mortgage is approximately $6.5 million and the fair market value is approximately $7.6 million. Our purchase of this property will relieve us from associated future lease commitments of $0.9 million in 2006, $1.3 million in 2007, $1.3 million in 2008, and $1.4 million in 2009 and in 2010. We expect to execute the purchase in May 2006.

        At March 31, 2006, we had a 40% equity interest in a joint venture formed to assemble and market veterinary diagnostic products for production animals in China. We agreed to purchase an additional 55% equity interest in the joint venture from our partner, subject to approval by the Chinese government of the ownership change, and committed to pay $0.8 million over two years in consideration for the additional equity. In addition, the joint venture entered into a contract with the joint venture partner where the partner will provide promotional and agency services and will receive sales commissions at rates escalating from 2.5% to 8.5% annually based on sales volume. During April 2006, all of the requisite approvals were obtained. We expect to execute the purchase of an additional 55% equity interest in the joint venture and pay $0.6 million in May 2006.

        In October 2005, our former supplier of VetAutoread™ Hematology Analyzers and consumables sold this business (including the human hematology testing products division) and we simultaneously entered into a new supply agreement for veterinary products with the acquirer of the business. Under this new supply agreement, we received fixed pricing on certain products through December 31, 2020, among other benefits. In partial consideration for this new supply agreement, we paid cash of $2.5 million to the acquirer and guaranteed the acquirer’s note (the “Note”) in the principal amount of $3.5 million given to our former supplier in partial consideration for the business. The acquirer is obligated to pay the Note through quarterly principal and interest payments through 2008 and to pay the remaining balance in 2008. We are obligated to make a second payment of $1.25 million upon the achievement of certain milestones by the acquirer, which we expect to occur in approximately 2008, and a third payment of $1.25 million twelve months later. Our obligations to make the second and third payments are subject to the acquirer’s payment of all amounts under the Note and the release of our guaranty. We recorded the fair value of the guaranty of $0.5 million and recognized the associated assets and liabilities as of the effective date of the agreements. During the three months ended March 31, 2006, we reduced the fair value of the guaranty by $0.1 million as a result of the acquirer’s principal payments.

Note 11. Treasury Stock

        The Board of Directors has authorized the repurchase of up to 16,000,000 shares of the Company’s common stock in the open market or in negotiated transactions. During the three months ended March 31, 2006, we repurchased 541,000 shares of common stock for $42.7 million at an average price per share of $78.86. During the three months ended March 31, 2005, we repurchased 531,000 shares of common stock for $29.5 million at an average price per share of $55.65. From the inception of the program in August 1999 to March 31, 2006, we repurchased 14,489,000 shares for $508.8 million and received 170,000 shares of stock with a market value of $6.0 million in payment for the exercise price of stock options. At March 31, 2006, we had 1,511,000 shares remaining under our share repurchase authorization.

Note 12. Segment Reporting

        We disclose information regarding segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also requires related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is the Chief Executive Officer.

        We are organized into business units by market and customer group. Our reportable operating segments include the Companion Animal Group (“CAG”), the Water testing business (“Water”) and the Food Diagnostics Group (“FDG”) and other. CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease and contaminants in food animals and dairy products. Other items that are not included in our reportable segments are comprised primarily of share-based compensation costs (effective January 1, 2006), corporate research and development expenses, and interest income. While share-based compensation costs are not allocated to our reportable segments, such costs are classified in costs of sales and operating expenses consistently with the classification of cash compensation paid to the same employees.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2005 in Notes 2 and 18. In connection with our adoption of SFAS No. 123(R), which was effective on January 1, 2006, share-based employee compensation expense is recognized in our consolidated statement of operations but is not allocated to reportable segments.

        The following is the segment information (in thousands):

	For the Three Months Ended March 31,
	CAG	Water	FDG	Other	Consolidated Total
2006
Revenues	$139,363	$12,066	$16,735	$--	$168,164

Income (loss) from operations	$22,604	$4,822	$3,671	$(4,122)	$26,975

Interest income					769

Income before provisions for
income taxes and partner's interest					27,744
Provision for income taxes					9,584
Partner's interest in loss of subsidiary					(113)

Net income					$18,273

2005
Revenues	$124,880	$12,806	$14,740	$--	$152,426

Income (loss) from operations	$18,888	$5,504	$2,578	$(832)	$26,138

Interest income					503

Income before provisions for
income taxes and partner's interest					26,641
Provision for income taxes					9,052
Partner's interest in loss of subsidiary					(101)

Net income					$17,690

Revenues by product and service categories were as follows (in thousands):

	For the Three Months Ended March 31,
	2006	2005
CAG revenue:
Instruments and consumables	$55,820	$52,873
Rapid assay products	26,004	24,752
Laboratory and consulting services	43,583	36,544
Computer systems and digital radiography	9,695	7,461
Pharmaceutical products	4,261	3,250

Net CAG revenue	139,363	124,880

Net Water revenue	12,066	12,806

FDG revenue:
Production animal products	12,953	10,862
Dairy testing products	3,782	3,878

Net FDG revenue	16,735	14,740

Net revenue	$168,164	$152,426

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to future revenue growth rates, demand for our products, realizability of assets, warranty expense, and competition. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions of IDEXX and its management; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part II, Item 1A. Risk Factors” in this Form 10-Q and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. The risks and uncertainties discussed herein and in our Annual Report on Form 10-K for the year ended December 31, 2005 do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

 Business Overview

        We operate primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health and dairy quality, which we refer to as the Food Diagnostics Group (“FDG”). CAG is comprised of the following product and service categories: instruments and consumables, rapid assays, reference laboratory and consulting services, practice information management and digital radiography systems, and pharmaceuticals. Water develops, designs, manufactures and distributes products used in the detection of various microbiological analytes in water. FDG develops, designs, manufactures and distributes products to detect diseases and contaminants in production animals and dairy products. Other items that are not included in our reportable segments are comprised primarily of share-based compensation costs (effective January 1, 2006), corporate research and development expenses, and interest income.

 Critical Accounting Policies and Estimates

        The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three month period ended March 31, 2006 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” except as described below. Also, see Note 2 to the consolidated financial statements for the three months ended March 31, 2006 included in this Form 10-Q for additional discussion of share-based compensation costs.

        We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on January 1, 2006. SFAS No. 123(R) requires all share-based compensation to employees, including grants of stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Prior to January 1, 2006, we measured costs related to employee share-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, no employee compensation cost has been recognized for these plans during the three months ended March 31, 2005.

        Effective January 1, 2006, under the modified prospective method of transition, share-based compensation expense includes expense for unvested awards at December 31, 2005 and all awards granted subsequent to December 31, 2005. Share-based compensation expense for the unvested awards outstanding at December 31, 2005 is based on the grant-date fair value previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, as Amended.

        In connection with the adoption of SFAS No. 123(R), we adopted the straight-line method to prospectively expense share-based awards granted subsequent to December 31, 2005. The graded-vesting, or accelerated, method has been used to calculate the expense for stock options granted prior to January 1, 2006. If the total fair value of share-based compensation awards, as well as other features that impact expense including forfeitures and capitalization of costs, were consistent from year-to-year in each of the last five years and through 2010, this change in expense method would yield decreasing annual expense through 2010 until previously granted awards were fully expensed. However, since we will determine the level of future share-based compensation awards based on many factors including providing a competitive share-based compensation benefit to employees while managing costs and maintaining shareholder value, the total fair value of future awards may vary significantly from current and past awards.

        During the three months ended March 31, 2006, we recognized share-based compensation expense of $2.8 million, comprised of $0.4 million included in costs of sales and $2.4 million included in operating expenses. Share-based compensation costs are classified in costs of sales and operating expenses consistent with the classification of cash compensation paid to the same employees. We recognized reductions of $0.5 million in our total income tax provision related to this expense. We also recognized reductions in our total income tax provision of less than $0.1 million and increases to additional paid-in capital of $5.4 million related to employees’ dispositions of shares acquired through the exercise of stock options and employee stock purchase rights. Capitalized share-based employee compensation at March 31, 2006 was $0.1 million, which was included in inventory on the consolidated balance sheet.

        The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the three months ended March 31, 2006 and 2005 totaled $10.9 million and $14.9 million, respectively. Substantially all of our planned annual share-based compensation awards, with the exception of awards to new employees, were granted during the first three months of the year in 2006 and 2005. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at March 31, 2006 is $22.4 million. Approximately $7.9 million of this expense will be recognized in the nine months ending December 31, 2006 and decreasing amounts of the total expense will be recognized over the subsequent five years, resulting in a weighted average expense period of approximately 2.3 years.

        We use the Black-Scholes-Merton option pricing model to determine the fair value of options granted. Option pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock for the expected term and other relevant factors. Our stock price volatility has not varied significantly over the prior five years. Lower estimated volatility reduces the fair value of an option. To develop the expected term assumption for 2006 option awards, we elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting terms and contractual terms. The application of the simplified method is allowable for options granted through December 31, 2007. We will transition to developing expected term assumptions for future awards based on historical experience and other relevant factors concerning expected employee behavior with regards to option exercise. Longer expected term assumptions increase the fair value of option awards, and therefore increase the expense recognized per award.

        The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended March 31,
	2006	2005
Expected stock price volatility	30.0%	40.0%
Expected term, in years	5.0	5.8
Risk-free interest rate	4.6%	4.2%

        Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of share-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense.

        When disqualifying dispositions of incentive stock options occur, the tax benefit related to the option fair value is recognized as either a reduction of the current period tax provision or an increase in additional paid-in capital, depending on the application of SFAS No. 123(R) transitional accounting rules and amounts previously expensed under SFAS No. 123(R). Employees’ exercise and disposition of vested options is influenced by the market price of the common stock and other factors outside of our control. The timing and volume of disqualifying dispositions; the vesting status of such exercised options at the date of our adoption of SFAS No. 123(R); and the relationship between the sale price of the common stock, the option exercise price and the option fair value may have a significant, unpredictable impact on our reported tax rate. As the aggregate fair value of outstanding options that has been expensed under SFAS No. 123(R) grows, we expect to recognize increasing tax benefits in net income related to disqualifying dispositions. However, the growth of the aggregate fair value of outstanding options that has been expensed under SFAS No. 123(R) is limited because we plan to award options with a lower aggregate fair value in 2006 and in the near future years than was awarded in prior years, primarily due to the issuance of restricted stock units in lieu of options. Reductions in the fair value of options outstanding are expected to reduce the variability in our reported tax rate.

 Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue

        Total Company. Revenue increased $15.7 million, or 10%, to $168.2 million from $152.4 million for the same period of the prior year. The following table presents revenue by operating segment:

For the Three Months Ended March 31,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
CAG	$139,363	$124,880	$14,483	11.6%	(2.3%)	13.9%
Water	12,066	12,806	(740)	(5.8%)	(2.5%)	(3.3%)
FDG	16,735	14,740	1,995	13.5%	(6.8%)	20.3%

Total Company	$168,164	$152,426	$15,738	10.3%	(2.7%)	13.0%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended March 31, 2005 to the quarter ended March 31, 2006.

        Companion Animal Group. Revenue for CAG increased $14.5 million, or 12%, to $139.4 million from $124.9 million for the same period of the prior year. Businesses acquired during 2005, consisting primarily of veterinary reference laboratories, contributed 2% to CAG revenue growth during the period. The following table presents revenue by product and service categories for CAG:

For the Three Months Ended March 31,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Instruments and consumables	$55,820	$52,873	$2,947	5.6%	(2.9%)	8.5%
Rapid assay products	26,004	24,752	1,252	5.1%	(0.9%)	6.0%
Laboratory and consulting services	43,583	36,544	7,039	19.3%	(2.9%)	22.2%
Practice information systems and digital radiography	9,695	7,461	2,234	29.9%	0.1%	29.8%
Pharmaceutical products	4,261	3,250	1,011	31.1%	--%	31.1%

Net CAG Revenue	$139,363	$124,880	$14,483	11.6%	(2.3%)	13.9%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended March 31, 2005 to the quarter ended March 31, 2006.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        Because our instrument consumables, rapid assay products, and pharmaceutical products are sold in the U.S. and certain other geographies by distributors, distributor purchasing dynamics have an impact on our reported sales of these products. Distributors purchase products from us and sell them to veterinary practices, who are the end users. Distributor purchasing dynamics may be affected by many factors and may be unrelated to underlying end-user demand for our products. As a result, fluctuations in distributors’ inventories may cause reported results in a period not to be representative of underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue growth.

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

        The increase in sales of instruments and consumables was due mainly to higher unit sales volume. Higher consumables sales volumes were attributable primarily to higher worldwide practice-level sales of slides used with our chemistry analyzers and, to a lesser extent, to increased domestic practice-level sales of tubes used with our hematology analyzers, with all consumables categories benefiting from the continued growth of our installed base of instruments. Increased instrument sales volume resulted mainly from sales of our VetStat™ Electrolyte and Blood Gas Analyzer, which was launched in the third quarter of 2005, partly offset by lower sales of our LaserCyte® Hematology Analyzers. The impact from changes in distributors’ inventory levels reduced reported revenue growth of instruments and consumables sales by 3%.

        The increase in sales of rapid assay products was due primarily to increased worldwide practice-level sales volume of our canine combination test, the SNAP® 3Dx® Canine Test, and to higher average unit sales prices of canine products, net of promotional discounting. The impact from changes in distributors’ inventory levels reduced reported revenue growth by 10%.

        The increase in sales of laboratory and consulting services resulted primarily from higher testing volume, and, to a lesser extent, the impact of price increases. Higher testing volumes included sales attributable to acquisitions during the third and fourth quarters of 2005 and the first quarter of 2006. Acquired businesses contributed approximately 5% to laboratory and consulting services revenue growth during the period.

        The increase in sales of practice information management and digital radiography systems resulted primarily from increased sales volume. The increase in the number of digital radiography systems sold included sales attributable to a business acquired in the third quarter of 2005 that contributed approximately 7% to practice information management and digital radiography systems revenue growth.

        The increase in sales of pharmaceutical products resulted primarily from increased practice-level demand and, to a lesser extent, from price increases on certain products. We expect pharmaceutical revenue for the full year of 2006, as a percentage of 2005 revenue, to grow at a lower rate of 15% to 20%.

        Water. Revenue for Water decreased $0.7 million, or 6%, to $12.1 million from $12.8 million for the same period of the prior year. The decrease resulted primarily from lower worldwide sales volume. The unfavorable impact of currency exchange rates reduced reported Water revenue by 2%. We believe a portion of the volume decrease is attributable to timing between quarters and expect the growth rate for the full year of 2006 to be in the mid-single digits.

        Food Diagnostics Group. Revenue for FDG increased $2.0 million, or 14%, to $16.7 million from $14.7 million for the same period of the prior year. The following table presents revenue by product and service categories for FDG:

For the Three Months Ended March 31,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Production animal products	$12,953	$10,862	$2,091	19.2%	(7.6%)	26.8%
Dairy testing products	3,782	3,878	(96)	(2.5%)	(4.5%)	2.0%

Net FDG revenue	$16,735	$14,740	$1,995	13.5%	(6.8%)	20.3%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended March 31, 2005 to the quarter ended March 31, 2006.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of production animal products resulted primarily from higher livestock diagnostics sales volume in Europe and the Americas. The increase in sales of dairy testing products resulted primarily from higher unit sales in Europe and Asia Pacific, partly offset by the divestiture of the Parallux™ product line in 2005.

Gross Profit

        Total Company. Gross profit increased $9.9 million, or 13%, to $86.0 million from $76.1 million for the same period of the prior year. As a percentage of total revenue, gross profit increased to 51% from 50%.

        Share-based compensation expense is not allocated to the reporting segments and therefore has been categorized as “other.” The following table presents gross profit and gross profit percentage by operating segment:

For the Three Months Ended March 31,
Gross Profit (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$68,605	49.2%	$59,263	47.5%	$9,342	15.8%
Water	7,961	66.0%	8,477	66.2%	(516)	(6.1%)
FDG	9,837	58.8%	8,340	56.6%	1,497	17.9%
Other	(378)	N/A	--	N/A	(378)	N/A

Total Company	$86,025	51.2%	$76,080	49.9%	$9,945	13.1%

        Companion Animal Group. Gross profit for CAG increased $9.3 million, or 16%, to $68.6 million from $59.3 million for the same period of the prior year due to increased sales volume across the CAG product and service lines and to an increase in the gross profit percentage to 49% from 47%. The gross profit percentage was favorably impacted by relatively higher selling prices, particularly for laboratory and consulting services and rapid assay products, and lower overall manufacturing and purchased materials costs including lower cost of slides sold for use in our VetTest® Chemistry Analyzers under the agreement with our supplier. The increases in the gross profit percentage were partly offset by greater relative sales of lower margin products and services, mainly from proportionately higher sales growth of laboratory services.

        Water. Gross profit for Water decreased $0.5 million, or 6%, to $8.0 million from $8.5 million for the same period of the prior year due primarily to decreased sales volume. As a percentage of revenue, Water gross profit was approximately constant at 66%.

        Food Diagnostics Group. Gross profit for FDG increased $1.5 million, or 18%, to $9.8 million from $8.3 million for the same period of the prior year due primarily to increased sales volume and, to a lesser extent, to an increase in the gross profit percentage to 59% from 57%. For 2005, an unfavorable impact on the gross margin percentage of one percentage point was attributable to integration costs and purchase accounting impacts associated with an acquisition. The absence of similar costs in 2006 creates a favorable comparison. The gross profit percentage for the current period was also favorably impacted by higher relative sales of higher margin livestock products, partly offset by higher net product costs.

Operating Expenses and Operating Income

        Total Company. Total operating expenses increased $9.1 million to $59.1 million from $49.9 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 35% from 33%. The change in accounting for share-based compensation beginning on January 1, 2006 resulted in an increase of $2.4 million in total company operating expenses for the current period. Share-based compensation expense is not allocated to the reporting segments and therefore has been categorized as “other.”

        Operating income increased $0.8 million to $27.0 million from $26.1 million for the prior year. As a percentage of revenue, operating income decreased to 16% from 17%. The change in accounting for share-based compensation beginning on January 1, 2006 resulted in a decrease in reported operating income as a percentage of total company revenue of 2%.

        The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended March 31,
Operating Expenses (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$46,001	33.0%	$40,375	32.3%	$5,626	13.9%
Water	3,139	26.0%	2,973	23.2%	166	5.6%
FDG	6,166	36.9%	5,762	39.1%	404	7.0%
Other	3,744	N/A	832	N/A	2,912	349.5%

Total Company	$59,050	35.1%	$49,942	32.8%	$9,108	18.2%

Operating Income (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$22,604	16.2%	$18,888	15.1%	$3,716	19.7%
Water	4,822	40.0%	5,504	43.0%	(682)	(12.4%)
FDG	3,671	21.9%	2,578	17.5%	1,093	42.4%
Other	(4,122)	N/A	(832)	N/A	(3,290)	(394.8%)

Total Company	$26,975	16.0%	$26,138	17.1%	$837	3.2%

        Companion Animal Group. Operating expenses for CAG increased $5.6 million, or 14%, to $46.0 million from $40.4 million for the same period of the prior year and, as a percentage of revenue, increased to 33% from 32%. The increase was attributable to a 20% ($2.4 million) increase in general and administrative expense, a 28% ($2.0 million) increase in research and development expense, and a 6% ($1.2 million) increase in sales and marketing expense. The increase in general and administrative expense resulted primarily from expenses attributable to higher corporate and Europe regional spending on information technology, facilities, and other general support functions. The increase in research and development expense resulted primarily from increased product development spending related primarily to IDEXX VetLab® instrumentation. The increase in sales and marketing expense resulted primarily from increased worldwide sales, customer service and marketing personnel and higher commissions, partly offset by the favorable impact of exchange rates on foreign currency denominated expenses.

        Water. Operating expenses for Water increased $0.2 million, or 6%, to $3.1 million from $3.0 million for the same period of the prior year and, as a percentage of revenue, increased to 26% from 23%. The increase was attributable primarily to a 9% ($0.1 million) increase in general and administrative expense and a 6% ($0.1 million) increase in sales and marketing expense. The increase in general and administrative expense resulted primarily from higher spending on information technology and other corporate functions and higher compensation and consulting costs. The increase in sales and marketing expense was due primarily to increased sales and marketing programs and personnel costs. There was no significant fluctuation in the nature and amount of research and development expense.

        Food Diagnostics Group. Operating expenses for FDG increased $0.4 million, or 7%, to $6.2 million from $5.8 million for the same period of the prior year and, as a percentage of revenue, decreased to 37% from 39%. The increase resulted from a 13% ($0.3 million) increase in general and administrative expense and an 8% ($0.2 million) increase in sales and marketing expense. The increase in general and administrative expense resulted primarily from higher corporate and Europe regional spending on information technology, facilities, and other general support functions. The increase in sales and marketing expense resulted primarily from higher compensation driven by personnel added in 2005 to support our HerdChek® BSE Antigen Test Kit and strategic marketing activities, partly offset by the favorable impact of exchange rates on foreign currency denominated expenses. There was no significant fluctuation in the nature and amount of research and development expense.

        Other. Operating expenses, consisting primarily of the company-wide share-based compensation expense and corporate research and development, increased $2.9 million, to $3.7 million from $0.8 million for the same period of the prior year. This increase is primarily due to the inclusion of share-based compensation expense of $2.4 million in the current period due to the adoption of SFAS No. 123(R) on January 1, 2006. Corporate research and development expense grew mainly due to personnel additions in 2005 to support increased long-term development activities.

Interest Income

        Net interest income was $0.8 million for the three months ended March 31, 2006 compared to $0.5 million for the three months ended March 31, 2005. The increase in interest income was due to higher effective interest rates partly offset by lower invested cash balances.

Provision for Income Taxes

        Our effective tax rate was 34.4% for the three months ended March 31, 2006, compared with 33.9% for the three months ended March 31, 2005. The increase was primarily due to the nonrecognition, in the current period, of tax benefits on compensation expense for incentive stock options and employee stock purchase rights that were recognized in accordance with SFAS No. 123(R) effective January 1, 2006. Our current expectation is that the effective tax rate will be approximately 33% to 34% for the twelve months ending December 31, 2006.

 Recent Accounting Pronouncements

        A discussion of recent accounting pronouncements is included in Note 2(p) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.

 Liquidity and Capital Resources

        Liquidity

        We fund the capital needs of our business through cash generated from operations. At March 31, 2006 and December 31, 2005, we had $93.0 million and $132.7 million of cash and cash equivalents and short-term investments, respectively, and working capital of $182.6 million and $192.7 million, respectively.

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

        Sources and Uses of Cash

        Cash used by operating activities was $3.0 million for the three months ended March 31, 2006, compared to cash provided of $0.3 million for the same period in 2005. In 2006, cash decreased $24.7 million due to changes in operating assets and liabilities, whereas in 2005 cash decreased by $23.8 million due to changes in operating assets and liabilities, resulting in a year-to-year change of $0.9 million. The increase in cash used by changes in operating assets and liabilities, compared to the same period in 2005, was primarily attributable to incremental changes in cash used by inventories of $9.6 million, partly offset by incremental provisions of cash attributable to accounts payable of $6.9 million. Reported cash flows from operations were negatively impacted by a change in accounting for the tax benefits from exercises of stock options in connection with our adoption of SFAS 123(R) on January 1, 2006. Reported cash flows from operations were reduced by $4.7 million for the three months ended March 31, 2006. This portion of the tax benefit on exercises of stock options was classified as a cash flow from financing activities, whereas the benefit was classified as a cash flow from operating activities in prior years.

        An increase in VetTest® slide inventory was due to the deferral of receipts of slides from our supplier from the fourth quarter of 2005 to the first quarter of 2006. The greater incremental increase in inventories and the net decrease in cash used by accounts payable and accrued expenses were primarily due to the timing of these slide receipts in the first quarter of 2006. The $0.8 million increase in depreciation and amortization was due primarily to purchases of property and equipment and intangible asset acquisitions in 2005.

        Cash of less than $0.1 million was used by investing activities for the three months ended March 31, 2006, compared to cash provided of $26.2 million for the same period in 2005. The decrease in cash provided by investing activities for 2006, compared to the same period in 2005, was primarily due to the reduction in cash provided by net sales of short- and long-term investments of $24.2 million. Additionally, in 2006, we used $2.1 million more cash to acquire fixed and other long term assets, compared to the same period of 2005.

        The Board of Directors has authorized the repurchase of up to 16,000,000 shares of the Company’s common stock in the open market or in negotiated transactions. During the three months ended March 31, 2006, we repurchased 541,000 shares of common stock for $42.7 million at an average price per share of $78.86. During the three months ended March 31, 2005, we repurchased 531,000 shares of common stock for $29.5 million at an average price per share of $55.65. From the inception of the program in August 1999 to March 31, 2006, we repurchased 14,489,000 shares for $508.8 million and received 170,000 shares of stock with a market value of $6.0 million in payment for the exercise price of stock options. At March 31, 2006, we had 1,511,000 shares remaining under our share repurchase authorization.

        Commitments, Contingencies and Guarantees

        Significant commitments, contingencies and guarantees for the three month period ended March 31, 2006 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 in Note 11 to the consolidated financial statements, except as described below and in Notes 3 and 10 to the consolidated statements for the three months ended March 31, 2006 included in this Form 10-Q.

        We purchased $7.0 million in fixed assets and $0.4 million in rental instruments sold under recourse during the period ended March 31, 2006. Our total capital budget for 2006 for fixed assets and rental instruments is approximately $40.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 15 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.

        The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts with durations of less than 18 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals, as appropriate, and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. At March 31, 2006, we had $0.2 million in net unrealized gains on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.1 million in taxes.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

        Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Generally, these are controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

        Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2005. The risk factor entitled “IDEXX’s Future Growth and Profitability Depend on Several Factors” has been revised to reflect developments subsequent to the discussion of risk factors included in our most recent annual report on Form 10-K.

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

        In December 2005, we received a letter from the U.S. Food and Drug Administration (“FDA”) stating that our new animal drug application (“NADA”) for our long-acting feline antibiotic was incomplete. We are currently conducting studies to address the issues raised by the FDA in this letter. At this time we do not know the full extent of the studies that will be required or whether these studies will produce results that will satisfactorily address the issues raised by the FDA. We have $13.7 million of goodwill associated with our pharmaceutical unit. If, upon conclusion of these studies, we were to determine not to proceed with a launch of this product, we would test the associated goodwill for impairment. If the results indicate that the carrying amount of the pharmaceutical unit’s goodwill exceeds its fair value, an impairment loss would be recognized in an amount equal to that excess.

        Our Products and Services Are Subject to Various Government Regulations

        In the U.S., the manufacture and sale of our products are regulated by agencies such as the U.S. Department of Agriculture (“USDA”), FDA and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale. Our water testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. The manufacture and sale of our products are subject to similar laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.

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

        We currently purchase the slides sold for use in our VetTest® Chemistry Analyzers; our electrolyte instruments, components and consumables; and purchase our VetAutoread™ Hematology Analyzers, components and consumables under agreements with suppliers under which we have minimum purchase obligations. If demand for any of the products purchased under these agreements is insufficient to support our minimum purchase obligations for those products, we could incur losses related to those obligations. In addition, because we purchase the products at predetermined prices, our profits on sales of these products could decline if we are unable to maintain current pricing levels for such products.

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

        International Revenue Accounts for a Significant Portion of Our Total Revenue

        Some of our revenue is attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize nonspeculative forward currency exchange contracts to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended March 31, 2006, we repurchased our shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
January 1, 2006 to January 31, 2006	48,500	$73.00	48,500	2,003,830
February 1, 2006 to February 28, 2006	182,900	77.18	182,900	1,820,930
March 1, 2006 to March 31, 2006	310,000	80.77	310,000	1,510,930

Total	541,400	$78.86	541,400	1,510,930

        Our Board of Directors has approved the repurchase of up to 16,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, July 21, 2000, October 20, 2003, October 12, 2004, and October 12, 2005, and does not have a specified expiration date. The repurchases made during the three months ended March 31, 2006 were made in open market transactions. There were no other repurchase plans outstanding during the three months ended March 31, 2006, and no repurchase plans expired during the period.

Item 6. Exhibits

(a)	Exhibits

10.1	Purchase and Sale Agreement dated as of January 17, 2006, between the Company and CW Westbrook Limited Partnership (filed as Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-19271, and incorporated herein by reference).

10.2	2006 Executive Bonus Plan.

10.3	Form of Stock Option Agreement, as amended pursuant to the 2003 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/Merilee Raines
Date: May 8, 2006	Merilee Raines Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Purchase and Sale Agreement dated as of January 17, 2006, between the Company and CW Westbrook Limited Partnership (filed as Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2005, File No. 0-19271, and incorporated herein by reference).

10.2	2006 Executive Bonus Plan.

10.3	Form of Stock Option Agreement, as amended pursuant to the 2003 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.