Form 10-Q
period 2006-06-30
IDEXX LABORATORIES INC /DE
filed 2006-08-03
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 28, 2006, 31,145,400 shares of the registrant’s Common Stock, $0.10 par value, were outstanding.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of June 30, 2006 and
		December 31, 2005	3

		Condensed Consolidated Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005	4

		Condensed Consolidated Statements of Cash Flows for the Six Months
		Ended June 30, 2006 and 2005	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Item 4.	Controls and Procedures	32

PART II		OTHER INFORMATION

	Item 1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 4.	Submission of Matters to a Vote of Security Holders	36

	Item 6.	Exhibits	37

SIGNATURES			38

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$50,023	$67,151
Short-term investments	27,034	65,580
Accounts receivable, less reserves of $1,328 and $1,221 in 2006 and 2005,
respectively	84,473	71,688
Inventories	85,540	69,369
Deferred income taxes	15,180	13,778
Other current assets	9,544	11,679

Total current assets	271,794	299,245

Property and Equipment, at cost:
Land	6,608	1,570
Buildings and improvements	46,773	7,457
Leasehold improvements	10,471	34,645
Machinery and equipment	64,363	58,126
Office furniture and equipment	40,232	35,978
Construction in progress	4,323	5,001

	172,770	142,777
Less accumulated depreciation and amortization	83,975	77,080

Property and equipment, net	88,795	65,697

Other Long-term Assets:
Goodwill and other intangible assets, net	133,033	118,746
Other noncurrent assets, net	7,756	6,988

	140,789	125,734

TOTAL ASSETS	$501,378	$490,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$24,240	$19,842
Accrued expenses	23,942	17,756
Accrued employee compensation and related expenses	24,631	27,550
Accrued taxes	24,196	19,960
Accrued marketing and customer programs	14,446	10,751
Warranty reserves	2,261	2,191
Notes payable	655	551
Deferred revenue	8,950	7,965

Total current liabilities	123,321	106,566

Long-term Liabilities:
Deferred tax liabilities	5,062	6,026
Notes payable	6,795	--
Warranty reserves	503	968
Deferred revenue	7,209	7,806
Other long-term liabilities	1,454	--

Total long-term liabilities	21,023	14,800

Commitments and Contingencies (Note 10)
Partner's Interest in Consolidated Subsidiary	--	300

Stockholders' Equity:
Common stock, $0.10 par value: Authorized: 120,000 and 60,000 shares in
2006 and 2005, respectively; Issued: 46,384 and 45,938 shares in 2006
and 2005, respectively	4,638	4,594
Additional paid-in capital	463,198	437,394
Deferred stock units: Issued 30 and 25 units in 2006 and 2005, respectively	1,760	1,316
Retained earnings	440,989	396,936
Accumulated other comprehensive income	3,788	866
Treasury stock, at cost: (15,198 and 14,118 shares in 2006 and 2005,
respectively)	(557,339)	(472,096)

Total stockholders' equity	357,034	369,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$501,378	$490,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$136,853	$115,353	$255,409	$226,512
Service revenue	54,511	45,277	104,119	86,544

	191,364	160,630	359,528	313,056
Cost of Revenue:
Cost of product revenue	57,288	50,063	106,137	98,110
Cost of service revenue	35,040	29,992	68,330	58,291

	92,328	80,055	174,467	156,401

Gross profit	99,036	80,575	185,061	156,655

Expenses:
Sales and marketing	28,679	25,848	55,617	50,918
General and administrative	20,039	15,846	39,473	30,944
Research and development	13,292	9,995	25,970	19,769

Income from operations	37,026	28,886	64,001	55,024
Interest income, net	594	871	1,363	1,374

Income before provision for income taxes and
partner's interest	37,620	29,757	65,364	56,398
Provision for income taxes	11,879	9,934	21,463	18,986
Partner's interest in loss of subsidiary	(39)	(110)	(152)	(211)

Net income	$25,780	$19,933	$44,053	$37,623

Earnings per Share:
Basic	$0.82	$0.61	$1.39	$1.15

Diluted	$0.78	$0.59	$1.33	$1.10

Weighted Average Shares Outstanding:
Basic	31,467	32,627	31,633	32,790

Diluted	33,014	34,060	33,216	34,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$44,053	$37,623
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	14,209	11,953
Partner's interest in loss of subsidiary	(152)	(211)
Provision for (recovery of) uncollectible accounts	338	(142)
Benefit of deferred income taxes	(3,136)	(933)
Share-based compensation expense	5,558	--
Tax benefit from exercises of stock options	(5,935)	3,584
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(12,059)	(9,549)
Inventories	(15,610)	(5,330)
Other assets	1,223	513
Accounts payable	4,321	1,707
Accrued liabilities	11,822	(377)
Deferred revenue	156	(753)

Net cash provided by operating activities	44,788	38,085

Cash Flows from Investing Activities:
Purchases of short- and long-term investments	(43,391)	(35,500)
Sales and maturities of short- and long-term investments	82,000	59,086
Purchases of property and equipment	(13,810)	(10,508)
Purchase of land and buildings	(11,521)	--
Acquisitions of equipment leased to customers	(918)	(1,278)
Acquisitions of intangible assets and businesses, net of cash acquired	(8,245)	(659)

Net cash provided by investing activities	4,115	11,141

Cash Flows from Financing Activities:
Payment of notes payable	(647)	(1,270)
Purchase of treasury stock	(85,228)	(50,391)
Proceeds from exercises of options	13,245	9,461
Tax benefit from exercises of stock options	5,935	--

Net cash used by financing activities	(66,695)	(42,200)
Net effect of exchange rates on cash	664	(1,828)

Net increase (decrease) in cash and cash equivalents	(17,128)	5,198
Cash and cash equivalents at beginning of period	67,151	47,156

Cash and cash equivalents at end of period	$50,023	$52,354

Supplemental Disclosures of Cash Flow Information:
Interest paid	$94	$40
Income taxes paid	$13,117	$17,709

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

        The accompanying interim condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The condensed balance sheet data as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q for the three and six months ended June 30, 2006, and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions taken or expected to be taken in tax returns. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Generally, a company should record the change in net assets that results from the application of FIN 48 as an adjustment to retained earnings. We are studying FIN 48 and have not yet determined the expected impact of the implementation of this pronouncement.

        In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 requires that that the costs associated with unrestricted sabbaticals and other similar benefit arrangements should be recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-2 are effective for fiscal years beginning after December 15, 2006. The provisions of EITF 06-2 shall be applied through a cumulative effect adjustment to retained earnings with the option of retrospective application. We are studying EITF 06-2 and have not yet determined the expected impact of the implementation of this pronouncement.

Note 2. Share-Based Compensation

        In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB No. 123” (collectively, “SFAS No. 123, as Amended”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). During 2005, the FASB also issued Staff Positions No. FAS 123(R)-1, -2, -3 and -4 to provide application guidance related to SFAS No. 123(R).

        SFAS No. 123(R) requires all share-based compensation to employees, including grants of stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Prior to January 1, 2006, we measured costs related to employee share-based compensation plans in accordance with APB No. 25. Accordingly, no employee compensation cost was recognized for these plans during the three and six months ended June 30, 2005.

        We adopted the provisions of SFAS No. 123(R) on January 1, 2006 and elected the modified prospective method of transition to the fair value based method of accounting for stock-based employee compensation prescribed by SFAS No. 123(R). Effective January 1, 2006, under the modified prospective method, share-based compensation expense includes expense for unvested awards at December 31, 2005 and all awards granted subsequent to December 31, 2005. Share-based compensation expense for the unvested awards outstanding at December 31, 2005 is based on the grant-date fair value previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, as Amended.

        In connection with the adoption of SFAS 123(R), we adopted the straight-line method to prospectively expense share-based awards granted subsequent to December 31, 2005. The graded-vesting, or accelerated, method has been used to record the expense for stock options granted prior to January 1, 2006.

        Beginning in 2006, we modified our share-based employee compensation programs to shift from the grant of stock options and employee stock purchase rights only to the grant of a mix of restricted stock units and stock options, along with employee stock purchase rights. There were no modifications to the terms of outstanding options during 2006 or 2005.

        We issue new shares of common stock to satisfy option and employee stock purchase right exercises and to settle restricted stock units and deferred stock units. At June 30, 2006, a remaining total of 743,000 shares of common stock was authorized by our shareholders and was available for future grants of share-based compensation.

Financial Impacts of Share-Based Compensation

        Selected financial impacts of share-based compensation, excluding the impact of deferred stock units issued under our Director Deferred Compensation Plan or our Executive Deferred Compensation Plan that do not have vesting conditions (which are described below), are presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Share-based compensation expense included in cost of revenue	$421	$799
Share-based compensation expense included in operating expense	2,248	4,666

Total share-based compensation expense	2,669	5,465

Income tax benefit in net income for share-based compensation expense	(485)	(948)
Income tax benefit in net income for employees' disqualifying dispositions of shares acquired through the exercise of stock options
and employee stock purchase rights	(2)	(25)

Total income tax benefit	(487)	(973)

Net impact of share-based compensation on net income	$2,182	$4,492

Net impact of share-based compensation on:
Earnings per share, basic	$0.07	$0.14
Earnings per share, diluted	0.07	0.14

        Share-based compensation costs are classified in costs of sales and operating expenses consistently with the classification of cash compensation paid to the same employees receiving such share-based compensation. Capitalized share-based employee compensation cost at June 30, 2006 was $0.2 million, which was included in inventory on the consolidated balance sheet.

        Our financial statements for periods ending prior to January 1, 2006 have not been restated. Had compensation cost for the Company’s share-based compensation for the six months ended June 30, 2005 been determined consistent with the provisions of SFAS No. 123, as Amended, the Company’s net income and net income per common share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income:
As reported	$19,933	$37,623
Pro forma share-based employee compensation, net of tax	(2,283)	(4,499)

Pro forma net income	17,650	33,124

Earnings per share:
Basic: as reported	$0.61	$1.15
Basic: pro forma	0.54	1.01
Diluted: as reported	0.59	1.10
Diluted: pro forma	0.52	0.97

        The following table represents cash proceeds from employees’ exercise of stock options and employee stock purchase rights and the total income tax benefits recognized for employees’ disqualifying dispositions of shares acquired through the exercise of stock options and employee stock purchase rights (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Cash proceeds from employee stock purchases and
option exercises under all share-based payment
arrangements	$3,249	$6,858	$13,245	$9,461
Income tax benefit for employees' disqualifying
dispositions of shares acquired through the exercise
of stock options and employee stock purchase rights	1,443	2,597	6,844	3,584

        Prior to the adoption of SFAS 123(R), we reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statements of cash flows. SFAS 123(R) requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be reported as financing cash inflows. FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” provides an alternative transitional method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). In accordance with FSP No. FAS 123(R)-3, which we elected, the full amount of tax benefits related to exercises after December 31, 2005 of employee share-based compensation awards that were fully vested as of December 31, 2005 are reported as financing cash inflows. For the six months ended June 30, 2006, $5.9 million of tax benefits were reported as financing cash inflows rather than operating cash inflows.

        The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the three months ended June 30, 2006 and 2005 totaled $0.1 million and $0.7 million, respectively. The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the six months ended June 30, 2006 and 2005 totaled $11.0 million and $15.5 million, respectively. Substantially all of our planned annual share-based compensation awards were granted during the first three months of the year in 2006 and 2005. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at June 30, 2006 was $21.7 million. Approximately $5.4 million is expected to be recognized in the six months ending December 31, 2006 and decreasing amounts of the total expense is expected to be recognized over the subsequent five years, resulting in a weighted average expense period of approximately 2.5 years.

Options

        Option awards are granted to employees with an exercise price equal to the closing market price of our common stock at the date of grant and generally vest ratably over five years on each anniversary of the date of grant, conditional on continuous service. Options granted to non-employee directors in 2005 vest fully on the first anniversary of the date of grant. Upon any change in control of the company, 25% of the unvested stock options then outstanding will vest and become exercisable.

        We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock for the expected term and other relevant factors. The risk-free interest rate is based on the U.S. Treasury yields for the expected term in effect at the approximate date of grant. We have never paid any cash dividends on our common stock and we have no present intention to pay a dividend; therefore, we assumed that no dividends will be paid over the expected terms of option awards.

        The use of the Black-Scholes-Merton option-pricing model, the general methods employed to develop the above-described option valuation assumptions, and the vesting conditions of option awards are consistent with prior periods. Beginning in 2006, the contractual terms of employee options were reduced from ten years to seven years and we elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms, to develop the expected term assumption for 2006 option awards. Additionally, beginning in 2006, share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. The estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.

        The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Expected stock price volatility	N/A	40.0%	30.0%	40.0%
Expected term, in years	N/A	5.8	5.0	5.8
Risk-free interest rate	N/A	3.9%	4.6%	3.9%
Weighted average fair value of options granted	N/A	$21.00	$26.78	$25.17

        There were no options granted during the three months ended June 30, 2006.

        A summary of the status of options granted under our share-based compensation plans at June 30, 2006 and changes during the six-month period then ended are presented in the table below (in thousands, except weighted average exercise price):

	Total		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding December 31, 2005	3,747	$35.17	1,707	$26.64
Granted	165	76.67
Exercised	(426)	28.32
Forfeited	(64)	47.34

Outstanding June 30, 2006	3,422	$37.80	1,968	$29.84

        The aggregate intrinsic value of all outstanding options and of exercisable options at June 30, 2006 was $127.7 million and $89.1 million, respectively. Intrinsic value represents the amount by which the market price of the common stock exceeded the exercise price of the options, before applicable income taxes. The closing sale price of the common stock was $75.13 and $71.98 on the last business day of the periods ended June 30, 2006 and December 31, 2005, respectively. During the three months ended June 30, 2006 and 2005, the total intrinsic value of stock options exercised was $5.0 million and $7.6 million, respectively. During the six months ended June 30, 2006 and 2005, the total intrinsic value of stock options exercised was $21.4 million and $11.5 million, respectively.

        The total fair value of options vested during the three months ended June 30, 2006 and 2005 was $1.0 million and $1.4 million, respectively. The total fair value of options vested during the six months ended June 30, 2006 and 2005 was $14.3 million and $13.2 million, respectively.

        The following summarizes information about all stock options issued and outstanding at June 30, 2006 (in thousands, except exercise price and per share amounts):

		Options Outstanding			Options Exercisable
Exercise Price Range		Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options	Weighted Average Exercise Price
$13.69 -	$25.20	1,095	$22.61	4.3	995	$22.36
26.63 -	34.27	986	30.60	6.0	626	29.99
34.98 -	63.42	1,180	52.61	8.0	347	50.99
63.43 -	76.67	161	76.67	6.6	0	N/A

$13.69 -	$76.67	3,422	$37.80	6.2	1,968	$29.84

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

        Effective July 1, 2005, we amended our employee stock purchase plan to eliminate the look-back option feature and to change the subscription period from six months to three months. The fair value of purchase rights under the revised program equals the 15% discount from the market price at the exercise date. During the three months ended June 30, 2006, rights to purchase 7,000 shares of common stock were granted having a weighted average fair value of $11.27 each. During the six months ended June 30, 2006, rights to purchase 17,000 shares of common stock were granted having a weighted average fair value of $12.25 each.

Restricted and Other Deferred Stock Units With Vesting Conditions

        Restricted stock unit awards to employees generally vest ratably over five years on each anniversary of the date of grant, conditional on continuous service. Shares of common stock are issued to the employee upon vesting of restricted stock units. Upon any change in control of the company, 25% of the unvested restricted stock units then outstanding under the 2003 Stock Plan will vest. Deferred stock units with vesting conditions awarded to non-employee directors vest fully on the first anniversary of the date of grant. Except upon a change in control, as defined in the Director Deferred Compensation Plan, or certain limited circumstances, all deferred stock units will be exchanged for an equivalent number of shares of common stock one year following a director’s resignation or retirement. Upon a change in control, unvested deferred stock units vest immediately.

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

        The weighted average fair value per unit of restricted stock units granted during the six months ended June 30, 2006 was $76.67. The weighted average fair value per unit of deferred stock units with vesting conditions granted during the six months ended June 30, 2006 was $77.47. There were no restricted stock units or deferred stock units with vesting conditions granted during the three months ended June 30, 2006.

        A summary of the status of restricted and other deferred stock units with vesting conditions granted under our share-based compensation plans at June 30, 2006, and changes during the period then ended, are presented in the table below (in thousands, except weighted average exercise price):

Number of Units
Outstanding December 31, 2005	0
Granted	83
Exercised	--
Forfeited	(2)

Outstanding June 30, 2006	81

        The weighted average remaining contractual life of restricted stock units at June 30, 2006 was 6.6 years.

Deferred Stock Units With No Vesting Conditions

        Under our Director Deferred Compensation Plan, non-employee directors may defer a portion of their cash fees in the form of vested deferred stock units, each of which represents the right to receive one unissued share of our common stock. Directors receive a number of deferred stock units equal to the amount of cash fees deferred divided by the closing sale price of the common stock on the date of deferral. Under our Executive Deferred Compensation Plan (the “Executive Plan”), certain members of our management may elect to defer a portion of their cash compensation in deferred stock units. These deferred stock units will be exchanged for a fixed number of shares of common stock on dates determined by the employee, subject to the limitations of the Executive Plan and applicable law. Except upon a change in control, as defined in the Director Deferred Compensation Plan and the Executive Plan, or certain other limited circumstances, directors and officers may not receive shares of common stock in settlement of deferred stock units earlier than one year following their resignation from the board or termination of their employment, respectively.

        During the three and six months ended June 30, 2006, approximately 1,000 deferred stock units valued at less than $0.1 million and 7,000 deferred stock units valued at $0.6 million were issued, respectively. During the three and six months ended June 30, 2005, approximately 1,000 deferred stock units valued at $0.1 million and 10,000 deferred stock units valued at $0.6 million were issued, respectively.

        During the three months ended June 30, 2006, approximately 2,000 shares of common stock were issued to settle deferred stock units.

Note 3. Business Acquisitions

        In March 2005, we paid cash of $0.5 million to acquire certain assets of a veterinary reference laboratory located in Europe. Goodwill and other intangible assets of $0.2 million and $0.2 million, respectively, were assigned to the Companion Animal Group segment. During the full year ended December 31, 2005, we paid cash of $5.5 million and assumed liabilities of $0.7 million to acquire certain assets of veterinary reference laboratories in Europe and customer lists in the U.S. and Europe. Goodwill and other intangible assets of $2.1 million and $2.8 million, respectively, were assigned to the Companion Animal Group segment.

        In September 2005, we paid cash of $2.0 million and assumed liabilities of $1.3 million to acquire the business of a Georgia-based veterinary-specific digital radiography systems company. Intangible assets of $2.5 million were assigned to the Companion Animal Group segment. We also agreed to make additional purchase price payments of up to $2.3 million, contingent on the achievement by the acquired business of certain milestones. In April 2006, we paid $0.5 million of the contingent purchase price. As of June 30, 2006, we accrued the balance of $1.8 million of the contingent purchase price. We preliminarily attributed the value received to contractual relationship intangible assets in the Companion Animal Group segment.

        During the three months ended March 31, 2006, we paid cash of $0.6 million to acquire certain assets of a veterinary reference laboratory located in the United States. We also agreed to make an additional purchase price payment of up to $0.1 million, contingent on the achievement by the acquired business of certain milestones. Intangible assets other than goodwill of $0.1 million and $0.7 million were assigned to the Companion Animal Group segment during the three and six months ended June 30, 2006, respectively.

        During the three months ended June 30, 2006, we paid cash of $6.8 million, in separate transactions, to acquire certain intangible assets of a veterinary practice information management software company and certain assets of a veterinary reference laboratory located in the United States, and to acquire certain intellectual property and distribution rights from a diagnostics company based in Australia. We also assumed other long-term liabilities of $1.5 million. We agreed to make additional purchase price payments of up to $2.0 million, of which $0.3 million is contingent on the achievement by certain acquired businesses of certain milestones. Intangible assets other than goodwill of $9.6 million were assigned to the Companion Animal Group segment, however, the purchase price allocations are preliminary and are subject to revision.

        We previously had a 40% equity interest in a joint venture to market production animal diagnostic products in China. In April 2006, we paid $0.6 million to acquire an additional 55% equity interest in the joint venture from our partner. We also committed to pay an additional $0.2 million over two years in consideration for the additional equity. In addition, the joint venture entered into a contract with the joint venture partner where the partner will provide promotional and agency services and will receive sales commissions at rates escalating from 2.5% to 8.5% annually based on sales volume. In connection with the acquisition of the additional ownership interest, intangible assets of $0.7 million were assigned to the Food Diagnostics Group segment.

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

Note 4. Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$26,907	$22,517
Work-in-process	12,093	10,583
Finished goods	46,540	36,269

	$85,540	$69,369

Note 5. Goodwill and Other Intangible Assets

        Goodwill consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Companion Animal Group Segment:
Veterinary reference laboratories	$52,797	$51,311
Pharmaceuticals	13,745	13,745
Practice information management and digital
radiography systems	1,453	1,453
Other goodwill	115	113
Water Segment:
Water testing products	16,011	15,184
Food Diagnostics Group Segment:
Production animal diagnostics	6,660	6,321

	$90,781	$88,127

        The changes in goodwill during the three and six months ended June 30, 2006 resulted primarily from changes in foreign currency exchange rates.

        Intangible assets other than goodwill consisted of the following (in thousands):

	June 30, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships and lists	$18,992	$2,603	$15,814	$1,878
Patented technologies	13,758	2,488	5,810	1,934
Unlicensed technologies	9,557	3,995	9,168	3,193
Licenses	4,000	1,932	3,800	1,757
Non-compete agreements and contractual rights	8,440	1,741	5,607	1,073
Tradenames and trademarks	327	63	294	39

	$55,074	$12,822	$40,493	$9,874

        During the three and six months ended June 30, 2006, we recognized $12.1 million and $13.3 million, respectively, of acquired amortizable intangible assets, including $11.9 million and $13.1 million, respectively, of amortizable intangible assets that were related to business acquisitions. See Note 3 for additional information. The remaining changes in the cost of intangible assets other than goodwill during the three and six months ended June 30, 2006 resulted primarily from changes in foreign currency exchange rates.

        Amortization expense of intangible assets was $1.5 million and $2.6 million for the three and six months ended June 30, 2006, respectively. Amortization expense of intangible assets was $0.9 million and $1.9 million for the three and six months ended June 30, 2005, respectively.

Note 6. Warranty Reserves

        We provide for the estimated cost of product warranties in cost of product revenue at the time revenue is recognized. Our actual warranty obligation is affected by product failure rates and service costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from management’s estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve for products sold to customers for the three and six months ended June 30, 2006 and 2005 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Balance, beginning of period	$3,008	$3,355	$3,159	$3,679
Provision for warranty expense	311	805	870	1,538
Change in estimate of prior warranty expense	31	(22)	(119)	(230)
Settlement of warranty liability	(586)	(931)	(1,146)	(1,780)

Balance, end of period	2,764	3,207	2,764	3,207
Long-term portion	503	818	503	818

Current portion of warranty reserves	$2,261	$2,389	$2,261	$2,389

Note 7. Income Taxes

        Our effective tax rates for the three and six months ended June 30, 2006 were 31.5% and 32.8%, respectively, compared with 33.3% and 33.5% for the three and six months ended June 30, 2005, respectively. The majority of the decrease in our effective tax rates related to a reduction of previously recorded international deferred tax liabilities as a result of obtaining certain tax incentives during the quarter ended June 30, 2006. Other rate reductions resulted from the release of a valuation allowance on international deferred tax assets as a result of a subsidiary demonstrating consistent sustained profitability. These rate-reducing adjustments were partly offset by the nonrecognition, in the current period, of tax benefits on compensation expense for incentive stock options and employee stock purchase rights that were recognized in accordance with SFAS No. 123(R) effective January 1, 2006 and by the December 31, 2005 expiration of U.S. tax benefits related to the research and development expense.

Note 8. Comprehensive Income

        The following is a summary of comprehensive income for the three and six months ended June 30, 2006 and 2005 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$25,780	$19,933	$44,053	$37,623
Other comprehensive income (loss):
Foreign currency translation adjustments	4,840	(5,711)	5,198	(10,082)
Change in fair value of foreign currency
contracts classified as hedges, net of tax	(1,584)	1,901	(2,314)	3,827
Change in fair market value of
investments, net of tax	18	1	38	(19)

Comprehensive income	$29,054	$16,124	$46,975	$31,349

Note 9. Earnings per Share

        The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	31,435	32,603	31,603	32,769
Weighted average vested deferred stock units
outstanding	32	24	30	21

	31,467	32,627	31,633	32,790

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	31,467	32,627	31,633	32,790
Dilutive effect of options issued to employees
and directors	1,466	1,433	1,522	1,460
Dilutive effect of restricted stock units
issued to employees	74	--	56	--
Dilutive effect of nonvested deferred stock
units issued to directors	7	--	5	--

	33,014	34,060	33,216	34,250

        Certain deferred stock units outstanding are included in shares outstanding for both basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent.

        Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of shares underlying
anti-dilutive options	176	625	161	517
Weighted average exercise price per underlying
share of anti-dilutive options	$75.25	$57.55	$72.23	$57.55

        The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	June 30, 2006	June 30, 2005
Closing price per share of our common stock	$75.13	$62.33

Number of shares underlying options with exercise prices below the closing price	3,261	4,128
Number of shares underlying options with exercise prices equal to or above the closing price	161	--

Total number of shares underlying outstanding options	3,422	4,128

Note 10. Commitments, Contingencies and Guarantees

        Significant commitments, contingencies and guarantees at June 30, 2006 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 in Note 11 to the consolidated financial statements, except as described below and in Note 3.

        In May 2006, we acquired our Westbrook, Maine facility. We paid cash of $11.5 million and assumed a mortgage that had a face value of $6.5 million and a fair market value of $7.5 million. The stated interest rate of the mortgage was 9.875% and the effective interest rate was 6.05%. The mortgage is payable in equal monthly installments of approximately $0.1 million through May 1, 2015. Annual mortgage principal payments as of June 30, 2006, based on the fair market value of the mortgage at the assumption date, are as follows (in thousands):

Years Ending December 31,	Amount
2006	$269
2007	675
2008	717
2009	762
2010	809
Thereafter	4,218

$7,450

        The purchase of our headquarters facility relieved us from associated future lease commitments. This transaction, partly offset by other transactions whereby we entered into facility lease agreements in the normal course of business, resulted in net reductions to the minimum annual rental obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 in Note 11 to the consolidated financial statements of approximately $0.5 million in 2007 and in 2008, $0.6 million in 2009, and $1.4 million in 2010. In connection with our purchase of our Westbrook, Maine facility, we reclassified certain leasehold improvements with a historical cost of $25.8 million to buildings and improvements and to machinery and equipment.

        In October 2005, our former supplier of VetAutoread™ Hematology Analyzers and consumables sold this business (including the human hematology testing products division) and we simultaneously entered into a new supply agreement for veterinary products with the acquirer of the business. Under this new supply agreement, we received fixed pricing on certain products through December 31, 2020, among other benefits. In partial consideration for this new supply agreement, we paid cash of $2.5 million to the acquirer and guaranteed the acquirer’s note (the “Note”) in the principal amount of $3.5 million given to our former supplier in partial consideration for the business. The acquirer is obligated to pay the Note through quarterly principal and interest payments through 2008 and to pay the remaining balance in 2008. We are obligated to make a second payment of $1.25 million upon the achievement of certain milestones by the acquirer, which we expect to occur in approximately 2008, and a third payment of $1.25 million twelve months later. Our obligations to make the second and third payments are subject to the acquirer’s payment of all amounts under the Note and the release of our guaranty. We recorded the fair value of the guaranty of $0.5 million and recognized the associated assets as of the effective date of the agreements. During the six months ended June 30, 2006, we reduced the fair value of the guaranty by $0.1 million as a result of the acquirer’s principal payments.

        During the three months ended June 30, 2006, we incurred additional commitments to a supplier to purchase approximately $20 million of products through 2009. Should we fail to meet these purchase obligations, we are subject to penalties of ten percent of the sales value of the unpurchased quantities of products that would be required to satisfy the minimum volume commitments.

Note 11. Treasury Stock

        The board of directors has authorized the repurchase of up to 16,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to June 30, 2006, we repurchased 15,027,000 shares for $551.3 million and received 171,000 shares of stock with a market value of $6.0 million in payment for the exercise price of stock options and income taxes. At June 30, 2006, we had 973,000 shares remaining under our share repurchase authorization. Information about our repurchases is presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Number of common shares repurchased	538	367	1,079	898
Total cost of common shares repurchased	$42,533	$20,850	$85,228	$50,391
Average price paid per share	$79.06	$56.83	$78.96	$56.13

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

        We are organized into business units by market and customer group. Our reportable operating segments include: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health and dairy quality, which we refer to as the Food Diagnostics Group (“FDG”). CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. CAG is comprised of the following product and service categories: instruments and consumables, rapid assays, reference laboratory and consulting services, practice information management systems and digital radiography, and pharmaceuticals. Water develops, designs, manufactures and distributes products to detect contaminants in water. FDG develops, designs, manufactures and distributes products to detect disease in production animals and contaminants in dairy products. Other items that are not included in our reportable segments are comprised primarily of share-based compensation costs (effective January 1, 2006), corporate research and development expenses, interest income, and interest expense. While share-based compensation costs are not allocated to our reportable segments, such costs are classified in costs of sales and operating expenses consistently with the classification of cash compensation paid to the same employees.

        The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2005 in Notes 2 and 18.

        The following is the segment information (in thousands):

	For the Three Months Ended June 30,
	CAG	Water	FDG	Other	Consolidated Total
2006
Revenues	$156,903	$15,087	$19,374	$--	$191,364

Income (loss) from operations	$29,501	$6,817	$4,741	$(4,033)	$37,026

Interest income					594

Income before provisions for
income taxes and partner's interest					37,620
Provision for income taxes					11,879
Partner's interest in loss of subsidiary					(39)

Net income					$25,780

2005
Revenues	$131,332	$14,271	$15,027	$--	$160,630

Income (loss) from operations	$21,411	$6,540	$1,760	$(825)	$28,886

Interest income					871

Income before provisions for
income taxes and partner's interest					29,757
Provision for income taxes					9,934
Partner's interest in loss of subsidiary					(110)

Net income					$19,933

	For the Six Months Ended June 30,
	CAG	Water	FDG	Other	Consolidated Total
2006
Revenues	$296,266	$27,153	$36,109	$--	$359,528

Income (loss) from operations	$52,105	$11,639	$8,412	$(8,155)	$64,001

Interest income					1,363

Income before provisions for
income taxes and partner's interest					65,364
Provision for income taxes					21,463
Partner's interest in loss of subsidiary					(152)

Net income					$44,053

2005
Revenues	$256,212	$27,077	$29,767	$--	$313,056

Income (loss) from operations	$40,299	$12,044	$4,338	$(1,657)	$55,024

Interest income					1,374

Income before provisions for
income taxes and partner's interest					56,398
Provision for income taxes					18,986
Partner's interest in loss of subsidiary					(211)

Net income					$37,623

Revenues by product and service categories were as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
CAG revenue:
Instruments and consumables	$61,211	$53,045	$117,031	$105,918
Rapid assay products	32,627	27,397	58,631	52,149
Laboratory and consulting services	47,811	40,367	91,394	76,911
Practice information systems and digital radiography	10,782	7,199	20,477	14,660
Pharmaceutical products	4,472	3,324	8,733	6,574

Net CAG revenue	156,903	131,332	296,266	256,212

Net Water revenue	15,087	14,271	27,153	27,077

FDG revenue:
Production animal products	15,450	10,956	28,403	21,818
Dairy testing products	3,924	4,071	7,706	7,949

Net FDG revenue	19,374	15,027	36,109	29,767

Net revenue	$191,364	$160,630	$359,528	$313,056

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to future revenue growth rates, demand for our products, realizability of assets, warranty expense, share-based compensation expense, and competition. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part II, Item 1A. Risk Factors” in this Form 10-Q. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

 Business Overview

        We operate primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health and dairy quality, which we refer to as the Food Diagnostics Group (“FDG”). CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. CAG is comprised of the following product and service categories: instruments and consumables, rapid assays, reference laboratory and consulting services, practice information management systems and digital radiography, and pharmaceuticals. Water develops, designs, manufactures and distributes products to detect contaminants in water . FDG develops, designs, manufactures and distributes products to detect diseases in production animals and contaminants in dairy products. Other items that are not included in our reportable segments are comprised primarily of share-based compensation costs (effective January 1, 2006), corporate research and development expenses, interest income, and interest expense.

 Critical Accounting Policies and Estimates

        The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the six months ended June 30, 2006 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” except as described below. Also, see Note 2 to the condensed consolidated financial statements for the period ended June 30, 2006 included in this Form 10-Q for additional discussion of share-based compensation costs.

        We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on January 1, 2006. SFAS No. 123(R) requires all share-based compensation to employees, including grants of stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Prior to January 1, 2006, we measured costs related to employee share-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, no employee compensation cost was recognized for these plans during the six months ended June 30, 2005.

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

        In connection with the adoption of SFAS No. 123(R), we adopted the straight-line method to prospectively expense share-based awards granted subsequent to December 31, 2005. The graded-vesting, or accelerated, method has been used to calculate the expense for stock options granted prior to January 1, 2006. If the total fair value of share-based compensation awards, as well as other features that impact expense, including forfeitures and capitalization of costs, was consistent from year-to-year in each of the last five years and through 2010, this change in expense method from graded-vesting to straight-line expensing would yield decreasing annual expense through 2010 until awards granted prior to January 1, 2006 were fully expensed. However, the total fair value of future awards may vary significantly from past awards based on a number of factors, including our share-based award practices. Therefore, share-based compensation expense is likely to fluctuate, possibly significantly, from year to year.

        Selected financial impacts of share-based compensation, excluding the impact of deferred stock units issued under our Director Deferred Compensation Plan or our Executive Deferred Compensation Plan that do not have vesting conditions (which are described in Note 2 to the condensed consolidated financial statements included in this Form 10-Q), are presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Share-based compensation expense included in cost of revenue	$421	$799
Share-based compensation expense included in operating expense	2,248	4,666

Total share-based compensation expense	2,669	5,465

Income tax benefit in net income for share-based compensation expense	(485)	(948)
Income tax benefit in net income for employees' disqualifying dispositions of shares acquired through the exercise of stock options
and employee stock purchase rights	(2)	(25)

Total income tax benefit	(487)	(973)

Net impact of share-based compensation on net income	$2,182	$4,492

Net impact of share-based compensation on:
Earnings per share, basic	$0.07	$0.14
Earnings per share, diluted	0.07	0.14

        Share-based compensation costs are classified in costs of sales and operating expenses consistently with the classification of cash compensation paid to the same employees receiving such share-based compensation. Capitalized share-based employee compensation cost at June 30, 2006 was $0.2 million, which was included in inventory on the consolidated balance sheet.

        The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the three months ended June 30, 2006 and 2005 totaled $0.1 million and $0.7 million, respectively. The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the six months ended June 30, 2006 and 2005 totaled $11.0 million and $15.5 million, respectively. Substantially all of our planned annual share-based compensation awards were granted during the first three months of the year in 2006 and 2005. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at June 30, 2006 was $21.7 million. Approximately $5.4 million is expected to be recognized in the six months ending December 31, 2006 and decreasing amounts of the total expense is expected to be recognized over the subsequent five years, resulting in a weighted average expense period of approximately 2.5 years.

        We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants, and other relevant factors. Our stock price volatility has not varied significantly over the past five years. Lower estimated volatility reduces the fair value of an option. To develop the expected term assumption for 2006 option awards, we elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms. The application of the simplified method is allowable for options granted through December 31, 2007. We will transition to developing expected term assumptions for future awards based on historical experience and other relevant factors concerning expected employee behavior with regards to option exercise. Longer expected term assumptions increase the fair value of option awards, and therefore increase the expense recognized per award.

        The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Expected stock price volatility	N/A	40.0%	30.0%	40.0%
Expected term, in years	N/A	5.8	5.0	5.8
Risk-free interest rate	N/A	3.9%	4.6%	3.9%

        There were no options granted during the three months ended June 30, 2006.

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

        When disqualifying dispositions of incentive stock options occur, the tax benefit related to the option fair value is recognized as either a reduction of the current period tax provision or an increase in additional paid-in capital, as required by SFAS No. 123(R) transitional accounting rules, and depending on the vesting status of awards at the SFAS No. 123(R) adoption date, and the amounts previously expensed under SFAS No. 123(R). Employees’ exercise of vested options and disposition of shares acquired is influenced by the market price of the common stock and other factors outside of our control. The timing and volume of disqualifying dispositions; the vesting status of such exercised options at the date of our adoption of SFAS No. 123(R); and the relationship between the sale price of the common stock, the option exercise price and the option fair value may have a significant, unpredictable impact on our effective tax rate. As the aggregate fair value of outstanding options that has been expensed under SFAS No. 123(R) grows, we expect to recognize increasing tax benefits in net income related to disqualifying dispositions. However, the growth of the aggregate fair value of outstanding options that has been expensed under SFAS No. 123(R) will be limited in future years as a result of changes implemented in 2006 in our share-based compensation programs, under which we have shifted from the grant of stock options only to the grant of a mix of stock options and restricted stock unit awards that have a lower aggregate fair value than was awarded in prior years. Reductions in the fair value of options outstanding are expected to reduce the variability in our effective tax rate.

 Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue

        Total Company. Revenue increased $30.7 million, or 19%, to $191.4 million from $160.6 million for the same period of the prior year. The following table presents revenue by operating segment:

For the Three Months Ended June 30,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
CAG	$156,903	$131,332	$25,571	19.5%	--%	19.5%
Water	15,087	14,271	816	5.7%	0.3%	5.4%
FDG	19,374	15,027	4,347	28.9%	(0.4%)	29.3%

Total Company	$191,364	$160,630	$30,734	19.1%	--%	19.1%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended June 30, 2005 to the quarter ended June 30, 2006.

        Companion Animal Group. Revenue for CAG increased $25.6 million, or 19%, to $156.9 million from $131.3 million for the same period of the prior year. Businesses acquired since April 2005, consisting primarily of veterinary reference laboratories and a digital radiography business, contributed 2% to CAG revenue growth during the period. The following table presents revenue by product and service categories for CAG:

For the Three Months Ended June 30,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Instruments and consumables	$61,211	$53,045	$8,166	15.4%	0.3%	15.1%
Rapid assay products	32,627	27,397	5,230	19.1%	(0.1%)	19.2%
Laboratory and consulting services	47,811	40,367	7,444	18.4%	(0.6%)	19.0%
Practice information systems and digital radiography	10,782	7,199	3,583	49.8%	1.0%	48.8%
Pharmaceutical products	4,472	3,324	1,148	34.5%	--%	34.5%

Net CAG Revenue	$156,903	$131,332	$25,571	19.5%	--%	19.5%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended June 30, 2005 to the quarter ended June 30, 2006.

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

        The increase in sales of instruments and consumables was due mainly to higher unit sales volume. Higher consumables sales volumes were attributable primarily to higher worldwide practice-level sales of slides used with our chemistry analyzers, with all consumables categories benefiting from the continued growth of our installed base of instruments. Increased instrument sales volume resulted mainly from sales of our VetStat™ Electrolyte and Blood Gas Analyzer, which was launched in the third quarter of 2005. The impact from changes in distributors’ inventory levels increased reported revenue growth of instruments and consumables by 1%.

        The increase in sales of rapid assay products was due primarily to increased practice-level sales volume of our combination test, the SNAP® 3Dx® Canine Test, and to higher average unit sales prices of canine products, in part due to less promotional discounting. The impact from changes in distributors’ inventory levels increased reported rapid assay revenue growth by 5%.

        The increase in sales of laboratory and consulting services resulted primarily from higher testing volume, the impact of price increases, and incremental sales attributable to acquisitions since April 2005. Acquired businesses contributed approximately 4% to laboratory and consulting services revenue growth during the period.

        The increase in sales of practice information management systems and digital radiography resulted primarily from increased sales volume. The increase in the number of digital radiography systems sold included sales attributable to a business acquired in the third quarter of 2005, which contributed approximately 19% to practice information management systems and digital radiography revenue growth.

        The increase in sales of pharmaceutical products resulted primarily from increased practice-level demand and, to a lesser extent, from price increases on certain products. We expect pharmaceutical revenue for the second half of 2006, as a percentage of 2005 revenue, to grow at a lower rate of 15% to 18%.

        In December 2005, we received a letter from the U.S. Food and Drug Administration (“FDA”) stating that our new animal drug application (“NADA”) for our long-acting feline antibiotic was incomplete. After conducting a series of studies to address the issues raised by the FDA in this letter, we have decided not to continue to seek FDA approval for this NADA. We do not believe that our failure to obtain this approval will have a material effect on our results of operations. We have tested the goodwill attributable to our pharmaceutical business unit for impairment and, based on the future projections for this business including the continued prospects for applications of our proprietary delivery technologies, determined that there is no impairment of the associated goodwill.

        Water. Revenue for Water increased $0.8 million, or 6%, to $15.1 million from $14.3 million for the same period of the prior year. The increase resulted primarily from higher sales volume in the Americas and Europe. Changes in currency exchange rates did not have a significant impact on Water revenue growth.

        Food Diagnostics Group. Revenue for FDG increased $4.3 million, or 29%, to $19.4 million from $15.0 million for the same period of the prior year. The following table presents revenue by product and service categories for FDG:

For the Three Months Ended June 30,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Production animal products	$15,450	$10,956	$4,494	41.0%	(0.4%)	41.4%
Dairy testing products	3,924	4,071	(147)	(3.6%)	(0.3%)	(3.3%)

Net FDG revenue	$19,374	$15,027	$4,347	28.9%	(0.4%)	29.3%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended June 30, 2005 to the quarter ended June 30, 2006.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of production animal products resulted primarily from higher worldwide livestock and poultry diagnostics sales volume, including, notably, sales in Europe of our products that test for bovine spongiform encephalopathy (“BSE”). The decrease in sales of dairy testing products resulted primarily from the divestiture of the Parallux™ product line in 2005, partly offset by higher unit sales in Asia Pacific.

Gross Profit

        Total Company. Gross profit increased $18.5 million, or 23%, to $99.0 million from $80.6 million for the same period of the prior year. As a percentage of total revenue, gross profit increased to 52% from 50%.

        Share-based compensation expense is not allocated to the reporting segments and therefore has been categorized as “other.” The following table presents gross profit and gross profit percentage by operating segment:

For the Three Months Ended June 30,
Gross Profit (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$78,131	49.8%	$62,825	47.8%	$15,306	24.4%
Water	9,866	65.4%	9,622	67.4%	244	2.5%
FDG	11,460	59.2%	8,128	54.1%	3,332	41.0%
Other	(421)	N/A	--	N/A	(421)	N/A

Total Company	$99,036	51.8%	$80,575	50.2%	$18,461	22.9%

        Companion Animal Group. Gross profit for CAG increased $15.3 million, or 24%, to $78.1 million from $62.8 million for the same period of the prior year primarily due to increased sales volume across the CAG product and service lines and, to a lesser extent, to an increase in the gross profit percentage to 50% from 48%. The gross profit percentage was favorably impacted by lower overall manufacturing and purchased materials costs including lower cost of slides sold for use in our VetTest® chemistry analyzers under the agreement with our supplier, and by relatively higher selling prices, particularly for laboratory and consulting services and rapid assay products. The increases in the gross margin percentage were partly offset by higher freight costs, including fuel surcharges by freight providers.

        Water. Gross profit for Water increased $0.2 million, or 3%, to $9.9 million from $9.6 million for the same period of the prior year due primarily to increased sales volume, partly offset by a decrease in the gross profit percentage to 65% from 67%. The gross profit percentage was unfavorably impacted by higher costs for promotional product provided to customers in connection with the launch of a new product, higher manufacturing and purchased materials costs, and higher freight and distribution costs, partly offset by higher selling prices.

        Food Diagnostics Group. Gross profit for FDG increased $3.3 million, or 41%, to $11.5 million from $8.1 million for the same period of the prior year due primarily to increased sales volume and, to a lesser extent, to an increase in the gross profit percentage to 59% from 54%. The gross profit percentage for the current period was favorably impacted by higher relative sales of higher margin livestock products and by lower net product costs.

Operating Expenses and Operating Income

        Total Company. Total operating expenses increased $10.3 million to $62.0 million from $51.7 million for the same period of the prior year. As a percentage of revenue, operating expenses were approximately constant at 32%. The change in accounting for share-based compensation beginning January 1, 2006 resulted in an increase of $2.2 million in total company operating expenses for the current period. Share-based compensation expense is not allocated to the reporting segments and therefore has been categorized as “other.”

        Operating income increased $8.1 million to $37.0 million from $28.9 million for the prior year. As a percentage of revenue, operating income increased to 19% from 18%. The change in accounting for share-based compensation beginning January 1, 2006 had a negative impact of 1% on reported operating income as a percentage of total company revenue.

        The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended June 30,
Operating Expenses (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$48,630	31.0%	$41,414	31.5%	$7,216	17.4%
Water	3,049	20.2%	3,082	21.6%	(33)	(1.1%)
FDG	6,719	34.7%	6,368	42.4%	351	5.5%
Other	3,612	N/A	825	N/A	2,787	337.8%

Total Company	$62,010	32.4%	$51,689	32.2%	$10,321	20.0%

Operating Income (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$29,501	18.8%	$21,411	16.3%	$8,090	37.8%
Water	6,817	45.2%	6,540	45.8%	277	4.2%
FDG	4,741	24.5%	1,760	11.7%	2,981	169.4%
Other	(4,033)	N/A	(825)	N/A	(3,208)	(388.8%)

Total Company	$37,026	19.3%	$28,886	18.0%	$8,140	28.2%

        Companion Animal Group. Operating expenses for CAG increased $7.2 million, or 17%, to $48.6 million from $41.4 million for the same period of the prior year and, as a percentage of revenue, decreased to 31% from 32%. The increase in operating expenses was attributable to an 11% ($2.5 million) increase in sales and marketing expense, a 34% ($2.4 million) increase in research and development expense, and a 19% ($2.3 million) increase in general and administrative expense. The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded worldwide sales, customer service and marketing headcount and, to a lesser extent, to incremental expenses associated with businesses acquired since April 2005. The increase in research and development expense resulted primarily from increased product development spending related mainly to IDEXX VetLab® instrumentation and, to a lesser extent, to rapid assay and digital radiography products. The increase in general and administrative expense resulted primarily from incremental expenses associated with businesses acquired since April 2005, comprised mainly of amortization expense for intangible assets acquired and incremental general and administrative expenses of a recurring nature to support the acquired businesses. To a lesser extent, higher spending on information technology, facilities, and other general support functions, and higher bad debt expense, also contributed to the increase in general and administrative expense. Increases in general and administrative expenses were partly offset by the favorable impact of changes in exchange rates on foreign currency denominated expenses.

        Water. Operating expenses for Water decreased less than $0.1 million, or 1%, to $3.0 million from $3.1 million for the same period of the prior year and, as a percentage of revenue, decreased to 20% from 22%. There were no significant fluctuations in the nature and amounts of sales and marketing expense, of research and development expense, and of general and administrative expense.

        Food Diagnostics Group. Operating expenses for FDG increased $0.4 million, or 6%, to $6.7 million from $6.4 million for the same period of the prior year and, as a percentage of revenue, decreased to 35% from 42%. The increase in operating expenses was attributable to a 15% ($0.4 million) increase in general and administrative expense and a 3% ($0.1 million) increase in sales and marketing expense, partly offset by a 6% ($0.1 million) decrease in research and development expense. The increase in general and administrative expense resulted primarily from the write-off of certain fixed assets in connection with a strategic decision to continue to manufacture products at our facilities outside of China, rather than in China, for distribution in China, and from higher spending on information technology, facilities, and other general support functions. Increases in general and administrative expenses were partly offset by the favorable impact of changes in exchange rates on foreign currency denominated expenses. There were no significant fluctuations in the nature and amounts of sales and marketing expense and of research and development expense.

        Other. Operating expenses, consisting primarily of the company-wide share-based compensation expense and corporate research and development, increased $2.8 million, to $3.6 million from $0.8 million for the same period of the prior year. This increase is primarily due to the inclusion of share-based compensation expense of $2.2 million in the current period due to the adoption of SFAS No. 123(R) on January 1, 2006. Corporate research and development expense grew mainly due to personnel additions in 2005 to support increased long-term product development activities.

Interest Income, Net

        Net interest income was $0.6 million for the three months ended June 30, 2006 compared to $0.9 million for the three months ended June 30, 2005. The decrease in net interest income was due to lower invested cash and, to a lesser extent, to interest expense incurred on the mortgage assumed in connection with the Westbrook, Maine facility purchase in May 2006, partly offset by higher effective interest rates.

Provision for Income Taxes

        Our effective tax rate was 31.5% for the three months ended June 30, 2006, compared with 33.3% for the three months ended June 30, 2005. The majority of the decrease in our effective tax rate during the three months ended June 30, 2006 related to a reduction of previously recorded international deferred tax liabilities as a result of obtaining certain multi-year tax incentives during the quarter ended June 30, 2006. Other rate reductions resulted from the release of a valuation allowance on international deferred tax assets as a result of a subsidiary demonstrating consistent sustained profitability. These discrete rate-reducing adjustments totaled $1.3 million and were partly offset by the nonrecognition, in the current period, of tax benefits on compensation expense for incentive stock options and employee stock purchase rights that were recognized in accordance with SFAS No. 123(R) effective January 1, 2006 and by the December 31, 2005 expiration of U.S. tax benefits related to research and development expense. We expect our effective tax rate to be 32% to 33% for the twelve months ending December 31, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue

        Total Company. Revenue increased $46.5 million, or 15%, to $359.5 million from $313.1 million for the same period of the prior year. The following table presents revenue by operating segment:

For the Six Months Ended June 30,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
CAG	$296,266	$256,212	$40,054	15.6%	(1.1%)	16.7%
Water	27,153	27,077	76	0.3%	(1.0%)	1.3%
FDG	36,109	29,767	6,342	21.3%	(3.5%)	24.8%

Total Company	$359,528	$313,056	$46,472	14.8%	(1.4%)	16.2%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the six months ended June 30, 2005 to the six months ended June 30, 2006.

        Companion Animal Group. Revenue for CAG increased $40.1 million, or 16%, to $296.3 million from $256.2 million for the same period of the prior year. Businesses acquired since January 2005, consisting primarily of veterinary reference laboratories and a digital radiography business, contributed 2% to CAG revenue growth during the period. The following table presents revenue by product and service categories for CAG:

For the Six Months Ended June 30,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Instruments and consumables	$117,031	$105,918	$11,113	10.5%	(1.4%)	11.9%
Rapid assay products	58,631	52,149	6,482	12.4%	(0.5%)	12.9%
Laboratory and consulting services	91,394	76,911	14,483	18.8%	(1.6%)	20.4%
Practice information systems and digital radiography	20,477	14,660	5,817	39.7%	0.6%	39.1%
Pharmaceutical products	8,733	6,574	2,159	32.8%	--%	32.8%

Net CAG Revenue	$296,266	$256,212	$40,054	15.6%	(1.1%)	16.7%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the six months ended June 30, 2005 to the six months ended June 30, 2006.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of instruments and consumables was due mainly to higher unit sales volume. Higher consumables sales volumes were attributable primarily to higher worldwide practice-level sales of slides used with our chemistry analyzers and, to a lesser extent, to increased domestic practice-level sales of tubes used with our hematology analyzers, with all consumables categories benefiting from the continued growth of our installed base of instruments. To a lesser extent, higher average unit sales prices for slides also contributed to increased revenue. Increased instrument sales volume resulted, in part, from sales of our VetStat™ Electrolyte and Blood Gas Analyzer, which was launched in the third quarter of 2005. The impact from changes in distributors’ inventory levels reduced reported revenue growth of instruments and consumables by 1%.

        The increase in sales of rapid assay products was due primarily to increased practice-level sales volume of our combination test, the SNAP® 3Dx® Canine Test, and to higher average unit sales prices of canine products, in part due to less promotional discounting. The impact from changes in distributors’ inventory levels reduced reported rapid assay revenue growth by 2%.

        The increase in sales of laboratory and consulting services resulted primarily from higher testing volume, and, to a lesser extent, the impact of price increases and incremental sales attributable to acquisitions since January 2005. Acquired businesses contributed approximately 4% to laboratory and consulting services revenue growth during the period.

        The increase in sales of practice information management systems and digital radiography resulted primarily from increased sales volume. The increase in the number of digital radiography systems sold included sales attributable to a business acquired in the third quarter of 2005, which contributed approximately 13% to practice information management systems and digital radiography revenue growth.

        The increase in sales of pharmaceutical products resulted primarily from increased practice-level demand and, to a lesser extent, from price increases on certain products. We expect pharmaceutical revenue for the second half of 2006, as a percentage of 2005 revenue, to grow at a lower rate of 15% to 18%.

        Water. Revenue for Water increased $0.1 million, or less than 1%, to $27.2 million from $27.1 million for the same period of the prior year. The increase resulted primarily from higher relative sales in geographies where products are sold at higher unit prices and higher average unit sales prices in certain geographies, partly offset by lower sales volume. The unfavorable impact of currency exchange rates reduced reported Water revenue growth by 1%.

        Food Diagnostics Group. Revenue for FDG increased $6.3 million, or 21%, to $36.1 million from $29.8 million for the same period of the prior year. The following table presents revenue by product and service categories for FDG:

For the Six Months Ended June 30,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Production animal products	$28,403	$21,818	$6,585	30.2%	(3.9%)	34.1%
Dairy testing products	7,706	7,949	(243)	(3.1%)	(2.4%)	(0.7%)

Net FDG revenue	$36,109	$29,767	$6,342	21.3%	(3.5%)	24.8%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the six months ended June 30, 2005 to the six months ended June 30, 2006.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of production animal products resulted primarily from higher livestock and poultry diagnostics sales volume in Europe and the Americas and, to a lesser extent, higher relative sales in geographies where products are sold at higher unit prices and higher average unit sales prices in certain geographies. Sales of our HerdChek® BSE test products in Europe contributed significantly to the increased sales volume of livestock diagnostics. The decrease in sales of dairy testing products resulted primarily from the divestiture of the Parallux™ product line in 2005, partly offset by higher unit sales in Asia Pacific.

Gross Profit

        Total Company. Gross profit increased $28.4 million, or 18%, to $185.1 million from $156.7 million for the same period of the prior year. As a percentage of total revenue, gross profit increased to 51% from 50%.

        Share-based compensation expense is not allocated to the reporting segments and therefore has been categorized as “other.” The following table presents gross profit and gross profit percentage by operating segment:

For the Six Months Ended June 30,
Gross Profit (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$146,736	49.5%	$122,088	47.7%	$24,648	20.2%
Water	17,827	65.7%	18,099	66.8%	(272)	(1.5%)
FDG	21,297	59.0%	16,468	55.3%	4,829	29.3%
Other	(799)	N/A	--	N/A	(799)	N/A

Total Company	$185,061	51.5%	$156,655	50.0%	$28,406	18.1%

        Companion Animal Group. Gross profit for CAG increased $24.6 million, or 20%, to $146.7 million from $122.1 million for the same period of the prior year due to increased sales volume across the CAG product and service lines and, to a lesser extent, to an increase in the gross profit percentage to 50% from 48%. The gross profit percentage was favorably impacted by lower overall manufacturing and purchased materials costs including lower cost of slides sold for use in our VetTest® chemistry analyzers under the agreement with our supplier, and by relatively higher selling prices, particularly for laboratory and consulting services and rapid assay products. The increases in the gross profit percentage were partly offset by higher freight costs, including fuel surcharges by freight providers.

        Water. Gross profit for Water decreased $0.3 million, or 2%, to $17.8 million from $18.1 million for the same period of the prior year due primarily to a decrease in the gross profit percentage to 66% from 67%. The gross profit percentage was unfavorably impacted by higher costs for promotional product provided to customers in connection with the launch of a new product in the second quarter, increased freight and distribution costs, and higher relative sales of lower margin products, partly offset by higher average unit sales prices.

        Food Diagnostics Group. Gross profit for FDG increased $4.8 million, or 29%, to $21.3 million from $16.5 million for the same period of the prior year due primarily to increased sales volume and, to a lesser extent, to an increase in the gross profit percentage to 59% from 55%. The gross profit percentage was favorably impacted by higher relative sales of higher margin livestock products, and, to a lesser extent, the absence in 2006 of certain discrete costs that occurred in 2005 and higher average unit sales prices. The discrete costs in 2005 comprised integration costs and purchase accounting impacts associated with an acquisition.

Operating Expenses and Operating Income

        Total Company. Total operating expenses increased $19.4 million to $121.1 million from $101.6 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 34% from 32%. The change in accounting for share-based compensation beginning January 1, 2006 resulted in an increase of $4.7 million in total company operating expenses for the current period. Share-based compensation expense is not allocated to the reporting segments and therefore has been categorized as “other.”

        Operating income increased $9.0 million to $64.0 million from $55.0 million for the prior year. As a percentage of revenue, operating income was approximately constant at 18%. The change in accounting for share-based compensation beginning January 1, 2006 had a negative impact of 2% on reported operating income as a percentage of total company revenue.

        The following tables present operating expenses and operating income by operating segment:

For the Six Months Ended June 30,
Operating Expenses (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$94,631	31.9%	$81,789	31.9%	$12,842	15.7%
Water	6,188	22.8%	6,055	22.4%	133	2.2%
FDG	12,885	35.7%	12,130	40.7%	755	6.2%
Other	7,356	N/A	1,657	N/A	5,699	343.9%

Total Company	$121,060	33.7%	$101,631	32.5%	$19,429	19.1%

Operating Income (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$52,105	17.6%	$40,299	15.7%	$11,806	29.3%
Water	11,639	42.9%	12,044	44.5%	(405)	(3.4%)
FDG	8,412	23.3%	4,338	14.6%	4,074	93.9%
Other	(8,155)	N/A	(1,657)	N/A	(6,498)	(392.2%)

Total Company	$64,001	17.8%	$55,024	17.6%	$8,977	16.3%

        Companion Animal Group. Operating expenses for CAG increased $12.8 million, or 16%, to $94.6 million from $81.8 million for the same period of the prior year. As a percentage of revenue, CAG operating expenses were approximately constant at 32%. The increase in operating expenses was attributable to a 20% ($4.7 million) increase in general and administrative expense, a 31% ($4.4 million) increase in research and development expense, and a 9% ($3.7 million) increase in sales and marketing expense. The increase in general and administrative expense resulted primarily from higher spending on information technology, facilities, and other general support functions. To a lesser extent, incremental expenses associated with businesses acquired since January 2005, comprised mainly of amortization expense for intangible assets acquired and general and administrative expenses of a recurring nature to support the acquired businesses, also contributed to the increase in general and administrative expense. Increases in general and administrative expenses were partly offset by the favorable impact of changes in exchange rates on foreign currency denominated expenses. The increase in research and development expense resulted primarily from increased product development spending related primarily to IDEXX VetLab® instrumentation and, to a lesser extent, rapid assay, digital radiography, and pharmaceutical products. The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded worldwide sales, customer service and marketing headcount and, to a lesser extent, increased marketing activities to support revenue growth and from incremental expenses associated with businesses acquired since January 2005. Increases in sales and marketing expense were partly offset by the favorable impact of changes in exchange rates on foreign currency denominated expenses.

        Water. Operating expenses for Water increased $0.1 million, or 2%, to $6.2 million from $6.1 million for the same period of the prior year and, as a percentage of revenue, increased to 23% from 22%. The increase was attributable primarily to a 5% ($0.1 million) increase in general and administrative expense that resulted primarily from higher spending on information technology and other corporate functions and higher compensation and consulting costs, partly offset by the favorable impact of changes in exchange rates on foreign currency denominated expenses. There were no significant fluctuations in the nature and amounts of sales and marketing expense and of research and development expense.

        Food Diagnostics Group. Operating expenses for FDG increased $0.8 million, or 6%, to $12.9 million from $12.1 million for the same period of the prior year and, as a percentage of revenue, decreased to 36% from 41%. The increase in operating expenses was attributable to a 14% ($0.7 million) increase in general and administrative expense and a 5% ($0.3 million) increase in sales and marketing expense, partly offset by a 5% ($0.2 million) decrease in research and development expense. The increase in general and administrative expense resulted primarily from higher spending on information technology, facilities, and other general support functions, and, to a lesser extent, from the write-off of certain fixed assets in connection with a strategic decision to continue to manufacture products at our facilities outside of China, rather than in China, for distribution in China. Increases in general and administrative expenses were partly offset by the favorable impact of changes in exchange rates on foreign currency denominated expenses. The increase in sales and marketing expense resulted primarily from higher personnel-related costs, largely driven by personnel added in 2005 to support our HerdChek® BSE Antigen Test Kit, and strategic marketing activities, partly offset by the favorable impact of changes in exchange rates on foreign currency denominated expenses. The decrease in research and development expense resulted primarily from the consolidation of our European production animal business, including research and development activities, during the second half of 2005.

        Other. Operating expenses, consisting primarily of the company-wide share-based compensation expense and corporate research and development, increased $5.7 million, to $7.4 million from $1.7 million for the same period of the prior year. This increase is primarily due to the inclusion of share-based compensation expense of $4.7 million in the current period due to the adoption of SFAS No. 123(R) on January 1, 2006. Corporate research and development expense grew mainly due to personnel additions in 2005 to support increased long-term product development activities.

Interest Income, Net

        Net interest income was $1.4 million for the six months ended June 30, 2006 and 2005. The impact of higher effective interest rates was substantially offset by lower invested cash balances and, to a lesser extent, to interest expense incurred on the mortgage assumed in connection with the Westbrook, Maine facility purchase in May 2006.

Provision for Income Taxes

        Our effective tax rate was 32.8% for the six months ended June 30, 2006, compared with 33.5% for the six months ended June 30, 2005. The majority of the decrease in our effective tax rate during the six months ended June 30, 2006 related to a reduction of previously recorded international deferred tax liabilities as a result of obtaining certain multi-year tax incentives during the quarter ended June 30, 2006. Other rate reductions resulted from the release of a valuation allowance on international deferred tax assets as a result of a subsidiary demonstrating consistent sustained profitability. These discrete rate-reducing adjustments totaled $1.3 million and were partly offset by the nonrecognition, in the current period, of tax benefits on compensation expense for incentive stock options and employee stock purchase rights that were recognized in accordance with SFAS No. 123(R) effective January 1, 2006 and by the December 31, 2005 expiration of U.S. tax benefits related to research and development expense. We expect our effective tax rate to be 32% to 33% for the twelve months ending December 31, 2006.

 Recent Accounting Pronouncements

        A discussion of recent accounting pronouncements is included in Note 2(p) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Note 1 to the condensed consolidated financial statements included in this Form 10-Q.

 Liquidity and Capital Resources

Liquidity

        We fund the capital needs of our business through cash generated from operations. At June 30, 2006 and December 31, 2005, we had $77.1 million and $132.7 million of cash and cash equivalents and short-term investments, respectively, and working capital of $148.5 million and $192.7 million, respectively.

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

Sources and Uses of Cash

        Cash provided by operating activities was $44.8 million for the six months ended June 30, 2006, compared to $38.1 million for the same period in 2005. The increase in cash provided by operating activities, compared to the same period of the prior year, was due, in part, to increased cash flow from net income. The total of net income and net noncash charges was $54.9 million for the six months ended June 30, 2006, compared to $51.9 million for the same period of the prior year. During the six months ended June 30, 2006, cash decreased $10.1 million due to changes in operating assets and liabilities, compared to $13.8 million for the same period in 2005, resulting in a year-to-year change of $3.6 million. The decrease in cash used by changes in operating assets and liabilities, compared to the same period in 2005, was primarily attributable to $14.8 million of additional cash provided by an increase of accounts payable and accrued liabilities during the six months ended June 30, 2006, partly offset by $10.3 million of incremental cash used to purchase inventory. Reported cash flows from operations were negatively impacted by a change in accounting for the tax benefits from exercises of stock options and disqualifying dispositions of shares acquired in connection with our adoption of SFAS No. 123(R) on January 1, 2006, which reduced reported cash flows from operations by $5.9 million for the six months ended June 30, 2006. For the six months ended June 30, 2006, this portion of the tax benefit on exercises of stock options and disqualifying dispositions of shares was classified as a cash flow from financing activities, whereas the benefit was classified as a cash flow from operating activities in prior years.

        The greater incremental increase in inventories and the incremental cash provided by accounts payable and accrued expenses were primarily due to the timing of VetTest® slide receipts in the first quarter of 2006. Our supplier deferred certain shipments to us of VetTest® slides from the fourth quarter of 2005 to the first quarter of 2006. The incremental increase in cash provided by accrued expenses was also due to the timing of estimated tax payments compared to the same period in 2005. The $2.3 million increase in depreciation and amortization was due primarily to purchases of property and equipment and intangible asset acquisitions during 2005 and the six months ended June 30, 2006.

        Cash of $4.1 million was provided by investing activities for the six months ended June 30, 2006, compared to cash provided of $11.1 million for the same period in 2005. The decrease in cash provided by investing activities for 2006, compared to the same period in 2005, was primarily due to the $11.5 million in cash used for the purchase of land and buildings in 2006. Additionally, during the six months ended June 30, 2006, we used $7.6 million more cash to acquire intangible assets and businesses, compared to the same period of 2005. This incremental decrease is partially offset by the increase in cash provided by net sales of short- and long-term investments of $15.0 million.

        We paid cash of $11.5 million to purchase our Westbrook, Maine facility, $13.8 million to purchase other fixed assets and $0.9 million to acquire rental instruments sold under recourse during the six months ended June 30, 2006. We anticipate total capital expenditures in 2006 of $60 to $65 million, including capital expenditures associated with the purchase of our Westbrook, Maine facility.

        The board of directors has authorized the repurchase of up to 16,000,000 shares of our common stock in the open market or in negotiated transactions. At June 30, 2006, we had 973,000 shares remaining under our share repurchase authorization. See Note 11 to the condensed consolidated statements included in this Form 10-Q for additional information about our share repurchases.

Other Commitments, Contingencies and Guarantees

        Significant commitments, contingencies and guarantees at June 30, 2006 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” and in Note 11 to the consolidated financial statements, except as described below.

        In connection with our acquisition of our Westbrook, Maine facility in May 2006, we assumed a mortgage that is payable in equal monthly installments of approximately $0.1 million through May 1, 2015. Annual mortgage principal payments as of June 30, 2006, based on the fair market value of the mortgage at the assumption date, are as follows (in thousands):

Years Ending December 31,	Amount
2006	$269
2007	675
2008	717
2009	762
2010	809
Thereafter	4,218

$7,450

        The purchase of our Westbrook, Maine facility relieved us from associated future lease commitments. This transaction, partly offset by other transactions whereby we entered into facility lease agreements in the normal course of business, resulted in net reductions to the minimum annual rental obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 in Note 11 to the consolidated financial statements of approximately $0.5 million in 2007 and in 2008, $0.6 million in 2009, and $1.4 million in 2010.

        In connection with the acquisitions of certain businesses and intangible assets during the six months ended June 30, 2006, we agreed to make additional purchase price payments of up to $2.1 million, of which $0.4 million is contingent on the achievement by certain acquired businesses of certain milestones. We also assumed other long-term liabilities of $1.5 million.

        We previously had a 40% equity interest in a joint venture to market production animal diagnostic products in China. In April 2006, we paid $0.6 million to acquire an additional 55% equity interest in the joint venture from our partner. We also committed to pay an additional $0.2 million over two years in consideration for the additional equity. In addition, the joint venture entered into a contract with the joint venture partner where the partner will provide promotional and agency services and will receive sales commissions at rates escalating from 2.5% to 8.5% annually based on sales volume.

        During the three months ended June 30, 2006, we incurred additional commitments to a supplier to purchase approximately $20 million of products through 2009. Should we fail to meet these purchase obligations, we are subject to penalties of ten percent of the sales value of the unpurchased quantities of products that would be required to satisfy the minimum volume commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 15 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.

        The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts with durations of less than 18 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals, as appropriate, and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. At June 30, 2006, we had $1.8 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.9 million in taxes.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1A. Risk Factors

        Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report. The risk factor entitled “Our Sales are Dependent on Distributor Purchasing Patterns” has been revised from the comparable risk factor in our Form 10-Q for the quarter ended March 31, 2006.

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

        We have entered into an agreement with the FDA under which we have agreed, among other things, to perform selected specified lot release and stability testing of our SNAP® beta-lactam dairy-testing products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products.

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

        We currently purchase the slides sold for use in our VetTest® Chemistry Analyzers; our electrolyte instruments, components and consumables; and our VetAutoread™ Hematology Analyzers, components and consumables under agreements with suppliers under which we have minimum purchase obligations. If demand for any of the products purchased under these agreements is insufficient to support our minimum purchase obligations for those products, we could incur losses related to those obligations. In addition, because we purchase the products at predetermined prices, our profits on sales of these products could decline if we are unable to maintain current pricing levels for such products.

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

Our Sales Are Dependent on Distributor Purchasing Patterns

We sell many of our products, including substantially all of the rapid assays and instrument consumables sold in the U.S., through distributors. Distributor purchasing patterns can be unpredictable and may be influenced by factors unrelated to the end-user demand for our products. In addition, our agreements with distributors may generally be terminated by the distributors for any reason on 60 days notice. Because significant product sales are made to a limited number of distributors, the loss of a distributor or unanticipated changes in the frequency, timing or size of distributor purchases, could have a negative effect on our results of operations. Our financial performance, therefore, is subject to an unexpected downturn in product demand and may be unpredictable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended June 30, 2006, we repurchased our shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
April 1, 2006 to April 30, 2006	120,000	$82.76	120,000	1,390,930
May 1, 2006 to May 31, 2006	176,000	78.79	176,000	1,214,930
June 1, 2006 to June 30, 2006	242,000	77.42	242,000	972,930

Total	538,000	$79.06	538,000	972,930

        Our Board of Directors has approved the repurchase of up to 16,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, July 21, 2000, October 20, 2003, October 12, 2004, and October 12, 2005, and does not have a specified expiration date. The repurchases made during the six months ended June 30, 2006 were made in open market transactions. There were no other repurchase plans outstanding during the six months ended June 30, 2006, and no repurchase plans expired during the period.

Item 4. Submission of Matters to a Vote of Security Holders

        Our 2006 Annual Meeting of Stockholders was held on May 10, 2006.

        Nominees William T. End, Barry C. Johnson, PhD and Brian P. McKeon were elected to serve as Class I Directors for three-year terms expiring in 2009. The following Class II Directors of the Company were not up for reelection in 2006 and have three-year terms that expire in 2008: Thomas Craig, Errol B. De Souza, PhD and Rebecca M. Henderson, PhD. The following Class III Directors were not up for reelection and have three-year terms that expire in 2007: Jonathan W. Ayers and Robert J. Murray.

        The results of the voting at the 2006 Annual Meeting of Stockholders (pursuant to a record date of March 20, 2006) were as follows:

(1)	Election of Directors: 29,224,537 shares were voted to elect nominee William T. End as a Class I Director for a three-year term expiring in 2009 and 120,059 shares were voted to withhold authority; 29,223,829 shares were voted to elect nominee Barry C. Johnson, PhD as a Class I Director for a three-year term expiring in 2009 and 122,209 shares were voted to withhold authority; and 29,223,829 shares were voted to elect nominee Brian P. McKeon as a Class I Director for a three-year term expiring in 2009 and 120,767 share were voted to withhold authority. There were no broker non-votes on this proposal.

(2)	Approval of amendment to our Restated Certificate of Incorporation. For: 26,357,887; Against: 2,962,662; Abstain: 24,044; Broker non-votes: 0.

(3)	Ratification of PricewaterhouseCoopers LLP as Independent Public Accountants for the year ending December 31, 2006. For: 29,143,424; Against: 187,331; Abstain: 13,841; Broker non-votes: 0.

Item 6. Exhibits

(a)	Exhibits

3(i)	Restated Certificate of Incorporation, as amended.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/Merilee Raines
Date: August 3, 2006	Merilee Raines Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

3(i)	Restated Certificate of Incorporation, as amended.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.