Form 10-Q
period 2006-09-30
IDEXX LABORATORIES INC /DE
filed 2006-11-01
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

207-556-0300

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 31,298,751 on October 24, 2006.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

INDEX

PART I		FINANCIAL INFORMATION	Page

	Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of September 30, 2006 and
		December 31, 2005	3

		Condensed Consolidated Statements of Operations for the Three and Nine Months
		Ended September 30, 2006 and 2005	4

		Condensed Consolidated Statements of Cash Flows for the Nine Months
		Ended September 30, 2006 and 2005	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition
		and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

	Item 4.	Controls and Procedures	35

PART II		OTHER INFORMATION

	Item 1A.	Risk Factors	35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

	Item 6.	Exhibits	39

SIGNATURES			40

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$50,950	$67,151
Short-term investments	43,641	65,580
Accounts receivable, less reserves of $1,510 and $1,221 in 2006 and 2005,
respectively	79,301	71,688
Inventories	93,242	69,369
Deferred income taxes	13,967	13,778
Other current assets	10,793	11,679

Total current assets	291,894	299,245

Property and Equipment, at cost:
Land and improvements	5,875	1,570
Buildings and improvements	48,002	7,457
Leasehold improvements	11,271	34,645
Machinery and equipment	67,405	58,126
Office furniture and equipment	41,243	35,978
Construction in progress	5,532	5,001

	179,328	142,777
Less accumulated depreciation and amortization	88,163	77,080

Property and equipment, net	91,165	65,697

Other Long-term Assets:
Goodwill and other intangible assets, net	132,723	118,746
Other noncurrent assets, net	9,190	6,988

	141,913	125,734

TOTAL ASSETS	$524,972	$490,676

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$23,193	$19,842
Accrued expenses	21,587	17,756
Accrued employee compensation and related expenses	27,844	27,550
Accrued taxes	17,099	19,960
Accrued marketing and customer programs	16,086	10,751
Warranty reserves	1,818	2,191
Current portion of long-term debt	665	551
Deferred revenue	8,440	7,965

Total current liabilities	116,732	106,566

Long-term Liabilities:
Deferred tax liabilities	4,972	6,026
Long-term debt, net of current portion	6,625	--
Warranty reserves	283	968
Deferred revenue	7,321	7,806
Other long-term liabilities	1,454	--

Total long-term liabilities	20,655	14,800

Commitments and Contingencies (Note 10)	--	--
Partner's Interest in Consolidated Subsidiary	--	300

Stockholders' Equity:
Common stock, $0.10 par value: Authorized: 120,000 and 60,000 shares in
2006 and 2005, respectively; Issued: 46,564 and 45,938 shares in
2006 and 2005, respectively	4,656	4,594
Additional paid-in capital	474,540	437,394
Deferred stock units: Issued 30 and 25 units in 2006 and 2005, respectively	1,806	1,316
Retained earnings	465,942	396,936
Accumulated other comprehensive income	6,588	866
Treasury stock, at cost: (15,313 and 14,118 shares in 2006 and 2005,
respectively)	(565,947)	(472,096)

Total stockholders' equity	387,585	369,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$524,972	$490,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$132,851	$112,874	$388,260	$339,386
Service revenue	54,529	45,195	158,648	131,739

	187,380	158,069	546,908	471,125
Cost of Revenue:
Cost of product revenue	52,029	46,117	158,166	144,227
Cost of service revenue	37,152	30,623	105,482	88,914

	89,181	76,740	263,648	233,141

Gross profit	98,199	81,329	283,260	237,984

Expenses:
Sales and marketing	29,051	24,303	84,668	75,221
General and administrative	20,990	16,360	60,463	47,304
Research and development	13,696	10,543	39,666	30,312

Income from operations	34,462	30,123	98,463	85,147
Interest expense	(159)	(11)	(348)	(47)
Interest income	768	929	2,320	2,339

Income before provision for income taxes and
partner's interest	35,071	31,041	100,435	87,439
Provision for income taxes	10,118	10,547	31,581	29,533
Partner's interest in loss of subsidiary	--	(110)	(152)	(321)

Net income	$24,953	$20,604	$69,006	$58,227

Earnings per Share:
Basic	$0.80	$0.63	$2.19	$1.78

Diluted	$0.76	$0.61	$2.09	$1.70

Weighted Average Shares Outstanding:
Basic	31,210	32,482	31,491	32,686

Diluted	32,731	34,044	33,022	34,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$69,006	$58,227
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	21,737	17,896
Partner's interest in loss of subsidiary	(152)	(321)
Provision for uncollectible accounts	588	1
Deferred income taxes	(4,085)	(1,660)
Share-based compensation expense	8,143	155
Tax benefit from exercises of stock options	(8,747)	5,910
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,493)	(4,511)
Inventories	(23,128)	(3,340)
Other assets	(61)	167
Accounts payable	3,258	3,464
Accrued liabilities	11,669	1,402
Deferred revenue	(323)	(885)

Net cash provided by operating activities	71,412	76,505

Cash Flows from Investing Activities:
Purchases of short- and long-term investments	(66,386)	(53,365)
Sales and maturities of short- and long-term investments	88,400	89,440
Purchases of property and equipment	(21,476)	(16,512)
Purchase of land and buildings	(11,521)	--
Net proceeds from sale of land and building	--	803
Acquisitions of equipment leased to customers	(1,370)	(1,784)
Acquisitions of intangible assets and businesses, net of cash acquired	(9,367)	(6,406)

Net cash provided (used) by investing activities	(21,720)	12,176

Cash Flows from Financing Activities:
Payment of notes payable	(712)	(2,056)
Purchase of treasury stock	(93,832)	(88,800)
Proceeds from exercises of options	18,843	14,941
Excess tax benefit from exercises of stock options	8,747	--

Net cash used by financing activities	(66,954)	(75,915)
Net effect of exchange rates on cash	1,061	(2,154)

Net increase (decrease) in cash and cash equivalents	(16,201)	10,612
Cash and cash equivalents at beginning of period	67,151	47,156

Cash and cash equivalents at end of period	$50,950	$57,768

Supplemental Disclosures of Cash Flow Information:
Interest paid	$400	$40
Income taxes paid	$28,193	$27,137

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

        The accompanying interim condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The condensed balance sheet data as of December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q for the three and nine months ended September 30, 2006, and our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

        In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 requires that the costs associated with unrestricted sabbaticals and other similar benefit arrangements should be recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-2 are effective for fiscal years beginning after December 15, 2006. The provisions of EITF 06-2 shall be applied through a cumulative effect adjustment to retained earnings with the option of retrospective application. We are studying EITF 06-2 and have not yet determined the expected impact of the implementation of this pronouncement.

        In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. The provisions of SFAS No. 157 are required as of the beginning of the first fiscal year beginning after November 15, 2007 and shall generally be applied prospectively. We are studying SFAS No. 157 and have not yet determined the expected impact of the implementation of this pronouncement.

Note 2. Share-Based Compensation

        In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB No. 123” (collectively, “SFAS No. 123, as Amended”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). During 2005 and 2006, the FASB also issued Staff Positions No. FAS 123(R)-1, -2, -3, -4, -5 and -6 to provide application guidance related to SFAS No. 123(R).

        SFAS No. 123(R) requires all share-based compensation to employees, including grants of stock options, to be valued at fair value on the date of grant, and to be expensed over the requisite service period (generally the vesting period). Prior to January 1, 2006, we measured costs related to employee share-based compensation plans in accordance with APB No. 25. Accordingly, no employee compensation cost was recognized for these plans during the three and nine months ended September 30, 2005.

        We adopted the provisions of SFAS No. 123(R) on January 1, 2006 and elected the modified prospective method of transition to the fair-value-based method of accounting for stock-based employee compensation prescribed by SFAS No. 123(R). Effective January 1, 2006, under the modified prospective method, share-based compensation expense includes expense for unvested awards at December 31, 2005 and all awards granted subsequent to December 31, 2005. Share-based compensation expense for the unvested awards outstanding at December 31, 2005 is based on the grant-date fair value previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, as Amended.

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

        We issue new shares of common stock to satisfy option and employee stock purchase right exercises and to settle restricted stock units and deferred stock units. At September 30, 2006, a remaining total of 770,000 shares of common stock was authorized by our shareholders and was available for future grants of share-based compensation.

Financial Impacts of Share-Based Compensation

        Selected financial impacts of share-based compensation, excluding the impact of deferred stock units issued under our Director Deferred Compensation Plan or our Executive Deferred Compensation Plan that do not have vesting conditions (which are described below), are presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Share-based compensation expense included in cost of revenue	$423	$1,222
Share-based compensation expense included in operating expense	2,116	6,782

Total share-based compensation expense	2,539	8,004

Income tax benefit in net income for share-based compensation expense	(412)	(1,360)
Income tax benefit in net income for employees' disqualifying Dispositions of shares
acquired through the exercise of stock options and employee stock purchase rights	(16)	(41)

Total income tax benefit	(428)	(1,401)

Net impact of share-based compensation on net income	$2,111	$6,603

Net impact of share-based compensation on:
Earnings per share, basic	$0.07	$0.21
Earnings per share, diluted	0.06	0.20

        Share-based compensation costs are classified in costs of sales and operating expenses consistently with the classification of cash compensation paid to the employees receiving such share-based compensation. Capitalized share-based employee compensation cost at September 30, 2006 was $0.2 million, which was included in inventory on the consolidated balance sheet.

        Our financial statements for periods ending prior to January 1, 2006 have not been restated or revised. Had compensation cost for the Company’s share-based compensation for the three and nine months ended September 30, 2005 been determined consistent with the provisions of SFAS No. 123, as Amended, the Company’s net income and net income per common share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income:
As reported	$20,604	$58,227
Pro forma share-based employee compensation, net of tax	(2,185)	(6,684)

Pro forma net income	18,419	51,543

Earnings per share:
Basic: as reported	$0.63	$1.78
Basic: pro forma	0.57	1.58
Diluted: as reported	0.61	1.70
Diluted: pro forma	0.54	1.51

        The following table represents cash proceeds from employees’ exercise of stock options and employee stock purchase rights and the reduction of income taxes payable due to employees’ share-based compensation tax events (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Cash proceeds from employee stock purchases and option
exercises under all share-based payment arrangements	$5,598	$5,480	$18,843	$14,941
Reduction of income taxes payable due to employees'
share-based compensation tax events	3,098	2,326	9,942	5,910

        Prior to the adoption of SFAS 123(R), we reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statements of cash flows. SFAS 123(R) requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be reported as financing cash inflows. FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” provides an alternative transitional method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). In accordance with FSP No. FAS 123(R)-3, which we elected, the full amount of tax benefits related to exercises after December 31, 2005 of employee share-based compensation awards that were fully vested as of December 31, 2005 are reported as financing cash inflows. For the nine months ended September 30, 2006, $8.7 million of tax benefits were reported as financing cash inflows rather than operating cash inflows.

        The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the three months ended September 30, 2006 and 2005 totaled $0.6 million and $0.1 million, respectively. The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the nine months ended September 30, 2006 and 2005 totaled $11.6 million and $15.7 million, respectively. The largest portion of our planned annual share-based compensation awards were granted during the first three months of the year in 2006 and 2005. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at September 30, 2006, net of estimated forfeitures, was $17.5 million. Approximately $2.5 million is expected to be recognized in the three months ending December 31, 2006 and decreasing amounts of the total expense are expected to be recognized over the subsequent five years, resulting in a weighted average remaining expense recognition period of approximately 1.7 years.

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

        The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Expected stock price volatility	N/A	40.0%	30.0%	40.0%
Expected term, in years	N/A	5.8	5.0	5.8
Risk-free interest rate	N/A	4.3%	4.6%	4.2%
Weighted average fair value of options granted	N/A	$28.09	$26.78	$25.17

        There were no options granted during the three months ended September 30, 2006.

        A summary of the status of options granted under our share-based compensation plans at September 30, 2006 and changes during the nine-month period then ended are presented in the table below (in thousands, except weighted average exercise price):

	Total		Exercisable
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding December 31, 2005	3,747	$35.17	1,707	$26.64
Granted	165	76.67
Exercised	(599)	28.60
Forfeited	(96)	50.90

Outstanding September 30, 2006	3,217	$38.06	1,829	$30.07

        The aggregate intrinsic value of all outstanding options and of exercisable options at September 30, 2006 was $170.8 million and $111.7 million, respectively. Intrinsic value represents the amount by which the market price of the common stock exceeded the exercise price of the options, before applicable income taxes. The closing sale price of the common stock was $91.14 and $71.98 on the last business days of the periods ended September 30, 2006 and December 31, 2005, respectively. During the three months ended September 30, 2006 and 2005, the total intrinsic value of stock options exercised was $10.2 million and $7.3 million, respectively. During the nine months ended September 30, 2006 and 2005, the total intrinsic value of stock options exercised was $31.6 million and $18.7 million, respectively.

        The total fair value of options vested during the three months ended September 30, 2006 and 2005 was $0.7 million and $1.2 million, respectively. The total fair value of options vested during the nine months ended September 30, 2006 and 2005 was $12.6 million and $12.1 million, respectively.

        The following summarizes information about all stock options issued and outstanding at September 30, 2006 (in thousands, except exercise price and per share amounts):

		Options Outstanding			Options Exercisable
Exercise Price Range		Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Number of Options	Weighted Average Exercise Price
$13.69 -	$25.20	1,020	$22.75	4.2	925	$22.50
26.63 -	34.27	921	30.68	5.7	565	30.05
34.98 -	57.31	1,080	52.44	7.7	308	49.83
57.32 -	76.67	197	73.07	6.7	31	59.81

$13.69 -	$76.67	3,217	$38.06	6.0	1,829	$30.07

        The weighted average remaining contractual life of exercisable options at September 30, 2006 was 5.2 years.

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

        Effective July 1, 2005, we amended our employee stock purchase plan to eliminate the look-back option feature and to change the subscription period from six months to three months. The fair value of purchase rights under the revised program equals the 15% discount from the market price at the exercise date, which is the last day of the subscription period.

        The following summarizes information about purchase rights issued under the employee stock purchase plan (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Number of purchase rights issued	7	8	24	32
Fair value per purchase right issued	$13.67	$10.03	$12.66	$12.63

Restricted and Other Deferred Stock Units With Vesting Conditions

        Restricted stock unit awards to employees either vest ratably over five years on each anniversary of the date of grant, or vest on the third anniversary of the date of grant. Vesting is conditional on continuous service. Shares of common stock are issued to the employee upon vesting of restricted stock units. Upon any change in control of the company, 25% of the unvested restricted stock units then outstanding under the 2003 Stock Incentive Plan will vest. Deferred stock units with vesting conditions awarded to non-employee directors vest fully on the first anniversary of the date of grant. Except upon a change in control, as defined in the Director Deferred Compensation Plan, or certain limited circumstances, all deferred stock units will be exchanged for an equivalent number of shares of common stock one year following a director’s resignation or retirement. Upon a change in control, unvested deferred stock units vest immediately.

        The fair values of restricted and deferred stock units with vesting conditions are based on the closing sale price of the common stock on the date of grant. We use historical data and other factors to estimate employee termination behavior and to evaluate whether particular groups of employees have significantly different forfeiture behaviors. Share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. The estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.

        The weighted average fair value per unit of restricted stock units granted during the three and nine months ended September 30, 2006 was $92.34 and $77.80, respectively. The weighted average fair value per unit of deferred stock units with vesting conditions granted during the nine months ended September 30, 2006 was $77.47. There were no deferred stock units with vesting conditions granted during the three months ended September 30, 2006.

        A summary of the status of restricted and other deferred stock units with vesting conditions granted under our share-based compensation plans at September 30, 2006, and changes during the period then ended, are presented in the table below (in thousands, except weighted average exercise price):

Number of Units
Outstanding December 31, 2005	--
Granted	88
Settled	--
Forfeited	(3)

Outstanding September 30, 2006	85

        The weighted average remaining contractual life of outstanding restricted stock units at September 30, 2006 was 2.4 years.

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

        During the three and nine months ended September 30, 2006, approximately 1,000 deferred stock units valued at less than $0.1 million and 8,000 deferred stock units valued at $0.6 million were issued, respectively. During the three and nine months ended September 30, 2005, approximately 1,000 deferred stock units valued at less than $0.1 million and 11,000 deferred stock units valued at $0.6 million were issued, respectively.

        During the nine months ended September 30, 2006, approximately 2,000 shares of common stock were issued to settle deferred stock units.

Note 3. Business Acquisitions

        In 2005, we paid cash of $5.5 million and assumed liabilities of $0.7 million to acquire certain assets of veterinary reference laboratories in Switzerland, the UK, Germany, France and the U.S. Goodwill and other intangible assets of $2.1 million and $2.8 million, respectively, were assigned to the Companion Animal Group segment.

        In September 2005, we paid cash of $2.0 million and assumed liabilities of $1.3 million to acquire the business of a Georgia-based veterinary-specific digital radiography systems company. Intangible assets of $4.6 million were assigned to the Companion Animal Group segment. We also agreed to make additional purchase price payments of up to $2.3 million, contingent on the achievement by the acquired business of certain milestones. During May 2006, we paid $0.5 million of the contingent purchase price.

        During the three months ended March 31, 2006, we paid aggregate cash consideration of $0.6 million to acquire certain assets of a veterinary reference laboratory located in the United States. In addition, we paid $0.1 million during the three months ended September 30, 2006 upon the achievement by the acquired business of certain milestones. Intangible assets other than goodwill of $0.8 million were assigned to the Companion Animal Group segment.

        During the three months ended June 30, 2006, we paid cash of $6.8 million, in separate transactions, to acquire certain intangible assets of a veterinary practice information management software company and certain assets of a veterinary reference laboratory located in the United States, and to acquire certain intellectual property and distribution rights from a diagnostics company based in Australia. We also assumed other long-term liabilities of $1.5 million. We agreed to make additional purchase price payments of up to $2.1 million, of which $0.3 million is contingent on the achievement by certain acquired businesses of specified milestones. A certain seller is further required to be employed by IDEXX for three years following the acquisition date in order to satisfy the conditions related to $0.2 million of contingent consideration and such consideration will be recognized as compensation expense when management deems payment to be probable. At June 30, 2006 we preliminarily recorded intangible assets other than goodwill of $9.6 million. During the three months ended September 30, 2006, we revised the purchase price allocations and recognized goodwill and other intangible assets of $2.0 million and $6.5 million, respectively, related to the acquisitions during the three months ended June 30, 2006, net of certain other purchase accounting adjustments from other transactions. The purchase price allocations are subject to finalization of the valuations of certain assets and liabilities.

        During the three months ended September 30, 2006, we paid cash of $1.0 million to acquire certain assets of veterinary reference laboratories located in South Africa. We agreed to make additional purchase price payments of up to $0.8 million, of which $0.6 million is contingent on the achievement by the acquired businesses of specified milestones and the requirements that certain sellers be employees or consultants of IDEXX for two years following the acquisition date. Contingent payments will be recognized as compensation and consulting expense when management deems payment to be probable. The final purchase price allocations are subject to finalization of the valuations of certain assets and liabilities. We preliminarily recorded goodwill and other intangible assets of $0.7 million and $0.3 million, respectively, which were assigned to the Companion Animal Group segment.

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

Note 4. Inventories

        Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$31,115	$22,517
Work-in-process	12,901	10,583
Finished goods	49,226	36,269

	$93,242	$69,369

Note 5. Goodwill and Other Intangible Assets

        Goodwill consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Companion Animal Group Segment:
Rapid Assay	$1,952	$--
Laboratory and consulting	53,915	51,311
Practice information management systems and digital radiography	1,453	1,453
Pharmaceuticals	13,745	13,745
Other goodwill	116	113
Water Segment:
Water testing	16,525	15,184
Food Diagnostics Group Segment:
Production animal	6,657	6,321

	$94,363	$88,127

        During the three and nine months ended September 30, 2006, we recognized goodwill related to business acquisitions and other purchase accounting adjustments. See Note 3 for additional information. The remaining changes in goodwill during the three and nine months ended September 30, 2006 resulted primarily from changes in foreign currency exchange rates.

        Intangible assets other than goodwill consisted of the following (in thousands):

	September 30, 2006		December 31, 2005
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Customer relationships and lists	$19,924	$3,015	$15,814	$1,878
Patented technologies	10,311	2,604	5,810	1,934
Unlicensed technologies	9,553	4,361	9,168	3,193
Licenses	8,440	2,559	3,800	1,757
Non-compete agreements and contractual rights	4,004	1,617	5,607	1,073
Tradenames and trademarks	359	75	294	39

	$52,591	$14,231	$40,493	$9,874

        During the three and nine months ended September 30, 2006, we recognized amortizable intangible assets related to business acquisitions and other purchase accounting adjustments. See Note 3 for additional information. The remaining changes in the cost of intangible assets other than goodwill during the three and nine months ended September 30, 2006 resulted primarily from changes in foreign currency exchange rates.

        Amortization expense of intangible assets was $1.3 million and $3.9 million for the three and nine months ended September 30, 2006, respectively. Amortization expense of intangible assets was $1.0 million and $2.9 million for the three and nine months ended September 30, 2005, respectively.

Note 6. Warranty Reserves

        We provide for the estimated cost of product warranties in cost of product revenue at the time revenue is recognized. Our actual warranty obligation is affected by product failure rates and service costs incurred in correcting a product failure. Should actual product failure rates or service costs differ from management’s estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve for products sold to customers for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Balance, beginning of period	$2,764	$3,207	$3,159	$3,679
Provision for warranty expense	264	547	1,134	2,085
Change in estimate of prior warranty expense	(304)	(109)	(423)	(339)
Settlement of warranty liability	(623)	(816)	(1,769)	(2,596)

Balance, end of period	2,101	2,829	2,101	2,829
Long-term portion	283	715	283	715

Current portion of warranty reserves	$1,818	$2,114	$1,818	$2,114

Note 7. Income Taxes

        Our effective tax rates for the three and nine months ended September 30, 2006 were 28.9% and 31.4%, respectively, compared with 33.9% and 33.7% for the three and nine months ended September 30, 2005, respectively.

        The decrease in our effective tax rate for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, was due, in part, to a reduction in previously accrued taxes resulting from the expiration of various statutes of limitations during the quarter ended September 30, 2006. These rate-reducing adjustments were partly offset by the nonrecognition, in the current period, of tax benefits on compensation expense for incentive stock options and employee stock purchase rights that were recognized in accordance with SFAS No. 123(R) effective January 1, 2006 and by the December 31, 2005 expiration of U.S. tax benefits related to research and development expense.

        In addition to the matters discussed above, the decrease in our effective tax rate for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, was also attributable to a reduction of previously recorded international deferred tax liabilities as a result of obtaining certain tax incentives and to the release of a valuation allowance on international deferred tax assets as a result of a subsidiary demonstrating consistent sustained profitability.

Note 8. Comprehensive Income

        The following is a summary of comprehensive income for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$24,953	$20,604	$69,006	$58,227
Other comprehensive income (loss):
Foreign currency translation adjustments	1,947	(1,421)	7,145	(11,503)
Change in fair value of foreign currency
contracts classified as hedges, net of tax	845	(114)	(1,469)	3,713
Change in fair market value of
investments, net of tax	8	26	46	7

Comprehensive income	$27,753	$19,095	$74,728	$50,444

Note 9. Earnings per Share

        The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	31,180	32,458	31,461	32,664
Weighted average vested deferred stock units
outstanding	30	24	30	22

	31,210	32,482	31,491	32,686

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	31,210	32,482	31,491	32,686
Dilutive effect of options issued to employees
and directors	1,503	1,562	1,520	1,497
Dilutive effect of restricted stock units
issued to employees	11	--	6	--
Dilutive effect of nonvested deferred stock
units issued to directors	7	--	5	--

	32,731	34,044	33,022	34,183

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

        Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average number of shares underlying
anti-dilutive options	154	--	136	35
Weighted average exercise price per underlying
share of anti-dilutive options	$76.67	$--	$76.57	$61.01

        The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	September 30, 2006	September 30, 2005
Closing price per share of our common stock	$91.14	$66.88

Number of shares underlying options with exercise prices below the closing price	3,217	3,920
Number of shares underlying options with exercise prices equal to or above the closing price	--	--

Total number of shares underlying outstanding options	3,217	3,920

Note 10. Commitments, Contingencies and Guarantees

        Significant commitments, contingencies and guarantees at September 30, 2006 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 in Note 11 to the consolidated financial statements, except as described below and in Note 3.

        In May 2006, we acquired our Westbrook, Maine facility. We paid cash of $11.5 million and assumed a mortgage that had a face value of $6.5 million and a stated interest rate of the mortgage was 9.875%. We recognized the mortgage at a fair market value of $7.5 million, based on an effective market interest rate of 6.05%. The mortgage is payable in equal monthly installments of approximately $0.1 million through May 1, 2015. Annual mortgage principal payments as of September 30, 2006, based on the fair market value of the mortgage at the assumption date, are as follows (in thousands):

Years Ending December 31,	Amount
2006	$109
2007	675
2008	717
2009	762
2010	809
Thereafter	4,218

$7,290

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

        In October 2005, our former supplier of VetAutoread™ Hematology Analyzers and consumables sold this business (including the human hematology testing products division) and we simultaneously entered into a new supply agreement for these products with the acquirer of the business. Under this new supply agreement, we received fixed pricing on certain products through December 31, 2020, among other benefits. In partial consideration for this new supply agreement, we paid cash of $2.5 million to the acquirer and guaranteed the acquirer’s note (the “Note”) in the principal amount of $3.5 million given to our former supplier in partial consideration for the business. The acquirer is obligated to pay the Note through quarterly principal and interest payments through 2008 and to pay the remaining balance in 2008. We are obligated to make a second payment of $1.25 million upon the achievement of certain milestones by the acquirer, which we expect to occur in approximately 2008, and a third payment of $1.25 million twelve months later. Our obligations to make the second and third payments are subject to the acquirer’s payment of all amounts under the Note and the release of our guaranty. We recorded the fair value of the guaranty of $0.5 million and recognized the associated assets as of the effective date of the agreements. During the nine months ended September 30, 2006, we reduced the fair value of the guaranty by $0.1 million as a result of the acquirer’s principal payments.

        During the three months ended June 30, 2006, we incurred additional commitments to a supplier to purchase approximately $20 million of products through 2009. Should we fail to meet these purchase obligations, we are subject to penalties of ten percent of the sales value of the unpurchased quantities of products that would be required to satisfy the minimum volume commitments.

Note 11. Treasury Stock

        The board of directors has authorized the repurchase of up to 16,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to September 30, 2006, we repurchased 15,143,000 shares for $559.9 million. At September 30, 2006, we had 857,000 shares remaining under our share repurchase authorization. From the inception of the program in August 1999 to September 30, 2006, we also received 171,000 shares of stock with a market value of $6.0 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, vesting of restricted stock units and settlement of deferred stock units, and in payment for the exercise price of stock options.

        Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Increase in the number of treasury shares	116	596	1,195	1,493
Total cost of treasury shares	$8,609	$38,409	$93,851	$88,800
Average cost per share	$74.51	$64.50	$78.53	$59.47

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

        The following is the segment information (in thousands):

	For the Three Months Ended September 30,
	CAG	Water	FDG	Other	Consolidated Total
2006
Revenues	$153,058	$16,579	$17,743	$--	$187,380

Income (loss) from operations	$26,436	$7,843	$4,153	$(3,970)	$34,462

Interest income, net					609

Income before provisions for
income taxes and partner's interest					35,071
Provision for income taxes					10,118
Partner's interest in loss of subsidiary					-

Net income					$24,953

2005
Revenues	$128,676	$15,077	$14,316	$--	$158,069

Income (loss) from operations	$21,303	$7,276	$2,518	$(974)	$30,123

Interest income, net					918

Income before provisions for
income taxes and partner's interest					31,041
Provision for income taxes					10,547
Partner's interest in loss of subsidiary					(110)

Net income					$20,604

	For the Nine Months Ended September 30,
	CAG	Water	FDG	Other	Consolidated Total
2006
Revenues	$449,324	$43,732	$53,852	$--	$546,908

Income (loss) from operations	$78,541	$19,482	$12,565	$(12,125)	$98,463

Interest income, net					1,972

Income before provisions for
income taxes and partner's interest					100,435
Provision for income taxes					31,581
Partner's interest in loss of subsidiary					(152)

Net income					$69,006

2005
Revenues	$384,888	$42,154	$44,083	$--	$471,125

Income (loss) from operations	$61,602	$19,320	$6,856	$(2,631)	$85,147

Interest income, net					2,292

Income before provisions for
income taxes and partner's interest					87,439
Provision for income taxes					29,533
Partner's interest in loss of subsidiary					(321)

Net income					$58,227

Revenues by product and service categories were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
CAG revenue:
Instruments and consumables	$60,295	$52,438	$177,326	$158,356
Rapid assay products	30,181	25,291	88,812	77,440
Laboratory and consulting services	47,893	39,987	139,287	116,898
Practice information management systems and digital radiography	10,287	7,166	30,764	21,826
Pharmaceutical products	4,402	3,794	13,135	10,368

Net CAG revenue	153,058	128,676	449,324	384,888

Net Water revenue	16,579	15,077	43,732	42,154

FDG revenue:
Production animal products	13,907	10,558	42,310	32,376
Dairy testing products	3,836	3,758	11,542	11,707

Net FDG revenue	17,743	14,316	53,852	44,083

Net revenue	$187,380	$158,069	$546,908	$471,125

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

 Critical Accounting Policies and Estimates

        The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the nine months ended September 30, 2006 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” except as described below. Also, see Note 2 to the condensed consolidated financial statements for the period ended September 30, 2006 included in this Form 10-Q for additional discussion of share-based compensation costs.

        We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on January 1, 2006. SFAS No. 123(R) requires all share-based compensation to employees, including grants of stock options, to be valued at fair value on the date of grant, and to be expensed over the requisite service period (generally the vesting period). Prior to January 1, 2006, we measured costs related to employee share-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Accordingly, no employee compensation cost was recognized for these plans during the nine months ended September 30, 2005.

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

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Share-based compensation expense included in cost of revenue	$423	$1,222
Share-based compensation expense included in operating expense	2,116	6,782

Total share-based compensation expense	2,539	8,004

Income tax benefit in net income for share-based compensation expense	(412)	(1,360)
Income tax benefit in net income for employees' disqualifying dispositions of shares acquired through the exercise of stock options
and employee stock purchase rights	(16)	(41)

Total income tax benefit	(428)	(1,401)

Net impact of share-based compensation on net income	$2,111	$6,603

Net impact of share-based compensation on:
Earnings per share, basic	$0.07	$0.21
Earnings per share, diluted	0.06	0.20

        Share-based compensation costs are classified in costs of sales and operating expenses consistently with the classification of cash compensation paid to the employees receiving such share-based compensation. Capitalized share-based employee compensation cost at September 30, 2006 was $0.2 million, which was included in inventory on the consolidated balance sheet.

        The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the three months ended September 30, 2006 and 2005 totaled $0.6 million and $0.1 million, respectively. The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the nine months ended September 30, 2006 and 2005 totaled $11.6 million and $15.7 million, respectively. The largest portion of our planned annual share-based compensation awards were granted during the first three months of the year in 2006 and 2005. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at September 30, 2006, net of estimated forfeitures, was $17.5 million. Approximately $2.5 million is expected to be recognized in the three months ending December 31, 2006 and decreasing amounts of the total expense are expected to be recognized over the subsequent five years, resulting in a weighted average remaining expense recognition period of approximately 1.7 years.

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

        The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Expected stock price volatility	N/A	40.0%	30.0%	40.0%
Expected term, in years	N/A	5.8	5.0	5.8
Risk-free interest rate	N/A	4.3%	4.6%	4.2%

        There were no options granted during the three months ended September 30, 2006.

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

 Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue

        Total Company. Revenue increased $29.3 million, or 19%, to $187.4 million from $158.1 million for the same period of the prior year. The following table presents revenue by operating segment:

For the Three Months Ended September 30,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
CAG	$153,058	$128,676	$24,382	18.9%	1.0%	17.9%
Water	16,579	15,077	1,502	10.0%	1.8%	8.2%
FDG	17,743	14,316	3,427	23.9%	2.8%	21.1%

Total Company	$187,380	$158,069	$29,311	18.5%	1.2%	17.3%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended September 30, 2005 to the quarter ended September 30, 2006.

        Companion Animal Group. Revenue for CAG increased $24.4 million, or 19%, to $153.1 million from $128.7 million for the same period of the prior year. Businesses acquired since July 2005, consisting primarily of veterinary reference laboratories, a digital radiography business, and intellectual property and distribution rights of a veterinary diagnostics business, contributed 3% to CAG revenue growth. The following table presents revenue by product and service categories for CAG:

For the Three Months Ended September 30,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Instruments and consumables	$60,295	$52,438	$7,857	15.0%	1.5%	13.5%
Rapid assay products	30,181	25,291	4,890	19.3%	0.2%	19.1%
Laboratory and consulting services	47,893	39,987	7,906	19.8%	1.1%	18.7%
Practice information management systems and digital radiography	10,287	7,166	3,121	43.6%	1.0%	42.6%
Pharmaceutical products	4,402	3,794	608	16.0%	--%	16.0%

Net CAG Revenue	$153,058	$128,676	$24,382	18.9%	1.0%	17.9%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended September 30, 2005 to the quarter ended September 30, 2006.

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

        Where growth rates are affected by changes in end-user demand, we refer to the impact of practice-level sales on growth. Where growth rates are affected by distributor purchasing dynamics, we refer to the impact of changes in distributors’ inventories. If during the comparable period of the prior year, distributors’ inventories grew by more than those inventories grew in the current year, then changes in distributors’ inventories have a negative impact on our reported sales growth in the current period. Conversely, if during the comparable period of the prior year, distributors’ inventories grew by less than those inventories grew in the current year, then distributors’ inventories have a positive impact on our reported sales growth in the current period.

        The increase in sales of instruments and consumables was due mainly to higher unit sales volume. Higher consumables sales volumes were attributable primarily to higher worldwide practice-level sales of slides used with our chemistry analyzers, with all consumables categories benefiting from the continued growth of our installed base of instruments. Increased instrument sales volume resulted mainly from sales of LaserCyte® Hematology Analyzers and, to a lesser extent, VetStat™ Electrolyte and Blood Gas Analyzers. To a lesser extent, higher average unit sales prices for slides also contributed to increased revenue. The impact from changes in distributors’ inventory levels increased reported revenue growth of instruments and consumables by 2%.

        The increase in practice-level sales of rapid assay products was due primarily to increased sales volume of canine products and, to a lesser extent, higher average unit sales prices of canine products and incremental sales arising from distribution rights acquired during the second quarter of 2006. Higher average unit sales prices of canine products resulted, in part, from less promotional discounting and from higher relative sales of combination test products. The impact from changes in distributors’ inventory levels increased reported rapid assay revenue growth by 10% and we therefore do not interpret the reported growth of rapid assay sales during the period to be indicative of the underlying demand for the products.

        The increase in sales of laboratory and consulting services resulted primarily from higher testing volume and, to a lesser extent, the impact of price increases and incremental sales attributable to acquisitions since July 2005. Acquired businesses contributed approximately 4% to laboratory and consulting services revenue growth during the period.

        The increase in sales of practice information management systems and digital radiography resulted primarily from an increase in the number of digital radiography systems sold. Digital radiography sales volume growth was due primarily to sales attributable to a business acquired in the third quarter of 2005, which contributed approximately 22% to practice information management systems and digital radiography revenue growth, and to sales of the IDEXX-DR™ 1417 Digital Radiography System, which became commercially available during the third quarter of 2006. To a lesser extent, revenue growth was also due to higher average sales prices that resulted from the impact of price increases for support services for our practice information management systems.

        The increase in sales of pharmaceutical products resulted primarily from increased practice-level demand and price increases, largely for PZI VET®, our insulin product for the treatment of diabetic cats.

        Water. Revenue for Water increased $1.5 million, or 10%, to $16.6 million from $15.1 million for the same period of the prior year. The increase resulted primarily from higher worldwide sales volume, partly offset by lower average unit sales prices attributable to both higher relative sales in geographies where products are sold at lower average unit sales prices and greater price competition in certain geographies. The favorable impact of currency exchange rates increased reported Water revenue growth by 2%.

        Food Diagnostics Group. Revenue for FDG increased $3.4 million, or 24%, to $17.7 million from $14.3 million for the same period of the prior year. The following table presents revenue by product and service categories for FDG:

For the Three Months Ended September 30,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Production animal products	$13,907	$10,558	$3,349	31.7%	3.3%	28.4%
Dairy testing products	3,836	3,758	78	2.1%	1.4%	0.7%

Net FDG revenue	$17,743	$14,316	$3,427	23.9%	2.8%	21.1%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended September 30, 2005 to the quarter ended September 30, 2006.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of production animal products resulted primarily from higher worldwide livestock diagnostics sales volume, including, notably, sales in Europe of our HerdChek® products that test for transmissible spongiform encephalopathies (“TSEs”).

Gross Profit

        Total Company. Gross profit increased $16.9 million, or 21%, to $98.2 million from $81.3 million for the same period of the prior year. As a percentage of total revenue, gross profit increased to 52% from 51%.

        Share-based compensation expense is not allocated to the reporting segments and therefore has been categorized as “other.” The following table presents gross profit and gross profit percentage by operating segment:

For the Three Months Ended September 30,
Gross Profit (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$76,739	50.1%	$62,926	48.9%	$13,813	22.0%
Water	11,026	66.5%	10,226	67.8%	800	7.8%
FDG	10,856	61.2%	8,177	57.1%	2,679	32.8%
Other	(422)	N/A	--	N/A	(422)	N/A

Total Company	$98,199	52.4%	$81,329	51.5%	$16,870	20.7%

        Companion Animal Group. Gross profit for CAG increased $13.8 million, or 22%, to $76.7 million from $62.9 million for the same period of the prior year due to increased sales volume across the CAG product and service categories and to an increase in the gross profit percentage to 50% from 49%. The gross profit percentage was favorably impacted by our lower cost of slides sold for use in VetTest® Chemistry Analyzers under the agreement with our supplier and by higher average sales prices. The increase in the gross margin percentage was partly offset by higher relative sales of lower margin products and services.

        Water. Gross profit for Water increased $0.8 million, or 8%, to $11.0 million from $10.2 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 67% from 68%. The gross profit percentage was unfavorably impacted by higher manufacturing and purchased materials costs, higher costs for promotional product provided to customers in connection with the launch of a new product, and lower average unit sales prices. The decrease in the gross profit percentage was partly offset by the absence of certain discrete manufacturing and inventory costs that occurred in 2005.

        Food Diagnostics Group. Gross profit for FDG increased $2.7 million, or 33%, to $10.9 million from $8.2 million for the same period of the prior year due primarily to increased sales volume and, to a lesser extent, to an increase in the gross profit percentage to 61% from 57%. The gross profit percentage for the current period was favorably impacted by higher relative sales of higher margin products, lower net product costs, and the absence in 2006 of certain discrete costs that occurred in 2005. The discrete costs in 2005 comprised integration costs and purchase accounting impacts associated with an acquisition. The increase in the gross profit percentage was partly offset by lower average unit sales prices and by foreign exchange hedge contract losses, net of the favorable impact of foreign currency rates on sales denominated in those currencies.

Operating Expenses and Operating Income

        Total Company. Total operating expenses increased $12.5 million to $63.7 million from $51.2 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 34% from 32%. The change in accounting for share-based compensation beginning January 1, 2006 resulted in an increase of $2.1 million, or 4%, in total company operating expenses for the current period. Share-based compensation expense is not allocated to the reporting segments and therefore has been categorized as “other.”

        Operating income increased $4.3 million to $34.5 million from $30.1 million for the prior year. As a percentage of revenue, operating income decreased to 18% from 19%. The change in accounting for share-based compensation beginning January 1, 2006 had a negative impact of 1% on reported operating income as a percentage of total company revenue.

        The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended September 30,
Operating Expenses (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$50,303	32.8%	$41,623	32.3%	$8,680	20.9%
Water	3,183	19.2%	2,950	19.6%	233	7.9%
FDG	6,703	37.8%	5,659	39.5%	1,044	18.5%
Other	3,548	N/A	974	N/A	2,574	264.6%

Total Company	$63,737	34.0%	$51,206	32.4%	$12,531	24.5%

Operating Income (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$26,436	17.3%	$21,303	16.6%	$5,133	24.1%
Water	7,843	47.3%	7,276	48.3%	567	7.8%
FDG	4,153	23.4%	2,518	17.6%	1,635	64.9%
Other	(3,970)	N/A	(974)	N/A	(2,996)	(308.0%)

Total Company	$34,462	18.4%	$30,123	19.1%	$4,339	14.4%

        Companion Animal Group. Operating expenses for CAG increased $8.7 million, or 21%, to $50.3 million from $41.6 million for the same period of the prior year and, as a percentage of revenue, increased to 33% from 32%. The increase in operating expenses was attributable to an 18% ($3.7 million) increase in sales and marketing expense, a 21% ($2.8 million) increase in general and administrative expense, and a 28% ($2.2 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded worldwide sales, marketing and customer service headcount and to higher sales commissions as a result of revenue performance. To a lesser extent, incremental expenses associated with businesses acquired since July 2005 also contributed to the increase in sales and marketing expense. The increase in general and administrative expense resulted primarily from higher spending on information technology and other general support functions. To a lesser extent, incremental expenses associated with businesses acquired since July 2005, including amortization expense for intangible assets acquired and incremental general and administrative expenses of a recurring nature to support the acquired businesses, also contributed to the increase in general and administrative expense. The increase in research and development expense resulted primarily from increased product development spending related mainly to IDEXX VetLab® instrumentation and, to a lesser extent, to rapid assay and digital radiography products.

        Water. Operating expenses for Water increased $0.2 million, or 8%, to $3.2 million from $3.0 million for the same period of the prior year and, as a percentage of revenue, decreased to 19% from 20%. The increase in operating expenses was attributable to a 12% ($0.1 million) increase in general and administrative expense and a 7% ($0.1 million) increase in sales and marketing expense. The increase in general and administrative expense resulted primarily from costs incurred to consolidate our office and production facilities based in the United Kingdom into a single facility and from higher spending on information technology and other general support functions. The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded headcount. There were no significant fluctuations in the nature and amounts of research and development expense.

        Food Diagnostics Group. Operating expenses for FDG increased $1.0 million, or 18%, to $6.7 million from $5.7 million for the same period of the prior year and, as a percentage of revenue, decreased to 38% from 40%. The increase in operating expenses was attributable to a 23% ($0.5 million) increase in sales and marketing expense, a 21% ($0.5 million) increase in general and administrative expense, and a 7% ($0.1 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded headcount. The increase in general and administrative expense resulted primarily from higher spending on information technology and other general support functions. There were no significant fluctuations in the nature and amounts of research and development expense.

        Other. Operating expenses, consisting primarily of the company-wide share-based compensation expense and corporate research and development, increased $2.6 million, to $3.5 million from $1.0 million for the same period of the prior year. This increase is primarily due to the inclusion of share-based compensation expense of $2.1 million in the current period due to the adoption of SFAS No. 123(R) on January 1, 2006. Corporate research and development expense grew mainly due to personnel additions in 2005 to support increased long-term product development activities.

Interest Income and Interest Expense

        Interest income was $0.8 million for the three months ended September 30, 2006 compared to $0.9 million for the three months ended September 30, 2005. The decrease in interest income was primarily due to lower invested cash balances, partly offset by higher effective interest rates.

        Interest expense was $0.2 million for the three months ended September 30, 2006 compared to less than $0.1 million for the three months ended September 30, 2005. The increase in interest expense was primarily due to interest expense incurred on the mortgage assumed in connection with the Westbrook, Maine facility purchase in May 2006.

Provision for Income Taxes

        Our effective tax rate was 28.9% for the three months ended September 30, 2006, compared with 33.9% for the three months ended September 30, 2005. The decrease in our effective tax rate was due, in part, to a reduction in previously accrued taxes resulting from the expiration of various statutes of limitations during the quarter ended September 30, 2006. This decrease was partly offset by the nonrecognition, in the current period, of tax benefits on compensation expense for incentive stock options and employee stock purchase rights that were recognized in accordance with SFAS No. 123(R) effective January 1, 2006 and by the December 31, 2005 expiration of U.S. tax benefits related to research and development expense.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue

        Total Company. Revenue increased $75.8 million, or 16%, to $546.9 million from $471.1 million for the same period of the prior year. The following table presents revenue by operating segment:

For the Nine Months Ended September 30,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
CAG	$449,324	$384,888	$64,436	16.7%	(0.4%)	17.1%
Water	43,732	42,154	1,578	3.7%	--%	3.7%
FDG	53,852	44,083	9,769	22.2%	(1.3%)	23.5%

Total Company	$546,908	$471,125	$75,783	16.1%	(0.4%)	16.5%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the nine months ended September 30, 2005 to the nine months ended September 30, 2006.

        Companion Animal Group. Revenue for CAG increased $64.4 million, or 17%, to $449.3 million from $384.9 million for the same period of the prior year. Businesses acquired since January 2005, consisting primarily of veterinary reference laboratories, a digital radiography business, and intellectual property and distribution rights of a veterinary diagnostics business, contributed 2% to CAG revenue growth. The following table presents revenue by product and service categories for CAG:

For the Nine Months Ended September 30,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Instruments and consumables	$177,326	$158,356	$18,970	12.0%	(0.4%)	12.4%
Rapid assay products	88,812	77,440	11,372	14.7%	(0.2%)	14.9%
Laboratory and consulting services	139,287	116,898	22,389	19.2%	(0.6%)	19.8%
Practice information management systems and digital radiography	30,764	21,826	8,938	41.0%	0.8%	40.2%
Pharmaceutical products	13,135	10,368	2,767	26.7%	--%	26.7%

Net CAG Revenue	$449,324	$384,888	$64,436	16.7%	(0.4%)	17.1%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the nine months ended September 30, 2005 to the nine months ended September 30, 2006.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of instruments and consumables was due mainly to higher unit sales volume of both instruments and of consumables and, to a lesser extent, to higher average unit sales prices for slides. Higher consumables sales volumes were attributable primarily to higher worldwide practice-level sales of slides used with our chemistry analyzers and, to a lesser extent, to increased U.S. practice-level sales of tubes used with our hematology analyzers, with all consumables categories benefiting from the continued growth of our installed base of instruments. Higher instrument sales volume resulted mainly from sales of VetStat™ Electrolyte and Blood Gas Analyzers and, to a lesser extent, LaserCyte® Hematology Analyzers and SNAP® Readers. The impact from changes in distributors’ inventory levels had no significant impact on reported revenue growth of instruments and consumables.

        The increase in practice-level sales of rapid assay products was due primarily to increased sales volume of canine products. To a lesser extent, higher average unit sales prices of canine products, in part due to less promotional discounting and higher relative sales of combination test products, also contributed to rapid assay revenue growth. These increases were partly offset by lower average unit sales prices of feline products, in part due to greater promotional discounting. The impact from changes in distributors’ inventory levels increased reported rapid assay revenue growth by 2%.

        The increase in sales of laboratory and consulting services resulted primarily from higher testing volume and, to a lesser extent, the impact of price increases and incremental sales attributable to acquisitions since January 2005. Businesses acquired since January 2005 contributed approximately 4% to laboratory and consulting services revenue growth during the period.

        The increase in sales of practice information management systems and digital radiography resulted primarily from an increase in the number of digital radiography systems sold. Digital radiography sales volume growth was due primarily to sales attributable to a business acquired in the third quarter of 2005, which contributed approximately 16% to practice information management systems and digital radiography revenue growth, and to sales of the IDEXX-DR™ 1417 Digital Radiography System, which became commercially available during the third quarter of 2006. To a lesser extent, revenue growth was also due to higher sales of computer hardware to practice information management systems customers and a shift in sales mix to larger practice information management systems, as well as the impact of price increases for support services for our practice information management systems.

        The increase in sales of pharmaceutical products resulted primarily from increased practice-level demand and, to a lesser extent, from price increases, both impacts related largely to PZI VET®, our insulin product for the treatment of diabetic cats.

        In December 2005, we received a letter from the U.S. Food and Drug Administration (“FDA”) stating that our new animal drug application (“NADA”) for our long-acting feline antibiotic was incomplete. After conducting a series of studies to address the issues raised by the FDA in this letter, we have decided not to continue to seek FDA approval for this NADA. We do not believe that our failure to obtain this approval will have a material effect on our results of operations. We have tested the goodwill attributable to our pharmaceutical business unit for impairment as of June 30, 2006 and, based on the future projections for this business including the continued prospects for applications of our proprietary delivery technologies, determined that there is no impairment of the associated goodwill.

        Water. Revenue for Water increased $1.6 million, or 4%, to $43.7 million from $42.2 million for the same period of the prior year. The increase resulted primarily from higher sales volume in the Americas and Europe. Changes in currency exchange rates did not have a significant impact on Water revenue growth.

        Food Diagnostics Group. Revenue for FDG increased $9.8 million, or 22%, to $53.9 million from $44.1 million for the same period of the prior year. The following table presents revenue by product and service categories for FDG:

For the Nine Months Ended September 30,
Net Revenue (in thousands)	2006	2005	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change Net of Currency Effect
Production animal products	$42,310	$32,376	$9,934	30.7%	(1.4%)	32.1%
Dairy testing products	11,542	11,707	(165)	(1.4%)	(1.1%)	(0.3%)

Net FDG revenue	$53,852	$44,083	$9,769	22.2%	(1.3%)	23.5%

(1)     Represents the percentage change in revenue attributed to the effect of changes in currency rates from the nine months ended September 30, 2005 to the nine months ended September 30, 2006.

        The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.

        The increase in sales of production animal products resulted primarily from higher worldwide livestock diagnostics sales volume. To a lesser extent, higher relative sales in geographies where products are sold at higher unit prices and increased average unit sales prices in certain geographies also contributed to production animal products revenue growth. Sales of our HerdChek® TSE test products in Europe contributed significantly to the increased sales volume of livestock diagnostics.

        The decrease in sales of dairy testing products resulted primarily from the divestiture of the Parallux™ product line in 2005. To a lesser extent, higher relative sales in geographies where products are sold at lower unit prices and decreased average unit sales prices in certain geographies also contributed to the decrease in dairy testing products revenue. These decreases in dairy testing products revenue were partly offset by higher unit sales in Asia Pacific and Europe.

Gross Profit

        Total Company. Gross profit increased $45.3 million, or 19%, to $283.3 million from $238.0 million for the same period of the prior year. As a percentage of total revenue, gross profit increased to 52% from 51%.

        Share-based compensation expense is not allocated to the reporting segments and therefore has been categorized as “other.” The following table presents gross profit and gross profit percentage by operating segment:

For the Nine Months Ended September 30,
Gross Profit (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$223,475	49.7%	$185,014	48.1%	$38,461	20.8%
Water	28,853	66.0%	28,325	67.2%	528	1.9%
FDG	32,153	59.7%	24,645	55.9%	7,508	30.5%
Other	(1,221)	N/A	--	N/A	(1,221)	N/A

Total Company	$283,260	51.8%	$237,984	50.5%	$45,276	19.0%

        Companion Animal Group. Gross profit for CAG increased $38.5 million, or 21%, to $223.5 million from $185.0 million for the same period of the prior year due primarily to increased sales volume across the CAG product and service categories and, to a lesser extent, to an increase in the gross profit percentage to 50% from 48%. The increase in the gross profit percentage was largely due to higher average selling prices and lower cost of slides that are sold for use in VetTest® Chemistry Analyzers under the agreement with our supplier. The increase in the gross profit percentage was partly offset by greater relative sales of lower margin products and services.

        Water. Gross profit for Water increased $0.5 million, or 2%, to $28.9 million from $28.3 million for the same period of the prior year due to higher sales volume, partly offset by a decrease in the gross profit percentage to 66% from 67%. The gross profit percentage was unfavorably impacted by higher costs for promotional product provided to customers in connection with the launch of a new product in the second quarter of 2006, increased freight and distribution costs, and higher relative sales of lower margin products.

        Food Diagnostics Group. Gross profit for FDG increased $7.5 million, or 30%, to $32.2 million from $24.6 million for the same period of the prior year due primarily to increased sales volume and, to a lesser extent, to an increase in the gross profit percentage to 60% from 56%. The gross profit percentage was favorably impacted by higher relative sales of higher margin livestock products. To a lesser extent, the gross profit percentage was also favorably impacted by lower net product costs for dairy testing products due to fixed costs spread over higher production volume, the absence in 2006 of certain discrete costs that occurred in 2005, and higher average unit sales prices. The discrete costs in 2005 comprised integration costs and purchase accounting impacts associated with an acquisition in December 2004. The increase in the gross margin percentage was partly offset by the unfavorable impact of foreign currency rates on sales denominated in those currencies, including foreign exchange hedge contract losses.

Operating Expenses and Operating Income

        Total Company. Total operating expenses increased $32.0 million to $184.8 million from $152.8 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 34% from 32%. The change in accounting for share-based compensation beginning January 1, 2006 resulted in an increase of $6.8 million, or 4%, in total company operating expenses for the current period. Share-based compensation expense is not allocated to the reporting segments and therefore has been categorized as “other.”

        Operating income increased $13.3 million to $98.5 million from $85.1 million for the prior year. As a percentage of revenue, operating income was approximately constant at 18%. The change in accounting for share-based compensation beginning January 1, 2006 had a negative impact of 1% on reported operating income as a percentage of total company revenue.

        The following tables present operating expenses and operating income by operating segment:

For the Nine Months Ended September 30,
Operating Expenses (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$144,934	32.2%	$123,412	32.1%	$21,522	17.4%
Water	9,371	21.4%	9,005	21.4%	366	4.1%
FDG	19,588	36.4%	17,789	40.4%	1,799	10.1%
Other	10,904	N/A	2,631	N/A	8,273	314.4%

Total Company	$184,797	33.8%	$152,837	32.4%	$31,960	20.9%

Operating Income (in thousands)	2006	Percent of Sales	2005	Percent of Sales	Dollar Change	Percentage Change
CAG	$78,541	17.5%	$61,602	16.0%	$16,939	27.5%
Water	19,482	44.5%	19,320	45.8%	162	0.8%
FDG	12,565	23.3%	6,856	15.6%	5,709	83.3%
Other	(12,125)	N/A	(2,631)	N/A	(9,494)	(360.9%)

Total Company	$98,463	18.0%	$85,147	18.1%	$13,316	15.6%

        Companion Animal Group. Operating expenses for CAG increased $21.5 million, or 17%, to $144.9 million from $123.4 million for the same period of the prior year. As a percentage of revenue, CAG operating expenses were constant at 32%. The increase in operating expenses was attributable to a 20% ($7.5 million) increase in general and administrative expense, a 12% ($7.4 million) increase in sales and marketing expense, and a 30% ($6.6 million) increase in research and development expense. The increase in general and administrative expense resulted primarily from higher spending on information technology and other general support functions. To a lesser extent, incremental expenses associated with businesses acquired since January 2005, comprised mainly of amortization expense for intangible assets acquired and general and administrative expenses of a recurring nature to support the acquired businesses, and higher bad debt expense also contributed to the increase in general and administrative expense. Increases in general and administrative expenses were partly offset by the favorable impact of foreign currency transaction gains in 2006 compared to foreign currency transaction losses in 2005. The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded worldwide sales, marketing and customer service headcount and to higher sales commissions as a result of revenue performance. To a lesser extent, incremental expenses associated with businesses acquired since July 2005 also contributed to the increase in sales and marketing expense. Increases in sales and marketing expense were partly offset by the favorable impact of changes in exchange rates on foreign currency denominated expenses. The increase in research and development expense resulted primarily from increased product development spending related primarily to IDEXX VetLab® instrumentation and, to a lesser extent, rapid assay, digital radiography and practice information management systems products.

        Water. perating expenses for Water increased $0.4 million, or 4%, to $9.4 million from $9.0 million for the same period of the prior year. As a percentage of revenue, Water operating expenses were constant at 21%. The increase was attributable primarily to an 8% ($0.3 million) increase in general and administrative expense and a 3% ($0.1 million) increase in sales and marketing expense. The increase in general and administrative expense resulted primarily from higher spending on information technology and other corporate functions; costs incurred to consolidate our office and production facilities based in the United Kingdom into a single facility; higher compensation; and higher bad debt expense. Increases in general and administrative expenses were partly offset by the favorable impact of changes in exchange rates on foreign currency denominated expenses. The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded headcount. There were no significant fluctuations in the nature and amounts of research and development expense.

        Food Diagnostics Group. Operating expenses for FDG increased $1.8 million, or 10%, to $19.6 million from $17.8 million for the same period of the prior year and, as a percentage of revenue, decreased to 36% from 40%. The increase in operating expenses was attributable to a 17% ($1.1 million) increase in general and administrative expense and an 11% ($0.7 million) increase in sales and marketing expense, partly offset by a 2% ($0.1 million) decrease in research and development expense. The increase in general and administrative expense resulted primarily from higher spending on information technology and other general support functions, partly offset by the favorable impact of changes in exchange rates on foreign currency denominated expenses. The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded headcount. The decrease in research and development expense resulted primarily from the consolidation of our European production animal business, including research and development activities, during the second half of 2005.

        Other. Operating expenses, consisting primarily of the company-wide share-based compensation expense and corporate research and development, increased $8.3 million to $10.9 million from $2.6 million for the same period of the prior year. This increase is primarily due to the inclusion of share-based compensation expense of $6.8 million in the current period due to the adoption of SFAS No. 123(R) on January 1, 2006. Corporate research and development expense grew mainly due to personnel additions in 2005 to support increased long-term product development activities.

Interest Income and Interest Expense

        Interest income was $2.3 million for the nine months ended September 30, 2006 and September 30, 2005. The decrease in interest income due to lower invested cash balances was substantially offset by higher effective interest rates.

        Interest expense was $0.3 million for the nine months ended September 30, 2006 compared to less than $0.1 million for the nine months ended September 30, 2005. The increase in interest expense was primarily due to interest expense incurred on the mortgage assumed in connection with the Westbrook, Maine facility purchase in May 2006.

Provision for Income Taxes

        Our effective tax rate was 31.4% for the nine months ended September 30, 2006, compared with 33.7% for the nine months ended September 30, 2005. The decrease in our effective tax rate was due, in part, to a reduction in previously accrued taxes resulting from the expiration of various statutes of limitations. These rate-reducing adjustments were partly offset by the nonrecognition, in the current period, of tax benefits on compensation expense for incentive stock options and employee stock purchase rights that were recognized in accordance with SFAS No. 123(R) effective January 1, 2006; a reduction of previously recorded international deferred tax liabilities as a result of obtaining certain tax incentives; the release of a valuation allowance on international deferred tax assets as a result of a subsidiary demonstrating consistent sustained profitability; and the December 31, 2005 expiration of U.S. tax benefits related to research and development expense.

 Recent Accounting Pronouncements

        A discussion of recent accounting pronouncements is included in Note 2(p) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Note 1 to the condensed consolidated financial statements included in this Form 10-Q.

 Liquidity and Capital Resources

Liquidity

        We fund the capital needs of our business through cash generated from operations. At September 30, 2006 and December 31, 2005, we had $94.6 million and $132.7 million of cash and cash equivalents and short-term investments, respectively, and working capital of $175.2 million and $192.7 million, respectively.

        We consider the operating earnings of non-United States subsidiaries to be indefinitely invested outside the U.S. Changes to this policy could have adverse tax consequences. Subject to this policy, we manage our worldwide cash requirements considering available funds among all of our subsidiaries. Foreign cash balances are generally available without legal restrictions to fund ordinary business operations outside the U.S.

        We believe that current cash and cash equivalents, short-term investments and funds generated from operations will be sufficient to fund our operations, capital purchase requirements, and strategic organic growth needs.

Sources and Uses of Cash

        Cash provided by operating activities was $71.4 million for the nine months ended September 30, 2006, compared to $76.5 million for the same period in 2005. The total of net income and net noncash charges was $86.5 million for the nine months ended September 30, 2006, compared to $80.2 million for the same period of the prior year. Reported cash flows from operations were negatively impacted by a change in accounting for the tax benefits from exercises of stock options and disqualifying dispositions of shares acquired in connection with our adoption of SFAS No. 123(R) on January 1, 2006, which reduced reported cash flows from operations by $8.7 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, the tax benefit on exercises of stock options and disqualifying dispositions of shares was classified as a cash flow from financing activities, whereas the benefit was classified as a cash flow from operating activities in prior years.

        During the nine months ended September 30, 2006, cash decreased $15.1 million due to changes in operating assets and liabilities, compared to a decrease of $3.7 million for the same period in 2005, resulting in a year-to-year change of $11.4 million. The increase in cash used by changes in operating assets and liabilities, compared to the same period in 2005, was primarily attributable to $19.8 million of incremental cash used to purchase inventory, partly offset by $10.3 million of additional cash provided by an increase in accrued liabilities during the nine months ended September 30, 2006. The greater incremental increase in inventories was largely due to the timing of VetTest® slide purchases in the first quarter of 2006. Our supplier deferred certain shipments to us of VetTest® slides from the fourth quarter of 2005 to the first quarter of 2006. In addition, we increased instruments and consumables inventory levels during the third quarter of 2006 in preparation for a supplier’s production facility transition and for anticipated sales volume increases, as well as to ensure adequate supply of a component that is being discontinued by the manufacturer. The reported increase in cash provided by changes in accrued liabilities, compared to the same period in 2005, was primarily attributable to the change in the presentation of tax benefits, noted above, of $8.7 million from exercises of stock options and disqualifying dispositions of shares acquired.

        Cash of $21.7 million was used by investing activities for the nine months ended September 30, 2006, compared to cash provided of $12.2 million during the same period in 2005. The decrease in cash provided by investing activities for 2006, compared to the same period in 2005, was primarily due to lower net proceeds from net sales and maturities of short- and long-term investments of $14.1 million and to the cash payment of $11.5 million for the purchase of land and buildings in 2006. Additionally, during the nine months ended September 30, 2006, we incurred incremental payments of $3.0 million to acquire intangible assets and businesses and $5.0 million to purchase property and equipment, compared to the same period of 2005.

        We paid cash of $11.5 million to purchase our Westbrook, Maine headquarters facility, $21.5 million to purchase other fixed assets and $1.4 million to acquire rental instruments sold under recourse during the nine months ended September 30, 2006. We anticipate total capital expenditures in 2006 of $55 to $60 million, including capital expenditures associated with the purchase of our Westbrook, Maine facility. We are considering plans to utilize the portion of the Westbrook, Maine facility that we did not previously occupy and to renovate our existing headquarters space. We preliminarily project capital spending of approximately $50 million during 2007 through 2008 to accomplish this facility project.

        The board of directors has authorized the repurchase of up to 16,000,000 shares of our common stock in the open market or in negotiated transactions. At September 30, 2006, we had 857,000 shares remaining under our share repurchase authorization. See Note 11 to the condensed consolidated statements included in this Form 10-Q for additional information about our share repurchases.

Other Commitments, Contingencies and Guarantees

        Significant commitments, contingencies and guarantees at September 30, 2006 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” and in Note 11 to the consolidated financial statements, except as described below.

        In connection with our acquisition of our Westbrook, Maine facility in May 2006, we assumed a mortgage that is payable in equal monthly installments of approximately $0.1 million through May 1, 2015. Annual mortgage principal payments as of September 30, 2006, based on the fair market value of the mortgage at the assumption date, are as follows (in thousands):

Years Ending December 31,	Amount
2006	$109
2007	675
2008	717
2009	762
2010	809
Thereafter	4,218

$7,290

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

        In connection with the acquisitions of certain businesses and intangible assets, we have commitments outstanding at September 30, 2006 to make additional purchase price payments of up to $4.6 million, of which $2.6 million is contingent on the achievement by certain acquired businesses and sellers of specified milestones. In connection with the acquisitions of certain businesses and intangible assets during the nine months ended September 30, 2006, we also assumed other long-term liabilities of $1.6 million.

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

        During the nine months ended September 30, 2006, we incurred additional commitments to a supplier to purchase approximately $20 million of products through 2009. Should we fail to meet these purchase obligations, we are subject to penalties of ten percent of the sales value of the unpurchased quantities of products that would be required to satisfy the minimum volume commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 16 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.

        The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. Corporate policy prescribes the range of allowable hedging activity. We primarily utilize forward exchange contracts with durations of less than 18 months. Gains and losses related to qualifying hedges of foreign currency from commitments or anticipated transactions are deferred in prepaid expenses or accruals, as appropriate, and are included in the basis of the underlying transaction. Our hedging strategy is consistent with prior periods. Our hedging strategy provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. At September 30, 2006, we had $0.9 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.5 million in taxes.

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

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

        Commercialization of animal health pharmaceuticals in the U.S. requires prior approval by the FDA. To obtain such approvals, we are required to submit substantial clinical, manufacturing and other data to the FDA. Regulatory approval for products submitted to the FDA may take several years and, following approval, the FDA continues to regulate all aspects of the manufacture, labeling, storage, record keeping and promotion of pharmaceutical products. Failure to obtain, or delays in obtaining, FDA approval for new pharmaceutical products could have a negative impact on our future growth.

We Purchase Materials for Our Products from a Limited Number of Sources

        We currently purchase many products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily replaced by alternative sources. These products include our VetTest® Chemistry, VetAutoread™ Hematology, VetLyte® Electrolyte, and VetStat™ Electrolyte and Blood Gas Analyzers and related consumables; certain digital radiography system components, specifically image capture plates and readers; active ingredients for pharmaceutical products; and certain components of our SNAP® rapid assay devices, water testing products and LaserCyte® Hematology Analyzers. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases, reductions, delays or discontinuations in product shipments, which could have a material adverse effect on our results of operations.

        We currently purchase the slides sold for use in our VetTest® Chemistry Analyzers; our electrolyte instruments, components and consumables; our VetAutoread™ Hematology Analyzers, components and consumables; and certain rapid assay products sold outside the U.S. under agreements with suppliers under which we have minimum purchase obligations. If demand for any of the products purchased under these agreements is insufficient to support our minimum purchase obligations for those products, we could incur losses related to those obligations. In addition, because we purchase the products at predetermined prices, our profits on sales of these products could decline if we are unable to maintain current pricing levels for such products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended September 30, 2006, we purchased treasury shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)
July 1, 2006 to July 31, 2006	110,000	$74.46	110,000	862,930
August 1, 2006 to August 31, 2006	5,500	75.27	5,500	857,430
September 1, 2006 to September 30, 2006	47	92.34	--	857,430

Total	115,547	$74.51	115,500	857,430

        Our Board of Directors has approved the repurchase of up to 16,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, July 21, 2000, October 20, 2003, October 12, 2004, and October 12, 2005, and does not have a specified expiration date. There were no other repurchase plans outstanding during the nine months ended September 30, 2006, and no repurchase plans expired during the period. Repurchases of 1,194,900 shares were made during the nine months ended September 30, 2006 in open market transactions.

        During the three and nine months ended September 30, 2006, we received 47 and 227 shares of our common stock, respectively, that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d).

Item 6. Exhibits

(a)	Exhibits

10.1	Amendment No. 1 to Director Deferred Compensation Plan, as amended.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/Merilee Raines
Date: November 1, 2006	Merilee Raines Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 1 to Director Deferred Compensation Plan, as amended.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.