Form 10-Q
period 2007-03-31
IDEXX LABORATORIES INC /DE
filed 2007-05-02
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
COMMISSION FILE NUMBER: 0-19271
IDEXX LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State of incorporation)	01-0393723 (IRS Employer Identification No.)

ONE IDEXX DRIVE, WESTBROOK, MAINE (Address of principal executive offices)	04092 (ZIP Code)
207-556-0300
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 30,977,130 on April 24, 2007.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$53,937	$61,666
Short-term investments	—	35,000
Accounts receivable, less reserves of $1,593 in 2007 and $1,783 in 2006	104,791	81,389
Inventories	106,373	95,996
Deferred income taxes	21,125	16,884
Other current assets	10,530	11,328

Total current assets	296,756	302,263

Property and Equipment, at cost:
Land and improvements	7,460	6,062
Buildings and improvements	51,711	50,105
Leasehold improvements	13,437	11,454
Machinery and equipment	75,688	72,146
Office furniture and equipment	50,055	43,632
Construction in progress	6,803	8,139

	205,154	191,538
Less accumulated depreciation and amortization	96,358	91,910

Property and equipment, net	108,796	99,628

Other Long-term Assets:
Goodwill and other intangible assets, net	227,369	148,179
Other noncurrent assets, net	13,573	9,490

	240,942	157,669

TOTAL ASSETS	$646,494	$559,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,316	$24,374
Accrued expenses	32,595	23,706
Accrued employee compensation and related expenses	24,922	33,368
Accrued taxes	2,340	18,465
Accrued marketing and customer programs	16,103	15,176
Short-term debt	74,591	—
Current portion of long-term debt	1,313	678
Deferred revenue	9,235	8,976

Total current liabilities	188,415	124,743

Long-term Liabilities:
Deferred tax liabilities	14,871	7,154
Long-term debt, net of current portion	6,271	6,447
Deferred revenue	6,784	6,834
Other long-term liabilities	18,069	4,521

Total long-term liabilities	45,995	24,956

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 46,875 and 46,621 shares in 2007 and 2006, respectively	4,688	4,662
Additional paid-in capital	493,404	479,993
Deferred stock units: Issued 34 and 31 units in 2007 and 2006, respectively	2,072	1,852
Retained earnings	512,875	490,614
Accumulated other comprehensive income	11,689	10,566
Treasury stock, at cost: (15,866 and 15,456 shares in 2007 and 2006, respectively)	(612,644)	(577,826)

Total stockholders’ equity	412,084	409,861

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$646,494	$559,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Revenue:
Product revenue	$145,464	$118,556
Service revenue	65,691	49,608

	211,155	168,164
Cost of Revenue:
Cost of product revenue	58,290	48,849
Cost of service revenue	44,286	33,290

	102,576	82,139

Gross profit	108,579	86,025

Expenses:
Sales and marketing	35,582	26,938
General and administrative	26,149	19,434
Research and development	15,971	12,678

Income from operations	30,877	26,975
Interest expense	(634)	(113)
Interest income	662	882

Income before provision for income taxes and partner’s interest	30,905	27,744
Provision for income taxes	9,878	9,584
Partner’s interest in loss of subsidiary	—	(113)

Net income	$21,027	$18,273

Earnings per Share:
Basic	$0.68	$0.57

Diluted	$0.65	$0.55

Weighted Average Shares Outstanding:
Basic	31,137	31,800

Diluted	32,542	33,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$21,027	$18,273
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	9,047	6,658
Partner’s interest in loss of subsidiary	—	(113)
Provision for uncollectible accounts	116	30
Benefit of deferred income taxes	(1,839)	(1,378)
Share-based compensation expense	2,416	2,843
Tax benefit from exercises of stock options	(3,004)	(4,681)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,428)	(10,084)
Inventories	(3,083)	(11,712)
Other assets	712	419
Accounts payable	935	5,196
Accrued liabilities	(11,453)	(8,159)
Deferred revenue	167	(315)

Net cash used by operating activities	(1,387)	(3,023)

Cash Flows from Investing Activities:
Purchases of short- and long-term investments	—	(35,996)
Sales and maturities of short- and long-term investments	35,000	43,950
Purchases of property, plant and equipment	(10,492)	(6,957)
Acquisitions of equipment leased to customers	(238)	(382)
Acquisitions of intangible assets and businesses, net of cash acquired	(80,311)	(636)

Net cash used by investing activities	(56,041)	(21)

Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facilities, net	74,511	—
Payment of other notes payable	(1,323)	(551)
Purchase of treasury stock	(34,819)	(42,695)
Proceeds from exercises of options	7,916	9,995
Excess tax benefit from exercises of stock options	3,004	4,681

Net cash provided (used) by financing activities	49,289	(28,570)
Net effect of exchange rates on cash	410	(198)

Net decrease in cash and cash equivalents	(7,729)	(31,812)
Cash and cash equivalents at beginning of period	61,666	67,151

Cash and cash equivalents at end of period	$53,937	$35,339

Supplemental Disclosures of Cash Flow Information:
Interest paid	$539	$56
Income taxes paid	$14,814	$11,250
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
The accompanying interim condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The condensed balance sheet data as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q for the three months ended March 31, 2007, and our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
Recent Accounting Pronouncements
We adopted the provisions of Emerging Issues Task Force (“EITF”) consensus on Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”) and of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. EITF 06-2 requires that the costs associated with unrestricted sabbaticals and other similar benefit arrangements be recognized over the service period during which the employee earns the benefit. We provide an additional four weeks of compensated leave to all U.S. salaried employees in their tenth anniversary year of employment and again at each fifth year thereafter. As a result of adopting the provisions of EITF 06-2, we recognized an increase in assets of $1.2 million, an increase in liabilities of $3.0 million, and a decrease in retained earnings of $1.8 million as of January 1, 2007. Beginning in 2007, we recognize estimated costs for estimated future compensated leave benefits as they are earned. We do not expect this change in accounting principle to have a material impact on net income in any individual period. See Note 7 for a discussion of our adoption of FIN 48.
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. The provisions of SFAS No. 159 are required as of the beginning of the first fiscal year beginning after November 15, 2007. We are studying SFAS No. 159 and have not yet determined the expected impact of the implementation of this pronouncement.
NOTE 2. BUSINESS ACQUISITIONS
We paid $79.2 million to acquire businesses during the three months ended March 31, 2007 and recognized liabilities of $18.0 million, including $8.2 million of deferred tax liabilities associated with purchase accounting. We also agreed to make subsequent purchase price payments of $4.9 million to sellers. In connection with business acquisitions during the three months ended March 31, 2007, we recognized goodwill of $43.9 million and amortizable intangible assets of $36.3 million (with a weighted average amortization life of 12 years). In January 2007, we acquired substantially all of the assets and liabilities of the Critical Care Division of Osmetech plc. The acquired business is based in the United States and develops, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical and veterinary diagnostics markets. In March 2007, we acquired all of the equity of Vita-Tech Canada Inc. (“Vita-Tech”), Institut Pourquier (“Pourquier”), and a veterinary reference laboratory based in North Carolina in separate transactions. Vita-Tech is the largest provider of reference laboratory testing services to veterinarians in Canada and has operations in Toronto and Montreal, Canada. Institut Pourquier is based in Montpellier, France and develops, manufactures and distributes production animal diagnostic products.

During the three months ended March 31, 2007, we revised the purchase price allocations related to certain businesses acquired during the year ended December 31, 2006. The revision to the purchase price allocations resulted in a decrease in goodwill assigned to the Companion Animal Group (“CAG”) segment of $0.9 million and corresponding increases to property, equipment and other intangible assets.
We have commitments outstanding at March 31, 2007 for additional purchase price payments of up to $7.9 million in connection with acquisitions of businesses and intangible assets during the current and prior periods, of which $1.3 million is contingent on the achievement by certain acquired businesses of specified milestones. In addition to these purchase price payments of $7.9 million, we also have agreed to make payments of up to $0.8 million to sellers of certain acquired businesses that are conditional upon those sellers providing future services to IDEXX for specified periods of time. These contingent payments will be recognized as compensation and consulting expense over the remaining service periods when management deems payment to be probable.
The results of operations of the acquired businesses have been included since their respective acquisition dates. Pro forma information has not been presented because such information is not material to the financial statements taken as a whole. The purchase price allocations for 2007 and certain 2006 acquisitions are preliminary and subject to finalization of the valuation of certain assets and liabilities.
NOTE 3. INVENTORIES
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$34,013	$33,199
Work-in-process	15,743	13,804
Finished goods	56,617	48,993

	$106,373	$95,996

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
CAG Segment:
Instruments and consumables	$25,460	$117
Rapid assay products	1,631	1,952
Laboratory and consulting services	80,703	63,485
Practice information management systems and digital radiography	1,453	1,453
Pharmaceutical products	13,745	13,745

CAG Segment total	122,992	80,752
Water segment	17,282	17,282
Production animal segment	8,182	6,792

	$148,456	$104,826

During the three months ended March 31, 2007, we recognized goodwill of $43.0 million (of which $27.1 million is expected to be tax deductible) related to business acquisitions and purchase accounting adjustments. We assigned $41.7 million and $1.3 million to the CAG segment and Production Animal Segment (“PAS”), respectively. See Note 2 for additional information. The remaining changes in goodwill during the three months ended March 31, 2007 resulted from changes in foreign currency exchange rates.

Intangible assets other than goodwill consisted of the following (in thousands):

	March 31, 2007		December 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Patents	$10,828	$3,207	$10,491	$2,932
Other product rights	28,664	8,355	18,743	7,660
Customer-related intangible assets	50,526	4,240	25,955	3,496
Other, primarily noncompete agreements	6,139	1,442	3,521	1,269

	$96,157	$17,244	$58,710	$15,357

In connection with business acquisitions and purchase accounting adjustments during the three months ended March 31, 2007, we acquired patents of $0.3 million, other product rights of $9.9 million, customer-related intangible assets of $24.3 million, and other intangible assets of $2.2 million, with weighted amortization periods of 8 years, 13 years, 12 years and 6 years, respectively. See Note 2 for additional information. The remaining changes in the cost of intangible assets other than goodwill during the three months ended March 31, 2007 resulted from changes in foreign currency exchange rates.
Amortization expense of intangible assets was $1.8 million and $1.1 million for the three months ended March 31, 2007 and 2006, respectively.
NOTE 5. WARRANTY RESERVES
We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customer’s environment and associated costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve for instruments sold to customers for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Balance, beginning of period	$1,978	$3,159
Provision for warranty expense	490	559
Liability assumed in connection with business acquisition	86	—
Change in estimate of prior warranty expense	176	(150)
Settlement of warranty liability	(899)	(560)

Balance, end of period	1,831	3,008
Long-term portion	—	771

Current portion of warranty reserves	$1,831	$2,237

NOTE 6. DEBT
The components of debt at March 31, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in Note 7 to the consolidated financial statements, except as described below.
In January 2007, we entered into an unsecured short-term revolving credit facility with a bank in the principal amount of $125.0 million that would have matured on June 30, 2007. On March 30, 2007, we refinanced this short-term facility by entering into an unsecured revolving credit facility with four multinational banks that matures on March 30, 2012 (the “Credit Facility”). The Credit Facility may be used for general corporate purposes, including repurchases of our common stock and business acquisitions. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest and taxes, as defined by the agreement, not to exceed 3-to-1. At March 31, 2007, we had $74.6 million outstanding under the Credit Facility.

We assumed $0.6 million of unsecured notes payable in connection with business acquisitions during the three months ended March 31, 2007. The notes bear interest at rates ranging from 3.1% to 8.0%.
NOTE 7. INCOME TAXES
Our effective tax rate was 32.0% for the three months ended March 31, 2007, compared with 34.4% for the three months ended March 31, 2006. The decrease in our effective tax rate was due, in part, to federal tax incentives recognized during the three months ended March 31, 2007 that were not available for the three months ended March 31, 2006.
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We are no longer subject to U.S. federal examinations for tax years before 2005. With few exceptions, we are no longer subject to income tax examinations in any state and local, or foreign jurisdictions in which we conduct significant taxable activities for years before 2002. In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities.
We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements under SFAS No. 109 and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48. As a result of adopting the provisions of FIN 48, we recognized an increase in assets of $4.0 million, an increase in liabilities of $1.1 million, a decrease in additional paid-in capital of $0.2 million, and an increase in retained earnings of $3.1 million as of January 1, 2007. In connection with the adoption of FIN 48, we have classified uncertain tax positions as long-term liabilities.
The total amount of unrecognized tax benefits as of January 1, 2007 was $9.6 million, of which $5.4 million comprises unrecognized tax positions that would, if recognized, affect our effective tax rate. The ultimate deductibility of the remaining unrecognized tax positions of $4.2 million is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently undergoing tax examinations by various state tax authorities and we anticipate that these examinations will be concluded within the next twelve months. However, the ultimate outcomes of these state tax examinations may differ from the estimated outcomes that we have recognized in accordance with FIN 48 and could cause a significant change in unrecognized tax benefits.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties of $0.6 million were accrued as of January 1, 2007.

NOTE 8. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three months ended March 31, 2007 and 2006 (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Net income	$21,027	$18,273
Other comprehensive income (loss):
Foreign currency translation adjustments	1,069	358
Change in fair value of foreign currency contracts classified as hedges, net of tax	47	(730)
Change in fair market value of investments, net of tax	7	20

Comprehensive income	$22,150	$17,921

NOTE 9. EARNINGS PER SHARE
The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	31,101	31,771
Weighted average vested deferred stock units outstanding	36	29

	31,137	31,800

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	31,137	31,800
Dilutive effect of options issued to employees and directors	1,382	1,577
Dilutive effect of restricted stock units issued to employees	17	38
Dilutive effect of nonvested deferred stock units issued to directors	6	3

	32,542	33,418

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
Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2007	2006
Weighted average number of shares underlying anti-dilutive options	282	135
Weighted average exercise price per underlying share of anti-dilutive options	$83.21	$69.49

Weighted average number of shares underlying anti-dilutive restricted stock units	—	—

The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	March 31,
	2007	2006
Closing price per share of our common stock	$87.63	$86.36

Number of shares underlying options with exercise prices below the closing price	3,052	3,557
Number of shares underlying options with exercise prices equal to or above the closing price	100	—

Total number of shares underlying outstanding options	3,152	3,557

NOTE 10. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Significant commitments, contingencies and guarantees at March 31, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in Note 11 to the consolidated financial statements, except as described in Notes 2 and 6.
NOTE 11. TREASURY STOCK
Our Board of Directors has approved the repurchase of up to 18,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to March 31, 2007, we repurchased 15,690,000 shares for $606.2 million. At March 31, 2007, we had 2,310,000 shares remaining under our share repurchase authorization. From the inception of the program in August 1999 to March 31, 2007, we also received 175,000 shares of stock with a market value of $6.4 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, vesting of restricted stock units and settlement of deferred stock units, and in payment for the exercise price of stock options.
Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2007	2006
Increase in the number of treasury shares	410	541
Total cost of treasury shares acquired	$34,819	$42,695
Average cost per share	$84.99	$78.86
NOTE 12. SEGMENT REPORTING
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
We are organized into business units by market and customer group. Our reportable segments include: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical market, which we refer to as OPTI Medical (“OPTI”). Financial information about the Dairy and OPTI operating segments are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. We added the OPTI operating segment in connection with our acquisition of substantially all of the assets and liabilities of the Critical Care Division of Osmetech plc in January 2007. The segment information for the three months ended March 31, 2006 has been restated to conform to our presentation of reportable segments for the three months ended March 31, 2007. Previously, PAS and Dairy were aggregated into a single reportable segment, which we referred to as the Food Diagnostics Group.

CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures and distributes products to detect contaminants in water. PAS develops, designs, manufactures and distributes products to detect diseases in production animals. Dairy develops, designs, manufactures and distributes products to detect contaminants in dairy products. OPTI Medical develops, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market.
Unallocated items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses, interest income and expense, and income taxes. Share-based compensation expense was also reported in “unallocated amounts” in 2006. Beginning in 2007, we allocate a portion of share-based compensation expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which is categorized as “unallocated amounts.” Share-based compensation expense of $1.9 million, $0.1 million and $0.2 million was included in the income (loss) from operations of the CAG, Water and PAS operating segments, respectively, for the three months ended March 31, 2007. Share-based compensation expense of $0.2 million was unallocated for the three months ended March 31, 2007, compared to $2.8 million for the three months ended March 31, 2006.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006 in Notes 2 and 16.
The following is the segment information (in thousands):

	For the Three Months Ended March 31,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2007
Revenues	$173,433	$14,405	$16,811	$6,506	$—	$211,155

Income (loss) from operations	$23,585	$5,642	$3,965	(413)	$(1,902)	$30,877

Interest income, net						28

Income before provisions for income taxes and partner’s interest						30,905
Provision for income taxes						9,878
Partner’s interest in loss of subsidiary						—

Net income						$21,027

2006
Revenues	$139,363	$12,066	$12,953	$3,782	$—	$168,164

Income (loss) from operations	$22,604	$4,822	$3,237	$434	$(4,122)	$26,975

Interest income, net						769

Income before provisions for income taxes and partner’s interest						27,744
Provision for income taxes						9,584
Partner’s interest in loss of subsidiary						(113)

Net income						$18,273

Revenues by product and service categories were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2007	2006
CAG segment revenue:
Instruments and consumables	$66,956	$55,820
Rapid assay products	31,237	26,004
Laboratory and consulting services	57,888	43,583
Practice information management systems and digital radiography	12,525	9,695
Pharmaceutical products	4,827	4,261

CAG segment revenue	173,433	139,363

Water segment revenue	14,405	12,066
Production animal segment revenue	16,811	12,953
Other revenue	6,506	3,782

Total revenue	$211,155	$168,164

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
▪ Business Overview
We operate primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical market, which we refer to as OPTI Medical (“OPTI”). Financial information about the Dairy and OPTI operating segments are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. We added the OPTI operating segment in connection with our acquisition of substantially all of the assets and liabilities of the Critical Care Division of Osmetech plc in January 2007. The segment information for the three months ended March 31, 2006 has been restated to conform to our presentation of reportable segments for the three months ended March 31, 2007. Previously, PAS and Dairy were aggregated into a single reportable segment, which we referred to as the Food Diagnostics Group.
CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures and distributes products to detect contaminants in water. PAS develops, designs, manufactures and distributes products to detect diseases in production animals. Dairy develops, designs, manufactures and distributes products to detect contaminants in dairy products. OPTI Medical develops, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market.
Unallocated items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses, interest income and expense, and income taxes. Share-based compensation expense was also reported in “unallocated amounts” in 2006. Beginning in 2007, we allocate a portion of share-based compensation expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which is categorized as “unallocated amounts.”

▪ Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, inventory, goodwill and other intangible assets, share-based compensation, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2007 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” except as described below.
Income Taxes
We file income tax returns in the U.S. federal jurisdiction and in various state and foreign jurisdictions. We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable, respectively; and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Significant judgment is required in determining our worldwide provision for income taxes and our income tax filings are regularly under audit by tax authorities.
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements under SFAS No. 109 and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48.
The total amount of unrecognized tax benefits as of January 1, 2007 was $9.6 million, of which $5.4 million comprises unrecognized tax positions that would, if recognized, affect our effective tax rate. The ultimate deductibility of the remaining unrecognized tax positions of $4.2 million is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently undergoing tax examinations by various state tax authorities and we anticipate that these examinations will be concluded within the next twelve months. However, the ultimate outcomes of these state tax examinations may differ from the estimated outcomes that we have recognized in accordance with FIN 48 and could cause a significant change in unrecognized tax benefits.

▪ Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Revenue
Total Company. Revenue increased $43.0 million, or 26%, to $211.2 million from $168.2 million for the same period of the prior year. Incremental sales from businesses acquired since January 1, 2006 contributed 6% to revenue growth. These acquired businesses consisted primarily of veterinary reference laboratories in the United States, Canada and South Africa; a France-based production animal diagnostic products business; and the Critical Care Division of Osmetech plc. The favorable impact of currency exchange rates contributed 3% to revenue growth. The following table presents revenue by operating segment:

For the Three Months Ended March 31,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	Acquisitions (2)	Effect
CAG	$173,433	$139,363	$34,070	24.4%	2.4%	4.6%	17.4%
Water	14,405	12,066	2,339	19.4%	3.9%	—	15.5%
PAS	16,811	12,953	3,858	29.8%	7.4%	5.5%	16.9%
Other	6,506	3,782	2,724	72.0%	3.2%	70.8%	(2.0%)

Total	$211,155	$168,164	$42,991	25.6%	3.0%	5.8%	16.8%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended March 31, 2006 to the quarter ended March 31, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues from businesses acquired since January 1, 2006 during the three months ended March 31, 2006 compared to the three months ended March 31, 2007.

Companion Animal Group. Revenue for CAG increased $34.1 million, or 24%, to $173.4 million from $139.4 million for the same period of the prior year. Incremental sales from businesses acquired since January 1, 2006, consisting primarily of veterinary reference laboratories, contributed 5% to CAG revenue growth. The favorable impact of currency exchange rates contributed 2% to the increase in CAG revenue. The following table presents revenue by product and service categories for CAG:

For the Three Months Ended March 31,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	Acquisitions (2)	Effect
Instruments and consumables	$66,956	$55,820	$11,136	20.0%	3.0%	—	17.0%
Rapid assay products	31,237	26,004	5,233	20.1%	0.7%	3.5%	15.9%
Laboratory and consulting services	57,888	43,583	14,305	32.8%	3.4%	12.7%	16.7%
Practice information management systems and digital radiography	12,525	9,695	2,830	29.2%	0.5%	—	28.7%
Pharmaceutical products	4,827	4,261	566	13.3%	—	—	13.3%

Net CAG revenue	$173,433	$139,363	$34,070	24.4%	2.4%	4.6%	17.4%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the quarter ended March 31, 2006 to the quarter ended March 31, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues from businesses acquired since January 1, 2006 during the three months ended March 31, 2006 compared to the three months ended March 31, 2007.
The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from businesses acquired since January 1, 2006.
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
The increase in sales of instruments and consumables was due mainly to higher unit sales volume of both instruments and of consumables and, to a lesser extent, to higher average unit sales prices for slides that are sold for use in VetTest® chemistry analyzers. Higher consumables sales volumes were attributable primarily to higher worldwide practice-level sales of slides and, to a lesser extent, to increased U.S. practice-level sales of tubes used with our hematology analyzers, with all consumables categories benefiting from the continued growth of our installed base of instruments. Sales volumes of consumables also benefited from additional diagnostic testing volume related to the recall of certain pet foods in mid-March 2007 in the U.S. and Canada. We believe that the recall resulted in a higher than usual number of pet visits to veterinary clinics in North America during the quarter. Higher instrument sales volume resulted mainly from sales of LaserCyte® Hematology Analyzers. The impact from changes in distributors’ inventory levels increased reported instruments and consumables revenue growth by 1%. Over a longer term, we expect instruments and consumables revenue to grow at a lower rate of 8% to 10%.

The increase in practice-level sales of rapid assay products was due primarily to higher average unit sales prices of canine products and increased sales volume of canine products. Higher average unit sales prices of canine products were due, in part, to higher relative sales of combination test products and less promotional discounting. The impact from changes in distributors’ inventory levels increased reported rapid assay revenue growth by 2%. Over a longer term, we expect rapid assay products revenue to grow at a lower rate of 8% to 10%.
The increase in sales of laboratory and consulting services resulted primarily from higher testing volume and incremental sales attributable to acquisitions since January 1, 2006. Sales volumes benefited from additional diagnostic testing volume resulting from the pet food recalls as discussed above. Over a longer term, we expect laboratory and consulting services revenue to grow at a lower rate of 13% to 15%.
The increase in sales of practice information management systems and digital radiography resulted primarily from an increase in the number of digital radiography systems sold, including sales of the IDEXX-DR™ 1417 Digital Radiography System, which became commercially available during the third quarter of 2006. To a lesser extent, revenue growth was also due to the impact of price increases for support services for our practice information management systems and higher sales of Cornerstone® practice information management systems, data services and computer hardware.
The increase in sales of pharmaceutical products resulted primarily from price increases and, to a lesser extent, from increased practice-level demand, in each case related largely to PZI VET®, our insulin product for the treatment of diabetic cats. These increases were partly offset by lower sales volume of certain other products.
Water. Revenue for Water increased $2.3 million, or 19%, to $14.4 million from $12.1 million for the same period of the prior year. The increase resulted primarily from higher worldwide sales volume, partly offset by lower average unit sales prices due, in part, to higher relative sales in geographies where products are sold at lower average unit sales prices. The favorable impact of currency exchange rates contributed 4% to the increase in Water revenue.
Production Animal Segment. Revenue for PAS increased $3.9 million, or 30%, to $16.8 million from $13.0 million for the prior year. The increase resulted primarily from higher livestock diagnostics sales volume, including, notably, sales in Europe of our HerdChek® products that test for transmissible spongiform encephalopathies, and sales attributable to Institut Pourquier, a France-based manufacturer of production animal diagnostic products that we acquired in March 2007. Sales of Pourquier products contributed 6% to PAS revenue growth. To a lesser extent, increased average unit sales prices for certain livestock diagnostics products also contributed to PAS revenue growth. The favorable impact of currency exchange rates contributed 7% to the increase in PAS revenue.
Other. Revenue for Other operating units increased $2.7 million, or 72%, to $6.5 million from $3.8 million for the prior year due primarily to incremental revenue attributable to OPTI Medical, which was acquired in January 2007.
Gross Profit
Total Company. Gross profit increased $22.6 million, or 26%, to $108.6 million from $86.0 million for the same period of the prior year. As a percentage of total revenue, gross profit was approximately constant at 51%.
Share-based compensation expense of $0.1 million was included in cost of revenue for the three months ended March 31, 2007, compared to $0.4 million for the same period of the prior year. Beginning in 2007, we allocate share-based compensation expense to the operating segments based on headcount and other personnel data. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which is categorized as “unallocated amounts.” Share-based compensation expense was not allocated to our operating segments in 2006. Therefore, the total company share-based compensation expense is categorized as “unallocated amounts” for the three months ended March 31, 2006.

The following table presents gross profit and gross profit percentage by operating segment:

For the Three Months Ended March 31,
		Percent of		Percent of	Dollar	Percentage
Gross Profit (dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change
CAG	$86,330	49.8%	$68,605	49.2%	$17,725	25.8%
Water	9,232	64.1%	7,961	66.0%	1,271	16.0%
PAS	10,963	65.2%	8,322	64.3%	2,641	31.7%
Other	1,914	29.4%	1,515	40.1%	399	26.3%
Unallocated amounts	140	N/A	(378)	N/A	518	137.0%

Total Company	$108,579	51.4%	$86,025	51.2%	$22,554	26.2%

Companion Animal Group. Gross profit for CAG increased $17.7 million, or 26%, to $86.3 million from $68.6 million for the same period of the prior year due to increased sales volume across the CAG product lines and to an increase in the gross profit percentage to 50% from 49% for the prior year. The increase in the gross profit percentage was largely due to lower cost of slides that are sold for use in VetTest® Chemistry Analyzers under the agreement with our supplier; other lower product costs due, in part, to manufacturing efficiencies and lower costs for certain components due to strategic purchases; and higher average selling prices. The increase in the gross profit percentage was partly offset by greater relative sales of lower margin products and services such as laboratory and consulting services.
Water. Gross profit for Water increased $1.3 million, or 16%, to $9.2 million from $8.0 million for the same period of the prior year due to higher sales volume, partly offset by a decrease in the gross profit percentage to 64% from 66%. The decrease in the gross profit percentage was mainly due to lower average unit sales prices.
Production Animal Segment. Gross profit for PAS increased $2.6 million, or 32%, to $11.0 million from $8.3 million for the prior year due primarily to increased sales volume and to an increase in the gross profit percentage to 65% from 64%. The gross profit percentage was favorably impacted by lower product costs due, in part, to increased manufacturing efficiencies, and by higher average unit sales prices. These improvements in the gross profit percentage were partly offset by the impact of purchase accounting for inventory acquired in connection with the Pourquier business acquisition and, to a lesser extent, higher distribution and freight expenses. The purchase method of accounting for a business acquisition generally requires that finished goods inventories acquired in connection with a business acquisition are assigned values that exceed cost, subsequently resulting in a low gross margin on the sale of the inventory that was acquired in a business acquisition.
Other. Gross profit for Other operating units increased $0.4 million, or 26%, to $1.9 million from $1.5 million for the prior year due primarily to incremental revenue attributable to OPTI Medical, partly offset by a decrease in the gross profit percentage to 29% from 40%. The decrease in the gross profit percentage is also primarily attributable to the impact of OPTI Medical, which was acquired in January 2007, including the unfavorable impact of purchase accounting for inventory. Finished goods inventory acquired in connection with a business acquisition is assigned a fair value that exceeds cost, resulting in a low gross margin on the sale of those finished goods by the acquirer.
Operating Expenses and Operating Income
Total Company. Total operating expenses increased $18.7 million to $77.7 million from $59.1 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 37% from 35%.
Share-based compensation expense of $2.2 million was included in operating expenses for the three months ended March 31, 2007, compared to $2.4 million for the same period of the prior year. Beginning in 2007, we allocate share-based compensation expense to the operating segments based on headcount and other personnel data. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which is categorized as “unallocated amounts.” Share-based compensation expense was not allocated to our operating segments in 2006. Therefore, the total company share-based compensation expense is categorized as “unallocated amounts” for the three months ended March 31, 2006.
Operating income increased $3.9 million to $30.9 million from $27.0 million for the prior year. As a percentage of revenue, operating income decreased to 15% from 16%.

The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended March 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change
CAG	$62,745	36.2%	$46,001	33.0%	$16,744	36.4%
Water	3,590	24.9%	3,139	26.0%	451	14.4%
PAS	6,998	41.6%	5,085	39.3%	1,913	37.6%
Other	2,327	35.8%	1,081	28.6%	1,246	115.3%
Unallocated amounts	2,042	N/A	3,744	N/A	(1,702)	(45.5%)

Total Company	$77,702	36.8%	$59,050	35.1%	$18,652	31.6%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change
CAG	$23,585	13.6%	$22,604	16.2%	$981	4.3%
Water	5,642	39.2%	4,822	40.0%	820	17.0%
PAS	3,965	23.6%	3,237	25.0%	728	22.5%
Other	(413)	(6.4%)	434	11.5%	(847)	(195.2%)
Unallocated amounts	(1,902)	N/A	(4,122)	N/A	2,220	(53.9%)

Total Company	$30,877	14.6%	$26,975	16.0%	$3,902	14.5%

Companion Animal Group. Operating expenses for CAG increased $16.7 million, or 36%, to $62.7 million from $46.0 million for the same period of the prior year and, as a percentage of revenue, increased to 36% from 33%. Share-based compensation expense of $1.8 million, or 1% of revenue, is included in CAG operating expenses for the three months ended March 31, 2007. The increase in operating expenses consisted of a 35% ($8.0 million) increase in sales and marketing expense, a 47% ($6.7 million) increase in general and administrative expense, and a 23% ($2.1 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded worldwide sales, marketing and customer service headcount and higher sales commissions as a result of revenue performance, as well as the inclusion of share-based compensation expense. The increase in general and administrative expense resulted primarily from higher spending on facilities, information technology and other general support functions and the inclusion of share-based compensation expense. To a lesser extent, incremental expenses associated with businesses acquired since January 1, 2006, comprised mainly of amortization expense for intangible assets acquired, also contributed to the increase in general and administrative expense. The increase in research and development expense resulted primarily from increased product development spending related primarily to IDEXX VetLab® instrumentation and, to a lesser extent, rapid assay products and practice information management systems, as well as the inclusion of share-based compensation expense.
Water. Operating expenses for Water increased $0.5 million, or 14%, to $3.6 million from $3.1 million for the same period of the prior year and, as a percentage of revenue, decreased to 25% from 26%. Share-based compensation expense of $0.1 million, or 1% of revenue, is included in Water operating expenses for the three months ended March 31, 2007. The increase in operating expenses consisted of a 17% ($0.2 million) increase in sales and marketing expense, a 30% ($0.1 million) increase in research and development expense, and a 6% ($0.1 million) increase in general and administrative expense. The increase in sales and marketing expense resulted primarily from higher personnel-related costs. The increase in research and development expense resulted primarily from costs associated with new product development to extend our current product line and the inclusion of share-based compensation expense. The increase in general and administrative expense resulted primarily from higher spending on facilities, information technology and other general support functions and the inclusion of share-based compensation expense.
Production Animal Segment. Operating expenses for PAS increased $1.9 million, or 38%, to $7.0 million from $5.1 million for the prior year and, as a percentage of revenue, increased to 42% from 39%. Share-based compensation expense of $0.2 million, or 1% of revenue, is included in PAS operating expenses for the three months ended March 31, 2007. The increase in operating expenses consisted of a 39% ($0.8 million) increase in general and administrative expense, a 54% ($0.6 million) increase in research and development expense, and a 27% ($0.5 million) increase in sales and marketing expense. The increase in general and administrative expense resulted primarily from higher spending on facilities, information technology and other general support functions and the inclusion of share-based compensation expense. The increase in research and development expense resulted primarily from higher personnel-related and other costs, including costs attributable to the Pourquier business acquired in March 2007. The increase in sales and marketing expense resulted primarily from higher personnel-related costs and incremental activities associated with the Pourquier business.

Other. Operating expenses for Other operating units increased $1.2 million to $2.3 million from $1.1 million for the prior year due primarily to incremental expenses attributable to OPTI Medical, which was acquired in January 2007. These costs are composed of operating expenses of a recurring nature to support the OPTI Medical business and amortization expense for intangible assets acquired.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $1.7 million to $2.0 million from $3.7 million. As described above, share-based compensation expense was not allocated to our operating segments in 2006. Therefore, total company share-based compensation expense included in operating expenses for the three months ended March 31, 2006 of $2.4 million is categorized as “unallocated amounts”. Beginning in 2007, we allocate a portion of share-based compensation expense to the operating segments. The unallocated share-based compensation expense for the three months ended March 31, 2007 is $0.1 million. Corporate research and development expense is also included in “unallocated amounts” for both periods and grew mainly due to personnel additions in 2006 to support increased long-term product development activities.
Interest Income and Interest Expense
Interest income was $0.7 million for the three months ended March 31, 2007 compared to $0.9 million for the three months ended March 31, 2006. The decrease in interest income was primarily due to lower invested cash balances, partly offset by higher effective interest rates.
Interest expense was $0.6 million for the three months ended March 31, 2007 compared to $0.1 million for the three months ended March 31, 2006. The increase in interest expense was primarily due to interest expense incurred on borrowings under a revolving credit facility and, to a lesser extent, to a mortgage assumed in connection with the Westbrook, Maine facility purchase in May 2006.
Provision for Income Taxes
Our effective tax rate was 32.0% for the three months ended March 31, 2007, compared with 34.4% for the three months ended March 31, 2006. The decrease in our effective tax rate was due, in part, to federal tax incentives recognized during the three months ended March 31, 2007 that were not available for the three months ended March 31, 2006.
▪ Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2(p) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 1 to the condensed consolidated financial statements included in this Form 10-Q.
▪ Liquidity and Capital Resources
Liquidity
We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our credit facilities. At March 31, 2007 and December 31, 2006, we had $53.9 million and $96.7 million of cash and cash equivalents and short-term investments, respectively, and working capital of $108.3 million and $177.5 million, respectively. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our credit facilities will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs. We further believe that we could obtain additional borrowings at customary interest rates to fund our growth objectives. The extent and timing of acquisitions-related spending and repurchases of our common stock could cause variations in our liquidity and leverage levels.
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

Sources and Uses of Cash
Cash used by operating activities was $1.4 million for the three months ended March 31, 2007, compared to $3.0 million for the same period in 2006. The total of net income and net non-cash charges was $27.8 million for the three months ended March 31, 2007, compared to $21.6 million for the same period in 2006.
During the three months ended March 31, 2007, cash decreased by $29.2 million due to changes in operating assets and liabilities, compared to a decrease in the same period in 2006 of $24.7 million, resulting in a year-to-year change of $4.5 million. The increase in cash used by changes in operating assets and liabilities, compared to 2006, was primarily attributable to $7.6 million of incremental cash used by net decreases in accounts payable and accrued expenses and $6.3 million of incremental cash used by increases in accounts receivable due to higher sales during the three months ended March 31, 2007, partly offset by a reduction of $8.6 million of cash used by increases in inventory.
Cash used by investing activities was $56.0 million for the three months ended March 31, 2007, compared to less than $0.1 million for the same period in 2006. The increase in cash used by investing activities for 2007, compared to 2006, was largely due to incremental cash used of $79.7 million for business acquisitions, which are described below. The spending on business acquisitions and incremental purchases of property and equipment of $3.5 million were partly offset by higher net proceeds from sales and maturities of short-term investments of $27.0 million.
We paid $79.2 million to acquire businesses during the three months ended March 31, 2007 and recognized liabilities of $18.0 million, including $8.2 million of deferred tax liabilities associated with purchase accounting. We also paid $1.1 million in purchase payments associated with business acquisitions that closed in prior periods. In January 2007, we acquired substantially all of the assets and liabilities of the Critical Care Division of Osmetech plc. The acquired business is based in the United States and develops, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical and veterinary diagnostics markets. In March 2007, we acquired all of the equity of Vita-Tech Canada Inc. (“Vita-Tech”), Institut Pourquier, and a veterinary reference laboratory based in North Carolina in separate transactions. Vita-Tech is the largest provider of reference laboratory testing services to veterinarians in Canada and has operations in Toronto and Montreal, Canada. Institut Pourquier is based in Montpellier, France and develops, manufactures and distributes production animal diagnostic products.
We paid $10.5 million to purchase fixed assets and $0.2 million to acquire rental instruments sold under recourse during the three months ended March 31, 2007. Our total capital expenditure plan for 2007 is approximately $70 million, which includes approximately $21 million towards the renovation and expansion of our headquarters facility in Westbrook, Maine.
In January 2007, we entered into an unsecured short-term revolving credit facility with a bank in the principal amount of $125.0 million that would have matured on June 30, 2007. On March 30, 2007, we refinanced this short-term facility by entering into an unsecured revolving credit facility with four multinational banks that matures on March 30, 2012 (the “Credit Facility”). The Credit Facility may be used for general corporate purposes, including repurchases of our common stock and business acquisitions. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest and taxes, as defined by the agreement, not to exceed 3-to-1. At March 31, 2007, we had $74.6 million outstanding under the Credit Facility.
The board of directors has authorized the repurchase of up to 18,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to March 31, 2007, we repurchased 15,690,000 shares. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our employee share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 11 to the condensed consolidated financial statements included in this Form 10-Q for additional information about our share repurchases.

Other Commitments, Contingencies and Guarantees
Significant commitments, contingencies and guarantees at March 31, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” and in Note 11 to the consolidated financial statements, except as described below.
In connection with the acquisitions of certain businesses and intangible assets, we have commitments outstanding at March 31, 2007 to make additional purchase price payments of up to $7.9 million, of which $1.3 million is contingent on the achievement by certain acquired businesses and sellers of specified milestones. In addition to these purchase price payments of $7.9 million, we also have agreed to make payments of up to $0.8 million to sellers of certain acquired businesses that are conditional upon those sellers providing future services to IDEXX for specified periods of time. These contingent payments will be recognized as compensation and consulting expense over the remaining service periods when management deems payment to be probable.
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
Our subsidiaries enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with their anticipated intercompany inventory purchases. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. Our hedging strategy is consistent with prior periods. We enter into currency exchange contracts for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of income.
Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. At March 31, 2007, we had $1.3 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.6 million in taxes.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Various Government Regulations Could Limit or Delay Our Ability to Market and Sell Our Products
In the U.S., the manufacture and sale of our products are regulated by agencies such as the United States Department of Agriculture (“USDA”), U.S. Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale. Our water testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. The manufacture and sale of our OPTI® line of human point-of-care electrolytes and blood gas analyzers are regulated by the FDA and require approval by the FDA before they may be sold commercially. The manufacture and sale of our products are subject to similar laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.
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
Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability
We currently purchase many products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily or easily replaced by alternative sources. These products include our VetAutoread™ hematology, VetLyte® electrolyte and IDEXX VetLab® UA™ (urinalysis) analyzers and related consumables and accessories; the consumables associated with our VetTest chemistry analyzers; certain digital radiography system components, specifically image capture plates and readers; active ingredients for pharmaceutical products; and certain components of our SNAP® rapid assay devices, water testing products and LaserCyte® hematology analyzers. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions, delays or discontinuations in product shipments, which could have a material adverse effect on our results of operations.
Our Minimum Purchase Obligations Under Certain Agreements Could Reduce Our Profitability
We purchase the slides sold for use in our VetTest® chemistry analyzers under an agreement with Ortho-Clinical Diagnostics, Inc. that, as of March 31, 2007, required us to purchase a minimum of $43.9 million of slides through 2010. We also have minimum purchase commitments under the terms of certain other supply agreements that commit us to future payments. If demand for any of the products purchased under these agreements is insufficient to support our minimum purchase obligations for those products, we could incur losses related to those obligations. In addition, because we purchase the products at predetermined prices, our profits on sales of these products could decline if we are unable to maintain current pricing levels for such products.
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

Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results
We face intense competition within the markets in which we sell our products and services. We expect that future competition will become even more intense, and that we will have to compete with changing and improving technologies. Competitors may develop products that that are superior to our products, and as a result, we may lose existing customers and market share. Some of our competitors and potential competitors, including large pharmaceutical and diagnostic companies, have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development, obtaining regulatory approvals and conducting clinical trials than we do.
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
On December 29, 2006, the Drinking Water Inspectorate in the U.K. published a proposal to discontinue the regulation that requires testing water supplies for Cryptosporidia effective as of December 22, 2007 or, if approved by the regulator, at an earlier date. If this proposal is adopted, we believe that it will lose a substantial portion of its sales of Filta-Max® products in England and Wales, which were $2.9 million in the year ended December 31, 2006.
Consolidation of Veterinary Hospitals in the U.S. Could Negatively Affect Our Business
An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners include VCA/Antech, Inc. and Banfield, The Pet Hospital, both of which are currently customers of IDEXX. Corporate owners of veterinary hospitals could attempt to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results. In addition, VCA/Antech is our primary competitor in the U.S. market for reference laboratory services, and hospitals acquired by VCA/Antech will use its laboratory services almost exclusively. Therefore, hospitals acquired by VCA/Antech generally will cease to be customers or potential customers of our reference laboratories business.
Our Inexperience in the Human Point-of-Care Market Could Inhibit Our Success in this Market
Upon acquiring the Critical Care Division of Osmetech plc in January 2007, we entered the human point-of-care medical diagnostics market for the first time with the sale of the OPTI® line of electrolyte and blood gas analyzers. The human point-of-care medical diagnostics market differs in many respects from the veterinary medical market. Significant differences include the impact of third party reimbursement on diagnostic testing, more extensive regulation, greater product liability risks, larger competitors, and more rapid technological innovation. Our inexperience in the human point-of-care medical diagnostics market could negatively affect our ability to successfully manage the risks and features of this market that differ from the veterinary medical market. There can be no assurance that we will be successful in achieving growth and profitability in the human point-of-care medical diagnostics market comparable to the results we have achieved in the veterinary medical market.
Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results
For the three months ended March 31, 2007, 38% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2007, we repurchased common shares as described below:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)
January 1, 2007 to January 31, 2007	53,700	$81.77	53,700	2,660,930
February 1, 2007 to February 28, 2007	171,310	84.91	166,500	2,494,430
March 1, 2007 to March 31, 2007	184,693	85.99	184,693	2,309,737

Total	409,703	$84.99	404,893	2,309,737

Our Board of Directors has approved the repurchase of up to 18,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, and February 14, 2007, and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended March 31, 2007, and no repurchase plans expired during the period. Repurchases of 404,893 shares were made during the three months ended March 31, 2007 in open market transactions.
During the three months ended March 31, 2007, we received 4,810 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d).
Item 6. Exhibits
(a) Exhibits
10.1	Amended and Restated Credit Agreement among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc. and IDEXX Laboratories Canada Corporation, as borrowers, the lenders party thereto, JPMorgan Chase Bank, National Association, as administrative agent, JPMorgan Chase Bank, National Association, Toronto Branch, as Toronto agent, Bank of America, N.A., as syndication agent, Wachovia Bank, N.A., as documentation agent, LaSalle Bank National Association, as co-agent and J.P. Morgan Securities Inc., as sole bookrunner and lead arranger (filed as Exhibit 10.1 to Current Report on Form 8-K filed April 5, 2007, File No. 0-19271, and incorporated herein by reference).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Merilee Raines

Date: May 2, 2007	Merilee Raines
Corporate Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Amended and Restated Credit Agreement among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc. and IDEXX Laboratories Canada Corporation, as borrowers, the lenders party thereto, JPMorgan Chase Bank, National Association, as administrative agent, JPMorgan Chase Bank, National Association, Toronto Branch, as Toronto agent, Bank of America, N.A., as syndication agent, Wachovia Bank, N.A., as documentation agent, LaSalle Bank National Association, as co-agent and J.P. Morgan Securities Inc., as sole bookrunner and lead arranger (filed as Exhibit 10.1 to Current Report on Form 8-K filed April 5, 2007, File No. 0-19271, and incorporated herein by reference).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.