Form 10-Q
period 2007-06-30
IDEXX LABORATORIES INC /DE
filed 2007-07-31
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 30,591,893 on July 24, 2007.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$49,588	$61,666
Short-term investments	—	35,000
Accounts receivable, less reserves of $1,579 in 2007 and $1,783 in 2006	106,684	81,389
Inventories	91,551	95,996
Deferred income taxes	22,852	16,884
Other current assets	11,793	11,328

Total current assets	282,468	302,263

Property and Equipment, at cost:
Land and improvements	7,624	6,062
Buildings and improvements	51,982	50,105
Leasehold improvements	14,667	11,454
Machinery and equipment	79,561	72,146
Office furniture and equipment	55,423	43,632
Construction in progress	9,275	8,139

	218,532	191,538
Less accumulated depreciation and amortization	100,726	91,910

Property and equipment, net	117,806	99,628

Other Long-term Assets:
Goodwill and other intangible assets, net	230,562	148,179
Other noncurrent assets, net	15,333	9,490

	245,895	157,669

TOTAL ASSETS	$646,169	$559,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,366	$24,374
Accrued expenses	33,049	25,590
Accrued employee compensation and related expenses	33,533	33,368
Accrued taxes	10,488	18,465
Accrued customer programs	15,195	13,292
Short-term debt	83,748	—
Current portion of long-term debt	699	678
Deferred revenue	8,491	8,976

Total current liabilities	213,569	124,743

Long-term Liabilities:
Deferred tax liabilities	15,286	7,154
Long-term debt, net of current portion	6,092	6,447
Deferred revenue	8,409	6,834
Other long-term liabilities	18,261	4,521

Total long-term liabilities	48,048	24,956

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 46,999 and 46,621 shares in 2007 and 2006, respectively	4,700	4,662
Additional paid-in capital	500,447	479,993
Deferred stock units: Issued 34 and 31 units in 2007 and 2006, respectively	2,094	1,852
Retained earnings	534,539	490,614
Accumulated other comprehensive income	13,131	10,566
Treasury stock, at cost: (16,520 and 15,456 shares in 2007 and 2006, respectively)	(670,359)	(577,826)

Total stockholders’ equity	384,552	409,861

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$646,169	$559,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:
Product revenue	$159,886	$136,853	$305,350	$255,409
Service revenue	77,160	54,511	142,851	104,119

	237,046	191,364	448,201	359,528
Cost of Revenue:
Cost of product revenue	72,319	57,288	130,609	106,137
Cost of service revenue	50,506	35,040	94,792	68,330

	122,825	92,328	225,401	174,467

Gross profit	114,221	99,036	222,800	185,061

Expenses:
Sales and marketing	36,747	28,679	72,329	55,617
General and administrative	27,690	20,039	53,839	39,473
Research and development	17,317	13,292	33,288	25,970

Income from operations	32,467	37,026	63,344	64,001
Interest expense	(1,454)	(76)	(2,088)	(189)
Interest income	620	670	1,282	1,552

Income before provision for income taxes and partner’s interest	31,633	37,620	62,538	65,364
Provision for income taxes	9,969	11,879	19,847	21,463
Partner’s interest in loss of subsidiary	—	(39)	—	(152)

Net income	$21,664	$25,780	$42,691	$44,053

Earnings per Share:
Basic	$0.70	$0.82	$1.38	$1.39

Diluted	$0.67	$0.78	$1.32	$1.33

Weighted Average Shares Outstanding:
Basic	30,849	31,467	30,992	31,633

Diluted	32,201	33,014	32,380	33,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$42,691	$44,053
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	19,271	14,209
Navigator® inventory write-down and royalty license impairment	10,138	—
Partner’s interest in loss of subsidiary	—	(152)
Provision for uncollectible accounts	295	338
Benefit of deferred income taxes	(4,346)	(3,136)
Share-based compensation expense	4,113	5,558
Tax benefit from exercises of stock options	(4,070)	(5,935)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(18,070)	(12,059)
Inventories	1,802	(15,610)
Other assets	(1,480)	1,223
Accounts payable	1,969	4,321
Accrued liabilities	9,940	11,822
Deferred revenue	883	156

Net cash provided by operating activities	63,136	44,788

Cash Flows from Investing Activities:
Purchases of short- and long-term investments	—	(43,391)
Sales and maturities of short- and long-term investments	35,000	82,000
Purchases of property, plant and equipment	(26,235)	(13,810)
Purchase of land and buildings	—	(11,521)
Acquisitions of equipment leased to customers	(525)	(918)
Acquisitions of intangible assets and businesses, net of cash acquired	(85,507)	(8,245)

Net cash provided (used) by investing activities	(77,267)	4,115

Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facilities, net	79,827	—
Payment of other notes payable	(2,042)	(647)
Purchase of treasury stock	(92,533)	(85,228)
Proceeds from exercises of options	11,986	13,245
Tax benefit from exercises of stock options	4,070	5,935

Net cash provided (used) by financing activities	1,308	(66,695)
Net effect of exchange rates on cash	745	664

Net decrease in cash and cash equivalents	(12,078)	(17,128)
Cash and cash equivalents at beginning of period	61,666	67,151

Cash and cash equivalents at end of period	$49,588	$50,023

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,440	$94
Income taxes paid	$18,011	$13,117
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
The accompanying interim condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The condensed balance sheet data as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year or any future period. These financial statements should be read in conjunction with this Form 10-Q for the three and six months ended June 30, 2007, and our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
NOTE 2. ACCOUNTING POLICIES
Recent Accounting Pronouncements
We adopted the provisions of Emerging Issues Task Force (“EITF”) consensus on Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”) and of FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. EITF 06-2 requires that the costs associated with unrestricted sabbaticals and other similar benefit arrangements be recognized over the service period during which the employee earns the benefit. We provide an additional four weeks of compensated leave to all U.S. salaried employees in their tenth anniversary year of employment and again at each fifth year thereafter. As a result of adopting the provisions of EITF 06-2, we recognized an increase in assets of $1.2 million, an increase in liabilities of $3.0 million, and a decrease in retained earnings of $1.8 million as of January 1, 2007. Beginning in 2007, we recognize estimated costs for estimated future compensated leave benefits as they are earned. We do not expect this change in accounting principle to have a material impact on net income in any individual period. See Note 8 for a discussion of our adoption of FIN 48.
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
In April 2007, the FASB issued FASB Staff Position No. FIN 39-1 (“FSP FIN 39-1”). FSP FIN 39-1 amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP FIN 39-1 requires reporting entities to make an accounting policy decision whether or not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim, or the obligation to return, cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 also requires related disclosures. If a reporting entity changes its accounting policy upon adoption of FSP FIN 39-1, the effects of applying FSP FIN 39-1 shall be retrospectively applied for all financial statements presented. The provisions of FSP FIN 39-1 are required as of the beginning of the first fiscal year beginning after November 15, 2007. We do not expect the adoption of FSP FIN 39-1 to have a material impact on our financial position. The adoption of FSP FIN 39-1 will not have an effect on our results of operations or cash flows.

Reclassifications
Reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.
Revenue Recognition
We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:
•	We recognize revenue at the time of shipment to U.S. distributors for substantially all products sold through distributors as title and risk of loss pass to these customers on delivery to the common carrier. Our distributors do not have the right to return products. We recognize revenue for the remainder of our customers when the product is delivered to the customer except as noted below.
•	We recognize revenue from the sales of instruments, noncancelable software licenses and hardware systems upon installation (and completion of training if applicable) and the customer’s acceptance of the instrument or system because at this time we have no significant further obligations.
•	We recognize service revenue at the time the service is performed.
•	We recognize revenue associated with extended maintenance agreements over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.
•	We recognize revenue on certain instrument systems under rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.
Certain diagnostic instruments and practice information management systems offered for sale may include software that is considered more than incidental to the utility and value of the product. Sales arrangements may provide for software update rights or postcontract customer support. Judgment is required to determine whether sales arrangements include multiple elements.
Shipping costs reimbursed by the customer are included in revenue.
Multiple element arrangements. When multiple products and/or services are sold together, we generally allocate the total consideration received amongst the elements based on their relative fair values, which is determined by amounts charged separately for the delivered and undelivered elements to other customers. When there is objective and reliable evidence of the fair value of the undelivered elements but no such evidence for the delivered elements, the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. The delivered elements are recognized as revenue when appropriate under the policies described above. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available.
Customer programs. We record estimated reductions to revenue in connection with customer marketing programs and incentive offerings, which may give customers credits or award points. Award points may be applied to trade receivables owed to us and/or toward future purchases of our products or services. We establish accruals for estimated revenue reductions attributable to customer programs and incentive offerings for each program. Revenue reductions are recorded quarterly based on issuance of credits, points earned but not yet issued, and estimates of credits and points to be earned in the future based on current revenue. Our two most significant customer programs are Practice Developer® and SNAP up the SavingsTM (“SUTS”), both of which are offered only to North American customers. Our Practice Developer® program is a Companion Animal Group awards program that permits customers to earn points by purchasing quarterly minimums in certain product and service categories. Points may then be applied against the purchase price for IDEXX products and services purchased in the future. SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) points under the Practice Developer® program awarded at the end of the SUTS program year (August 30) based on total purchase volume of qualified products during the year. For the Practice Developer program, we reduce revenue assuming all points granted will result in future credits because the historical forfeitures have been de minimis. The accrued revenue reduction is calculated each quarter based on sales to end users during the quarter by either us or our distributors and on our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter. On November 30 of each year, unused points granted before January 1 of the prior year expire and are accounted for as a favorable change in estimate.
Doubtful accounts receivable. We recognize revenue only in those situations where collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Account balances are charged off against the allowance when we believe the receivable will not be recovered.
Other Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2007 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 3. BUSINESS ACQUISITIONS
In January 2007, we acquired substantially all of the assets and liabilities of the Critical Care Division of Osmetech plc. The acquired business is based in the United States and develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical and veterinary diagnostics markets. In March 2007, we acquired all of the equity of Vita-Tech Canada Inc. (“Vita-Tech”), Institut Pourquier SAS (“Pourquier”), and a veterinary reference laboratory based in North Carolina in separate transactions. Vita-Tech is the largest provider of reference laboratory testing services to veterinarians in Canada and has operations in Toronto and Montreal, Canada. Institut Pourquier is based in Montpellier, France and develops, designs, manufactures, and distributes production animal diagnostic products. In April 2007, we acquired certain assets of a veterinary reference laboratory based in Switzerland.
We believe that the acquired businesses enhance our existing businesses by either expanding the geographic range of our existing businesses or expanding our existing product lines. We determined the purchase price of each acquired business based on our assessment of estimated future cash flows attributable to the business enterprise taken as a whole, the strength of the business in the marketplace, the strategic importance of the acquisition to IDEXX, and the seller’s desire to be acquired by IDEXX versus perceived alternatives. We recognized goodwill based on the excess of the purchase price for each business over the fair values of the individual tangible and separately identified intangible assets acquired, which were valued in accordance with SFAS No. 141, “Business Combinations.”
We paid $84.4 million to acquire businesses during the six months ended June 30, 2007 and assumed liabilities of $17.7 million, including $7.8 million of deferred tax liabilities associated with purchase accounting. We have commitments outstanding at June 30, 2007 for additional purchase price payments of $0.7 million related to businesses acquired during the six months ended June 30, 2007. In connection with business acquisitions during the six months ended June 30, 2007, we recognized goodwill of $44.9 million and amortizable intangible assets of $36.7 million (with a weighted average amortization life of 12 years).
During the six months ended June 30, 2007, we revised the purchase price allocations related to certain businesses acquired during the year ended December 31, 2006. The revisions to the purchase price allocations resulted in a decrease in goodwill assigned to the Companion Animal Group (“CAG”) segment of $0.8 million and a corresponding increase in property, equipment and other intangible assets. During the six months ended June 30, 2007, we also paid purchase price payments of $1.1 million related to businesses acquired in prior years.

We have commitments outstanding at June 30, 2007 for additional purchase price payments of up to $3.7 million in connection with acquisitions of businesses and intangible assets during the current and prior periods, of which $1.3 million is contingent on the achievement by certain acquired businesses of specified milestones. In addition to these purchase price payments of $3.7 million, we also have agreed to make payments of up to $0.8 million to sellers of certain acquired businesses that are conditional upon those sellers providing future services to IDEXX for specified periods of time. These contingent payments will be recognized as compensation and consulting expense over the remaining service periods when management deems payment to be probable.
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
NOTE 4. INVENTORIES
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2007	2006

Raw materials	$24,806	$33,199
Work-in-process	14,716	13,804
Finished goods	52,029	48,993

	$91,551	$95,996

During the three months ended June 30, 2007, we recognized a write-down of pharmaceutical raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator® Antiprotozoal Oral Paste (“Navigator® paste” or “Navigator®”), our nitazoxanide product for the treatment of equine protozoal myeloencephalitis. These write-downs are included in cost of product revenue in the condensed consolidated statement of operations. We have written down these assets because the third-party contract manufacturer of finished goods recently notified us that it will discontinue manufacturing the product in 2009. Additionally, product sales have been lower than projected. We believe that we will not be able to enter into a replacement manufacturing arrangement on economically feasible terms and that we will not be able to obtain the product after termination of the existing manufacturing arrangement because the estimated production volume is low. Accordingly, we have evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. At June 30, 2007, this inventory comprised $9.1 million of active ingredient and other raw materials, for which we recognized a full write-down, and $0.1 million of finished goods. Additionally, because of lower sales volume estimates and the reduced product life, we determined that we will not realize our related investment in prepaid royalties and, therefore, fully expensed this asset.
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006

CAG Segment:
Instruments and consumables	$25,661	$117
Rapid assay products	1,631	1,952
Laboratory and consulting services	83,559	63,485
Practice information management systems and digital radiography	1,453	1,453
Pharmaceutical products	13,745	13,745

CAG Segment total	126,049	80,752
Water segment	17,627	17,282
Production animal segment	8,761	6,792

	$152,437	$104,826

During the six months ended June 30, 2007, we recognized goodwill of $44.1 million (of which $27.4 million is expected to be tax deductible) related to business acquisitions and purchase accounting adjustments. We assigned $42.1 million and $2.0 million to the CAG segment and Production Animal Segment (“PAS”), respectively. See Note 3 for additional information. The remaining changes in goodwill during the six months ended June 30, 2007 resulted from changes in foreign currency exchange rates.
Intangible assets other than goodwill consisted of the following (in thousands):

	June 30, 2007		December 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$10,910	$3,493	$10,491	$2,932
Other product rights	27,024	8,541	18,743	7,660
Customer-related intangible assets	53,116	5,332	25,955	3,496
Other, primarily noncompete agreements	6,170	1,729	3,521	1,269

	$97,220	$19,095	$58,710	$15,357

In connection with business acquisitions and purchase accounting adjustments during the six months ended June 30, 2007, we acquired patents of $0.3 million, other product rights of $9.9 million, customer-related intangible assets of $24.6 million, and other intangible assets of $2.2 million, with weighted amortization periods of 8 years, 13 years, 12 years and 6 years, respectively. See Note 3 for additional information. We recognized an impairment charge to write-off a prepaid royalty license associated with Navigator® paste that had a net book value of $1.0 million. See Note 4 for additional information. The remaining changes in the cost of intangible assets other than goodwill during the six months ended June 30, 2007 resulted from changes in foreign currency exchange rates.
Amortization expense of intangible assets was $2.4 million and $4.2 million for the three and six months ended June 30, 2007, respectively. Amortization expense of intangible assets was $1.5 million and $2.6 million for the three and six months ended June 30, 2006, respectively.
NOTE 6. WARRANTY RESERVES
We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customer’s environment and associated costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve for instruments sold to customers for the three and six months ended June 30, 2007 and 2006, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Balance, beginning of period	$1,831	$3,008	$1,978	$3,159
Provision for warranty expense	292	311	782	870
Liability assumed in connection with business acquisition	—	—	86	—
Change in estimate of prior warranty expense	75	31	251	(119)
Settlement of warranty liability	(447)	(586)	(1,346)	(1,146)

Balance, end of period	$1,751	$2,764	$1,751	$2,764

NOTE 7. DEBT
The components of debt at June 30, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in Note 7 to the consolidated financial statements, except as described below.
In January 2007, we entered into an unsecured short-term revolving credit facility with a bank in the principal amount of $125.0 million that would have matured on June 30, 2007. On March 30, 2007, we refinanced this short-term facility by entering into an unsecured revolving credit facility with four multinational banks that matures on March 30, 2012 (the “Credit Facility”). The Credit Facility may be used for general corporate purposes, including repurchases of our common stock and business acquisitions. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At June 30, 2007, we had $83.7 million outstanding under the Credit Facility.
We assumed $0.6 million of unsecured notes payable in connection with business acquisitions during the six months ended June 30, 2007. The notes bear interest at rates ranging from 3.1% to 8.0%.
NOTE 8. INCOME TAXES
Our effective tax rates for the three and six months ended June 30, 2007 were 31.5% and 31.7%, respectively, compared with 31.5% and 32.8% for the three and six months ended June 30, 2006, respectively. In both periods, several factors had favorable impacts on the effective tax rate compared to the same periods of 2006, including federal tax incentives recognized during the six months ended June 30, 2007 that were not available for the six months ended June 30, 2006, a settlement during the three months ended June 30, 2007 with state tax authorities regarding our tax position concerning certain state tax benefits, and a state tax law change during the three months ended June 30, 2007 that we anticipate will reduce our future effective tax rate by one percentage point. This tax law change did not have a significant impact to the current period because the reduction in our current expense was offset by the impact of the initial application of the new rate to our net deferred tax assets. These effective tax rate reductions were partly offset by favorable changes due, in part, to a discrete benefit recognized during the three months ended June 30, 2006 that did not recur in the current period. The prior year benefit related to the release of a valuation allowance on certain international deferred tax assets as a result of a subsidiary demonstrating consistent sustained profitability.
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
In ensuing quarters, we anticipate recognizing income tax benefits related to certain discrete events that occurred in July 2007. Subsequent to June 30, 2007, we received notification of the final settlement of certain tax incentives that we have not previously recognized, in accordance with Financial Interpretation No. 48, due to uncertainty regarding the ultimate outcome of our tax positions. As a result, we anticipate recognizing $0.6 million of net tax benefits and reducing tax expense during the quarter ending September 30, 2007. Additionally, in July 2007, certain foreign governments approved business tax reforms that will reduce the respective corporate tax rates beginning in 2008. Consequently, we anticipate a reduction of certain foreign deferred tax liabilities and a corresponding income tax benefit of approximately $0.8 million to $1.0 million during the quarter ending September 30, 2007.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties of $0.6 million were accrued as of January 1, 2007.
NOTE 9. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three and six months ended June 30, 2007 and 2006 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$21,664	$25,780	$42,691	$44,053
Other comprehensive income (loss):
Foreign currency translation adjustments	1,970	4,840	3,039	5,198
Change in fair value of foreign currency contracts classified as hedges, net of tax	(576)	(1,584)	(529)	(2,314)
Change in fair market value of investments, net of tax	48	18	55	38

Comprehensive income	$23,106	$29,054	$45,256	$46,975

NOTE 10. EARNINGS PER SHARE
The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	30,808	31,435	30,959	31,603
Weighted average vested deferred stock units outstanding	41	32	33	30

	30,849	31,467	30,992	31,633

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	30,849	31,467	30,992	31,633
Dilutive effect of options issued to employees and directors	1,329	1,466	1,361	1,522
Dilutive effect of restricted stock units issued to employees	18	74	21	56
Dilutive effect of nonvested deferred stock units issued to directors	5	7	6	5

	32,201	33,014	32,380	33,216

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
Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average number of shares underlying anti-dilutive options	380	176	342	161

Weighted average exercise price per underlying share of anti- dilutive options	$86.02	$75.25	$84.58	$72.23
The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	June 30,
	2007	2006

Closing price per share of our common stock	$94.63	$75.13

Number of shares underlying options with exercise prices below the closing price	2,908	3,261
Number of shares underlying options with exercise prices equal to or above the closing price	100	161

Total number of shares underlying outstanding options	3,008	3,422

NOTE 11. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Significant commitments, contingencies and guarantees at June 30, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in Note 11 to the consolidated financial statements, except as described in Notes 3 and 7.
On June 30, 2006, Cyntegra, Inc. filed suit against IDEXX in the U.S. District Court for the Central District of California alleging that IDEXX had violated U.S. federal antitrust laws and California state unfair trade practices laws. The complaint alleged, among other things, that IDEXX was monopolizing the U.S. market for companion animal diagnostic products. In November 2006, Cyntegra filed a motion for preliminary injunction requesting, among other things, that the Court enjoin IDEXX from withdrawing or threatening to withdraw its products from distributors that wish to sell products that compete with IDEXX’s products. On February 5, 2007, the Court denied this motion and stated that Cyntegra had failed to show a likelihood of success on the merits. IDEXX has filed a motion for summary judgment seeking judgment in its favor on all of Cyntegra’s claims. Oral arguments on the motion are currently scheduled to be held September 20, 2007. Although a favorable outcome for IDEXX cannot be assured, we believe that Cyntegra’s claims are without merit and we intend to continue to defend our positions vigorously. We have not accrued a contingent litigation loss reserve in connection with this suit because we believe that the possibility of an adverse result is remote and that, even if an adverse outcome were to occur, any loss would not be material.
In connection with certain contractual obligations that commit us to minimum future payments to purchase inventory, we estimated incremental contractual losses at June 30, 2007 and accordingly recognized expenses of $1.1 million. The changes in estimate resulted primarily from a reduction in forecast product demand due to a change in distribution strategy during the second quarter that favors an alternate IDEXX product, partly offset by a reduction in the applicable purchase volume commitments.

NOTE 12. TREASURY STOCK
Our Board of Directors has approved the repurchase of up to 18,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to June 30, 2007, we repurchased 16,345,000 shares for $663.9 million. At June 30, 2007, we had 1,655,000 shares remaining under our share repurchase authorization. From the inception of the program in August 1999 to June 30, 2007, we also received 176,000 shares of stock with a market value of $6.5 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, vesting of restricted stock units and settlement of deferred stock units, and in payment for the exercise price of stock options.
Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Shares acquired	655	538	1,064	1,080
Total cost of shares acquired	$57,714	$42,547	$92,533	$85,242
Average cost per share	$88.14	$79.06	$86.93	$78.96
NOTE 13. SEGMENT REPORTING
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
We are organized into business units by market and customer group. Our reportable segments include: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical market, which we refer to as OPTI Medical. Financial information about the Dairy and OPTI Medical operating segments are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. We added the OPTI Medical operating segment in connection with our acquisition of substantially all of the assets and liabilities of the Critical Care Division of Osmetech plc in January 2007. The segment information for the three and six months ended June 30, 2006 has been restated to conform to our presentation of reportable segments for the three and six months ended June 30, 2007. Previously, PAS and Dairy were aggregated into a single reportable segment, which we referred to as the Food Diagnostics Group.
CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures and distributes products to detect contaminants in water. PAS develops, designs, manufactures and distributes products to detect diseases in production animals. Dairy develops, designs, manufactures and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market.

Unallocated items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses, interest income and expense, and income taxes. Share-based compensation expense was also reported in “unallocated amounts” in 2006. Beginning in 2007, we allocate a portion of share-based compensation expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which is categorized as “unallocated amounts.” Share-based compensation expense of $1.3 million, $0.1 million, $0.2 million and less than $0.1 million was included in the income (loss) from operations of the CAG, Water, PAS and Other operating segments, respectively, for the three months ended June 30, 2007. Share-based compensation expense of $0.1 million was unallocated for the three months ended June 30, 2007, compared to $2.7 million for the three months ended June 30, 2006. Share-based compensation expense of $3.2 million, $0.2 million, $0.3 million and $0.1 million was included in the income (loss) from operations of the CAG, Water, PAS and Other operating segments, respectively, for the six months ended June 30, 2007. Share-based compensation expense of $0.2 million was unallocated for the six months ended June 30, 2007, compared to $5.5 million for the six months ended June 30, 2006.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006 in Notes 2 and 16, and in Note 2 to these condensed consolidated financial statements.

The following is the segment information (in thousands):

	For the Three Months Ended June 30,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2007
Revenues	$194,025	$17,105	$18,683	$7,233	$—	$237,046

Income (loss) from operations	$23,179	$7,156	$3,760	$(101)	$(1,527)	$32,467

Interest income (expense), net						(834)

Income before provisions for income taxes and partner’s interest						31,633
Provision for income taxes						9,969
Partner’s interest in loss of subsidiary						—

Net income						$21,664

2006
Revenues	$156,903	$15,087	$15,450	$3,924	$—	$191,364

Income (loss) from operations	$29,501	$6,817	$4,134	$607	$(4,033)	$37,026

Interest income, net						594

Income before provisions for income taxes and partner’s interest						37,620
Provision for income taxes						11,879
Partner’s interest in loss of subsidiary						(39)

Net income						$25,780

	For the Six Months Ended June 30,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2007
Revenues	$367,458	$31,510	$35,494	$13,739	$—	$448,201

Income (loss) from operations	$46,764	$12,798	$7,725	$(514)	$(3,429)	$63,344

Interest income (expense), net						(806)

Income before provisions for income taxes and partner’s interest						62,538
Provision for income taxes						19,847
Partner’s interest in loss of subsidiary						—

Net income						$42,691

2006
Revenues	$296,266	$27,153	$28,403	$7,706	$—	$359,528

Income (loss) from operations	$52,105	$11,639	$7,371	$1,041	$(8,155)	$64,001

Interest income, net						1,363

Income before provisions for income taxes and partner’s interest						65,364
Provision for income taxes						21,463
Partner’s interest in loss of subsidiary						(152)

Net income						$44,053

Revenue by product and service category was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

CAG segment revenue:
Instruments and consumables	$71,490	$61,211	$138,446	$117,031
Rapid assay products	36,588	32,627	67,825	58,631
Laboratory and consulting services	68,548	47,811	126,436	91,394
Practice information systems and digital radiography	11,697	10,782	24,222	20,477
Pharmaceutical products	5,702	4,472	10,529	8,733

CAG segment revenue	194,025	156,903	367,458	296,266

Water segment revenue	17,105	15,087	31,510	27,153
Production animal segment revenue	18,683	15,450	35,494	28,403
Other revenue	7,233	3,924	13,739	7,706

Total revenue	$237,046	$191,364	$448,201	$359,528

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to future revenue growth rates, demand for our products, realizability of assets, warranty expense, share-based compensation expense, and competition. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part II, Item 1A. Risk Factors” in this Form 10-Q. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.
•  Business Overview
We operate primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical market, which we refer to as OPTI Medical. Financial information about the Dairy and OPTI Medical operating segments are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. We added the OPTI Medical operating segment in connection with our acquisition of substantially all of the assets and liabilities of the Critical Care Division of Osmetech plc in January 2007. The segment information for the three and six months ended June 30, 2006 has been restated to conform to our presentation of reportable segments for the three and six months ended June 30, 2007. Previously, PAS and Dairy were aggregated into a single reportable segment, which we referred to as the Food Diagnostics Group.
CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures and distributes products to detect contaminants in water. PAS develops, designs, manufactures and distributes products to detect diseases in production animals. Dairy develops, designs, manufactures and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market.

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
•  Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Note 2 to the consolidated financial statements for the year ended December 31, 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to the condensed consolidated financial statements included in this Form 10-Q describe the significant accounting policies used in preparation of these condensed consolidated financial statements.
We believe the following critical accounting estimates and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change.
Revenue Recognition
Customer programs. We record estimated reductions to revenue in connection with customer marketing programs and incentive offerings, which may give customers credits or award points. Award points may be applied to trade receivables owed to us and/or toward future purchases of our products or services. We establish accruals for estimated revenue reductions attributable to customer programs and incentive offerings for each program based on numerous factors, including:
•	forecasted purchasing patterns of those enrolled in the program based on historical experience with similar programs, current sales trends and market analyses;
•	inventory levels of eligible products in the distribution channel; and
•	estimated number of participants that will ultimately reach volume purchase thresholds.
Revenue reductions are recorded quarterly based on issuance of credits, points earned but not yet issued, and estimates of credits and points to be earned in the future based on current revenue. In our analysis, we utilize data supplied from distributors and collected in-house that details the volume of qualifying products purchased as well as price paid per clinic (“practice-level sales data”).

Our two most significant customer programs are Practice Developer® and SNAP up the SavingsTM (“SUTS”), both of which are offered only to North American customers. For the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005, we recorded revenue reductions of $3.6 million, $5.1 million and $4.8 million, respectively, related to our Practice Developer® program and $2.4 million, $4.9 million and $5.1 million, respectively, related to our SUTS program. As of June 30, 2007 and December 31, 2006 and 2005, the accrued revenue reductions were $9.5 million, $10.4 million and $7.1 million, respectively, for the Practice Developer® program and $4.0 million, $1.4 million and $1.4 million, respectively, for the SUTS program. Following is a summary of changes in the accrual for estimated revenue reductions attributable to customer programs and incentive offerings for the six months ended June 30, 2007 (in thousands):

For the Six
Months Ended
June 30,
2007

Practice Developer®
Balance, beginning of period	$10,399
Current provision related to current period	3,596
Change in estimate related to sales in prior periods	(52)
Issuance of points for SNAP up the Savings™ program (1)	—
Issuance of points for other programs (1)	1,579
Actual points redeemed	(6,066)

Balance, end of period	$9,456

SNAP up the Savings™
Balance, beginning of period	$1,429
Current provision related to current period	2,429
Change in estimate related to sales in prior periods	93
Issuance of points for SNAP up the Savings™ program (1)	—

Balance, end of period	$3,951

Other Customer Programs
Balance, beginning of period	$1,464
Current provision related to current period	2,453
Change in estimate related to sales in prior periods	(76)
Issuance of points for other programs (1)	(1,579)
Actual credits issued	(474)

Balance, end of period	$1,788

(1)	SNAP up the Savings™ and certain other customer program liabilities are settled through the issuance of Practice Developer® points.
Our Practice Developer® program is a Companion Animal Group awards program that permits customers to earn points by purchasing quarterly minimums in certain product and service categories, including IDEXX Reference Laboratories services, VetTest® slides, LaserCyte® tubes, and Feline and Canine SNAP® tests. Points may then be applied against the purchase price for IDEXX products and services purchased in the future. SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) points under the Practice Developer® program awarded at the end of the SUTS program year (August 30) based on total purchase volume of qualified products during the year.
For the Practice Developer program, we reduce revenue assuming all points granted will result in future credits because the historical forfeitures have been de minimis. The accrued revenue reduction is calculated each quarter based on sales to end users during the quarter by either us or our distributors and on our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter. On November 30 of each year, unused points granted before January 1 of the prior year expire and are accounted for as a favorable change in estimate.
Under the SUTS program, the discount ultimately received by a customer will depend on the volume of products purchased by the customer, either from us or our distributors, over the entire program period. Because at any time during the period we cannot be certain what discount level each customer ultimately will be entitled to, at the beginning of the period we develop a program model that forecasts a per-test discount for all tests sold over the program period based on program enrollee purchasing patterns, historical experience with similar programs, current sales trends, and marketing analysis. The per-test discount is adjusted quarterly during the program year based on our experience with the program and finalized when the program year ends in August. The accrued revenue reduction is calculated each quarter by applying the applicable per-test discount to sales to end users during the quarter by either us or our distributors. The accrued revenue reduction also includes our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter.

If the per-test factor used to determine the revenue reduction under the SUTS program were to increase or decrease by 10% per test, we would be required to further reduce revenue or increase revenue, as the case may be, by $0.4 million.
Doubtful accounts receivable. We recognize revenue only in those situations where collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Account balances are charged off against the allowance when we believe the receivable will not be recovered. Write-offs of customer accounts during the six months ended June 30, 2007 and the years ended December 31, 2005 and 2006 were $0.6 million, $0.4 million and $0.5 million, respectively.
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
LaserCyte® Hematology Analyzer. At June 30, 2007 and December 31, 2006, $2.4 million and $1.7 million, respectively, of inventory associated with our LaserCyte® hematology instrument required rework before it could be used to manufacture finished goods, which was net of $1.0 million and $0.9 million of write-downs for inventory estimated to be obsolete. We determined obsolescence based on our estimate of the costs to rework inventory and the probability of success, primarily based on historical experience. We expect to fully realize our net investment in inventory. However, if we are unsuccessful reworking this inventory, if we revise our judgment of our ability to successfully rework inventory due to new experience in reworking this inventory, or if we alter the design of this product, we may be required to write off some or all of the remaining associated inventory.
Nitazoxanide. At December 31, 2006, our inventories included $9.3 million of inventory associated with Navigator®, our nitazoxanide product for the treatment of equine protozoal myeloencephalitis. This inventory consisted of $0.2 million of finished goods and $9.1 million of active ingredient and other raw materials. We have an agreement with our supplier of nitazoxanide under which the supplier agreed until 2017 to replace any expiring inventory of nitazoxanide with longer-dated material. During the three months ended June 30, 2007, we recognized a write-down of pharmaceutical raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator® paste, our nitazoxanide product for the treatment of equine protozoal myeloencephalitis. We have written down these assets because the third-party contract manufacturer of finished goods recently notified us that it will discontinue manufacturing the product in 2009. Additionally, product sales have been lower than projected. We believe that we will not be able to enter into a replacement manufacturing arrangement on economically feasible terms and that we will not be able to obtain the product after termination of the existing manufacturing arrangement because the estimated production volume is low. Accordingly, we have evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. At June 30, 2007, this inventory comprised $9.1 million of active ingredient and other raw materials, for which we recognized a 100% write-down, and $0.1 million of finished goods. Sales of Navigator® were $0.2 million for the six months ended June 30, 2007.
Valuation of Goodwill and Other Intangible Assets
A significant portion of the purchase prices for acquired businesses are assigned to intangible assets. Intangible assets other than goodwill are initially valued at the lesser of fair value or, if applicable, fair value proportionately reduced by the excess of the fair value of acquired net assets over the purchase price (collectively, “fair value”) of the acquired business. If a market value is not readily available, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When deemed appropriate by management, we utilize independent valuation experts to advise and assist us in allocating the purchase prices for acquired businesses to the fair values of the identified intangible assets and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair values of acquired net assets.
We assess goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). For impairment testing, the fair values of the reporting units that include goodwill are estimated using a discounted cash flow approach. The cash flows used contain our best estimates, using appropriate and customary assumptions and projections at the time. No impairments were identified as a result of the annual or event-driven reviews during the years ended December 31, 2006, 2005 or 2004.
Changes in forecast cash flows or the discount rate would affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. However, a 25% decrease in the current estimated fair value of any of our reporting units would not result in a goodwill impairment charge for any of our reporting units that include goodwill. Because our pharmaceutical business is still substantially in an investment stage, the determination of the fair value of this business unit requires significant assumptions about the timing and amounts of the unit’s future cash flows, including assumptions about the markets for our products and proprietary technologies, the future success of research and development activities, the attainment and timing of regulatory approvals to manufacture and sell new products, the introduction and success of competitive products by other market participants, and other business risks. We believe that the goodwill attributable to our pharmaceutical business of $13.7 million was not impaired at June 30, 2007. However, significant changes in our assumptions and estimates due to new information, or actual results that are below our expectations could result in an impairment in the future of some or all of the goodwill attributable to our pharmaceutical products business.
We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. During the three months ended June 30, 2007, we recognized an impairment charge to write-off a prepaid royalty license of $1.0 million associated with Navigator® paste, our nitazoxanide product for the treatment of equine protozoal myeloencephalitis. We also recognized a related inventory write-down and the circumstances are described in the above discussion of critical accounting estimates and assumptions used in inventory valuation and in Note 4 to the condensed consolidated financial statements included in this Form 10-Q. Based on our changed estimates of product availability and estimated future demand and market conditions, we determined that we will not realize our investment in prepaid royalties and, therefore, fully expensed this asset. No impairments were identified during the years ended December 31, 2006, 2005 or 2004.
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

The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004 totaled $17.4 million, $11.9 million, $15.7 million and $13.4 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at June 30, 2007, net of estimated forfeitures, was $25.0 million. Approximately $8.8 million is expected to be recognized in the year ending December 31, 2007 for previously granted share-based compensation awards, of which $4.0 million has been recognized during the six months ended June 30, 2007, and decreasing amounts of the total expense are expected to be recognized over the subsequent five years, resulting in a weighted average expense recognition period of approximately 2 years.
The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant were as follows:

	For the Six
	Months	For the
	Ended	Year Ended
	June 30,	December 31,
	2007	2006

Expected stock price volatility	29%	30%
Expected term, in years	5.0	5.0
Risk-free interest rate	4.7%	4.6%
We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants and other relevant factors. Lower estimated volatility reduces the fair value of an option. The total fair value of options awarded during the six months ended June 30, 2007 ($7.4 million) would have increased by approximately 7% or decreased by approximately 6% if the stock price volatility assumption were increased or decreased by 10%, respectively. The total cost recognized for options awarded during the six months ended June 30, 2007 would have increased or decreased by less than $0.1 million if the stock price volatility assumption were increased or decreased by 10%, respectively.
To develop the expected term assumption for 2007 option awards, we elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms. The application of the simplified method is allowable for options granted through December 31, 2007. We will transition to developing expected term assumptions for future awards based on historical experience and other relevant factors concerning expected employee behavior with regards to option exercise. Longer expected term assumptions increase the fair value of option awards, and therefore increase the expense recognized per award. The total fair value of options awarded during the six months ended June 30, 2007 ($7.4 million) would have increased by approximately 12% or decreased by approximately 10% if the expected term assumption were increased or decreased by one year, respectively. The total cost recognized for options awarded during the six months ended June 30, 2007 would have increased by $0.1 million or decreased by less than $0.1 million if the expected term assumption were increased or decreased by one year, respectively.
Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors, and compensation expense is adjusted for actual results. At June 30, 2007, we applied annual forfeiture rates ranging from 3% to 16% to estimate future forfeitures of previously granted options and restricted stock units that had vesting dates after June 30, 2007. Net share-based compensation costs for the six months ended June 30, 2007 were $4.0 million, which is net of a reduction of $1.0 million for estimated forfeitures. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of share-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense.

Income Taxes
We recognize a current tax liability or asset for current taxes payable or refundable, respectively; and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.
The future tax benefit arising from net deductible temporary differences and tax carryforwards, net of valuation allowances, was $11.8 million, $12.9 million and $7.9 million at June 30, 2007, December 31, 2006 and December 31, 2005, respectively. We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A reduction of net income before taxes in each subsidiary equal to 5% of revenue, compared to the corresponding reported amounts for the six months ended June 30, 2007, would not result in the recognition of incremental valuation allowances except in one subsidiary where a 5% reduction could result in our recording a valuation allowance of $0.5 million for that subsidiary.
For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is recorded to offset the deferred tax asset within that jurisdiction. In assessing the need for a valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. In the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Similarly, a determination that a higher valuation allowance is required would decrease income in the period such determination was made.
Our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax asset would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of one percentage point in our anticipated U.S. state income tax rate would cause us to increase our net deferred tax asset balance by $0.3 million. This increase in the net deferred asset would increase net income in the period that our rate was adjusted. Likewise, a decrease of one percentage point to our anticipated U.S. state income tax rate would have the opposite effect.
We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made.
We consider the operating earnings of non-United States subsidiaries, the cumulative amount of which was $111.4 million at December 31, 2006, respectively, to be indefinitely invested outside the United States. No provision has been made for United States federal and state, or international taxes that may result from future remittances of undistributed earnings of non-United States subsidiaries. Should we repatriate non-United States earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made.
Estimates for Certain Contingencies
Under our workers’ compensation insurance policies for U.S. employees for the years ended December 31, 2006, 2005, 2004 and 2003, we retain the first $250,000 in claim liability per incident and $3.1 million, $2.8 million, $3.0 million and $1.4 million, respectively, in aggregate claim liability. We entered into a similar workers’ compensation insurance policy effective January 1, 2007 and estimate that our retained aggregate claim liability will approximate $2.7 million. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized cumulative expenses of $0.2 million for claims incurred during the six months ended June 30, 2007 and cumulative expenses of $1.3 million, $0.6 million, $0.8 million and $0.8 million for claims incurred during the years ended December 31, 2006, 2005, 2004 and 2003, respectively. Claims incurred during the six months ended June 30, 2007 and year ended December 31, 2006 are relatively new and significant additional healthcare and wage indemnification costs could arise from those claims. Our liability for claims incurred during the year ended December 31, 2006 could exceed our estimate and we could be liable for up to $1.8 million in excess of the expense we have recognized. For the three years ended on or prior to December 31, 2005, based on our retained claim liability per incident and our aggregate claim liability, our maximum liability at June 30, 2007 is $1.0 million in excess of the amounts deemed probable and previously recognized.

Under our employee health care insurance policy, we retain claims liability risk up to $150,000 per incident and an aggregate claim limit based on the number of employees enrolled in the plan per month. We have insurance coverage of $1.0 million for claims above the aggregate limit. Should employee health insurance claims exceed this coverage, we would have further obligations for the amount in excess of such coverage. We estimate our liability for the uninsured portion of employee health care obligations that have been incurred but not reported based on individual and aggregate coverage, our claims experience, the number of employees enrolled in the program, and the average time from when a claim is incurred to the time it is paid. We recognized employee health care claim expense of $6.1 million during the six months ended June 30, 2007 and $10.8 million during the year ended December 31, 2006, which includes actual claims paid and an estimate for our liability for the uninsured portion of employee health care obligations that have been incurred but not paid. At June 30, 2007, should actual employee health care claims liability exceed estimates, we are liable for up to $3.9 million before reaching our aggregate limit. If our liability for the uninsured portion of employee health care obligations that have been incurred but not paid is 10% greater than our estimates at June 30, 2007, we would incur additional expense of $0.2 million.
•  Results of Operations
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Revenue
Total Company. Revenue increased $45.7 million, or 24%, to $237.0 million from $191.4 million for the same period of the prior year. Incremental sales from businesses acquired since April 1, 2006 contributed 9% to revenue growth. These acquired businesses consisted primarily of veterinary reference laboratories in the United States, Canada and South Africa; intellectual property and distribution rights of a veterinary diagnostics business; a France-based production animal diagnostic products business; and the Critical Care Division of Osmetech plc. The favorable impact of currency exchange rates contributed 2% to revenue growth. The following table presents revenue by operating segment:

For the Three Months Ended June 30,
							Percentage
						Percentage	Change Net of
					Percentage	Change from	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Acquisitions	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	(2)	Effect

CAG	$194,025	$156,903	$37,122	23.7%	1.8%	8.1%	13.8%
Water	17,105	15,087	2,018	13.4%	2.6%	—	10.8%
PAS	18,683	15,450	3,233	20.9%	5.4%	13.9%	1.6%
Other	7,233	3,924	3,309	84.3%	2.2%	77.8%	4.3%

Total	$237,046	$191,364	$45,682	23.9%	2.2%	9.3%	12.4%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended June 30, 2006 to the three months ended June 30, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 from businesses acquired since April 1, 2006.

Companion Animal Group. Revenue for CAG increased $37.1 million, or 24%, to $194.0 million from $156.9 million for the same period of the prior year. Incremental sales from businesses acquired since April 1, 2006, consisting primarily of veterinary reference laboratories and intellectual property and distribution rights of a veterinary diagnostics business, contributed 8% to CAG revenue growth. The favorable impact of currency exchange rates contributed 2% to the increase in CAG revenue. The following table presents revenue by product and service category for CAG:

For the Three Months Ended June 30,
							Percentage
						Percentage	Change Net of
					Percentage	Change from	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Acquisitions	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	(2)	Effect

Instruments and consumables	$71,490	$61,211	$10,279	16.8%	2.2%	—	14.6%
Rapid assay products	36,588	32,627	3,961	12.1%	0.2%	2.4%	9.5%
Laboratory and consulting services	68,548	47,811	20,737	43.4%	2.7%	24.9%	15.8%
Practice information management systems and digital radiography	11,697	10,782	915	8.5%	0.5%	—	8.0%
Pharmaceutical products	5,702	4,472	1,230	27.5%	—	—	27.5%

Net CAG revenue	$194,025	$156,903	$37,122	23.7%	1.8%	8.1%	13.8%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended June 30, 2006 to the three months ended June 30, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the three months ended June 30, 2007 compared to the three months ended June 30, 2006 from businesses acquired since April 1, 2006.
The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from businesses acquired since April 1, 2006.
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
The increase in sales of instruments and consumables was due mainly to higher unit sales volume of consumables and, to a lesser extent, higher unit sales volume of instruments and higher average unit sales prices for slides that are sold for use in VetTest® chemistry analyzers. Higher consumables sales volumes were attributable primarily to higher worldwide practice-level sales of slides and, to a lesser extent, to increased practice-level sales of tubes used with our hematology analyzers, with all consumables categories benefiting from the continued growth of our installed base of instruments. Sales volumes of consumables also benefited from temporary additional diagnostic testing volume related to the recall of certain pet foods in mid-March 2007 in the U.S. and Canada. We believe that the recall resulted in a higher than usual number of pet visits to veterinary clinics in North America in the first and second quarters of 2007. Higher instrument sales volume resulted mainly from sales of LaserCyte® Hematology Analyzers. Changes in distributors’ inventory levels did not have a meaningful impact on reported instruments and consumables revenue growth.

The increase in practice-level sales of rapid assay products was due primarily to higher average unit sales prices of canine products, partly offset by lower sales volume of feline products. Higher average unit sales prices were due, in part, to higher relative sales of canine combination test products, such as the SNAP®4Dx® which was launched in the U.S. in September 2006, and less promotional discounting in connection with our SNAP up the Savings™ customer program. The impact from changes in distributors’ inventory levels reduced reported rapid assay revenue growth by 9%.
The increase in sales of laboratory and consulting services resulted primarily from higher testing volume and, to a lesser extent, the impact of price increases. Sales volume benefited from temporary additional diagnostic testing volume resulting from the March 2007 pet food recall, as discussed above, and from new test offerings.
The increase in sales of practice information management systems and digital radiography resulted primarily from higher sales of Cornerstone® practice information management systems and services, increased service revenue in support of the growing installed base of digital radiography systems, and the impact of price increases for support services for our practice information management systems, partly offset by a decrease in the number of radiography systems sold.
The increase in sales of pharmaceutical products resulted primarily from higher sales volume and, to a lesser extent, price increases, in each case related largely to PZI VET®, our insulin product for the treatment of diabetic cats.
Water. Revenue for Water increased $2.0 million, or 13%, to $17.1 million from $15.1 million for the same period of the prior year. The increase resulted primarily from higher worldwide sales volume. The favorable impact of currency exchange rates contributed 3% to the increase in Water revenue.
Production Animal Segment. Revenue for PAS increased $3.2 million, or 21%, to $18.7 million from $15.5 million for the same period of the prior year. The increase resulted primarily from higher livestock diagnostics sales volume, including sales attributable to Institut Pourquier, a France-based manufacturer of production animal diagnostic products that we acquired in March 2007. Sales of Pourquier products contributed 14% to PAS revenue growth. The favorable impact of higher sales volume was partly offset by lower average unit sales prices for our HerdChek® products that test for transmissible spongiform encephalopathies (“TSE”) due to greater price competition. The favorable impact of currency exchange rates contributed 5% to the increase in PAS revenue.
Other. Revenue for Other operating units increased $3.3 million, or 84%, to $7.2 million from $3.9 million for the same period of the prior year due primarily to incremental revenue attributable to OPTI Medical, which was acquired in January 2007.
Gross Profit
Total Company. Gross profit increased $15.2 million, or 15%, to $114.2 million from $99.0 million for the same period of the prior year. As a percentage of total revenue, gross profit decreased to 48% from 52%.
During the three months ended June 30, 2007, we recognized a write-down of pharmaceutical raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator® paste, our nitazoxanide product for the treatment of equine protozoal myeloencephalitis, which resulted in an unfavorable impact of 4.3% of total company revenue. These write-downs are included in cost of product revenue in the condensed consolidated statement of operations. We have written down these assets because the third-party contract manufacturer of finished goods recently notified us that it will discontinue manufacturing the product in 2009. Additionally, product sales have been lower than projected. We believe that we will not be able to enter into a replacement manufacturing arrangement on economically feasible terms and that we will not be able to obtain the product after termination of the existing manufacturing arrangement because the estimated production volume is low. Accordingly, we have evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. Additionally, because of lower sales volume estimates and the reduced product life, we determined that we will not realize our related investment in prepaid royalties and, therefore, fully expensed this asset.

Share-based compensation expense of $0.1 million was included in cost of revenue for the three months ended June 30, 2007, compared to $0.4 million for the same period of the prior year. Beginning in 2007, we allocate share-based compensation expense to the operating segments based on headcount and other personnel data. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which is categorized as “unallocated amounts.” Share-based compensation expense was not allocated to our operating segments in 2006. Therefore, the total company share-based compensation expense is categorized as “unallocated amounts” for the three months ended June 30, 2006.
The following table presents gross profit and gross profit percentage by operating segment:

For the Three Months Ended June 30,
		Percent of		Percent of	Dollar	Percentage
Gross Profit (dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$89,049	45.9%	$78,131	49.8%	$10,918	14.0%
Water	10,809	63.2%	9,866	65.4%	943	9.6%
PAS	11,302	60.5%	9,831	63.6%	1,471	15.0%
Other	2,931	40.5%	1,629	41.5%	1,302	79.9%
Unallocated amounts	130	N/A	(421)	N/A	551	130.9%

Total Company	$114,221	48.2%	$99,036	51.8%	$15,185	15.3%

Companion Animal Group. Gross profit for CAG increased $10.9 million, or 14%, to $89.0 million from $78.1 million for the same period of the prior year due to increased revenue across the CAG product lines, partly offset by a decrease in the gross profit percentage to 46% from 50% for the same period of the prior year. The write-down of pharmaceutical inventory and the related prepaid royalty impairment charge, discussed above, resulted in an unfavorable impact of 5.2% of CAG revenue. To a lesser extent, the gross profit percentage also decreased due to greater relative sales of lower margin products and services such as laboratory and consulting services. These decreases were partly offset by higher average unit sales prices and a lower cost of slides that are sold for use in VetTest® chemistry analyzers.
Water. Gross profit for Water increased $0.9 million, or 10%, to $10.8 million from $9.9 million for the same period of the prior year due to higher revenue, partly offset by a decrease in the gross profit percentage to 63% from 65%. The decrease in the gross profit percentage was mainly due to higher manufacturing costs, partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.
Production Animal Segment. Gross profit for PAS increased $1.5 million, or 15%, to $11.3 million from $9.8 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 60% from 64%. The gross profit percentage was unfavorably impacted by lower average unit sales prices and, to a lesser extent, the effect of purchase accounting for inventory acquired in connection with the Pourquier business acquisition, which resulted in an unfavorable impact of 1.5% of PAS revenue, and a relatively lower gross profit rate realized on sales by Pourquier. Finished goods inventory acquired in connection with a business acquisition is assigned a fair value that exceeds replacement cost, resulting in a low gross margin on the sale of those finished goods by the acquirer. The gross profit earned on sales by Pourquier, as a percentage of revenue, is lower than our historical PAS gross profit rate due to greater price competition in the primary markets served by Pourquier and higher production costs. Accordingly, we expect the PAS gross profit percentage to approximate 61% to 65% during the next twelve months with fluctuations within this range due, in part, to seasonal sales volumes.
Other. Gross profit for Other operating units increased $1.3 million, or 80%, to $2.9 million from $1.6 million for the same period of the prior year due primarily to incremental revenue attributable to OPTI Medical, partly offset by a decrease in the gross profit percentage to 41% from 42%. The decrease in the gross profit percentage is primarily attributable to higher manufacturing costs and lower average unit sales prices for Dairy products, partly offset by the impact of OPTI Medical, which was acquired in January 2007, and the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.

Operating Expenses and Operating Income
Total Company. Total operating expenses increased $19.7 million to $81.8 million from $62.0 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 34% from 32%.
Share-based compensation expense of $1.5 million was included in operating expenses for the three months ended June 30, 2007, compared to $2.2 million for the same period of the prior year. Beginning in 2007, we allocate share-based compensation expense to the operating segments based on headcount and other personnel data. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which is categorized as “unallocated amounts.” Share-based compensation expense was not allocated to our operating segments in 2006. Therefore, the total company share-based compensation expense is categorized as “unallocated amounts” for the three months ended June 30, 2006.
Operating income decreased $4.6 million to $32.5 million from $37.0 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 14% from 19%.
The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended June 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$65,870	33.9%	$48,630	31.0%	$17,240	35.5%
Water	3,653	21.4%	3,049	20.2%	604	19.8%
PAS	7,542	40.4%	5,697	36.9%	1,845	32.4%
Other	3,032	41.9%	1,022	26.0%	2,010	196.7%
Unallocated amounts	1,657	N/A	3,612	N/A	(1,955)	(54.1%)

Total Company	$81,754	34.5%	$62,010	32.4%	$19,744	31.8%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$23,179	11.9%	$29,501	18.8%	$(6,322)	(21.4%)
Water	7,156	41.8%	6,817	45.2%	339	5.0%
PAS	3,760	20.1%	4,134	26.8%	(374)	(9.0%)
Other	(101)	(1.4%)	607	15.5%	(708)	(116.6%)
Unallocated amounts	(1,527)	N/A	(4,033)	N/A	2,506	62.1%

Total Company	$32,467	13.7%	$37,026	19.3%	$(4,559)	(12.3%)

Companion Animal Group. Operating expenses for CAG increased $17.2 million, or 35%, to $65.9 million from $48.6 million for the same period of the prior year and, as a percentage of revenue, increased to 34% from 31%. Share-based compensation expense of $1.1 million, or 1% of revenue, is included in CAG operating expenses for the three months ended June 30, 2007. The increase in operating expenses consisted of a 54% ($7.9 million) increase in general and administrative expense, a 28% ($6.8 million) increase in sales and marketing expense, and a 27% ($2.6 million) increase in research and development expense. The increase in general and administrative expense resulted primarily from higher spending on facilities, information technology and other general support functions and, to a lesser extent, higher personnel-related costs due, in part, to expanded headcount; the inclusion of share-based compensation expense; incremental expenses associated with businesses acquired since April 1, 2006, comprised mainly of administrative expenses of a recurring nature to support the acquired business and amortization expense for intangible assets acquired; and the unfavorable impact of exchange rates on foreign currency denominated expenses. The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded worldwide sales, marketing and customer service headcount and higher sales commissions as a result of revenue performance. To a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses, incremental expenses associated with businesses acquired since April 1, 2006, and the inclusion of share-based compensation expense also contributed to the increase in sales and marketing expense. The increase in research and development expense resulted from increased product development spending related primarily to IDEXX VetLab® instrumentation and, to a lesser extent, rapid assay products and practice information management systems.

Water. Operating expenses for Water increased $0.6 million, or 20%, to $3.7 million from $3.0 million for the same period of the prior year and, as a percentage of revenue, increased to 21% from 20%. Share-based compensation expense of $0.1 million, or less than 1% of revenue, is included in Water operating expenses for the three months ended June 30, 2007. The increase in operating expenses consisted of a 32% ($0.4 million) increase in sales and marketing expense, a 12% ($0.1 million) increase in general and administrative expense, and a 6% (less than $0.1 million) increase in research and development expense. The increase in sales and marketing expense resulted largely from higher personnel-related costs. The increase in general and administrative expense resulted primarily from higher spending on facilities, information technology and other general support functions and the inclusion of share-based compensation expense. The increase in research and development expense resulted primarily from higher costs associated with new product development, partly offset by a favorable comparison due to prior year spending related to the launch of the IDEXX Filta-Max xpress™ system, a Cryptosporidium and Giardia testing product, in the second quarter of 2006.
Production Animal Segment. Operating expenses for PAS increased $1.8 million, or 32%, to $7.5 million from $5.7 million for the same period of the prior year and, as a percentage of revenue, increased to 40% from 37%. Share-based compensation expense of $0.2 million, or 1% of revenue, is included in PAS operating expenses for the three months ended June 30, 2007. The increase in operating expenses consisted of a 62% ($0.7 million) increase in research and development expense, a 33% ($0.7 million) increase in sales and marketing expense, and a 17% ($0.4 million) increase in general and administrative expense. The increase in research and development expense resulted primarily from higher development activities and associated higher personnel-related costs, including incremental development activities attributable to the Pourquier business acquired in March 2007. The increase in sales and marketing expense resulted primarily from incremental activities associated with the Pourquier business, higher personnel-related costs, and, to a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses. The increase in general and administrative expense resulted primarily from incremental expenses associated with the Pourquier business, comprised mainly of amortization expense for intangible assets and administrative expenses of a recurring nature to support the acquired business, and higher spending on facilities, information technology and other general support functions. These increases were partly offset by a favorable comparison due to the write-off, in the second quarter of 2006, of certain fixed assets located in our facility in China.
Other. Operating expenses for Other operating units increased $2.0 million to $3.0 million from $1.0 million for the same period of the prior year due primarily to incremental expenses attributable to OPTI Medical, which was acquired in January 2007. These costs are mainly composed of operating expenses of a recurring nature to support the OPTI Medical business and amortization expense for intangible assets acquired.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $2.0 million to $1.7 million from $3.6 million. As described above, share-based compensation expense was not allocated to our operating segments in 2006. Therefore, total company share-based compensation expense included in operating expenses for the three months ended June 30, 2006 of $2.2 million is categorized as “unallocated amounts.” Beginning in 2007, we allocate a portion of share-based compensation expense to the operating segments. The unallocated share-based compensation expense for the three months ended June 30, 2007 is $0.1 million. Corporate research and development expense is also included in “unallocated amounts” for both periods and grew mainly due to personnel additions in 2006 and 2007 to support increased long-term product development activities.
Interest Income and Interest Expense
Interest income was $0.6 million for the three months ended June 30, 2007 compared to $0.7 million for the three months ended June 30, 2006. The decrease in interest income was primarily due to lower invested cash balances, partly offset by higher effective interest rates.
Interest expense was $1.5 million for the three months ended June 30, 2007 compared to $0.1 million for the three months ended June 30, 2006. The increase in interest expense was primarily due to interest expense incurred on borrowings under a revolving credit facility.

Provision for Income Taxes
Our effective tax rate was 31.5% for the three months ended June 30, 2007 and 2006. Several factors had favorable impacts on the effective tax rate compared to the same period of 2006, including federal tax incentives recognized during the three months ended June 30, 2007 that were not available for the three months ended June 30, 2006, a settlement with state tax authorities regarding our tax position concerning certain state tax benefits, and a state tax law change that we anticipate will reduce our future effective tax rate by one percentage point. This tax law change did not have a significant impact to the current period because the reduction in our current expense was offset by the impact of the initial application of the new rate to our net deferred tax assets. These effective tax rate reductions were offset by favorable changes due, in part, to a discrete benefit recognized during the three months ended June 30, 2006 that did not recur in the current period. The prior year benefit related to the release of a valuation allowance on certain international deferred tax assets as a result of a subsidiary demonstrating consistent sustained profitability.
In ensuing quarters, we anticipate recognizing income tax benefits related to certain discrete events that occurred in July 2007. Subsequent to June 30, 2007, we received notification of the final settlement of certain tax incentives that we have not previously recognized, in accordance with Financial Interpretation No. 48, due to uncertainty regarding the ultimate outcome of our tax positions. As a result, we anticipate recognizing $0.6 million of net tax benefits and reducing tax expense during the quarter ending September 30, 2007. Additionally, in July 2007, certain foreign governments approved business tax reforms that will reduce the respective corporate tax rates beginning in 2008. Consequently, we anticipate a reduction of certain foreign deferred tax liabilities and a corresponding income tax benefit of approximately $0.8 million to $1.0 million during the quarter ending September 30, 2007. We estimate that our effective tax rate will be 30% to 31% for the full year ending December 31, 2007.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Revenue
Total Company. Revenue increased $88.7 million, or 25%, to $448.2 million from $359.5 million for the same period of the prior year. Incremental sales from businesses acquired since January 1, 2006 contributed 8% to revenue growth. The favorable impact of currency exchange rates contributed 3% to revenue growth. The following table presents revenue by operating segment:

For the Six Months Ended June 30,
							Percentage
						Percentage	Change Net of
					Percentage	Change from	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Acquisitions	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	(2)	Effect

CAG	$367,458	$296,266	$71,192	24.0%	2.0%	6.5%	15.5%
Water	31,510	27,153	4,357	16.0%	2.9%	—	13.1%
PAS	35,494	28,403	7,091	25.0%	6.1%	10.1%	8.8%
Other	13,739	7,706	6,033	78.3%	2.8%	74.3%	1.2%

Total	$448,201	$359,528	$88,673	24.7%	2.5%	7.7%	14.5%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the six months ended June 30, 2006 to the six months ended June 30, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 from businesses acquired since January 1, 2006.

Companion Animal Group. Revenue for CAG increased $71.2 million, or 24%, to $367.5 million from $296.3 million for the same period of the prior year. Incremental sales from businesses acquired since January 1, 2006, consisting primarily of veterinary reference laboratories and intellectual property and distribution rights of a veterinary diagnostics business, contributed 6% to CAG revenue growth. The favorable impact of currency exchange rates contributed 2% to the increase in CAG revenue. The following table presents revenue by product and service category for CAG:

For the Six Months Ended June 30,
							Percentage
						Percentage	Change Net of
					Percentage	Change from	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Acquisitions	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	(2)	Effect

Instruments and consumables	$138,446	$117,031	$21,415	18.3%	2.6%	—	15.7%
Rapid assay products	67,825	58,631	9,194	15.7%	0.5%	2.9%	12.3%
Laboratory and consulting services	126,436	91,394	35,042	38.3%	3.0%	19.1%	16.2%
Practice information management systems and digital radiography	24,222	20,477	3,745	18.3%	0.5%	—	17.8%
Pharmaceutical products	10,529	8,733	1,796	20.6%	—	—	20.6%

Net CAG revenue	$367,458	$296,266	$71,192	24.0%	2.0%	6.5%	15.5%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the six months ended June 30, 2006 to the six months ended June 30, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 from businesses acquired since January 1, 2006.
The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from businesses acquired since January 1, 2006.
The increase in sales of instruments and consumables was due mainly to higher unit sales volume of consumables and, to a lesser extent, higher unit sales volume of instruments and higher average unit sales prices for slides that are sold for use in VetTest® chemistry analyzers. Higher consumables sales volumes were attributable primarily to higher worldwide practice-level sales of slides and, to a lesser extent, to increased practice-level sales of tubes used with our hematology analyzers, with all consumables categories benefiting from the continued growth of our installed base of instruments. Sales volumes of consumables also benefited from temporary additional diagnostic testing volume related to the recall of certain pet foods in mid-March 2007 in the U.S. and Canada, as discussed above. Higher instrument sales volume resulted mainly from sales of LaserCyte® Hematology Analyzers. The impact from changes in distributors’ inventory levels increased reported instruments and consumables revenue growth by 1%.
The increase in practice-level sales of rapid assay products was due primarily to higher average unit sales prices and, to a lesser extent, higher sales volumes of canine combination test products. Higher average unit sales prices were due, in part, to higher relative sales of canine combination test products, such as the SNAP®4Dx® which was launched in the U.S. in September 2006, and less promotional discounting in connection with our SNAP up the Savings™ customer program. The impact from changes in distributors’ inventory levels reduced reported rapid assay revenue growth by 4%.
The increase in sales of laboratory and consulting services resulted primarily from higher testing volume and, to a lesser extent, the impact of price increases. Sales volume benefited from temporary additional diagnostic testing volume resulting from the March 2007 pet food recall, as discussed above, and from new test offerings.
The increase in sales of practice information management systems and digital radiography resulted primarily from an increase in the number of digital radiography systems sold, including sales of the IDEXX-DR™ 1417 Digital Radiography System, which became commercially available during the third quarter of 2006, and higher sales of Cornerstone® practice information management systems and services. To a lesser extent, revenue growth was also due to the impact of price increases for support services for our practice information management systems and increased service revenue in support of the growing installed base of digital radiography systems.

The increase in sales of pharmaceutical products resulted primarily from higher sales volume and price increases, in each case related largely to PZI VET®, our insulin product for the treatment of diabetic cats.
Water. Revenue for Water increased $4.4 million, or 16%, to $31.5 million from $27.2 million for the same period of the prior year. The increase resulted primarily from higher worldwide sales volume, partly offset by lower average unit sales prices attributable to both higher relative sales in geographies where products are sold at lower unit prices and greater price competition in certain geographies. The favorable impact of currency exchange rates contributed 3% to the increase in Water revenue.
Production Animal Segment. Revenue for PAS increased $7.1 million, or 25%, to $35.5 million from $28.4 million for the same period of the prior year. The increase resulted primarily from higher livestock diagnostics sales volume, including sales attributable to Institut Pourquier, a France-based manufacturer of production animal diagnostic products that we acquired in March 2007. Sales of Pourquier products contributed 10% to PAS revenue growth. The favorable impact of higher sales volume was partly offset by lower average unit sales prices for TSE testing products due to greater price competition. The favorable impact of currency exchange rates contributed 6% to the increase in PAS revenue.
Other. Revenue for Other operating units increased $6.0 million, or 78%, to $13.7 million from $7.7 million for the same period of the prior year due primarily to incremental revenue attributable to OPTI Medical, which was acquired in January 2007.
Gross Profit
Total Company. Gross profit increased $37.7 million, or 20%, to $222.8 million from $185.1 million for the same period of the prior year. As a percentage of total revenue, gross profit decreased to 50% from 51%. The write-down of pharmaceutical inventory and the related prepaid royalty impairment charge, discussed above, resulted in an unfavorable impact of 2.3% of total company revenue.
Share-based compensation expense of $0.3 million was included in cost of revenue for the six months ended June 30, 2007, compared to $0.8 million for the same period of the prior year. Beginning in 2007, we allocate share-based compensation expense to the operating segments, as discussed above. The total company share-based compensation expense is categorized as “unallocated amounts” for the six months ended June 30, 2006.
The following table presents gross profit and gross profit percentage by operating segment:

For the Six Months Ended June 30,
		Percent of		Percent of	Dollar	Percentage
Gross Profit (dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$175,379	47.7%	$146,736	49.5%	$28,643	19.5%
Water	20,041	63.6%	17,827	65.7%	2,214	12.4%
PAS	22,265	62.7%	18,153	63.9%	4,112	22.7%
Other	4,845	35.3%	3,144	40.8%	1,701	54.1%
Unallocated amounts	270	N/A	(799)	N/A	1,069	133.8%

Total Company	$222,800	49.7%	$185,061	51.5%	$37,739	20.3%

Companion Animal Group. Gross profit for CAG increased $28.6 million, or 20%, to $175.4 million from $146.7 million for the same period of the prior year due to increased sales volume across the CAG product lines, partly offset by a decrease in the gross profit percentage to 48% from 50% for the same period of the prior year. The write-down of pharmaceutical inventory and the related prepaid royalty impairment charge, discussed above, resulted in an unfavorable impact of 2.8% of CAG revenue. To a lesser extent, the gross profit percentage also decreased due to greater relative sales of lower margin products and services such as laboratory and consulting services. These decreases were partly offset by higher average unit sales prices and a lower cost of slides that are sold for use in VetTest® chemistry analyzers.
Water. Gross profit for Water increased $2.2 million, or 12%, to $20.0 million from $17.8 million for the same period of the prior year due to higher sales volume, partly offset by a decrease in the gross profit percentage to 64% from 66%. The decrease in the gross profit percentage was mainly due to higher manufacturing costs and lower average unit sales prices, partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.

Production Animal Segment. Gross profit for PAS increased $4.1 million, or 23%, to $22.3 million from $18.2 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 63% from 64%. The gross profit percentage was unfavorably impacted by lower average unit sales prices; the effect of purchase accounting for inventory acquired in connection with the Pourquier business acquisition, which had an unfavorable impact of 1.7% of PAS revenue; and a relatively lower gross profit rate realized on sales by Pourquier. These decreases were partly offset by greater relative sales of higher margin products, exclusive of the impact of the Pourquier business, and the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses. Finished goods inventory acquired in connection with a business acquisition is assigned a fair value that exceeds replacement cost, resulting in a low gross margin on the sale of those finished goods by the acquirer. The gross profit earned on sales by Pourquier, as a percentage of revenue, is lower than our historical PAS gross profit rate due to greater price competition in the primary markets served by Pourquier and higher production costs.
Other. Gross profit for Other operating units increased $1.7 million, or 54%, to $4.8 million from $3.1 million for the same period of the prior year due primarily to incremental revenue attributable to OPTI Medical, partly offset by a decrease in the gross profit percentage to 35% from 41%. The decrease in the gross profit percentage is also primarily attributable to the impact of OPTI Medical, which was acquired in January 2007, including the unfavorable impact of purchase accounting for inventory. Finished goods inventory acquired in connection with a business acquisition is assigned a fair value that exceeds replacement cost, resulting in a low gross margin on the sale of those finished goods by the acquirer. Lower average unit sales prices for Dairy products also contributed to the decrease in the gross profit percentage. These decreases were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.
Operating Expenses and Operating Income
Total Company. Total operating expenses increased $38.4 million to $159.5 million from $121.1 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 36% from 34%.
Share-based compensation expense of $3.7 million was included in operating expenses for the six months ended June 30, 2007, compared to $4.7 million for the same period of the prior year. Beginning in 2007, we allocate share-based compensation expense to the operating segments, as discussed above. The total company share-based compensation expense is categorized as “unallocated amounts” for the six months ended June 30, 2006.
Operating income decreased $0.7 million to $63.3 million from $64.0 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 14% from 18%.

The following tables present operating expenses and operating income by operating segment:

For the Six Months Ended June 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$128,615	35.0%	$94,631	31.9%	$33,984	35.9%
Water	7,243	23.0%	6,188	22.8%	1,055	17.1%
PAS	14,540	41.0%	10,782	38.0%	3,758	34.9%
Other	5,359	39.0%	2,103	27.3%	3,256	154.8%
Unallocated amounts	3,699	N/A	7,356	N/A	(3,657)	(49.7%)

Total Company	$159,456	35.6%	$121,060	33.7%	$38,396	31.7%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$46,764	12.7%	$52,105	17.6%	$(5,341)	(10.3%)
Water	12,798	40.6%	11,639	42.9%	1,159	10.0%
PAS	7,725	21.8%	7,371	26.0%	354	4.8%
Other	(514)	(3.7%)	1,041	13.5%	(1,555)	(149.4%)
Unallocated amounts	(3,429)	N/A	(8,155)	N/A	4,726	58.0%

Total Company	$63,344	14.1%	$64,001	17.8%	$(657)	(1.0%)

Companion Animal Group. Operating expenses for CAG increased $34.0 million, or 36%, to $128.6 million from $94.6 million for the same period of the prior year and, as a percentage of revenue, increased to 35% from 32%. Share-based compensation expense of $2.9 million, or 1% of revenue, is included in CAG operating expenses for the six months ended June 30, 2007. The increase in operating expenses consisted of a 31% ($14.8 million) increase in sales and marketing expense, a 51% ($14.6 million) increase in general and administrative expense, and a 25% ($4.6 million) increase in research and development expense. The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded worldwide sales, marketing and customer service headcount and higher sales commissions as a result of revenue performance. To a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses and the inclusion of share-based compensation expense also contributed to the increase in sales and marketing expense. The increase in general and administrative expense resulted largely from higher spending on facilities, information technology and other general support functions and from higher personnel-related costs due, in part, to expanded headcount. To a lesser extent, the inclusion of share-based compensation expense; incremental expenses associated with businesses acquired since January 1, 2006, comprised mainly of administrative expenses of a recurring nature to support the acquired businesses and amortization expense for intangible assets acquired; and the unfavorable impact of exchange rates on foreign currency denominated expenses also contributed to the increase in general and administrative expense. The increase in research and development expense resulted from increased product development spending related primarily to IDEXX VetLab® instrumentation and, to a lesser extent, rapid assay products and practice information management systems.
Water. Operating expenses for Water increased $1.1 million, or 17%, to $7.2 million from $6.2 million for the same period of the prior year and, as a percentage of revenue, were approximately constant at 23%. Share-based compensation expense of $0.2 million, or 1% of revenue, is included in Water operating expenses for the six months ended June 30, 2007. The increase in operating expenses consisted of a 24% ($0.6 million) increase in sales and marketing expense, a 9% ($0.2 million) increase in general and administrative expense, and an 18% ($0.2 million) increase in research and development expense. The increase in sales and marketing expense resulted largely from higher personnel-related costs. The increase in general and administrative expense resulted primarily from higher spending on facilities, information technology and other general support functions and the inclusion of share-based compensation expense. The increase in research and development expense resulted primarily from higher costs associated with new product development, partly offset by a favorable comparison due to prior year spending related to the launch of the IDEXX Filta-Max xpress™ system in the second quarter of 2006.
Production Animal Segment. Operating expenses for PAS increased $3.8 million, or 35%, to $14.5 million from $10.8 million for the same period of the prior year and, as a percentage of revenue, increased to 41% from 38%. Share-based compensation expense of $0.3 million, or 1% of revenue, is included in PAS operating expenses for the six months ended June 30, 2007. The increase in operating expenses consisted of a 58% ($1.4 million) increase in research and development expense, a 27% ($1.2 million) increase in general and administrative expense, and a 30% ($1.2 million) increase in sales and marketing expense. The increase in research and development expense resulted primarily from higher development activities and associated higher personnel-related costs, including incremental development activities attributable to the Pourquier business acquired in March 2007, and, to a lesser extent, the inclusion of share-based compensation expense. The increase in general and administrative expense resulted primarily from incremental expenses associated with the Pourquier business, comprised mainly of administrative expenses of a recurring nature to support the acquired business and amortization expense for intangible assets, and higher spending on facilities, information technology and other general support functions. These increases were partly offset by a favorable comparison due to the write-off, in the second quarter of 2006, of certain fixed assets located in our facility in China. The increase in sales and marketing expense resulted primarily from higher personnel-related costs, incremental activities associated with the Pourquier business, and, to a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses.
Other. Operating expenses for Other operating units increased $3.3 million to $5.4 million from $2.1 million for the same period of the prior year due primarily to incremental expenses attributable to OPTI Medical, which was acquired in January 2007. These costs are composed of operating expenses of a recurring nature to support the OPTI Medical business and amortization expense for intangible assets acquired.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $3.7 million to $3.7 million from $7.4 million. As described above, share-based compensation expense was not allocated to our operating segments in 2006. Therefore, total company share-based compensation expense included in operating expenses for the six months ended June 30, 2006 of $4.7 million is categorized as “unallocated amounts.” Beginning in 2007, we allocate a portion of share-based compensation expense to the operating segments. The unallocated share-based compensation expense for the six months ended June 30, 2007 is $0.2 million. Corporate research and development expense is also included in “unallocated amounts” for both periods and grew mainly due to personnel additions in 2006 and 2007 to support increased long-term product development activities.
Interest Income and Interest Expense
Interest income was $1.3 million for the six months ended June 30, 2007 compared to $1.6 million for the six months ended June 30, 2006. The decrease in interest income was primarily due to lower invested cash balances, partly offset by higher effective interest rates.
Interest expense was $2.1 million for the six months ended June 30, 2007 compared to $0.2 million for the six months ended June 30, 2006. The increase in interest expense was primarily due to interest expense incurred on borrowings under a revolving credit facility.
Provision for Income Taxes
Our effective tax rate was 31.7% for the six months ended June 30, 2007, compared with 32.8% for the six months ended June 30, 2006. The decrease was due, in part, to federal tax incentives recognized during the six months ended June 30, 2007 that were not available for the six months ended June 30, 2006, a settlement with state tax authorities regarding our tax position concerning certain state tax benefits, and a state tax law change that we anticipate will reduce our future effective tax rate by one percentage point. This tax law change did not have a significant impact to the current period because the reduction in our current expense was offset by the impact of the initial application of the new rate to our net deferred tax assets. These effective tax rate reductions were partly offset by a discrete benefit recognized during the three months ended June 30, 2006 that did not recur in the current period. The prior year benefit related to the release of a valuation allowance on certain international deferred tax assets as a result of a subsidiary demonstrating consistent sustained profitability.
•  Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2(p) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 2 to the condensed consolidated financial statements included in this Form 10-Q.

•  Liquidity and Capital Resources
Liquidity
We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our credit facilities. At June 30, 2007 and December 31, 2006, we had $49.6 million and $96.7 million, respectively, of cash and cash equivalents and short-term investments and working capital of $68.9 million and $177.5 million, respectively. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our credit facilities will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs. We further believe that we could obtain additional borrowings at customary interest rates to fund our growth objectives. The extent and timing of acquisitions-related spending and repurchases of our common stock could cause variations in our liquidity and leverage levels.
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
Sources and Uses of Cash
Cash generated by operating activities was $63.1 million for the six months ended June 30, 2007, compared to $44.8 million for the same period in 2006. The total of net income and net non-cash charges was $68.1 million for the six months ended June 30, 2007, compared to $54.9 million for the same period in 2006.
We have historically experienced proportionally lower or net negative cash flows from operating activities during the first quarter and net positive cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:
•	We have agreements with certain suppliers that require us to make minimum annual inventory purchases, in some cases in order to retain exclusive distribution rights, and we have other agreements with suppliers that provide for lower pricing based on annual purchase volumes. We may place a higher volume of purchase orders for inventory during the fourth quarter, and receive that inventory in the fourth or first quarters, in order to meet our minimum commitments or realize volume pricing discounts. The specific facts and circumstances that we consider in determining the timing and level of inventory purchases throughout the year related to these agreements may yield inconsistent cash flows from operations, most typically in the first and fourth quarters.
•	We have management and non-management employee incentive programs that provide for the payment of annual bonuses in the first quarter following the year for which the bonuses were earned.
•	In the U.S., final income tax payments for each fiscal year are due on March 15th of the following year, along with our first quarter payment for the next fiscal year. Our method of depositing estimated taxes delays a portion of the payment relating to the preceding year until this final payment date and, as a result, tax payments are higher in the first quarter of each year.
During the six months ended June 30, 2007, cash decreased by $5.0 million due to changes in operating assets and liabilities, compared to a decrease in the same period in 2006 of $10.1 million, resulting in a year-to-year change of $5.2 million. The decrease in cash used by changes in operating assets and liabilities, compared to 2006, was primarily attributable to $17.4 million of incremental cash generated by changes in inventory, partly offset by a reduction of $4.2 million of cash provided by increases in accounts payable and accrued expenses; an increase of $6.0 million of cash used by increases in accounts receivable; and $2.7 million of incremental cash used for changes in other assets. The incremental cash generated by inventory compared to the same period of 2006 was due, in part, to the receipt in the first quarter of 2006 of VetTest® slide inventory receipts from our supplier that were deferred from the fourth quarter of 2005, which resulted in an unusually large increase in VetTest® slide inventory during the six months ended June 30, 2006. Additionally, during the first half of 2007, certain inventory levels that grew during the later part of 2006 subsequently decreased due to consumption and sales. These inventory levels had increased during the second half of 2006 in preparation for a supplier’s production facility transition and to ensure adequate supply of certain instrument components and accessories that were being discontinued by the manufacturers. The decrease in cash provided by accounts payable and accrued expenses was due, in part, to the comparatively smaller incremental investment in inventory during the six months ended June 30, 2007 compared to the same period in 2006, as discussed above, relatively higher taxes paid during the period, and the generation of less income taxes payable as a result of lower taxable income in the six months ended June 30, 2007 compared to the same period in 2006. The increase in cash used by accounts receivable was due to higher sales during the six months ended June 30, 2007.

Cash used by investing activities was $77.3 million for the six months ended June 30, 2007, compared to cash generated of $4.1 million for the same period in 2006. The increase in cash used by investing activities for 2007, compared to 2006, was largely due to incremental cash used of $77.3 million for business acquisitions, which are described below, and incremental purchases of property and equipment of $12.4 million. These incremental decreases in cash were partly offset by lower expenditures on land and buildings of $11.5 million, primarily due to the 2006 purchase of our Westbrook, Maine facility.
We paid $84.4 million to acquire businesses during the six months ended June 30, 2007 and assumed liabilities of $17.7 million, including $7.8 million of deferred tax liabilities associated with purchase accounting. We also paid purchase price payments of $1.1 million related to businesses acquired in prior years. In January 2007, we acquired substantially all of the assets and liabilities of the Critical Care Division of Osmetech plc. The acquired business is based in the United States and develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical and veterinary diagnostics markets. In March 2007, we acquired all of the equity of Vita-Tech Canada Inc., Institut Pourquier SAS, and a veterinary reference laboratory based in North Carolina in separate transactions. Vita-Tech is the largest provider of reference laboratory testing services to veterinarians in Canada and has operations in Toronto and Montreal, Canada. Institut Pourquier is based in Montpellier, France and develops, designs, manufactures, and distributes production animal diagnostic products. In April 2007, we acquired certain assets of a veterinary reference laboratory based in Switzerland.
We paid $26.2 million to purchase fixed assets and $0.5 million to acquire rental instruments sold under recourse during the six months ended June 30, 2007. Our total capital expenditure plan for 2007 is approximately $70 — $75 million, which includes approximately $18 million towards the renovation and expansion of our headquarters facility in Westbrook, Maine.
In January 2007, we entered into an unsecured short-term revolving credit facility with a bank in the principal amount of $125.0 million that would have matured on June 30, 2007. On March 30, 2007, we refinanced this short-term facility by entering into an unsecured revolving credit facility with four multinational banks that matures on March 30, 2012 (the “Credit Facility”). The Credit Facility may be used for general corporate purposes, including repurchases of our common stock and business acquisitions. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At June 30, 2007, we had $83.7 million outstanding under the Credit Facility.
The board of directors has authorized the repurchase of up to 18,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to June 30, 2007, we repurchased 16,345,000 shares. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our employee share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 12 to the condensed consolidated financial statements included in this Form 10-Q for additional information about our share repurchases.
Other Commitments, Contingencies and Guarantees
Significant commitments, contingencies and guarantees at June 30, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” and in Note 11 to the consolidated financial statements, except as described below.

In connection with the acquisitions of certain businesses and intangible assets, we have commitments outstanding at June 30, 2007 to make additional purchase price payments of up to $3.7 million, of which $1.3 million is contingent on the achievement by certain acquired businesses and sellers of specified milestones. In addition to these purchase price payments of $3.7 million, we also have agreed to make payments of up to $0.8 million to sellers of certain acquired businesses that are conditional upon those sellers providing future services to IDEXX for specified periods of time. These contingent payments will be recognized as compensation and consulting expense over the remaining service periods when management deems payment to be probable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 18 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.
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
Our subsidiaries enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with their anticipated intercompany inventory purchases. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. Our hedging strategy is consistent with prior periods and there has been no significant change to our foreign currency exchange rate risk associated with our cash flows attributable to intercompany sales since December 31, 2006. We enter into currency exchange contracts for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of income.
Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. At June 30, 2007, we had $1.8 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.8 million in taxes.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On June 30, 2006, Cyntegra, Inc. filed suit against IDEXX in the U.S. District Court for the Central District of California alleging that IDEXX had violated U.S. federal antitrust laws and California state unfair trade practices laws. The complaint alleged, among other things, that IDEXX was monopolizing the U.S. market for companion animal diagnostic products. In November 2006, Cyntegra filed a motion for preliminary injunction requesting, among other things, that the Court enjoin IDEXX from withdrawing or threatening to withdraw its products from distributors that wish to sell products that compete with IDEXX’s products. On February 5, 2007, the Court denied this motion and stated that Cyntegra had failed to show a likelihood of success on the merits. IDEXX has filed a motion for summary judgment seeking judgment in its favor on all of Cyntegra’s claims. Oral arguments on the motion are currently scheduled to be held September 20, 2007. Although a favorable outcome for IDEXX cannot be assured, we believe that Cyntegra’s claims are without merit and we intend to continue to defend our positions vigorously.
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
We are subject to an agreement with the FDA under which we are required, among other things, to perform specified lot release and stability testing of our SNAP® beta-lactam dairy testing products and to provide related data to the FDA. If the FDA were to determine that one or more lots of product failed to meet applicable criteria for product performance or stability, the FDA could take various actions, including requiring us to recall products or restricting our ability to sell these products.
Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability
We currently purchase many products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily or easily replaced by alternative sources. These products include our VetAutoread™ hematology, VetLyte® electrolyte and IDEXX VetLab® UA™ (urinalysis) analyzers and related consumables and accessories; the consumables associated with our VetTest chemistry analyzers; certain digital radiography system components, specifically image capture plates and readers; active ingredients for pharmaceutical products; and certain components of our SNAP® rapid assay devices, water testing products and LaserCyte® hematology analyzers. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions, or delays or discontinuations in product shipments, which could have a material adverse effect on our results of operations.
Our Minimum Purchase Obligations Under Certain Agreements Could Reduce Our Profitability
We purchase the slides sold for use in our VetTest® chemistry analyzers under an agreement with Ortho-Clinical Diagnostics, Inc. that, as of June 30, 2007, required us to purchase a minimum of $35.4 million of slides through 2010. We also have minimum purchase commitments under the terms of certain other supply agreements that commit us to future payments. If demand for any of the products purchased under these agreements is insufficient to support our minimum purchase obligations for those products, we could incur losses related to those obligations. In addition, because we purchase the products at predetermined prices, our profits on sales of these products could decline if we are unable to maintain current pricing levels for such products.
We May be Required to Discontinue Sales of One of Our Veterinary Pharmaceutical Products
For the six months ended June 30, 2007, 2% of CAG revenue was attributable to sales of our highest-selling pharmaceutical product. This product is sold under the FDA’s regulatory discretion and we believe that the FDA would require us to discontinue sales of the product within a short period if and when the FDA approves another product to treat the same condition, whether such new product was our product or that of another commercial supplier. In addition, we have a finite inventory of the raw materials used in the manufacture of this product, and these raw materials are no longer commercially available. We believe that our remaining inventory of raw materials will be adequate to satisfy existing market demand until late 2008 or early 2009. We have, in advanced development and clinical trials, a new product based on different raw materials and we intend to seek FDA approval of this product. FDA approval of this new product would mitigate the commercial risk that we would be required to stop selling our current product due either to FDA approval of another manufacturer’s product or to the full depletion of our inventory of raw materials. While we hope to smoothly transition to our new product, we cannot predict when or if the FDA will approve our new product or any product that treats the same condition from another manufacturer. Further, there can be no assurances that the new product would achieve the same revenue and profitability as our existing product.

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
On December 29, 2006, the Drinking Water Inspectorate in the U.K. published a proposal to discontinue the regulation that requires testing water supplies for Cryptosporidia effective as of December 22, 2007 or, if approved by the regulator, at an earlier date. If this proposal is adopted, we believe that we will lose a substantial portion of our sales of Filta-Max® products in England and Wales, which were $2.9 million in the year ended December 31, 2006.
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
Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results
For the six months ended June 30, 2007, 39% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2007, we repurchased common shares as described below:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

April 1, 2007 to April 30, 2007	103,942	$87.47	103,942	2,205,795
May 1, 2007 to May 31, 2007	245,247	88.57	245,247	1,960,548
June 1, 2007 to June 30, 2007	305,586	88.03	305,400	1,655,148

Total	654,775	$88.14	654,589	1,655,148

Our Board of Directors has approved the repurchase of up to 18,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, and February 14, 2007, and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended June 30, 2007, and no repurchase plans expired during the period. Repurchases of 654,589 shares were made during the three months ended June 30, 2007 in open market transactions.

During the three months ended June 30, 2007, we received 186 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d).
Item 4. Submission of Matters to a Vote of Security Holders
Our 2007 Annual Meeting of Stockholders was held on May 9, 2007.
Nominees Jonathan W. Ayers and Robert J. Murray were elected to serve as Class III Directors for three-year terms expiring in 2010. The following Class I Directors were not up for reelection and have three-year terms that expire in 2009: William T. End, Barry C. Johnson, PhD and Brian P. McKeon. The following Class II Directors of the Company were not up for reelection in 2006 and have three-year terms that expire in 2008: Thomas Craig, Errol B. De Souza, PhD and Rebecca M. Henderson, PhD.
The results of the voting at the 2007 Annual Meeting of Stockholders (pursuant to a record date of March 16, 2007) were as follows:
(1)	Election of Directors: 28,865,605 shares were voted to elect nominee Jonathan W. Ayers as a Class III Director for a three-year term expiring in 2010 and 609,949 shares were voted to withhold authority; and 28,906,355 shares were voted to elect nominee Robert J. Murray as a Class III Director for a three-year term expiring in 2010 and 569,199 share were voted to withhold authority. There were no broker non-votes on this proposal.
(2)	Approval of amendment to our 2003 Stock Incentive Plan. For: 21,716,682; Against: 2,369,864; Abstain: 1,182,530; Broker non-votes: 4,206,479.
(3)	Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for the year ending December 31, 2007. For: 29,420,982; Against: 15,925; Abstain: 38,648; Broker non-votes: 0.
Item 6. Exhibits
(a)	Exhibits
10.1	2003 Stock Incentive Plan, as amended.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Merilee Raines

Date: July 31, 2007	Merilee Raines
Corporate Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	2003 Stock Incentive Plan, as amended.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.