Form 10-Q
period 2007-09-30
IDEXX LABORATORIES INC /DE
filed 2007-10-31
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 30,613,513 on October 22, 2007.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$58,507	$61,666
Short-term investments	—	35,000
Accounts receivable, less reserves of $1,625 in 2007 and $1,783 in 2006	103,407	81,389
Inventories	96,273	95,996
Deferred income taxes	24,303	16,884
Other current assets	11,259	11,328

Total current assets	293,749	302,263

Property and Equipment, at cost:
Land and improvements	7,734	6,062
Buildings and improvements	52,375	50,105
Leasehold improvements	15,788	11,454
Machinery and equipment	83,944	72,146
Office furniture and equipment	57,208	43,632
Construction in progress	16,170	8,139

	233,219	191,538
Less accumulated depreciation and amortization	106,354	91,910

Property and equipment, net	126,865	99,628

Other Long-term Assets:
Goodwill and other intangible assets, net	235,881	148,179
Other noncurrent assets, net	17,738	9,490

	253,619	157,669

TOTAL ASSETS	$674,233	$559,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$21,786	$24,374
Accrued expenses	37,360	25,590
Accrued employee compensation and related expenses	36,739	33,368
Accrued taxes	8,949	18,465
Accrued customer programs	16,302	13,292
Short-term debt	77,280	—
Current portion of long-term debt	710	678
Deferred revenue	10,044	8,976

Total current liabilities	209,170	124,743

Long-term Liabilities:
Deferred tax liabilities	14,656	7,154
Long-term debt, net of current portion	5,911	6,447
Deferred revenue	6,993	6,834
Other long-term liabilities	17,363	4,521

Total long-term liabilities	44,923	24,956

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 47,163 and 46,621 shares in 2007 and 2006, respectively	4,716	4,662
Additional paid-in capital	512,266	479,993
Deferred stock units: Issued 41 and 31 units in 2007 and 2006, respectively	2,147	1,852
Retained earnings	560,334	490,614
Accumulated other comprehensive income	18,186	10,566
Treasury stock, at cost: (16,591 and 15,456 shares in 2007 and 2006, respectively)	(677,509)	(577,826)

Total stockholders’ equity	420,140	409,861

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$674,233	$559,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:
Product revenue	$155,552	$132,851	$460,902	$388,260
Service revenue	73,833	54,529	216,684	158,648

	229,385	187,380	677,586	546,908
Cost of Revenue:
Cost of product revenue	60,121	52,029	190,730	158,166
Cost of service revenue	50,786	37,152	145,578	105,482

	110,907	89,181	336,308	263,648

Gross profit	118,478	98,199	341,278	283,260

Expenses:
Sales and marketing	37,757	29,051	110,086	84,668
General and administrative	27,343	20,990	81,182	60,463
Research and development	17,281	13,696	50,569	39,666

Income from operations	36,097	34,462	99,441	98,463
Interest expense	(1,202)	(159)	(3,290)	(348)
Interest income	687	768	1,969	2,320

Income before provision for income taxes and partner’s interest	35,582	35,071	98,120	100,435
Provision for income taxes	9,787	10,118	29,634	31,581
Partner’s interest in loss of subsidiary	—	—	—	(152)

Net income	$25,795	$24,953	$68,486	$69,006

Earnings per Share:
Basic	$0.84	$0.80	$2.22	$2.19

Diluted	$0.81	$0.76	$2.12	$2.09

Weighted Average Shares Outstanding:
Basic	30,547	31,210	30,843	31,491

Diluted	31,991	32,731	32,262	33,022

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006

Cash Flows from Operating Activities:
Net income	$68,486	$69,006
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	29,538	21,737
Noncash loss on investments	35	—
Navigator® inventory write-down and royalty license impairment	10,138	—
Partner’s interest in loss of subsidiary	—	(152)
Provision for uncollectible accounts	376	588
Benefit of deferred income taxes	(8,210)	(4,085)
Share-based compensation expense	6,574	8,143
Tax benefit from exercises of stock options	(7,544)	(8,747)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(14,278)	(6,493)
Inventories	(2,722)	(23,128)
Other assets	(1,377)	(61)
Accounts payable	(4,748)	3,258
Accrued liabilities	18,152	11,669
Deferred revenue	773	(323)

Net cash provided by operating activities	95,193	71,412

Cash Flows from Investing Activities:
Purchases of short- and long-term investments	—	(66,386)
Sales and maturities of short- and long-term investments	35,000	88,400
Purchases of property, plant and equipment	(41,723)	(21,476)
Purchase of land and buildings	—	(11,521)
Acquisitions of equipment leased to customers	(740)	(1,370)
Acquisitions of intangible assets and businesses, net of cash acquired	(87,738)	(9,367)

Net cash used by investing activities	(95,201)	(21,720)

Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facilities, net	71,031	—
Payment of other notes payable	(2,212)	(712)
Purchase of treasury stock	(99,684)	(93,832)
Proceeds from exercises of options	17,655	18,843
Tax benefit from exercises of stock options	7,544	8,747

Net cash used by financing activities	(5,666)	(66,954)
Net effect of exchange rates on cash	2,515	1,061

Net decrease in cash and cash equivalents	(3,159)	(16,201)
Cash and cash equivalents at beginning of period	61,666	67,151

Cash and cash equivalents at end of period	$58,507	$50,950

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,710	$400
Income taxes paid	$30,846	$28,193
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
The accompanying unaudited, condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The condensed balance sheet data as of December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited, condensed financial statements should be read in conjunction with this quarterly report on Form 10-Q for the three and nine months ended September 30, 2007, and our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.
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
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. The provisions of SFAS No. 159 are required as of the beginning of the first fiscal year beginning after November 15, 2007. We are studying SFAS No. 159 and have not yet determined the expected impact of the implementation of this pronouncement.
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

Customer programs. We record estimated reductions to revenue in connection with customer marketing programs and incentive offerings that may give customers credits or award points. Award points may be applied to trade receivables owed to us and/or toward future purchases of our products or services. We establish accruals for estimated revenue reductions attributable to customer programs and incentive offerings for each program. Revenue reductions are recorded quarterly based on issuance of credits, points earned but not yet issued, and estimates of credits and points to be earned in the future based on current revenue. Our two most significant customer programs are Practice Developer® and SNAP up the SavingsTM (“SUTS”), both of which are offered only to North American customers. Our Practice Developer® program is a Companion Animal Group awards program that permits customers to earn points by purchasing quarterly minimums in certain product and service categories. Points may then be applied against the purchase price for IDEXX products and services purchased in the future or applied to trade receivables due to us. SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) points under the Practice Developer® program awarded quarterly throughout the SUTS program year (which ends on August 31) based on total purchase volume of qualified products during the year. For the Practice Developer program, we reduce revenue assuming all points granted will result in future credits because the historical forfeitures have been de minimis. The accrued revenue reduction is calculated each quarter based on sales to end users during the quarter by either us or our distributors and on our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter. On November 30 of each year, unused points granted before January 1 of the prior year expire and are accounted for as a favorable change in estimate.
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
Other Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2007 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006.
NOTE 3. ACQUISITIONS OF BUSINESSES AND OTHER ASSETS
In January 2007, we acquired substantially all of the assets and assumed certain liabilities of the Critical Care Division of Osmetech plc. The acquired business is based in the United States and develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical and veterinary diagnostics markets. In March 2007, we acquired all of the equity of Vita-Tech Canada Inc. (“Vita-Tech”) and Institut Pourquier SAS (“Pourquier”) in separate transactions. Vita-Tech is the largest provider of reference laboratory testing services to veterinarians in Canada and has operations in Toronto and Montreal, Canada. Pourquier is based in Montpellier, France and develops, designs, manufactures, and distributes production animal diagnostic products. We also acquired certain assets of other veterinary reference laboratories during the nine months ended September 30, 2007 that did not comprise businesses.
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
We paid $86.1 million and assumed liabilities of $18.0 million, including $8.1 million of deferred tax liabilities associated with purchase accounting, to acquire businesses and certain intangible assets that did not comprise businesses during the nine months ended September 30, 2007. In connection with these acquisitions, we recognized goodwill of $44.8 million for acquired businesses and amortizable intangible assets of $38.7 million.

During the nine months ended September 30, 2007, we revised the purchase price allocations related to certain businesses acquired during the year ended December 31, 2006. The revisions to the purchase price allocations resulted in a decrease in goodwill assigned to the Companion Animal Group (“CAG”) segment of $0.7 million and a corresponding increase in property, equipment and other intangible assets. During the nine months ended September 30, 2007, we also paid purchase price payments of $1.6 million related to businesses acquired in prior years.
We have commitments outstanding at September 30, 2007 for additional purchase price payments of up to $3.5 million in connection with acquisitions of businesses and intangible assets during the current and prior periods, of which $0.8 million is contingent on the achievement by certain acquired businesses of specified milestones. We also have agreed to make additional payments of up to $0.8 million to sellers of certain acquired businesses that are conditional upon those sellers providing future services to IDEXX for specified periods of time. These contingent payments will be recognized as compensation and consulting expense over the remaining service periods when management deems payment to be probable.
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
NOTE 4. INVENTORIES
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2007	2006

Raw materials	$24,658	$33,199
Work-in-process	15,137	13,804
Finished goods	56,478	48,993

	$96,273	$95,996

During the three months ended June 30, 2007, we recognized a write-down of pharmaceutical raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator® Antiprotozoal Oral Paste (“Navigator® paste” or “Navigator®”), our nitazoxanide product for the treatment of equine protozoal myeloencephalitis. These write-downs are included in cost of product revenue in the condensed consolidated statement of operations. We wrote down these assets because the third-party contract manufacturer of finished goods notified us that it will discontinue manufacturing the product in 2009. Additionally, product sales have been lower than projected. We believe that we will not be able to enter into a replacement manufacturing arrangement on economically feasible terms and that we will not be able to obtain the product after termination of the existing manufacturing arrangement because the estimated production volume is low. Accordingly, we evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. This inventory comprised $9.1 million of active ingredient and other raw materials, for which we recognized a full write-down during the three months ended June 30, 2007, and $0.1 million of finished goods. At September 30, 2007, this inventory, net of reserves, was comprised of less than $0.1 million of finished goods. Additionally, because of lower sales volume estimates and the reduced product life, we determined that we would not realize our related investment in prepaid royalties and, therefore, fully expensed this asset during the three months ended June 30, 2007.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

CAG segment:
Instruments and consumables	$25,692	$117
Rapid assay products	1,631	1,952
Laboratory and consulting services	86,715	63,485
Practice information management systems and digital radiography	1,453	1,453
Pharmaceutical products	13,745	13,745

CAG Segment total	129,236	80,752
Water segment	17,840	17,282
Production animal segment	9,117	6,792

	$156,193	$104,826

During the nine months ended September 30, 2007, we recognized goodwill of $44.1 million (of which $27.4 million is expected to be tax deductible) related to business acquisitions. We assigned $42.1 million and $2.0 million to the CAG segment and Production Animal Segment (“PAS”), respectively. See Note 3 for additional information. The remaining changes in goodwill during the nine months ended September 30, 2007 resulted from changes in foreign currency exchange rates.
Intangible assets other than goodwill consisted of the following (in thousands):

	September 30, 2007		December 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$10,961	$3,781	$10,491	$2,932
Other product rights	27,533	9,513	18,743	7,660
Customer-related intangible assets	56,849	6,671	25,955	3,496
Other, primarily noncompete agreements	6,329	2,019	3,521	1,269

	$101,672	$21,984	$58,710	$15,357

During the nine months ended September 30, 2007, we acquired patents of $0.3 million, other product rights of $9.9 million, customer-related intangible assets of $26.2 million, and other intangible assets of $2.6 million, with weighted amortization periods of 8 years, 13 years, 11 years and 6 years, respectively, in connection with asset purchases and business acquisitions. See Note 3 for additional information. We recognized an impairment charge to write-off a prepaid royalty license associated with Navigator® paste that had a net book value of $1.0 million. See Note 4 for additional information. The remaining changes in the cost of intangible assets other than goodwill during the nine months ended September 30, 2007 resulted from changes in foreign currency exchange rates.
Amortization expense of intangible assets was $2.4 million and $6.6 million for the three and nine months ended September 30, 2007, respectively. Amortization expense of intangible assets was $1.3 million and $3.9 million for the three and nine months ended September 30, 2006, respectively.

NOTE 6. WARRANTY RESERVES
We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customer’s environment and associated costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve during the three and nine months ended September 30, 2007 and 2006, respectively (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Balance, beginning of period	$1,751	$2,764	$1,978	$3,159
Provision for warranty expense	784	264	1,566	1,134
Liability assumed in connection with business acquisition	—	—	86	—
Change in estimate of prior warranty expense	48	(304)	299	(423)
Settlement of warranty liability	(852)	(623)	(2,198)	(1,769)

Balance, end of period	$1,731	$2,101	$1,731	$2,101

NOTE 7. DEBT
The components of debt at September 30, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in Note 7 to the consolidated financial statements, except as described below.
In January 2007, we entered into an unsecured short-term revolving credit facility with a bank in the principal amount of $125.0 million that would have matured on June 30, 2007. On March 30, 2007, we refinanced this short-term facility by entering into an unsecured revolving credit facility with four multinational banks that matures on March 30, 2012 (the “Credit Facility”). The Credit Facility may be used for general corporate purposes, including repurchases of our common stock and business acquisitions. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At September 30, 2007, we had $77.2 million outstanding under the Credit Facility.
We assumed $0.6 million of unsecured notes payable in connection with business acquisitions during the nine months ended September 30, 2007. The notes bear interest at rates ranging from 3.1% to 8.0%.
NOTE 8. INCOME TAXES
Our effective tax rates for the three and nine months ended September 30, 2007 were 27.5% and 30.2%, respectively, compared with 28.9% and 31.4% for the three and nine months ended September 30, 2006, respectively. The decreases in the effective tax rates for the three and nine months ended September 30, 2007 compared to the same periods of 2006 were due primarily to federal tax incentives recognized during the nine months ended September 30, 2007 that were not available for the nine months ended September 30, 2006, a reduction in international deferred tax liabilities as the result of anticipated lower international income tax rates, the recognition of certain state tax benefits resulting from the completion of an audit, and tax benefits recognized as a result of international tax savings initiatives. These effective tax rate reductions were partly offset by the release of accrued taxes resulting from the expiration of various statutes of limitations in 2006.

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
In the next twelve months, we do not anticipate recognizing significant income tax benefits that have not been recognized as of September 30, 2007 in accordance with FIN 48.
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties of $0.6 million were accrued as of January 1, 2007.
NOTE 9. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$25,795	$24,953	$68,486	$69,006
Other comprehensive income (loss):
Foreign currency translation adjustments	6,305	1,947	9,344	7,145
Change in fair value of foreign currency contracts classified as hedges, net of tax	(1,155)	845	(1,684)	(1,469)
Change in fair market value of investments, net of tax	(95)	8	(40)	46

Comprehensive income	$30,850	$27,753	$76,106	$74,728

NOTE 10. EARNINGS PER SHARE
The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	30,506	31,180	30,804	31,461
Weighted average vested deferred stock units outstanding	41	30	39	30

	30,547	31,210	30,843	31,491

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	30,547	31,210	30,843	31,491
Dilutive effect of options issued to employees and directors	1,399	1,503	1,383	1,520
Dilutive effect of restricted stock units issued to employees	39	11	30	6
Dilutive effect of nonvested deferred stock units issued to directors	6	7	6	5

	31,991	32,731	32,262	33,022

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
Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Weighted average number of shares underlying anti-dilutive options	251	154	283	136

Weighted average exercise price per underlying share of anti-dilutive options	$90.30	$76.67	$87.25	$76.57
The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	September 30,
	2007	2006

Closing price per share of our common stock	$109.59	$91.14

Number of shares underlying options with exercise prices below the closing price	2,840	3,217
Number of shares underlying options with exercise prices equal to or above the closing price	—	—

Total number of shares underlying outstanding options	2,840	3,217

NOTE 11. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Significant commitments, contingencies and guarantees at September 30, 2007 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in Note 11 to the consolidated financial statements, except as described below and in Notes 3 and 7.
Under our employee health care insurance policy, we retain claims liability risk up to $250,000 per incident. We estimate our liability for the uninsured portion of employee health care obligations that have been incurred but not reported based on individual coverage, our claims experience, and the average time from when a claim is incurred to the time it is paid. We recognized employee health care claim expense of $9.9 million during the nine months ended September 30, 2007 and $10.8 million during the year ended December 31, 2006, which includes actual claims paid and an estimate for our liability for the uninsured portion of employee health care obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimates liability, we would have further obligations.

On June 30, 2006, Cyntegra, Inc. filed suit against us in the U.S. District Court for the Central District of California alleging that we had violated U.S. federal antitrust laws and California state unfair trade practices laws. The complaint alleged, among other things, that we were monopolizing the U.S. market for companion animal diagnostic products. On October 26, 2007, the Court granted summary judgment in our favor on all of Cyntegra’s claims and dismissed the suit. In the event that Cyntegra appeals the decision of the Court, we will continue to defend ourselves vigorously, as we believe Cyntegra’s claims are without merit.
In connection with certain contractual obligations that commit us to minimum future payments to purchase inventory, we estimated incremental contractual losses at June 30, 2007 and accordingly recognized expenses of $1.1 million. The changes in estimate resulted primarily from a reduction in forecast product demand due to a change in distribution strategy during the second quarter that favors an alternate IDEXX product, partly offset by a reduction in the applicable purchase volume commitments. Our estimated contractual losses did not change during the three months ended September 30, 2007.
In connection with an October 2005 supply agreement, we guaranteed a supplier’s note (the “Note”) in the principal amount of $3.5 million. The supplier is obligated to pay the Note through quarterly principal and interest payments through 2008 and to pay the remaining balance in 2008. We recorded the fair value of the guaranty of $0.5 million and recognized the associated assets as of the effective date of the agreement. The principal balance of the note that we have guaranteed is $2.0 million at September 30, 2007. At September 30, 2007, we have written off the guaranty liability because our recognized contractual liabilities to the supplier exceed the principal balance of the Note and a legal right of offset exists whereby we may elect to pay to the holder of the Note the amounts otherwise due to the supplier.
NOTE 12. TREASURY STOCK
Our board of directors has approved the repurchase of up to 18,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to September 30, 2007, we repurchased 16,415,000 shares for $671.0 million. At September 30, 2007, we had 1,585,000 shares remaining under our share repurchase authorization. From the inception of the program in August 1999 to September 30, 2007, we also received 176,000 shares of stock with a market value of $6.5 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, vesting of restricted stock units and settlement of deferred stock units, and in payment for the exercise price of stock options.
Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Shares acquired	70	116	1,134	1,195
Total cost of shares acquired	$7,150	$8,609	$99,683	$93,851
Average cost per share	$101.85	$74.51	$87.85	$78.53

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
We are organized into business units by market and customer group. Our reportable segments include: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. Financial information about the Dairy and OPTI Medical operating segments are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. We added the OPTI Medical operating segment in connection with our acquisition of substantially all of the assets and assumption of certain liabilities of the Critical Care Division of Osmetech plc in January 2007. The segment information for the three and nine months ended September 30, 2006 has been restated to conform to our presentation of reportable segments for the three and nine months ended September 30, 2007. Previously, PAS and Dairy were aggregated into a single reportable segment, which we referred to as the Food Diagnostics Group.
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
Items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses, interest income and expense, and income taxes. Share-based compensation expense was also reported in “unallocated amounts” in 2006. Beginning in 2007, we allocate a portion of share-based compensation expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which was categorized as “unallocated amounts.” Share-based compensation expense of $1.9 million, $0.1 million, $0.2 million and $0.1 million was included in the income (loss) from operations of the CAG, Water, PAS and Other operating segments, respectively, for the three months ended September 30, 2007. Share-based compensation expense of $0.1 million was unallocated for the three months ended September 30, 2007, compared to $2.5 million for the three months ended September 30, 2006. Share-based compensation expense of $5.2 million, $0.3 million, $0.6 million and $0.2 million was included in the income (loss) from operations of the CAG, Water, PAS and Other operating segments, respectively, for the nine months ended September 30, 2007. Share-based compensation expense of $0.3 million was unallocated for the nine months ended September 30, 2007, compared to $8.0 million for the nine months ended September 30, 2006.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006 in Notes 2 and 16, and in Note 2 to these condensed consolidated financial statements.

The following is the segment information (in thousands):

	For the Three Months Ended September 30,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2007
Revenues	$187,481	$17,431	$17,377	$7,096	$—	$229,385

Income (loss) from operations	$28,529	$7,212	$2,561	$27	$(2,232)	$36,097

Interest expense, net						(515)

Income before provisions for income taxes						35,582
Provision for income taxes						9,787

Net income						$25,795

2006
Revenues	$153,058	$16,579	$13,907	$3,836	$—	$187,380

Income (loss) from operations	$26,436	$7,843	$3,908	$245	$(3,970)	$34,462

Interest income, net						609

Income before provisions for income taxes						35,071
Provision for income taxes						10,118

Net income						$24,953

	For the Nine Months Ended September 30,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2007
Revenues	$554,939	$48,941	$52,871	$20,835	$—	$677,586

Income (loss) from operations	$75,293	$20,010	$10,286	$(487)	$(5,661)	$99,441

Interest expense, net						(1,321)

Income before provisions for income taxes						98,120
Provision for income taxes						29,634

Net income						$68,486

2006
Revenues	$449,324	$43,732	$42,310	$11,542	$—	$546,908

Income (loss) from operations	$78,541	$19,482	$11,279	$1,286	$(12,125)	$98,463

Interest income, net						1,972

Income before provisions for income taxes and partner’s interest						100,435
Provision for income taxes						31,581
Partner’s interest in loss of subsidiary						(152)

Net income						$69,006

Revenue by product and service category was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

CAG segment revenue:
Instruments and consumables	$71,443	$60,295	$209,889	$177,326
Rapid assay products	33,639	30,181	101,464	88,812
Laboratory and consulting services	64,914	47,893	191,350	139,287
Practice information systems and digital radiography	12,197	10,287	36,419	30,764
Pharmaceutical products	5,288	4,402	15,817	13,135

CAG segment revenue	187,481	153,058	554,939	449,324

Water segment revenue	17,431	16,579	48,941	43,732
Production animal segment revenue	17,377	13,907	52,871	42,310
Other revenue	7,096	3,836	20,835	11,542

Total revenue	$229,385	$187,380	$677,586	$546,908

NOTE 14. STOCK SPLIT
On October 25, 2007, our board of directors approved a two-for-one split of the outstanding shares of our common stock, to be effected in the form of a 100% stock dividend. Each holder of common stock of record as of November 5, 2007 will be entitled to one additional share of common stock. The additional shares of common stock will be distributed on or about November 26, 2007. As a result of the stock split, the number of outstanding common shares will double to approximately 61 million based on the number of shares outstanding at October 22, 2007. The stock split will require, in future reports, retroactive restatement of all historical shares and per share data.
Pro forma earnings per share for income from continuing operations on a post-split basis for the three years ended December 31, 2006 would be as follows:

	2006	2005	2004

Basic:
As reported	$2.98	$2.41	$2.29
Pro forma	$1.49	$1.20	$1.14
Diluted:
As reported	$2.84	$2.30	$2.19
Pro forma	$1.42	$1.15	$1.09
Quarterly unaudited pro forma earnings per share for income from continuing operation amounts on a post-split basis would be as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic
As reported	$0.84	$0.80	$2.22	$2.19
Pro forma	$0.42	$0.40	$1.11	$1.10
Diluted
As reported	$0.81	$0.76	$2.12	$2.09
Pro forma	$0.40	$0.38	$1.06	$1.04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to future revenue growth rates, demand for our products, realizability of assets, warranty expense, share-based compensation expense, and competition. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part II, Item 1A. Risk Factors” in this quarterly report on Form 10-Q. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.
▪ Business Overview
We operate primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. Financial information about the Dairy and OPTI Medical operating segments are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. We added the OPTI Medical operating segment in connection with our acquisition of substantially all of the assets and assumption of certain liabilities of the Critical Care Division of Osmetech plc in January 2007. The segment information for the three and nine months ended September 30, 2006 has been restated to conform to our presentation of reportable segments for the three and nine months ended September 30, 2007. Previously, PAS and Dairy were aggregated into a single reportable segment, which we referred to as the Food Diagnostics Group.
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
Items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses, interest income and expense, and income taxes. Share-based compensation expense was also reported in “unallocated amounts” in 2006. Beginning in 2007, we allocate a portion of share-based compensation expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which was categorized as “unallocated amounts.”

▪ Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q describe the significant accounting policies used in preparation of these condensed consolidated financial statements.
We believe the following critical accounting estimates and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change.
Revenue Recognition
Customer programs. We record estimated reductions to revenue in connection with customer marketing programs and incentive offerings that may give customers credits or award points. Award points may be applied to trade receivables owed to us and/or toward future purchases of our products or services. We establish accruals for estimated revenue reductions attributable to customer programs and incentive offerings for each program based on numerous factors, including:
•	program design and award levels;
•	forecasted purchasing patterns of those enrolled in the program based on historical experience with similar programs, current sales trends and market analyses;
•	inventory levels of eligible products in the distribution channel; and
•	estimated number of participants that will ultimately reach volume purchase thresholds.
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

Our two most significant customer programs are Practice Developer® and SNAP up the SavingsTM (“SUTS”), both of which are offered only to North American customers. For the nine months ended September 30, 2007 and the years ended December 31, 2006 and 2005, we recorded revenue reductions of $5.3 million, $5.1 million and $4.8 million, respectively, related to our Practice Developer® program and $3.5 million, $4.9 million and $5.1 million, respectively, related to our SUTS program. As of September 30, 2007 and December 31, 2006 and 2005, the accrued revenue reductions were $13.9 million, $10.4 million and $7.1 million, respectively, for the Practice Developer® program and $0.6 million, $1.4 million and $1.4 million, respectively, for the SUTS program. Following is a summary of changes in the accrual for estimated revenue reductions attributable to customer programs and incentive offerings for the nine months ended September 30, 2007 (in thousands):

For the Nine
Months Ended
September 30,
2007
Practice Developer®
Balance, beginning of period	$10,399
Current provision related to current period	5,328
Change in estimate related to sales in prior periods	(52)
Issuance of points for SNAP up the Savings™ program (1)	4,399
Issuance of points for other programs (1)	3,126
Actual points redeemed	(9,290)

Balance, end of period	$13,910

SNAP up the Savings™
Balance, beginning of period	$1,429
Current provision related to current period	3,508
Change in estimate related to sales in prior periods	93
Deposit of points to Practice Developer® program	(4,399)

Balance, end of period	$631

Other Customer Programs
Balance, beginning of period	$1,464
Current provision related to current period	4,250
Change in estimate related to sales in prior periods	(85)
Issuance of points for other programs (1)	(3,126)
Actual credits issued	(742)

Balance, end of period	$1,761

(1)	SNAP up the Savings™ and certain other customer program liabilities are settled through the issuance of Practice Developer® points.
Our Practice Developer® program is a Companion Animal Group awards program that permits customers to earn points by purchasing quarterly minimums in certain product and service categories, including IDEXX Reference Laboratories services, VetTest® slides, LaserCyte® tubes, and Feline and Canine SNAP® tests. Points may then be applied against the purchase price for IDEXX products and services purchased in the future or applied to trade receivables due to us. SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) points under the Practice Developer® program awarded quarterly throughout the SUTS program year (which ends on August 31) based on total purchase volume of qualified products during the year.
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

Under the SUTS program, beginning September 1, 2007, customers will receive a 5% rebate of their purchase price if they purchase a minimum volume of products, either from us or our distributors. We cannot be certain what percentage of customers will purchase the minimum volume of products until that program year has ended. At the beginning of the program year, we develop an estimate of the percentage of customers that we expect to meet the minimum purchase threshold over the program period based on program enrollee purchasing patterns, historical experience with similar programs, current sales trends, and marketing analysis. The percentage of customers expected to meet the minimum purchase threshold is adjusted quarterly during the program year based on our experience with the program and finalized when the program year ends in August. The number of participants for which we are estimating rebates declines as the program year progresses and more program participants achieve the minimum annual purchase threshold. The 5% revenue reduction is calculated quarterly based on the applicable gross sales during the period, at end-user prices, and the estimated percentage of end users that are expected to meet the minimum purchase threshold by the end of the program year. The accrued revenue reduction also includes our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter.
If the estimated percentage of customers expected to meet the minimum purchase threshold required to receive the 5% rebate under the SUTS program were to increase or decrease by 5%, we would be required to further reduce revenue or increase revenue, respectively, by $0.2 million.
Doubtful accounts receivable. We recognize revenue only in those situations where collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Account balances are charged off against the allowance when we believe the receivable will not be recovered. Write-offs of customer accounts during the nine months ended September 30, 2007 and the years ended December 31, 2005 and 2006 were $0.8 million, $0.4 million and $0.5 million, respectively.
Inventory Valuation
We write down inventory for estimated obsolescence when warranted by estimates of future demand, market conditions, and remaining shelf life. If actual market conditions are less favorable than those we estimated, additional inventory write-downs may be required, which would have a negative effect on results of operations. Certain major components of inventory for which we have made critical valuation judgments are discussed in more detail below.
LaserCyte® Hematology Analyzer. At September 30, 2007 and December 31, 2006, $2.7 million and $1.7 million, respectively, of inventory associated with our LaserCyte® hematology instrument required rework before it could be used to manufacture finished goods, which was net of $1.4 million and $0.9 million of write-downs for inventory estimated to be obsolete. We determined obsolescence based on our estimate of the costs to rework inventory compared to replacement cost and the probability of success, primarily based on historical experience. We expect to fully realize our net investment in inventory. However, if we are unsuccessful reworking this inventory, if we revise our judgment of our ability to successfully rework inventory due to new experience in reworking this inventory, or if we alter the design of this product, we may be required to write off some or all of the remaining associated inventory.
Nitazoxanide. At December 31, 2006, our inventories included $9.3 million of inventory associated with Navigator®, our nitazoxanide product for the treatment of equine protozoal myeloencephalitis. This inventory consisted of $0.2 million of finished goods and $9.1 million of active ingredient and other raw materials. We have an agreement with our supplier of nitazoxanide under which the supplier agreed until 2017 to replace any expiring inventory of nitazoxanide with longer-dated material. During the three months ended June 30, 2007, we recognized a write-down of pharmaceutical raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator® paste, our nitazoxanide product for the treatment of equine protozoal myeloencephalitis. We wrote down these assets because the third-party contract manufacturer of finished goods notified us that it will discontinue manufacturing the product in 2009. Additionally, product sales have been lower than projected. We believe that we will not be able to enter into a replacement manufacturing arrangement on economically feasible terms and that we will not be able to obtain the product after termination of the existing manufacturing arrangement because the estimated production volume is low. Accordingly, we evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. This inventory comprised $9.1 million of active ingredient and other raw materials, for which we recognized a full write-down during the three months ended June 30, 2007. At September 30, 2007, this inventory, net of reserves, was comprised of less than $0.1 million of finished goods. Sales of Navigator® were $0.3 million for the nine months ended September 30, 2007.

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
During the three months ended June 30, 2007, we recognized an impairment charge to write-off a prepaid royalty license of $1.0 million associated with Navigator® paste, our Nitazoxanide product for the treatment of equine protozoal myeloencephalitis. We also recognized a related inventory write-down and the circumstances are described in the above discussion of critical accounting estimates and assumptions used in inventory valuation and in Note 4 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. Based on our changed estimates of product availability and estimated future demand and market conditions, we determined that we will not realize our investment in prepaid royalties and, therefore, fully expensed this asset.
We assessed goodwill attributable to our pharmaceutical business for impairment at June 30, 2007 due to the matters discussed above and the resulting Nitazoxanide inventory write-down and prepaid royalty license impairment charge. We believe that the goodwill attributable to our pharmaceutical business of $13.7 million was not impaired at June 30, 2007, and no events have occurred since that date that required subsequent evaluation. However, significant changes in our assumptions and estimates due to new information, or actual results that are below our expectations could result in impairment in the future of some or all of the goodwill attributable to our pharmaceutical products business.

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
The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004 totaled $18.1 million, $11.9 million, $15.7 million and $13.4 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at September 30, 2007, net of estimated forfeitures, was $23.2 million. Approximately $8.8 million is expected to be recognized in the year ending December 31, 2007 for previously granted share-based compensation awards, of which $6.4 million has been recognized during the nine months ended September 30, 2007, and decreasing amounts of the total expense are expected to be recognized over the subsequent five years, resulting in a weighted average expense recognition period of approximately 2.5 years.
The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant were as follows:

	For the Nine
	Months	For the
	Ended	Year Ended
	September 30,	December 31,
	2007	2006

Expected stock price volatility	29%	30%
Expected term, in years	5.0	5.0
Risk-free interest rate	4.7%	4.6%
We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants and other relevant factors. Lower estimated volatility reduces the fair value of an option. The total fair value of options awarded during the nine months ended September 30, 2007 ($7.4 million) would have increased by approximately 7% or decreased by approximately 6% if the stock price volatility assumption were increased or decreased by 10%, respectively. The total cost recognized for options awarded during the nine months ended September 30, 2007 would have increased or decreased by $0.1 million if the stock price volatility assumption were increased or decreased by 10%, respectively.
To develop the expected term assumption for 2007 option awards, we elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms. The application of the simplified method is allowable for options granted through December 31, 2007. We will transition to developing expected term assumptions for future awards based on historical experience and other relevant factors concerning expected employee behavior with regards to option exercise. Longer expected term assumptions increase the fair value of option awards, and therefore increase the expense recognized per award. The total fair value of options awarded during the nine months ended September 30, 2007 ($7.4 million) would have increased by approximately 12% or decreased by approximately 10% if the expected term assumption were increased or decreased by one year, respectively. The total cost recognized for options awarded during the nine months ended September 30, 2007 would have increased or decreased by $0.1 million if the expected term assumption were increased or decreased by one year, respectively.

Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors, and compensation expense is adjusted for actual results. At September 30, 2007, we applied annual forfeiture rates ranging from 3% to 16% to estimate future forfeitures of previously granted options and restricted stock units that had vesting dates after September 30, 2007. Net share-based compensation costs for the nine months ended September 30, 2007 were $6.4 million, which is net of a reduction of $1.4 million for estimated forfeitures. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of share-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense.
Income Taxes
We recognize a current tax liability or asset for current taxes payable or refundable, respectively, and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.
The future tax benefit arising from net deductible temporary differences and tax carryforwards, net of valuation allowances, was $16.1 million, $12.9 million and $7.9 million at September 30, 2007, December 31, 2006 and December 31, 2005, respectively. We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A reduction of net income before taxes in each subsidiary equal to 5% of revenue, compared to the corresponding reported amounts for the nine months ended September 30, 2007, would not result in the recognition of incremental valuation allowances except in one subsidiary where a 5% reduction could result in our recording a valuation allowance of $0.6 million for that subsidiary.
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
We consider the operating earnings of non-United States subsidiaries, the cumulative amount of which was $111.4 million at December 31, 2006, to be indefinitely invested outside the United States. No provision has been made for United States federal and state, or international taxes that may result from future remittances of undistributed earnings of non-United States subsidiaries. Should we repatriate non-United States earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made.

Estimates for Certain Contingencies
Under our workers’ compensation insurance policies for U.S. employees for the years ended December 31, 2006, 2005, 2004 and 2003, we retain the first $250,000 in claim liability per incident and $3.1 million, $2.8 million, $3.0 million and $1.4 million, respectively, in aggregate claim liability. We entered into a similar workers’ compensation insurance policy effective January 1, 2007 and estimate that our retained aggregate claim liability will approximate $3.0 million. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized cumulative expenses of $0.3 million for claims incurred during the nine months ended September 30, 2007 and cumulative expenses of $1.2 million, $0.5 million, $0.9 million and $0.8 million for claims incurred during the years ended December 31, 2006, 2005, 2004 and 2003, respectively. Claims incurred during the nine months ended September 30, 2007 and year ended December 31, 2006 are relatively new and significant additional healthcare and wage indemnification costs could arise from those claims. Our liability for claims incurred during the year ended December 31, 2006 could exceed our estimate and we could be liable for up to $1.9 million in excess of the expense we have recognized. For the three years ended on or prior to December 31, 2005, based on our retained claim liability per incident and our aggregate claim liability, our maximum liability at September 30, 2007 is $0.7 million in excess of the amounts deemed probable and previously recognized.
Under our current employee health care insurance policy, we retain claims liability risk up to $250,000 per incident. We estimate our liability for the uninsured portion of employee health care obligations that have been incurred but not reported based on individual coverage, our claims experience, and the average time from when a claim is incurred to the time it is paid. We recognized employee health care claim expense of $9.9 million during the nine months ended September 30, 2007 and $10.8 million during the year ended December 31, 2006, which includes actual claims paid and an estimate for our liability for the uninsured portion of employee health care obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations. If our liability for the uninsured portion of employee health care obligations that have been incurred but not paid is 10% greater than our estimates at September 30, 2007, we would incur additional expense of $0.3 million.
▪ Results of Operations
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Revenue
Total Company. Revenue increased $42.0 million, or 22%, to $229.4 million for the three months ended September 30, 2007 from $187.4 million for the same period of the prior year. Incremental sales from businesses and from customer-related and other intangible assets acquired subsequent to July 1, 2006 contributed 8% to revenue growth. These acquisitions consisted primarily of veterinary reference laboratories and customer-related assets in Canada, the United States, and South Africa; a production animal diagnostic products business in France; and the Critical Care Division of Osmetech plc. The favorable impact of currency exchange rates contributed 3% to revenue growth. The following table presents revenue by operating segment:

For the Three Months Ended September 30,
							Percentage
						Percentage	Change Net of
					Percentage	Change from	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Acquisitions	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	(2)	Effect

CAG	$187,481	$153,058	$34,423	22.5%	2.5%	5.9%	14.1%
Water	17,431	16,579	852	5.1%	3.0%	—	2.1%
PAS	17,377	13,907	3,470	25.0%	6.1%	12.8%	6.1%
Other	7,096	3,836	3,260	85.0%	2.8%	84.4%	(2.2%)

Total	$229,385	$187,380	$42,005	22.4%	2.8%	7.5%	12.1%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended September 30, 2006 to the three months ended September 30, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 from businesses acquired subsequent to July 1, 2006.

Companion Animal Group. Revenue for CAG increased $34.4 million, or 22%, to $187.5 million for the three months ended September 30, 2007 from $153.1 million for the same period of the prior year. Incremental sales from veterinary reference laboratory businesses and customer-related assets acquired subsequent to July 1, 2006 contributed 6% to CAG revenue growth. The favorable impact of currency exchange rates contributed 3% to the increase in CAG revenue. The following table presents revenue by product and service category for CAG:

For the Three Months Ended September 30,
							Percentage
						Percentage	Change Net of
					Percentage	Change from	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Acquisitions	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	(2)	Effect

Instruments and consumables	$71,443	$60,295	$11,148	18.5%	3.3%	—	15.2%
Rapid assay products	33,639	30,181	3,458	11.5%	0.7%	—	10.8%
Laboratory and consulting services	64,914	47,893	17,021	35.5%	2.9%	18.9%	13.7%
Practice information management systems and digital radiography	12,197	10,287	1,910	18.6%	1.4%	—	17.2%
Pharmaceutical products	5,288	4,402	886	20.1%	—	—	20.1%

Net CAG revenue	$187,481	$153,058	$34,423	22.5%	2.5%	5.9%	14.1%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended September 30, 2006 to the three months ended September 30, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the three months ended September 30, 2007 compared to the three months ended September 30, 2006 from businesses acquired subsequent to July 1, 2006.
The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from businesses and from customer-related and other intangible assets acquired subsequent to July 1, 2006.
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
The increase in sales of instruments and consumables was due mainly to higher unit sales volume. Higher consumables sales volumes were attributable primarily to higher worldwide practice-level sales of slides and, to a lesser extent, to increased practice-level sales of tubes used with our hematology analyzers, with all consumables categories benefiting from the continued growth of our installed base of instruments. Higher instrument sales volume resulted mainly from sales of our LaserCyte® Hematology Analyzer and, to a lesser extent, our IDEXX VetLab® Station, an in-clinic laboratory information management system. The impact from changes in distributors’ inventory levels reduced reported instruments and consumables revenue growth by 3%.

The increase in practice-level sales of rapid assay products was due primarily to higher average unit sales prices and, to a lesser extent, higher sales volumes. Higher average unit sales prices were due, in part, to higher relative sales of canine combination test products, such as the SNAP® 4Dx®, which was launched in the U.S. in September 2006, and less promotional discounting in connection with our SNAP up the Savings™ customer program. Higher sales volumes resulted in part from the July 2007 launch of the SNAP® cPL™, our test for pancreatitis in dogs. The impact from changes in distributors’ inventory levels reduced reported rapid assay revenue growth by 6%.
The increase in sales of laboratory and consulting services resulted primarily from higher testing volume and, to a lesser extent, the impact of price increases. Higher testing volume was attributable to both new customers and to increased testing volume from existing customers, including sales of new test offerings.
The increase in sales of practice information management systems and digital radiography resulted primarily from higher sales of Cornerstone® practice information management systems and services, higher sales volumes of companion animal radiography systems, and the favorable impact of implementing tiered support service level offerings with differentiated pricing for our practice information management systems, partly offset by a decrease in the number of equine radiography systems sold.
The increase in sales of pharmaceutical products resulted primarily from higher sales volume and price increases, in each case related largely to PZI VET®, our insulin product for the treatment of diabetic cats.
Water. Revenue for Water increased $0.9 million, or 5%, to $17.4 million for the three months ended September 30, 2007 from $16.6 million for the same period of the prior year. The increase resulted primarily from higher worldwide sales volume, partly offset by lower average unit sales prices due to both higher relative sales in geographies where products are sold at lower average unit sales prices and greater price competition in certain geographies. Higher sales volumes resulted in part from our commencement in September 2007 of distribution of certain water testing kits manufactured by Invitrogen Corporation (“Invitrogen”). The favorable impact of currency exchange rates contributed 3% to the increase in Water revenue.
Production Animal Segment. Revenue for PAS increased $3.5 million, or 25%, to $17.4 million for the three months ended September 30, 2007 from $13.9 million for the same period of the prior year. The increase resulted primarily from higher livestock diagnostics sales volume, including sales attributable to Institut Pourquier, a manufacturer of production animal diagnostic products in France that we acquired in March 2007. Sales of Pourquier products contributed 13% to PAS revenue growth. The favorable impact of higher sales volume was partly offset by lower average unit sales prices for our HerdChek® products that test for transmissible spongiform encephalopathies (“TSE”) due to greater price competition. The favorable impact of currency exchange rates contributed 6% to the increase in PAS revenue.
Other. Revenue for Other operating units increased $3.3 million, or 85%, to $7.1 million for the three months ended September 30, 2007 from $3.8 million for the same period of the prior year due primarily to incremental revenue attributable to OPTI Medical, which was acquired in January 2007.
Gross Profit
Total Company. Gross profit increased $20.3 million, or 21%, to $118.5 million for the three months ended September 30, 2007 from $98.2 million for the same period of the prior year. As a percentage of total revenue, gross profit was constant at 52%.
Share-based compensation expense of $0.2 million was included in cost of revenue for the three months ended September 30, 2007 and 2006. Beginning in 2007, we allocate share-based compensation expense to the operating segments based on headcount and other personnel data. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which was categorized as “unallocated amounts.” Share-based compensation expense was not allocated to our operating segments in 2006. Therefore, the total company share-based compensation expense was categorized as “unallocated amounts” for the three months ended September 30, 2006.

The following table presents gross profit and gross profit percentage by operating segment:

For the Three Months Ended September 30,
		Percent of		Percent of	Dollar	Percentage
Gross Profit (dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$93,949	50.1%	$76,739	50.1%	$17,210	22.4%
Water	10,919	62.6%	11,026	66.5%	(107)	(1.0%)
PAS	10,412	59.9%	9,481	68.2%	931	9.8%
Other	3,081	43.4%	1,375	35.9%	1,706	124.0%
Unallocated amounts	117	N/A	(422)	N/A	539	127.7%

Total Company	$118,478	51.7%	$98,199	52.4%	$20,279	20.7%

Companion Animal Group. Gross profit for CAG increased $17.2 million, or 22%, to $93.9 million for the three months ended September 30, 2007 from $76.7 million for the same period of the prior year due primarily to increased revenue across the CAG product and service lines. The gross profit percentage was constant at 50%. The favorable impact on the gross profit percentage from higher average unit sales prices across the CAG product and service lines was offset by the unfavorable sales mix impact from greater relative sales of lower margin products and services such as laboratory and consulting services.
Water. Gross profit for Water decreased $0.1 million, or 1%, to $10.9 million for the three months ended September 30, 2007 from $11.0 million for the same period of the prior year due to a decrease in the gross profit percentage to 63% from 67%, partly offset by higher revenue. The decrease in the gross profit percentage was mainly due to higher manufacturing costs; lower average unit sales prices; and greater relative sales of lower margin products, which was due, in part, to the lower gross margin earned on the Invitrogen products that we began distributing in September 2007.
Production Animal Segment. Gross profit for PAS increased $0.9 million, or 10%, to $10.4 million for the three months ended September 30, 2007 from $9.5 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 60% from 68%. The gross profit percentage was unfavorably impacted by higher product costs; lower average unit sales prices; and, to a lesser extent, a relatively lower gross profit rate realized on sales by Pourquier. The gross profit percentage earned on sales by Pourquier was lower than our historical PAS gross profit rate due to greater price competition in the primary markets served by Pourquier and higher production costs. Accordingly, we expect the PAS gross profit percentage to approximate 60% to 65% during the next twelve months with fluctuations within this range due, in part, to seasonal sales volumes in certain geographies that are historically highest in the fourth quarter. The decreases to the gross profit percentage were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.
Other. Gross profit for Other operating units increased $1.7 million, or 124%, to $3.1 million for the three months ended September 30, 2007 from $1.4 million for the same period of the prior year due primarily to incremental gross profit attributable to OPTI Medical and an increase in the gross profit percentage to 43% from 36%. The increase in the gross profit percentage was primarily attributable to the impact of OPTI Medical, which was acquired in January 2007 and, to a lesser extent, the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses. The increases in the gross profit percentage were partly offset by higher manufacturing costs for Dairy products.
Operating Expenses and Operating Income
Total Company. Total operating expenses increased $18.6 million, or 29%, to $82.4 million for the three months ended September 30, 2007 from $63.7 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 36% from 34%.
Share-based compensation expense of $2.2 million was included in operating expenses for the three months ended September 30, 2007, compared to $2.3 million for the same period of the prior year. Beginning in 2007, we allocate share-based compensation expense to the operating segments based on headcount and other personnel data. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which was categorized as “unallocated amounts.” Share-based compensation expense was not allocated to our operating segments in 2006. Therefore, the total company share-based compensation expense was categorized as “unallocated amounts” for the three months ended September 30, 2006.

Operating income increased $1.6 million, or 5%, to $36.1 million for the three months ended September 30, 2007 from $34.5 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 16% from 18%.
The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$65,420	34.9%	$50,303	32.8%	$15,117	30.1%
Water	3,707	21.3%	3,183	19.2%	524	16.5%
PAS	7,851	45.2%	5,573	40.1%	2,278	40.9%
Other	3,054	43.0%	1,130	29.5%	1,924	170.2%
Unallocated amounts	2,349	N/A	3,548	N/A	(1,199)	(33.8%)

Total Company	$82,381	35.9%	$63,737	34.0%	$18,644	29.3%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$28,529	15.2%	$26,436	17.3%	$2,093	7.9%
Water	7,212	41.4%	7,843	47.3%	(631)	(8.0%)
PAS	2,561	14.7%	3,908	28.1%	(1,347)	(34.5%)
Other	27	0.4%	245	6.4%	(218)	(89.0%)
Unallocated amounts	(2,232)	N/A	(3,970)	N/A	1,738	43.8%

Total Company	$36,097	15.7%	$34,462	18.4%	$1,635	4.7%

Companion Animal Group. Operating expenses for CAG increased $15.1 million, or 30%, to $65.4 million for the three months ended September 30, 2007 from $50.3 million for the same period of the prior year and, as a percentage of revenue, increased to 35% from 33%. Share-based compensation expense of $1.6 million, or 1% of revenue, was included in CAG operating expenses for the three months ended September 30, 2007. The following table presents CAG operating expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

Sales and marketing	$31,836	17.0%	$24,578	16.1%	$7,258	29.5%
General and administrative	21,975	11.7%	15,742	10.3%	6,233	39.6%
Research and development	11,609	6.2%	9,983	6.5%	1,626	16.3%

Total operating expenses	$65,420	34.9%	$50,303	32.8%	$15,117	30.1%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded worldwide sales, marketing and customer service headcount. To a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses, incremental expenses associated with businesses acquired subsequent to July 1, 2006, and the inclusion of share-based compensation expense also contributed to the increase in sales and marketing expense. The increase in general and administrative expense resulted primarily from higher spending on information technology and facilities; incremental expenses associated with businesses acquired subsequent to July 1, 2006, comprised mainly of administrative expenses of a recurring nature to support the acquired business and amortization expense for intangible assets acquired; higher personnel-related costs due, in part, to expanded headcount; and the inclusion of share-based compensation expense. The increase in research and development expense resulted from increased product development spending related primarily to IDEXX VetLab® instrumentation and, to a lesser extent, to product development activities in all other CAG product and service categories and the inclusion of share-based compensation expense.

Water. Operating expenses for Water increased $0.5 million, or 17%, to $3.7 million for the three months ended September 30, 2007 from $3.2 million for the same period of the prior year and, as a percentage of revenue, increased to 21% from 19%. Share-based compensation expense of $0.1 million, or 1% of revenue, was included in Water operating expenses for the three months ended September 30, 2007. The following table presents Water expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

Sales and marketing	$1,696	9.7%	$1,364	8.2%	$332	24.3%
General and administrative	1,371	7.9%	1,340	8.1%	31	2.3%
Research and development	640	3.7%	479	2.9%	161	33.7%

Total operating expenses	$3,707	21.3%	$3,183	19.2%	$524	16.5%

The increase in sales and marketing expense resulted largely from higher personnel-related costs due, in part, to expanded headcount. The unfavorable impact of the inclusion of share-based compensation expense in general and administrative expense for the three months ended September 30, 2007 was largely offset by the favorable comparison due to atypical costs incurred during the third quarter of 2006 to consolidate our office and production facilities based in the United Kingdom into a single facility. The increase in research and development expense resulted primarily from higher costs associated with coliform and E. coli water test product development.
Production Animal Segment. Operating expenses for PAS increased $2.3 million, or 41%, to $7.9 million for the three months ended September 30, 2007 from $5.6 million for the same period of the prior year and, as a percentage of revenue, increased to 45% from 40%. Share-based compensation expense of $0.2 million, or 1% of revenue, was included in PAS operating expenses for the three months ended September 30, 2007. The following table presents PAS operating expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

Sales and marketing	$3,060	17.6%	$2,334	16.8%	$726	31.1%
General and administrative	2,851	16.4%	1,976	14.2%	875	44.3%
Research and development	1,940	11.2%	1,263	9.1%	677	53.6%

Total operating expenses	$7,851	45.2%	$5,573	40.1%	$2,278	40.9%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, incremental activities associated with the Pourquier business, and, to a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses. The increase in general and administrative expense resulted primarily from incremental expenses associated with the Pourquier business, comprised mainly of amortization expense for intangible assets and administrative expenses of a recurring nature to support the acquired business, and higher spending on information technology and facilities. To a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses and the inclusion of share-based compensation expense also contributed to the increase in general and administrative expense. The increase in research and development expense resulted primarily from higher development activities and associated higher personnel-related costs, including incremental development activities attributable to the Pourquier business acquired in March 2007.
Other. Operating expenses for Other operating units increased $1.9 million to $3.1 million for the three months ended September 30, 2007 from $1.1 million for the same period of the prior year due primarily to incremental expenses attributable to OPTI Medical, which was acquired in January 2007. These costs are mainly composed of operating expenses of a recurring nature to support the OPTI Medical business and amortization expense for intangible assets acquired.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $1.2 million to $2.3 million for the three months ended September 30, 2007 from $3.5 million for the same period of the prior year. As described above, share-based compensation expense was not allocated to our operating segments in 2006. Therefore, total company share-based compensation expense included in operating expenses for the three months ended September 30, 2006 of $2.3 million was categorized as “unallocated amounts.” Beginning in 2007, we allocate a portion of share-based compensation expense to the operating segments. The unallocated share-based compensation expense for the three months ended September 30, 2007 was $0.1 million. Corporate research and development expense also was included in “unallocated amounts” for both periods and grew mainly due to personnel additions in 2006 and 2007 to support increased long-term product development activities.

Interest Income and Interest Expense
Interest income was $0.7 million for the three months ended September 30, 2007 compared to $0.8 million for the same period of the prior year. The decrease in interest income was primarily due to lower invested cash balances, partly offset by higher effective interest rates.
Interest expense was $1.2 million for the three months ended September 30, 2007 compared to $0.2 million for the same period of the prior year. The increase in interest expense was primarily due to interest expense incurred on borrowings under a revolving credit facility.
Provision for Income Taxes
Our effective income tax rates were 27.5% and 28.9% for the three months ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate compared to the same period of 2006 was due primarily to federal tax incentives recognized during the three months ended September 30, 2007 that were not available for the three months ended September 30, 2006, a reduction in international deferred tax liabilities as the result of anticipated lower international income tax rates, the recognition of certain state tax benefits resulting from the completion of an audit, and tax benefits recognized as a result of international tax savings initiatives. These effective tax rate reductions were partly offset by the release of accrued taxes resulting from the expiration of various statutes of limitations in 2006.
In the next twelve months, we do not anticipate recognizing significant income tax benefits that have not been recognized as of September 30, 2007 in accordance with FIN 48.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Revenue
Total Company. Revenue increased $130.7 million, or 24%, to $677.6 million for the nine months ended September 30, 2007 from $546.9 million for the same period of the prior year. Incremental sales from businesses and from customer-related and other intangible assets acquired subsequent to January 1, 2006 contributed 8% to revenue growth. These acquisitions consisted primarily of veterinary reference laboratories and customer-related assets in Canada, the United States, and South Africa; intellectual property and distribution rights of a veterinary diagnostics business; a production animal diagnostic products business in France; and the Critical Care Division of Osmetech plc. The favorable impact of currency exchange rates contributed 3% to revenue growth. The following table presents revenue by operating segment:

For the Nine Months Ended September 30,
							Percentage
						Percentage	Change Net of
					Percentage	Change from	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Acquisitions	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	(2)	Effect

CAG	$554,939	$449,324	$105,615	23.5%	2.2%	6.3%	15.0%
Water	48,941	43,732	5,209	11.9%	3.0%	—	8.9%
PAS	52,871	42,310	10,561	25.0%	6.4%	10.4%	8.2%
Other	20,835	11,542	9,293	80.5%	2.7%	77.7%	0.1%

Total	$677,586	$546,908	$130,678	23.9%	2.6%	7.6%	13.7%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the nine months ended September 30, 2006 to the nine months ended September 30, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 from businesses acquired subsequent to January 1, 2006.

Companion Animal Group. Revenue for CAG increased $105.6 million, or 24%, to $554.9 million for the nine months ended September 30, 2007 from $449.3 million for the same period of the prior year. Incremental sales from businesses acquired subsequent to January 1, 2006, consisting primarily of veterinary reference laboratory businesses and customer-related assets and intellectual property and distribution rights of a veterinary diagnostics business, contributed 6% to CAG revenue growth. The favorable impact of currency exchange rates contributed 2% to the increase in CAG revenue. The following table presents revenue by product and service category for CAG:

For the Nine Months Ended September 30,
							Percentage
						Percentage	Change Net of
					Percentage	Change from	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Acquisitions	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	(2)	Effect

Instruments and consumables	$209,889	$177,326	$32,563	18.4%	2.8%	—	15.6%
Rapid assay products	101,464	88,812	12,652	14.2%	0.5%	1.9%	11.8%
Laboratory and consulting services	191,350	139,287	52,063	37.4%	3.1%	19.1%	15.2%
Practice information management systems and digital radiography	36,419	30,764	5,655	18.4%	0.8%	—	17.6%
Pharmaceutical products	15,817	13,135	2,682	20.4%	—	—	20.4%

Net CAG revenue	$554,939	$449,324	$105,615	23.5%	2.2%	6.3%	15.0%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the nine months ended September 30, 2006 to the nine months ended September 30, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 from businesses acquired subsequent to January 1, 2006.
The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from businesses and from customer-related and other intangible assets acquired subsequent to January 1, 2006.
The increase in sales of instruments and consumables was due mainly to higher unit sales volume. Higher consumables sales volumes were attributable primarily to higher worldwide practice-level sales of slides and, to a lesser extent, to increased practice-level sales of tubes used with our hematology analyzers, with all consumables categories benefiting from the continued growth of our installed base of instruments. Sales volumes of consumables also benefited from temporary additional diagnostic testing volume related to the recall of certain pet foods in mid-March 2007 in the U.S. and Canada. We believe that the recall resulted in a higher than usual number of pet visits to veterinary clinics in North America in the first and second quarters of 2007. Higher instrument sales volume resulted mainly from sales of our LaserCyte® Hematology Analyzer and, to a lesser extent, our IDEXX VetLab® Station, an in-clinic laboratory information management system. The impact from changes in distributors’ inventory levels reduced reported instruments and consumables revenue growth by 1%.
The increase in practice-level sales of rapid assay products was due primarily to higher average unit sales prices and, to a lesser extent, higher sales volumes of canine test products. Higher average unit sales prices were due, in part, to higher relative sales of canine combination test products, such as the SNAP®4Dx®, which was launched in the U.S. in September 2006, and less promotional discounting in connection with our SNAP up the Savings™ customer program. The impact from changes in distributors’ inventory levels reduced reported rapid assay revenue growth by 5%.
The increase in sales of laboratory and consulting services resulted primarily from higher testing volume and, to a lesser extent, the impact of price increases. Higher testing volume was attributable to both new customers and to increased testing volume from existing customers, and benefited from temporary additional diagnostic testing volume resulting from the March 2007 pet food recall, as discussed above, and from new test offerings.

The increase in sales of practice information management systems and digital radiography resulted primarily from an increase in the number of radiography systems sold, including sales of the IDEXX-DR™ 1417 Digital Radiography System, which became commercially available during the third quarter of 2006; higher sales of Cornerstone® practice information management systems and services; the favorable impact of implementing tiered support service level offerings with differentiated pricing for our practice information management systems; and increased service revenue in support of the growing installed base of digital radiography systems. These increases were partly offset by lower average unit sales prices for radiography systems due to greater price competition.
The increase in sales of pharmaceutical products resulted primarily from higher sales volume and price increases, in each case related largely to PZI VET®, our insulin product for the treatment of diabetic cats.
Water. Revenue for Water increased $5.2 million, or 12%, to $48.9 million for the nine months ended September 30, 2007 from $43.7 million for the same period of the prior year. The increase resulted primarily from higher worldwide sales volume, partly offset by lower average unit sales prices attributable to both higher relative sales in geographies where products are sold at lower unit prices and greater price competition in certain geographies. The favorable impact of currency exchange rates contributed 3% to the increase in Water revenue.
Production Animal Segment. Revenue for PAS increased $10.6 million, or 25%, to $52.9 million for the nine months ended September 30, 2007 from $42.3 million for the same period of the prior year. The increase resulted primarily from higher livestock diagnostics sales volume, including sales attributable to Institut Pourquier, a manufacturer of production animal diagnostic products in France that we acquired in March 2007. Sales of Pourquier products contributed 10% to PAS revenue growth. The favorable impact of higher sales volume was partly offset by lower average unit sales prices for TSE testing products due to greater price competition. The favorable impact of currency exchange rates contributed 6% to the increase in PAS revenue.
Other. Revenue for Other operating units increased $9.3 million, or 81%, to $20.8 million for the nine months ended September 30, 2007 from $11.5 million for the same period of the prior year due primarily to incremental revenue attributable to OPTI Medical, which was acquired in January 2007.
Gross Profit
Total Company. Gross profit increased $58.0 million, or 21%, to $341.3 million for the nine months ended September 30, 2007 from $283.3 million for the same period of the prior year. As a percentage of total revenue, gross profit decreased to 50% from 52%.
During the second quarter, we recognized a write-down of pharmaceutical raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator® paste, our nitazoxanide product for the treatment of equine protozoal myeloencephalitis, which resulted in an unfavorable impact of 1.5% of total company revenue for the nine months ended September 30, 2007. These write-downs are included in cost of product revenue in the condensed consolidated statement of operations. We wrote down these assets because the third-party contract manufacturer of finished goods notified us that it will discontinue manufacturing the product in 2009. Additionally, product sales have been lower than projected. We believe that we will not be able to enter into a replacement manufacturing arrangement on economically feasible terms and that we will not be able to obtain the product after termination of the existing manufacturing arrangement because the estimated production volume is low. Accordingly, we evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. Additionally, because of lower sales volume estimates and the reduced product life, we determined that we will not realize our related investment in prepaid royalties and, therefore, fully expensed this asset.
Share-based compensation expense of $0.5 million was included in cost of revenue for the nine months ended September 30, 2007, compared to $0.6 million for the same period of the prior year. Beginning in 2007, we allocate share-based compensation expense to the operating segments, as discussed above. The total company share-based compensation expense was categorized as “unallocated amounts” for the nine months ended September 30, 2006.

The following table presents gross profit and gross profit percentage by operating segment:

For the Nine Months Ended September 30,
		Percent of		Percent of	Dollar	Percentage
Gross Profit(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$269,328	48.5%	$223,475	49.7%	$45,853	20.5%
Water	30,960	63.3%	28,853	66.0%	2,107	7.3%
PAS	32,677	61.8%	27,634	65.3%	5,043	18.2%
Other	7,926	38.0%	4,519	39.2%	3,407	75.4%
Unallocated amounts	387	N/A	(1,221)	N/A	1,608	131.7%

Total Company	$341,278	50.4%	$283,260	51.8%	$58,018	20.5%

Companion Animal Group. Gross profit for CAG increased $45.9 million, or 21%, to $269.3 million for the nine months ended September 30, 2007 from $223.5 million for the same period of the prior year due to increased sales volume across the CAG product lines, partly offset by a decrease in the gross profit percentage to 49% from 50% for the same period of the prior year. The write-down of pharmaceutical inventory and the related prepaid royalty impairment charge, discussed above, resulted in an unfavorable impact of 1.9% of CAG revenue. Greater relative sales of lower margin products and services, such as laboratory and consulting services, also contributed to the decrease in the gross profit percentage. These decreases were partly offset by higher average unit sales prices and a lower cost of slides that are sold for use in VetTest® chemistry analyzers.
Water. Gross profit for Water increased $2.1 million, or 7%, to $31.0 million for the nine months ended September 30, 2007 from $28.9 million for the same period of the prior year due to higher sales volume, partly offset by a decrease in the gross profit percentage to 63% from 66%. The decrease in the gross profit percentage was mainly due to higher manufacturing costs and lower average unit sales prices.
Production Animal Segment. Gross profit for PAS increased $5.0 million, or 18%, to $32.7 million for the nine months ended September 30, 2007 from $27.6 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 62% from 65%. The gross profit percentage was unfavorably impacted by lower average unit sales prices; net higher production costs; a relatively lower gross profit rate realized on sales by Pourquier; and the effect of purchase accounting for inventory acquired in connection with the Pourquier business acquisition, partly offset by greater relative sales of higher margin products, exclusive of the impact of the Pourquier business. The gross profit percentage earned on sales by Pourquier, excluding the impact of purchase accounting, was lower than our historical PAS gross profit rate due to greater price competition in the primary markets served by Pourquier. Additionally, purchase accounting for inventory had an unfavorable impact of 1.1% of PAS revenue because finished goods inventory acquired in connection with a business acquisition is assigned a fair value that exceeds replacement cost, which results in a low gross margin on the sale of those finished goods by the acquirer.
Other. Gross profit for Other operating units increased $3.4 million, or 75%, to $7.9 million for the nine months ended September 30, 2007 from $4.5 million for the same period of the prior year due primarily to incremental revenue attributable to OPTI Medical, partly offset by a decrease in the gross profit percentage to 38% from 39%. The decrease in the gross profit percentage was also primarily attributable to the impact of OPTI Medical, which was acquired in January 2007, including the unfavorable impact of purchase accounting for inventory, as discussed in the preceding paragraph. Lower average unit sales prices for Dairy products also contributed to the decrease in gross profit percentage. These decreases were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.
Operating Expenses and Operating Income
Total Company. Total operating expenses increased $57.0 million, or 31%, to $241.8 million for the nine months ended September 30, 2007 from $184.8 million for the same period of the prior year. As a percentage of revenue, operating expenses increased to 36% from 34%.
Share-based compensation expense of $5.9 million was included in operating expenses for the nine months ended September 30, 2007, compared to $7.4 million for the same period of the prior year. Beginning in 2007, we allocate share-based compensation expense to the operating segments, as discussed above. The total company share-based compensation expense was categorized as “unallocated amounts” for the nine months ended September 30, 2006.

Operating income increased $1.0 million, or 1%, to $99.4 million for the nine months ended September 30, 2007 from $98.5 million for the same period of the prior year. As a percentage of revenue, operating income decreased to 15% from 18%.
The following tables present operating expenses and operating income by operating segment:

For the Nine Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$194,035	35.0%	$144,934	32.2%	$49,101	33.9%
Water	10,950	22.4%	9,371	21.4%	1,579	16.9%
PAS	22,391	42.4%	16,355	38.7%	6,036	36.9%
Other	8,413	40.4%	3,233	28.0%	5,180	160.2%
Unallocated amounts	6,048	N/A	10,904	N/A	(4,856)	(44.5%)

Total Company	$241,837	35.7%	$184,797	33.8%	$57,040	30.9%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$75,293	13.6%	$78,541	17.5%	$(3,248)	(4.1%)
Water	20,010	40.9%	19,482	44.5%	528	2.7%
PAS	10,286	19.5%	11,279	26.7%	(993)	(8.8%)
Other	(487)	(2.3%)	1,286	11.1%	(1,773)	(137.9%)
Unallocated amounts	(5,661)	N/A	(12,125)	N/A	6,464	53.3%

Total Company	$99,441	14.7%	$98,463	18.0%	$978	1.0%

Companion Animal Group. Operating expenses for CAG increased $49.1 million, or 34%, to $194.0 million for the nine months ended September 30, 2007 from $144.9 million for the same period of the prior year and, as a percentage of revenue, increased to 35% from 32%. Share-based compensation expense of $4.5 million, or 1% of revenue, was included in CAG operating expenses for the nine months ended September 30, 2007. The following table presents CAG operating expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

Sales and marketing	$93,874	16.9%	$71,856	16.0%	$22,018	30.6%
General and administrative	65,310	11.8%	44,501	9.9%	20,809	46.8%
Research and development	34,851	6.3%	28,577	6.4%	6,274	22.0%

Total operating expenses	$194,035	35.0%	$144,934	32.2%	$49,101	33.9%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded worldwide sales, marketing and customer service headcount and higher sales commissions as a result of revenue performance. To a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses, the inclusion of share-based compensation expense, and incremental expenses associated with businesses acquired subsequent to January 1, 2006 also contributed to the increase in sales and marketing expense.
The increase in general and administrative expense resulted largely from higher personnel-related costs due, in part, to expanded headcount and from higher spending on information technology, facilities, and other general support functions. To a lesser extent, the inclusion of share-based compensation expense; incremental expenses associated with businesses acquired subsequent to January 1, 2006, comprised mainly of administrative expenses of a recurring nature to support the acquired businesses and amortization expense for intangible assets acquired; and the unfavorable impact of exchange rates on foreign currency denominated expenses also contributed to the increase in general and administrative expense.

The increase in research and development expense resulted from increased product development spending related primarily to IDEXX VetLab® instrumentation and, to a lesser extent, to product development activities in all other CAG product and service categories, and to the inclusion of share-based compensation expense.
Water. Operating expenses for Water increased $1.6 million, or 17%, to $11.0 million for the nine months ended September 30, 2007 from $9.4 million for the same period of the prior year and, as a percentage of revenue, increased to 22% from 21%. Share-based compensation expense of $0.3 million, or 1% of revenue, was included in Water operating expenses for the nine months ended September 30, 2007. The following table presents Water operating expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

Sales and marketing	$4,986	10.2%	$4,011	9.2%	$975	24.3%
General and administrative	4,097	8.4%	3,837	8.8%	260	6.8%
Research and development	1,867	3.8%	1,523	3.5%	344	22.6%

Total operating expenses	$10,950	22.4%	$9,371	21.4%	$1,579	16.9%

The increase in sales and marketing expense resulted largely from higher personnel-related costs due, in part, to expanded headcount. The increase in general and administrative expense resulted primarily from higher spending on information technology, facilities, and other general support functions and the inclusion of share-based compensation expense, partly offset by the favorable comparison due to costs incurred during the third quarter of 2006 to consolidate our office and production facilities based in the United Kingdom into a single facility and other net cost reductions. The increase in research and development expense resulted primarily from higher costs associated with coliform and E. coli water test product development.
Production Animal Segment. Operating expenses for PAS increased $6.0 million, or 37%, to $22.4 million for the nine months ended September 30, 2007 from $16.4 million for the same period of the prior year and, as a percentage of revenue, increased to 42% from 39%. Share-based compensation expense of $0.6 million, or 1% of revenue, was included in PAS operating expenses for the nine months ended September 30, 2007. The following table presents PAS operating expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

Sales and marketing	$8,218	15.5%	$6,293	14.9%	$1,925	30.6%
General and administrative	8,522	16.1%	6,446	15.2%	2,076	32.2%
Research and development	5,651	10.7%	3,616	8.6%	2,035	56.3%

Total operating expenses	$22,391	42.4%	$16,355	38.7%	$6,036	36.9%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, incremental activities associated with the Pourquier business, and, to a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses. The increase in general and administrative expense resulted primarily from incremental expenses associated with the Pourquier business, comprised mainly of administrative expenses of a recurring nature to support the acquired business and amortization expense for intangible assets, and higher spending on information technology, facilities, and other general support functions. To a lesser extent, the inclusion of share-based compensation expense and the unfavorable impact of exchange rates on foreign currency denominated expenses also contributed to the increase in general and administrative expense. These increases were partly offset by a favorable comparison due to the write-off, in the second quarter of 2006, of certain fixed assets located in our facility in China. The increase in research and development expense resulted primarily from higher development activities and associated higher personnel-related costs, including incremental development activities attributable to the Pourquier business acquired in March 2007, and, to a lesser extent, the inclusion of share-based compensation expense.

Other. Operating expenses for Other operating units increased $5.2 million to $8.4 million for the nine months ended September 30, 2007 from $3.2 million for the same period of the prior year due primarily to incremental expenses attributable to OPTI Medical, which was acquired in January 2007. These costs are composed of operating expenses of a recurring nature to support the OPTI Medical business and amortization expense for intangible assets acquired.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $4.9 million to $6.0 million for the nine months ended September 30, 2007 from $10.9 million for the same period of the prior year. As described above, share-based compensation expense was not allocated to our operating segments in 2006. Therefore, total company share-based compensation expense included in operating expenses for the nine months ended September 30, 2006 of $7.4 million was categorized as “unallocated amounts.” Beginning in 2007, we allocate a portion of share-based compensation expense to the operating segments. The unallocated share-based compensation expense for the nine months ended September 30, 2007 was $0.3 million.
Interest Income and Interest Expense
Interest income was $2.0 million for the nine months ended September 30, 2007 compared to $2.3 million for the same period of the prior year. The decrease in interest income was primarily due to lower invested cash balances, partly offset by higher effective interest rates.
Interest expense was $3.3 million for the nine months ended September 30, 2007 compared to $0.3 million for the same period of the prior year. The increase in interest expense was primarily due to interest expense incurred on borrowings under a revolving credit facility.
Provision for Income Taxes
Our effective income tax rates were 30.2% and 31.4% for the nine months ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate compared to the same period of 2006 was due primarily to federal tax incentives recognized during the nine months ended September 30, 2007 that were not available for the nine months ended September 30, 2006, a reduction in international deferred tax liabilities as the result of anticipated lower international income tax rates, the recognition of certain state tax benefits resulting from the completion of an audit, and tax benefits recognized as a result of international tax savings initiatives. These effective tax rate reductions were partly offset by the release of accrued taxes resulting from the expiration of various statutes of limitations in 2006.
▪ Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2(p) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
▪ Liquidity and Capital Resources
Liquidity
We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our credit facilities. At September 30, 2007 and December 31, 2006, we had $58.5 million and $96.7 million, respectively, of cash and cash equivalents and short-term investments, and working capital of $84.6 million and $177.5 million, respectively. Additionally, at September 30, 2007, we had borrowing availability under our revolving credit facility of $47.8 million. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our credit facilities will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs. We further believe that we could obtain additional borrowings at customary interest rates to fund our growth objectives. The extent and timing of acquisitions-related spending and repurchases of our common stock could cause variations in our liquidity and leverage levels.
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

The following table presents additional key information concerning working capital:

	September 30,	December 31,
	2007	2006

Days sales outstanding	42	38
Inventory turns	2.1	1.9
Sources and Uses of Cash
Cash generated by operating activities was $95.2 million for the nine months ended September 30, 2007, compared to $71.4 million for the same period in 2006. The total of net income and net non-cash charges was $99.4 million for the nine months ended September 30, 2007, compared to $86.5 million for the same period in 2006.
We have historically experienced proportionally lower or net negative cash flows from operating activities during the first quarter and net positive cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:
•	We have agreements with certain suppliers that require us to make minimum annual inventory purchases, in some cases in order to retain exclusive distribution rights, and we have other agreements with suppliers that provide for lower pricing based on annual purchase volumes. We may place a higher volume of purchase orders for inventory during the fourth quarter in order to meet our minimum commitments or realize volume pricing discounts and we receive that inventory in the fourth or first quarters and pay in the first quarter. The specific facts and circumstances that we consider in determining the timing and level of inventory purchases throughout the year related to these agreements may yield inconsistent cash flows from operations, most typically in the first and fourth quarters.
•	We have management and non-management employee incentive programs that provide for the payment of annual bonuses in the first quarter following the year for which the bonuses were earned.
•	In the U.S., final income tax payments for each fiscal year are due on March 15th of the following year, along with our first quarter payment for the next fiscal year. Our method of depositing estimated taxes delays a portion of the payment relating to the preceding year until this final payment date and, as a result, tax payments are higher in the first quarter of each year.
During the nine months ended September 30, 2007, cash decreased by $4.2 million due to changes in operating assets and liabilities, compared to a decrease in the same period of 2006 of $15.1 million, resulting in a year-to-year change of $10.9 million. The decrease in cash used by changes in operating assets and liabilities, compared to 2006, was primarily attributable to $20.4 million less cash used by changes in inventory, partly offset by a reduction of $1.5 million of cash provided by increases in accounts payable and accrued expenses and an increase of $7.8 million of cash used to fund increases in accounts receivable. The incremental cash generated by inventory compared to the same period of 2006 was due, in part, to the receipt in the first quarter of 2006 of VetTest® slide inventory receipts from our supplier that were deferred from the fourth quarter of 2005, which resulted in an unusually large increase in VetTest® slide inventory during the nine months ended September 30, 2006. Additionally, during the first three quarters of 2007, certain inventory levels that grew during the later part of 2006 subsequently decreased due to consumption and sales. These inventory levels had increased during the second half of 2006 in preparation for a supplier’s production facility transition and to ensure adequate supply of certain instrument components and accessories that were being discontinued by the manufacturers. The decrease in cash provided by accounts payable and accrued expenses was due, in part, to the comparatively smaller incremental investment in inventory during the nine months ended September 30, 2007 compared to the same period in 2006, as discussed above; relatively higher taxes paid during the period; and the generation of less income taxes payable as a result of lower taxable income in the nine months ended September 30, 2007 compared to the same period of 2006. The increase in cash used to fund increases in accounts receivable was due to higher sales during the nine months ended September 30, 2007.

Cash used by investing activities was $95.2 million for the nine months ended September 30, 2007, compared to cash used of $21.7 million for the same period of 2006. The increase in cash used by investing activities for 2007, compared to 2006, was largely due to $78.4 million of incremental cash used for business acquisitions, which are described below, and incremental purchases of property and equipment of $20.2 million. These incremental decreases in cash were partly offset by higher net proceeds from investments in 2007 of $13.0 million and lower expenditures on land and buildings of $11.5 million, primarily due to the 2006 purchase of our Westbrook, Maine facility.
We paid $86.1 million and assumed liabilities of $18.0 million, including $8.1 million of deferred tax liabilities associated with purchase accounting, to acquire businesses and certain intangible assets that did not comprise businesses during the nine months ended September 30, 2007. We also paid purchase price payments of $1.6 million related to businesses acquired in prior years. In January 2007, we acquired substantially all of the assets and assumed certain liabilities of the Critical Care Division of Osmetech plc. The acquired business is based in the United States and develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical and veterinary diagnostics markets. In March 2007, we acquired all of the equity of Vita-Tech Canada Inc. and Institut Pourquier SAS in separate transactions. Vita-Tech is the largest provider of reference laboratory testing services to veterinarians in Canada and has operations in Toronto and Montreal, Canada. Pourquier is based in Montpellier, France and develops, designs, manufactures, and distributes production animal diagnostic products. We also acquired certain assets of other veterinary reference laboratories during the nine months ended September 30, 2007 that did not comprise businesses.
We paid $41.7 million to purchase fixed assets and $0.7 million to acquire rental instruments sold under recourse during the nine months ended September 30, 2007. Our total capital expenditure plan for 2007 is approximately $65 to $70 million, which includes approximately $13 million towards the renovation and expansion of our headquarters facility in Westbrook, Maine.
In January 2007, we entered into an unsecured short-term revolving credit facility with a bank in the principal amount of $125.0 million that would have matured on June 30, 2007. On March 30, 2007, we refinanced this short-term facility by entering into an unsecured revolving credit facility with four multinational banks that matures on March 30, 2012 (the “Credit Facility”). The Credit Facility may be used for general corporate purposes, including repurchases of our common stock and business acquisitions. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At September 30, 2007, we had $77.2 million outstanding under the Credit Facility.
The board of directors has authorized the repurchase of up to 18,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to September 30, 2007, we repurchased 16,415,000 shares. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our employee share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 12 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information about our share repurchases.
Other Commitments, Contingencies and Guarantees
Significant commitments, contingencies and guarantees at September 30, 2007 are consistent with those discussed in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources,” and in Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006, except as described below and in Note 11 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
We have commitments outstanding at September 30, 2007 for additional purchase price payments of up to $3.5 million in connection with acquisitions of businesses and intangible assets during the current and prior periods, of which $0.8 million is contingent on the achievement by certain acquired businesses of specified milestones. We also have agreed to make additional payments of up to $0.8 million to sellers of certain acquired businesses that are conditional upon those sellers providing future services to IDEXX for specified periods of time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 17 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.
Our hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the three and nine months ended September 30, 2007. We enter into currency exchange contracts for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of income. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. At September 30, 2007, we had $3.0 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $1.4 million in taxes.
For quantitative and qualitative disclosures about market risk affecting IDEXX, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2006.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On June 30, 2006, Cyntegra, Inc. filed suit against us in the U.S. District Court for the Central District of California alleging that we had violated U.S. federal antitrust laws and California state unfair trade practices laws. The complaint alleged, among other things, that we were monopolizing the U.S. market for companion animal diagnostic products. On October 26, 2007, the Court granted summary judgment in our favor on all of Cyntegra’s claims and dismissed the suit. In the event that Cyntegra appeals the decision of the Court, we will continue to defend ourselves vigorously, as we believe Cyntegra’s claims are without merit.
Item 1A. Risk Factors
Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.
We May Be Unsuccessful in Maintaining Our Growth Rate
Our ability to maintain our growth rate depends on our successful implementation of various strategies, including:
•	Developing, manufacturing and marketing innovative new products with new features, functions and capabilities, including in-house laboratory analyzers such as Catalyst Dx™ and SNAPshot Dx™, rapid assay and other specialized diagnostic tests and services, water testing products, production animal diagnostic products, and companion animal veterinary pharmaceuticals, as well as improving and enhancing existing products;
•	Developing and implementing new technology and licensing strategies; and identifying, completing and integrating acquisitions that enhance our existing businesses or create new business areas for us;
•	Increasing the value to our customers of our companion animal products and services by enhancing the integration of these products, including the interoperability among the IDEXX VetLab® instrument suite, Cornerstone® practice information management system, IDEXX VetLab® Station, IDEXX-PACS™ software and IDEXX Reference Laboratories;
•	Expanding our market by expanding the installed base of our instrumentation through customer acquisition and retention and increasing use of our products by our customers; and
•	Strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.
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

Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability
We currently purchase many products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily or easily replaced by alternative sources. These products include our VetAutoread™ hematology, VetLyte® electrolyte and IDEXX VetLab® UA™ (urinalysis) analyzers and related consumables and accessories; the consumables associated with our VetTest® chemistry analyzers; image capture plates used in our digital radiography system; active ingredients for pharmaceutical products; and certain components of our SNAP® rapid assay devices, water testing products and LaserCyte® hematology analyzers. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions, or delays or discontinuations in product shipments, which could have a material adverse effect on our results of operations.
Our Biologic Products Are Complex and Difficult to Manufacture, Which Could Negatively Affect Our Ability to Supply the Market
Many of our rapid assay and production animal diagnostic products are biologics, which are products that are comprised of materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex. Unlike products that rely on chemicals for efficacy (such as most pharmaceuticals), biologics are difficult to characterize due to the inherent variability of biological input materials. Difficulty in characterizing biological materials or their interactions creates greater risk in the manufacturing process. There can be no assurance that we will be able to maintain adequate sources of biological materials or that biological materials that we maintain in inventory will yield finished products that satisfy applicable product release criteria. Our inability to obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could result in our inability to supply the market with these products, which could have a material adverse effect on our results of operations.
We May be Required to Discontinue Sales of One of Our Veterinary Pharmaceutical Products
For the nine months ended September 30, 2007, 2% of CAG revenue was attributable to sales of our highest-selling pharmaceutical product. This product is sold under the FDA’s regulatory discretion and we believe that the FDA would require us to discontinue sales of the product within a short period if and when the FDA approves another product to treat the same condition, whether such new product was our product or that of another commercial supplier. In addition, we have a finite inventory of the raw materials used in the manufacture of this product, and these raw materials are no longer commercially available. We believe that our remaining inventory of raw materials will be adequate to satisfy existing market demand until late 2008 or early 2009. We have, in advanced development and clinical trials, a new product for the same application based on different raw materials and we intend to seek FDA approval of this product. FDA approval of this new product would mitigate the commercial risk that we would be required to stop selling our current product due either to FDA approval of another manufacturer’s product or to the full depletion of our inventory of raw materials. While we hope to smoothly transition to our new product, we cannot predict when or if the FDA will approve our new product or any product that treats the same condition from another manufacturer. Further, there can be no assurances that the new product would achieve the same revenue and profitability as our existing product.
Our Minimum Purchase Obligations Under Certain Agreements Could Reduce Our Profitability
We purchase the slides sold for use in our VetTest® chemistry analyzers under an agreement with Ortho-Clinical Diagnostics, Inc. that, as of September 30, 2007, required us to purchase a minimum of $35.4 million of slides through 2010. We also have minimum purchase commitments under the terms of certain other supply agreements that commit us to future payments. If demand for any of the products purchased under these agreements is insufficient to support our minimum purchase obligations for those products, we could incur losses related to those obligations. In addition, because we purchase the products at predetermined prices, our profits on sales of these products could decline if we are unable to maintain current pricing levels for such products.
Our Success Is Heavily Dependent Upon Our Proprietary Technologies
We rely on a combination of patent, trade secret, trademark and copyright laws to protect our proprietary rights. If we do not have adequate protection of our proprietary rights, our business may be affected by competitors who develop substantially equivalent technologies that compete with us.

We cannot ensure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial, and could have a material adverse effect on our results of operations. In addition, expiration of patent rights could result in substantial new competition in the markets for products previously covered by those patent rights. In this regard, we expect that revenues and profits associated with sales of our SNAP® FIV/FeLV tests are likely to decline following the expiration in July 2009 of a U.S. patent that we exclusively license that broadly covers products that diagnose feline immunodeficiency virus.
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
On December 29, 2006, the Drinking Water Inspectorate in the U.K. published a proposal to discontinue the regulation that requires testing water supplies for Cryptosporidia. Subsequently, regulatory changes were approved and will become effective January 1, 2009. Beginning in 2009, we believe that we will lose a substantial portion of our sales of Filta-Max® products in England and Wales, which were $2.9 million in the year ended December 31, 2006.

Consolidation of Veterinary Hospitals in the U.S. Could Negatively Affect Our Business
An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners include VCA/Antech, Inc. and Banfield, The Pet Hospital, both of which are currently customers of IDEXX. Corporate owners of veterinary hospitals could attempt to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results. In addition, VCA/Antech is our primary competitor in the U.S. market for reference laboratory services, and hospitals acquired by VCA/Antech will use its laboratory services almost exclusively. Therefore, hospitals acquired by VCA/Antech generally will cease to be customers or potential customers of our reference laboratories business and may also discontinue purchases of other IDEXX products and services.
Our Inexperience in the Human Point-of-Care Market Could Inhibit Our Success in this Market
Upon acquiring the Critical Care Division of Osmetech plc in January 2007, we entered the human point-of-care medical diagnostics market for the first time with the sale of the OPTI® line of electrolyte and blood gas analyzers. The human point-of-care medical diagnostics market differs in many respects from the veterinary medical market. Significant differences include the impact of third party reimbursement on diagnostic testing, more extensive regulation, greater product liability risks, larger competitors, a more segmented customer base, and more rapid technological innovation. Our inexperience in the human point-of-care medical diagnostics market could negatively affect our ability to successfully manage the risks and features of this market that differ from the veterinary medical market. There can be no assurance that we will be successful in achieving growth and profitability in the human point-of-care medical diagnostics market comparable to the results we have achieved in the veterinary medical market.
Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results
For the nine months ended September 30, 2007, 39% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2007, we repurchased common shares as described below:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

July 1, 2007 to July 31, 2007	25,927	$94.72	25,927	1,629,221
August 1, 2007 to August 31, 2007	44,071	106.01	44,071	1,585,150
September 1, 2007 to September 30, 2007	203	111.79	—	1,585,150

Total	70,201	$101.85	69,998

Our board of directors has approved the repurchase of up to 18,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, and February 14, 2007, and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended September 30, 2007, and no repurchase plans expired during the period. Repurchases of 69,998 shares were made during the three months ended September 30, 2007 in open market transactions.
During the three months ended September 30, 2007, we received 203 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d).

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

IDEXX LABORATORIES, INC.

/s/ Merilee Raines

October 31, 2007	Merilee Raines
Corporate Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.