Form 10-K
period 2007-12-31
IDEXX LABORATORIES INC /DE
filed 2008-02-27
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                           to                                          .
COMMISSION FILE NUMBER: 0-19271
IDEXX LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	01-0393723
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

ONE IDEXX DRIVE, WESTBROOK, MAINE	04092
(Address of principal executive offices)	(ZIP Code)
Registrant’s telephone number, including area code: 207-556-0300
          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑
No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing sale price on June 29, 2007 of the registrant’s Common Stock as reported by the NASDAQ Global Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,868,735,251. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.
The number of shares outstanding of the registrant’s Common Stock was 60,954,305 on February 15, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Part III—Specifically identified portions of the Company’s definitive proxy statement to be filed in connection with the Company’s 2008 Annual Meeting to be held on May 7, 2008, are incorporated herein by reference.

IDEXX LABORATORIES, INC.
Annual Report on Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to future revenue growth rates, demand for our products, realizability of assets, warranty expense, share-based compensation expense, and competition. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this annul report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.
PART I
ITEM 1. BUSINESS
We develop, manufacture and distribute products and provide services primarily for the veterinary and the food and water testing markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our primary products and services are:
•	Point-of-care veterinary diagnostic products, comprising rapid assays and instruments and consumables;

•	Laboratory and consulting services used by veterinarians;

•	Information products and services and digital radiography systems used by veterinarians;

•	Veterinary pharmaceutical products;

•	Diagnostic and health-monitoring products for production animals;

•	Products that test water for certain microbiological contaminants;

•	Products that test milk for antibiotic residues; and

•	Point-of-care electrolytes and blood gas analyzers used in the human medical diagnostics market.
We are a Delaware corporation and were incorporated in 1983. Our principal executive offices are located at One IDEXX Drive, Westbrook, Maine 04092, our telephone number is 207-556-0300, and our Internet address is www.idexx.com. References herein to “we,” “us;” the “Company,” or “IDEXX” include our wholly-owned subsidiaries unless the context otherwise requires. References to our Web site are inactive textual references only and the content of our Web site should not be deemed incorporated by reference into this Form 10-K for any purpose.
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

RECENT DEVELOPMENTS
On October 25, 2007, our board of directors approved a two-for-one split of the outstanding shares of our common stock, to be effected in the form of a 100% stock dividend. Each holder of common stock of record as of November 5, 2007 received one additional share of common stock. The additional shares of common stock were distributed on November 26, 2007. All share and per share data (except par value) in this Form 10-K have been adjusted to reflect the effect of the stock split for all periods presented.
PRODUCTS AND SERVICES
During 2007, we operated primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. Financial information about the Dairy and OPTI Medical operating segments are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. We added the OPTI Medical operating segment in connection with our acquisition of substantially all of the assets and assumption of certain liabilities of the Critical Care Division of Osmetech plc in January 2007. See Note 17 to the consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K for financial information about our segments, including geographic information, and about our product and service categories.
COMPANION ANIMAL GROUP
Instruments and Consumables
We currently market an integrated and highly flexible suite of in-house laboratory analyzers for use in veterinary practices that we refer to as the IDEXX VetLab® suite of analyzers. The IDEXX VetLab® Suite includes several instrument systems, as well as associated proprietary consumable products that are described below:
Blood and Urine Chemistry. Our VetTest® Chemistry Analyzer is used to measure levels of certain enzymes and other substances in blood or urine in order to assist the veterinarian in diagnosing physiologic conditions. Twenty-six separate tests can be performed on the VetTest® Chemistry Analyzer and additional parameters can be calculated. Blood tests commonly run include glucose, alkaline phosphatase, ALT (alanine aminotransferase), creatinine, blood urea nitrogen (“BUN”) and total protein. The VetTest® Chemistry Analyzer also runs tests for urine protein/urine creatinine ratio, which assists in the detection of early renal disease. Tests are sold individually and in prepackaged panels, such as the Preanesthetic Panel, the General Health Profile, the Equine Health Panel, the Non-Steroidal Anti-Inflammatory Drug (“NSAID”) Monitoring Panel, the Avian Health Profile, the Quality Control Panel and the Diagnostic Health Profile.
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
We purchase all of the reagents used in the VetTest® Chemistry Analyzer (“dry chemistry slides” or “VetTest® slides”) from Ortho-Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson & Johnson. See the section below within Item I, “Production and Supply.” In October 2003, we entered into an agreement with Ortho under which we are developing a next-generation chemistry analyzer for the veterinary market, named Catalyst Dx™, which is based primarily on Ortho’s dry-slide technology. Ortho will provide slide consumables used in both the VetTest® Chemistry Analyzer and the new analyzer, Catalyst Dx™, through 2025. Catalyst Dx™ will provide significantly improved throughput, ease of use and menu, including the ability to run electrolytes. We expect Catalyst Dx™ to be commercially available in early 2008 and we will be manufacturing this instrument. We also expect to be selling and supporting VetTest® for the foreseeable future.

Chemistry reagent sales for use in our installed base of chemistry analyzers provide the majority of consumables volumes and revenues generated from our installed base of IDEXX VetLab® equipment.
Hematology. We sell two hematology analyzers: the LaserCyte® Hematology Analyzer, which uses laser-flow cytometry technology to analyze components of blood, including red blood cells, white blood cells, and platelets; and the VetAutoread™ Hematology Analyzer.
Quantitative Immunoassay Testing. The IDEXX SNAP® Reader allows the veterinarian to obtain quantitative measurements of total thyroxine (“T4”), cortisol and bile acids, which assist in the evaluation of thyroid, adrenal and liver function.
We have under development and plan to launch a new quantitative immunoassay platform called SNAPshot Dx™ in early 2008. This product will replace the IDEXX SNAP® Reader. SNAPshot Dx™ is designed to significantly improve ease of use, throughput and menu. We will manufacture this instrument and its consumables internally.
Blood Coagulation. In late 2007 we introduced the Coag Dx™ Analyzer, which permits the detection and diagnosis of blood clotting disorders.
Urinalysis. Our IDEXX VetLab® UA™ Urinalysis Analyzer provides rapid, semi-quantitative urinalysis and is validated specifically for veterinary use.
IDEXX VetLab® Station. We sell IDEXX VetLab® Station (“IVLS”) as an integral component of the LaserCyte system (and Catalyst Dx™ following launch) and also as a standalone hardware platform. In both cases, IVLS physically connects and integrates all the IDEXX VetLab® equipment and provides a laboratory information management system capability. IVLS includes a user interface to run the individual equipment; generates one integrated patient report; stores, retrieves and analyzes historical patient diagnostics data, including SNAP® test results; and connects to practice information management systems, including IDEXX Cornerstone® and Better Choice® systems, as well as a wide variety of third-party systems.
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
Our principal single-use tests include canine combination parasite tests called SNAP® 3Dx® , which tests simultaneously for Lyme disease, Ehrlichia canis and heartworm, and SNAP®4Dx®, which additionally tests for Anaplasma phagocytophilum; a canine heartworm-only test; canine tests for parvovirus and pancreatitis; a feline combination test, the SNAP® Combo FIV antibody/FeLV antigen test, which enables veterinarians to test simultaneously for feline immunodeficiency virus (“FIV”) (which is similar to the human AIDS virus) and feline leukemia virus (“FeLV”); a feline test for FeLV only; and canine and feline tests for Giardia, a parasitic disease. Sales of canine parasite tests, including the heartworm only test, are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practice.
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
Practice Information Systems and Digital Radiography
Practice Information Systems and Services. We develop, market and sell practice information systems, including hardware and software that run key functions of veterinary clinics, including patient electronic health records management, scheduling (including boarding and grooming), billing, and inventory management. Our principal system is the Cornerstone® system. We also provide software and hardware support to our practice information system customers, and related supplies and services to veterinary practice information system users in general, and we derive a significant portion of our revenues for this product line from ongoing service contracts.
Digital Radiography Systems and Services. Our digital radiography systems capture radiograph images in digital form, replacing traditional x-ray film. Use of digital radiography systems eliminates the need for the film and processor, hazardous chemicals and darkroom required for the production of film images, and provides for image manipulation and enhancement through contrast management. We market and sell three digital radiography systems, the IDEXX-DR™ 1417 and the IDEXX-CR™ 1417 systems for use in the small animal (e.g., dog and cat) veterinary hospital, and the IDEXX EquiView® DR system for use as a portable unit in ambulatory veterinary practices, such as equine practices. Our digital radiography systems use IDEXX-PACS™ picture archiving and communication system (“PACS”) software for the viewing, manipulation, management, storage and retrieval of the digital images generated by the digital capture plate. The IDEXX-PACS™ software also permits images from our digital radiography systems to be integrated into patients’ medical records in the Cornerstone® system, as well as transferred to other practice information management systems.
Pharmaceutical Products
We develop and commercialize pharmaceuticals for the veterinary market. We currently market and sell four pharmaceutical products: PZI VET®, an insulin product for the treatment of diabetic cats; Acarexx® (0.01% ivermectin) otic suspension for the treatment of ear mites in cats; SURPASS® (1% diclofenac sodium), a topical, nonsteroidal anti-inflammatory drug for equine use; and Navigator® (32% nitazoxanide) Antiprotozoal Oral Paste, a treatment for equine protozoal myeloencephalitis (“EPM”). See “Part I, Item 1A. Risk Factors – We May be Required to Discontinue Sales of One of Our Veterinary Pharmaceutical Products.”
WATER
We offer a range of products used in the detection of various microbiological analytes in water.
Our Colilert®, Colilert®-18 and Colisure® tests simultaneously detect total coliforms and E. coli in water. These organisms are broadly used as indicators of microbial contamination in water. These products utilize indicator-nutrients that produce a change in color or fluorescence when metabolized by target microbes in the sample. Our water tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with regulatory standards, including U.S. Environmental Protection Agency (“EPA”) standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, waste water and water from private wells.
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

Our Filta-Max® product is used in the detection of Cryptosporidium in water. Cryptosporidium is a parasite that can cause potentially fatal gastrointestinal illness if ingested. Testing of water supplies for Cryptosporidium has been mandated by regulation only in the United Kingdom. On December 29, 2006, the Drinking Water Inspectorate in the U.K. published a proposal to discontinue the regulation that requires testing water supplies for Cryptosporidium. Subsequently, regulatory changes were approved and will become effective January 1, 2009. Beginning in 2009, therefore, we believe that we may lose a substantial portion of our sales of Filta-Max® products in England and Wales, which were $2.8 million in the year ended December 31, 2007. Effective September 2007, we commenced distribution of certain water testing kits manufactured by Invitrogen Corporation (“Invitrogen”). The Invitrogen kits complement our IDEXX developed Cryptosporidium and Giardia testing products.
PRODUCTION ANIMAL SEGMENT
We sell diagnostic tests and related instrumentation that are used to detect a wide range of diseases and to monitor health status in production animals. Our production animal products are purchased primarily by government laboratories and poultry, cattle and swine producers. Our largest product is a post-mortem test for bovine spongiform encephalopathy (“BSE” or “mad cow disease”). Other significant products include ante-mortem diagnostic tests for porcine reproductive and respiratory syndrome (“PRRS”), pseudorabies (“PRV”) in pigs and bovine viral diarrhea (“BVDV”) virus in cattle.
OTHER
Dairy
Our principal product for use in testing for antibiotic residue in milk is the SNAP® Beta-Lactam test. Our primary customers are dairy producers and processors who use our tests worldwide for quality assurance of raw milk.
OPTI Medical Systems
We sell OPTI® point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose and ionized calcium, and to calculate other parameters such as bicarbonate and anion gap. These analyzers are used primarily in emergency rooms, operating rooms, cardiac monitoring areas and any locations where time-critical diagnostic testing is performed within the hospital setting. The OPTI® CCA Touch Electrolyte and Blood Gas Analyzer runs single-use disposable cassettes that contain various configurations of analytes; the OPTI® R Analyzer runs reusable cassettes in various analyte configurations; and the OPTI® Lion Analyzer runs single-use electrolyte cassettes.
MARKETING AND DISTRIBUTION
We market, sell and service our products worldwide through our marketing, sales and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands, Spain, Switzerland, Taiwan and the United Kingdom. Sales and marketing expense was $151.9 million, $115.9 million and $102.0 million in 2007, 2006 and 2005, respectively, or 16% of sales in each year.
Generally, we select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. We market our veterinary diagnostic and pharmaceutical products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel, and test kits, pharmaceutical products and instrument consumables supplied primarily by the distribution channel. Outside the U.S., we sell our veterinary diagnostic products through our direct sales force and, in certain countries, through distributors and other resellers. We sell our reference laboratory services worldwide through our direct sales force. We market our software and digital radiography products through our direct sales force primarily in the U.S. We market our water and food diagnostics products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force. We sell our OPTI® electrolyte and blood gas analyzers both directly and through independent human medical product distributors in the U.S. and sell most of the related consumables through the distribution channel. Outside the U.S., we sell our OPTI® electrolyte and blood gas analyzers and related consumables primarily through distributors and other resellers.

Our largest customers are our U.S. distributors of our products in the CAG segment. One of our CAG distributors, Butler Animal Health Supply, LLC, accounted for 8%, 9% and 10% of our 2007, 2006 and 2005 revenue, respectively, and 5% of our net accounts receivable at December 31, 2007 and 2006, and 4% of our net accounts receivable at December 31, 2005.
RESEARCH AND DEVELOPMENT
Our business includes the development and introduction of new products and services and may involve entry into new business areas. Our research and development activity is focused primarily on development of new diagnostic instrument platforms and information systems, new immunoassay devices, new diagnostic tests, new animal drugs, enhanced practice information systems, and improvements in the performance, connectivity, usability, and interoperability of our products and services. Our research and development expenses, which consist of salaries, employee benefits, materials and consulting costs, were $67.3 million, $53.6 million and $40.9 million, or 7.3% of sales in 2007 and 2006, respectively, and 6.4% of sales in 2005.
PATENTS AND LICENSES
We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties.
Important patents and licenses include:
•	An exclusive license from the Regents of the University of California to patents concerning diagnostic products for FIV that expire in 2009; and other patents covering various reagents, kits and/or immunoassays for detecting FIV antibodies that expire beginning in 2014;

•	Exclusive licenses from Tulane University and the University of Texas to patents and patent applications relating to the detection of Lyme disease that expire beginning in 2019;

•	A patent concerning the Colilert®-18 product that expires in 2014;

•	A patent concerning the Quanti-Tray® product that expires in 2014;

•	A patent that relates to certain methods and kits for simultaneously detecting antigens and antibodies, which covers certain of our SNAP® products, including our SNAP® Combo FIV/FELV and canine SNAP® 3Dx® and 4Dx® combination tests, that expires in 2014;

•	An exclusive license from Boehringer Ingelheim to certain patents covering reagents and methods for detecting the PRRS virus that expire beginning in 2012;

•	An exclusive license from Cornell University to patents covering methods for detecting BVDV that expire beginning in 2017.
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
PRODUCTION AND SUPPLY
Many of the instruments that we sell are manufactured by third parties and we rely on third parties, who are in some cases sole source suppliers, to supply us with certain important components, raw materials and consumables used in or with our products.
VetTest® Chemistry Analyzers are manufactured for us by Tokyo Parts Industrial Company, Ltd. under an agreement that renews annually unless either party notifies the other of its decision not to renew. VetTest® slides are supplied exclusively by Ortho under supply agreements with Ortho (the “Ortho Agreements”). We are required to purchase all of our requirements for our current menu of VetTest® slides from Ortho to the extent Ortho is able to supply those requirements. In addition, we have committed to minimum annual purchase volumes of certain VetTest® slides through 2010. Under these agreements Ortho will also supply the slide consumables used in the Catalyst Dx™ Chemistry Analyzer. The Ortho Agreements expire on December 31, 2025.

The VetAutoread™ Hematology Analyzer and related consumables are manufactured for us by QBC Diagnostics, Inc. (“QBCD”) under a supply agreement that expires on December 31, 2020. The VetLyte® Electrolyte Analyzer is manufactured for us by Roche Diagnostics Corporation under an agreement that requires Roche Diagnostics to supply analyzers through December 31, 2009 provided that we achieve specified purchase levels, and consumables and spare parts through December 31, 2013.
IDEXX VetLab® UA™ urinalysis strips are manufactured for us by Roche Diagnostics under agreements that expire on December 31, 2010 but are renewable at our option through December 31, 2020 if we achieve certain purchase levels under those agreements.
IDEXX VetLab® UA™ Analyzers are manufactured for us by 77 Elektronika Kft. under agreements that expire on December 31, 2022, and which require 77 Elektronika to supply spare parts for five years following expiration.
The IDEXX Coag Dx™ Analyzer and associated cartridges are manufactured for us by International Technidyne Corporation (“ITC”) under an agreement that expires on February 6, 2017, but which we may extend until February 6, 2022 if we achieve certain minimum purchase levels under the agreement, and which requires ITC to supply consumables and spare parts for five years following expiration.
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
COMPETITION
We face intense competition within the markets in which we sell our products and services. We expect that future competition will become even more intense, and that we will have to compete with changing technologies, which could affect the marketability of our products and services. Our competitive position also will depend on our ability to develop proprietary products, integrate our products, develop and maintain effective sales channels, attract and retain qualified scientific and other personnel, develop and implement production and marketing plans, obtain or license patent rights, and obtain adequate capital resources.
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
Competitive factors in our different business areas are detailed below:
•	Veterinary diagnostic products and food and water testing products. We compete primarily on the basis of the ease of use, speed, accuracy, quality of the information provided, and other performance characteristics of our products and services (including unique tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, and our pricing relative to the value of our products.

•	Veterinary laboratory and consulting services. In this market, we compete primarily on the basis of quality, consistency of service levels, technology, and our pricing relative to the value of our services. We compete in most geographic locations in the U.S. with Antech Diagnostics, a unit of VCA Antech, Inc.

•	Veterinary pharmaceuticals. We compete primarily on the basis of the performance characteristics of our products.

•	Practice Information Management and Digital Radiography Systems. We compete primarily on the basis of functionality, connectivity to equipment and other systems, performance characteristics, effectiveness of our customer service, information handling capabilities, advances in technologies, and our pricing relative to the value of our products and services.

•	Electrolyte and Blood Gas Analyzers for the human medical diagnostics point-of-care market. In this market we compete primarily with large human medical diagnostics companies such as Radiometer A/S, Siemens Medical Solutions Diagnostics, Instrumentation Laboratory, Abbott Diagnostics, and Roche Diagnostics. We compete primarily on the basis of ease of use, menu, convenience, international distribution and service, instrument reliability, and our pricing relative to the value of our products.
GOVERNMENT REGULATION
Many of our products are subject to comprehensive regulation by U.S. and foreign regulatory agencies that relate to, among other things, product approvals, manufacturing, marketing and promotion, recordkeeping, testing, quality, storage, and product disposal. The following is a description of the principal regulations affecting our businesses.
Veterinary diagnostic products. Most diagnostic tests for animal health applications, including our production animal products and our rapid assay lines of business, are veterinary biological products for infectious diseases that are regulated in the U.S. by the Center for Veterinary Biologics within the United States Department of Agriculture (“USDA”) Animal and Plant Health Inspection Service (“APHIS”). The APHIS regulatory approval process involves the submission of product performance data and manufacturing documentation. Following regulatory approval to market a product, APHIS requires that each lot of product be submitted for review before release to customers. In addition, APHIS requires special approval to market products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval as part of their separate regulatory approvals. However, compliance with an extensive regulatory process is required in connection with marketing diagnostic products in Japan, Germany, the Netherlands and many other countries. We also are required to have a facility license from APHIS to manufacture USDA-licensed products. We have obtained such a license for our manufacturing facility in Westbrook, Maine and our distribution center in Memphis, Tennessee.
Our veterinary diagnostic instrument systems are medical devices regulated by the U.S. Food and Drug Administration (“FDA”) under the Food, Drug and Cosmetics Act (the “FDC Act”). While the sale of these products does not require premarket approval by the FDA and does not subject us to the FDA’s current Good Manufacturing Practices regulations (“cGMP”), these products must not be adulterated or misbranded under the FDC Act.
These products also are subject to the European Medical Device Directives, which create a single set of medical device regulations for all European Union (“EU”) member countries and require companies that wish to manufacture and distribute medical devices in EU member countries to obtain European Conformity (“CE”) marking for their products.
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

Water testing products. Our water tests are not subject to formal premarket regulatory approval. However, before a test can be used as part of a water quality monitoring program in the U.S. that is required by the EPA, the test must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA-approved protocol, evaluation of the data by the EPA and publication for public comment of any proposed approval in the Federal Register before final approval. Our Colilert®, Colilert®-18, Colisure®, Quanti-Tray®, Filta-Max® and SimPlate® for heterotropic plate counts (“HPC”) products have been approved by the EPA. The sale of water testing products also is subject to extensive and lengthy regulatory processes in many other countries around the world.
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
Human point-of-care electrolyte and blood gas analyzers. Our OPTI® instrument systems are classified as Class II medical devices, and their design, manufacture and marketing are regulated by the FDA. Accordingly, we must comply with cGMP in the manufacture of our OPTI® products. The FDA’s Quality System regulations further set forth standards for product design and manufacturing processes, require the maintenance of certain records, and provide for inspections of our facilities by the FDA. New OPTI® products fall into FDA classifications that require notification of and review by the FDA before marketing, submitted as a 510(k) application.
OPTI® products are also subject to the European Medical Device Directives and regulations governing the manufacture and marketing of medical devices in other countries in which they are sold.
Any acquisitions of new products and technologies may subject us to additional areas of government regulation. These may involve food, drug, medical device and water-quality regulations of the FDA, the EPA and the USDA, as well as state, local and foreign governments. See “Part I, Item 1A. Risk Factors.”
EMPLOYEES
At December 31, 2007, we had approximately 4,700 full-time and part-time employees.
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
Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability
We currently purchase many products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily or easily replaced by alternative sources. These products include our VetAutoread™ hematology, VetLyte® electrolyte and IDEXX VetLab® UA™ urinalysis, CoagDx™ blood coagulation analyzers and related consumables and accessories; the consumables associated with our VetTest® Chemistry Analyzers; image capture plates used in our digital radiography system; active ingredients for pharmaceutical products; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products and LaserCyte® Hematology Analyzers. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions, or delays or discontinuations in product shipments, which could have a material adverse effect on our results of operations.
Our Biologic Products Are Complex and Difficult to Manufacture, Which Could Negatively Affect Our Ability to Supply the Market
Many of our rapid assay and production animal diagnostic products are biologics, which are products that are comprised of materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex. Unlike products that rely on chemicals for efficacy (such as most pharmaceuticals), biologics are difficult to characterize due to the inherent variability of biological input materials. Difficulty in characterizing biological materials or their interactions creates greater risk in the manufacturing process. There can be no assurance that we will be able to maintain adequate sources of biological materials or that biological materials that we maintain in inventory will yield finished products that satisfy applicable product release criteria. Our inability to produce or obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could result in our inability to supply the market with these products, which could have a material adverse effect on our results of operations.
We May be Required to Discontinue Sales of One of Our Veterinary Pharmaceutical Products
For the year ended December 31, 2007, 2% of CAG revenue (or $15.4 million) was attributable to sales of our highest-selling pharmaceutical product. This product is sold under the FDA’s regulatory discretion and we believe that the FDA would require us to discontinue sales of the product within a short period if and when the FDA approves another product to treat the same condition, whether such new product was our product or that of another commercial supplier. In addition, we have a finite inventory of the raw materials used in the manufacture of this product, and these raw materials are no longer commercially available. We believe that our remaining inventory of raw materials will be adequate to satisfy existing market demand until late 2008 or early 2009. We are seeking FDA approval of a new product for the same application based on different raw materials. FDA approval of this new product would mitigate the commercial risk that we would be required to stop selling our current product due either to FDA approval of another manufacturer’s product or to the full depletion of our inventory of raw materials. While we hope to transition smoothly to our new product, we cannot predict when or if the FDA will approve our new product or any product that treats the same condition from another manufacturer. Further, there can be no assurances that the new product would achieve the same revenue and profitability as our existing product.

Various Government Regulations Could Limit or Delay Our Ability to Market and Sell Our Products
In the U.S., the manufacture and sale of our products are regulated by agencies such as the USDA, the FDA and the EPA. Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale in the U.S. Our water testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. The manufacture and sale of our OPTI® line of human point-of-care electrolytes and blood gas analyzers are regulated by the FDA and require approval by the FDA before they may be sold commercially in the U.S. The manufacture and sale of our products are subject to similar laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.
Our Success Is Heavily Dependent Upon Our Proprietary Technologies
We rely on a combination of patent, trade secret, trademark and copyright laws to protect our proprietary rights. If we do not have adequate protection of our proprietary rights, our business may be affected by competitors who develop substantially equivalent technologies that compete with us.
We cannot ensure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial, and could have a material adverse effect on our results of operations. In addition, expiration of patent rights could result in substantial new competition in the markets for products previously covered by those patent rights. In this regard, we expect that revenues and profit margins associated with sales of our SNAP® FIV/FeLV tests are likely to decline following the expiration in June 2009 of a U.S. patent that we exclusively license that broadly covers products that diagnose feline immunodeficiency virus.
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
Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results
We face intense competition within the markets in which we sell our products and services. We expect that future competition will become even more intense, and that we will have to compete with changing and improving technologies. Competitors may develop products that that are superior to our products, and as a result, we may lose existing customers and market share. Some of our competitors and potential competitors, including large human pharmaceutical and diagnostic companies, have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development, obtaining regulatory approvals and conducting clinical trials than we do.

Changes in Testing Could Negatively Affect Our Operating Results
The market for our companion and production animal diagnostic tests and our dairy and water testing products could be negatively impacted by a number of factors. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our production animal products business in particular is subject to fluctuations resulting from changes in disease prevalence. In addition, changes in government regulations could negatively affect sales of our products that are driven by compliance testing, such as our dairy and water products. Declines in testing for any of the reasons described could have a material adverse effect on our results of operations.
On December 29, 2006, the Drinking Water Inspectorate in the U.K. published a proposal to discontinue the regulation that requires testing water supplies for Cryptosporidium. Subsequently, regulatory changes were approved and will become effective January 1, 2009. Beginning in 2009, we believe that we may lose a substantial portion of our sales of Filta-Max® products in England and Wales, which were $2.8 million for the year ended December 31, 2007.
Consolidation of Veterinary Hospitals Could Negatively Affect Our Business
An increasing percentage of veterinary hospitals in the U.S. are owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include VCA Antech, Inc. and Banfield, The Pet Hospital, both of which are currently customers of IDEXX. A similar trend is developing in the U.K. and may in the future also develop in other countries. Corporate owners of veterinary hospitals could attempt to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results. In addition, certain corporate owners, most notably VCA Antech, our primary competitor in the U.S. market for reference laboratory services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies are likely to use their laboratory services almost exclusively. In addition, because these companies compete with us in the laboratory services business, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services.
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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results
For the year ended December 31, 2007, 40% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts and natural hedges to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins.
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
If Our Quarterly Results of Operations Fluctuate, This Fluctuation May Cause Our Stock Price to Decline, Resulting in Losses to You
Our prior operating results have fluctuated due to a number of factors, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases, product launches, operating expenditures, litigation and claim-related expenditures; changes in competitors’ product offerings; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter due to these and other factors, many of which are beyond our control. If our operating results or projections of future operating results do not meet the expectations of market analysts or investors in future periods, our stock price may fall.
Future Operating Results Could Be Negatively Affected By the Resolution of Various Uncertain Tax Positions and by Potential Changes to Tax Incentives
In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes. We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made. Our income tax filings are regularly under audit by tax authorities and the final determination of tax audits could be materially different than that which is reflected in historical income tax provisions and accruals. Additionally, we benefit from certain tax incentives offered by various jurisdictions. If we are unable to meet the requirements of such incentives, our inability to use these benefits could have a material negative effect on future earnings.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our worldwide headquarters is located on a 65-acre site in Westbrook, Maine where we occupy a 350,000 square foot building utilized for manufacturing, research and development, marketing, sales and general and administrative support functions. We are currently adding approximately 200,000 square feet of space to the building which will be predominantly used for manufacturing and product warehousing. We are also upgrading portions of this building to expand research and development and laboratory space.
Additional property ownership and leasing arrangements with approximate square footage, purpose and location are as follows:
Additional Properties Owned:
•	40,000 square feet of office and laboratory space located in the U.S., used for our Veterinary Reference Laboratory and Consulting Services business

•	23,000 square feet of office and laboratory space located in the U.K., used for our Veterinary Reference Laboratory and Consulting Services business

•	13,125 square feet of office and laboratory space located in Canada, used for our Veterinary Reference Laboratory and Consulting Services business
Additional Properties Leased:
•	308,000 total square feet of office and laboratory space located throughout the world, used for our Veterinary Reference Laboratory and Consulting Services business

•	135,000 square feet of office space in Maine for Corporate, Customer Service and IT support services

•	97,500 square feet of industrial space in Tennessee for distribution and warehousing

•	60,000 square feet of office and manufacturing space in Georgia related to our OPTI Medical Systems business

•	75,000 square feet of industrial space in the Netherlands for distribution and warehousing

•	46,000 square feet of office space in the Netherlands which serves as our European headquarters

•	43,000 square feet of office and manufacturing space in Wisconsin related to our Practice Information Systems and Services business

•	32,700 total square feet of office and manufacturing space in France and Switzerland related to our Production Animal business

•	21,000 square feet of office and research and development space in North Carolina related to our Veterinary Pharmaceuticals business

•	7,600 square feet of office and manufacturing space in the U.K. related to our Water business
We consider that our owned and leased properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on our business.
ITEM 3. LEGAL PROCEEDINGS
On June 30, 2006, Cyntegra, Inc. filed suit against us in the U.S. District Court for the Central District of California alleging that we had violated U.S. federal antitrust laws and California state unfair trade practices laws. The complaint alleged, among other things, that we were monopolizing the U.S. market for companion animal diagnostic products. On October 26, 2007 the Court granted summary judgment in our favor on all of Cyntegra’s claims and dismissed the suit. Cyntegra has appealed this decision. We will continue to defend ourselves vigorously, as we believe Cyntegra’s claims are without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
EXECUTIVE OFFICERS OF THE COMPANY
Our executive officers at February 23, 2008 were as follows:

Name	Age	Title

Jonathan W. Ayers	51	Chairman of the Board of Directors, President and Chief Executive Officer
William C. Wallen, PhD	64	Senior Vice President and Chief Scientific Officer
Conan R. Deady	46	Corporate Vice President, General Counsel and Secretary
Thomas J. Dupree	39	Corporate Vice President
S. Sam Fratoni, PhD	60	Corporate Vice President
William B. Goodspeed	49	Corporate Vice President
Irene C. Kerr	58	Corporate Vice President
Ali Naqui, PhD	54	Corporate Vice President
James F. Polewaczyk	44	Corporate Vice President
Merilee Raines	52	Corporate Vice President, Chief Financial Officer and Treasurer
Michael J. Williams, PhD	40	Corporate Vice President
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
Mr. Deady has been Corporate Vice President and General Counsel of the Company since 1999 and has been leading the Company’s business development activities since April 2005. Mr. Deady was Deputy General Counsel of the Company from 1997 to 1999. Before joining the Company in 1997, Mr. Deady was Deputy General Counsel of Thermo Electron Corporation (now Thermo Fisher Scientific Inc.), a provider of analytical and laboratory products and services. Previously, Mr. Deady was a partner at Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP).

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
Dr. Fratoni has been Corporate Vice President of the Company since May 1997 and has been leading the Practice Information Management Systems business since November 2000. Dr. Fratoni was Chief Information Officer from November 2000 until May 2007 and led the Company’s Food and Environmental Group from July 1999 to December 2000. From May 1997 to July 1999, Dr. Fratoni was Vice President of Human Resources of the Company, and from October 1996 to May 1997, he was Director of Business Development for the Food and Environmental Group. Before joining the Company in October 1996, Dr. Fratoni held various positions with Hewlett-Packard Company.
Mr. Goodspeed joined IDEXX as Corporate Vice President in July 2007 and oversees the Company’s Production Animal, Water and Dairy businesses. Prior to joining the Company, from 1994 to 2007, Mr. Goodspeed held various positions at J.M. Huber Corporation, a privately held company in the chemicals, food ingredients, building products, energy and timber industries, most recently as Sector CEO for Natural Resources and Technology-based Services.
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
Dr. Naqui has been Corporate Vice President of the Company since January 2006 and has overseen the Company’s international commercial operations since December 2007 and its Asia Pacific and Latin America operations since January 2006. Dr. Naqui led the Company’s Water and Dairy businesses from January 2000 to December 2007. He was General Manager, Water from September 1997 to January 2000, and Director of Research and Development from February 1993 to September 1997. Dr. Naqui joined the Company in 1993 as a result of the acquisition of Environetics, where he was the Director of Research and Development. Prior to joining Environetics, he was a research and development manager with Becton, Dickinson and Company.
Mr. Polewaczyk joined IDEXX as Corporate Vice President in February 2007 and oversees the Company’s Rapid Assay and Digital lines of businesses. Before joining IDEXX, Mr. Polewaczyk was employed from 2001 at Philips Medical Systems, a subsidiary of Royal Philips Electronics, The Netherlands, as General Manager of their Medical Consumables and Sensors Business. Prior to that Mr. Polewaczyk spent fifteen years at Hewlett-Packard in a variety of senior marketing and product development roles.
Ms. Raines has been Chief Financial Officer of the Company since October 2003 and Corporate Vice President, Finance of the Company since May 1995. Ms. Raines served as Vice President, Finance from March 1995 to May 1995, Director of Finance from 1988 to March 1995 and Controller from 1985 to 1988.
Dr. Williams has been Corporate Vice President of the Company since September 2006 and General Manager of the Companion Animal Instrument and Consumables business since 2004. Dr. Williams has overseen the OPTI Medical Systems business since its acquisition in February 2007. Dr. Williams was Vice President and General Manager of the Company’s chemistry instruments and consumables business from 2003 to 2004. Prior to joining the Company in 2003, Dr. Williams was a healthcare strategy consultant at McKinsey & Company from 1995 to 2002 and a senior research associate at the Scripps Research Institute from 1992 to 1995.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is quoted on the NASDAQ Global Market under the symbol IDXX. The table below shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the years 2007 and 2006. Information prior to November 26, 2007 has been adjusted to reflect the two-for-one stock split with respect to the Company’s outstanding common stock effective as of such date.

Calendar Year	High	Low

2007
First Quarter	$44.08	$39.10
Second Quarter	47.97	42.96
Third Quarter	57.94	47.38
Fourth Quarter	64.22	53.71

2006
First Quarter	$43.18	$35.50
Second Quarter	42.75	37.07
Third Quarter	47.18	36.35
Fourth Quarter	47.58	39.60
Holders of Common Stock
At February 15, 2008, there were 856 holders of record of our common stock.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2007, we repurchased our shares as described below:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

October 1, 2007 to October 31, 2007	9,600	$54.83	9,600	3,160,700
November 1, 2007 to November 30, 2007	139,986	61.22	139,986	3,020,714
December 1, 2007 to December 31, 2007	168,683	59.66	168,460	2,852,254

Total	318,269	$60.20	318,046	2,852,254

Our board of directors has approved the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, and February 13, 2008 and does not have a specified expiration date. There were no other repurchase plans outstanding during the year ended December 31, 2007, and no repurchase plans expired during the period. Repurchases of 2,577,000 shares were made during the year ended December 31, 2007 in open market transactions.
During the year ended December 31, 2007, we received 10,600 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Dividends
We have never paid any cash dividends on our common stock. From time to time our board of directors may consider the declaration of a dividend. However, we have no present intention to pay a dividend.
Securities Authorized for Issuance Under Equity Compensation Plans

December 31, 2007
Number of Securities
Remaining Available for
	Number of Securities		Weighted Average	Future Issuance Under Equity
	to be Issued Upon Exercise		Exercise Price of	Compensation Plans
	of Outstanding Options,		Outstanding Options,	(Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,943,939	(1)	$22.07	3,437,459	(2)
Equity compensation plans not approved by security holder	—		—	—

(1)	Consists of shares of common stock subject to outstanding options, restricted stock units and deferred stock units under the following compensation plans: 1991 stock option plan (1,170,527 shares), 1998 stock incentive plan (1,696,602 shares), 2000 director option plan (55,250 shares) and 2003 stock incentive plan (3,021,560 shares). Excludes 143,171 shares issuable under the 1997 employee stock purchase plan in connection with the current and future offering periods.

(2)	Includes 3,294,288 shares available for issuance under our 2003 stock incentive plan. The 2003 stock incentive plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock unit awards and other stock unit awards. Also includes 143,171 shares issuable under our 1997 employee stock purchase plan in connection with the current and future offering periods. No new grants may be made under the other plans listed in footnote (1) except for the 2003 stock incentive plan.

Stock Performance Graph
This graph compares our total stockholder returns, the Standard & Poor’s (“S&P”) MidCap 400 Health Care Index, the S&P SmallCap 600 Health Care Index and the Total Return Index for the NASDAQ Stock Market (U.S. Companies) prepared by the Center for Research in Security Prices (the “NASDAQ Index”). This graph assumes the investment of $100 on December 31, 2002 in IDEXX’s common stock, the S&P MidCap 400 Health Care Index, the S&P SmallCap 600 Health Care Index and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2002, 2003, 2004, 2005, 2006 and 2007.

	12/31/2002	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007

IDEXX Laboratories, Inc.	$100.00	$140.93	$166.26	$219.18	$241.47	$357.06
S&P MidCap 400 Health Care Index	100.00	145.03	166.71	196.36	194.09	218.39
S&P SmallCap 600 Health Care Index	100.00	131.31	160.73	178.35	193.56	229.83
NASDAQ Index	100.00	149.52	162.72	166.18	182.57	197.98

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data of the Company for each of the five years ending with December 31, 2007. The selected consolidated financial data presented below have been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	(in thousands, except per share data)
	2007	2006	2005	2004	2003
INCOME STATEMENT DATA:
Revenue	$922,555	$739,117	$638,095	$549,181	$475,992
Cost of revenue	459,033	359,588	315,195	270,164	245,688

Gross profit	463,522	379,529	322,900	279,017	230,304
Expenses:
Sales and marketing	151,882	115,882	101,990	85,710	71,846
General and administrative	108,119	82,097	64,631	49,870	45,752
Research and development	67,338	53,617	40,948	35,402	32,319

Income from operations	136,183	127,933	115,331	108,035	80,387
Interest income (expense), net	(1,340)	2,817	3,141	3,068	2,867

Income before provision for income taxes and partner’s interest	134,843	130,750	118,472	111,103	83,254
Provision for income taxes	40,829	37,224	40,670	33,165	26,278
Partner’s interest in loss of subsidiary	—	(152)	(452)	(394)	(114)

Net income	$94,014	$93,678	$78,254	$78,332	$57,090

Earnings per share(1):
Basic	$1.53	$1.49	1.20	$1.14	$0.83
Diluted	1.46	1.42	1.15	1.09	0.79
Weighted average shares outstanding(1):
Basic	61,560	62,866	65,043	68,428	68,542
Diluted	64,455	65,907	68,109	71,601	71,862

Dividends paid	$—	$—	$—	$—	$—

BALANCE SHEET DATA:
Cash and investments	$60,360	$96,666	132,731	156,959	255,787
Working capital	82,271	177,520	192,679	201,640	270,244
Total assets	702,179	559,560	490,676	514,237	521,875
Total debt	78,683	7,125	551	1,810	494
Stockholders’ equity	438,323	409,861	369,010	397,660	413,292

(1)	Share and per share amounts originally reported for 2006, 2005, 2004 and 2003 have been adjusted as appropriate to reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on November 26, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
During 2007, we operated primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. Financial information about the Dairy and OPTI Medical operating segments are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. We added the OPTI Medical operating segment in connection with our acquisition of substantially all of the assets and assumption of certain liabilities of the Critical Care Division of Osmetech plc in January 2007. The segment information for the year ended December 31, 2005 has been restated to conform to our presentation of reportable segments for the years ended December 31, 2007 and 2006. Previously, PAS and Dairy were aggregated into a single reportable segment, which we referred to as the Food Diagnostics Group. See Note 17 to the consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K for financial information about our segments, including geographic information, and about our product and service categories.
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
Companion Animal Group
In the CAG segment, we believe we have developed a strategic advantage over companies with more narrow product or service offerings. The breadth and complementary nature of our products and services gives us scale in sales and distribution, permits us to offer integrated disease-management solutions that leverage the advantages of both point-of-care and outside laboratory testing, and facilitates the flow of medical and business information in the veterinary practice by connecting practice information software systems, including connecting the electronic health record with laboratory test data, in-clinic test data from our IDEXX VetLab® suite of analyzers, and radiographic data in the IDEXX-PACS™ software taken by our digital radiography systems.
In the U.S., we sell instrument consumables, rapid assay products and pharmaceutical products primarily through distributors, and, therefore, our reported sales of these products are sales made to distributors, rather than sales to veterinarians, the end users. Because distributors’ inventory levels and purchasing patterns may fluctuate, sales of a particular product line in a particular period may not always be representative of the underlying end-user demand for the product. Therefore, we closely track sales of these products by our U.S. distributors to the veterinarians which we refer to as practice-level sales. We believe these sales often provide a more accurate picture of the real growth rate for these products.
Instruments and Consumables. Our strategy in our IDEXX VetLab® instrument business is to provide veterinarians with an integrated set of instruments that, individually and together, provide superior diagnostic information in the clinic, enabling veterinarians to practice better medicine and, in doing so, achieve their practice economic objectives, including growth and profitability. We derive substantial revenues and margins from the sale of consumables that are used in these instruments. The principal instruments used by veterinarians for in-clinic diagnostic testing are chemistry and hematology analyzers. In addition we sell instruments used for endocrinology, blood gas, electrolytes, urinalysis, and blood coagulation testing. Our IDEXX VetLab® Station is an in-clinic laboratory information management system that records and integrates patient diagnostic information from our analyzers for better practice management.

During the early stage of an instrument’s life cycle, we derive relatively greater revenues from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placement revenues begin to decline. Instrument sales have significantly lower gross margins than sales of consumables, and therefore the mix of instrument and consumable sales in a particular period will impact our gross margins in this line of business.
We have an installed base of approximately 30,000 active VetTest® Chemistry Analyzers, and substantially all of our revenues from that product line are now derived from consumables sales, although we continue to place instruments through sales, lease, rental and other programs. Our long-term success in this area of our business is dependent upon new customer acquisition, customer retention and increased customer utilization of existing and new assays introduced on these instruments. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of blood and urine chemistry testing for a variety of diagnostic purposes.
In the first quarter of 2008 we announced the launch of our next-generation chemistry analyzer, Catalyst Dx™. As a result of this launch, we expect that in 2008 we will derive a greater portion of our IDEXX VetLab® revenues from the sale of instruments than we have derived in recent years.
We purchase the consumables used in our VetTest® and Catalyst Dx™ Chemistry Analyzers from Ortho under a supply agreement that continues through 2025. This supply agreement provides us with a long-term source of slides at costs that improve annually through 2010, and also improve over the term of the agreement as a result of increasing volume.
Our principal hematology analyzer is the LaserCyte® Hematology Analyzer, and in addition we sell the VetAutoread™ Hematology Analyzer. A substantial portion of LaserCyte® placements have been made at veterinary clinics that already own our VetAutoread™ Hematology Analyzers. Although we have experienced growth in sales of hematology consumables, LaserCyte® consumable sales have been partly offset by declines in sales of VetAutoread™ consumables. Because the gross margin percentage of LaserCyte® consumables exceeds the gross margin percentage of the VetAutoread™ consumables, gross margin from hematology consumables is expected to increase with continued penetration of the LaserCyte® Hematology Analyzer.
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

Veterinary Reference Laboratory and Consulting Services. We believe that more than half of all diagnostic testing by U.S. veterinarians is done at outside reference laboratories such as our IDEXX Reference Laboratories. In markets outside the U.S., in-clinic testing is less prevalent and an even greater percentage of diagnostic testing is done in reference laboratories. We attempt to differentiate our laboratory testing services from those of our competitors primarily on the basis of quality, customer service, technology employed and specialized test menu. Revenue growth in this business is achieved both through increased sales at existing laboratories and through the acquisition of new customers, including through laboratory acquisitions and opening new laboratories. In 2005, we acquired laboratories in Switzerland, the United Kingdom, and France and acquired veterinary laboratory customer lists in the U.S. and Germany. In 2006, we acquired laboratories in the U.S., South Africa, and Canada and acquired a veterinary laboratory customer list in the U.S. In 2007, we acquired laboratories in the U.S. and Canada and acquired veterinary laboratory customer lists in the U.S., Switzerland, and United Kingdom. Profitability of this business is largely the result of our ability to achieve efficiencies from both volume and operational improvements. New laboratories that we open typically will operate at a loss until testing volumes reach a level that permits profitability. Acquired laboratories frequently operate less profitably than our existing laboratories and those laboratories may not achieve profitability comparable to our existing laboratories for several years while we implement operating improvements and efficiencies. Therefore, in the short term, new and acquired reference laboratories generally will have a negative effect on the operating margin of the laboratory and consulting services business.
Practice Information Systems and Digital Radiography. These businesses consist of veterinary practice information systems including hardware and software and veterinary-specific digital radiography systems. Our strategy in the practice information systems business is to provide superior total software and hardware integrated information solutions, backed by superior customer support and education, to allow the veterinarian to practice better medicine and achieve the practice’s business objectives. We differentiate our software systems through enhanced functionality and ease of use. Our veterinary-specific digital radiography systems allow veterinarians to capture digital radiographs with ease and without the use of hazardous chemicals. The digital radiography systems also incorporate IDEXX-PACS™ picture archiving and communication software developed by IDEXX that allows for image enhancement, manipulation, storage and retrieval, and integration with the practice information software. Our strategy in digital radiography is to offer a system that provides superior image quality and software capability at a competitive price, backed by the same customer support provided for our other products and services in the Companion Animal Group.
Pharmaceutical Products. We currently offer pharmaceutical products to regulate feline diabetes, eradicate internal parasites, and treat lameness in horses. Our pharmaceutical strategy is to develop and commercialize proprietary pharmaceutical products for the veterinary market. We seek to differentiate our pharmaceutical products through ease of use, which in turn enhances customers’ compliance with prescribed treatment programs. Our product development efforts are focused on applying superior and proprietary delivery technologies to existing pharmaceutical compounds.
Water
Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers are primarily water utilities to whom strong relationships and customer support are very important. Over the past several years, the rate of growth of this product line has slowed as a result of market penetration by competitors and increased competition. International sales of water testing products represented 45% of total water product sales in 2007, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for regulatory testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program under which we are seeking regulatory approvals in a number of countries, primarily in Europe.

Production Animal Segment
We develop, manufacture, market and sell a broad range of tests for various poultry, cattle and swine diseases and conditions, and have an active research and development and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated at a later time. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can be subject to fluctuation. In 2007, approximately 83% of our sales in this business were international. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described above that are associated with doing business internationally.
Other
Dairy. Our strategy in the dairy testing business is to develop, manufacture and sell antibiotic residue testing products that satisfy applicable regulatory requirements for testing of bulk milk by producers and provide reliable field performance. The manufacture of these testing products leverage, almost exclusively, the SNAP® platform as well as the production equipment and lines of our rapid assay business, incorporating customized reagents for antibiotic detection. To successfully increase sales of dairy testing products, we believe that we need to increase penetration in geographies outside the U.S. and in the farm segment of the dairy market, and to develop product line enhancements and extensions.
OPTI Medical Systems. Our strategy in the OPTI Medical Systems business for the human market is to develop, manufacture, and sell electrolyte and blood gas analyzers and related consumable products for the medical point-of-care diagnostics market worldwide, with a focus on small- to mid-sized hospitals. We seek to differentiate our products based on ease of use, menu, convenience, international distribution and service, and instrument reliability. Similar to our veterinary instruments and consumables strategy, a substantial portion of the revenues from this product line is derived from the sale of consumables for use on the installed base of electrolyte and blood gas analyzers. During the early stage of an instrument’s life cycle, relatively greater revenues are derived from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placement revenues begin to decline. Our long-term success in this area of our business is dependent upon new customer acquisition, customer retention and increased customer utilization of existing and new assays introduced on these instruments.
OPTI Medical Systems is also the supplier, including development and manufacturing, of our VetStat® Analyzer, an instrument and consumable system that is a member of the IDEXX VetLab for the veterinary market. In addition, OPTI Medical Systems provides the electrolyte module and dry slide reagents that make up the electrolyte testing functionality of Catalyst Dx™. Our strategy in the OPTI Medical Systems business for the veterinary market is to utilize this unit’s know-how, intellectual property and manufacturing capability to continue to expand the menu and instrument capability of the VetStat® Analyzer and Catalyst Dx™ platforms for veterinary applications.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007 describes the significant accounting policies used in preparation of these consolidated financial statements.
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
Our two most significant customer programs are Practice Developer® and SNAP® up the SavingsTM (“SUTS”), both of which are offered only to North American customers. For the years ended December 31, 2007, 2006 and 2005, we recorded revenue reductions of $6.6 million, $5.1 million and $4.8 million, respectively, related to our Practice Developer® program and $4.3 million, $4.9 million and $5.1 million, respectively, related to our SUTS program. At December 31, 2007, 2006 and 2005, the accrued revenue reductions were $12.0 million, $10.4 million and $7.1 million, respectively, for the Practice Developer® program and $1.2 million, $1.4 million and $1.4 million, respectively, for the SUTS program. Following is a summary of changes in the accrual for estimated revenue reductions attributable to customer programs and incentive offerings for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Practice Developer®
Balance, beginning of the year	$10,399	$7,145	$3,862
Current provision related to current period	6,623	5,089	4,780
Current provision (benefit) related to prior periods	(228)	112	21
Issuance of points for SNAP® up the Savings™ program (1)	4,703	5,010	5,145
Issuance of points for other programs (1)	4,855	3,099	1,468
Actual points redeemed	(14,398)	(10,056)	(8,131)

Balance, end of year	$11,954	$10,399	$7,145

SNAP® up the Savings™
Balance, beginning of the year	$1,429	$1,422	$2,176
Current provision related to current period	4,334	4,936	5,070
Current provision (benefit) related to prior periods	95	81	(38)
Credits issued	—	—	(641)
Issuance of points for SNAP® up the Savings™ program (1)	(4,703)	(5,010)	(5,145)

Balance, end of year	$1,155	$1,429	$1,422

Other Customer Programs
Balance, beginning of the year	$2,184	$1,416	$1,678
Current provision related to current period	6,031	5,236	2,054
Current provision (benefit) related to prior periods	(85)	(169)	7
Issuance of points for other programs (1)	(4,855)	(3,099)	(1,468)
Actual credits issued	(1,357)	(1,228)	(821)
Exchange impact on balances denominated in foreign currency	80	28	(34)

Balance, end of year	$1,998	$2,184	$1,416

(1)	SNAP® up the Savings™ and certain other customer program liabilities are settled through the issuance of Practice Developer® points.

Our Practice Developer® program is a Companion Animal Group awards program that permits customers to earn points by purchasing quarterly minimums in certain product and service categories, including IDEXX Reference Laboratories services, VetTest® slides, VetTest® Snapreader reagents, LaserCyte® tubes, Feline and Canine SNAP® tests, and service and maintenance agreements. Points may then be applied against the purchase price for IDEXX products and services purchased in the future or applied to trade receivables due to us. SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) points under the Practice Developer® program awarded quarterly throughout the SUTS program year (which ends on August 31) based on total purchase volume of qualified SNAP® products during the year.
For the Practice Developer program, the accrued revenue reduction is calculated each quarter based on sales to end users during the quarter by either us or our distributors and on our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter. As points are redeemed we recognize the benefit of points expected to expire, or breakage, using historical forfeiture rates. On November 30 of each year, unused points granted before January 1 of the prior year expire and any variance from the breakage estimate is accounted for as a change in estimate.
Under the SUTS program, commencing September 1, 2007, customers receive a 5% rebate of their purchase price if they purchase a minimum volume of products, either from us or our distributors. We cannot be certain what percentage of customers will purchase the minimum volume of products until that program year has ended. At the beginning of the program year, we develop an estimate of the percentage of customers that we expect to meet the minimum purchase threshold over the program period based on program enrollee purchasing patterns, historical experience with similar programs, current sales trends, and marketing analysis. The percentage of customers expected to meet the minimum purchase threshold is adjusted quarterly during the program year based on our experience with the program and finalized when the program year ends in August. The 5% revenue reduction is calculated quarterly based on the applicable gross sales during the period, at end-user prices, and the estimated percentage of end users that are expected to meet the minimum purchase threshold by the end of the program year. The accrued revenue reduction also includes our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter.
If the estimated percentage of customers expected to meet the minimum purchase threshold required to receive the 5% rebate under the SUTS program were to increase or decrease by 5%, we would be required to further reduce revenue or increase revenue, respectively, by $0.1 million.
Doubtful accounts receivable. We recognize revenue only in those situations where collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Account balances are charged off against the allowance when we believe the receivable will not be recovered. Write-offs of customer accounts during the years ended December 31, 2007, 2006 and 2005, were $0.7 million, $0.5 million and $0.4 million, respectively.
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
LaserCyte® Hematology Analyzer. At December 31, 2007 and 2006, $2.7 million and $1.7 million, respectively, of inventory associated with our LaserCyte® hematology instrument required rework before it could be used to manufacture finished goods, which was net of $1.7 million and $0.9 million, respectively, of write-downs for inventory estimated to be obsolete. We determined write-downs based on our estimate of the costs to rework inventory compared to replacement cost and the probability of success, primarily based on historical experience. We expect to fully realize our net investment in this inventory. However, if we are unsuccessful reworking this inventory, if we revise our judgment of our ability to successfully rework inventory due to new experience in reworking this inventory, or if we alter the design of this product, we may be required to write off some or all of the remaining associated inventory.

Nitazoxanide. At December 31, 2006, our inventories included $9.3 million of inventory associated with Navigator®, our nitazoxanide product for the treatment of equine protozoal myeloencephalitis. This inventory consisted of $0.2 million of finished goods and $9.1 million of active ingredient and other raw materials. We have an agreement with our supplier of nitazoxanide under which the supplier agreed until 2017 to replace any expiring inventory of nitazoxanide with longer-dated material. During 2007, we recognized a write-down of nitazoxanide raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator®. Our analysis of the realizability of these assets was triggered upon our receipt of notice from the third-party contract manufacturer of finished goods that it would discontinue manufacturing the product in 2009. Because of the low production volume of Navigator®, we believed that we would not be able to enter into a replacement manufacturing arrangement on economically feasible terms, and therefore we would not be able to obtain the product after termination of the existing manufacturing arrangement. Accordingly, we evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. This inventory comprised $9.1 million of active ingredient and other raw materials, for which we recognized a full write-down during 2007. At December 31, 2007, this inventory, net of reserves, comprised less than $0.1 million of finished goods. Sales of Navigator® were $0.4 million for the year ended December 31, 2007.
Valuation of Goodwill and Other Intangible Assets
A significant portion of the purchase price for acquired businesses is assigned to intangible assets. Intangible assets other than goodwill are initially valued at the lesser of fair value or, if applicable, fair value proportionately reduced by the excess of the fair value of acquired net assets over the purchase price (collectively, “fair value”) of the acquired business. If a market value is not readily available, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When deemed appropriate by management, we utilize independent valuation experts to advise and assist us in allocating the purchase prices for acquired businesses to the fair values of the identified intangible assets and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair values of acquired net assets.
We assess goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). For impairment testing, the fair values of the reporting units that include goodwill are estimated using a discounted cash flow approach. The cash flows used contain our best estimates, using appropriate and customary assumptions and projections at the time. Because our pharmaceutical business is still substantially in an investment stage, the determination of the fair value of this business unit requires significant assumptions about the timing and amounts of the unit’s future cash flows, including assumptions about the markets for our products and proprietary technologies, the future success of research and development activities, the attainment and timing of regulatory approvals to manufacture and sell new products, the introduction and success of competitive products by other market participants, and other business risks. Changes in forecast cash flows or the discount rate would affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. However, a 25% decrease in the current estimated fair value of any of our reporting units would not result in a goodwill impairment charge for any of our reporting units that include goodwill. No impairments were identified as a result of the annual or event-driven reviews during the years ended December 31, 2007, 2006 or 2005.
We assessed goodwill attributable to our pharmaceutical business for impairment at June 30, 2007 due to the matters discussed above and the resulting Nitazoxanide inventory write-down and prepaid royalty license impairment charge. The goodwill attributable to our pharmaceutical business of $13.7 million was not impaired at June 30, 2007, or subsequently, when evaluated as part of the annual assessment.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. No impairments were identified during the years ended December 31, 2006 or 2005.
During 2007, we recognized an impairment charge to write off a prepaid royalty license of $1.0 million associated with Navigator® paste. We also recognized a related inventory write-down and the circumstances are described in the above discussion of critical accounting estimates and assumptions used in inventory valuation and in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K. Based on our changed estimates of product availability and estimated future demand and market conditions, we determined that we would not realize our investment in prepaid royalties and, therefore, fully expensed this asset. No other impairments were identified during the year ended December 31, 2007.
Share-Based Compensation
We adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on January 1, 2006. Beginning in 2006, we modified our share-based employee compensation programs to shift from the grant of stock options and employee stock purchase rights only to the grant of a mix of restricted stock units and stock options, along with employee stock purchase rights. There were no modifications to the terms of outstanding options during 2007 or 2006.
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
The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the years ended December 31, 2007, 2006 and 2005 totaled $18.2 million, $11.9 million and $15.7 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at December 31, 2007, before consideration of estimated forfeitures, was $24.2 million. The weighted average remaining expense recognition period is approximately 2.0 years.
The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant were as follows:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Expected stock price volatility	29%	30%
Expected term, in years	5.0	5.0
Risk-free interest rate	4.7%	4.6%
We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants and other relevant factors. Lower estimated volatility reduces the fair value of an option. The total fair value of options awarded during the year ended December 31, 2007 ($7.4 million) would have increased or decreased by approximately 7% if the stock price volatility assumption were increased or decreased by 10%, respectively. The total cost recognized for options awarded during the year ended December 31, 2007 would have increased or decreased by $0.1 million if the stock price volatility assumption were increased or decreased by 10%, respectively.

To develop the expected term assumption for 2007 and 2006 option awards, we elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms. The application of the simplified method is allowable for options granted through December 31, 2007. We will transition to developing expected term assumptions for future awards based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. Longer expected term assumptions increase the fair value of option awards, and therefore increase the expense recognized per award. The total fair value of options awarded during the year ended December 31, 2007 ($7.4 million) would have increased by approximately 12% or decreased by approximately 9% if the expected term assumption were increased or decreased by one year, respectively. The total cost recognized for options awarded during the year ended December 31, 2007 would have increased by $0.2 million or decreased by $0.1 million if the expected term assumption were increased or decreased by one year, respectively.
Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors, and compensation expense is adjusted for actual results. At December 31, 2007, we applied annual forfeiture rates ranging from 4% to 16% to estimate future forfeitures of previously granted options and restricted stock units that had vesting dates after December 31, 2007. Net share-based compensation costs for the year ended December 31, 2007 were $8.6 million, which is net of a reduction of $2.0 million for estimated forfeitures. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of share-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense.
Income Taxes
We recognize a current tax liability or asset for current taxes payable or refundable, respectively, and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.
The future tax benefit arising from net deductible temporary differences and tax carryforwards, net of valuation allowances, was $15.4 million and $12.9 million at December 31, 2007 and 2006, respectively. We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A reduction of net income before taxes in each subsidiary equal to 5% of revenue, compared to the corresponding reported amounts for the year ended December 31, 2007, would not result in the recognition of incremental valuation allowances except in one subsidiary where a 5% reduction could result in our recording a valuation allowance of $0.7 million for that subsidiary.
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

Our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax asset would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of one percentage point in our anticipated U.S. state income tax rate would cause us to increase our net deferred tax asset balance by $0.5 million. This increase in the net deferred asset would increase net income in the period that our rate was adjusted. Likewise, a decrease of one percentage point to our anticipated U.S. state income tax rate would have the opposite effect.
We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made.
We consider certain operating earnings of non-United States subsidiaries to be indefinitely invested outside the U.S. The cumulative earnings of these subsidiaries was $129.6 million at December 31, 2007. No provision has been made for U.S. federal and state, or international taxes that may result from future remittances of these undistributed earnings of non-United States subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. For the operating earnings not considered to be indefinitely invested outside the United States we have accrued taxes on a current basis.
Estimates for Certain Contingencies
Under our workers’ compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident and aggregate claim liability based on payroll for each year. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Claims incurred during the year ended December 31, 2007 and year ended December 31, 2006 are relatively new and significant additional healthcare and wage indemnification costs could arise from those claims. Our liability for claims incurred during the years ended December 31, 2007 and 2006 could exceed our estimates and we could be liable for up to $2.5 million and $1.0 million, respectively, in excess of the expense we have recognized. For the three years ended on or prior to December 31, 2005, based on our retained claim liability per incident and our aggregate claim liability, our maximum liability at December 31, 2007 is $0.4 million in excess of the amounts deemed probable and previously recognized.

RESULTS OF OPERATIONS
Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006
Revenue
Total Company. Revenue increased $183.4 million, or 25%, to $922.6 million for the year ended December 31, 2007 from $739.1 million for the prior year. Incremental sales from businesses and from customer-related and other intangible assets acquired subsequent to January 1, 2006 contributed 8% to revenue growth. These acquisitions consisted primarily of veterinary reference laboratories and customer-related assets in Canada, the United States, Europe and South Africa; intellectual property and distribution rights of a veterinary diagnostics business; a production animal diagnostic products business in France; and the Critical Care Division of Osmetech plc. The favorable impact of currency exchange rates contributed 3% to revenue growth. The following table presents revenue by operating segment:

For the Year Ended December 31,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	Acquisitions (2)	Effect

CAG	$752,463	$606,319	$146,144	24.1%	2.7%	6.0%	15.4%
Water	66,235	58,466	7,769	13.3%	3.5%	—	9.8%
PAS	75,085	58,940	16,145	27.4%	7.4%	12.4%	7.6%
Other	28,772	15,392	13,380	86.9%	3.4%	82.7%	0.8%

Total	$922,555	$739,117	$183,438	24.8%	3.2%	7.6%	14.0%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the year ended December 31, 2006 to the year ended December 31, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the year ended December 31, 2007 compared to the year ended December 31, 2006 from businesses acquired subsequent to January 1, 2006.
Companion Animal Group. Revenue for CAG increased $146.1 million, or 24%, to $752.5 million for the year ended December 31, 2007 from $606.3 million for the prior year. Incremental sales from veterinary reference laboratory businesses and customer-related assets and from intellectual property and distribution rights of a veterinary diagnostics business acquired subsequent to January 1, 2006 contributed 6% to CAG revenue growth. The favorable impact of currency exchange rates contributed 3% to the increase in CAG revenue. The following table presents revenue by product and service category for CAG:

For the Year Ended December 31,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	Acquisitions (2)	Effect

Instruments and consumables	$289,271	$242,312	$46,959	19.4%	3.5%	—	15.9%
Rapid assay products	132,500	114,536	17,964	15.7%	0.8%	1.5%	13.4%
Laboratory and consulting services	255,193	187,114	68,079	36.4%	3.4%	18.4%	14.6%
Practice information systems and digital radiography	53,385	44,427	8,958	20.2%	1.5%	—	18.7%
Pharmaceutical products	22,114	17,930	4,184	23.3%	—	—	23.3%

Net CAG revenue	$752,463	$606,319	$146,144	24.1%	2.7%	6.0%	15.4%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the year ended December 31, 2006 to the year ended December 31, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the year ended December 31, 2007 compared to the year ended December 31, 2006 from businesses acquired subsequent to January 1, 2006.

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
Where growth rates are affected by changes in end-user demand, we refer to the impact of practice-level sales on growth. Where growth rates are affected by distributor purchasing dynamics, we refer to the impact of changes in distributors’ inventories. If during the comparable period of the prior year, distributors’ inventories grew by more than those inventories grew in the current year, then changes in distributors’ inventories have a negative impact on our reported sales growth in the current period. Conversely, if during the comparable period of the prior year, distributors’ inventories grew by less than those inventories grew in the current year, then changes in distributors’ inventories have a positive impact on our reported sales growth in the current period.
The increase in sales of instruments and consumables was due mainly to higher unit sales volume. Higher consumables sales volumes were attributable primarily to higher worldwide practice-level sales of slides and, to a lesser extent, to increased practice-level sales of tubes used with our hematology analyzers, with all consumables categories benefiting from the continued growth of our installed base of instruments. Sales volumes of consumables also benefited from temporary additional diagnostic testing volume related to the recall of certain pet foods in mid-March 2007 in the U.S. and Canada. We believe that the recall resulted in a higher than usual number of pet visits to veterinary clinics in North America in the first and second quarters of 2007. Higher instrument sales revenue resulted mainly from increased sales of our LaserCyte® Hematology Analyzer and, to a lesser extent, our IDEXX VetLab® Station, an in-clinic laboratory information management system. The impact from changes in U.S. distributors’ inventory levels reduced reported instruments and consumables revenue growth by less than 1%.
The increase in practice-level sales of rapid assay products was due to both higher average unit sales prices and higher sales volumes. Higher average unit sales prices were due, in part, to higher relative sales of canine combination test products, such as the SNAP® 4Dx®, which was launched in the U.S. in September 2006, and less promotional discounting in connection with our SNAP® up the Savings™ and other customer programs. We expect the rate of end users’ conversion from canine heartworm-only tests to combination test products and, therefore, the rate of increase of average unit sales prices, will lessen in future periods. Higher sales volumes resulted in part from the July 2007 launch of the SNAP® cPL™, our test for pancreatitis in dogs. Effective January 2008, we changed our distribution methods in Japan from a combination of direct sales and the use of multiple distributors to an exclusive distribution arrangement for our rapid assay products and instrument consumables. The impact from the distributor’s initial stocking orders to build inventory levels increased reported revenue growth by 1%. The impact from changes in U.S. distributors’ inventory levels reduced reported rapid assay revenue growth by 4%.
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
The increase in sales of practice information management systems and digital radiography resulted primarily from higher sales volumes of companion animal and equine radiography systems, higher sales of Cornerstone® practice information management systems and services, and the favorable impact of implementing tiered support service level offerings with differentiated pricing for our practice information management systems, partly offset by lower average unit prices for radiography systems due to increased competition.

The increase in sales of pharmaceutical products resulted primarily from higher sales volume and price increases, in each case related largely to PZI VET®, our insulin product for the treatment of diabetic cats.
Water. Revenue for Water increased $7.8 million, or 13%, to $66.2 million for the year ended December 31, 2007 from $58.5 million for the prior year. The increase resulted primarily from higher worldwide sales volume, partly offset by lower average unit sales prices due to both higher relative sales in geographies where products are sold at lower average unit sales prices and greater price competition in certain geographies. Higher sales volumes resulted in part from our commencement in September 2007 of distribution of certain water testing kits manufactured by Invitrogen Corporation (“Invitrogen”), which increased reported Water revenue growth by 2%. The favorable impact of currency exchange rates contributed 4% to the increase in Water revenue.
Production Animal Segment. Revenue for PAS increased $16.1 million, or 27%, to $75.1 million for the year ended December 31, 2007 from $58.9 million for the prior year. The increase resulted primarily from higher livestock diagnostics sales volume, including sales attributable to Institut Pourquier, a manufacturer of production animal diagnostic products in France that we acquired in March 2007. Sales of Pourquier products contributed 12% to PAS revenue growth. The favorable impact of higher sales volume was partly offset by lower average unit sales prices for our HerdChek® products that test for transmissible spongiform encephalopathies (“TSEs”) due to both greater price competition and higher relative sales in geographies where products are sold at lower average unit sales prices. The favorable impact of currency exchange rates contributed 7% to the increase in PAS revenue.
Other. Revenue for Other operating units increased $13.4 million, or 87%, to $28.8 million for the year ended December 31, 2007 from $15.4 million for the prior year due primarily to incremental revenue attributable to OPTI Medical, which was acquired in January 2007.
Gross Profit
Total Company. Gross profit increased $84.0 million, or 22%, to $463.5 million for the year ended December 31, 2007 from $379.5 million for the prior year. As a percentage of total revenue, gross profit decreased to 50% from 51%.
During 2007, we recognized a write-down of nitazoxanide raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator®, which resulted in an unfavorable impact of 1.1% of total company gross profit for the year ended December 31, 2007. These write-downs are included in cost of product revenue in the consolidated statement of operations. Our analysis of the realizability of these assets was triggered upon our receipt of notice from the third-party contract manufacturer of finished goods that it would discontinue manufacturing the product in 2009. Because of the low production volume of Navigator®, we believed that we would not be able to enter into a replacement manufacturing arrangement on economically feasible terms, and therefore we would not be able to obtain the product after termination of the existing manufacturing arrangement. Accordingly, we evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions.
Share-based compensation expense of $0.7 million was included in cost of revenue for the year ended December 31, 2007, compared to $1.1 million for the prior year. Beginning in 2007, we allocate share-based compensation expense to the operating segments based on headcount and other personnel data. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which was categorized as “unallocated amounts.” Share-based compensation expense was not allocated to our operating segments in 2006. Therefore, the total company share-based compensation expense was categorized as “unallocated amounts” for the year ended December 31, 2006.

The following table presents gross profit and gross profit percentage by operating segment:

For the Year Ended December 31,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$363,240	48.3%	$297,999	49.1%	$65,241	21.9%
Water	41,656	62.9%	38,441	65.7%	3,215	8.4%
PAS	46,728	62.2%	38,654	65.6%	8,074	20.9%
Other	11,377	39.5%	6,106	39.7%	5,271	86.3%
Unallocated amounts	521	N/A	(1,671)	N/A	2,192	N/A

Total Company	$463,522	50.2%	$379,529	51.3%	$83,993	22.1%

Companion Animal Group. Gross profit for CAG increased $65.2 million, or 22%, to $363.2 million for the year ended December 31, 2007 from $298.0 million for the prior year due primarily to increased sales volume across the CAG product and service lines, partly offset by a decrease in gross profit percentage to 48% from 49%. The write-down of pharmaceutical inventory and the related prepaid royalty impairment charge, discussed above, resulted in an unfavorable impact of 1.4% of CAG revenue. Greater relative sales of lower margin products and services, such as laboratory and consulting services and IDEXX VetLab® instruments, also contributed to the decrease in the gross profit percentage. These unfavorable impacts were partly offset by higher relative sales of our canine combination test product, SNAP®4Dx® and, to a lesser extent, all other CAG product and service lines, except in the Digital Radiography business; lower cost of slides that are sold for use in VetTest® Chemistry Analyzers; and the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.
Water. Gross profit for Water increased $3.2 million, or 8%, to $41.7 million for the year ended December 31, 2007 from $38.4 million for the prior year due to higher sales volume, partly offset by a decrease in the gross profit percentage to 63% from 66%. The decrease in gross profit percentage was due primarily to higher manufacturing costs; lower average unit sales prices, and greater relative sales of lower margin products, which was primarily due to the lower gross margin earned on certain water testing kits manufactured by Invitrogen Corporation (“Invitrogen”) that we began distributing in September 2007.
Production Animal Segment. Gross profit for PAS increased $8.1 million, or 21%, to $46.7 million for the year ended December 31, 2007 from $38.7 million for the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 62% from 66%. The gross profit percentage was unfavorably impacted by lower average unit sales prices; net higher production costs; the effect of purchase accounting for inventory acquired in connection with the Pourquier business acquisition; and a relatively lower gross profit rate realized on sales by Pourquier, largely offset by greater relative sales of higher margin products, exclusive of the impact of the Pourquier business. The gross profit percentage earned on sales by Pourquier, excluding the impact of purchase accounting, was lower than our historical PAS gross profit rate due to greater price competition in the primary markets served by Pourquier. Additionally, purchase accounting for inventory had an unfavorable impact of 0.8% of PAS revenue because finished goods inventory acquired in connection with a business acquisition are assigned a fair value that exceeds replacement cost, which results in a low gross margin on the sale of those finished goods by the acquirer. Additionally, decreases in the gross profit percentage were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.
Other. Gross profit for Other operating units increased $5.3 million, or 86%, to $11.4 million for the year ended December 31, 2007 from $6.1 million for the prior year due primarily to incremental revenue attributable to OPTI Medical, which resulted in incremental gross profit for the Other operating units. Excluding the acquisition of OPTI Medical, the gross profit percentage was 38% for the year ended December 31, 2007 compared to 40% for the prior year. The decrease in the gross profit percentage was due to lower average unit sales prices for certain Dairy products and higher manufacturing and distribution costs, partly offset by the favorable impact of the effect of foreign currency rates on sales denominated in those currencies.

Operating Expenses and Operating Income
Total Company. Total operating expenses increased $75.7 million, or 30%, to $327.3 million for the year ended December 31, 2007 from $251.6 million for the prior year. As a percentage of revenue, operating expenses increased to 35% from 34%.
Share-based compensation expense of $7.9 million was included in operating expenses for the year ended December 31, 2007, compared to $9.0 million for the prior year. Beginning in 2007, we allocate share-based compensation expense to the operating segments, as discussed above. The total company share-based compensation expense was categorized as “unallocated amounts” for the year ended December 31, 2006.
Operating income increased $8.3 million, or 6%, to $136.2 million for the year ended December 31, 2007 from $127.9 million for the prior year. As a percentage of revenue, operating income decreased to 15% from 17%.
The following tables present operating expenses and operating income by operating segment:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$261,877	34.8%	$197,239	32.5%	$64,638	32.8%
Water	14,809	22.4%	12,679	21.7%	2,130	16.8%
PAS	31,272	41.6%	22,482	38.1%	8,790	39.1%
Other	11,452	39.8%	4,254	27.6%	7,198	169.2%
Unallocated amounts	7,929	N/A	14,942	N/A	(7,013)	(46.9%)

Total Company	$327,339	35.5%	$251,596	34.0%	$75,743	30.1%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$101,363	13.5%	$100,760	16.6%	$603	.6%
Water	26,847	40.5%	25,762	44.1%	1,085	4.2%
PAS	15,456	20.6%	16,172	27.4%	(716)	(4.4%)
Other	(75)	(0.3%)	1,852	12.0%	(1,927)	(104.0%)
Unallocated amounts	(7,408)	N/A	(16,613)	N/A	9,205	55.4%

Total Company	$136,183	14.8%	$127,933	17.3%	$8,250	6.4%

Companion Animal Group. Operating expenses for CAG increased $64.6 million, or 33%, to $261.9 million for the year ended December 31, 2007 from $197.2 million for the prior year and, as a percentage of revenue, increased to 35% from 33%. Share-based compensation expense of $6.0 million, or 0.8% of revenue, was included in CAG operating expenses for the year ended December 31, 2007. The following table presents CAG operating expenses by functional area:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

Sales and marketing	$128,593	17.1%	$98,748	16.3%	$29,845	30.2%
General and administrative	87,179	11.6%	60,267	9.9%	26,912	44.7%
Research and development	46,105	6.1%	38,224	6.3%	7,881	20.6%

Total operating expenses	$261,877	34.8%	$197,239	32.5%	$64,638	32.8%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded worldwide sales, marketing and customer service support resources and higher sales commissions as a result of revenue performance. Additionally, the unfavorable impact of exchange rates on foreign currency denominated expenses, the inclusion of share-based compensation expense, and incremental expenses associated with businesses acquired subsequent to January 1, 2006 also contributed to the increase in sales and marketing expense.

The increase in general and administrative expense resulted primarily from higher personnel-related costs due, in part, to expanded resources and spending on information technology, facilities, and other general support functions. To a lesser extent, the inclusion of share-based compensation expense; incremental expenses associated with businesses acquired subsequent to January 1, 2006, comprised mainly of administrative expenses of a recurring nature to support the acquired businesses and amortization expense for intangible assets acquired; and the unfavorable impact of exchange rates on foreign currency denominated expenses also contributed to the increase in general and administrative expense.
The increase in research and development expense resulted primarily from increased product development spending, including additional professional resources, related primarily to IDEXX VetLab® instrumentation and rapid assay products. To a lesser extent, product development activities in all other CAG product and service categories and the inclusion of share-based compensation expense also contributed to the increases in research and development expense.
Water. Operating expenses for Water increased $2.1 million, or 17%, to $14.8 million for the year ended December 31, 2007 from $12.7 million for the prior year and, as a percentage of revenue, were approximately constant at 22%. Share-based compensation expense of $0.4 million, or 0.6% of revenue, was included in Water operating expenses for the year ended December 31, 2007. The following table presents Water expenses by functional area:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

Sales and marketing	$6,791	10.3%	$5,465	9.3%	$1,326	24.3%
General and administrative	5,532	8.4%	5,167	8.8%	365	7.1%
Research and development	2,486	3.8%	2,047	3.5%	439	21.4%

Total operating expenses	$14,809	22.4%	$12,679	21.7%	$2,130	16.8%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded headcount and, to a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses. The increase in general and administrative expense resulted primarily from the inclusion of share-based compensation expense and higher spending on information technology, facilities, and other general support functions, partly offset by the favorable comparison due to costs incurred during the third quarter of 2006 to consolidate our office and production facilities based in the United Kingdom into a single facility and other net cost reductions. The increase in research and development expense resulted primarily from higher costs associated with coliform and E. coli water test product development.
Production Animal Segment. Operating expenses for PAS increased $8.8 million, or 39%, to $31.3 million for the year ended December 31, 2007 from $22.5 million for the prior year and, as a percentage of revenue, increased to 42% from 38%. Share-based compensation expense of $0.8 million, or 1.0% of revenue, was included in PAS operating expenses for the year ended December 31, 2007. The following table presents PAS operating expenses by functional area:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

Sales and marketing	$12,234	16.3%	$8,162	13.8%	$4,072	49.9%
General and administrative	11,347	15.1%	9,258	15.7%	2,089	22.6%
Research and development	7,691	10.2%	5,062	8.6%	2,629	51.9%

Total operating expenses	$31,272	41.6%	$22,482	38.1%	$8,790	39.1%

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
Other. Operating expenses for Other operating units increased $7.2 million to $11.5 million for the year ended December 31, 2007 from $4.3 million for the prior year due primarily to incremental expenses attributable to OPTI Medical, which was acquired in January 2007. These costs are mainly composed of operating expenses of a recurring nature to support the OPTI Medical business and amortization expense for intangible assets acquired. Share-based compensation expense of $0.3 million, or 1.0% of revenue, was included in Other operating expenses for the year ended December 31, 2007.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $7.0 million to $7.9 million for the year ended December 31, 2007 from $14.9 million for the prior year. As described above, share-based compensation expense was not allocated to our operating segments in 2006. Therefore, total company share-based compensation expense included in operating expenses for the year ended December 31, 2006 of $9.0 million was categorized as “unallocated amounts.” Beginning in 2007, we allocate a portion of share-based compensation expense to the operating segments. The unallocated share-based compensation expense for the year ended December 31, 2007 was $0.5 million. Corporate research and development expense was also included in “unallocated amounts” for both periods and grew mainly due to personnel additions in 2007 to support increased long-term product development activities.
Interest Income and Interest Expense
Interest income was $2.8 million for the year ended December 31, 2007 compared to $3.3 million for the year ended December 31, 2006. The decrease in interest income was due primarily to lower invested cash balances, partly offset by higher effective interest rates.
Interest expense was $4.2 million for the year ended December 31, 2007 compared to $0.5 million for the year ended December 31, 2006. The increase in interest expense was due primarily to interest expense incurred on borrowings under a revolving credit facility.
Provision for Income Taxes
Our effective income tax rate was 30.3% for the year ended December 31, 2007 and 28.4% for the year ended December 31, 2006. The increase in tax rate is primarily attributable to several non-recurring items that benefited the tax rate in the year ended December 31, 2006. These 2006 items included the resolution of an income tax audit for years ended December 31, 2003 and 2004, a reduction of previously recorded deferred tax liabilities as a result of obtaining certain multi-year tax incentives and the release of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability. Offsetting the impact of the items occurring in 2006 were several favorable impacts to our rate that occurred during the year ended December 31, 2007. These items included an increase in certain federal tax incentives due to changes in legislation, tax benefits related to reductions in international rates, and the recognition of state tax benefits resulting from the completion of an audit.

We anticipate recognizing approximately $0.5 million of income tax benefits that have not been recognized at December 31, 2007 in accordance with FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The income tax benefits are primarily due to the lapse in the statute of limitations for various foreign and state tax jurisdictions.
Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005
Revenue
Total Company. Revenue increased $101.0 million, or 16%, to $739.1 million for the year ended December 31, 2006 from $638.1 million for the prior year. The following table presents revenue by reportable operating segment:

For the Year Ended December 31,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2006	2005	Change	Change	Currency (1)	Acquisitions (2)	Effect

CAG	$606,319	$520,830	$85,489	16.4%	0.3%	2.4%	13.7%
Water	58,466	56,760	1,706	3.0%	0.8%	—	2.2%
PAS	58,940	44,945	13,995	31.1%	0.9%	—	30.2%
Other	15,392	15,560	(168)	(1.1%)	(0.1%)	—	(1.0%)

Total	$739,117	$638,095	$101,022	15.8%	0.4%	1.8%	13.6%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the year ended December 31, 2005 to the year ended December 31, 2006.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the year ended December 31, 2006 compared to the year ended December 31, 2005 from businesses acquired subsequent to January 1, 2005.
Companion Animal Group. Revenue for CAG increased $85.5 million, or 16%, to $606.3 million for the year ended December 31, 2006 from $520.8 million for the prior year. Incremental sales from businesses acquired since January 1, 2005, consisting primarily of veterinary reference laboratories, a digital radiography business, and intellectual property and distribution rights of a veterinary diagnostics business, contributed 2% to CAG revenue growth. The following table presents revenue by product and service categories for CAG:

For the Year Ended December 31,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2006	2005	Change	Change	Currency (1)	Acquisitions (2)	Effect

Instruments and consumables	$242,312	$217,537	$24,775	11.4%	0.5%	—	10.9%
Rapid assay products	114,536	100,255	14,281	14.2%	(0.1%)	1.6%	12.7%
Laboratory and consulting services	187,114	156,425	30,689	19.6%	0.2%	4.5%	14.9%
Practice information systems and digital radiography	44,427	32,589	11,838	36.3%	0.9%	11.5%	23.9%
Pharmaceutical products	17,930	14,024	3,906	27.9%	—	—	27.9%

Net CAG revenue	$606,319	$520,830	$85,489	16.4%	0.3%	2.4%	13.7%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the year ended December 31, 2006 to the year ended December 31, 2005.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the year ended December 31, 2006 compared to the year ended December 31, 2005 from businesses acquired subsequent to January 1, 2005.

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
The increase in sales of rapid assay products was due primarily to increased sales volume of canine products, including sales of SNAP®4Dx®, which was launched in the U.S. in September 2006. The impact from changes in distributors’ inventory levels increased reported rapid assay revenue growth by 3%. To a lesser extent, higher average unit sales prices of canine products, in part due to less promotional discounting and higher relative sales of combination test products, also contributed to rapid assay revenue growth. These increases were partly offset by lower average unit sales prices of feline products, partly due to greater promotional discounting. Incremental sales of rapid assay products for which we acquired distribution rights in the second quarter of 2006 contributed 2% to rapid assay revenue growth.
The increase in sales of laboratory and consulting services resulted primarily from higher testing volume and, to a lesser extent, the impact of price increases and incremental sales attributable to acquisitions between January 1, 2005 and December 31, 2006. Businesses acquired since January 1, 2005 contributed 4% to laboratory and consulting services revenue growth.
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
Water. Revenue for Water increased $1.7 million, or 3%, to $58.5 million for the year ended December 31, 2006 from $56.8 million for the prior year. The increase resulted primarily from higher sales volume in the Americas and Europe and, to a lesser extent, to higher average unit sales prices. The favorable impact of currency exchange rates contributed an aggregate of $0.5 million, or 1%, to the increase in Water revenue.
Production Animal Segment. Revenue for PAS increased $14.0 million, or 31%, to $58.9 million for the year ended December 31, 2006 from $44.9 million for the prior year. The increase resulted primarily from higher worldwide livestock diagnostics sales volume, including, notably, sales in Europe of our HerdChek® products that test for transmissible spongiform encephalopathies. To a lesser extent, increased average unit sales prices in certain geographies, higher relative sales in geographies where products are sold at higher unit prices, and higher poultry diagnostics sales volume in the Americas also contributed to production animal products revenue growth. The favorable impact of currency exchange rates contributed an aggregate of $0.4 million, or 1%, to the increase in PAS revenue.

Gross Profit
Total Company. Gross profit increased $56.6 million, or 18%, to $379.5 million for the year ended December 31, 2006 from $322.9 million for the prior year. As a percentage of total revenue, gross profit was approximately constant at 51%.
We adopted the provisions of SFAS No. 123(R) and began expensing share-based compensation beginning on January 1, 2006, which had a negative impact on our gross profit percentages and on operating margins. For the year ended December 31, 2006, share-based compensation expense was not allocated to our operating segments and therefore has been categorized as “unallocated amounts.” The following table presents gross profit and gross profit percentage by reportable segment:

For the Year Ended December 31,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2006	Revenue	2005	Revenue	Change	Change

CAG	$297,999	49.1%	$250,409	48.1%	$47,590	19.0%
Water	38,441	65.7%	38,277	67.4%	164	0.4%
PAS	38,654	65.6%	27,788	61.8%	10,866	39.1%
Other	6,106	39.7%	6,426	41.3%	(320)	(5.0%)
Unallocated amounts	(1,671)	N/A	—	N/A	(1,671)	N/A

Total Company	$379,529	51.3%	$322,900	50.6%	$56,629	17.5%

Companion Animal Group. Gross profit for CAG increased $47.6 million, or 19%, to $298.0 million for the year ended December 31, 2006 from $250.4 million for the prior year due primarily to increased sales volume across the CAG product lines and, to a lesser extent, to an increase in the gross profit percentage to 49% from 48% for the prior year. The increase in the gross profit percentage was largely due to lower cost of slides that are sold for use in VetTest® Chemistry Analyzers under the agreement with our supplier and higher average selling prices. The increase in the gross profit percentage was partly offset by greater relative sales of lower margin products and services such as laboratory and consulting services.
Water. Gross profit for Water increased $0.2 million to $38.4 million for the year ended December 31, 2006 from $38.3 million for the prior year due to higher sales volume, partly offset by a decrease in the gross profit percentage to 66% from 67%. The gross profit percentage was unfavorably impacted by increased freight and distribution costs and higher relative sales of lower margin products.
Production Animal Segment. Gross profit for PAS increased $10.9 million, or 39%, to $38.7 million for the year ended December 31, 2006 from $27.8 million for the prior year due primarily to increased sales volume and, to a lesser extent, to an increase in the gross profit percentage to 66% from 62%. The gross profit percentage was favorably impacted by higher relative sales of higher margin livestock products, the absence in 2006 of certain discrete costs that occurred in 2005, and higher average unit sales prices. Discrete costs in 2005 comprised integration costs and the impacts of purchase accounting that were associated with an acquisition in December 2004.
Operating Expenses and Operating Income
Total Company. Total operating expenses increased $44.0 million to $251.6 million for the year ended December 31, 2006 from $207.6 million for the prior year. As a percentage of revenue, operating expenses increased to 34% from 33% for the prior year. The change in accounting for share-based compensation beginning January 1, 2006 resulted in an increase of $9.0 million, or 4%, in total company operating expenses for 2006. For the year ended December 31, 2006, share-based compensation expense was not allocated to our operating segments and therefore has been categorized as “unallocated amounts.”
Operating income increased $12.6 million to $127.9 million for the year ended December 31, 2006 from $115.3 million for the prior year. As a percentage of revenue, operating income decreased to 17% from 18%. The change in accounting for share-based compensation beginning January 1, 2006 had a negative impact of 1% on reported operating income as a percentage of total company revenue.

The following tables present operating expenses and operating income by reportable segment:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2006	Revenue	2005	Revenue	Change	Change

CAG	$197,239	32.5%	$167,439	32.1%	$29,800	17.8%
Water	12,679	21.7%	12,303	21.7%	376	3.1%
PAS	22,482	38.1%	20,471	45.5%	2,011	9.8%
Other	4,254	27.6%	3,849	24.7%	405	10.5%
Unallocated amounts	14,942	N/A	3,507	N/A	11,435	326.1%

Total Company	$251,596	34.0%	$207,569	32.5%	$44,027	21.2%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2006	Revenue	2005	Revenue	Change	Change

CAG	$100,760	16.6%	$82,970	15.9%	$17,790	21.4%
Water	25,762	44.1%	25,974	45.8%	(212)	(0.8%)
PAS	16,172	27.4%	7,317	16.3%	8,855	121.0%
Other	1,852	12.0%	2,577	16.6%	(725)	(28.1%)
Unallocated amounts	(16,613)	N/A	(3,507)	N/A	(13,106)	(373.7%)

Total Company	$127,933	17.3%	$115,331	18.1%	$12,602	10.9%

Companion Animal Group. Operating expenses for CAG increased $29.8 million, or 18%, to $197.2 million for the year ended December 31, 2006 from $167.4 million for the prior year and, as a percentage of revenue, increased to 33% from 32%. The following table presents CAG operating expenses by functional area:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2006	Revenue	2005	Revenue	Change	Change

Sales and marketing	$98,748	16.3%	$87,421	16.8%	$11,327	13.0%
General and administrative	60,267	9.9%	50,194	9.6%	10,073	20.1%
Research and development	38,224	6.3%	29,824	5.7%	8,400	28.2%

Total operating expenses	$197,239	32.5%	$167,439	32.1%	$29,800	17.8%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs due, in part, to expanded worldwide sales, marketing and customer service headcount and to higher sales commissions as a result of revenue performance. To a lesser extent, incremental activities associated with businesses acquired since January 1, 2005 also contributed to the increase in sales and marketing expense.
The increase in general and administrative expense resulted primarily from higher spending on facilities, information technology and other general support functions. To a lesser extent, incremental expenses associated with businesses acquired since January 1, 2005, comprised mainly of amortization expense for intangible assets acquired and general and administrative expenses of a recurring nature to support the acquired businesses, also contributed to the increase in general and administrative expense. Increases in general and administrative expenses were partly offset by the favorable impact of net transaction gains on foreign currency denominated expenses in 2006 compared to transaction losses in 2005.
The increase in research and development expense resulted primarily from increased product development spending related primarily to IDEXX VetLab® instrumentation and, to a lesser extent, rapid assay and digital radiography products.

Water. Operating expenses for Water increased $0.4 million, or 3%, to $12.7 million for the year ended December 31, 2006 from $12.3 million for the prior year and, as a percentage of revenue, were constant at 22%. The following table presents Water operating expenses by functional area:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2006	Revenue	2005	Revenue	Change	Change

Sales and marketing	$5,465	9.3%	$5,319	9.4%	$146	2.7%
General and administrative	5,167	8.8%	4,822	8.5%	345	7.2%
Research and development	2,047	3.5%	2,162	3.8%	(115)	(5.3%)

Total operating expenses	$12,679	21.7%	$12,303	21.7%	$376	3.1%

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
Production Animal Segment. Operating expenses for PAS increased $2.0 million, or 10%, to $22.5 million for the year ended December 31, 2006 from $20.5 million for the prior year. As a percentage of revenue, PAS operating expenses decreased to 38% from 46%. The following table presents PAS operating expenses by functional area:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2006	Revenue	2005	Revenue	Change	Change

Sales and marketing	$8,162	13.8%	$7,280	16.2%	$882	12.1%
General and administrative	9,258	15.7%	8,146	18.1%	1,112	13.7%
Research and development	5,062	8.6%	5,045	11.2%	17	0.3%

Total operating expenses	$22,482	38.1%	$20,471	45.5%	$2,011	9.8%

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
Unallocated Amounts. Operating expenses that are not allocated to our operating segments, consisting primarily of the company-wide share-based compensation expense and corporate research and development, increased $11.4 million to $14.9 million for the year ended December 31, 2006 from $3.5 million for the prior year. This increase is primarily due to the inclusion of share-based compensation expense of $9.0 million in 2006 due to the adoption of SFAS No. 123(R) on January 1, 2006. Corporate research and development expense grew mainly due to personnel additions in 2005 and 2006 to support increased long-term product development activities.

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
RECENT ACCOUNTING PRONOUNCEMENTS
A discussion of recent accounting pronouncements is included in Note 2(r) to the consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our credit facilities. At December 31, 2007 and December 31, 2006, we had $60.4 million and $96.7 million, respectively, of cash and cash equivalents and short-term investments, and working capital of $82.3 million and $177.5 million, respectively. Additionally, at December 31, 2007, we had borrowing availability under our revolving credit facility of $52.8 million. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our credit facilities will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs. We further believe that we could obtain additional borrowings at customary interest rates to fund our growth objectives. In February 2008, we increased the aggregate principal amount available under our unsecured revolving credit facility to $200.0 million. The extent and timing of acquisitions-related spending and repurchases of our common stock could cause variations in our liquidity and leverage levels.
We consider certain operating earnings of non-United States subsidiaries to be indefinitely invested outside the U.S. Changes to this policy could have adverse tax consequences. Subject to this policy, we manage our worldwide cash requirements considering available funds among all of our subsidiaries. Foreign cash balances are generally available without legal restrictions to fund ordinary business operations outside the U.S.

The following table presents additional key information concerning working capital:

	For the Three Months
	Ended December 31,
	2007	2006

Days sales outstanding	39	38
Inventory turns	2.3	1.9
Sources and Uses of Cash
Cash generated by operating activities was $135.1 million for the year ended December 31, 2007, compared to $109.8 million for the same period in 2006. The total of net income and net non-cash charges was $136.1 million for the year ended December 31, 2007, compared to $120.0 million for the same period in 2006.
We have historically experienced proportionally lower or net negative cash flows from operating activities during the first quarter and net positive cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:
•	We have agreements with certain suppliers that require us to make minimum annual inventory purchases, in some cases in order to retain exclusive distribution rights, and we have other agreements with suppliers that provide for lower pricing based on annual purchase volumes. We may place a higher volume of purchase orders for inventory during the fourth quarter in order to meet our minimum commitments or realize volume pricing discounts and we receive that inventory in the fourth or first quarters and pay in the first quarter. The specific facts and circumstances that we consider in determining the timing and level of inventory purchases throughout the year related to these agreements may yield inconsistent cash flows from operations, most typically in the first and fourth quarters.

•	We have management and non-management employee incentive programs that provide for the payment of annual bonuses in the first quarter following the year for which the bonuses were earned.

•	In the U.S., we pay our final income tax payments for each fiscal year on March 15th of the following year, in addition to paying our first quarter payment for the current fiscal year. Our method of depositing estimated taxes delays a portion of the payment relating to the preceding year until this final payment date and, as a result, tax payments are higher in the first quarter of each year.
Net income for the year ended December 31, 2007 increased $0.3 million to $94.0 million from $93.7 million for the prior year. Income adjusted for noncash items and the tax benefit from exercises of stock options was $145.4 million, compared to $129.4 million, resulting in a year-to-year increase of $16.0 million. The changes in noncash adjustments are primarily due to the inclusion in net income for the year ended December 31, 2007 of the write-down of Navigator® inventory and the associated royalty license impairment of $10.1 million and the increase in depreciation and amortization expense for the year ended December 31, 2007, compared to the prior year, of $11.2 million. The increase in depreciation and amortization expense is due, in part, to the increase in amortization expense recognized for acquired intangibles assets of $3.7 million. See Notes 3, 6 and 8 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our acquisitions of businesses and intangible assets, the Navigator® inventory write-down, and intangible assets, respectively.
During the year ended December 31, 2007, cash decreased by $1.0 million due to changes in operating assets and liabilities, compared to a decrease in the same period of 2006 of $10.2 million, resulting in a year-to-year change of $9.2 million. The decrease in cash used by changes in operating assets and liabilities, compared to 2006, was primarily attributable to $20.4 million less cash used by changes in inventory and an increase of $15.5 million of cash provided by increases in accounts payable and accrued expenses, partly offset by an increase of $19.0 million of cash used to fund increases in accounts receivable and $8.7 million used for other assets. The decrease in cash used by inventory compared to the same period of 2006 was due, in part, to the receipt in the first quarter of 2006 of VetTest® slide inventory receipts from our supplier that were deferred from the fourth quarter of 2005, which resulted in an unusually large increase in VetTest® slide inventory during the year ended December 31, 2006.

Additionally, during 2007, certain inventory levels that grew during the later part of 2006 subsequently decreased due to consumption and sales. These inventory levels had increased during the second half of 2006 in preparation for a supplier’s production facility transition and to ensure adequate supply of certain instrument components and accessories that were being discontinued by the manufacturers. The increase in cash provided by accounts payable and accrued expenses was due, in part, to higher development costs associated with new products that were launched during the first quarter of 2008; incremental receipts of VetTest® slide inventory near the end of 2007; incremental royalties payable due to higher revenue, including revenue from businesses acquired during 2007; and higher deferred rent liabilities, including real estate rental obligations associated with business acquisitions. The increase in cash used to fund accounts receivable was due largely to higher sales during the three months and the year ended December 31, 2007.
Cash used by investing activities was $121.1 million for the year ended December 31, 2007, compared to cash used of $40.7 million for the same period of 2006. The increase in cash used by investing activities for 2007, compared to 2006, was largely due to $64.7 million of incremental cash used for business acquisitions and intangible assets, which are described below, and incremental purchases of property and equipment of $32.8 million. These decreases in cash were partly offset by higher net proceeds from investments in 2007 of $4.3 million and the absence of expenditures on land and buildings in 2007 compared to $12.1 million during 2006, primarily for the purchase of our Westbrook, Maine facility.
We paid $86.6 million and assumed liabilities, including contingent liabilities and deferred tax liabilities associated with purchase accounting, of $17.9 million to acquire businesses and certain intangible assets that did not comprise businesses during the year ended December 31, 2007. We also paid $3.2 million in relation to businesses acquired in prior years. In January 2007, we acquired substantially all of the assets and assumed certain liabilities of the Critical Care Division of Osmetech plc. The acquired business is based in the United States and develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical and veterinary diagnostics markets. In March 2007, we acquired all of the equity of Vita-Tech Canada Inc. (“Vita-Tech”) and Institut Pourquier SAS (“Pourquier”) in separate transactions. Vita-Tech is the largest provider of reference laboratory testing services to veterinarians in Canada and has operations in Toronto and Montreal, Canada. Pourquier is based in Montpellier, France and develops, designs, manufactures, and distributes production animal diagnostic products. In March and October 2007, we acquired veterinary reference laboratories located in the United States. We also acquired certain assets of other veterinary reference laboratories during the year ended December 31, 2007 that did not comprise businesses. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our acquisitions of businesses.
We paid $65.1 million to purchase fixed assets and $1.1 million to acquire rental instruments sold under recourse during the year ended December 31, 2007. Our total capital expenditures for 2007 included approximately $13 million towards the renovation and expansion of our primary facility in Westbrook, Maine. We preliminarily project additional capital spending of approximately $140 million during 2008 through 2011 to complete this project, with $75 million of the projected spending during 2008. The first phase of this project will provide more efficient manufacturing and research and development facilities.
In January 2007, we entered into an unsecured short-term revolving credit facility with a bank in the principal amount of $125.0 million that would have matured on June 30, 2007. On March 30, 2007, we refinanced this short-term facility by entering into an unsecured revolving credit facility with four multinational banks that matures on March 30, 2012 (the “Credit Facility”). In February 2008, we increased the aggregate principal amount available under our unsecured revolving credit facility to $200.0 million. The Credit Facility may be used for general corporate purposes, including repurchases of our common stock and business acquisitions. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At December 31, 2007, we had $72.2 million outstanding under the Credit Facility.

The board of directors has authorized the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to December 31, 2007, we repurchased 33,148,000 shares. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our employee share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 15 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.
Other Commitments, Contingencies and Guarantees
Under our workers’ compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident and aggregate claim liability based on payroll for each year. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized cumulative expenses of $0.3 million, $1.2 million, $0.5 million, $0.8 million and $0.9 million for claims incurred during the years ended December 31, 2007 through 2003, respectively. Claims incurred during the year ended December 31, 2007 and year ended December 31, 2006 are relatively new and significant additional healthcare and wage indemnification costs could arise from those claims. Our liability for claims incurred during the years ended December 31, 2007 and 2006 could exceed our estimates and we could be liable for up to $2.5 million and $1.0 million, respectively, in excess of the expense we have recognized. For the three years ended on or prior to December 31, 2005, based on our retained claim liability per incident and our aggregate claim liability, our maximum liability at December 31, 2007 is $0.4 million in excess of the amounts deemed probable and previously recognized. In connection with these policies, we have outstanding letters of credit totaling $2.1 million to the insurance companies as security for these claims.
We have commitments outstanding at December 31, 2007 for additional purchase price payments of up to $1.7 million in connection with acquisitions of businesses and intangible assets during the current and prior periods, of which $0.8 million is contingent on the achievement by certain acquired businesses of specified milestones. We also have agreed to make additional payments of up to $0.8 million to sellers of certain acquired businesses that are conditional upon those sellers providing future services to IDEXX for specified periods of time.
In January 2008, we paid $4.4 million to acquire certain technology licensing rights and agreed to future royalty and milestone payments based on the issuance of a certain patent to the licensor and revenue from products and services incorporating that technology.
In October 2005, our former supplier of VetAutoread™ Hematology Analyzers and consumables sold this business (including the human hematology testing products division) and we simultaneously entered into a new supply agreement for these products with the acquirer of the business. Under this new supply agreement, we received fixed pricing on certain products through December 31, 2020, among other benefits. In partial consideration for this new supply agreement, we paid cash of $2.5 million to the acquirer and guaranteed the acquirer’s note (the “Note”) in the principal amount of $3.5 million given to our former supplier in partial consideration for the business. The acquirer is obligated to pay the Note through quarterly principal and interest payments through 2008 and to pay the remaining balance in 2008. The principal balance of the note that we have guaranteed is $1.7 million at December 31, 2007. We recorded the fair value of the guaranty of $0.5 million and recognized the associated assets as of the effective date of the agreement. At December 31, 2007, we have written off the guaranty liability because our recognized contractual liabilities to the supplier exceed the principal balance of the Note and a legal right of offset exists whereby we may elect to pay to the holder of the Note the amounts otherwise due to the supplier. We are obligated to make a second payment of $1.25 million upon the achievement of certain milestones by the acquirer, which occurred in January 2008, and a third payment of $1.25 million in January 2009. The proceeds of the second payment were used to reduce the Note balance. In February 2008, the acquirer paid the remaining payment under the Note, which released our guaranty.

We are contractually obligated to make the following payments in the years below:

(in thousands)	Total	2008	2009–2010	2011–2012	After 2012

Long-term debt obligations (1)	$7,998	$1,091	$2,181	$2,181	$2,545
Operating leases	54,549	9,498	15,731	11,076	18,244
Purchase obligations (2)	262,575	238,991	23,584	—	—
Minimum royalty payments	10,926	2,136	3,018	2,932	2,840
Other long-term liabilities (3)	3,621	2,921	700	—	—

Total contractual cash obligations	$339,669	$254,637	$45,214	$16,189	$23,629

(1)	Long-term debt amounts include interest payments associated with long-term debt.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchase transactions. Of this amount, $225.2 million represents amounts committed under purchase orders and $35.4 million represents our minimum purchase obligation under our VetTest® supply agreement with Ortho.

(3)	Other long-term liabilities are liabilities that are reflected on our consolidated balance sheet in this Annual Report on Form 10-K and include warranty obligations and commitments for additional acquisition purchase price payments. These liabilities do not reflect unrecognized tax benefits of $5.1 million as the timing of recognition is uncertain. Refer to Note 11 of the consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K for additional discussion on unrecognized tax benefits.
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
Our subsidiaries enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with their anticipated intercompany inventory purchases for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions.
Our hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2007. We enter into currency exchange contracts for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of income. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. At December 31, 2007, we had $1.3 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.6 million in taxes.
Our currency rate exposure at December 31, 2007 consisted of local currency revenues and expenses, the impact of hedge contracts and balances denominated in a currency other than the Company’s or our subsidiaries’ functional currencies. Based on our overall currency rate exposure, excluding unrealized losses of $1.9 million at December 31, 2007 and unrealized losses of $2.0 million at December 31, 2006 on foreign exchange contracts designated as hedges, a 10% weakening or strengthening of the U.S. dollar relative to foreign currencies at December 31, 2007 would increase or decrease operating income, respectively, by approximately $3.4 million in 2008 and a 10% weakening or strengthening of the U.S. dollar from December 31, 2006 would have increased or decreased operating income, respectively, by approximately $3.1 million in 2007. At December 31, 2007, a 10% weakening or strengthening of the U.S. dollar relative to foreign currencies, excluding the impact of hedge contracts currently in place, would increase or reduce operating income, respectively, by approximately $15.7 million in 2008, compared to $13.9 million in 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2007, our chief executive officer and chief financial officer have concluded that, at the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.
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
We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway commission. Based on this evaluation, we conclude that, at December 31, 2007, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting at December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Certifications
The certifications with respect to disclosure controls and procedures and internal control over financial reporting of the Company’s chief executive officer and chief financial officer are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to Directors is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance” and “Election of Directors” in the Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Compensation Discussion and Analysis”, “Executive Compensation and Related Information”, “Corporate Governance – Director Compensation”, and “Compensation Committee Report” in the Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation and Related Information” and “Ownership of Common Stock by Directors and Officers” in the Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Party Transactions”, “Executive Compensation and Related Information – Employment Agreements” and “Corporate Governance – Director Independence” in the Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Auditors’ Fees” in the Company’s definitive proxy statement with respect to its 2008 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:

(a) (1) and (a) (2)	The financial statements set forth in the Index to Consolidated Financial Statements and the Consolidated Financial Statement Schedule are filed as a part of this Annual Report on Form 10-K commencing on page F-1.

(a)(3) and (c)	The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEXX LABORATORIES, INC.
	By:	/s/ Jonathan W. Ayers
Date: February 27, 2008		Jonathan W. Ayers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan W. Ayers Jonathan W. Ayers	President, Chief Executive Officer and Chairman of the Board of Directors	February 27, 2008

/s/ Merilee Raines Merilee Raines	Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2008

/s/ Thomas Craig	Director	February 27, 2008

Thomas Craig

/s/ Errol B. De Souza, PhD	Director	February 27, 2008
Errol B. De Souza, PhD

/s/ William T. End	Director	February 27, 2008
William T. End

/s/ Rebecca M. Henderson, PhD	Director	February 27, 2008
Rebecca M. Henderson, PhD

/s/ Barry C. Johnson, PhD	Director	February 27, 2008
Barry C. Johnson, PhD

/s/ Brian P. McKeon	Director	February 27, 2008
Brian P. McKeon

/s/ Robert J. Murray	Director	February 27, 2008
Robert J. Murray

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management of Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share based-compensation in 2006 and the manner in which it accounts for uncertain tax positions and compensated absences in 2007.
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
February 27, 2008

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$60,360	$61,666
Short-term investments	—	35,000
Accounts receivable, less reserves of $1,742 and $1,783 in 2007 and 2006, respectively	108,384	81,389
Inventories	98,804	95,996
Deferred income tax assets	23,606	16,884
Other current assets	14,509	11,328

Total current assets	305,663	302,263
Property and equipment, net	141,852	99,628

Goodwill and other intangible assets, net	236,414	148,179
Other long-term assets, net	18,250	9,490

	254,664	157,669

TOTAL ASSETS	$702,179	$559,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,510	$24,374
Accrued expenses	29,182	24,870
Accrued employee compensation and related expenses	44,753	33,368
Accrued taxes	18,206	18,465
Accrued customer programs	15,107	14,012
Short-term debt	72,236	—
Current portion of long-term debt	720	678
Deferred revenue	10,678	8,976

Total current liabilities	223,392	124,743
Long-term Liabilities:
Deferred tax liabilities	14,697	7,154
Long-term debt, net of current portion	5,727	6,447
Warranty reserves	—	194
Deferred revenue	6,210	6,834
Other long-term liabilities	13,830	4,327

Total long-term liabilities	40,464	24,956

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized 240,000; Issued: 94,504 and 93,242 in 2007 and 2006, respectively	9,450	9,324
Additional paid-in capital	514,773	475,331
Deferred stock units: Outstanding: 82 and 62 units in 2007 and 2006, respectively	2,201	1,852
Retained earnings	585,862	490,614
Accumulated other comprehensive income	22,705	10,566
Treasury stock, at cost: 33,500 and 30,912 in 2007 and 2006, respectively	(696,668)	(577,826)

Total stockholders’ equity	438,323	409,861

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$702,179	$559,560

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Revenue:
Product revenue	$632,186	$525,352	$460,495
Service revenue	290,369	213,765	177,600

	922,555	739,117	638,095
Cost of revenue:
Cost of product revenue	260,296	215,314	194,252
Cost of service revenue	198,737	144,274	120,943

	459,033	359,588	315,195

Gross profit	463,522	379,529	322,900

Expenses:
Sales and marketing	151,882	115,882	101,990
General and administrative	108,119	82,097	64,631
Research and development	67,338	53,617	40,948

Income from operations	136,183	127,933	115,331
Interest expense	(4,179)	(462)	(96)
Interest income	2,839	3,279	3,237

Income before provisions for income taxes and partner’s interest	134,843	130,750	118,472
Provision for income taxes	40,829	37,224	40,670
Partner’s interest in loss of subsidiary	—	(152)	(452)

Net income	$94,014	$93,678	$78,254

Earnings per share:
Basic	$1.53	$1.49	$1.20

Diluted	$1.46	$1.42	$1.15

Weighted average shares outstanding:
Basic	61,560	62,866	65,043

Diluted	64,455	65,907	68,109

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

						Accumulated
	Common Stock		Additional			Other		Total
	Number of	$ 0.10	Paid-in	Deferred	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Par Value	Capital	Stock Units	Earnings	Income (Loss)	Stock	Equity
Balance January 1, 2005	90,435	$9,044	$406,295	$665	$318,682	$11,301	$(348,327)	$397,660
Comprehensive income (loss):
Net income	—	—	—	—	78,254	—	—	78,254
Unrealized gain on investments, net of tax of $15	—	—	—	—	—	23	—	23
Unrealized gain on foreign currency forward contracts, net of tax of $1,703	—	—	—	—	—	3,403	—	3,403
Translation adjustment	—	—	—	—	—	(13,861)	—	(13,861)

Total comprehensive income	—	—	—	—	—	—	—	67,819
Purchase of treasury stock	—	—	—	—	—	—	(123,769)	(123,769)
Common stock issued under employee stock option and purchase plans, including excess tax benefit	1,442	144	26,505	—	—	—	—	26,649
Issuance of deferred stock units	—	—	—	651	—	—	—	651

Balance December 31, 2005	91,877	9,188	432,800	1,316	396,936	866	(472,096)	369,010

Comprehensive income (loss):
Net income	—	—	—	—	93,678	—	—	93,678
Unrealized gain on investments, net of tax of $29	—	—	—	—	—	46	—	46
Unrealized loss on foreign currency forward contracts, net of tax of $942	—	—	—	—	—	(1,873)	—	(1,873)
Translation adjustment	—	—	—	—	—	11,527	—	11,527

Total comprehensive income	—	—	—	—	—	—	—	103,378
Purchase of treasury stock	—	—	—	—	—	—	(105,730)	(105,730)
Common stock issued under employee stock option and purchase plans, including excess tax benefit	1,361	136	31,894	—	—	—	—	32,030
Common stock issued under employee restricted and deferred stock plans	4	—	123	(123)	—	—	—	—
Issuance of deferred stock units	—	—	—	659				659
Share-based compensation cost recognized	—	—	10,514	—	—	—	—	10,514

Balance December 31, 2006	93,242	9,324	475,331	1,852	490,614	10,566	(577,826)	409,861

Cumulative effect of change in accounting principle	—	—	(260)	—	1,234	—	—	974
Comprehensive income (loss):
Net income	—	—	—	—	94,014	—	—	94,014
Unrealized loss on investments, net of tax of $107	—	—	—	—	—	(182)	—	(182)
Unrealized gain on foreign currency forward contracts, net of tax of $74	—	—	—	—	—	19	—	19
Translation adjustment	—	—	—	—	—	12,302	—	12,302

Total comprehensive income	—	—	—	—	—	—	—	106,153
Purchase of treasury stock	—	—	—	—	—	—	(118,842)	(118,842)
Common stock issued under employee stock option and purchase plans, including excess tax benefit	1,231	123	31,565	—	—	—	—	31,688
Common stock issued under employee restricted and deferred stock plans	31	3	29	(32)	—	—	—	—
Issuance of deferred stock units	—	—	—	381	—	—	—	381
Share-based compensation cost recognized	—	—	8,108	—	—	—	—	8,108

	94,504	$9,450	$514,773	$2,201	$585,862	$22,705	$(696,668)	$438,323

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$94,014	$93,678	$78,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,100	29,816	24,369
Noncash (gain) on investments	(166)	—	—
Navigator® inventory write-down and royalty license impairment	10,138	—	—
Write-down of long-term assets	—	350	—
Partner’s interest in loss of subsidiary	—	(152)	(452)
Provision for uncollectible accounts	614	1,070	121
Benefit of deferred income taxes	(9,074)	(6,135)	(4,477)
Share-based compensation expense	8,776	10,842	184
Tax benefit from exercises of stock options	(9,267)	(9,407)	7,808
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(25,535)	(6,583)	(9,300)
Inventories	(5,230)	(25,679)	7,433
Other assets	(8,558)	158	(2,244)
Accounts payable	5,851	4,352	4,901
Accrued liabilities	31,924	17,882	10,184
Deferred revenue	537	(366)	(229)

Net cash provided by operating activities	135,124	109,826	116,552

Cash Flows from Investing Activities:
Purchases of short- and long-term investments	—	(79,810)	(63,619)
Sales and maturities of short- and long-term investments	35,000	110,465	107,880
Purchases of property and equipment	(65,138)	(32,331)	(24,199)
Purchase of land and buildings	—	(12,084)	—
Net proceeds from sale of land and buildings	—	—	2,751
Acquisitions of equipment leased to customers	(1,106)	(1,720)	(2,615)
Acquisitions of intangible assets and businesses, net of cash acquired	(89,884)	(25,220)	(7,604)

Net cash used by investing activities	(121,128)	(40,700)	12,594

Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	72,389	—	—
Payment of other notes payable	(2,397)	(877)	(2,057)
Purchase of treasury stock	(118,387)	(105,711)	(123,769)
Proceeds from exercises of stock options	20,941	20,922	18,841
Tax benefit from exercises of stock options	9,267	9,407	—

Net cash used by financing activities	(18,187)	(76,259)	(106,985)
Net effect of exchange rates on cash	2,885	1,648	(2,166)

Net increase (decrease) in cash and cash equivalents	(1,306)	(5,485)	19,995
Cash and cash equivalents at beginning of period	61,666	67,151	47,156

Cash and cash equivalents at end of period	$60,360	$61,666	$67,151

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,142	$498	$40

Income taxes paid	$36,662	$36,100	$34,346

Supplemental Disclosure of Non-Cash Information:
Market value of common shares received from employees in connection with share-based compensation – see Note 15	$455	$18	—

Receivable for purchase price adjustment of business acquisitions	—	—	$22

Consideration payable for acquisitions	$1,707	$3,850	—

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF BUSINESS
We develop, manufacture and distribute products and provide services for the veterinary and the food and water testing markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. During 2007, we operated primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. Financial information about the Dairy and OPTI Medical operating segments are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. Our products and services are sold worldwide. See Note 17 for additional information regarding our reportable operating segments, products and services, and geographical areas.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries, and all other entities in which we have a variable interest and are determined to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.
On October 25, 2007, our board of directors approved a two-for-one split of the outstanding shares of our common stock, to be effected in the form of a 100% stock dividend. Each holder of common stock of record at November 5, 2007 received one additional share of common stock. The additional shares of common stock were distributed on November 26, 2007. As a result of the stock split, the number of outstanding common shares doubled to approximately 61 million shares.
All share and per share data (except par value) have been adjusted to reflect the effect of the stock split for all periods presented. In addition, the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under our various employee benefit plans, were proportionately increased in accordance with the terms of those respective agreements and plans.
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

Asset Classification	Estimated Useful Life

Land improvements	15 years
Buildings and improvements	15–40 years
Leasehold improvements	Shorter of life of lease or useful life
Machinery and equipment	3–5 years
Office furniture and equipment	3–7 years
We capitalize interest in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost” (“SFAS No. 34”). Interest is capitalized on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. In 2007, we began the renovation and expansion of our primary facility in Westbrook, Maine. During the year ended December 31, 2007, we capitalized $0.3 million of interest expenses related to this project. For periods prior to 2007, there were no acquisitions or construction of significant assets that required a substantial period of time to be made ready for use, and therefore no capitalized interest was recorded.
(e) Goodwill and Other Intangible Assets
A significant portion of the purchase price for acquired businesses is assigned to intangible assets. Intangible assets other than goodwill are initially valued at the lesser of fair value or, if applicable, fair value proportionately reduced by the excess of the fair value of acquired net assets over the purchase price (collectively, “fair value”) of the acquired business. If a market value is not readily available, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When deemed appropriate by management, we utilize independent valuation experts to advise and assist us in allocating the purchase prices for acquired businesses to the fair values of the identified intangible assets and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair values of acquired net assets.
We provide for amortization using the straight-line and accelerated methods by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Estimated
Asset Classification	Useful Life

Patents	8–15 years
Other product rights	2–15 years
Customer-related intangible assets	2–15 years
Other, primarily noncompete agreements	2–10 years
We assess goodwill for impairment annually and whenever events or circumstances indicate an impairment may exist, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). For impairment testing, the fair values of the reporting units that include goodwill are estimated using a discounted cash flow approach. The cash flows used contain our best estimates, using appropriate and customary assumptions and projections at the time. Changes in forecast cash flows or the discount rate would affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. No impairments were identified as a result of the annual or event-driven reviews during the years ended December 31, 2007, 2006 or 2005.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. No impairments were identified during the years ended December 31, 2006 or 2005. No impairments were identified during the year ended December 31, 2007, except as discussed in Note 8.
(f) Warranty Reserves
We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customer’s environment and associated costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve for products sold to customers for the years ended December 31, 2007 and 2006, respectively (in thousands):

	For the Years Ended December 31,
	2007	2006

Balance, beginning of year	$1,978	$3,159
Provision for warranty expense	2,133	1,625
Liability assumed in connection with business acquisition	86	—
Change in estimate of prior warranty expense	(38)	(474)
Settlement of warranty liability	(2,492)	(2,332)

Balance, end of year	1,667	1,978
Long-term portion	—	194

Current portion of warranty reserves	$1,667	$1,784

(g) Income Taxes
We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable, respectively, and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.
We adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements under SFAS No. 109 and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48.
Significant judgment is required in determining our worldwide provision for income taxes and our income tax filings are regularly under audit by tax authorities. Any audit result differing from amounts recorded in accordance with FIN 48 would increase or decrease income in the period that we determine such adjustment is likely. Interest expense and penalties associated with the underpayment of income taxes are included in income tax expense. See Note 11 for additional information regarding income taxes.

(h) Sales and Value Added Taxes
We calculate, collect from our customers, and remit to governmental authorities sales, value added and excise taxes assessed by governmental authorities in connection with revenue-producing transactions with our customers. We report these taxes on a net basis and do not include these tax amounts in revenue or cost of revenue.
(i) Revenue Recognition
We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:
•	We recognize revenue at the time of shipment to U.S. distributors for substantially all products sold through distributors as title and risk of loss pass to these customers on delivery to the common carrier. Our distributors do not have the right to return products. We recognize revenue for the remainder of our customers when the product is delivered to the customer except as noted below.

•	We recognize revenue from the sales of instruments, noncancelable software licenses and hardware systems upon installation (and completion of training if applicable) and the customer’s acceptance of the instrument or system because at this time we have no significant further obligations.

•	We recognize service revenue at the time the service is performed.

•	We recognize revenue associated with extended maintenance agreements over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•	We recognize revenue on certain instrument systems under rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•	We recognize revenue on certain instruments and practice information management systems sales, where the product includes software that is considered more than incidental to the utility and value of the product, by allocating the revenue to each element of the sale based on relative fair values of the elements including post-contract support. We recognize revenue for the instrument or system on installation and customer acceptance and recognize revenue equal to the fair value of the software update rights and post-contract support over the support period.

•	Shipping costs reimbursed by the customer are included in revenue.
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

Customer programs. We record estimated reductions to revenue in connection with customer marketing programs and incentive offerings that may give customers credits or award points. Award points may be applied to trade receivables owed to us and/or toward future purchases of our products or services. We establish accruals for estimated revenue reductions attributable to customer programs and incentive offerings for each program. Revenue reductions are recorded quarterly based on issuance of credits, points earned but not yet issued, and estimates of credits and points to be earned in the future based on current revenue. Our two most significant customer programs are Practice Developer® and SNAP® up the SavingsTM (“SUTS”), both of which are offered only to North American customers. Our Practice Developer® program is a Companion Animal Group awards program that permits customers to earn points by purchasing quarterly minimums in certain product and service categories, including IDEXX Reference Laboratories services, VetTest® slides, VetTest® Snapreader reagents, LaserCyte® tubes, Feline and Canine SNAP® tests, and service and maintenance agreements. Points may then be applied against the purchase price for IDEXX products and services purchased in the future or applied to trade receivables due to us. SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) points under the Practice Developer® program awarded quarterly throughout the SUTS program year (which ends on August 31) based on total purchase volume of qualified SNAP® products during the year. For the Practice Developer program, the accrued revenue reduction is calculated each quarter based on sales to end users during the quarter by either us or our distributors and on our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter. As points are redeemed we recognize the benefit of points expected to expire, or breakage, using historical forfeiture rates. On November 30 of each year, unused points granted before January 1 of the prior year expire and any variance from the breakage estimate is accounted for as a change in estimate.
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
(k) Advertising Costs
Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $1.9 million, $1.5 million and $1.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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

We adopted the provisions of SFAS No. 123(R) on January 1, 2006 and elected the modified prospective method of transition to the fair-value-based method of accounting for share-based employee compensation prescribed by SFAS No. 123(R). Effective January 1, 2006, under the modified prospective method, share-based compensation expense includes expense for unvested awards at December 31, 2005 and all awards granted subsequent to December 31, 2005. Share-based compensation expense for the unvested awards outstanding at December 31, 2005 is based on the grant-date fair value previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, as Amended.
In connection with the adoption of SFAS 123(R), we adopted the straight-line method to prospectively expense share-based awards granted subsequent to December 31, 2005. The graded-vesting, or accelerated, method has been used to record the expense for stock options granted prior to January 1, 2006.
Beginning in 2006, we modified our share-based employee compensation programs to shift from the grant of stock options and employee stock purchase rights only to the grant of a mix of restricted stock units and stock options, along with employee stock purchase rights. There were no modifications to the terms of outstanding options during 2007, 2006 or 2005.
We issue new shares of common stock to satisfy option and employee stock purchase right exercises and to settle restricted stock units and deferred stock units. At December 31, 2007, a remaining total of 3,437,000 shares of common stock was authorized by our shareholders and available for future grants of share-based compensation.
(m) Foreign Currency Translation
Assets and liabilities of our foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the period. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (loss). Exchange gains and losses arising from transactions denominated in foreign currencies other than our subsidiaries’ respective functional currencies are included in operating expenses. Included in general and administrative expenses are aggregate foreign exchange currency transaction gains of $0.2 million and $0.8 million, and losses of $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, for the year ended December 31, 2005, a cumulative translation loss of $0.5 million was transferred from accumulated other comprehensive income and included in general and administrative expenses as a result of the closure of our Sweden-based operation and the associated centralization of our European production animal diagnostics operations products manufacturing in Switzerland.
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

Our subsidiaries enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with their anticipated intercompany inventory purchases for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions.
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
In addition to hedges for anticipated 2007 intercompany inventory purchases, we had a foreign currency exchange contract outstanding at December 31, 2006 to hedge the repayment by our Canadian subsidiary of an intercompany loan denominated in U.S. Dollars that the subsidiary used to fund the acquisition of a veterinary reference laboratory business, which had a U.S dollar equivalent of $11.2 million at December 31, 2006. This contract expired on February 28, 2007, at which time the intercompany loan was repaid using funds borrowed under our credit facility.
In addition to hedges for anticipated 2008 intercompany inventory purchases, we had a foreign currency exchange contract outstanding at December 31, 2007 to hedge the repayment by our Canadian subsidiary of an intercompany loan denominated in Canadian dollars that the subsidiary used to fund the acquisitions of a veterinary reference laboratory businesses, which had a U.S dollar equivalent of $32.1 million at December 31, 2007.
At December 31, 2007, we recorded $1.3 million in unrealized losses through accumulated other comprehensive income, which is net of $0.6 million in taxes, from foreign exchange contracts with 2008 expiration dates. At December 31, 2006, we recorded $1.3 million in unrealized losses through accumulated other comprehensive income, which is net of $0.7 million in taxes, from foreign exchange contracts with 2007 expiration dates. The foreign currency contracts to hedge forecasted intercompany sales outstanding at December 31, 2007 and 2006, respectively, consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	2007	2006

Euro	$60,965	$47,918
British Pound	24,198	20,650
Canadian Dollar	17,000	12,974
Swiss Franc	1,188	—
Australian Dollar	6,262	4,451
Japanese Yen	5,414	4,560

	$115,027	$90,553

Currency Purchased	U.S. Dollar Equivalent
	2007	2006

Swiss Franc	$6,604	$6,689
Japanese Yen	436	65

	$7,040	$6,754

Gains and losses on foreign exchange contracts intended as hedges for intercompany sales of goods are recorded in cost of product revenue. Included in cost of product revenue are foreign exchange losses of $5.7 million, $2.8 million, and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

(o) Disclosure of Fair Value of Financial Instruments and Concentration of Risk
Financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable, accounts payable and notes payable. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, investments and accounts receivable. We place our investments in highly rated financial institutions and investment grade money market funds and municipal bonds. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due to us and, as a consequence, believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for potential credit losses, but historically have not experienced any significant credit losses related to an individual customer or group of customers in any particular industry or geographic area. The carrying amounts of our financial instruments approximate fair market value. See Note 17 for further discussion of concentration of credit risk of accounts receivable and Note 9 for discussion of interest rate risk regarding our revolving credit facility.
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
(p) Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” requires us to report all changes in equity during a period resulting from net income and transactions or other events and circumstances from non-owner sources in a financial statement for the period in which they are recognized. We have chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and the difference between the cost and the fair market value of investments in debt and equity securities and foreign exchange contracts, in the Consolidated Statement of Stockholders’ Equity. We consider the foreign currency cumulative translation adjustment to be permanently invested and, therefore, have not provided income taxes on those amounts.
Accumulated other comprehensive income consisted of the following at December 31, 2007 and 2006, respectively, (in thousands):

	December 31,
	2007	2006

Unrealized loss on investments, net of tax	$(182)	$—
Unrealized (loss) on forward exchange contracts, net of tax	(1,301)	(1,320)
Cumulative translation adjustment	24,188	11,886

	$22,705	$10,566

(q) Change in Accounting Principle
We adopted the provisions of Emerging Issues Task Force (“EITF”) consensus on Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”) and FIN 48, as of January 1, 2007. EITF 06-2 requires that the costs associated with unrestricted sabbaticals and other similar benefit arrangements be recognized over the service period during which the employee earns the benefit. We provide an additional four weeks of compensated leave to all U.S. salaried employees in their tenth anniversary year of employment and again at each fifth year thereafter. As a result of adopting the provisions of EITF 06-2, we recognized an increase in assets of $1.2 million, an increase in liabilities of $3.0 million, and a decrease in retained earnings of $1.8 million at January 1, 2007. Beginning in 2007, we recognize estimated costs for estimated future compensated leave benefits as they are earned. See Note 11 for a discussion of our adoption of FIN 48.

(r) Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. The provisions of SFAS No. 157 are required as of the beginning of the first fiscal year beginning after November 15, 2007 and shall generally be applied prospectively. The FASB recently concluded to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are studying SFAS No. 157 and have not yet determined the expected impact of the implementation of this pronouncement on our financial position and results of operations, if any. The adoption of SFAS No. 157 will not have an effect on our cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. The provisions of SFAS No. 159 are required as of the beginning of the first fiscal year beginning after November 15, 2007. We are studying SFAS No. 159 and have not yet determined the expected impact of the implementation of this pronouncement.
In April 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1 (“FSP FIN 39-1”). FSP FIN 39-1 amends FIN 39, “Offsetting of Amounts Related to Certain Contracts.” FSP FIN 39-1 requires reporting entities to make an accounting policy decision whether or not to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim, or the obligation to return, cash collateral arising from derivative instruments executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 also requires related disclosures. If a reporting entity changes its accounting policy upon adoption of FSP FIN 39-1, the effects of applying FSP FIN 39-1 shall be retrospectively applied for all financial statements presented. The provisions of FSP FIN 39-1 are required as of the beginning of the first fiscal year beginning after November 15, 2007. We do not expect the adoption of FSP FIN 39-1 to have a material impact on our financial position. The adoption of FSP FIN 39-1 will not have an effect on our results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) which revised SFAS No. 141, “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. As the provisions of SFAS No. 141(R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 will not have an effect on our financial position, results of operations or cash flows.
NOTE 3. ACQUISITION OF BUSINESSES AND OTHER ASSETS
We paid $86.6 million, $23.9 million and $7.5 million to acquire businesses and certain intangible assets that did not comprise businesses during the years ended December 31, 2007, 2006 and 2005, respectively, and recognized liabilities, including contingent liabilities and deferred tax liabilities associated with purchase accounting of $17.9 million, $4.6 million and $2.0 million, respectively.

In January 2007, we acquired substantially all of the assets and assumed certain liabilities of the Critical Care Division of Osmetech plc. The acquired business is based in the United States and develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical and veterinary diagnostics markets. In March 2007, we acquired all of the equity of Vita-Tech Canada Inc. (“Vita-Tech”) and Institut Pourquier SAS (“Pourquier”) in separate transactions. Vita-Tech is the largest provider of reference laboratory testing services to veterinarians in Canada and has operations in Toronto and Montreal, Canada. Pourquier is based in Montpellier, France and develops, designs, manufactures, and distributes production animal diagnostic products. In March and October, we acquired veterinary reference laboratories located in the United States. We also acquired certain assets of other veterinary reference laboratories during the year ended December 31, 2007 that did not comprise businesses.
The 2006 acquisitions included veterinary reference laboratories in the United States, Canada and South Africa; a veterinary practice information management software business based in the United States; and certain intellectual property and distribution rights from a diagnostics company based in Australia. During the year ended December 31, 2007, we recognized incremental amortizable intangible assets of $0.3 million in connection with the finalization of purchase price allocations for certain 2006 acquisitions. During the year ended December 31, 2007, we revised the purchase price allocations related to certain businesses acquired during the year ended December 31, 2006. The revisions to the purchase price allocations resulted in a decrease in goodwill assigned to the Companion Animal Group (“CAG”) segment of $0.8 million and a corresponding increase in property, equipment and other intangible assets. During the year ended December 31, 2007, we also made purchase price payments of $3.2 million related to the achievement of milestones by certain businesses acquired in prior years.
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
During the years ended December 31, 2007, 2006 and 2005, we recognized goodwill of $45.2 million, $11.0 million and $2.1 million, respectively, for acquired businesses and recognized amortizable intangible assets of $38.9 million, $13.3 million and $5.3 million, respectively.
We have commitments outstanding at December 31, 2007 for additional purchase price payments of up to $1.7 million in connection with acquisitions of businesses and intangible assets during the current and prior periods, of which $0.8 million is contingent on the achievement by certain acquired businesses of specified milestones.
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

NOTE 4. SHARE-BASED COMPENSATION
Selected financial impacts of share-based compensation, excluding the impact of deferred stock units issued under our Director Deferred Compensation Plan or our Executive Deferred Compensation Plan that do not have vesting conditions (which are described below), are presented in the table below (in thousands, except per share amounts):

	For the Year Ended December 31,
	2007	2006

Share-based compensation expense included in cost of revenue	$710	$1,671
Share-based compensation expense included in operating expense	7,851	8,986

Total share-based compensation expense	8,561	10,657

Income tax benefit in net income for share-based compensation expense	(1,968)	(1,845)
Income tax benefit in net income for employees’ disqualifying dispositions of shares acquired through the exercise of stock options and employee stock purchase rights	(313)	(57)

Total income tax benefit	(2,281)	(1,902)

Net impact of share-based compensation on net income	$6,280	$8,755

Net impact of share-based compensation on:
Earnings per share, basic	$0.10	$0.14
Earnings per share, diluted	$0.10	$0.13
For the year ended December 31, 2007, share-based compensation expense included $8.1 million for options, restricted stock units and deferred stock units with vesting conditions and $0.5 million for employee stock purchase rights. Share-based compensation expense was not affected by the two-for-one split of the outstanding shares of our common stock as discussed in Note 2.
Share-based compensation costs are classified in cost of revenue and operating expenses consistently with the classification of cash compensation paid to the employees receiving such share-based compensation. Capitalized share-based employee compensation cost at December 31, 2007 and 2006 was $0.4 million and $0.2 million, respectively, which was included in inventory on the consolidated balance sheet.
Our financial statements for periods ending prior to January 1, 2006 have not been restated or revised. Had compensation cost for the Company’s share-based compensation for the year ended December 31, 2005 been determined consistent with the provisions of SFAS No. 123, as Amended, the Company’s net income and net income per common share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

For the Year Ended
December 31, 2005

Net income:
As reported	$78,254
Pro forma share-based employee compensation, net of tax	(8,701)

Pro forma net income	$69,553

Earnings per share:
Basic: as reported	$1.20
Basic: pro forma	1.07
Diluted: as reported	1.15
Diluted: pro forma	1.02

The following table represents cash proceeds from employees’ exercise of stock options and employee stock purchase rights and the reduction of income taxes payable due to employees’ share-based compensation tax events (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Cash proceeds from employee stock purchases and option exercised under all share-based payment arrangements	$20,941	$20,922	$18,841

Reduction of income taxes payable due to employee’s share-based compensation tax	$11,103	$10,692	$7,808
Prior to the adoption of SFAS 123(R), we reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in our consolidated statements of cash flows. SFAS 123(R) requires the benefits of tax deductions from the exercise of options in excess of the compensation cost for those options to be reported as financing cash inflows. FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” provides an alternative transitional method of calculating the excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). In accordance with FSP No. FAS 123(R)-3, which we elected, the full amount of tax benefits related to exercises after December 31, 2005 of employee share-based compensation awards that were fully vested at December 31, 2005 are reported as financing cash inflows. For the years ended December 31, 2007 and 2006, $9.3 million and $9.4 million of tax benefits were reported as financing cash inflows rather than operating cash inflows, respectively.
The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the years ended December 31, 2007, 2006 and 2005 totaled $18.2 million, $11.9 million and $15.7 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at December 31, 2007 before consideration of estimated forfeitures, was $24.2 million. The weighted average remaining expense recognition period is approximately 2.0 years.
Stock Incentive Plan
During 2003, our board of directors approved the 2003 Stock Incentive Plan, as amended (the “2003 Stock Plan”) pursuant to which our employees and directors may receive various types of share-based incentives, including stock options, restricted stock units, stock appreciation rights and deferred stock units. Any shares that are subject to awards of options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are subject to other awards, such as restricted stock, will be counted against the share limit as 2.1 shares for every share granted. A total of 6,300,000 shares of common stock are authorized for issuance under the 2003 Stock Plan, provided that no more than 6,300,000 shares will be available for the grant of incentive stock options, and no more than 1,200,000 shares will be available for awards other than stock options and stock appreciation rights (such as restricted stock). In addition, if any options granted under our prior plans, including the 1991 Stock Option Plan, the 1998 Stock Incentive Plan or the 2000 Director Option Plan, terminate, expire or are forfeited without having been exercised in full, the shares subject to such unexercised options are available for issuance under the 2003 Stock Plan. Options granted under the 2003 Stock Plan and prior plans may not be granted at an exercise price less than the fair market value of the common stock on the date granted (or less than 110% of the fair market value in the case of incentive stock options granted to holders of more than 10% of our Common Stock). Options may not be granted for a term of more than ten years. The vesting schedule of all options granted under the 2003 Stock Plan is determined by the compensation committee of our board of directors at the time of grant.
Options
Option awards are granted to employees with an exercise price equal to not less than the closing market price of our common stock at the date of grant and generally vest ratably over five years on each anniversary of the date of grant, conditional on continuous service. Options granted to non-employee directors vest fully on the first anniversary of the date of grant. Upon any change in control of the company, 25% of the unvested stock options then outstanding will vest and become exercisable. However, if the acquiring entity does not assume outstanding options, then all options will vest immediately prior to the change in control.

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
The use of the Black-Scholes-Merton option-pricing model, the general methods employed to develop the above described option valuation assumptions, and the vesting conditions of option awards are consistent with prior periods. Beginning in 2006, the contractual terms of employee option grants were reduced from ten years to seven years and we elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms, to develop the expected term assumption for 2006 and 2007 option awards. Additionally, beginning in 2006, share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate employee termination behavior and to evaluate whether particular groups of employees have significantly different forfeiture behaviors. Share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. The estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.
The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant and the weighted average estimated fair values were as follows:

	For the Years Ended December 31,
	2007	2006	2005

Expected stock price volatility	29%	30%	40%
Expected term, in years	5.0	5.0	5.8
Risk-free interest rate	4.7%	4.6%	4.2%

Weighted average fair value of options granted	$13.40	$13.39	$12.59
A summary of the status of options granted under our share-based compensation plans at December 31, 2007, and changes during the year then ended, are presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Options (000)	Exercise Price	Term	($000)

Outstanding at December 31, 2006	6,275	$19.01
Granted	553	44.85
Exercised	(1,176)	15.62
Forfeited	(141)	29.27
Expired	(3)	13.84

Outstanding at December 31, 2007	5,508	$22.07	5.1	$201,379

Fully vested at December 31, 2007	3,559	$16.54	4.4	$149,768

Fully vested and expected to vest, at December 31, 2007	5,388	$21.71	5.0	$198,943
Intrinsic value represents the amount by which the market price of the common stock exceeded the exercise price of the options, before applicable income taxes. The closing sale price of the common stock was $58.63 on the last business day of the year ended December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, the total intrinsic value of stock options exercised was $38.9 million, $34.4 million and $25.4 million, respectively.

The total fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $12.6 million, $12.8 million and $10.3 million, respectively.
Employee Stock Purchase Plan
During 1997, our board of directors approved the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 1,240,000 shares of Common Stock in periodic offerings. Also during 1997, our board of directors approved the 1997 International Employee Stock Purchase Plan, under which we reserved and could issue up to an aggregate of 60,000 shares of Common Stock in semiannual offerings. The 1997 International Employee Stock Purchase Plan was terminated in February 2005, and there were no shares remaining thereunder at the time of termination.
Prior to July 1, 2005, stock was sold under each of these plans at 85% of its fair market value, as defined in the plans as the lower of the closing price of our common stock at the beginning of the period and the closing price of our common stock at the end of the period. For periods ended prior to July 1, 2005, in order to determine the pro forma impact under SFAS No. 123, as Amended, the fair value of the purchase rights issued under the employee stock purchase plan was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The following weighted average assumptions were used to determine the fair value of employee purchase rights for the six months ended June 30, 2005:

For the Six Months
Ended June 30, 2005

Expected stock price volatility	33.0%
Expected term, in years	0.5
Risk-free interest rate	3.4%
Dividend yield	None
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
The following summarizes information about purchase rights issued under the employee stock purchase plan (in thousands, except per share amounts):

	For the Year Ended December 31,
	2007	2006	2005

Number of purchase rights issued	61	62	77
Fair value per purchase right issued	$7.47	$6.24	$6.16
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

The weighted average fair value per unit of restricted stock units granted during the year ended December 31, 2007 and 2006 was $42.65 and $39.00, respectively. The weighted average fair value per unit of deferred stock units with vesting conditions granted during the years ended December 31, 2007 and 2006 was $41.94 and $38.73, respectively. There were no restricted stock units or deferred stock units with vesting conditions granted in 2005.
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
A summary of the status of restricted and other deferred stock units with vesting conditions granted under our share-based compensation plans at December 31, 2006, and changes during the period then ended, are presented in the table below:

		Weighted
		Average
	Number	Remaining	Aggregate
	of Units	Contractual	Intrinsic Value
	(000)	Term	($000)

Outstanding at December 31, 2006	172
Granted	243
Settled	(44)
Forfeited	(18)

Outstanding at December 31, 2007	353	1.9	$20,549

Fully vested at December 31, 2007	—	—	—

Fully vested and expected to vest, at December 31, 2007	353	1.9	20,549
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
During the years ended December 31, 2007, 2006 and 2005, approximately 8,000, 16,000 and 22,000 deferred stock units valued at $0.7 million, $0.7 million, and $0.7 million were issued, respectively.
During the year ended December 31, 2007, 1,200 shares of common stock were issued to settle deferred stock units.
NOTE 5. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash equivalents are highly liquid investments purchased with original maturities of less than three months.

We account for investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as available-for-sale. Investments are recorded at amortized cost and adjusted to fair market value through other comprehensive income. Short-term investments, which had a cost basis of $35.0 million at December 31, 2006, are investment securities with original maturities of greater than three months, but less than one year, from the balance sheet date. At December 31, 2006, we held $35.0 million of short-term investments in auction rate municipal securities classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 28 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these short-term investments. All income generated from these short-term investments was recorded as interest income in the consolidated statements of income. At December 31, 2007, we held no short-term investments.
NOTE 6. INVENTORY
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	December 31,
	2007	2006

Raw materials	$35,537	$33,199
Work-in-process	16,425	13,804
Finished goods	46,842	48,993

	$98,804	$95,996

During the year ended December 31, 2007, we recognized a write-down of nitazoxanide raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator®. These write-downs are included in cost of product revenue in the consolidated statement of income. Our analysis of the realizability of these assets was triggered upon our receipt of notice from the third-party contract manufacturer of finished goods that it would discontinue manufacturing the product in 2009. Because of the low production volume of Navigator®, we believed that we would not be able to enter into a replacement manufacturing arrangement on economically feasible terms, and therefore we would not be able to obtain the product after termination of the existing manufacturing arrangement. Accordingly, we evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. This inventory comprised $9.1 million of active ingredient and other raw materials, for which we recognized a full write-down during 2007. At December 31, 2007, this inventory, net of reserves, comprised less than $0.1 million of finished goods. Sales of Navigator® were $0.4 million for the year ended December 31, 2007. Additionally, because of lower sales volume estimates and the reduced product life, we determined that we would not realize our related investment in prepaid royalties and, therefore, fully expensed this asset during 2007.
NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2007	2006

Land and improvements	$7,754	$6,062
Buildings and improvements	54,072	50,105
Leasehold improvements	16,737	11,454
Machinery and equipment	92,139	72,146
Office furniture and equipment	61,472	43,632
Construction in progress	23,002	8,139

	255,176	191,538
Less accumulated depreciation and amortization	113,324	91,910

Total property and equipment	$141,852	$99,628

Depreciation expense of property and equipment was $29.5 million, $21.6 million, and $17.8 million for the years ended December 31, 2007, 2006, and 2005 respectively.

In 2007, we began the renovation and expansion of our primary facility in Westbrook, Maine. Related to this project, for the year end December 31, 2007, we capitalized $0.3 million of interest expense. Capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. For periods prior to 2007, there were no acquisitions or construction of significant assets that required a substantial period of time to be made ready for use, and therefore no capitalized interest was previously recorded.
Instruments placed with customers under certain minimum volume commitment programs are capitalized and depreciated over the shorter of the useful life of the instrument or the minimum volume commitment period.
NOTE 8. OTHER NONCURRENT ASSETS, INTANGIBLE ASSETS AND GOODWILL
Other noncurrent assets are as follows (in thousands):

	December 31,
Description	2007	2006

Deferred tax assets	$6,644	$3,253
Cost of rental instruments sold under recourse, net	495	3,121
Other assets	11,111	3,116

	$18,250	$9,490

Rental instruments sold under recourse are amortized over their estimated useful life of three years. Amortization expense of rental instruments sold under recourse was $2.3 million, $2.7 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2007		December 31, 2006
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$10,895	$4,003	$10,491	$2,932
Other product rights	27,838	10,428	18,743	7,660
Customer-related intangible assets	57,907	8,011	25,955	3,496
Other, primarily noncompete agreements	6,416	2,299	3,521	1,269

	$103,056	$24,741	$58,710	$15,357

Amortization expense of intangible assets was $9.1 million, $5.4 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.
During the year ended December 31, 2007, we recognized $38.9 million of amortizable intangible assets related to business acquisitions. During the year ended December 31, 2007, we also recognized incremental amortizable intangible assets of $0.3 million in connection with the finalization of purchase price allocations for certain 2006 business acquisitions. The weighted average amortization periods for other product rights, customer-related intangible assets, and other intangible assets acquired during 2007 in connection with business acquisitions were 13 years, 12 years and 6 years, respectively. During the year ended December 31, 2006, we recognized $13.3 million of amortizable intangible assets related to business acquisitions and $0.7 million related to the acquisition of the additional ownership interest in a joint venture in China. During the year ended December 31, 2006, we also recognized incremental amortizable intangible assets of $1.9 million in connection with the finalization of purchase price allocations for certain 2005 business acquisitions and we acquired licenses for $0.4 million. The weighted average amortization periods for patents, other product rights, customer-related intangible assets, and other intangible assets acquired during 2006 in connection with business acquisitions were 8 years, 3 years, 12 years and 7 years, respectively. See Notes 3 and 13 for additional information. The remaining change in the cost of intangible assets other than goodwill during the years ended December 31, 2007 and 2006 resulted primarily from changes in foreign currency exchange rates.

The aggregate amortization expense associated with intangible assets owned at December 31, 2007 is expected to be as follows for each of the next five years (in thousands):

Amortization
Expense

2008	$9,940
2009	9,172
2010	8,654
2011	8,049
2012	7,427
Goodwill consisted of the following (in thousands):

	December 31,	December 31,
	2007	2006

CAG segment	$131,004	$80,752
Water segment	17,566	17,282
Production animal segment	9,529	6,792

	$158,099	$104,826

During the year ended December 31, 2007, we recognized $45.2 million of goodwill (of which $27.5 million is expected to be tax deductible) related to business acquisitions. During the year ended December 31, 2007, we revised the purchase price allocations related to certain businesses acquired during the year ended December 31, 2006. The revised purchase price allocations resulted in a decrease in goodwill assigned to the Companion Animal Group (“CAG”) segment of $0.8 million and a corresponding increase in property, equipment and other intangible assets. During the year ended December 31, 2006, we recognized $11.0 million of goodwill (of which $2.0 million is expected to be tax deductible) related to business acquisitions. During the year ended December 31, 2006, we also recognized purchase accounting adjustments related to goodwill. See Note 3 for additional information. The remaining changes in the cost of goodwill during the years ended December 31, 2007 and 2006 resulted primarily from changes in foreign currency exchange rates.
During 2007, we recognized an impairment charge to write-off a prepaid royalty license of $1.0 million associated with Navigator® paste, our Nitazoxanide product for the treatment of equine protozoal myeloencephalitis. We also recognized a related inventory write-down as described in Note 6. Based on our changed estimates of product availability and estimated future demand and market conditions, we determined that we would not realize our investment in prepaid royalties and, therefore, fully expensed this asset.
We assessed goodwill attributable to our pharmaceutical business for impairment at June 30, 2007 due to the matters discussed above and the resulting Nitazoxanide inventory write-down and prepaid royalty license impairment charge. The goodwill attributable to our pharmaceutical business of $13.7 million was not impaired at June 30, 2007, or subsequently, when evaluated as part of the annual assessment.

NOTE 9. DEBT
In May 2006, we acquired our Westbrook, Maine facility. We paid cash of $11.5 million and assumed a mortgage that had a face value of $6.5 million and a stated interest rate of 9.875%. We recorded the mortgage at a fair market value of $7.5 million, based on an effective market interest rate of 6.05%. The mortgage is payable in equal monthly installments of approximately $0.1 million through May 1, 2015. Annual mortgage principal payments at December 31, 2007, based on the fair market value of the mortgage at the assumption date, are as follows (in thousands):

Years Ending December 31,	Amount

2008	$720
2009	765
2010	813
2011	864
2012	917
Thereafter	2,368

$6,447

In January 2007, we entered into an unsecured short-term revolving credit facility with a bank in the principal amount of $125.0 million that matured on June 30, 2007. On March 30, 2007, we refinanced this short-term facility by entering into an unsecured revolving credit facility with four multinational banks that matures on March 30, 2012 (the “Credit Facility”). In February 2008, we increased the aggregate principal amount available under our Credit Facility to $200.0 million. The Credit Facility may be used for general corporate purposes, including repurchases of our common stock and business acquisitions. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. At December 31, 2007, the average interest rate for borrowings under the Credit Facility was 5.27%. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At December 31, 2007, we had $72.2 million outstanding under the Credit Facility.
We assumed $0.1 million of unsecured notes payable in connection with a business acquisition during the year ended December 31, 2007. This note bears interest at 8.0%.
NOTE 10. EXIT ACTIVITY
During the year ended December 31, 2005, we consolidated our European production animal diagnostics manufacturing operations in Bern, Switzerland, the location of the production animal diagnostics company we acquired in December 2004. In connection with this consolidation, we ceased operations in Sweden. We recognized expenses of $1.0 million associated with this exit activity during the year ended December 31, 2005. The total costs included a cumulative translation adjustment write-off of $0.5 million, employee termination benefits of $0.2 million, and building lease termination costs of $0.1 million, which are included in general and administrative expenses in the consolidated statement of income. The total costs also included employee termination benefits of $0.2 million that are included in costs of product revenue. At December 31, 2005, accrued expenses included building lease termination costs of $0.1 million which were subsequently paid in January 2006. We did not incur significant expenses associated with this activity during the years ended December 31, 2007 or 2006.
NOTE 11. INCOME TAXES
We adopted the provisions of FIN 48 as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements under SFAS No. 109 and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes pursuant to FIN 48. As a result of adopting the provisions of FIN 48, we recognized an increase in assets of $4.0 million, an increase in liabilities of $1.1 million, a decrease in additional paid-in capital of $0.2 million, and an increase in retained earnings of $3.1 million at January 1, 2007. In connection with the adoption of FIN 48, we have classified uncertain tax positions as long-term liabilities.

The total amount of unrecognized tax benefits at January 1, 2007 was $9.8 million. The total amount of unrecognized tax benefits at December 31, 2007 was $5.1 million. Of the total unrecognized tax benefits at December 31, 2007, $4.7 million comprised unrecognized tax positions that would, if recognized, affect our effective tax rate. The ultimate deductibility of the remaining unrecognized tax positions of $0.4 million is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently undergoing tax examinations by various international and state tax authorities and we anticipate that these examinations will be concluded within the next year. We are no longer subject to U.S. federal examinations for tax years before 2005. With few exceptions, we are no longer subject to income tax examinations in any state and local, or international jurisdictions in which we conduct significant taxable activities for years before 2002.
We recognize accrued interest expense and penalties related to unrecognized tax benefits in income tax expense. During the year we recorded interest expense and penalties of $0.7 million in our consolidated statement of income and, at December 31, 2007, we had $0.6 million of interest expense and penalties accrued in our consolidated balance sheet.
The following table summarizes the changes in unrecognized tax benefits during the year ended December 31, 2007 (in thousands):

Total amounts of unrecognized tax benefits at January 1, 2007	$9,813
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	(3,932)
Gross increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,126
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(1,710)
Decreases in unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(293)
Net effect of international currency translation	82

Total Amounts of unrecognized tax benefits at December 31, 2007	$5,086

In the next year, we could recognize approximately $0.5 million of income tax benefits that have not been recognized at December 31, 2007 in accordance with FIN 48. The income tax benefits are primarily due to the lapse in the statutes of limitations for various international and state tax jurisdictions.
Earnings before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Domestic	$92,554	$100,445	$85,401
International	42,289	30,457	33,523

	$134,843	$130,902	$118,924

The provisions for income taxes comprised the following (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Current
Federal	$38,077	$35,409	$30,070
State	3,398	5,512	4,680
International	8,429	2,438	10,397

	49,904	43,359	45,147

Deferred
Federal	(8,507)	(4,064)	(3,020)
State	754	(555)	(277)
International	(1,322)	(1,516)	(1,180)

	(9,075)	(6,135)	(4,477)

	$40,829	$37,224	$40,670

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2007	2006	2005

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.4	2.3	2.4
International income taxes	(4.7)	(4.5)	(1.9)
Extraterritorial income exclusions	—	(1.0)	(0.6)
Nontaxable interest income	—	(0.5)	(0.6)
Domestic manufacturing exclusions	(1.3)	(0.4)	(0.5)
Research and experiment credit	(1.5)	(0.3)	(0.5)
Tax on dividend repatriations	—	—	0.5
Other, net	1.4	(2.2)	0.4

Effective tax rate	30.3%	28.4%	34.2%

Our effective income tax rate was 30.3% for the year ended December 31, 2007 and 28.4% for the year ended December 31, 2006. The increase in tax rate is primarily attributable to several non-recurring items that benefited the tax rate in the year ended December 31, 2006. These 2006 items included the resolution of an income tax audit for years ended December 31, 2003 and 2004, a reduction of previously recorded deferred tax liabilities as a result of obtaining certain multi-year tax incentives and the release of a valuation allowance on international deferred tax assets as a result of a foreign subsidiary demonstrating consistent sustained profitability. Offsetting the impact of the items occurring in 2006 were several favorable impacts to our rate that occurred during the year ended December 31, 2007. These items included an increase in certain federal tax incentives due to changes in legislation, tax benefits related to reductions in international rates, and the recognition of state tax benefits resulting from the completion of an audit.
Our effective income tax rate was 28.4% for the year ended December 31, 2006 compared with 34.2% for the year ended December 31, 2005. The majority of this rate differential resulted from the favorable impact in 2006 of the items described above. These rate-reducing adjustments were partly offset by the nonrecognition, in 2006, of tax benefits on compensation expense for incentive stock options and employee stock purchase rights that were recognized in accordance with our adoption of SFAS No. 123(R) effective January 1, 2006. In addition, 2005 tax expense increased due to incremental taxes on repatriations pursuant to the American Jobs Creation Act of 2004.

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	2007		2006
	Current	Long-Term	Current	Long-Term

Assets:
Accrued expenses	$11,345	$1,484	$9,188	$—
Accounts receivable reserves	583	—	401	—
Deferred revenue	2,805	1,914	2,482	1,989
Inventory basis differences	7,348	—	3,409	—
Property-based differences	—	1,998	—	1,475
Share-based compensation	596	3,413	784	1,750
Other	93	191	20	5
Net operating loss carryforwards	167	4,179	—	4,019
Unrealized losses on foreign exchange contracts and investments	732	—	659	—

Total assets	23,669	13,179	16,943	9,238

Valuation allowance	(203)	(4,038)	(59)	(4,015)

Total assets, net of valuation allowance	23,466	9,141	16,884	5,223

Liabilities:
Cost of rental instruments sold under recourse	—	(380)	—	(774)
Property-based differences	—	(804)	—	(297)
Intangible asset basis differences	—	(15,867)	—	(7,920)
Other	(121)	—	(107)	(147)

Total liabilities	(121)	(17,051)	(107)	(9,138)

Net deferred tax assets (liabilities)	$23,345	(7,910)	$16,777	$(3,915)

At December 31, 2007, the Company had net operating loss carryforwards in certain state jurisdictions of approximately $51.6 million available to offset future taxable income. Most of these net operating loss carryforwards will expire at various dates through 2022 and the remainder have indefinite lives. We have recorded a valuation allowance for all of these assets because realizability is uncertain.
We consider certain operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States. The cumulative earnings of these subsidiaries were $129.6 million at December 31, 2007. No provision has been made for United States federal and state, or international taxes that may result from future remittances of these undistributed earnings of non-United States subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. For the operating earnings not considered to be indefinitely invested outside the United States, we have accrued taxes on a current basis.

NOTE 12. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the effect is anti-dilutive.
The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Shares outstanding for basic earnings per share:
Weighted average shares outstanding	61,481	62,806	64,998
Weighted average vested deferred stock units outstanding	79	60	45

	61,560	62,866	65,043

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	61,560	62,866	65,043
Dilutive effect of options issued to employees and directors	2,807	3,014	3,066
Dilutive effect of restricted stock units issued to employees	77	16	—
Dilutive effect of nonvested deferred stock units issued to directors	11	11	—

	64,455	65,907	68,109

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
Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options (in thousands, except per share amounts):

	For the Years Ended December 31,
	2007	2006	2005

Weighted average number of shares underlying anti-dilutive options	492	277	—
Weighted average exercise price per underlying share of anti-dilutive options	$44.66	$38.33	$—

Weighted average number of shares underlying anti-dilutive restricted stock units	4	4	—
The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	December 31,
	2007	2006

Closing price per share of our common stock	$58.63	$39.65

Number of shares underlying options outstanding with exercise prices below the closing price	5,508	6,276
Number of shares underlying options outstanding with exercise prices equal to or above the closing price	—	—

Total number of shares underlying outstanding options	5,508	6,276

NOTE 13. COMMITMENTS, CONTINGENCIES AND GUARANTEES
We lease multiple facilities under operating leases that expire through 2021. In addition, we are responsible for the real estate taxes and operating expenses related to these facilities. We also have lease commitments for automobiles and office equipment. Rent expense charged to operations under operating leases was approximately $10.9 million, $8.8 million and $7.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Minimum annual rental payments under these agreements are as follows (in thousands):

Years Ending December 31,	Amount

2008	$9,498
2009	8,461
2010	7,270
2011	5,868
2012	5,208
Thereafter	18,244

$54,549

We purchase the slides sold for use in our VetTest® Chemistry Analyzers under an agreement with Ortho-Clinical Diagnostics, Inc. (“Ortho”) that, at December 31, 2007, required us to purchase a minimum of $35.4 million of slides through 2010. We also have commitments under certain other agreements that commit us to aggregate future payments of $10.2 million. In addition, we have various minimum royalty payments due through 2024 of $10.9 million.
In connection with the acquisitions of businesses and intangible assets, we have commitments outstanding at December 31, 2007 for additional purchase price payments of up to $1.7 million, of which $0.8 million is contingent on the achievement by certain acquired businesses of specified milestones. Additionally, we have agreed to make payments of up to $0.8 million to sellers of certain acquired businesses that are conditional upon those sellers providing future services to IDEXX for specified periods of time.
Prior to April 2006, we had a 40% equity interest in a joint venture to market production animal diagnostic products in China. In April 2006, we paid $0.6 million to acquire an additional 55% equity interest in the joint venture from our partner and we also committed to pay an additional $0.2 million over two years in consideration for the additional equity. In addition, the joint venture entered into a contract with the joint venture partner where the partner provides promotional and agency services and receives sales commissions at rates escalating from 2.5% to 8.5% annually based on sales volume. In connection with this step acquisition, we recognized $0.7 million of intangible assets in the Production Animal Segment.
Contingencies
We are subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. However, our actual losses with respect to these contingencies could exceed our accruals.
On June 30, 2006, Cyntegra, Inc. filed suit against us in the U.S. District Court for the Central District of California alleging that we had violated U.S. federal antitrust laws and California state unfair trade practices laws. The complaint alleged, among other things, that we were monopolizing the U.S. market for companion animal diagnostic products. On October 26, 2007 the Court granted summary judgment in our favor on all of Cyntegra’s claims and dismissed the suit. Cyntegra has appealed this decision. We will continue to defend ourselves vigorously, as we believe Cyntegra’s claims are without merit.
Under our workers’ compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident and $2.8 million, $3.1 million, $2.8 million, $3.0 million and $1.4 million, for 2007 through 2003, respectively, in aggregate claim liability. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized cumulative expenses of $0.3 million, $1.2 million, $0.5 million, $0.8 million and $0.9 million for claims incurred during the years ended December 31, 2007 through 2003, respectively. Claims incurred during the year ended December 31, 2007 and year ended December 31, 2006 are relatively new and significant additional healthcare and wage indemnification costs could arise from those claims. Our liability for claims incurred during the years ended December 31, 2007 and 2006 could exceed our estimates and we could be liable for up to $2.5 million and $1.0 million, respectively, in excess of the expense we have recognized. For the three years ended on or prior to December 31, 2005, based on our retained claim liability per incident and our aggregate claim liability, our maximum liability at December 31, 2007 is $0.4 million in excess of the amounts deemed probable and previously recognized.

Under our current employee health care insurance policy, we retain claims liability risk up to $250,000 per incident. We estimate our liability for the uninsured portion of employee health care obligations that have been incurred but not reported based on individual coverage, our claims experience, and the average time from when a claim is incurred to the time it is paid. We recognized employee health care claim expense of $14.3 million, $10.8 million and $9.5 million during the years ended December 31, 2007, 2006 and 2005, respectively, which includes actual claims paid and an estimate for our liability for the uninsured portion of employee health care obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations.
We have entered into employment agreements with two of our officers whereby payments may be required if we terminate their employment without cause other than following a change in control. The amounts payable are based upon the executives’ salaries at the time of termination and the cost to us of continuing to provide certain benefits. Had both of such officers been terminated at December 31, 2007, we would have had aggregate obligations for salaries and benefits of approximately $2.1 million under such agreements. We have entered into employment agreements with each of our officers that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control of our stock. The amounts payable by us under these agreements is based on the officer’s salary and bonus history at the time of termination and the cost to us of continuing to provide certain benefits. Had all of our officers been terminated in qualifying terminations following a change in control at December 31, 2007, we would have had aggregate obligations of approximately $13.1 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options and restricted stock units upon any qualifying termination following a change in control.
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
In October 2005, our former supplier of VetAutoread™ Hematology Analyzers and consumables sold this business (including the human hematology testing products division) and we simultaneously entered into a new supply agreement for these products with the acquirer of the business. Under this new supply agreement, we received fixed pricing on certain products through December 31, 2020, among other benefits. In partial consideration for this new supply agreement, we paid cash of $2.5 million to the acquirer and guaranteed the acquirer’s note (the “Note”) in the principal amount of $3.5 million given to our former supplier in partial consideration for the business. The acquirer is obligated to pay the Note through quarterly principal and interest payments through 2008 and to pay the remaining balance in 2008. The principal balance of the note that we have guaranteed was $1.7 million at December 31, 2007. We recorded the fair value of the guaranty of $0.5 million and recognized the associated assets at the effective date of the agreement. At December 31, 2007, we have written off the guaranty liability because our recognized contractual liabilities to the supplier exceed the principal balance of the Note and a legal right of offset exists whereby we may elect to pay to the holder of the Note the amounts otherwise due to the supplier. We are obligated to make a second payment of $1.25 million upon the achievement of certain milestones by the acquirer, which occurred in January 2008, and a third payment of $1.25 million in January 2009. The proceeds of the second payment were used to reduce the Note balance. In February 2008, the acquirer paid the remaining payment under the Note, which released our guaranty.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2007 and 2006.
When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. However, we do not believe that we have any probable pre-acquisition liabilities or guarantees that should be recognized at December 31, 2007 and 2006.
NOTE 14. PREFERRED STOCK
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
Series A Junior Participating Preferred Stock
On December 17, 1996, we designated 100,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock (“Series A Stock”) in connection with the adoption of our Shareholder Rights Plan. In general, each share of Series A Stock will: (i) be entitled to a minimum preferential quarterly dividend of $10 per share and to an aggregate dividend of 1,000 times the dividend declared per share of Common Stock, (ii) in the event of liquidation, be entitled to a minimum preferential liquidation payment of $1,000 per share (plus accrued and unpaid dividends) and to an aggregate payment of 1,000 times the payment made per share of Common Stock, (iii) have 1,000 votes, voting together with the Common Stock, (iv) in the event of any merger, consolidation or other transaction in which Common Stock is exchanged, be entitled to receive 1,000 times the amount received per share of Common Stock and (v) not be redeemable. These rights are protected by customary anti-dilution provisions. There are no shares of Series A Stock outstanding and the Shareholder Rights Plan expired on December 31, 2007.
NOTE 15. TREASURY STOCK
The board of directors has authorized the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our employee share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price.
From the inception of the program in August 1999 to December 31, 2007, we repurchased 33,148,000 shares for $690.2 million. From the inception of the program to December 31, 2007, we also received 352,000 shares of stock with a market value of $6.5 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, vesting of restricted stock units and settlement of deferred stock units, and in payment for the exercise price of stock options.

Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Years Ended December 31,
	2007	2006	2005

Treasury shares acquired	2,588	2,675	3,986
Total cost of treasury shares	$118,842	$105,730	$123,769
Average cost per share	$45.93	$39.51	$31.05
NOTE 16. IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN
We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by us. We matched $3.4 million, $2.7 million, and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the board of directors. There were no discretionary contributions in 2007, 2006, and 2005.
NOTE 17. SEGMENT REPORTING
We disclose information regarding our segments in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires disclosures about operating segments in annual financial statements and requires selected information about operating segments in interim financial statements. It also requires related disclosures about products and services and about geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is the Chief Executive Officer.
We are organized into business units by market and customer group. Our reportable segments include: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”), and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. Financial information about the Dairy and OPTI Medical operating segments are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures and distributes products to detect contaminants in water. PAS develops, designs, manufactures and distributes products to detect disease in production animals. Dairy develops, designs, manufactures and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. The segment information for the year ended December 31, 2005 has been restated to conform to our presentation of reportable segments for the years ended December 31, 2007 and 2006. Previously, PAS and Dairy were aggregated into a single reportable segment, which we referred to as the Food Diagnostics Group.
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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expenses and income taxes are not allocated to individual operating segments. Below is our segment information (in thousands):

	For the Years Ended December 31,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2007
Revenue	$752,463	$66,235	$75,085	$28,772	$—	$922,555

Income (loss) from operations	$101,363	$26,847	$15,456	(75)	$(7,408)	$136,183

Interest expense, net						(1,340)

Income before provision for income taxes						134,843
Provision for income taxes						40,829

Net income						$94,014

Depreciation and amortization	$34,813	$1,116	$4,116	$1,055	$—	$41,100
Segment assets	483,142	38,178	51,719	18,321	110,819	702,179
Expenditures for long-lived assets (1)	61,698	1,400	3,896	2,626	—	69,620

2006
Revenue	$606,319	$58,466	$58,940	$15,392	$—	$739,117

Income (loss) from operations	$100,760	$25,762	$16,172	$1,852	$(16,613)	$127,933

Interest income, net						2,817

Income before provision for income taxes and partner’s interest						130,750
Provision for income taxes						37,224
Partner’s interest in loss of subsidiary						(152)

Net income						$93,678

Depreciation and amortization	$25,643	$647	$3,456	$70	$—	$29,816
Segment assets	353,585	35,042	38,516	4,184	128,233	559,560
Expenditures for long-lived assets (1)	49,448	2,345	2,352	13	—	54,158

2005
Revenue	$520,830	$56,760	$44,945	$15,560	$—	$638,095

Income (loss) from operations	$82,970	$25,974	$7,317	$2,577	$(3,507)	$115,331

Interest income, net						3,141

Income before provision for income taxes and partner’s interest						118,472
Provision for income taxes						40,670
Partner’s interest in loss of subsidiary						(452)

Net income						$78,254

Depreciation and amortization	$21,236	$447	$2,667	$19	$—	$24,369
Segment assets	266,207	29,685	34,107	3,981	156,696	490,676
Expenditures for long-lived assets (1)	23,402	119	1,172	139	—	24,832

(1)	Expenditures for long-lived assets exclude expenditures for intangible assets. See Note 3 for information regarding acquisitions of goodwill and other intangible assets in connection with business acquisitions. Expenditures for long-lived assets for the year ended December 31, 2007 include $1.7 million, $1.5 million and $1.3 million for property acquired in connection with PAS, Other operating segments and CAG business acquisitions, respectively. Expenditures for long-lived assets for the year ended December 31, 2006 include $2.5 million for property acquired in connection with CAG business acquisitions and $19.0 million related to the purchase of our Westbrook, Maine headquarters facility, of which $7.5 million was financed through the assumption of a mortgage. Expenditures for long-lived assets for the year ended December 31, 2005 include $0.6 million for property acquired in connection with CAG business acquisitions.

Revenue by product and service categories was as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

CAG segment revenue:
Instruments and consumables	$289,271	$242,312	$217,537
Rapid assay products	132,500	114,536	100,255
Reference laboratory and consulting services	255,193	187,114	156,425
Practice information management systems and digital radiography	53,385	44,427	32,589
Pharmaceutical products	22,114	17,930	14,024

Net CAG segment revenue	752,463	606,319	520,830

Net water segment revenue	66,235	58,466	56,760
Net production animal segment revenue	75,085	58,940	44,945
Other segment revenue	28,772	15,392	15,560

Net revenue	$922,555	$739,117	$638,095

Revenue by principal geographic area, based on customers’ domiciles, was as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005

Americas
United States	$552,134	$478,172	$418,565
Canada	55,884	22,070	18,428
Other Americas	11,777	6,076	6,235

	619,795	506,318	443,228

Europe
United Kingdom	60,831	53,296	46,419
Germany	54,538	45,391	38,994
France	43,398	26,884	19,300
Other Europe	82,204	62,251	49,468

	240,971	187,822	154,181

Asia Pacific Region
Japan	25,216	19,271	17,531
Australia	22,506	17,378	15,618
Other Asia Pacific	14,067	8,328	7,537

	61,789	44,977	40,686

Total	$922,555	$739,117	$638,095

Our largest customers are our U.S. distributors of our products in the CAG segment. One of our CAG distributors, Butler Animal Health Supply, LLC, accounted for 8%, 9% and 10% of our 2007, 2006 and 2005 revenue, respectively, and 5% of our net accounts receivable at December 31, 2007 and 2006, and 4% of our net accounts receivable at December 31, 2005.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows (in thousands):

	December 31,
	2007	2006	2005

Americas
United States	$112,712	$77,648	$50,276
Canada	5,513	2,434	174

	118,225	80,082	50,450

Europe
United Kingdom	8,713	8,655	6,959
Germany	3,677	3,203	2,865
Switzerland	3,770	3,585	1,984
France	2,578	782	78
Netherlands	2,457	1,398	1,588
Other Europe	438	318	80

	21,633	17,941	13,554

Asia Pacific Region
Japan	496	468	386
Australia	1,187	839	715
Other Asia Pacific	311	298	592

	1,994	1,605	1,693

Total	$141,852	$99,628	$65,697

NOTE 18. SUMMARY OF QUARTERLY DATA (UNAUDITED)
A summary of quarterly data follows (in thousands, except per share data):

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,

2007
Revenue	$211,155	$237,046	$229,385	$244,969
Gross profit	108,579	114,221	118,478	122,244
Operating income	30,877	32,467	36,097	36,742
Net income	21,027	21,664	25,795	25,528
Earnings per share:
Basic	$0.34	$0.35	$0.42	$0.42
Diluted	$0.32	$0.34	$0.40	$0.40

2006
Revenue	$168,164	$191,364	$187,380	$192,209
Gross profit	86,025	99,036	98,199	96,269
Operating income	26,975	37,026	34,462	29,470
Net income	18,273	25,780	24,953	24,672
Earnings per share:
Basic	$0.29	$0.41	$0.40	$0.39
Diluted	$0.27	$0.39	$0.38	$0.38

SCHEDULE II
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charges to	Write-Offs/	Balance at
	Beginning	Costs and	Cash	End
	of Year	Expenses	Payments	of Year

Reserves for doubtful accounts receivable:
December 31, 2005	$1,494	$121	$394	$1,221
December 31, 2006	1,221	1,070	508	1,783
December 31, 2007	1,783	614	655	1,742

Valuation allowance for deferred tax assets:
December 31, 2005	$4,943	$541	$588	$4,896
December 31, 2006	4,896	(88)	734	4,074
December 31, 2007	4,074	545	378	4,241

EXHIBIT INDEX

Exhibit No.	Description

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

10.1†
1991 Stock Option Plan of the Company, as amended (filed as Exhibit No. 10.1 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 0-19271 (“2006 Form 10-K”), and incorporated herein by reference).

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

10.4*	Amendment No. 2 to U.S. Supply Agreement effective as of October 15, 2006, between the Company and Ortho (filed herewith).

10.5*	Amendment No. 3 to U.S. Supply Agreement effective as of January 18, 2008 , between the Company and Ortho (filed herewith).

10.6*	European Supply Agreement, effective as of October 17, 2003, between the Company and Ortho (filed as Exhibit No. 10.8 to 2003 Form 10-K, and incorporated herein by reference).

10.7*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.2 to June 2005 10-Q, and incorporated herein by reference).

10.8*	Amendment No. 2 to European. Supply Agreement effective as of January 18, 2008, between the Company and Ortho (filed herewith).

10.9†	1998 Stock Incentive Plan of the Company, as amended (filed as Exhibit No. 10.6 to 2006 Form 10-K, and incorporated herein by reference).

10.10†	2000 Director Option Plan of the Company, as amended (filed as Exhibit No. 10.7 to 2006 Form 10-K, and incorporated herein by reference).

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

10.13†	Letter Agreement dated August 12, 2003, between the Company and William C. Wallen (filed as Exhibit No. 10.14 to 2003 Form 10-K, and incorporated herein by reference).

10.14†	Executive Employment Agreement dated January 1, 2007, between the Company and William C. Wallen (filed as Exhibit No. 10.2 to January 5, 2007 Form 8-K, and incorporated herein by reference).

Exhibit No.	Description

10.15†	Executive Employment Agreement dated January 1, 2007, between the Company and Merilee Raines (filed as Exhibit No. 10.3 to January 5, 2007 Form 8-K, and incorporated herein by reference).

10.16†	Executive Employment Agreement dated January 1, 2007, between the Company and Conan R. Deady (filed as Exhibit No. 10.4 to January 5, 2007 Form 8-K, and incorporated herein by reference).

10.17†
Form of Executive Employment Agreement dated January 1, 2007, between the Company and each of Thomas J. Dupree, S. Sam Fratoni, PhD, William B. Goodspeed, Irene C. Kerr, Ali Naqui, PhD, James F. Polewaczyk and Michael J. Williams, PhD (filed as Exhibit No. 10.5 to January 5, 2007 Form 8-K, and incorporated herein by reference).

10.18
Amendment, Release and Settlement Agreement dated as of September 12, 2002, among the Company, IDEXX Europe B.V., and Ortho (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.19†	Restated Director Deferred Compensation Plan, as amended (filed herewith).

10.20†	2003 Stock Incentive Plan, as amended (filed herewith).

10.21†
Form of Stock Option Agreement, as amended pursuant to the 2003 Stock Incentive Plan (filed as Exhibit No. 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-19271, and incorporated herein by reference).

10.22†	1997 Employee Stock Purchase Plan, as amended (filed herewith).

10.23†	Restated Executive Deferred Compensation Plan, as amended (filed herewith).

10.24†	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.22 to Annual Report on Form 10-K for the year ended 2005, File No. 0-19271 (“2005 Form 10-K”), and incorporated herein by reference).

10.25	Purchase and Sale Agreement dated as of January 17, 2006, between the Company and CW Westbrook Limited Partnership (filed as Exhibit 10.23 to 2005 Form 10-K, and incorporated herein by reference).

10.26
Purchase and Sale Agreement among Osmetech plc, Osmetech Inc., Osmetech Technology Inc. and Osmetech GmbH and IDEXX Sciences, Inc. and IDEXX Laboratories, Inc. dated as of December 15, 2006 (filed as Exhibit No. 2.1 to Current Report on Form 8-K filed December 21, 2006, File No. 0-19271, and incorporated herein by reference).

10.27
Credit Agreement among the Company, as borrower, certain material subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, National Association, as administrative agent, and JPMorgan Chase Bank, National Association, Toronto Branch, as Toronto agent (filed as Exhibit No. 10.1 to Current Report on Form 8-K filed January 31, 2007, File No. 0-19271, and incorporated herein by reference).

10.28
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

10.29
Modification to Credit Agreement, dated as of February 22, 2008, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc. and IDEXX Laboratories Canada Corporation, the lenders party thereto, JPMorgan Chase Bank, National Association, as administrative agent, and JPMorgan Chase Bank, National Association, Toronto Branch, as Toronto agent (filed as Exhibit No. 10.1 to Current Report on Form 8-K filed February 25, 2008, File No. 0-19271 (“February 25, 2008 Form 8-K”), and incorporated herein by reference).

10.30
Amendment No. 1 to Credit Agreement, dated as of February 22, 2008, among the Company, IDEXX Distribution, Inc. IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc. and IDEXX Laboratories Canada Corporation, the lenders party thereto, JPMorgan Chase Bank, National Association, as administrative agent, and JPMorgan Chase Bank, National Association, Toronto Branch, as Toronto agent, (filed as Exhibit 10.2 to February 25, 2008 Form 8-K, and incorporated herein by reference).

Exhibit No.	Description

21	Subsidiaries of the Company (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification by Chief Executive Officer (filed herewith).

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2
Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Confidential treatment requested as to certain portions.

†	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.