Form 10-Q
period 2008-03-31
IDEXX LABORATORIES INC /DE
filed 2008-04-25
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 60,300,554 on April 21, 2008.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$60,220	$60,360
Accounts receivable, less reserves of $2,268 in 2008 and $1,742 in 2007	125,245	108,384
Inventories	99,878	98,804
Deferred income tax assets	24,893	23,606
Other current assets	12,130	14,509

Total current assets	322,366	305,663
Property and equipment, net	151,094	141,852

Goodwill and other intangible assets, net	244,781	236,414
Other long-term assets, net	18,616	18,250

	263,397	254,664

TOTAL ASSETS	$736,857	$702,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,301	$32,510
Accrued expenses	32,481	29,182
Accrued employee compensation and related expenses	29,951	44,753
Accrued taxes	11,447	18,206
Accrued customer programs	14,421	15,107
Short-term debt	139,951	72,236
Current portion of long-term debt	731	720
Deferred revenue	10,743	10,678

Total current liabilities	265,026	223,392
Long-term Liabilities:
Deferred tax liabilities	12,600	14,697
Long-term debt, net of current portion	5,540	5,727
Deferred revenue	6,071	6,210
Other long-term liabilities	13,984	13,830

Total long-term liabilities	38,195	40,464

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 94,870 and 94,504 shares in 2008 and 2007, respectively	9,487	9,450
Additional paid-in capital	526,169	514,773
Deferred stock units: Outstanding 99 and 82 units in 2008 and 2007, respectively	2,513	2,201
Retained earnings	613,413	585,862
Accumulated other comprehensive income	31,372	22,705
Treasury stock, at cost: 34,473 and 33,500 shares in 2008 and 2007, respectively	(749,318)	(696,668)

Total stockholders’ equity	433,636	438,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$736,857	$702,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Revenue:
Product revenue	$168,990	$145,464
Service revenue	80,084	65,691

	249,074	211,155
Cost of Revenue:
Cost of product revenue	64,541	58,290
Cost of service revenue	54,697	44,286

	119,238	102,576

Gross profit	129,836	108,579

Expenses:
Sales and marketing	44,001	35,582
General and administrative	29,821	26,149
Research and development	17,295	15,971

Income from operations	38,719	30,877
Interest expense	(1,031)	(634)
Interest income	546	662

Income before provision for income taxes	38,234	30,905
Provision for income taxes	10,683	9,878

Net income	$27,551	$21,027

Earnings per Share:
Basic	$0.45	$0.34

Diluted	$0.43	$0.32

Weighted Average Shares Outstanding:
Basic	60,865	62,274

Diluted	63,558	65,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Cash Flows from Operating Activities:
Net income	$27,551	$21,027
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	11,395	9,047
Reduction in deferred compensation expense	(131)	—
Provision for uncollectible accounts	523	116
Benefit of deferred income taxes	(999)	(1,839)
Share-based compensation expense	2,878	2,416
Tax benefit from exercises of stock options	(2,384)	(3,004)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(13,543)	(16,428)
Inventories	(477)	(3,083)
Other assets	(1,540)	309
Accounts payable	(7,539)	935
Accrued liabilities	(18,190)	(11,453)
Deferred revenue	(333)	167

Net cash used by operating activities	(2,789)	(1,790)

Cash Flows from Investing Activities:
Sales and maturities of short-term investments	—	35,000
Purchases of property and equipment	(17,049)	(10,492)
Acquisitions of equipment leased to customers	(226)	(238)
Acquisitions of intangible assets and businesses, net of cash acquired	(7,533)	(80,311)

Net cash used by investing activities	(24,808)	(56,041)

Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	67,942	74,511
Payment of other notes payable	(177)	(1,323)
Purchase of treasury stock	(51,355)	(34,416)
Proceeds from exercises of stock options	5,974	7,916
Tax benefit from exercises of stock options	2,384	3,004

Net cash provided by financing activities	24,768	49,692
Net effect of exchange rates on cash	2,689	410

Net decrease in cash and cash equivalents	(140)	(7,729)
Cash and cash equivalents at beginning of period	60,360	61,666

Cash and cash equivalents at end of period	$60,220	$53,937

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,182	$539
Income taxes paid	$15,343	$14,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
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
The accompanying unaudited, condensed consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries, and all other entities in which we have a variable interest and are determined to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited, condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The condensed balance sheet data at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited, condensed financial statements should be read in conjunction with this quarterly report on Form 10-Q for the three months ended March 31, 2008, and our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
On October 25, 2007, our board of directors approved a two-for-one split of the outstanding shares of our common stock, to be effected in the form of a 100% stock dividend. Each holder of common stock of record at November 5, 2007 received one additional share of common stock for each share of common stock then held. The additional shares of common stock were distributed on November 26, 2007. As a result of the stock split, the number of outstanding common shares doubled to approximately 61 million shares.
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
NOTE 2. ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2008 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, except as discussed below.
Share-Based Compensation
To develop the expected term assumption for option awards, we previously elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms. Beginning in January 2008, we derive the expected term assumption for options based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. See Note 4.

Recent Accounting Pronouncements
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. SFAS 157-2”), we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. SFAS No. 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. There was no cumulative effect of adoption related to SFAS No. 157 and the adoption did not have an impact on our financial position, results of operations, or cash flows. We are studying SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities falling under the scope of FSP No. SFAS 157-2 and have not yet determined the expected impact on our financial position, results of operations, or cash flows. See Note 16 for a discussion of our adoption of SFAS No. 157.
We adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Under this pronouncement, a business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. We have not elected the fair value option for any items on our balance sheet.
NOTE 3. ACQUISITIONS OF BUSINESSES AND OTHER ASSETS
We paid $6.8 million to acquire a business and certain intangible assets that did not comprise businesses during the three months ended March 31, 2008 and recognized liabilities, including contingent liabilities associated with purchase accounting, of $0.1 million. In addition, we agreed to pay up to $7.5 million in the future upon achievement of revenue and other milestones. These payments will be accrued and recorded as additional intangible assets if and when we determine that it is probable that the milestones will be achieved.
More specifically, in January 2008, we acquired substantially all of the assets and assumed certain liabilities of VetLab Laboratorio Veterinario de Referencia, S.L. (“VetLab S.L.”). With operations in Barcelona, Spain, Vetlab S.L. is a provider of reference laboratory testing services to veterinarians. We also acquired certain intellectual property and distribution rights associated with a diagnostic test product during the three months ended March 31, 2008. In connection with these acquisitions, we recognized goodwill of $0.4 million and amortizable intangible assets of $6.4 million.
During the three months ended March 31, 2008, we made purchase price payments of $0.7 million related to the achievement of milestones achieved by certain businesses acquired in prior years, which were previously accrued.
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
We have commitments outstanding at March 31, 2008 for additional purchase price payments of up to $8.6 million in connection with acquisitions of businesses and intangible assets during the current and prior periods, of which $8.3 million is contingent on the achievement by certain acquired businesses of specified milestones.
The results of operations of the acquired businesses have been included since their respective acquisition dates. Pro forma information has not been presented because such information is not material to the financial statements taken as a whole.

NOTE 4. SHARE-BASED COMPENSATION
For the three months ended March 31, 2008, share-based compensation expense included $2.6 million for options, restricted stock units and deferred stock units with vesting conditions and $0.2 million for employee stock purchase rights. Share-based compensation expense was not affected by the two-for-one split of the outstanding shares of our common stock as discussed in Note 1.
Share-based compensation costs for options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights have been included in our condensed consolidated statement of operations for the three months ended March 31, 2008 and 2007 as follows (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007

Cost of revenue	$186	$123
Sales and marketing	423	293
General and administrative	1,655	1,504
Research and development	547	450

Total	$2,811	$2,370

The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the three months ended March 31, 2008 and 2007 totaled $17.9 million and $17.8 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at March 31, 2008 and 2007, before consideration of estimated forfeitures, was $38.3 million and $31.3 million, respectively. The weighted average remaining expense recognition period at March 31, 2008 and 2007 is approximately 2.4 years and 2.5 years, respectively.
Options
The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant were as follows:

	For the Three Months Ended
	March 31,
	2008	2007

Expected stock price volatility	25%	29%
Expected term, in years	4.9	5.0
Risk-free interest rate	2.7%	4.7%
The total fair value of options vested during the three months ended March 31, 2008 and 2007 was $10.2 million and $11.6 million, respectively.
Restricted and Other Deferred Stock Units With Vesting Conditions
The weighted average fair value per unit of restricted stock units and deferred stock units with vesting conditions granted during the three months ended March 31, 2008 and 2007 was $56.95 and $41.94, respectively.
NOTE 5. INVENTORIES
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2008	2007

Raw materials	$27,080	$26,182
Work-in-process	15,687	16,425
Finished goods	57,111	56,197

	$99,878	$98,804

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

Land and improvements	$7,691	$7,754
Buildings and improvements	54,226	54,072
Leasehold improvements	17,769	16,737
Machinery and equipment	99,353	92,139
Office furniture and equipment	64,896	61,472
Construction in progress	26,405	23,002

	270,340	255,176
Less accumulated depreciation and amortization	119,246	113,324

Total property and equipment	$151,094	$141,852

Depreciation expense was $8.3 million and $6.5 million for the three months ended March 31, 2008 and 2007, respectively.
Instruments placed with customers under certain minimum volume commitment programs are capitalized and depreciated over the shorter of the useful life of the instrument or the minimum volume commitment period.
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets other than goodwill consisted of the following (in thousands):

	March 31, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$10,914	$4,273	$10,895	$4,003
Other product rights	34,395	11,951	27,838	10,428
Customer-related intangible assets	59,445	9,524	57,907	8,011
Other, primarily noncompete agreements	6,839	2,620	6,416	2,299

	$111,593	$28,368	$103,056	$24,741

Amortization expense of intangible assets was $2.6 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.
During the three months ended March 31, 2008, we acquired customer-related intangible assets of $1.4 million, other product rights of $4.8 million, and other intangible assets of $0.2 million, all of which were assigned to the Companion Animal Group (“CAG”) segment, with weighted amortization periods of 3 years, 10 years and 15 years, respectively. See Note 3 for additional information. The remaining changes in the cost of intangible assets other than goodwill during the three months ended March 31, 2008 resulted from changes in foreign currency exchange rates.
Goodwill by segment consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

CAG segment	$133,135	$131,004
Water segment	17,645	17,566
Production animal segment	10,776	9,529

	$161,556	$158,099

During the three months ended March 31, 2008, we recognized goodwill of $0.4 million (all of which is expected to be tax deductible) related to business acquisitions, which was assigned to the CAG segment. See Note 3 for additional information. The remaining changes in goodwill during the three months ended March 31, 2008 resulted from changes in foreign currency exchange rates.

NOTE 8. WARRANTY RESERVES
We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customer’s environment and associated costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve during the three months ended March 31, 2008 and 2007, respectively (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007

Balance, beginning of period	$1,667	$1,978
Provision for warranty expense	507	490
Liability assumed in connection with business acquisition	—	86
Change in estimate of prior warranty expense	(66)	176
Settlement of warranty liability	(547)	(899)

Balance, end of period	$1,561	$1,831

NOTE 9. DEBT
In February 2008, we increased the aggregate principal amount available under our unsecured short-term revolving credit facility (“Credit Facility”) to $200.0 million from $125.0 million. At March 31, 2008 we had $139.9 million outstanding under the Credit Facility with a weighted average interest rate of 3.3%. Of the total amount outstanding at March 31, 2008 $6.9 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars.
NOTE 10. INCOME TAXES
Our effective income tax rates were 27.9% and 32.0% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the effective tax rate for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 relates primarily to a reduction in international deferred tax liabilities due to a recent change in the statutory tax rates for a jurisdiction in which we operate. This non-recurring benefit of approximately $1.5 million reduced our effective income tax rate for the quarter by 3.9%. This favorable item was partly offset by federal research and development tax incentives that were not available for the three months ended March 31, 2008 because of an expiration of the law.
NOTE 11. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three months ended March 31, 2008 and 2007 (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007

Net income	$27,551	$21,027
Other comprehensive income (loss):
Foreign currency translation adjustments	10,021	1,069
Change in fair value of foreign currency contracts classified as hedges, net of tax	(1,281)	47
Change in fair market value of investments, net of tax	(73)	7

Comprehensive income	$36,218	$22,150

NOTE 12. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method unless the security is anti-dilutive.
The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007

Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	60,774	62,203
Weighted average vested deferred stock units outstanding	91	71

	60,865	62,274

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	60,865	62,274
Dilutive effect of options issued to employees and directors	2,590	2,763
Dilutive effect of restricted stock units issued to employees	95	34
Dilutive effect of nonvested deferred stock units issued to directors	8	12

	63,558	65,083

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
Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2008	2007

Weighted average number of shares underlying anti-dilutive options	451	563

Weighted average exercise price per underlying share of anti-dilutive options	$52.62	$41.61

Weighted average number of shares underlying anti-dilutive restricted stock units	92	—
The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	March 31,
	2008	2007

Closing price per share of our common stock	$49.26	$43.81

Number of shares underlying options with exercise prices below the closing price	4,999	6,104
Number of shares underlying options with exercise prices equal to or above the closing price	611	200

Total number of shares underlying outstanding options	5,610	6,304

NOTE 13. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Significant commitments, contingencies and guarantees at March 31, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 in Note 13 to the consolidated financial statements, except as described in Note 3.
NOTE 14. TREASURY STOCK
Our board of directors has authorized the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our employee share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price.
From the inception of the program in August 1999 to March 31, 2008, we repurchased 34,098,000 shares for $741.5 million. From the inception of the program to March 31, 2008, we also received 375,000 shares of stock with a market value of $7.8 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, vesting of restricted stock units, settlement of deferred stock units, and in payment for the exercise price of stock options.
Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2008	2007

Shares acquired	973	819
Total cost of shares acquired	$52,650	$34,819
Average cost per share	$54.10	$42.49
NOTE 15. SEGMENT REPORTING
We are organized into business units by market and customer group. Our reportable segments include: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”), and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. Financial information about the Dairy and OPTI Medical operating segments are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures, and distributes products to detect contaminants in water. PAS develops, designs, manufactures, and distributes products to detect disease in production animals. Dairy develops, designs, manufactures, and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market.
Items that are not allocated to our operating segments comprise primarily corporate research and development expenses, a portion of share-based compensation expense, interest income and expense, and income taxes. We allocate most of our share-based compensation expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007 in Notes 2 and 17.
The following is the segment information (in thousands):

	For the Three Months Ended March 31,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2008
Revenues	$203,609	$16,816	$21,162	$7,487	$—	$249,074

Income (loss) from operations	$29,555	$6,270	$5,828	$(189)	$(2,745)	$38,719

Interest expense, net						485

Income before provisions for income taxes						38,234
Provision for income taxes						10,683

Net income						$27,551

2007
Revenues	$173,433	$14,405	$16,811	$6,506	$—	$211,155

Income (loss) from operations	$23,585	$5,642	$3,965	$(413)	$(1,902)	$30,877

Interest income, net						28

Income before provisions for income taxes						30,905
Provision for income taxes						9,878

Net income						$21,027

Revenue by product and service category was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007

CAG segment revenue:
Instruments and consumables	$75,610	$66,956
Rapid assay products	38,222	31,237
Laboratory and consulting services	70,107	57,888
Practice information systems and digital radiography	15,025	12,525
Pharmaceutical products	4,645	4,827

CAG segment revenue	203,609	173,433

Water segment revenue	16,816	14,405
Production animal segment revenue	21,162	16,811
Other segment revenue	7,487	6,506

Total revenue	$249,074	$211,155

NOTE 16. FAIR VALUE MEASUREMENTS
On January 1, 2008, we adopted the provisions of SFAS No. 157 for our financial assets and liabilities. As permitted by FSP No. SFAS 157-2, we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. SFAS No. 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in marketable securities related to a deferred compensation plan assumed in a business combination. The liabilities associated with this plan relate to deferred compensation, which is indexed to the performance of the underlying investments.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 liabilities include unrealized losses on hedge contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2008, we have no Level 3 assets or liabilities.
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2008 by level within the fair value hierarchy. We did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability (in thousands):

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2008

Assets
Marketable securities (1)	$2,016	$—	$—	$2,016
Liabilities
Deferred compensation (2)	2,016	—	—	2,016
Derivatives (3)	—	3,769	—	3,769

(1)	Relates to investments in marketable securities for a deferred compensation plan, which is included in other long-term assets.

(2)	Relates to deferred compensation liability associated with the above-mentioned marketable securities, included in other long-term liabilities.

(3)	Relates to unrealized losses on hedge contracts, included in accrued expenses. The notional value of these contracts is $96.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q includes or incorporates forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to future revenue growth rates, demand for our products, realizability of assets, warranty expense, share-based compensation expense, and competition. You can generally identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions are intended to help you identify forward-looking statements. These statements give our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part II, Item 1A. Risk Factors” in this quarterly report on Form 10-Q. The risks and uncertainties discussed herein do not reflect the potential impact of future mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this quarterly report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.
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
CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures, and distributes products to detect contaminants in water. PAS develops, designs, manufactures, and distributes products to detect diseases in production animals. Dairy develops, designs, manufacture, and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market.
Items that are not allocated to our operating segments comprise primarily corporate research and development expenses, a portion of share-based compensation expense, interest income and expense, and income taxes. We allocate most of our share-based compensation expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company.
• Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2008 are consistent with those discussed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”, except as discussed below.

Share-Based Compensation
We grant share-based compensation to certain employees annually in the first quarter of each year, including stock options. The valuation of stock options includes the use of subjective assumptions that we believe are reasonable, particularly for the expected stock price volatility and the expected term of options assumptions.
To develop the expected term assumption for option awards, we previously elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms. Beginning in January 2008, we derive the expected term assumption for options based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. Longer expected term assumptions increase the fair value of option awards, and therefore increase the expense recognized per award.
Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors, and compensation expense is adjusted for actual results. Net share-based compensation costs for the three months ended March 31, 2008 were $2.8 million, which is net of a reduction of $0.2 million for estimated forfeitures. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in unanticipated increases or decreases in share-based compensation expense from period to period.
• Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenue
Total Company. Revenue increased $37.9 million, or 18%, to $249.1 million for the three months ended March 31, 2008 from $211.2 million for the same period of the prior year. Incremental sales from businesses and from customer-related and other intangible assets acquired subsequent to January 1, 2007 contributed 4% to revenue growth. These acquisitions consisted primarily of veterinary reference laboratories and customer lists in Canada, the United States and Europe; intellectual property and distribution rights of a veterinary diagnostics business; a production animal diagnostic products business in France; and the Critical Care Division of Osmetech plc, which we refer to as OPTI Medical. The favorable impact of currency exchange rates contributed 5% to revenue growth. The following table presents revenue by operating segment:

For the Three Months Ended March 31,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency (1)	Acquisitions (2)	Effect

CAG	$203,609	$173,433	$30,176	17.4%	4.2%	2.7%	10.5%
Water	16,816	14,405	2,411	16.7%	4.5%	—	12.2%
PAS	21,162	16,811	4,351	25.9%	11.8%	12.2%	1.9%
Other	7,487	6,506	981	15.1%	4.8%	13.7%	(3.4%)

Total	$249,074	$211,155	$37,919	18.0%	4.9%	3.6%	9.5%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended March 31, 2007 to the three months ended March 31, 2008.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 from businesses acquired subsequent to January 1, 2007.

Companion Animal Group. Revenue for CAG increased $30.2 million, or 17%, to $203.6 million for the three months ended March 31, 2008 from $173.4 million for the same period of the prior year. Incremental sales from veterinary reference laboratory businesses and customer-related assets acquired subsequent to January 1, 2007 contributed 3% to CAG revenue growth. The favorable impact of currency exchange rates contributed 4% to the increase in CAG revenue. The following table presents revenue by product and service category for CAG:

For the Three Months Ended March 31,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency (1)	Acquisitions (2)	Effect

Instruments and consumables	$75,610	$66,956	$8,654	12.9%	4.8%	—	8.1%
Rapid assay products	38,222	31,237	6,985	22.4%	2.4%	—	20.0%
Laboratory and consulting services	70,107	57,888	12,219	21.1%	5.2%	8.1%	7.8%
Practice information management systems and digital radiography	15,025	12,525	2,500	20.0%	2.0%	—	18.0%
Pharmaceutical products	4,645	4,827	(182)	(3.8%)	—	—	(3.8%)

Net CAG revenue	$203,609	$173,433	$30,176	17.4%	4.2%	2.7%	10.5%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended March 31, 2007 to the three months ended March 31, 2008.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 from businesses acquired subsequent to January 1, 2007.
The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from businesses and from customer-related and other intangible assets acquired subsequent to January 1, 2007.
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
The increase in sales of instruments and consumables was due to higher sales across all instrument and consumables product categories. Higher consumables sales were due primarily to increased volume of consumables used with the Coag Dx™ Analyzer, our blood coagulation analyzer that we began to sell in December 2007, to increased U.S. and Canada practice-level sales of cassettes used with our VetStat® Analyzer, to increased worldwide practice-level sales of tubes used with our hematology analyzers, and to higher average unit sales prices on sales of slides for use in our VetTest® chemistry analyzers. Higher instrument service revenue was due to higher volume of service contracts sold, due to increased number of units placed. Higher instrument sales were due primarily to higher volume of sales of our IDEXX VetLab® Station, an in-clinic laboratory information management system, and of sales of our Coag Dx™ Analyzer, partly offset by lower average unit prices on sales of our LaserCyte® Hematology Analyzer and IDEXX VetLab® Station, due primarily to increased promotional discounting. Sales volumes of consumables in the U.S. and Canada in the first quarter of 2007 benefited from temporary additional diagnostic testing volume related to the recall of certain pet foods in mid-March 2007. We believe that the recall resulted in a higher than usual number of pet visits to veterinary clinics in North America in the first and second quarters of 2007. We estimate that this event negatively impacted year-over-year first quarter growth in sales of consumables used in our IDEXX VetLab® Suite of analyzers by approximately 3%, and negatively impacted growth in sales of total instruments and consumables by approximately 2%. Changes in distributors’ inventory levels negatively impacted reported consumables revenue growth by 1%.

The increase in sales of rapid assay products was due to both higher sales volumes and higher average unit sales prices. Increased volume was due to incremental sales of Canine SNAP® tests in Japan and increased U.S. practice-level sales of canine combination test products, such as the SNAP® 4Dx® and, to a lesser extent, the July 2007 launch of SNAP® cPL™, our test for pancreatitis in dogs. Higher volume in Japan resulted primarily from the timing of orders placed by our distributor which we anticipate will unfavorably impact the year-over-year comparison of second quarter 2008 revenue. Higher average unit sales prices were due, in part, to higher relative sales of canine combination test products and less promotional discounting in connection with our SNAP® up the Savings™ and other customer programs. We expect that the rate of end users’ conversion from canine heartworm-only tests to combination test products will slow in future periods, which will decelerate the rate of increase in average unit sales prices. The impact from changes in U.S. distributors’ inventory levels increased reported rapid assay revenue growth by 3%.
The increase in sales of laboratory and consulting services resulted primarily from acquisitions, higher testing volume and, to a lesser extent, the impact of price increases. Acquisitions of veterinary reference laboratories in Canada, the United States and Europe contributed 8% to reported laboratory and consulting services revenue growth. Higher testing volume was attributable to incremental sales to new customers, increased testing volume from existing customers and the impact of new test offerings. As discussed above, the first quarter of 2007 benefited from temporary additional diagnostic testing volume resulting from the March 2007 pet food recall. We estimate that this event negatively impacted year-over-year first quarter laboratory and consulting services revenue growth by approximately 1%.
The increase in sales of practice information management systems and digital radiography resulted primarily from higher sales volumes of companion animal radiography systems and the favorable impact of changes to the customer support pricing structure for our Cornerstone® practice information management systems, partly offset by lower sales of practice information management systems and lower average unit prices for digital radiography systems due to increased competition.
The decrease in sales of pharmaceutical products resulted primarily from lower sales volume, largely related to decreased sales of PZI VET®, our insulin product for the treatment of diabetic cats, as a result of the timing of significant orders placed by large distributors in the fourth quarter of 2007. In the second quarter of 2008, we informed customers that we will be discontinuing the PZI VET® product. At the time we had a limited inventory of product since the raw material used in the product is no longer commercially available. Substantially all of this inventory was sold in the second quarter. Consequently, sales of PZI VET® will be unusually high in the second quarter, and we will have limited or no sales of PZI VET® beyond the second quarter.
Water. Revenue for Water increased $2.4 million, or 17%, to $16.8 million for the three months ended March 31, 2008 from $14.4 million for the same period of the prior year. The increase resulted primarily from higher sales volume, partly offset by lower average unit sales prices due to both higher relative sales in geographies where products are sold at lower average unit sales prices and greater price competition in certain geographies. Higher sales volumes were attributable to the commencement in September 2007 of distribution of certain water testing kits manufactured by Invitrogen Corporation (“Invitrogen”), which increased reported Water revenue growth by 6%, as well as higher sales of our Colilert® products, used to detect total coliforms and E. coli in water. The favorable impact of currency exchange rates contributed 5% to the increase in Water revenue.
Production Animal Segment. Revenue for PAS increased $4.4 million, or 26%, to $21.2 million for the three months ended March 31, 2008 from $16.8 million for the same period of the prior year. The increase resulted primarily from higher livestock diagnostics sales volume, including sales attributable to Institut Pourquier (“Pourquier”), a manufacturer of production animal diagnostic products in France that we acquired in March 2007. Sales of Pourquier products contributed 12% to PAS revenue growth. The favorable impact of higher sales volume was partly offset by lower average unit sales prices for our post-mortem test for bovine spongiform encephalopathy (“BSE”) due to greater price competition. The favorable impact of currency exchange rates contributed 12% to the increase in PAS revenue.

Other. Revenue for Other operating units increased $1.0 million, or 15%, to $7.5 million for the three months ended March 31, 2008 from $6.5 million for the same period of the prior year due primarily to incremental revenue from OPTI Medical, which was acquired in January 2007.
Gross Profit
Total Company. Gross profit increased $21.3 million, or 20%, to $129.8 million for the three months ended March 31, 2008 from $108.6 million for the same period of the prior year. As a percentage of total revenue, gross profit increased to 52% from 51%. The following table presents gross profit and gross profit percentage by operating segment:

For the Three Months Ended March 31,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$101,985	50.1%	$86,330	49.8%	$15,655	18.1%
Water	10,315	61.3%	9,232	64.1%	1,083	11.7%
PAS	14,233	67.3%	10,963	65.2%	3,270	29.8%
Other	3,127	41.8%	1,914	29.4%	1,213	63.4%
Unallocated amounts	176	N/A	140	N/A	36	25.7%

Total Company	$129,836	52.1%	$108,579	51.4%	$21,257	19.6%

Companion Animal Group. Gross profit for CAG increased $15.7 million, or 18%, to $102.0 million for the three months ended March 31, 2008 from $86.3 million for the same period of the prior year due primarily to increased revenue across the CAG product and service lines except in the pharmaceuticals business. As a percentage of revenue, gross profit remained constant at 50%. Gross profit percentage was favorably impacted by lower cost of slides that are sold for use in our VetTest® chemistry analyzers; higher average unit sales prices on sales of our canine combination test products, including SNAP®4Dx®, and laboratory and consulting services; improved efficiency in our process relating to IDEXX VetLab® instrument service; and the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expenses. These favorable items were primarily offset by greater costs of service in the laboratory and consulting services business; greater costs of manufacturing related to IDEXX VetLab® instruments; and higher relative sales of relatively lower margin laboratory and consulting services.
Water. Gross profit for Water increased $1.1 million, or 12%, to $10.3 million for the three months ended March 31, 2008 from $9.2 million for the same period of the prior year due to higher revenue, partly offset by a decrease in the gross profit percentage to 61% from 64%. The decrease in the gross profit percentage was due primarily to discrete costs incurred as a result of discontinuing a project to qualify a second source supplier for certain products and greater relative sales of lower margin products, consisting primarily of water testing kits manufactured by Invitrogen that we began distributing in September 2007. These unfavorable impacts were partly offset by foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expense.
Production Animal Segment. Gross profit for PAS increased $3.3 million, or 30%, to $14.2 million for the three months ended March 31, 2008 from $11.0 million for the same period of the prior year due to increased sales volume and to an increase in the gross profit percentage to 67% from 65% for the prior year. The gross profit percentage was favorably impacted by foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expenses; net lower production costs; and greater relative sales of higher margin products, partly offset by the impact of lower gross profit on sales of Pourquier products and lower average unit sales prices. Comparatively lower production costs resulted partly from the unfavorable impact in the first quarter of 2007 of purchase accounting for inventory acquired in connection with the acquisition of Pourquier. Finished goods inventory acquired in connection with a business acquisition is assigned a fair value that exceeds replacement cost, which results in a low gross margin on the sale of those finished goods by the acquirer.
Other. Gross profit for Other operating units increased $1.2 million, or 63%, to $3.1 million for the three months ended March 31, 2008 from $1.9 million for the same period of the prior year due primarily to the unfavorable impact in the first quarter of 2007 of purchase accounting for inventory in connection with the acquisition of OPTI Medical. Excluding OPTI Medical, the gross profit percentage for Other operating units remained constant for the three months ended March 31, 2008 compared to the same period of the prior year.

Operating Expenses and Operating Income
Total Company. Total operating expenses increased $13.4 million, or 17%, to $91.1 million for the three months ended March 31, 2008 from $77.7 million for the same period of the prior year. As a percentage of revenue, operating expenses were constant at 37%.
Operating income increased $7.8 million, or 25%, to $38.7 million for the three months ended March 31, 2008 from $30.9 million for the same period of the prior year. As a percentage of revenue, operating income increased to 16% from 15%.
The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended March 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$72,430	35.6%	$62,745	36.2%	$9,685	15.4%
Water	4,045	24.1%	3,590	24.9%	455	12.7%
PAS	8,405	39.7%	6,998	41.6%	1,407	20.1%
Other	3,316	44.3%	2,327	35.8%	989	42.5%
Unallocated amounts	2,921	N/A	2,042	N/A	879	43.0%

Total Company	$91,117	36.6%	$77,702	36.8%	$13,415	17.3%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$29,555	14.5%	$23,585	13.6%	$5,970	25.3%
Water	6,270	37.3%	5,642	39.2%	628	11.1%
PAS	5,828	27.5%	3,965	23.6%	1,863	47.0%
Other	(189)	(2.5%)	(413)	(6.4%)	224	54.2%
Unallocated amounts	(2,745)	N/A	(1,902)	N/A	(843)	(44.3%)

Total Company	$38,719	15.5%	$30,877	14.6%	$7,842	25.4%

Companion Animal Group. Operating expenses for CAG increased $9.7 million, or 15%, to $72.4 million for the three months ended March 31, 2008 from $62.7 million for the same period of the prior year and, as a percentage of revenue, were constant at 36%. The following table presents CAG operating expenses by functional area:

For the Three Months Ended March 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$37,299	18.3%	$30,833	17.8%	$6,466	21.0%
General and administrative	23,888	11.7%	20,786	12.0%	3,102	14.9%
Research and development	11,243	5.5%	11,126	6.4%	117	1.1%
Total operating expenses	$72,430	35.6%	$62,745	36.2%	$9,685	15.4%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due, in part, to expanded worldwide sales and marketing and the addition of customer service support resources. To a lesser extent, the impact of exchange rates on foreign currency denominated expenses and incremental spending on customer support related information technology initiatives also contributed to the increase in sales and marketing expense.
The increase in general and administrative expense resulted primarily from higher personnel costs due, in part, to expanded resources and spending on information technology and other general support functions and, to a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses and incremental expenses associated with businesses acquired subsequent to January 1, 2007, comprised mainly of administrative expenses of a recurring nature to support the acquired businesses and amortization expense for intangible assets acquired. These increases were partly offset by transaction gains realized upon settlement of foreign currency denominated liabilities and, to a lesser extent, by decreased related spending for facilities support.

The increase in research and development expense resulted primarily from higher personnel costs due, in part, to incremental new product and technology development initiatives and product enhancement efforts related primarily to IDEXX VetLab® instrumentation, rapid assay, and digital radiography products. These increases were largely offset by a net decrease in new product development spending as we completed development of our next-generation chemistry analyzer, Catalyst Dx™, and our new quantitative immunoassay platform, SNAPshot Dx™, both of which began customer shipments at the end of the quarter, as well as lower external consulting costs incurred in our pharmaceuticals business.
Water. Operating expenses for Water increased $0.5 million, or 13%, to $4.0 million for the three months ended March 31, 2008 from $3.6 million for the same period of the prior year and, as a percentage of revenue, decreased to 24% from 25%. The following table presents Water expenses by functional area:

For the Three Months Ended March 31,

Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$1,999	11.9%	$1,560	10.8%	$439	28.1%
General and administrative	1,493	8.9%	1,391	9.7%	102	7.3%
Research and development	553	3.3%	639	4.4%	(86)	(13.5%)

Total operating expenses	$4,045	24.1%	$3,590	24.9%	$455	12.7%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due, in part, to expanded headcount, incremental costs incurred for commissions and travel and, to a lesser extent, the impact of exchange rates on foreign currency denominated expenses. The increase in general and administrative expense resulted primarily from increased professional fees. The decrease in research and development expense is due primarily to the absence in 2008 of higher costs incurred during the first quarter of 2007 associated with support of new product development initiatives and costs incurred in 2007 related to identification of alternative raw material suppliers.
Production Animal Segment. Operating expenses for PAS increased $1.4 million, or 20%, to $8.4 million for the three months ended March 31, 2008 from $7.0 million for the same period of the prior year and, as a percentage of revenue, decreased to 40% from 42%. The following table presents PAS operating expenses by functional area:

For the Three Months Ended March 31,

Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$3,398	16.1%	$2,384	14.2%	$1,014	42.5%
General and administrative	3,126	14.8%	2,834	16.9%	292	10.3%
Research and development	1,881	8.9%	1,780	10.6%	101	5.7%

Total operating expenses	$8,405	39.7%	$6,998	41.6%	$1,407	20.1%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs, the impact of exchange rates on foreign currency denominated expenses and, to a lesser extent, incremental activities associated with the Pourquier business, which was acquired in March 2007. The increase in general and administrative expense associated with the Pourquier business is comprised mainly of administrative expenses of a recurring nature to support the acquired business and amortization expense for intangible assets. These increases were partly offset by a decrease in professional fees and net favorable spending on general support functions. The increase in research and development expense resulted primarily from incremental costs attributable to the Pourquier business and higher personnel costs, partly offset by a decrease in professional fees.

Other. Operating expenses for Other operating units increased $1.0 million to $3.3 million for the three months ended March 31, 2008 from $2.3 million for the same period of the prior year due primarily to incremental expenses attributable to OPTI Medical, which was acquired in January 2007. These costs are mainly composed of operating expenses of a recurring nature to support the OPTI Medical business and amortization expense for intangible assets acquired.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $0.9 million to $2.9 million for the three months ended March 31, 2008 from $2.0 million for the same period of the prior year. The increase in unallocated amounts resulted primarily from corporate research and development expense due to personnel additions in 2008 to support increased long-term product development activities.
Interest Income and Interest Expense
Interest income was $0.5 million for the three months ended March 31, 2008 compared to $0.7 million for the same period of the prior year. The decrease in interest income was due primarily to lower invested cash balances.
Interest expense was $1.0 million for the three months ended March 31, 2008 compared to $0.6 million for the same period of the prior year. The increase in interest expense was due primarily to interest expense incurred on incremental borrowings under a revolving credit facility.
Provision for Income Taxes
Our effective income tax rates were 27.9% and 32.0% for the three months ended March 31, 2008 and 2007, respectively. The decrease in the effective tax rate for the three months ended March 31, 2008 as compared with the three months ended March 31, 2007 relates primarily to a reduction in international deferred tax liabilities due to a recent change in the statutory tax rates for a jurisdiction in which we operate. This non-recurring benefit of approximately $1.5 million reduced our effective income tax rate for the quarter by 3.9%. This favorable item was partly offset by federal research and development tax incentives that were not available for the three months ended March 31, 2008 because of an expiration of the law.
• Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2(r) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
• Liquidity and Capital Resources
Liquidity
We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our credit facilities. At March 31, 2008 and December 31, 2007, we had $60.2 million and $60.4 million, respectively, of cash and cash equivalents, and working capital of $57.5 million and $82.3 million, respectively. Additionally, at March 31, 2008, we had remaining borrowing availability under our revolving credit facility of $60.1 million. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our credit facilities will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs. We further believe that we could obtain additional borrowings at customary interest rates to fund our growth objectives. The extent and timing of acquisition-related spending and repurchases of our common stock could cause variations in our liquidity and leverage levels.

We consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the U.S. Changes to this policy could have adverse tax consequences. Subject to this policy, we manage our worldwide cash requirements considering available funds among all of our subsidiaries. Foreign cash balances are generally available without legal restrictions to fund ordinary business operations outside the U.S.
The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31,	December 31,
	2008	2007

Days sales outstanding	42.6	39.4
Inventory turns	2.0	2.3
Sources and Uses of Cash
Cash used by operating activities was $2.8 million for the three months ended March 31, 2008, compared to cash used by operating activities of $1.8 million for the same period in 2007. The total of net income and net non-cash charges was $38.8 million for the three months ended March 31, 2008, compared to $27.8 million for the same period in 2007.
We historically have experienced proportionally lower or net negative cash flows from operating activities during the first quarter and net positive cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:
•	In the U.S., we pay our final income tax payments for each fiscal year on March 15th of the following year, in addition to paying our first quarter payment for the current fiscal year. Our method of depositing estimated taxes typically delays a portion of the payment relating to the preceding year until this final payment date and, as a result, tax payments are higher in the first quarter of each year. Due to changes in federal tax law, we believe this will be less significant in future periods.

•	We have management and non-management employee incentive programs that provide for the payment of annual bonuses in the first quarter following the year for which the bonuses were earned.

•	We have agreements with certain suppliers that require us to make minimum annual inventory purchases, in some cases in order to retain exclusive distribution rights, and we have other agreements with suppliers that provide for lower pricing based on annual purchase volumes. We may place a higher volume of purchase orders for inventory during the fourth quarter in order to meet our minimum commitments or realize volume pricing discounts and we receive that inventory in the fourth or first quarters and pay in the first quarter. The specific facts and circumstances that we consider in determining the timing and level of inventory purchases throughout the year related to these agreements may yield inconsistent cash flows from operations, most typically in the first and fourth quarters. For the first quarter of 2008, net negative cash flows were not significantly impacted by the timing of payments for inventory.
During the three months ended March 31, 2008, cash decreased by $41.6 million due to changes in operating assets and liabilities, compared to a decrease in the same period of 2007 of $29.6 million, resulting in a year-to-year change of $12.0 million. The increase in cash used by changes in operating assets and liabilities, compared to 2007, was primarily attributable to $15.2 million incremental cash used by changes in accounts payable and accrued expenses. In the first quarter of 2008 we received fewer shipments of VetTest® slide inventory from our supplier when compared to the same period of 2007 which resulted in an unusually large decrease in our payables during the three months ended March 31, 2008. The increase in cash used by accrued expenses was primarily due to incremental increases in cash payments related to employee incentive bonuses.
Cash used by investing activities was $24.8 million for the three months ended March 31, 2008, compared to cash used of $56.0 million for the same period of 2007. The decrease in cash used by investing activities for 2008, compared to 2007, was due to $72.8 million less cash used for business acquisitions and purchases of other assets not comprising businesses, which are described below, partly offset by incremental purchases of property and equipment of $6.6 million, which are described below, and lower net proceeds provided by maturities of short-term investments of $35.0 million.

We paid $6.8 million and assumed liabilities of $0.1 million to acquire businesses and certain intangible assets that did not comprise businesses during the three months ended March 31, 2008. We also made purchase price payments of $0.7 million related to the achievement of milestones achieved by certain businesses acquired in prior years. In January 2008, we acquired substantially all of the assets and assumed certain liabilities of VetLab Laboratorio Veterinario de Referencia, S.L. (“VetLab S.L.”). With operations in Barcelona, Spain, Vetlab S.L. is a provider of reference laboratory testing services to veterinarians. We also acquired certain intellectual property and distribution rights associated with a diagnostic test product during the three months ended March 31, 2008. We paid $79.2 million and assumed liabilities of $18.0 million, including $8.2 million of deferred tax liabilities associated with purchase accounting to acquire businesses and certain intangible assets that did not comprise businesses during the three months ended March 31, 2007. We also made $1.1 million in purchase payments associated with business acquisitions that closed in prior periods during the three months ended March 31, 2007.
We paid $17.0 million to purchase fixed assets and $0.2 million to acquire rental instruments sold under recourse during the three months ended March 31, 2008. Our total capital expenditure plan for 2008 is approximately $100 million, which includes approximately $40 million for the renovation and expansion of our headquarters facility in Westbrook, Maine. Our 2008 capital expenditure plan has decreased from the level reported as part of our Annual Report on Form 10-K for the year ended December 31, 2007 due to lower anticipated spending on our headquarters facility.
On March 30, 2007, we entered into an unsecured revolving credit facility with a group of multinational banks in the principal amount of $125.0 million that matures on March 30, 2012 (the “Credit Facility”). In February 2008, we increased the aggregate principal amount available under this facility to $200.0 million. The Credit Facility may be used for general corporate purposes, including business acquisitions and repurchases of our common stock. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At March 31, 2008 we were in compliance with the covenants of the Credit Facility. At March 31, 2008, we had $139.9 million outstanding under the Credit Facility, of which $6.9 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. Year-over-year the total amount outstanding under our Credit Facility has increased by approximately $65 million. Cash received from borrowings was primarily used to fund acquisitions and repurchase shares of our common stock.
The board of directors has authorized the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to March 31, 2008, we repurchased 34,098,000 shares. Cash used to repurchase shares in the first quarter of 2008 and 2007 was $51.4 million and $34.4 million, respectively. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our employee share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 14 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information about our share repurchases.
Other Commitments, Contingencies and Guarantees
Significant commitments, contingencies and guarantees at March 31, 2008 are consistent with those discussed in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, except as described below and in Note 3 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
We have amounts committed under open purchase orders of $67.1 million at April 21, 2008. These purchase orders relate to goods or services to be received over the next twelve months.
We have commitments outstanding at March 31, 2008 for additional purchase price payments of up to $8.6 million in connection with acquisitions of businesses and intangible assets during the current and prior periods, of which $8.3 million is contingent on the achievement by certain acquired businesses of specified milestones.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 17 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.
Our hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the three months ended March 31, 2008. We enter into currency exchange contracts for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of operations. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. At March 31, 2008, we had $2.6 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $1.2 million in taxes.
For quantitative and qualitative disclosures about market risk affecting IDEXX, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2007.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2008, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our Failure to Successfully Execute Certain Strategies Could Have a Negative Impact on Our Growth and Profitability
The companion animal health care industry is very competitive and we anticipate increased competition from both existing competitors and new market entrants. Our ability to maintain or enhance our historical growth rates and our profitability depends on our successful execution of many elements of our strategy, which include:
•	Developing, manufacturing and marketing innovative new in-house laboratory analyzers such as Catalyst Dx™ and SNAPshot Dx™ that drive sales of IDEXX VetLab® instruments, grow our installed base of instruments, and create a recurring revenue stream from consumable products;

•	Developing and introducing new proprietary rapid assay and other diagnostic tests and services that effectively differentiate our products and services from those of our competitors;

•	Achieving the benefits of economies of scale in our worldwide reference laboratory business;

•	Increasing the value to our customers of our companion animal products and services by enhancing the integration of these products;

•	Growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.; and

•	Developing and implementing new technology and licensing strategies; and identifying, completing and integrating acquisitions that enhance our existing businesses or create new business or geographic areas for us.
We may not be able to successfully implement some or all of these strategies and increase or sustain our rate of growth or profitability.
Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability
We currently purchase many products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily or easily replaced by alternative sources. These products include our VetAutoread™ hematology, VetLyte® electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; active ingredients for pharmaceutical products; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products and LaserCyte® hematology analyzers. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions, or delays or discontinuations in product shipments, which could result in our inability to supply the market, which would have a material adverse effect on our results of operations.
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

Various Government Regulations Could Limit or Delay Our Ability to Market and Sell Our Products
In the U.S., the manufacture and sale of our products are regulated by agencies such as the United States Department of Agriculture (“USDA”), the U.S. Food and Drug Administration (“FDA”), and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale in the U.S. Our water testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. The manufacture and sale of our OPTI® line of human point-of-care electrolytes and blood gas analyzers are regulated by the FDA and require approval by the FDA before they may be sold commercially in the U.S. The manufacture and sale of our products are subject to similar laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations.
Our Success Is Heavily Dependent Upon Our Proprietary Technologies
We rely on a combination of patent, trade secret, trademark and copyright laws to protect our proprietary rights. If we do not have adequate protection of our proprietary rights, our business may be affected by competitors who utilize substantially equivalent technologies that compete with us.
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
On December 29, 2006, the Drinking Water Inspectorate in the U.K. published a proposal to discontinue the regulation that requires testing water supplies for Cryptosporidium. Subsequently, regulatory changes were approved and will become effective January 1, 2009. Beginning in the fourth quarter of 2008, we believe that we may lose a substantial portion of our sales of Filta-Max® products in England and Wales, which were $2.8 million for the year ended December 31, 2007.
Consolidation of Veterinary Hospitals Could Negatively Affect Our Business
An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include VCA Antech, Inc., National Veterinary Associates, and Banfield, The Pet Hospital, each of which is currently a customer of IDEXX. A similar trend exists in the U.K. and may in the future also develop in other countries. Corporate owners of veterinary hospitals could attempt to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results. In addition, certain corporate owners, most notably VCA Antech, our primary competitor in the U.S. market for reference laboratory services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies are likely to use their laboratory services almost exclusively. In addition, because these companies compete with us in the laboratory services business, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.
A Weak Economy Could Have a Negative Impact on Our Business
While our companion animal business historically has demonstrated resistance to the effects of economic downturns, particularly deep or long economic weakness in our significant markets could cause pet owners to skip or defer visits to veterinary hospitals or could affect their willingness to treat certain pet health conditions. A decline in pet visits to the hospital or in the willingness of pet owners to treat certain health conditions could result in a decrease in diagnostic testing, and therefore in our sales of diagnostic products and services.
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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results
For the three months ended March 31, 2008, 41% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts and natural hedges to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2008, we repurchased common shares as described below:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

January 1 to January 31, 2008	178,331	$57.76	178,331	6,673,923
February 1 to February 29, 2008	309,629	55.99	286,900	6,387,023
March 1 to March 31, 2008	485,240	51.55	485,240	5,901,783

Total	973,200	$54.10	950,471	5,901,783

Our board of directors has approved the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, and February 13, 2008 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended March 31, 2008, and no repurchase plans expired during the period. Repurchases of 950,471 shares were made during the three months ended March 31, 2008 in open market transactions.
During the three months ended March 31, 2008, we received 22,729 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

IDEXX LABORATORIES, INC.
/s/ Merilee Raines
Date: April 25, 2008	Merilee Raines
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.