Form 10-Q
period 2008-06-30
IDEXX LABORATORIES INC /DE
filed 2008-07-25
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 59,436,722 on July 21, 2008.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$75,265	$60,360
Accounts receivable, less reserves of $2,277 in 2008 and $1,742 in 2007	120,565	108,384
Inventories	106,182	98,804
Deferred income tax assets	24,033	23,606
Other current assets	13,019	14,509

Total current assets	339,064	305,663
Property and equipment, net	166,604	141,852

Goodwill and other intangible assets, net	242,137	236,414
Other long-term assets, net	17,084	18,250

	259,221	254,664

TOTAL ASSETS	$764,889	$702,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,357	$32,510
Accrued expenses	34,749	29,182
Accrued employee compensation and related expenses	40,144	44,753
Accrued taxes	12,767	18,206
Accrued customer programs	16,306	15,107
Short-term debt	157,973	72,236
Current portion of long-term debt	742	720
Deferred revenue	11,014	10,678

Total current liabilities	299,052	223,392
Long-term Liabilities:
Deferred tax liabilities	12,228	14,697
Long-term debt, net of current portion	5,350	5,727
Deferred revenue	5,859	6,210
Other long-term liabilities	13,939	13,830

Total long-term liabilities	37,376	40,464

Commitments and Contingencies (Note 3 and 13)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 95,018 and 94,504 shares in 2008 and 2007, respectively	9,502	9,450
Additional paid-in capital	532,950	514,773
Deferred stock units: Outstanding: 99 and 82 units in 2008 and 2007, respectively	2,546	2,201
Retained earnings	652,777	585,862
Accumulated other comprehensive income	31,011	22,705
Treasury stock, at cost: 35,475 and 33,500 shares in 2008 and 2007, respectively	(800,325)	(696,668)

Total stockholders’ equity	428,461	438,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$764,889	$702,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue:
Product revenue	$190,488	$159,886	$359,478	$305,350
Service revenue	90,082	77,160	170,166	142,851

	280,570	237,046	529,644	448,201
Cost of Revenue:
Cost of product revenue	70,738	72,319	135,279	130,609
Cost of service revenue	58,572	50,506	113,269	94,792

	129,310	122,825	248,548	225,401

Gross profit	151,260	114,221	281,096	222,800

Expenses:
Sales and marketing	44,214	36,747	88,215	72,329
General and administrative	29,881	27,690	59,702	53,839
Research and development	18,274	17,317	35,569	33,288

Income from operations	58,891	32,467	97,610	63,344
Interest expense	(1,213)	(1,454)	(2,244)	(2,088)
Interest income	570	620	1,116	1,282

Income before provision for income taxes	58,248	31,633	96,482	62,538
Provision for income taxes	18,884	9,969	29,567	19,847

Net income	$39,364	$21,664	$66,915	$42,691

Earnings per Share:
Basic	$0.66	$0.35	$1.11	$0.69

Diluted	$0.63	$0.34	$1.06	$0.66

Weighted Average Shares Outstanding:
Basic	60,029	61,697	60,448	61,984

Diluted	62,440	64,400	63,017	64,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$66,915	$42,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,980	19,271
Navigator® inventory write-down and royalty license impairment	—	10,138
Reduction in deferred compensation expense	(31)	—
Provision for uncollectible accounts	824	295
Provision for (benefit of) deferred income taxes	181	(4,346)
Share-based compensation expense	5,598	4,113
Tax benefit from exercises of stock options	(3,198)	(4,070)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,495)	(18,070)
Inventories	(6,960)	1,802
Other assets	(1,456)	(1,442)
Accounts payable	(7,447)	1,969
Accrued liabilities	(520)	9,483
Deferred revenue	(251)	883

Net cash provided by operating activities	68,140	62,717

Cash Flows from Investing Activities:
Sales and maturities of short-term investments	—	35,000
Purchases of property and equipment	(42,564)	(26,235)
Acquisitions of equipment leased to customers	(429)	(525)
Acquisitions of intangible assets and businesses, net of cash acquired	(8,514)	(85,507)

Net cash used by investing activities	(51,507)	(77,267)

Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	85,948	79,827
Payment of other notes payable	(357)	(2,042)
Purchase of treasury stock	(102,331)	(92,114)
Proceeds from exercises of stock options	9,174	11,986
Tax benefit from exercises of stock options	3,198	4,070

Net cash provided (used) by financing activities	(4,368)	1,727
Net effect of exchange rates on cash	2,640	745

Net increase (decrease) in cash and cash equivalents	14,905	(12,078)
Cash and cash equivalents at beginning of period	60,360	61,666

Cash and cash equivalents at end of period	$75,265	$49,588

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,152	$1,440
Income taxes paid	$30,273	$18,011
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
The accompanying unaudited, condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The condensed balance sheet data at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited, condensed financial statements should be read in conjunction with this quarterly report on Form 10-Q for the three and six months ended June 30, 2008, and our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
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
Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations or financial position.
NOTE 2. ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2008 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, except as discussed below.
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

Recent Accounting Pronouncements
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. SFAS 157-2”), we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS No. 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. There was no cumulative effect of adoption related to SFAS No. 157 and the adoption did not have an impact on our financial position, results of operations, or cash flows. We are studying SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities falling under the scope of FSP No. SFAS 157-2 and have not yet determined the expected impact on our financial position, results of operations, or cash flows. See Note 16 for a discussion of our adoption of SFAS No. 157.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. This standard is effective for fiscal years beginning after November 15, 2008. We are studying SFAS No. 161 and have not yet determined the expected impact of the implementation of this pronouncement.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, “Business Combinations” (“SFAS No. 141”), and other U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.
NOTE 3. ACQUISITIONS OF BUSINESSES AND OTHER ASSETS
We paid $6.8 million in cash to acquire a business and certain intangible assets that did not comprise businesses during the six months ended June 30, 2008 and recognized liabilities, including contingent liabilities associated with purchase accounting, of $0.3 million. In addition, we agreed to pay up to $7.5 million in cash in the future upon achievement of certain revenue and other milestones. These payments will be accrued and recorded as additional intangible assets if and when we determine that it is probable that the milestones will be achieved.
More specifically, in January 2008, we acquired substantially all of the assets and assumed certain liabilities of VetLab Laboratorio Veterinario de Referencia, S.L. (“VetLab S.L.”). With operations in Barcelona, Spain, VetLab S.L. is a provider of reference laboratory testing services to veterinarians. We also acquired certain intellectual property and distribution rights associated with a diagnostic test product during the six months ended June 30, 2008. In connection with these acquisitions, we recognized goodwill of $0.4 million and amortizable intangible assets of $6.4 million.
During the six months ended June 30, 2008, we made purchase price payments of $1.7 million related to the achievement of milestones realized by certain businesses acquired in prior years, of which $1.5 million was previously accrued.

We believe that the acquired businesses enhance our existing businesses by either expanding the geographic range of our existing businesses or expanding our existing product lines. We determined the purchase price of each acquired business based on our assessment of estimated future cash flows attributable to the business enterprise taken as a whole, the strength of the business in the marketplace, the strategic importance of the acquisition to IDEXX, and the seller’s desire to be acquired by IDEXX versus perceived alternatives. We recognized goodwill based on the excess of the purchase price for each business over the fair values of the individual tangible and separately identified intangible assets acquired, which were valued in accordance with SFAS No. 141, “Business Combinations”.
We have commitments outstanding at June 30, 2008 for additional purchase price payments of up to $7.9 million in connection with acquisitions of businesses and intangible assets prior to June 30, 2008, of which $7.8 million is contingent on the achievement by certain acquired businesses of specified milestones.
The results of operations of the acquired businesses have been included since their respective acquisition dates. Pro forma information has not been presented because such information is not material to the financial statements taken as a whole.
NOTE 4. SHARE-BASED COMPENSATION
For the six months ended June 30, 2008, share-based compensation expense included $5.2 million for options, restricted stock units and deferred stock units with vesting conditions and $0.3 million for employee stock purchase rights. Share-based compensation expense has been included in our condensed consolidated statement of operations for the three and six months ended June 30, 2008 and 2007 as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of revenue	$261	$149	$447	$271
Sales and marketing	382	202	805	495
General and administrative	1,525	993	3,180	2,498
Research and development	484	291	1,031	741

Total	$2,652	$1,635	$5,463	$4,005

The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the six months ended June 30, 2008 and 2007 totaled $17.4 million in both periods. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at June 30, 2008, before consideration of estimated forfeitures, was $35.5 million. The weighted average remaining expense recognition period at June 30, 2008 was approximately 2.2 years.
Options
The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant were as follows:

	For the Six Months Ended
	June 30,
	2008	2007

Expected stock price volatility	25%	29%
Expected term, in years	4.9	5.0
Risk-free interest rate	2.7%	4.7%
The total fair value of options vested during the six months ended June 30, 2008 and 2007 was $10.5 million and $11.9 million, respectively.
Restricted and Other Deferred Stock Units With Vesting Conditions
The weighted average fair value per unit of restricted stock units and deferred stock units with vesting conditions granted during the six months ended June 30, 2008 and 2007 was $56.80 and $41.99, respectively.

NOTE 5. INVENTORIES
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2008	2007

Raw materials	$28,737	$26,182
Work-in-process	16,745	16,425
Finished goods	60,700	56,197

	$106,182	$98,804

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007

Land and improvements	$7,694	$7,754
Buildings and improvements	54,421	54,072
Leasehold improvements	17,729	16,737
Machinery and equipment	102,659	92,139
Office furniture and equipment	67,492	61,472
Construction in progress	42,520	23,002

	292,515	255,176
Less accumulated depreciation and amortization	125,911	113,324

Total property and equipment	$166,604	$141,852

Depreciation expense was $17.4 million and $13.7 million for the six months ended June 30, 2008 and 2007, respectively.
In 2007 we began the renovation and expansion of our primary facility in Westbrook, Maine. Related to this project we have capitalized, as construction in progress, $16.4 million during the six months ended June 30, 2008 and $28.9 million since the inception of the project.
Instruments placed with customers under certain minimum volume commitment programs are capitalized and depreciated over the shorter of the useful life of the instrument or the minimum volume commitment period.
NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets other than goodwill consisted of the following (in thousands):

	June 30, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$10,880	$4,512	$10,895	$4,003
Product rights (1)	34,009	12,679	27,838	10,428
Customer-related intangible assets (2)	59,529	10,713	57,907	8,011
Other, primarily noncompete agreements	6,836	2,931	6,416	2,299

	$111,254	$30,835	$103,056	$24,741

(1)	Product rights comprise certain technologies, licenses, trade names and contractual rights acquired from third parties.

(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.
Amortization expense of intangible assets was $2.6 million and $5.2 million for the three and six months ended June 30, 2008, respectively. Amortization expense of intangible assets was $2.4 million and $4.2 million for the three and six months ended June 30, 2007, respectively.

During the six months ended June 30, 2008, we acquired customer-related intangible assets of $1.4 million, product rights of $4.8 million, and other intangible assets of $0.2 million, all of which were assigned to the Companion Animal Group (“CAG”) segment, with weighted amortization periods of 15 years, 10 years and 3 years, respectively. See Note 3 for additional information. The remaining changes in the cost of intangible assets other than goodwill during the six months ended June 30, 2008 resulted from changes in foreign currency exchange rates.
Goodwill by segment consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007

CAG segment	$133,666	$131,004
Water segment	17,506	17,566
Production animal segment	10,546	9,529

	$161,718	$158,099

During the six months ended June 30, 2008, we recognized goodwill of $0.6 million (all of which is expected to be tax deductible) related to business acquisitions prior to June 30, 2008, which was assigned to the CAG segment. See Note 3 for additional information. The remaining changes in goodwill during the six months ended June 30, 2008 resulted from changes in foreign currency exchange rates.
NOTE 8. WARRANTY RESERVES
We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customer’s environment and associated costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve during the three and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance, beginning of period	$1,561	$1,831	$1,667	$1,978
Provision for warranty expense	551	292	1,059	782
Liability assumed in connection with business acquisition	—	—	—	86
Change in estimate of prior warranty expense	(13)	75	(79)	251
Settlement of warranty liability	(520)	(447)	(1,068)	(1,346)

Balance, end of period	$1,579	$1,751	$1,579	$1,751

NOTE 9. DEBT
In February 2008, we increased the aggregate principal amount available under our unsecured short-term revolving credit facility (“Credit Facility”) to $200.0 million from $125.0 million. At June 30, 2008 we had $157.9 million outstanding under the Credit Facility with a weighted average interest rate of 3.4%. Of the total amount outstanding at June 30, 2008, $7.9 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars.
NOTE 10. INCOME TAXES
Our effective income tax rates for the three and six months ended June 30, 2008 were 32.4% and 30.6%, respectively, compared with 31.5% and 31.7% for the three and six months ended June 30, 2007, respectively.
 The increase in our effective income tax rate for the three months ended June 30, 2008 compared to June 30, 2007 was primarily due to federal research and development tax incentives that were not available during the three months ended June 30, 2008 because of expiration of a law. This unfavorable item was partly offset by a state law change that became effective during the three months ended June 30, 2007 which required a reduction of our deferred tax assets during that period.

The decrease in our effective income tax rate for the six months ended June 30, 2008 compared to June 30, 2007 was primarily related to a reduction in international deferred tax liabilities due to a recent change in the statutory tax rates for a jurisdiction in which we operate and a state tax law change that became effective during the six months ended June 30, 2007 that required a reduction of our deferred tax assets during that period. This reduction of statutory rates was a non-recurring benefit of approximately $1.5 million, which reduced our effective income tax rate for the six months ended June 30, 2008 by 1.5%. These favorable items were partly offset by federal research and development tax incentives that were not available for the six months ended June 30, 2008 because of expiration of a law.
NOTE 11. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$39,364	$21,664	$66,915	$42,691
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,114)	1,970	8,906	3,039
Change in fair value of foreign currency contracts classified as hedges, net of tax	650	(576)	(631)	(529)
Change in fair market value of investments, net of tax	103	48	31	55

Comprehensive income	$39,003	$23,106	$75,221	$45,256

NOTE 12. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock and vested deferred stock units outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by shares used for basic earnings per share increased by the dilutive impact using the treasury stock method of options, restricted stock units and deferred stock units.
The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	59,930	61,616	60,353	61,918
Weighted average vested deferred stock units outstanding	99	81	95	66

	60,029	61,697	60,448	61,984

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	60,029	61,697	60,448	61,984
Dilutive effect of options issued to employees and directors	2,357	2,657	2,472	2,720
Dilutive effect of restricted stock units issued to employees	49	35	91	43
Dilutive effect of nonvested deferred stock units issued to directors	5	11	6	11

	62,440	64,400	63,017	64,758

Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent.

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average number of shares underlying anti-dilutive options	739	760	640	683

Weighted average exercise price per underlying share of anti-dilutive options	$52.37	$43.01	$51.73	$42.29

Weighted average number of shares underlying anti-dilutive restricted stock units	175	—	134	1
The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	June 30,
	2008	2007

Closing price per share of our common stock	$48.74	$47.31

Number of shares underlying options with exercise prices below the closing price	4,838	5,817
Number of shares underlying options with exercise prices equal to or above the closing price	603	200

Total number of shares underlying outstanding options	5,441	6,017

NOTE 13. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Significant commitments, contingencies and guarantees at June 30, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 in Note 13 to the consolidated financial statements, except as described in Note 3.
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
From the inception of the program in August 1999 to June 30, 2008, we repurchased 35,100,000 shares for $792.5 million. From the inception of the program to June 30, 2008, we also received 375,000 shares of stock with a market value of $7.8 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, vesting of restricted stock units, settlement of deferred stock units, and in payment for the exercise price of stock options.
Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Shares acquired	1,002	1,310	1,975	2,129
Total cost of shares acquired	$51,007	$57,714	$103,657	$92,533
Average cost per share	$50.89	$44.07	$52.47	$43.46

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
The following is the segment information (in thousands):

	For the Three Months Ended June 30,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2008
Revenues	$230,752	$20,150	$21,489	$8,179	$—	$280,570

Income (loss) from operations	$47,807	$8,302	$5,514	$(54)	$(2,678)	$58,891

Interest expense, net						643

Income before provision for income taxes						58,248
Provision for income taxes						18,884

Net income						$39,364

2007
Revenues	$194,025	$17,105	$18,683	$7,233	$—	$237,046

Income (loss) from operations	$23,179	$7,156	$3,760	$(101)	$(1,527)	$32,467

Interest expense, net						834

Income before provision for income taxes						31,633
Provision for income taxes						9,969

Net income						$21,664

	For the Six Months Ended June 30,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2008
Revenues	$434,361	$36,966	$42,651	$15,666	$—	$529,644

Income (loss) from operations	$77,362	$14,572	$11,342	$(243)	$(5,423)	$97,610

Interest expense, net						1,128

Income before provision for income taxes						96,482
Provision for income taxes						29,567

Net income						$66,915

2007
Revenues	$367,458	$31,510	$35,494	$13,739	$—	$448,201

Income (loss) from operations	$46,764	$12,798	$7,725	$(514)	$(3,429)	$63,344

Interest expense, net						806

Income before provision for income taxes						62,538
Provision for income taxes						19,847

Net income						$42,691

Revenue by product and service category was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

CAG segment revenue:
Instruments and consumables	$80,777	$71,490	$156,387	$138,446
Rapid assay products	41,265	36,588	79,487	67,825
Laboratory and consulting services	79,341	68,548	149,448	126,436
Practice information systems and digital radiography	14,015	11,697	29,040	24,222
Pharmaceutical products	15,354	5,702	19,999	10,529

CAG segment revenue	230,752	194,025	434,361	367,458

Water segment revenue	20,150	17,105	36,966	31,510
PAS segment revenue	21,489	18,683	42,651	35,494
Other segment revenue	8,179	7,233	15,666	13,739

Total revenue	$280,570	$237,046	$529,644	$448,201

NOTE 16. FAIR VALUE MEASUREMENTS
On January 1, 2008, we adopted the provisions of SFAS No. 157 for our financial assets and liabilities. As permitted by FSP No. SFAS 157-2, we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. SFAS No. 157 provides a framework for measuring fair value under accounting principles generally accepted in the United States of America and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in money market funds and marketable securities related to a deferred compensation plan assumed in a business combination. The liabilities associated with this plan relate to deferred compensation, which is indexed to the performance of the underlying investments.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 liabilities include unrealized losses on hedge contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At June 30, 2008, we have no Level 3 assets or liabilities.
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2008 by level within the fair value hierarchy. We did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability (in thousands):

	Quoted Prices	Significant
	In Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2008

Assets
Marketable securities (1)	$2,011	$—	$—	$2,011
Money market funds (2)	7,727	—	—	7,727
Liabilities
Deferred compensation (3)	2,011	—	—	2,011
Derivatives (4)	—	2,800	—	2,800

(1)	Relates to investments in marketable securities for a deferred compensation plan, which is included in other long-term assets.

(2)	Relates to short-term investment in registered funds and included in cash and cash equivalents.

(3)	Relates to deferred compensation liability associated with the above-mentioned marketable securities, included in other long-term liabilities.

(4)	Relates to unrealized losses on hedge contracts, included in accrued expenses. The notional value of these contracts is $92.0 million.
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
• Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2008 are consistent with those discussed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the six months ended June 30, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates”, except as discussed below.
Share-Based Compensation
We grant share-based compensation to certain employees annually in the first quarter of each year, including stock options. We have used subjective assumptions to value stock options, particularly for the expected stock price volatility and the expected term of the options, that we believe are reasonable.
To develop the expected term assumption for option awards, we previously elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms. Beginning in January 2008, we derive the expected term assumption for options based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. Expected term for future awards will be determined using a consistent method. Longer expected term assumptions increase the fair value of option awards, and therefore increase the expense recognized per award.
Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors, and compensation expense is adjusted for actual results. Net share-based compensation costs for the six months ended June 30, 2008 were $5.5 million, which is net of a reduction of $0.6 million for estimated forfeitures. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in unanticipated increases or decreases in share-based compensation expense from period to period.

• Results of Operations
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Revenue
Total Company. Revenue increased $43.5 million, or 18%, to $280.6 million for the three months ended June 30, 2008 from $237.0 million for the same period of the prior year. The favorable impact of currency exchange rates contributed 5% to revenue growth. The following table presents revenue by operating segment:

For the Three Months Ended June 30,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency (1)	Acquisitions (2)	Effect

CAG	$230,752	$194,025	$36,727	18.9%	4.0%	0.4%	14.5%
Water	20,150	17,105	3,045	17.8%	4.2%	—	13.6%
PAS	21,489	18,683	2,806	15.0%	11.4%	—	3.6%
Other	8,179	7,233	946	13.1%	5.1%	—	8.0%

Total	$280,570	$237,046	$43,524	18.4%	4.7%	0.3%	13.4%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended June 30, 2007 to the three months ended June 30, 2008.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 from businesses acquired subsequent to April 1, 2007.
Companion Animal Group. Revenue for CAG increased $36.7 million, or 19%, to $230.8 million for the three months ended June 30, 2008 from $194.0 million for the same period of the prior year. Incremental sales from veterinary reference laboratory businesses acquired subsequent to April 1, 2007 contributed just under one-half of a percent to CAG revenue growth. The favorable impact of currency exchange rates contributed 4% to the increase in CAG revenue. The following table presents revenue by product and service category for CAG:

For the Three Months Ended June 30,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency (1)	Acquisitions (2)	Effect

Instruments and consumables	$80,777	$71,490	$9,287	13.0%	4.7%	—	8.3%
Rapid assay products	41,265	36,588	4,677	12.8%	1.9%	—	10.9%
Laboratory and consulting services	79,341	68,548	10,793	15.7%	5.2%	1.2%	9.3%
Practice information management systems and digital radiography	14,015	11,697	2,318	19.8%	1.7%	—	18.1%
Pharmaceutical products	15,354	5,702	9,652	169.3%	—	—	169.3%

Net CAG revenue	$230,752	$194,025	$36,727	18.9%	4.0%	0.4%	14.5%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended June 30, 2007 to the three months ended June 30, 2008.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 from businesses acquired subsequent to April 1, 2007.

The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from veterinary reference laboratory businesses acquired subsequent to April 1, 2007.
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
The increase in sales of instruments and consumables was due to higher unit sales volume across all instrument and consumables product categories and net higher average unit sales prices. Higher consumables sales volumes were due primarily to higher worldwide practice-level sales of chemistry slides, consumables used with our Coag Dx™ blood coagulation analyzers and tubes used with our hematology analyzers. Higher instrument sales volumes were due primarily to increased sales of Coag Dx™ analyzers and LaserCyte® hematology analyzers. Higher instrument service revenue was due to higher volume of service contracts sold resulting from increased number of units placed. Instruments and consumables sales were also favorably impacted by higher average unit sales prices for slides that are sold for use in our chemistry analyzers, partly offset by lower average unit prices on sales of our VetTest® chemistry and LaserCyte® hematology analyzers, due primarily to increased promotional discounting. Sales volumes of consumables in the U.S. and Canada in the second quarter of 2007 benefited from temporary additional diagnostic testing volume related to the recall of certain pet foods in March 2007. We believe that the recall resulted in a higher than usual number of pet visits to veterinary clinics in North America in the first and second quarters of 2007. We estimate that this event negatively impacted year-over-year second quarter growth in sales of consumables used in our IDEXX VetLab® suite of analyzers by approximately 2%, and negatively impacted growth in sales of total instruments and consumables by approximately 1%. Changes in U.S. distributors’ inventory levels increased reported instruments and consumables revenue growth by 1%.
The increase in sales of rapid assay products was due to higher sales volumes and higher average unit sales prices. Increased volume was due primarily to increased U.S. practice-level sales of canine combination test products, such as SNAP® 4Dx®, favorable changes in U.S. distributor inventory levels of feline combination test products and, to a lesser extent, the July 2007 launch of SNAP® cPL™, our test for pancreatitis in dogs, partly offset by unfavorable volume in Japan resulting from the timing of orders placed by our distributor. Higher average unit sales prices were due, in part, to higher relative sales of canine combination test products and less promotional discounting in connection with our SNAP® up the Savings™ and other customer programs. We expect that the rate of end users’ conversion from canine heartworm-only tests to combination test products will slow in future periods, which will decelerate the rate of increase in average unit sales prices. The impact from changes in distributors’ inventory levels decreased reported rapid assay revenue growth by 1%.
The increase in sales of laboratory and consulting services resulted primarily from the impact of price increases, higher testing volume and, to a lesser extent, acquisitions. Higher testing volume was attributable to incremental sales to new customers, increased testing volume from existing customers and the impact of new test offerings. As discussed above, the second quarter of 2007 benefited from temporary additional diagnostic testing volume resulting from the March 2007 pet food recall. We estimate that this event negatively impacted year-over-year second quarter laboratory and consulting services revenue growth by approximately 2%. Acquisitions of veterinary reference laboratories in the United States and Europe contributed 1% to reported laboratory and consulting services revenue growth.

The increase in sales of practice information management systems and digital radiography resulted primarily from higher sales volumes of companion animal radiography systems and the favorable impact of changes to the customer support pricing structure for our Cornerstone® practice information management systems, partly offset by lower sales of practice information management systems and lower average unit prices for companion animal digital radiography systems due to increased competition.
The increase in sales of pharmaceutical products resulted primarily from higher sales volume of PZI VET®, our insulin product for the treatment of diabetic cats. In the second quarter of 2008, we informed customers that we would be discontinuing the PZI VET® product since the raw material used in the product is no longer commercially available. Consequently, sales of PZI VET® were unusually high in the second quarter and we will have no sales of PZI VET® beyond the second quarter. The incremental impact in the second quarter related to timing of PZI VET® sales was approximately $10 million.
Water. Revenue for Water increased $3.0 million, or 18%, to $20.2 million for the three months ended June 30, 2008 from $17.1 million for the same period of the prior year. The increase resulted primarily from higher sales volume, partly offset by lower average unit sales prices due to higher relative sales in geographies where products are sold at lower average unit sales prices. Higher sales volumes were attributable to the commencement in September 2007 of distribution of certain water testing kits manufactured by Invitrogen Corporation (“Invitrogen”), which increased reported Water revenue growth by 8%, as well as higher sales of our Colilert® products, used to detect total coliforms and E. coli in water. The favorable impact of currency exchange rates contributed 4% to the increase in Water revenue.
Production Animal Segment. Revenue for PAS increased $2.8 million, or 15%, to $21.5 million for the three months ended June 30, 2008 from $18.7 million for the same period of the prior year. The favorable impact of currency exchange rates contributed 11% to the increase in PAS revenue. The remaining increase resulted primarily from higher livestock diagnostics sales volume, partly offset by lower average unit sales prices for our post-mortem test for bovine spongiform encephalopathy (“BSE”), due to greater price competition, and for our test for mycobacterium paratuberculosis (“M. pt”).
Other. Revenue for Other operating units increased $0.9 million, or 13%, to $8.2 million for the three months ended June 30, 2008 from $7.2 million for the same period of the prior year due primarily to higher sales volume of our OPTI Medical products.
Gross Profit
Total Company. The following table presents gross profit and gross profit percentage by operating segment:

For the Three Months Ended June 30,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$120,800	52.4%	$89,049	45.9%	$31,751	35.7%
Water	12,433	61.7%	10,809	63.2%	1,624	15.0%
PAS	14,430	67.2%	11,302	60.5%	3,128	27.7%
Other	3,501	42.8%	2,931	40.5%	570	19.4%
Unallocated amounts	96	N/A	130	N/A	(34)	(26.2%)

Total Company	$151,260	53.9%	$114,221	48.2%	$37,039	32.4%

Companion Animal Group. Gross profit for CAG increased $31.8 million, or 36%, to $120.8 million for the three months ended June 30, 2008 from $89.0 million for the same period of the prior year due to increased revenue across the CAG product and service lines and to an increase in gross profit percentage to 52% from 46%. The increase in the gross profit percentage was due primarily to the absence in 2008 of the second quarter 2007 inventory and prepaid royalty license write-off related to our Navigator® product, discussed below, that resulted in an unfavorable impact of 5% of CAG revenue for the second quarter of 2007 and, to a lesser extent, higher average unit sales prices on laboratory and consulting services and canine combination test products, including SNAP®4Dx®; higher relative sales of our relatively higher margin pharmaceutical product, PZI VET®, as discussed above; and the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expenses. These favorable items were partly offset by higher manufacturing costs of our instruments, including our Catalyst Dx™ chemistry analyzer where we have not yet achieved economies of scale; higher costs of service in the laboratory and consulting services business; and higher relative sales of lower margin laboratory and consulting services.

During the three months ended June 30, 2007 we recognized a write-down of nitazoxanide raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator® paste. We wrote down these assets because the third-party contract manufacturer of finished goods notified us that it would discontinue manufacturing the product in 2009. Additionally, product sales were lower than projected. We believed that we would not be able to enter into a replacement manufacturing arrangement on economically feasible terms and that we would not be able to obtain the product after termination of the existing manufacturing arrangement because the estimated production volume was low. Accordingly, we evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. Additionally, because of lower sales volume estimates and the reduced product life, we determined that we would not realize our related investment in prepaid royalties and, therefore, fully expensed this asset.
Water. Gross profit for Water increased $1.6 million, or 15%, to $12.4 million for the three months ended June 30, 2008 from $10.8 million for the same period of the prior year due to higher revenue, partly offset by a decrease in the gross profit percentage to 62% from 63%. The decrease in the gross profit percentage was due primarily to greater relative sales of lower margin products, consisting primarily of water testing kits manufactured by Invitrogen, and higher relative sales in geographies where products are sold at lower unit prices. These unfavorable impacts were partly offset by lower overall costs of manufacturing and the impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expenses.
Production Animal Segment. Gross profit for PAS increased $3.1 million, or 28%, to $14.4 million for the three months ended June 30, 2008 from $11.3 million for the same period of the prior year due to increased sales volume and an increase in the gross profit percentage to 67% from 60%. The gross profit percentage in 2007 was depressed by 1.5% as a result of purchase accounting for inventory acquired with the Pourquier business. In an acquisition the finished goods inventory is assigned a fair value that exceeds replacement cost, which results in a low gross margin on the sale of those finished goods. Additional improvements in the 2008 gross profit percentage resulted from the impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expenses, partly offset by the impact of lower average unit sales prices.
Other. Gross profit for Other operating units increased $0.6 million, or 19%, to $3.5 million for the three months ended June 30, 2008 from $2.9 million for the same period of the prior year due primarily to increased sales volume and to an increase in the gross profit percentage to 43% from 41%. The gross profit percentage was favorably impacted by foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expenses and comparatively lower costs of production, partly offset by the impact of lower average unit sales prices due to higher relative sales in geographies where products are sold at lower unit prices.

Operating Expenses and Operating Income
Total Company. The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended June 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$72,993	31.6%	$65,870	33.9%	$7,123	10.8%
Water	4,131	20.5%	3,653	21.4%	478	13.1%
PAS	8,916	41.5%	7,542	40.4%	1,374	18.2%
Other	3,555	43.5%	3,032	41.9%	523	17.2%
Unallocated amounts	2,774	N/A	1,657	N/A	1,117	67.4%

Total Company	$92,369	32.9%	$81,754	34.5%	$10,615	13.0%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$47,807	20.7%	$23,179	11.9%	$24,628	106.3%
Water	8,302	41.2%	7,156	41.8%	1,146	16.0%
PAS	5,514	25.7%	3,760	20.1%	1,754	46.6%
Other	(54)	(0.7%)	(101)	(1.4%)	47	46.5%
Unallocated amounts	(2,678)	N/A	(1,527)	N/A	(1,151)	(75.4%)

Total Company	$58,891	21.0%	$32,467	13.7%	$26,424	81.4%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Three Months Ended June 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$37,188	16.1%	$31,205	16.1%	$5,983	19.2%
General and administrative	23,700	10.3%	22,549	11.6%	1,151	5.1%
Research and development	12,105	5.2%	12,116	6.2%	(11)	(0.1%)

Total operating expenses	$72,993	31.6%	$65,870	33.9%	$7,123	10.8%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due, in part, to expanded worldwide sales and marketing, the addition of customer service headcount, and higher overall customer support function expenses. To a lesser extent, the impact of exchange rates on foreign currency denominated expenses and incremental spending on customer support-related information technology initiatives also contributed to the increase in sales and marketing expense. These increases were partly offset by a decrease in direct marketing spending due to specific product launches in 2007 that did not recur in 2008.
The increase in general and administrative expense resulted primarily from higher personnel costs due, in part, to increased headcount and spending on information technology, increased allocation of corporate support function expenses and, to a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses. These increases were partly offset by the absence in 2008 of expenses incurred in the second quarter of 2007 related to acquisitions and by decreased allocation of general facilities related expenses.
Research and development expense was slightly below prior year due primarily to a net decrease in new product development spending, primarily offset by higher personnel costs. Decreased product development spending is the result of completing the development of our next-generation chemistry analyzer, Catalyst Dx™, and our new quantitative immunoassay platform, SNAPshot Dx™, both of which began shipment to customers in the first quarter of 2008, as well as lower external consulting costs incurred in our pharmaceuticals business. Higher personnel costs were due, in part, to incremental new product and technology development initiatives and product enhancement efforts related primarily to IDEXX VetLab® instrumentation, rapid assay, and digital radiography products.

Water. The following table presents Water expenses by functional area:

For the Three Months Ended June 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$1,954	9.7%	$1,730	10.1%	$224	12.9%
General and administrative	1,571	7.8%	1,335	7.8%	236	17.7%
Research and development	606	3.0%	588	3.4%	18	3.1%

Total operating expenses	$4,131	20.5%	$3,653	21.4%	$478	13.1%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due, in part, to expanded headcount, incremental costs incurred for commissions and, to a lesser extent, the impact of exchange rates on foreign currency denominated expenses. The increase in general and administrative expense resulted primarily from costs incurred in connection with the termination of a supply agreement. The increase in research and development expense is due primarily to increased travel and personnel costs, partly offset by non-recurring costs incurred during the second quarter of 2007 associated with support of new product development initiatives.
Production Animal Segment. The following table presents PAS operating expenses by functional area:

For the Three Months Ended June 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$3,733	17.4%	$2,774	14.8%	$959	34.6%
General and administrative	3,141	14.6%	2,837	15.2%	304	10.7%
Research and development	2,042	9.5%	1,931	10.3%	111	5.7%

Total operating expenses	$8,916	41.5%	$7,542	40.4%	$1,374	18.2%

The increase in sales and marketing expense resulted primarily from the impact of exchange rates on foreign currency denominated expenses, increased spending on direct marketing and higher personnel and personnel-related costs. The increase in general and administrative expense resulted primarily from increased personnel costs and the impact of exchange rates on foreign currency denominated expenses, partly offset by lower overall allocation of corporate support function expenses. The increase in research and development expense resulted primarily from the impact of exchange rates on foreign currency denominated expenses.
Other. Operating expenses for Other operating units increased $0.5 million to $3.6 million for the three months ended June 30, 2008 from $3.0 million for the same period of the prior year due primarily to higher allocation of corporate support function expenses and increased personnel costs.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $1.1 million to $2.8 million for the three months ended June 30, 2008 from $1.7 million for the same period of the prior year. The increase in unallocated amounts resulted primarily from corporate research and development expense due to personnel additions dedicated to software for information management.
Interest Income and Interest Expense
Interest income was $0.6 million for the three months ended June 30, 2008 and 2007.
Interest expense was $1.2 million for the three months ended June 30, 2008 compared to $1.5 million for the same period of the prior year. The decrease in interest expense was due primarily to lower interest rates on outstanding debt balances, partly offset by higher borrowings under our revolving credit facility.
Provision for Income Taxes
Our effective income tax rates were 32.4% and 31.5% for the three months ended June 30, 2008 and 2007, respectively. The increase in our effective income tax rate for the three months ended June 30, 2008 was primarily due to federal research and development tax incentives that were not available during the three months ended June 30, 2008 because of an expiration of the law. This unfavorable item was partly offset by a state law change that became effective during the three months ended June 30, 2007 which required a reduction of our deferred tax assets during that period.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Revenue
Total Company. Revenue increased $81.4 million, or 18%, to $529.6 million for the six months ended June 30, 2008 from $448.2 million for the same period of the prior year. Incremental sales from businesses acquired subsequent to January 1, 2007 contributed 2% to revenue growth. These acquisitions consisted primarily of veterinary reference laboratories and customer lists in Canada, the United States and Europe; a production animal diagnostic products business in France; and the Critical Care Division of Osmetech plc, which we refer to as OPTI Medical. The favorable impact of currency exchange rates contributed 5% to revenue growth. The following table presents revenue by operating segment:

For the Six Months Ended June 30,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency (1)	Acquisitions (2)	Effect

CAG	$434,361	$367,458	$66,903	18.2%	4.1%	1.5%	12.6%
Water	36,966	31,510	5,456	17.3%	4.4%	—	12.9%
PAS	42,651	35,494	7,157	20.2%	11.7%	5.8%	2.7%
Other	15,666	13,739	1,927	14.0%	4.9%	6.5%	2.6%

Total	$529,644	$448,201	$81,443	18.2%	4.8%	1.9%	11.5%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the six months ended June 30, 2007 to the six months ended June 30, 2008.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 from businesses acquired subsequent to January 1, 2007.
Companion Animal Group. Revenue for CAG increased $66.9 million, or 18%, to $434.4 million for the six months ended June 30, 2008 from $367.5 million for the same period of the prior year. Incremental sales from veterinary reference laboratory businesses acquired subsequent to January 1, 2007 contributed 2% to CAG revenue growth. The favorable impact of currency exchange rates contributed 4% to the increase in CAG revenue. The following table presents revenue by product and service category for CAG:

For the Six Months Ended June 30,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency (1)	Acquisitions (2)	Effect

Instruments and consumables	$156,387	$138,446	$17,941	13.0%	4.8%	—	8.2%
Rapid assay products	79,487	67,825	11,662	17.2%	2.1%	—	15.1%
Laboratory and consulting services	149,448	126,436	23,012	18.2%	5.2%	4.3%	8.7%
Practice information management systems and digital radiography	29,040	24,222	4,818	19.9%	1.9%	—	18.0%
Pharmaceutical products	19,999	10,529	9,470	89.9%	—	—	89.9%

Net CAG revenue	$434,361	$367,458	$66,903	18.2%	4.1%	1.5%	12.6%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the six months ended June 30, 2007 to the six months ended June 30, 2008.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 from businesses acquired subsequent to January 1, 2007.

The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from veterinary reference laboratory businesses acquired subsequent to January 1, 2007.
Because our instrument consumables, rapid assay products, and pharmaceutical products are sold in the U.S. and certain other geographies by distributors, distributor purchasing dynamics have an impact on our reported sales of these products. Refer to the discussion of end-user and distributor purchasing dynamics in the revenue discussion for the three months ended June 30, 2008 compared to three months ended June 30, 2007.
The increase in sales of instruments and consumables was due to higher unit sales volume across all instrument and consumables product categories, partly offset by net lower average unit sales prices. Higher consumables sales volumes were due primarily to higher worldwide practice-level sales of chemistry slides, consumables used with our Coag Dx™ analyzer, tubes used with our hematology analyzers and cassettes used with our VetStat® analyzer. Higher instrument sales volumes were due primarily to increased sales of Coag Dx™ analyzers and LaserCyte® analyzers. Higher instrument service revenue was due to higher volume of service contracts sold, due to increased number of units placed. Lower average unit sales prices were due primarily to sales of our LaserCyte® analyzers and, to a lesser extent, aggressive marketing promotions across all instrument platforms, partly offset by higher average unit sales prices on slides that are sold for use in our chemistry analyzers. Sales volumes of consumables in the U.S. and Canada in the first half of 2007 benefited from temporary additional diagnostic testing volume related to the recall of certain pet foods in March 2007. We believe that the recall resulted in a higher than usual number of pet visits to veterinary clinics in North America in the first and second quarters of 2007. We estimate that this event negatively impacted year-over-year growth in sales of consumables used in our IDEXX VetLab® suite of analyzers for the six months ended June 30, 2008 by approximately 2%, and negatively impacted growth in sales of total instruments and consumables by approximately 2%. Changes in U.S. distributors’ inventory levels increased reported instruments and consumables revenue growth by 1%.
The increase in sales of rapid assay products was due to both higher sales volumes and higher average unit sales prices. Increased volume was due primarily to increased U.S. practice-level sales of our canine combination test products, such as the SNAP® 4Dx®, the July 2007 launch of SNAP® cPL™, our test for pancreatitis in dogs and, to a lesser extent, favorable changes in distributor inventory levels of feline combination test products. Higher average unit sales prices were due, in part, to higher relative sales of canine combination test products and less promotional discounting in connection with our SNAP® up the Savings™ and other customer programs. We expect that the rate of end users’ conversion from canine heartworm-only tests to combination test products will slow in future periods, which will decelerate the rate of increase in average unit sales prices. The impact from changes in distributors’ inventory levels increased reported rapid assay revenue growth by 3%.
The increase in sales of laboratory and consulting services resulted equally from acquisitions, higher testing volume and the impact of price increases. Acquisitions of veterinary reference laboratories in Canada, the United States and Europe contributed 4% to reported laboratory and consulting services revenue growth. Higher testing volume was attributable to incremental sales to new customers, increased testing volume from existing customers and the impact of new test offerings. As discussed above, the first half of 2007 benefited from temporary additional diagnostic testing volume resulting from the March 2007 pet food recall. We estimate that this event negatively impacted year-over-year first half laboratory and consulting services revenue growth by approximately 2%.
The increase in sales of practice information management systems and digital radiography resulted primarily from higher sales volumes of companion animal radiography systems and the favorable impact of changes to the customer support pricing structure for our Cornerstone® practice information management systems, partly offset by lower sales of practice information management systems and lower average unit prices for companion animal digital radiography systems due to increased competition.
The increase in sales of pharmaceutical products resulted primarily from higher sales of PZI VET®, our insulin product for the treatment of diabetic cats. In the second quarter of 2008, we informed customers that we would be discontinuing the PZI VET® product since the raw material used in the product is no longer commercially available. Consequently, sales of PZI VET® were unusually high in the second quarter and we will have no sales of PZI VET® beyond the second quarter of 2008. The incremental impact in the first half of 2008 related to timing of PZI VET® sales was approximately $10 million.

Water. Revenue for Water increased $5.5 million, or 17%, to $37.0 million for the six months ended June 30, 2008 from $31.5 million for the same period of the prior year. The increase resulted primarily from higher sales volume, partly offset by lower average unit sales prices due to higher relative sales in geographies where products are sold at lower average unit sales prices. Higher sales volumes were attributable to the commencement in September 2007 of distribution of certain water testing kits manufactured by Invitrogen, which increased reported Water revenue growth by 7%, as well as higher sales of our Colilert® products, used to detect total coliforms and E. coli in water. The favorable impact of currency exchange rates contributed 4% to the increase in Water revenue.
Production Animal Segment. Revenue for PAS increased $7.2 million, or 20%, to $42.7 million for the six months ended June 30, 2008 from $35.5 million for the same period of the prior year. The increase in revenue resulted from increased sales volume, partly offset by lower average unit sales prices. The increase in volume resulted primarily from higher livestock diagnostics sales, including sales attributable to Institut Pourquier, a France-based manufacturer of production animal diagnostic products that we acquired in March 2007. The year-over-year growth in sales of Pourquier products contributed 10% to PAS revenue growth. The decrease in average unit sales prices was due primarily to a reduction in average price for our post-mortem test for bovine spongiform encephalopathy (“BSE”), due to greater price competition, and for our test for mycobacterium paratuberculosis (“M. pt”). The favorable impact of currency exchange rates contributed 12% to the increase in PAS revenue.
Other. Revenue for Other operating units increased $1.9 million, or 14%, to $15.7 million for the six months ended June 30, 2008 from $13.7 million for the same period of the prior year due primarily to higher sales volume of our OPTI Medical products and the favorable impact of currency exchange rates which contributed 5% to the increase in Other operating units revenue.
Gross Profit
Total Company. The following table presents gross profit and gross profit percentage by operating segment:

For the Six Months Ended June 30,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$222,785	51.3%	$175,379	47.7%	$47,406	27.0%
Water	22,748	61.5%	20,041	63.6%	2,707	13.5%
PAS	28,663	67.2%	22,265	62.7%	6,398	28.7%
Other	6,628	42.3%	4,845	35.3%	1,783	36.8%
Unallocated amounts	272	N/A	270	N/A	2	0.7%

Total Company	$281,096	53.1%	$222,800	49.7%	$58,296	26.2%

Companion Animal Group. Gross profit for CAG increased $47.4 million, or 27%, to $222.8 million for the six months ended June 30, 2008 from $175.4 million for the same period of the prior year due to increased revenue across the CAG product and service lines and to an increase in the gross margin percentage to 51% from 48%. The gross profit percentage in 2007 was depressed by 3% due to the write-off of inventory and a prepaid royalty related to our Navigator® product, as discussed above. To a lesser extent, 2008 gross profit percentage increased due to higher average unit sales prices on laboratory and consulting services and canine combination test products, including SNAP®4Dx®, and the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expenses. These favorable items were partly offset by higher manufacturing costs of our instruments, including our Catalyst Dx™ Chemistry Analyzer where we have not yet achieved economies of scale, and higher costs of service in the laboratory and consulting services business.
Water. Gross profit for Water increased $2.7 million, or 14%, to $22.7 million for the six months ended June 30, 2008 from $20.0 million for the same period of the prior year due to higher revenue, partly offset by a decrease in the gross profit percentage to 62% from 64%. The decrease in the gross profit percentage was due primarily to greater relative sales of lower margin products, consisting primarily of water testing kits manufactured by Invitrogen that we began distributing in September 2007, higher relative sales in geographies where products are sold at lower unit prices, and discrete costs incurred as a result of discontinuing a project to qualify a second source supplier for certain products. These unfavorable impacts were partly offset by lower overall costs of manufacturing and the impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expense.

Production Animal Segment. Gross profit for PAS increased $6.4 million, or 29%, to $28.7 million for the six months ended June 30, 2008 from $22.3 million for the same period of the prior year due to increased sales volume and to an increase in the gross profit percentage to 67% from 63%. The gross profit percentage was depressed in 2007 by 1.7% as a result of purchase accounting for inventory acquired with the Pourquier business as discussed above. Gross profit percentage for 2008 also improved due to the impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expenses, partly offset by the impact of lower average unit sales prices.
Other. Gross profit for Other operating units increased $1.8 million, or 37%, to $6.6 million for the six months ended June 30, 2008 from $4.8 million for the same period of the prior year due primarily to increased sales volume and to an increase in the gross profit percentage to 42% from 35%. The gross profit percentage in 2007 was negatively affected as a result of purchase accounting for inventory acquired in connection with the OPTI Medical business. Gross profit percentage in 2008 also improved due to the impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expenses, partly offset by the impact of lower average unit sales prices.
Operating Expenses and Operating Income
Total Company. The following tables present operating expenses and operating income by operating segment:

For the Six Months Ended June 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$145,423	33.5%	$128,615	35.0%	$16,808	13.1%
Water	8,176	22.1%	7,243	23.0%	933	12.9%
PAS	17,321	40.6%	14,540	41.0%	2,781	19.1%
Other	6,871	43.9%	5,359	39.0%	1,512	28.2%
Unallocated amounts	5,695	N/A	3,699	N/A	1,996	54.0%

Total Company	$183,486	34.6%	$159,456	35.6%	$24,030	15.1%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$77,362	17.8%	$46,764	12.7%	$30,598	65.4%
Water	14,572	39.4%	12,798	40.6%	1,774	13.9%
PAS	11,342	26.6%	7,725	21.8%	3,617	46.8%
Other	(243)	(1.6%)	(514)	(3.7%)	271	52.7%
Unallocated amounts	(5,423)	N/A	(3,429)	N/A	(1,994)	(58.2%)

Total Company	$97,610	18.4%	$63,344	14.1%	$34,266	54.1%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Six Months Ended June 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$74,487	17.1%	$62,038	16.9%	$12,449	20.1%
General and administrative	47,588	11.0%	43,335	11.8%	4,253	9.8%
Research and development	23,348	5.4%	23,242	6.3%	106	0.5%

Total operating expenses	$145,423	33.5%	$128,615	35.0%	$16,808	13.1%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due, in part, to expanded worldwide sales and marketing and the addition of customer service headcount. To a lesser extent, the impact of exchange rates on foreign currency denominated expenses and incremental spending on customer support-related information technology initiatives also contributed to the increase in sales and marketing expense. These increases were partly offset by a comparatively lower expense related to sales commissions.

The increase in general and administrative expense resulted primarily from increased allocation of corporate support functions, including information technology, finance and human resources; incremental expenses associated with businesses acquired subsequent to January 1, 2007, comprised mainly of administrative expenses of a recurring nature to support the acquired businesses and amortization expense for intangible assets acquired; higher personnel costs due, in part, to increased headcount; and, to a lesser extent, the unfavorable impact of exchange rates on foreign currency denominated expenses. These increases were partly offset by the absence of non-recurring costs incurred in the first half of 2007 related to acquisitions, transaction gains realized upon settlement of foreign currency denominated liabilities and, to a lesser extent, by decreased allocation of general facilities related expenses.
The increase in research and development expense resulted primarily from higher personnel costs to support incremental new product and technology development initiatives and product enhancement efforts related primarily to IDEXX VetLab® instrumentation, rapid assay, and digital radiography products. These increases were largely offset by a decrease in product development spending related to the completion of development of our next-generation chemistry analyzer, Catalyst Dx™, and our new quantitative immunoassay platform, SNAPshot Dx™, both of which began shipment to customers in the first quarter of 2008, and by lower external consulting costs incurred in our pharmaceuticals business.
Water. The following table presents Water expenses by functional area:

For the Six Months Ended June 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$3,953	10.7%	$3,290	10.4%	$663	20.2%
General and administrative	3,064	8.3%	2,726	8.7%	338	12.4%
Research and development	1,159	3.1%	1,227	3.9%	(68)	(5.5%)

Total operating expenses	$8,176	22.1%	$7,243	23.0%	$933	12.9%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due, in part, to expanded headcount and incremental costs incurred for travel and, to a lesser extent, the impact of exchange rates on foreign currency denominated expenses. The increase in general and administrative expense resulted primarily from costs incurred in connection with the termination of a supply agreement. The decrease in research and development expense is due primarily to the absence of non-recurring costs incurred in the first half of 2007 associated with support of new product development initiatives.
Production Animal Segment. The following table presents PAS operating expenses by functional area:

For the Six Months Ended June 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$7,131	16.7%	$5,158	14.5%	$1,973	38.3%
General and administrative	6,267	14.7%	5,671	16.0%	596	10.5%
Research and development	3,923	9.2%	3,711	10.5%	212	5.7%

Total operating expenses	$17,321	40.6%	$14,540	41.0%	$2,781	19.1%

The increase in sales and marketing expense resulted primarily from the impact of exchange rates on foreign currency denominated expenses, higher personnel and personnel-related costs, increased spending on direct marketing, and, to a lesser extent, incremental activities associated with the Pourquier business, which was acquired in March 2007. The increase in general and administrative expense was primarily due to incremental costs associated with the acquisition of the Pourquier business, which are comprised mainly of administrative expenses of a recurring nature to support the acquired business and amortization expense for intangible assets, the impact of exchange rates on foreign currency denominated expenses and increased personnel costs. These increases were partly offset by lower overall allocation of corporate support function expenses. The increase in research and development expense resulted primarily from the impact of exchange rates on foreign currency denominated expenses and higher personnel costs, partly offset by a decrease in professional fees.
Other. Operating expenses for Other operating units increased $1.5 million to $6.9 million for the six months ended June 30, 2008 from $5.4 million for the same period of the prior year due primarily to incremental expenses incurred related to OPTI Medical, higher allocation of corporate support function expenses and increased personnel costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $2.0 million to $5.7 million for the six months ended June 30, 2008 from $3.7 million for the same period of the prior year. The increase in unallocated amounts resulted primarily from corporate research and development expense due to personnel additions dedicated to software for information management.
Interest Income and Interest Expense
Interest income was $1.1 million for the six months ended June 30, 2008 compared to $1.3 million for the same period of the prior year. The decrease in interest income was due primarily to lower interest rates.
Interest expense was $2.2 million for the six months ended June 30, 2008 compared to $2.1 million for the same period of the prior year. The increase in interest expense was due primarily to higher borrowings under our revolving credit facility, partly offset by lower interest rates on outstanding debt balances.
Provision for Income Taxes
Our effective income tax rates were 30.6% and 31.7% for the six months ended June 30, 2008 and 2007, respectively. The decrease in our effective income tax rate for the six months ended June 30, 2008 was primarily related to a reduction in international deferred tax liabilities due to a recent change in the statutory tax rates for a jurisdiction in which we operate and a state tax law change that became effective during the six months ended June 30, 2007 that required a reduction of our deferred tax assets during that period. The reduction of statutory rates was a non-recurring benefit of approximately $1.5 million, which reduced our effective income tax rate for the six months ended June 30, 2008 by 1.5%. These favorable items were partly offset by the loss of federal research and development tax incentives for the six months ended June 30, 2008 because of expiration of the law.
• Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2(r) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
• Liquidity and Capital Resources
Liquidity
We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our credit facilities. At June 30, 2008 and December 31, 2007, we had $75.3 million and $60.4 million, respectively, of cash and cash equivalents, and working capital of $40.0 million and $82.3 million, respectively. Additionally, at June 30, 2008, we had remaining borrowing availability under our revolving credit facility of $42.1 million. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our credit facilities will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs. We further believe that we could obtain additional borrowings at customary interest rates to fund our growth objectives. The extent and timing of acquisition-related spending and repurchases of our common stock could cause variations in our liquidity and leverage levels.
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
The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30,	December 31,
	2008	2007

Days sales outstanding	39.9	39.4
Inventory turns	2.1	2.3

Sources and Uses of Cash
Cash provided by operating activities was $68.1 million for the six months ended June 30, 2008, compared to $62.7 million for the same period in 2007. The total of net income and net non-cash charges was $94.3 million for the six months ended June 30, 2008, compared to $68.1 million for the same period in 2007.
We historically have experienced proportionally lower or net negative cash flows from operating activities during the first quarter and net positive cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:
•	In the U.S., we have historically paid our final income tax payments for each fiscal year on March 15th of the following year, in addition to paying our first quarter payment for the current fiscal year. In the current year we made our first quarter payment for the current fiscal year on April 15th. Prior to 2008 our method of depositing estimated taxes typically delayed a portion of the payment relating to the preceding year until this final payment date and, as a result, tax payments were higher in the first quarter of each year. Due to changes in federal tax law, we believe this will be less significant in future periods.
•	We have management and non-management employee incentive programs that provide for the payment of annual bonuses in the first quarter following the year for which the bonuses were earned.
•	We have agreements with certain suppliers that require us to make minimum annual inventory purchases, in some cases in order to retain exclusive distribution rights, and we have other agreements with suppliers that provide for lower pricing based on annual purchase volumes. We may place a higher volume of purchase orders for inventory during the fourth quarter in order to meet our minimum commitments or realize volume pricing discounts and we receive that inventory in the fourth or first quarters and pay in the first quarter. The specific facts and circumstances that we consider in determining the timing and level of inventory purchases throughout the year related to these agreements may yield inconsistent cash flows from operations, most typically in the first and fourth quarters.
During the six months ended June 30, 2008, cash decreased by $26.1 million due to changes in operating assets and liabilities, compared to a decrease in the same period of 2007 of $5.4 million, resulting in a year-to-year change of $20.7 million. The increase in cash used by changes in operating assets and liabilities, compared to 2007, was primarily attributable to $19.4 million incremental cash used by accounts payable and accrued expenses and $8.8 million incremental cash used by changes in inventory, partly offset by a decrease of $8.6 million of cash provided by decreases in accounts receivable. The incremental cash used to reduce accounts payable was due primarily to the receipt of fewer shipments of VetTest® slides from our supplier in 2008 as compared to 2007, which correlated to a greater change in the amounts due to this vendor in the first half of 2008 as compared to the same period of the prior year. The incremental cash used to reduce accrued expenses was due to greater relative reductions in employee-related liabilities including management incentive bonuses and due to the timing of estimated tax payments caused by changes in federal estimated payment rules that became effective in the current year. The incremental cash used by changes in inventory was due primarily to increases in certain instrument inventory, including our Catalyst Dx™ Chemistry Analyzer due to the launch of the instrument in the first quarter of 2008, partly offset by decreases in inventory due to the timing of slide shipments described above. The incremental cash provided by decreases in accounts receivable was due to slower sales growth in the first half of 2008 compared to the same period of the prior year.
Cash used by investing activities was $51.5 million for the six months ended June 30, 2008, compared to cash used of $77.3 million for the same period of 2007. The decrease in cash used by investing activities for 2008, compared to 2007, was due to $77.0 million less cash used for business acquisitions and purchases of other assets not comprising businesses, partly offset by a decrease in cash provided by the sale of investments of $35.0 million and incremental purchases of property and equipment of $16.3 million, both of which are described below.

We paid $6.8 million to acquire a business and certain intangible assets that did not comprise businesses during the six months ended June 30, 2008 and recognized liabilities, including contingent liabilities associated with purchase accounting, of $0.3 million. In January 2008, we acquired substantially all of the assets and assumed certain liabilities of VetLab Laboratorio Veterinario de Referencia, S.L. (“VetLab S.L.”). With operations in Barcelona, Spain, VetLab S.L. is a provider of reference laboratory testing services to veterinarians. We also acquired certain intellectual property and distribution rights associated with a diagnostic test product during the six months ended June 30, 2008. Additionally, during the six months ended June 30, 2008 we made purchase price payments of $1.7 million related to the achievement of milestones realized by certain businesses acquired in prior years. During the six months ended June 30, 2007 we paid $84.4 million and assumed liabilities of $17.7 million, including $7.8 million of deferred tax liabilities associated with purchase accounting to acquire businesses and certain intangible assets that did not comprise businesses. We also made $1.1 million in purchase payments associated with business acquisitions that closed in prior periods during the six months ended June 30, 2007.
We paid $42.6 million to purchase fixed assets and $0.4 million to acquire rental instruments sold with recourse during the six months ended June 30, 2008. Our total capital expenditure plan for 2008 is approximately $100 million, which includes approximately $40 million for the renovation and expansion of our headquarters facility in Westbrook, Maine. Our 2008 capital expenditure plan has decreased by approximately $30 million from the level anticipated in our Annual Report on Form 10-K for the year ended December 31, 2007 due to delayed anticipated spending on our headquarters facility.
On March 30, 2007, we entered into an unsecured revolving credit facility with a group of multinational banks in the principal amount of $125.0 million that matures on March 30, 2012 (the “Credit Facility”). In February 2008, we increased the aggregate principal amount available under this facility to $200.0 million. The Credit Facility may be used for general corporate purposes, including business acquisitions and repurchases of our common stock. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At June 30, 2008 we were in compliance with the covenants of the Credit Facility. At June 30, 2008 we had $157.9 million outstanding under the Credit Facility, of which $7.9 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. Year-over-year the total amount outstanding under our Credit Facility has increased by $74.2 million. Cash received from borrowings was primarily used to repurchase shares of our common stock and fund acquisitions.
The board of directors has authorized the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to June 30, 2008, we repurchased 35,100,000 shares. Cash used to repurchase shares in the first six months of 2008 and 2007 was $102.3 million and $92.1 million, respectively. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our employee share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 14 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q for additional information about our share repurchases.
Other Commitments, Contingencies and Guarantees
Significant commitments, contingencies and guarantees at June 30, 2008 are consistent with those discussed in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, except as described below and in Note 3 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
We have amounts committed under open purchase orders of $60.9 million at June 30, 2008. These purchase orders relate to goods or services to be received over the next twelve months.
We have commitments outstanding at June 30, 2008 for additional purchase price payments of up to $7.9 million in connection with acquisitions of businesses and intangible assets during the current and prior periods, of which $7.8 million is contingent on the achievement by certain acquired businesses of specified milestones.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our financial market risk consists primarily of foreign currency exchange rate risk. We operate subsidiaries in 17 foreign countries and transact business in local currencies. We attempt to hedge the majority of our cash flow on intercompany sales to minimize foreign currency exposure.
Our hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the six months ended June 30, 2008. We enter into currency exchange contracts for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of operations. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle. At June 30, 2008, we had $1.9 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.9 million in taxes.
For quantitative and qualitative disclosures about market risk affecting IDEXX, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2007.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2008, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On June 30, 2006, Cyntegra, Inc. filed suit against us in the U.S. District Court for the Central District of California alleging that we had violated U.S. federal antitrust laws and California state unfair trade practices laws. The complaint alleged, among other things, that we were monopolizing the U.S. market for companion animal diagnostic products. On October 26, 2007 the trial court granted summary judgment in our favor on all of Cyntegra’s claims and dismissed the suit. Cyntegra appealed this decision to the U.S. Court of Appeals for the Ninth Circuit. Cyntegra filed its opening brief on appeal on May 30, 2008; we filed our opposition brief on July 2, 2008; and Cyntegra filed its reply brief on July 16, 2008. We expect the Court of Appeals to schedule a hearing in mid-2009. Until then, the trial court judgment in our favor remains in place. We will continue to defend ourselves vigorously, as we believe Cyntegra’s claims are without merit.
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

Increasing Energy Costs Could Have a Negative Impact on Our Profitability
Our operating costs include the direct costs of energy needed to operate our business, including the cost of electricity to power our facilities and manufacturing processes, oil and natural gas to operate the heating, ventilating and air conditioning systems in our facilities, and gasoline to power our courier and other company-owned vehicles. In addition, our operating costs include the prices we pay to third parties for various goods and services, including shipping services, that are affected by the energy costs incurred by these providers. We may not be able to pass along increases in direct or indirect energy costs to our customers due to competitive or economic factors and therefore, our profitability could be adversely impacted by such increases.
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
Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results
For the six months ended June 30, 2008, 41% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts and natural hedges to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2008, we repurchased common shares as described below:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

April 1 to April 30, 2008	298,767	$49.34	298,767	5,603,016
May 1 to May 31, 2008	451,097	51.99	451,063	5,151,953
June 1 to June 30, 2008	252,412	50.76	251,828	4,900,125

Total	1,002,276	$50.89	1,001,658	4,900,125

Our board of directors has approved the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, and February 13, 2008 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended June 30, 2008, and no repurchase plans expired during the period. Repurchases of 1,001,658 shares were made during the three months ended June 30, 2008 in open market transactions.
During the three months ended June 30, 2008, we received 618 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 4. Submission of Matters to a Vote of Security Holders
Our 2008 Annual Meeting of Stockholders was held on May 7, 2008.
Nominees Thomas Craig, Errol B. De Souza, PhD and Rebecca M. Henderson, PhD were elected to serve as Class II Directors for three-year terms expiring in 2011. The following Class I Directors were not up for reelection and have three-year terms that expire in 2009: William T. End, Barry C. Johnson, PhD and Brian P. McKeon. The following Class III directors of the Company were not up for reelection and have three-year terms that expire in 2010: Jonathan W. Ayers and Robert J. Murray.
The results of the voting at the 2008 Annual Meeting of Stockholders (pursuant to a record date of March 10, 2008) were as follows:
(1)	Election of Directors: 57,918,196 shares were voted to elect nominee Thomas Craig as a Class II Director for a three-year term expiring in 2011 and 350,899 shares were voted to withhold authority; 57,416,970 shares were voted to elect nominee Errol B. De Souza, PhD as a Class II Director for a three-year term expiring in 2011 and 852,125 shares were voted to withhold authority; and 57,959,992 shares were voted to elect nominee Rebecca M. Henderson, PhD as a Class II Director for a three-year term expiring in 2011 and 309,203 shares were voted to withhold authority. There were no broker non-votes on this proposal.
(2)	Approval of adoption of our 2008 Incentive Compensation Plan. For: 47,985,939; Against: 1,779,072; Abstain: 31,187; Broker non-votes: 8,472,897.
(3)	Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for the year ending December 31, 2008. For: 57,885,185; Against: 233,257; Abstain: 146,653; Broker non-votes: 0.
Item 6. Exhibits
(a) Exhibits

10.1	IDEXX Laboratories, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 13, 2008, File No. 0-19271, and incorporated herein by reference).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.
Date: July 25, 2008	/s/ Merilee Raines
Merilee Raines
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	IDEXX Laboratories, Inc. 2008 Incentive Compensation Plan (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 13, 2008, File No. 0-19271, and incorporated herein by reference).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.