Form 10-Q
period 2008-09-30
IDEXX LABORATORIES INC /DE
filed 2008-10-24
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
COMMISSION FILE NUMBER: 0-19271
IDEXX LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	01-0393723 (IRS Employer Identification No.)

ONE IDEXX DRIVE, WESTBROOK, MAINE (Address of principal executive offices)	04092 (ZIP Code)
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 59,559,969 on October 20, 2008.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$84,586	$60,360
Accounts receivable, less reserves of $2,949 in 2008 and $1,742 in 2007	112,053	108,384
Inventories	112,907	98,804
Deferred income tax assets	24,207	23,606
Other current assets	19,624	14,509

Total current assets	353,377	305,663
Property and equipment, net	178,655	141,852

Goodwill and other intangible assets, net	231,379	236,414
Other long-term assets, net	15,282	18,250

	246,661	254,664

TOTAL ASSETS	$778,693	$702,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,937	$32,510
Accrued expenses	31,660	29,182
Accrued employee compensation and related expenses	41,754	44,753
Accrued taxes	12,432	18,206
Accrued customer programs	17,813	15,107
Short-term debt	163,942	72,236
Current portion of long-term debt	754	720
Deferred revenue	10,458	10,678

Total current liabilities	307,750	223,392
Long-term Liabilities:
Deferred tax liabilities	11,265	14,697
Long-term debt, net of current portion	5,157	5,727
Deferred revenue	5,667	6,210
Other long-term liabilities	11,527	13,830

Total long-term liabilities	33,616	40,464

Commitments and Contingencies (Notes 3 and 13)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 95,314 and 94,504 shares in 2008 and 2007, respectively	9,531	9,450
Additional paid-in capital	544,077	514,773
Deferred stock units: Outstanding: 100 and 82 units in 2008 and 2007, respectively	2,614	2,201
Retained earnings	678,476	585,862
Accumulated other comprehensive income	23,097	22,705
Treasury stock, at cost: 35,867 and 33,500 shares in 2008 and 2007, respectively	(820,468)	(696,668)

Total stockholders’ equity	437,327	438,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$778,693	$702,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue:
Product revenue	$167,144	$155,552	$526,622	$460,902
Service revenue	83,949	73,833	254,115	216,684

	251,093	229,385	780,737	677,586
Cost of Revenue:
Cost of product revenue	65,435	60,121	200,714	190,730
Cost of service revenue	57,509	50,786	170,778	145,578

	122,944	110,907	371,492	336,308

Gross profit	128,149	118,478	409,245	341,278

Expenses:
Sales and marketing	41,527	37,757	129,742	110,086
General and administrative	29,705	27,343	89,407	81,182
Research and development	17,920	17,281	53,489	50,569

Income from operations	38,997	36,097	136,607	99,441
Interest expense	(1,242)	(1,202)	(3,486)	(3,290)
Interest income	682	687	1,798	1,969

Income before provision for income taxes	38,437	35,582	134,919	98,120
Provision for income taxes	12,738	9,787	42,305	29,634

Net income	$25,699	$25,795	$92,614	$68,486

Earnings per Share:
Basic	$0.43	$0.42	$1.54	$1.11

Diluted	$0.42	$0.40	$1.48	$1.06

Weighted Average Shares Outstanding:
Basic	59,473	61,094	60,121	61,685

Diluted	61,865	63,916	62,603	64,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

Cash Flows from Operating Activities:
Net income	$92,614	$68,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,170	29,538
Reduction (increase) in deferred compensation expense	(287)	35
Navigator® inventory write-down and royalty license impairment	—	10,138
Provision for uncollectible accounts	1,709	376
Benefit of deferred income taxes	(926)	(8,210)
Share-based compensation expense	8,083	6,574
Tax benefit from exercises of stock options	(5,906)	(7,544)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,000)	(14,278)
Inventories	(14,137)	(2,722)
Other assets	(1,751)	(1,297)
Accounts payable	(3,632)	(4,748)
Accrued liabilities	3,404	17,629
Deferred revenue	(527)	773

Net cash provided by operating activities	109,814	94,750

Cash Flows from Investing Activities:
Sales and maturities of short-term investments	—	35,000
Purchases of property and equipment	(64,982)	(41,723)
Acquisitions of equipment leased to customers	(560)	(740)
Acquisitions of intangible assets and businesses, net of cash acquired	(8,649)	(87,738)

Net cash used by investing activities	(74,191)	(95,201)

Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	92,099	71,031
Payment of other notes payable	(542)	(2,212)
Purchase of treasury stock	(122,429)	(99,241)
Proceeds from exercises of stock options	14,856	17,655
Tax benefit from exercises of stock options	5,906	7,544

Net cash used by financing activities	(10,110)	(5,223)
Net effect of exchange rates on cash	(1,287)	2,515

Net increase (decrease) in cash and cash equivalents	24,226	(3,159)
Cash and cash equivalents at beginning of period	60,360	61,666

Cash and cash equivalents at end of period	$84,586	$58,507

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,615	$2,710
Income taxes paid	$43,234	$30,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited, condensed consolidated financial statements of IDEXX Laboratories, Inc. (“IDEXX,” the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the requirements of Regulation S-X, Rule 10-01 for financial statements required to be filed as a part of Form 10-Q.
The accompanying unaudited, condensed consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries, and all other entities in which we have a variable interest and are determined to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited, condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The condensed balance sheet data at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited, condensed financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008, and our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.
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
NOTE 2. ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2008 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, except as discussed below.
Share-Based Compensation
To develop the expected term assumption for option awards, we previously elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms. Beginning in January 2008, we derive the expected term assumption for options based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. See Note 4 for additional information.

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. This standard is effective for fiscal years beginning after November 15, 2008. We are evaluating the expected impact that the adoption of SFAS No. 161 will have on our consolidated financial statements.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No 141, “Business Combinations” (“SFAS No. 141”) and other U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.
NOTE 3. ACQUISITIONS OF BUSINESSES AND OTHER ASSETS
We paid $6.8 million in cash to acquire a business and, under separate transactions, to acquire certain intangible assets that did not comprise businesses during the nine months ended September 30, 2008 and recognized liabilities, including contingent liabilities associated with purchase accounting, of $0.3 million, of which $0.1 million was paid in the third quarter of 2008. In addition, we have agreed to pay up to $7.5 million in cash in the future upon achievement of certain revenue and other milestones. These payments will be accrued and recorded as additional intangible assets if and when we determine that it is probable that the milestones will be achieved.
More specifically, in January 2008, we acquired substantially all of the assets and assumed certain liabilities of VetLab Laboratorio Veterinario de Referencia, S.L. (“VetLab S.L.”). With operations in Barcelona, Spain, VetLab S.L. is a provider of reference laboratory testing services to veterinarians. We also acquired certain intellectual property and distribution rights associated with a diagnostic test product during the nine months ended September 30, 2008. In connection with these acquisitions, we recognized goodwill of $0.4 million and amortizable intangible assets of $6.4 million.
During the nine months ended September 30, 2008, we made purchase price payments of $1.7 million related to the achievement of milestones realized by certain businesses acquired in prior years, of which $1.5 million was previously accrued.

We believe that the acquired businesses enhance our existing businesses by either expanding the geographic range of our existing businesses or expanding our existing product lines. We determined the purchase price of each acquired business based on our assessment of estimated future cash flows attributable to the business enterprise taken as a whole, the strength of the business in the marketplace, the strategic importance of the acquisition to IDEXX, and the seller’s desire to be acquired by IDEXX versus perceived alternatives. We recognized goodwill based on the excess of the purchase price for each business over the fair values of the individual tangible and separately identified intangible assets acquired, which were valued in accordance with SFAS No. 141.
We have commitments outstanding at September 30, 2008 for additional purchase price payments of up to $7.8 million, of which $0.3 million has been accrued, in connection with acquisitions of businesses and intangible assets prior to September 30, 2008, all of which are contingent upon the achievement by certain acquired businesses of specified milestones.
The results of operations of the acquired businesses have been included since their respective acquisition dates. Pro forma information has not been presented because such information is not material to the financial statements taken as a whole.
NOTE 4. SHARE-BASED COMPENSATION
For the nine months ended September 30, 2008, share-based compensation expense included $7.5 million for options, restricted stock units and deferred stock units with vesting conditions and $0.4 million for employee stock purchase rights. Expense for deferred stock units without vesting conditions of $0.2 million has been excluded from share-based compensation in the table below for the nine months ended September 30, 2008 and 2007, as it relates to deferred stock units granted to directors in lieu of cash compensation. Share-based compensation expense has been included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Cost of revenue	$371	$224	$819	$495
Sales and marketing	331	317	1,136	812
General and administrative	1,230	1,350	4,409	3,848
Research and development	486	516	1,517	1,257

Total	$2,418	$2,407	$7,881	$6,412

The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the nine months ended September 30, 2008 and 2007 totaled $18.0 and $18.1 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at September 30, 2008, before consideration of estimated forfeitures, was $33.3 million. We estimate that this cost will be reduced by approximately $2.2 million related to forfeitures. The weighted average remaining expense recognition period at September 30, 2008 was approximately 2.0 years.
Options
The weighted average valuation assumptions used to determine the fair value of each option grant on the date of grant were as follows:

	For the Nine Months Ended
	September 30,
	2008	2007

Expected stock price volatility	25%	29%
Expected term, in years	4.9	5.0
Risk-free interest rate	2.7%	4.7%
The total fair value of options that vested during the nine months ended September 30, 2008 and 2007 was $11.2 million and $12.6 million, respectively.

Restricted and Other Deferred Stock Units With Vesting Conditions
The combined weighted average fair value per unit of restricted stock units and deferred stock units with vesting conditions granted during the nine months ended September 30, 2008 and 2007 was $56.78 and $42.62, respectively.
NOTE 5. INVENTORIES
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2008	2007

Raw materials	$32,837	$26,182
Work-in-process	17,964	16,425
Finished goods	62,106	56,197

	$112,907	$98,804

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

Land and improvements	$7,602	$7,754
Buildings and improvements	53,867	54,072
Leasehold improvements	17,901	16,737
Machinery and equipment	105,937	92,139
Office furniture and equipment	72,885	61,472
Construction in progress	53,612	23,002

	311,804	255,176
Less accumulated depreciation and amortization	133,149	113,324

Total property and equipment	$178,655	$141,852

Depreciation expense was $9.1 million and $26.5 million for the three and nine months ended September 30, 2008, respectively. Depreciation expense was $7.3 million and $21.0 million for the three and nine months ended September 30, 2007, respectively.
In 2007, we began the renovation and expansion of our primary facility in Westbrook, Maine. We have capitalized $29.0 million related to this project as construction in progress during the nine months ended September 30, 2008 and $41.4 million since the project’s inception.
Instruments placed with customers under certain minimum volume commitment programs are capitalized and depreciated over the shorter of the useful life of the instrument or the minimum volume commitment period.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets other than goodwill consisted of the following (in thousands):

	September 30, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$10,575	$4,579	$10,895	$4,003
Product rights (1)	32,989	13,146	27,838	10,428
Customer-related intangible assets (2)	57,718	11,517	57,907	8,011
Other, primarily noncompete agreements	6,592	3,144	6,416	2,299

	$107,874	$32,386	$103,056	$24,741

(1)	Product rights comprise certain technologies, licenses, trade names and contractual rights acquired from third parties.

(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.
Amortization expense of intangible assets was $2.7 million and $7.9 million for the three and nine months ended September 30, 2008, respectively. Amortization expense of intangible assets was $2.4 million and $6.6 million for the three and nine months ended September 30, 2007, respectively.
During the nine months ended September 30, 2008, we acquired customer-related intangible assets of $1.4 million, product rights of $4.8 million, and other intangible assets of $0.2 million, all of which were assigned to the Companion Animal Group (“CAG”) segment, with weighted amortization periods of 15 years, 10 years and 3 years, respectively. See Note 3 for additional information. The remaining changes in the cost of intangible assets other than goodwill during the nine months ended September 30, 2008 resulted from changes in foreign currency exchange rates.
Goodwill by segment consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

CAG segment	$129,803	$131,004
Water segment	16,222	17,566
Production animal segment	9,866	9,529

	$155,891	$158,099

During the nine months ended September 30, 2008, we recognized goodwill of $0.6 million (all of which is expected to be tax deductible) related to business acquisitions prior to September 30, 2008, which was assigned to the CAG segment. Of this amount, $0.2 million related to business acquisitions prior to 2008. See Note 3 for additional information. The remaining changes in goodwill during the nine months ended September 30, 2008 resulted from changes in foreign currency exchange rates.
NOTE 8. WARRANTY RESERVES
We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customers’ environment and associated costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data and projections of future costs, revisions to the estimated warranty liability would be required.

Following is a summary of changes in accrued warranty reserves during the three and nine months ended September 30, 2008 and 2007 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Balance, beginning of period	$1,579	$1,751	$1,667	$1,978
Provision for warranty expense	1,096	784	2,154	1,566
Liability assumed in connection with business acquisition	—	—	—	86
Change in estimate, balance beginning of period	(167)	48	(246)	299
Settlement of warranty liability	(642)	(852)	(1,709)	(2,198)

Balance, end of period	$1,866	$1,731	$1,866	$1,731

NOTE 9. DEBT
In February 2008, we increased the aggregate principal amount available under our unsecured short-term revolving credit facility (“Credit Facility”) to $200.0 million from $125.0 million. At September 30, 2008 we had $163.9 million outstanding under the Credit Facility with a weighted average interest rate of 3.5%. Of the total amount outstanding at September 30, 2008, $3.9 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars.
NOTE 10. INCOME TAXES
Our effective income tax rates for the three and nine months ended September 30, 2008 were 33.1% and 31.4%, respectively, compared with 27.5% and 30.2% for the three and nine months ended September 30, 2007, respectively.
The increase in our effective income tax rate for the three months ended September 30, 2008 compared to September 30, 2007 was due primarily to a federal research and experimentation tax credit that was not available for the three months ended September 30, 2008; the reduction of international deferred tax liabilities during the three months ended September 30, 2007, resulting from a decrease in statutory tax rates; and the recognition of certain state tax benefits, resulting from the completion of an audit during the three months ended September 30, 2007.
The increase in our effective income tax rate for the nine months ended September 30, 2008 compared to September 30, 2007 was due primarily to a federal research and experimentation tax credit that was not available for the nine months ended September 30, 2008. The tax benefits discussed above that were realized during the three months ended September 30, 2007 were offset by a reduction in international deferred tax liabilities due to a change in the statutory tax rates for a jurisdiction in which we operate in the three months ended March 31, 2008. This reduction of statutory rates was a non-recurring benefit of approximately $1.5 million, which reduced our effective income tax rate for the nine months ended September 30, 2008 by 1.1%.
NOTE 11. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$25,699	$25,795	$92,614	$68,486
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,921)	6,305	(5,015)	9,344
Change in fair value of foreign currency contracts classified as hedges, net of tax	6,230	(1,155)	5,599	(1,684)
Change in fair market value of investments, net of tax	(223)	(95)	(192)	(40)

Comprehensive income	$17,785	$30,850	$93,006	$76,106

NOTE 12. EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common shareholders by shares used for basic earnings per share increased by the dilutive impact using the treasury stock method of options, restricted stock units and unvested deferred stock units.
The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	59,374	61,013	60,025	61,607
Weighted average vested deferred stock units outstanding	99	81	96	78

	59,473	61,094	60,121	61,685

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	59,473	61,094	60,121	61,685
Dilutive effect of options issued to employees and directors	2,304	2,733	2,378	2,692
Dilutive effect of restricted stock units issued to employees	83	78	98	61
Dilutive effect of unvested deferred stock units issued to directors	5	11	6	11

	61,865	63,916	62,603	64,449

Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed, and issuance is not contingent.
Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted average number of shares underlying anti-dilutive options	653	502	610	561

Weighted average exercise price per underlying share of anti-dilutive options	$53.67	$45.15	$52.98	$43.66

Weighted average number of shares underlying anti-dilutive restricted stock units	3	4	2	1
The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	September 30,
	2008	2007

Closing price per share of our common stock	$54.80	$54.79

Number of shares underlying options with exercise prices below the closing price	4,758	5,680
Number of shares underlying options with exercise prices equal to or above the closing price	403	—

Total number of shares underlying outstanding options	5,161	5,680

NOTE 13. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Significant commitments, contingencies and guarantees at September 30, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 in Note 13 to the consolidated financial statements, except as described in Note 3.
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
From the inception of the program in August 1999 to September 30, 2008, we repurchased 35,491,000 shares for $812.6 million. From the inception of the program to September 30, 2008, we also received 376,000 shares of stock with a market value of $7.9 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, the vesting of restricted stock units and the settlement of deferred stock units, and in payment for the exercise price of stock options.
Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Shares acquired	392	140	2,367	2,269
Total cost of shares acquired	$20,143	$7,150	$123,800	$99,683
Average cost per share	$51.44	$50.93	$52.30	$43.93
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

The following is the segment information (in thousands):

	For the Three Months Ended September 30,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2008
Revenues	$205,050	$20,321	$17,801	$7,921	$—	$251,093

Income (loss) from operations	$28,938	$8,865	$3,482	$(11)	$(2,277)	$38,997

Interest expense, net						560

Income before provision for income taxes						38,437
Provision for income taxes						12,738

Net income						$25,699

2007
Revenues	$187,481	$17,431	$17,377	$7,096	$—	$229,385

Income (loss) from operations	$28,529	$7,212	$2,561	$27	$(2,232)	$36,097

Interest expense, net						515

Income before provision for income taxes						35,582
Provision for income taxes						9,787

Net income						$25,795

	For the Nine Months Ended September 30,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2008
Revenues	$639,411	$57,287	$60,452	$23,587	$—	$780,737

Income (loss) from operations	$106,300	$23,437	$14,824	$(254)	$(7,700)	$136,607

Interest expense, net						1,688

Income before provision for income taxes						134,919
Provision for income taxes						42,305

Net income						$92,614

2007
Revenues	$554,939	$48,941	$52,871	$20,835	$—	$677,586

Income (loss) from operations	$75,293	$20,010	$10,286	$(487)	$(5,661)	$99,441

Interest expense, net						1,321

Income before provision for income taxes						98,120
Provision for income taxes						29,634

Net income						$68,486

Revenue by product and service category was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

CAG segment revenue:
Instruments and consumables	$80,587	$71,443	$236,974	$209,889
Rapid assay products	36,212	33,639	115,699	101,464
Laboratory and consulting services	73,536	64,914	222,984	191,350
Practice information systems and digital radiography	13,333	12,197	42,373	36,419
Pharmaceutical products	1,382	5,288	21,381	15,817

CAG segment revenue	205,050	187,481	639,411	554,939

Water segment revenue	20,321	17,431	57,287	48,941
PAS segment revenue	17,801	17,377	60,452	52,871
Other segment revenue	7,921	7,096	23,587	20,835

Total revenue	$251,093	$229,385	$780,737	$677,586

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
SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in money market funds and marketable securities related to a deferred compensation plan assumed in a business combination. The liabilities associated with this plan relate to deferred compensation, which is indexed to the performance of the underlying investments.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets include unrealized gains on hedge contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At September 30, 2008, we had no Level 3 assets or liabilities.

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2008 by level within the fair value hierarchy. We did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets
Marketable securities (1)	$1,762	$—	$—	$1,762
Money market funds (2)	6,807	—	—	6,807
Derivatives (3)	—	6,229	—	6,229
Liabilities
Deferred compensation (4)	1,762	—	—	1,762

(1)	Relates to investments in marketable securities for a deferred compensation plan, which is included in other long-term assets.

(2)	Relates to short-term investment in registered funds and included in cash and cash equivalents.

(3)	Relates to unrealized gains on hedge contracts, included in other assets. The notional value of these contracts is $121.1 million.

(4)	Relates to deferred compensation liability associated with the above-mentioned marketable securities, included in other long-term liabilities.
NOTE 17. SUBSEQUENT EVENTS
On October 17, 2008, we entered into an agreement to sell our ACAREXX and SURPASS pharmaceutical products and a product currently under development, which are a part of our CAG segment. We expect that this transaction will be completed in the fourth quarter of 2008, at which time we also intend to restructure the remaining pharmaceutical business. The impact of the sale and restructuring is not expected to have a material effect on the results of operations for the fourth quarter of 2008. Proceeds received from the sale of these assets are projected to be approximately $8 million. In addition, we may receive future consideration that is contingent upon the acquirer receiving approval to market and sell the product currently under development, in the U.S., and the subsequent achievement of specific product sales milestones. The impact of receiving this consideration will be recorded in our results of operations in the period that the milestones are achieved.

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
We operate in 17 countries and, for the nine months ended September 30, 2008, 41% of our revenue was derived from sales outside of the U.S. Since August, 2008 the U.S. dollar has strengthened substantially in relation to other currencies in which our sales are denominated. Strengthening of the U.S. dollar relative to other currencies has a negative impact on our international revenues and on margins of products manufactured in the U.S. and sold internationally. In addition, to the extent that the U.S. dollar is stronger in future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The related impact on foreign currency denominated operating expenses and the impact of foreign currency hedge contracts in place partially offset this exposure. See also the section captioned “Quantitative and Qualitative Disclosures About Market Risk.”
On October 17, 2008, we entered into an agreement to sell our ACAREXX and SURPASS pharmaceutical products and a product currently under development, which are a part of our CAG segment. We expect that this transaction will be completed in the fourth quarter of 2008, at which time we also intend to restructure the remaining pharmaceutical business. The impact of the sale and restructuring is not expected to have a material effect on the results of operations for the fourth quarter of 2008.

• Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2008 are consistent with those discussed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007, except as discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the nine months ended September 30, 2008 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates,” except as discussed below.
Share-Based Compensation
We grant share-based compensation to certain classes of employees annually in the first quarter of each year, including stock options. We have used subjective assumptions to value stock options, particularly for the expected stock price volatility and the expected term of the options that we believe are reasonable.
To develop the expected term assumption for option awards, we previously elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms. Beginning in January 2008, we derive the expected term assumption for options based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. Expected term for future awards will be determined using a consistent method. Longer expected term assumptions increase the fair value of option awards and therefore increase the expense recognized per award.
Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors, and compensation expense is adjusted for actual results. Net share-based compensation costs for the nine months ended September 30, 2008 were $7.9 million, which is net of a reduction of $1.1 million for estimated forfeitures. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in unanticipated increases or decreases in share-based compensation expense from period to period.

• Results of Operations
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Revenue
Total Company. Revenue increased $21.7 million, or 9%, to $251.1 million for the three months ended September 30, 2008 from $229.4 million for the same period of the prior year. The favorable impact of currency exchange rates contributed 2% to revenue growth. The following table presents revenue by operating segment:

For the Three Months Ended September 30,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency (1)	Acquisitions (2)	Effect

CAG	$205,050	$187,481	$17,569	9.4%	1.3%	0.3%	7.8%
Water	20,321	17,431	2,890	16.6%	1.2%	—	15.4%
PAS	17,801	17,377	424	2.4%	5.6%	—	(3.2%)
Other	7,921	7,096	825	11.6%	3.0%	—	8.6%

Total	$251,093	$229,385	$21,708	9.5%	1.8%	0.2%	7.5%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended September 30, 2007 to the three months ended September 30, 2008.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 from businesses acquired subsequent to July 1, 2007.
Companion Animal Group. Revenue for CAG increased $17.6 million, or 9%, to $205.1 million for the three months ended September 30, 2008 from $187.5 million for the same period of the prior year. The favorable impact of currency exchange rates contributed 1% to the increase in CAG revenue. Incremental sales from veterinary reference laboratory businesses acquired subsequent to July 1, 2007 contributed less than one-half of a percent to CAG revenue growth. The following table presents revenue by product and service category for CAG:

For the Three Months Ended September 30,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency (1)	Acquisitions (2)	Effect

Instruments and consumables	$80,587	$71,443	$9,144	12.8%	1.2%	—	11.6%
Rapid assay products	36,212	33,639	2,573	7.6%	0.7%	—	6.9%
Laboratory and consulting Services	73,536	64,914	8,622	13.3%	2.0%	0.8%	10.5%
Practice information management systems and digital radiography	13,333	12,197	1,136	9.3%	0.3%	—	9.0%
Pharmaceutical products	1,382	5,288	(3,906)	(73.9%)	—	—	(73.9%)

Net CAG revenue	$205,050	$187,481	$17,569	9.4%	1.3%	0.3%	7.8%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended September 30, 2007 to the three months ended September 30, 2008.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 from businesses acquired subsequent to July 1, 2007.

The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from veterinary reference laboratory businesses acquired subsequent to July 1, 2007.
The increase in sales of instruments and consumables was due primarily to higher unit sales volume across most instrument and consumables product categories. Higher instrument sales volumes were due primarily to sales of Catalyst Dx™ chemistry analyzers and SNAPshot Dx™ analyzers, both of which we began shipping to customers in the first quarter of 2008, and increased sales of Coag Dx™ analyzers, which we began shipping to customers in the fourth quarter of 2007. These favorable impacts were partly offset by a decrease in sales of LaserCyte® hematology analyzers. Higher consumables sales volumes were due primarily to higher worldwide practice-level sales of tubes used with our hematology analyzers, slides used with our chemistry analyzers and cassettes used with our VetStat® Analyzer. Higher instrument service revenue was due to the higher number of instruments covered under service contracts resulting from an increase in the installed base of instruments. Instruments and consumables sales were also favorably impacted by higher average unit sales prices for slides that are sold for use in our chemistry analyzers, although this impact was largely offset by lower average unit prices on sales of our LaserCyte® hematology and VetTest® chemistry analyzers due primarily to increased promotional discounting. Changes in distributors’ inventory levels decreased reported instruments and consumables revenue growth by 1%.
The increase in sales of rapid assay products was due to higher average unit sales prices and, to a lesser extent, higher sales volumes. Higher average unit sales prices were due, in part, to higher relative sales of canine combination test products versus single assay test products, as well as price increases of certain canine and feline combination test products. We expect that the rate of end users’ conversion from canine heartworm-only tests to combination test products will slow in future periods, which will decelerate the rate of increase in average unit sales prices. Increased volume was due primarily to increased U.S. practice-level sales of canine combination test products, such as SNAP® 4Dx®, partly offset by unfavorable changes in U.S. distributor inventory levels of canine and feline combination test products. The impact from changes in distributors’ inventory levels decreased reported rapid assay revenue growth by 7%.
The increase in sales of laboratory and consulting services resulted from higher testing volume and the impact of price increases. Higher testing volume was attributable primarily to sales to new customers. Acquisitions of veterinary reference laboratories in the United States and Europe contributed 1% to reported laboratory and consulting services revenue growth.
The increase in sales of practice information management systems and digital radiography resulted primarily from higher sales volumes of companion animal radiography systems and, to a lesser extent, increased sales of hardware and peripheral equipment used with practice information management systems. These favorable impacts were partly offset by lower average unit prices for companion animal digital radiography systems and increased discounting of Cornerstone® practice information management systems.
The decrease in sales of pharmaceutical products resulted primarily from the discontinuation of sales of PZI VET®, our insulin product for the treatment of diabetic cats, at the end of the second quarter of 2008. As discussed in our Quarterly Report on Form 10-Q for the second quarter of 2008, we sold our remaining inventory of PZI VET® in the second quarter following our announcement that we would be discontinuing this product since the raw material used in the product is no longer commercially available. Sales of PZI VET® were $3.5 million for the three months ended September 30, 2007.
Water. Revenue for Water increased $2.9 million, or 17%, to $20.3 million for the three months ended September 30, 2008 from $17.4 million for the same period of the prior year. The increase resulted primarily from higher sales volume and, to a lesser extent, higher average unit sales prices due to higher relative sales in geographies where products are sold at higher average unit sales prices. Higher sales volumes were attributable to the commencement in September 2007 of distribution of certain water testing kits manufactured by Invitrogen Corporation (“Invitrogen”), which increased reported Water revenue growth by 6%, as well as higher sales of our Colilert® products, used to detect total coliforms and E. coli in water, and
Filta-Max® products, used to detect Cryptosporidium and Giardia in water. The favorable impact of currency exchange rates contributed 1% to the increase in Water revenue.
Production Animal Segment. Revenue for PAS increased $0.4 million, or 2%, to $17.8 million for the three months ended September 30, 2008 from $17.4 million for the same period of the prior year. The increase resulted primarily from higher livestock diagnostics sales volume and the favorable impact from currency exchange rates, which contributed 6% to PAS revenue growth, partly offset by lower average unit sales prices for our post-mortem test for bovine spongiform encephalopathy (“BSE”) and for our test for mycobacterium paratuberculosis (“M. pt”).

Other. Revenue for Other operating units increased $0.8 million, or 12%, to $7.9 million for the three months ended September 30, 2008 from $7.1 million for the same period of the prior year due primarily to higher sales volume of Dairy SNAP® antibiotic residue tests and of OPTI Medical products.
Gross Profit
Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Three Months Ended September 30,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$99,945	48.7%	$93,949	50.1%	$5,996	6.4%
Water	12,825	63.1%	10,919	62.6%	1,906	17.5%
PAS	12,035	67.6%	10,412	59.9%	1,623	15.6%
Other	3,324	42.0%	3,081	43.4%	243	7.9%
Unallocated amounts	20	N/A	117	N/A	(97)	(82.9%)

Total Company	$128,149	51.0%	$118,478	51.7%	$9,671	8.2%

Companion Animal Group. Gross profit for CAG increased $6.0 million, or 6%, to $99.9 million for the three months ended September 30, 2008 from $93.9 million for the same period of the prior year due to increased sales volume across all CAG product and service lines, with the exception of the pharmaceuticals business, partly offset by a decrease in gross profit percentage to 49% from 50%. The decrease in the gross profit percentage was due primarily to higher relative sales of lower margin laboratory and consulting services and IDEXX VetLab® instruments, and higher manufacturing costs of our instruments, including our Catalyst Dx™ chemistry analyzer where we have not yet achieved economies of scale. These unfavorable items were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expenses.
Water. Gross profit for Water increased $1.9 million, or 17%, to $12.8 million for the three months ended September 30, 2008 from $10.9 million for the same period of the prior year due to increased sales volume and an increase in the gross profit percentage of approximately one-half of a percentage point. The increase in the gross profit percentage was due primarily to the impact of foreign currency rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expenses; lower overall costs of manufacturing; and, to a lesser extent, higher relative sales in geographies where products are sold at higher unit prices. These favorable impacts were partly offset by greater relative sales of lower margin products, consisting primarily of water testing kits manufactured by Invitrogen.
Production Animal Segment. Gross profit for PAS increased $1.6 million, or 16%, to $12.0 million for the three months ended September 30, 2008 from $10.4 million for the same period of the prior year due to increased sales volume and an increase in the gross profit percentage to 68% from 60%. The increase in gross profit percentage was due primarily to the impact of foreign currency rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expenses; net lower production costs; the gross profit impact of revenue recognized on shipments prior to July 1, 2008 to a customer that is on the cash basis of accounting due to uncertain collectibility; and the favorable settlement of a royalty liability. These favorable impacts were partly offset by lower average unit sales prices.
Other. Gross profit for Other operating units increased $0.2 million, or 8%, to $3.3 million for the three months ended September 30, 2008 from $3.1 million for the same period of the prior year due primarily to increased sales volume, partly offset by a decrease in the gross profit percentage to 42% from 43%. The decrease in gross profit percentage was due primarily to comparatively higher costs of production and relatively higher sales of Dairy SNAP® antibiotic residue tests in geographies where the products are sold at lower unit prices. These unfavorable impacts were partly offset by the favorable impact of foreign currency rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expenses, and proportionally higher sales of higher margin OPTI Medical consumable products.

Operating Expenses and Operating Income
Total Company. The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$71,007	34.6%	$65,420	34.9%	$5,587	8.5%
Water	3,960	19.5%	3,707	21.3%	253	6.8%
PAS	8,553	48.0%	7,851	45.2%	702	8.9%
Other	3,335	42.1%	3,054	43.0%	281	9.2%
Unallocated amounts	2,297	N/A	2,349	N/A	(52)	(2.2%)

Total Company	$89,152	35.5%	$82,381	35.9%	$6,771	8.2%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$28,938	14.1%	$28,529	15.2%	$409	1.4%
Water	8,865	43.6%	7,212	41.4%	1,653	22.9%
PAS	3,482	19.6%	2,561	14.7%	921	36.0%
Other	(11)	(0.1%)	27	0.4%	(38)	(140.7%)
Unallocated amounts	(2,277)	N/A	(2,232)	N/A	(45)	(2.0%)

Total Company	$38,997	15.5%	$36,097	15.7%	$2,900	8.0%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$35,272	17.2%	$31,836	17.0%	$3,436	10.8%
General and administrative	23,878	11.6%	21,975	11.7%	1,903	8.7%
Research and development	11,857	5.8%	11,609	6.2%	248	2.1%

Total operating expenses	$71,007	34.6%	$65,420	34.9%	$5,587	8.5%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due, in part, to expanded worldwide sales and marketing, the addition of customer service headcount, and higher overall customer support function expenses. To a lesser extent, the impact of exchange rates on foreign currency denominated expenses also contributed to the increase in sales and marketing expense. These increases were partly offset by a decrease in direct selling expense related to distributor incentives and a decrease in direct marketing expense due to specific product launches and other 2007 initiatives that did not recur in 2008.
The increase in general and administrative expense resulted primarily from higher spending on executive, finance, information technology and legal support and the unfavorable impact of exchange rates on foreign currency denominated expenses.
The increase in research and development expense resulted primarily from higher personnel costs, partly offset by a net decrease in product development spending. The net decrease in product development spending resulted from the completion of development of our next-generation chemistry analyzer, Catalyst Dx™, and our new quantitative immunoassay platform, SNAPshot Dx™, both of which we began shipping to customers in the first quarter of 2008, as well as lower external consulting costs related to our digital radiography business.

Water. The following table presents Water expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$1,852	9.1%	$1,696	9.7%	$156	9.2%
General and administrative	1,423	7.0%	1,371	7.9%	52	3.8%
Research and development	685	3.4%	640	3.7%	45	7.0%

Total operating expenses	$3,960	19.5%	$3,707	21.3%	$253	6.8%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due primarily to expanded worldwide headcount. The increase in general and administrative expense was the result of slightly higher personnel-related expenses, partly offset by lower overall spending on corporate support function expenses. The increase in research and development expense was due primarily to higher patent registration and related fees, partly offset by the absence in 2008 of certain costs incurred during the second quarter of 2007 associated with support of new product development initiatives.
Production Animal Segment. The following table presents PAS operating expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$3,067	17.2%	$3,060	17.6%	$7	0.2%
General and administrative	3,491	19.6%	2,851	16.4%	640	22.4%
Research and development	1,995	11.2%	1,940	11.2%	55	2.8%

Total operating expenses	$8,553	48.0%	$7,851	45.2%	$702	8.9%

The slight increase in sales and marketing expense resulted primarily from the impact of exchange rates on foreign currency denominated expenses and higher personnel and personnel-related costs, partly offset by decreased spending on direct marketing activities. The increase in general and administrative expense resulted primarily from increased personnel costs and the impact of exchange rates on foreign currency denominated expenses, partly offset by lower overall spending on corporate support function expenses and the absence in 2008 of distributor termination costs incurred in the third quarter of 2007. The increase in research and development expense resulted primarily from higher personnel costs and the impact of exchange rates on foreign currency denominated expenses.
Other. Operating expenses for Other operating units increased $0.3 million to $3.3 million for the three months ended September 30, 2008 due primarily to higher spending on corporate support function expenses and increased personnel costs.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $0.1 million to $2.3 million for the three months ended September 30, 2008. The decrease in unallocated amounts resulted primarily from lower expense related to share-based compensation, partly offset by higher corporate research and development expense due to the addition of personnel dedicated to information management software development.
Interest Income and Interest Expense
Interest income was $0.7 million for the three months ended September 30, 2008 and 2007. Higher average invested cash balances during the three months ended September 30, 2008 as compared to 2007 were offset by lower effective interest rates.
Interest expense was $1.2 million for the three months ended September 30, 2008 and 2007. Incremental borrowings under our revolving credit facility during the three months ended September 30, 2008 as compared to 2007 were offset by lower effective interest rates on outstanding debt balances.

Provision for Income Taxes
Our effective income tax rates were 33.1% and 27.5% for the three months ended September 30, 2008 and 2007, respectively. The increase in our effective income tax rate for the three months ended September 30, 2008 compared to September 30, 2007 was due primarily to a federal research and experimentation tax credit that was not available for the three months ended September 30, 2008; the reduction of international deferred tax liabilities during the three months ended September 30, 2007, resulting from a decrease in statutory tax rates; and the recognition of certain state tax benefits, resulting from the completion of an audit during the three months ended September 30, 2007.
The federal research and experimentation tax credit expired effective December 31, 2007, however, legislation was enacted on October 3, 2008 to retroactively extend the benefit until December 31, 2009. The full year effect of this benefit will be recorded in our tax rate during the three months ended December 31, 2008. It is anticipated that this benefit will reduce our full-year effective tax rate by 1.3%.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Revenue
Total Company. Revenue increased $103.2 million, or 15%, to $780.7 million for the nine months ended September 30, 2008. Incremental sales from businesses acquired subsequent to January 1, 2007 contributed 1% to revenue growth. These acquisitions consisted primarily of veterinary reference laboratories and customer lists in Canada, the United States and Europe; a production animal diagnostic products business in France; and the Critical Care Division of Osmetech plc, which we refer to as OPTI Medical. The favorable impact of currency exchange rates contributed 4% to revenue growth. The following table presents revenue by operating segment:

For the Nine Months Ended September 30,
							Percentage
						Percentage	Change Net of
					Percentage	Change from	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Acquisitions	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency (1)	(2)	Effect

CAG	$639,411	$554,939	$84,472	15.2%	3.1%	1.1%	11.0%
Water	57,287	48,941	8,346	17.1%	3.3%	—	13.8%
PAS	60,452	52,871	7,581	14.3%	9.6%	3.9%	0.8%
Other	23,587	20,835	2,752	13.2%	4.3%	4.3%	4.6%

Total	$780,737	$677,586	$103,151	15.2%	3.7%	1.3%	10.2%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the nine months ended September 30, 2007 to the nine months ended September 30, 2008.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 from businesses acquired subsequent to January 1, 2007.
Companion Animal Group. Revenue for CAG increased $84.5 million, or 15%, to $639.4 million for the nine months ended September 30, 2008. The favorable impact of currency exchange rates contributed 3% to the increase in CAG revenue. Incremental sales from veterinary reference laboratory businesses acquired subsequent to January 1, 2007 contributed 1% to CAG revenue growth.

The following table presents revenue by product and service category for CAG:

For the Nine Months Ended September 30,
							Percentage
						Percentage	Change Net of
					Percentage	Change from	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Acquisitions	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency (1)	(2)	Effect

Instruments and consumables	$236,974	$209,889	$27,085	12.9%	3.6%	—	9.3%
Rapid assay products	115,699	101,464	14,235	14.0%	1.6%	—	12.4%
Laboratory and consulting services	222,984	191,350	31,634	16.5%	4.1%	3.1%	9.3%
Practice information management systems and digital radiography	42,373	36,419	5,954	16.3%	1.3%	—	15.0%
Pharmaceutical products	21,381	15,817	5,564	35.2%	—	—	35.2%

Net CAG revenue	$639,411	$554,939	$84,472	15.2%	3.1%	1.1%	11.0%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the nine months ended September 30, 2007 to the nine months ended September 30, 2008.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 from businesses acquired subsequent to January 1, 2007.
The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from veterinary reference laboratory businesses acquired subsequent to January 1, 2007.
The increase in sales of instruments and consumables was due to higher unit sales volume across all instrument and consumables product categories, partly offset by net lower average unit sales prices. Higher consumables sales volumes were due primarily to higher worldwide practice-level sales of chemistry slides; tubes used with our hematology analyzers; consumables used with our Coag Dx™ analyzer, which we began shipping to customers in the fourth quarter of 2007; and cassettes used with our VetStat® analyzer. Higher instrument sales volumes were due primarily to increased sales of Catalyst Dx™ chemistry analyzers, which we began shipping to customers in the first quarter of 2008, Coag Dx™ blood coagulation analyzers, which we began shipping to customers in the fourth quarter of 2007, SNAPshot Dx™ analyzers, which we began shipping to customers in the first quarter of 2008; and IDEXX VetLab® Stations, our in-clinic laboratory information management systems. Higher instrument service revenue was due to the increase in number of instruments covered under service contracts resulting from an increase in the installed base of instruments. Lower average unit sales prices were due primarily to increased promotional discounting on LaserCyte® and VetTest® analyzers, partly offset by higher average unit sales prices on slides that are sold for use in our chemistry analyzers. Sales volumes of consumables in the U.S. and Canada in the first half of 2007 benefited from temporary additional diagnostic testing volume related to the recall of certain pet foods in March 2007. We believe that the recall resulted in a higher than usual number of pet visits to veterinary clinics in North America in the first and second quarters of 2007. We estimate that this event negatively impacted year-over-year growth in sales of consumables used in our IDEXX VetLab® suite of analyzers for the nine months ended September 30, 2008 by approximately 2%, and negatively impacted growth in sales of total instruments and consumables by approximately 1%. Changes in distributors’ inventory levels did not have a significant impact on reported instruments and consumables revenue growth.
The increase in sales of rapid assay products was due to both higher sales volumes and higher average unit sales prices. Increased volume was due primarily to increased U.S. practice-level sales of our canine combination test products, such as the SNAP® 4Dx®, and the July 2007 launch of SNAP® cPL™, our test for pancreatitis in dogs. In May 2006, we acquired intellectual property and distribution rights related to certain canine and feline rapid assay products from Agen Biomedical Limited (“Agen”), and subsequently began to transition customers utilizing the Agen rapid assay products to IDEXX rapid assay products. The favorable impacts on rapid assay sales noted above were partly offset by a decrease in the volume of sales of Agen products as we transitioned customers from these products to our SNAP® tests. Higher average unit sales prices were due, in part, to higher relative sales of canine combination test products versus single assay test products; less promotional discounting in connection with our SNAP® up the Savings™ and other customer programs; and, to a lesser extent, the impact of price increases of certain canine and feline combination tests. We expect that the rate of end users’ conversion from canine heartworm-only tests to combination test products will slow in future periods, which will decelerate the rate of increase in average unit sales prices. The impact from changes in distributors’ inventory levels did not have a significant impact on reported rapid assay revenue growth.

The increase in sales of laboratory and consulting services resulted from higher testing volume and the impact of price increases. Higher testing volume was attributable primarily to sales to new customers and the impact of new test offerings. As discussed above, the first half of 2007 benefited from temporary additional diagnostic testing volume resulting from the March 2007 pet food recall. We estimate that this event negatively impacted year-over-year growth in laboratory and consulting services revenue for the nine months ended September 30, 2008 by approximately 1%.
The increase in sales of practice information management systems and digital radiography resulted primarily from higher sales volumes of companion animal radiography systems and, to a lesser extent, the favorable impact of changes to the customer support pricing structure for our Cornerstone® practice information management systems. These favorable impacts were partly offset by lower sales of practice information management systems; lower sales of equine radiography systems; and lower average unit prices for companion animal digital radiography systems.
The increase in sales of pharmaceutical products resulted primarily from higher sales volume and average unit sales price of PZI VET®, our insulin product for the treatment of diabetic cats. As discussed above, in the second quarter of 2008 we informed customers that we would be discontinuing this product and thereafter we sold our remaining inventory during the second quarter. The acceleration of PZI VET® sales into the second quarter as a result of our announcement had an incremental impact of approximately $5 million on sales for the nine months ended September 30, 2008. Sales of PZI VET® were $10.5 million for the nine months ended September 30, 2007.
Water. Revenue for Water increased $8.3 million, or 17%, to $57.3 million for the nine months ended September 30, 2008 from $48.9 million for the same period of the prior year. The increase resulted primarily from higher sales volume, partly offset by lower average unit sales prices due to higher relative sales in geographies where products are sold at lower average unit sales prices. Higher sales volumes were attributable to the commencement in September 2007 of distribution of certain water testing kits manufactured by Invitrogen, which increased reported Water revenue growth by 6%; higher sales of our Colilert® products, used to detect total coliforms and E. coli in water; and higher sales of Filta-Max® products, used to detect Cryptosporidium and Giardia in water. The favorable impact of currency exchange rates contributed 3% to the increase in Water revenue.
Production Animal Segment. Revenue for PAS increased $7.6 million, or 14%, to $60.5 million for the nine months ended September 30, 2008 from $52.9 million for the same period of the prior year. The increase in revenue resulted from increased sales volume and the favorable impact from currency exchange rates, which contributed 10% to PAS revenue growth, partly offset by lower average unit sales prices. The increase in volume resulted primarily from higher livestock diagnostics sales, including sales attributable to Institut Pourquier, a France-based manufacturer of production animal diagnostic products that we acquired in March 2007. The year-over-year growth in sales of Pourquier products contributed 4% to PAS revenue growth. The decrease in average unit sales prices was due primarily to a reduction in average price for our post-mortem test for BSE, and for our test for mycobacterium paratuberculosis (“M. pt”).
Other. Revenue for Other operating units increased $2.8 million, or 13%, to $23.6 million for the nine months ended September 30, 2008 from $20.8 million for the same period of the prior year due primarily to higher sales volume of our OPTI Medical products, which we acquired in the first quarter of 2007 and, to a lesser extent, higher sales volume of Dairy SNAP® antibiotic residue tests. The favorable impact of currency exchange rates contributed 4% to the increase in Other operating units revenue.

Gross Profit
Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Nine Months Ended September 30,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$322,730	50.5%	$269,328	48.5%	$53,402	19.8%
Water	35,573	62.1%	30,960	63.3%	4,613	14.9%
PAS	40,698	67.3%	32,677	61.8%	8,021	24.5%
Other	9,952	42.2%	7,926	38.0%	2,026	25.6%
Unallocated amounts	292	N/A	387	N/A	(95)	(24.5%)

Total Company	$409,245	52.4%	$341,278	50.4%	$67,967	19.9%

Companion Animal Group. Gross profit for CAG increased $53.4 million, or 20%, to $322.7 million for the nine months ended September 30, 2008 from $269.3 million for the same period of the prior year due to increased sales volume across the CAG product and service lines and to an increase in the gross margin percentage to 50% from 49%. The gross profit percentage in 2007 was depressed by 2% due to the write-offs of inventory and a prepaid royalty related to our Navigator® product, as discussed below. To a lesser extent, the 2008 gross profit percentage was favorably impacted by lower cost of slides that are sold for use in VetTest® chemistry analyzers; higher average unit sales prices on canine combination test products; and the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expenses. These favorable items were partly offset by higher manufacturing costs of our instruments, including our Catalyst Dx™ chemistry analyzer for which we have not yet achieved economies of scale and higher relative sales of lower margin laboratory and consulting services and IDEXX VetLab® instruments.
During the nine months ended September 30, 2007 we recognized a write-down of nitazoxanide raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator® paste. We wrote down these assets because the third-party contract manufacturer of finished goods notified us that it would discontinue manufacturing the product in 2009. Additionally, product sales were lower than projected. We believed that we would not be able to enter into a replacement manufacturing arrangement on economically feasible terms and that we would not be able to obtain the product after termination of the existing manufacturing arrangement because the estimated production volume was low. Accordingly, we evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. Additionally, because of lower sales volume estimates and the reduced product life, we determined that we would not realize our related investment in prepaid royalties and, therefore, fully expensed this asset.
Water. Gross profit for Water increased $4.6 million, or 15%, to $35.6 million for the nine months ended September 30, 2008 from $31.0 million for the same period of the prior year due to increased sales volume, partly offset by a decrease in the gross profit percentage to 62% from 63%. The decrease in the gross profit percentage was due primarily to greater relative sales of lower margin products, consisting primarily of water testing kits manufactured by Invitrogen that we began distributing in September 2007; discrete costs incurred as a result of discontinuing a project to qualify a second source supplier for certain products; and higher relative sales in geographies where products are sold at lower unit prices. These unfavorable impacts were partly offset by lower overall costs of manufacturing and the impact of foreign currency rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expense.
Production Animal Segment. Gross profit for PAS increased $8.0 million, or 25%, to $40.7 million for the nine months ended September 30, 2008 from $32.7 million for the same period of the prior year due to increased sales volume and to an increase in the gross profit percentage to 67% from 62%. The gross profit percentage in 2007 was negatively affected by 1% as a result of purchase accounting for inventory acquired with the Pourquier business. The gross profit percentage for 2008 also improved due to the impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expenses; the gross profit impact of revenue recognized on shipments prior to July 1, 2008 to a customer that is on the cash basis of accounting due to uncertain collectibility; and the favorable settlement of a royalty liability. These favorable impacts were partly offset by the impact of lower average unit sales prices.

Other. Gross profit for Other operating units increased $2.0 million, or 26%, to $10.0 million for the nine months ended September 30, 2008 from $7.9 million for the same period of the prior year due primarily to increased sales volume and to an increase in the gross profit percentage to 42% from 38%. The gross profit percentage in 2007 was negatively affected as a result of purchase accounting for inventory acquired in connection with the OPTI Medical business. The gross profit percentage in 2008 also improved due to the impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses and foreign currency denominated expenses, partly offset by the impact of lower average unit sales prices and higher overall costs of manufacturing.
Operating Expenses and Operating Income
Total Company. The following tables present operating expenses and operating income by operating segment:

For the Nine Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$216,430	33.8%	$194,035	35.0%	$22,395	11.5%
Water	12,136	21.2%	10,950	22.4%	1,186	10.8%
PAS	25,874	42.8%	22,391	42.4%	3,483	15.6%
Other	10,206	43.3%	8,413	40.4%	1,793	21.3%
Unallocated amounts	7,992	N/A	6,048	N/A	1,944	32.1%

Total Company	$272,638	34.9%	$241,837	35.7%	$30,801	12.7%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$106,300	16.6%	$75,293	13.6%	$31,007	41.2%
Water	23,437	40.9%	20,010	40.9%	3,427	17.1%
PAS	14,824	24.5%	10,286	19.5%	4,538	44.1%
Other	(254)	(1.1%)	(487)	(2.3%)	233	47.8%
Unallocated amounts	(7,700)	N/A	(5,661)	N/A	(2,039)	(36.0%)

Total Company	$136,607	17.5%	$99,441	14.7%	$37,166	37.4%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$109,759	17.2%	$93,874	16.9%	$15,885	16.9%
General and administrative	71,466	11.2%	65,310	11.8%	6,156	9.4%
Research and development	35,205	5.5%	34,851	6.3%	354	1.0%

Total operating expenses	$216,430	33.8%	$194,035	35.0%	$22,395	11.5%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due, in part, to expanded worldwide sales and marketing and the addition of customer service headcount. To a lesser extent, the impact of exchange rates on foreign currency denominated expenses also contributed to the increase in sales and marketing expense.
The increase in general and administrative expense resulted primarily from higher spending on corporate support functions, including information technology, finance, human resources and legal; the unfavorable impact of exchange rates on foreign currency denominated expenses; incremental expenses associated with businesses acquired subsequent to January 1, 2007, comprised mainly of administrative expenses of a recurring nature to support the acquired businesses and amortization expense for intangible assets acquired; and, to a lesser extent higher personnel costs due, in part, to increased headcount. These increases were partly offset by the absence of non-recurring costs incurred in 2007 related to acquisitions and decreased spending on general facilities-related expenses.

The increase in research and development expense resulted primarily from higher personnel costs to support incremental new product and technology development initiatives and product enhancement efforts related primarily to rapid assay, IDEXX VetLab® instrumentation, and digital radiography products. These increases were largely offset by a decrease in product development spending resulting from the completion of the development of our next-generation chemistry analyzer, Catalyst Dx™, and our new quantitative immunoassay platform, SNAPshot Dx™, both of which we began shipping to customers in the first quarter of 2008, and by lower external consulting costs related to our pharmaceuticals product line.
Water. The following table presents Water expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$5,805	10.1%	$4,986	10.2%	$819	16.4%
General and administrative	4,487	7.8%	4,097	8.4%	390	9.5%
Research and development	1,844	3.2%	1,867	3.8%	(23)	(1.2%)

Total operating expenses	$12,136	21.2%	$10,950	22.4%	$1,186	10.8%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due, in part, to expanded headcount and incremental costs incurred for travel and, to a lesser extent, the impact of exchange rates on foreign currency denominated expenses. The increase in general and administrative expense resulted primarily from costs incurred in connection with the termination of a supply agreement. The decrease in research and development expense resulted primarily from the absence in 2008 of costs incurred in 2007 associated with support of new product development initiatives, partly offset by higher patent registration and related fees.
Production Animal Segment. The following table presents PAS operating expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$10,198	16.9%	$8,218	15.5%	$1,980	24.1%
General and administrative	9,758	16.1%	8,522	16.1%	1,236	14.5%
Research and development	5,918	9.8%	5,651	10.7%	267	4.7%

Total operating expenses	$25,874	42.8%	$22,391	42.4%	$3,483	15.6%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs, the impact of exchange rates on foreign currency denominated expenses and, to a lesser extent, incremental activities associated with the Pourquier business, which was acquired in March 2007. The increase in general and administrative expense was due primarily to the impact of exchange rates on foreign currency denominated expenses, increased personnel costs and incremental costs associated with the acquisition of the Pourquier business, which are comprised mainly of administrative expenses of a recurring nature to support the acquired business and amortization expense for intangible assets. These increases were partly offset by lower overall spending on corporate support function expenses, including legal and facilities-related expenses. The increase in research and development expense resulted primarily from higher personnel costs and the impact of exchange rates on foreign currency denominated expenses, partly offset by a decrease in spending for professional fees and research and development supplies.
Other. Operating expenses for Other operating units increased $1.8 million to $10.2 million for the nine months ended September 30, 2008 due primarily to incremental expenses incurred related to OPTI Medical and higher spending on corporate support function expenses.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $1.9 million to $8.0 million for the nine months ended September 30, 2008 due primarily to increased corporate research and development expense due to the addition of personnel dedicated to software for information management.

Interest Income and Interest Expense
Interest income was $1.8 million for the nine months ended September 30, 2008 compared to $2.0 million for the same period of the prior year. The decrease in interest income was due to lower effective interest rates, partly offset by higher average invested cash balances.
Interest expense was $3.5 million for the nine months ended September 30, 2008 compared to $3.3 million for the same period of the prior year. The increase in interest expense was due primarily to higher borrowings under our revolving credit facility, partly offset by lower effective interest rates on outstanding debt balances.
Provision for Income Taxes
Our effective income tax rates were 31.4% and 30.2% for the nine months ended September 30, 2008 and 2007, respectively. The increase in our effective income tax rate for the nine months ended September 30, 2008 compared to September 30, 2007 was due primarily to a federal research and experimentation tax credit that was not available during the nine months ended September 30, 2008. This tax benefit had expired effective December 31, 2007, however, on October 3, 2008 legislation was enacted to retroactively extend the benefit until December 31, 2009. This effect will be recorded in our tax rate as of the year ending December 31, 2008. It is anticipated that this benefit will reduce our full-year effective tax rate by 1.3%.
• Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2(r) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
• Liquidity and Capital Resources
Liquidity
We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our credit facilities. At September 30, 2008 and December 31, 2007, we had $84.6 million and $60.4 million, respectively, of cash and cash equivalents, and working capital of $45.6 million and $82.3 million, respectively. Additionally, at September 30, 2008, we had remaining borrowing availability under our revolving credit facility of $36.1 million. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our credit facilities will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs. We further believe that we could obtain additional borrowings at market interest rates to fund our growth objectives, however, based on the current credit market, the interest rates obtained may be less favorable than historical interest rates and the interest rates available to us under our current credit facilities. The extent and timing of acquisition-related spending and repurchases of our common stock could cause variations in our liquidity and leverage levels.
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
The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2008	2008	2008	2007	2007

Days sales outstanding	42.3	39.9	42.6	39.4	41.8
Inventory turns	1.9	2.1	2.0	2.3	2.1

Sources and Uses of Cash
Cash provided by operating activities was $109.8 million for the nine months ended September 30, 2008, compared to $94.8 million for the same period in 2007. The total of net income and net non-cash charges was $131.5 million for the nine months ended September 30, 2008, compared to $99.4 million for the same period in 2007.
We historically have experienced proportionally lower or net negative cash flows from operating activities during the first quarter and proportionally higher or net positive cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:
•	In the U.S., we have historically paid our final income tax payments for each fiscal year on March 15th of the following year, in addition to paying our first quarter payment for the current fiscal year. In the current year we made our first quarter payment for the current fiscal year on April 15th. Prior to 2008 our method of depositing estimated taxes typically delayed a portion of the payment relating to the preceding year until this final payment date and, as a result, tax payments were higher in the first quarter of each year. Due to changes in federal tax law, we believe this will be less significant in future periods.

•	We have management and non-management employee incentive programs that provide for the payment of annual bonuses in the first quarter following the year in which the bonuses were earned.

•	We have agreements with certain suppliers that require us to make minimum annual inventory purchases, in some cases in order to retain exclusive distribution rights, and we have other agreements with suppliers that provide for lower pricing based on annual purchase volumes. We may place a higher volume of purchase orders for inventory during the fourth quarter in order to meet our minimum commitments or realize volume pricing discounts and we receive that inventory in the fourth or first quarters and pay in the first quarter. The specific facts and circumstances that we consider in determining the timing and level of inventory purchases throughout the year related to these agreements may yield inconsistent cash flows from operations, most typically in the first and fourth quarters.
During the nine months ended September 30, 2008, cash decreased by $21.6 million due to changes in operating assets and liabilities, compared to a decrease in the same period of 2007 of $4.6 million, resulting in a year-to-year change of $17.0 million. The increase in cash used by changes in operating assets and liabilities, compared to 2007, was primarily attributable to $14.2 million incremental cash used by accrued expenses and $11.4 million incremental cash used by changes in inventory, partly offset by a decrease of $9.3 million of cash used by decreases in accounts receivable. The incremental cash used to reduce accrued expenses was due to greater relative reductions in employee-related liabilities including management incentive bonuses and the timing of estimated tax payments caused by changes in federal estimated payment rules that became effective in the current year. The incremental cash used by changes in inventory was due primarily to increases in certain instrument inventory, including our Catalyst Dx™ chemistry analyzer, resulting from the launch of the instrument in the first quarter of 2008. This increase was partly offset by decreases in inventory due to the receipt of a lower volume of VetTest® slides from our supplier in 2008 as compared to 2007. The incremental cash provided by decreases in accounts receivable was due to slower sales growth in the first nine months of 2008 compared to the same period of the prior year.
Cash used by investing activities was $74.2 million for the nine months ended September 30, 2008, compared to cash used of $95.2 million for the same period of 2007. The decrease in cash used by investing activities for 2008, compared to 2007, was due to $79.1 million less cash used for business acquisitions and purchases of other assets not comprising businesses, partly offset by a decrease in cash provided by the sale of investments of $35.0 million and incremental purchases of property and equipment of $23.3 million, described below.

We paid $6.8 million to acquire a business and, under separate transactions, to acquire certain intangible assets that did not comprise businesses during the nine months ended September 30, 2008 and recognized liabilities, including contingent liabilities associated with purchase accounting, of $0.3 million, of which $0.1 million was paid in the third quarter of 2008. In January 2008, we acquired substantially all of the assets and assumed certain liabilities of VetLab Laboratorio Veterinario de Referencia, S.L. (“VetLab S.L.”). With operations in Barcelona, Spain, VetLab S.L. is a provider of reference laboratory testing services to veterinarians. We also acquired certain intellectual property and distribution rights associated with a diagnostic test product during the nine months ended September 30, 2008. Additionally, during the nine months ended September 30, 2008 we made purchase price payments of $1.7 million related to the achievement of milestones realized by certain businesses acquired in prior years. During the nine months ended September 30, 2007 we paid $86.1 million and assumed liabilities of $18.0 million, including $8.1 million of deferred tax liabilities associated with purchase accounting to acquire businesses and certain intangible assets that did not comprise businesses. We also made $1.6 million in purchase payments associated with business acquisitions that closed in prior periods during the nine months ended September 30, 2007.
We paid $65.0 million to purchase fixed assets and $0.6 million to acquire rental instruments sold with recourse during the nine months ended September 30, 2008. Our total capital expenditure plan for 2008 is approximately $100 million, which includes approximately $40 million for the renovation and expansion of our headquarters facility in Westbrook, Maine. Our 2008 capital expenditure plan has decreased by approximately $30 million from the level anticipated in our Annual Report on Form 10-K for the year ended December 31, 2007 due to delayed spending on our headquarters facility.
On March 30, 2007, we entered into an unsecured revolving credit facility with a group of multinational banks in the principal amount of $125.0 million that matures on March 30, 2012 (the “Credit Facility”). In February 2008, we increased the aggregate principal amount available under this facility to $200.0 million. The Credit Facility may be used for general corporate purposes, including business acquisitions and repurchases of our common stock. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At September 30, 2008 we were in compliance with the covenants of the Credit Facility. At September 30, 2008 we had $163.9 million outstanding under the Credit Facility, of which $3.9 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. Compared to September 30, 2007, the total amount outstanding under our Credit Facility had increased $86.7 million. Cash received from borrowings was primarily used to repurchase shares of our common stock and to fund acquisitions.
The board of directors has authorized the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to September 30, 2008, we repurchased 35,491,000 shares. Cash used to repurchase shares in the first nine months of 2008 and 2007 was $122.4 million and $99.2 million, respectively. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our employee share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.
Other Commitments, Contingencies and Guarantees
Significant commitments, contingencies and guarantees at September 30, 2008 are consistent with those discussed in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007, except as described below and in Note 3 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
We have amounts committed under open purchase orders of $61.8 million at October 9, 2008. These purchase orders relate to goods or services to be received over the next twelve months.
We have commitments outstanding at September 30, 2008 for additional purchase price payments of up to $7.8 million, of which $0.3 million has been accrued, in connection with acquisitions of businesses and intangible assets prior to September 30, 2008, all of which is contingent on the achievement by certain acquired businesses of specified milestones.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our financial market risk consists primarily of foreign currency exchange rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations are in the U.S., but we distribute our products worldwide both through direct export and through our subsidiaries. Our primary foreign currency transaction risk consists of intercompany sales of product and we attempt to mitigate this risk through our hedging program described below. Our subsidiaries in 17 foreign countries use the local currency as their functional currency. For the nine months ended September 30, 2008, 41% of our revenue was attributable to sales of products and services to customers outside the U.S.
We identify foreign currency exchange risk by regularly monitoring our transactions denominated in foreign currencies. We attempt to mitigate currency risk by hedging the majority of our cash flow on intercompany sales to minimize foreign currency exposure. Currency exposure on large purchases of foreign currency denominated products are evaluated in our hedging program and used as natural hedges to offset hedge requirements.
Our hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the nine months ended September 30, 2008. We enter into forward currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of operations. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.
We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk. At September 30, 2008, we had $4.3 million in net unrealized gains on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $1.9 million in taxes.
Our foreign currency exchange risk at September 30, 2008 consisted of local currency revenues and expenses, the impact of hedge contracts and balances denominated in a currency other than the Company’s or our subsidiaries’ functional currencies. Based on our overall foreign currency exchange risk at September 30, 2008, a 1% strengthening of the U.S. dollar relative to foreign currencies at September 30, 2008 would decrease revenue by approximately $1.0 million in the fourth quarter of 2008. At September 30, 2008, a 1% strengthening of the U.S. dollar relative to foreign currencies, excluding the impact of hedge contracts currently in place, would reduce operating income by approximately $0.5 million in the fourth quarter of 2008. A 1% strengthening of the U.S. dollar relative to foreign currencies, including the impact of hedge contracts currently in place, would reduce operating income by approximately $0.1 million in the fourth quarter of 2008. A 1% weakening of the U.S. dollar relative to foreign currencies would have the exact opposite impact of a 1% strengthening of the U.S. dollar relative to foreign currencies.
For quantitative and qualitative disclosures about market risk affecting IDEXX, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2007.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2008, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On June 30, 2006, Cyntegra, Inc. filed suit against us in the U.S. District Court for the Central District of California alleging that we had violated U.S. federal antitrust laws and California state unfair trade practices laws. The complaint alleged, among other things, that we were monopolizing the U.S. market for companion animal diagnostic products. On October 26, 2007, the trial court granted summary judgment in our favor on all of Cyntegra’s claims and dismissed the suit. Cyntegra appealed this decision to the U.S. Court of Appeals for the Ninth Circuit. Cyntegra filed its opening brief on appeal on May 30, 2008; we filed our opposition brief on July 2, 2008; and Cyntegra filed its reply brief on July 16, 2008. We expect the Court of Appeals to schedule a hearing in mid-2009. Until then, the trial court judgment in our favor remains in place. We will continue to defend ourselves vigorously, as we believe Cyntegra’s claims are without merit.
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

A Weak Economy Could Result in Reduced Demand for Our Products and Services
A substantial percentage of our sales are made to the companion animal veterinary market worldwide. Demand for our companion animal diagnostic products and services is driven in part by the number of pet visits to veterinary hospitals. Economic weakness in our significant markets could cause pet owners to skip or defer visits to veterinary hospitals or could affect their willingness to treat certain pet health conditions or approve certain diagnostic tests. A decline in pet visits to the hospital or in the willingness of pet owners to treat certain health conditions or approve certain tests could result in a decrease in diagnostic testing, and therefore in our sales of diagnostic products and services.
Disruption in Financial and Currency Markets Could Have a Negative Effect on Our Business
As widely reported, financial markets in the U.S., Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intended to address extreme market conditions that include severely restricted credit and declines in real estate values. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of customers and suppliers to obtain financing for significant purchases and operations and could result in a decrease in orders for our products and services. Strengthening of the rate of exchange for the U.S. Dollar against certain major currencies also adversely affects our results. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.
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

Various Government Regulations Could Limit or Delay Our Ability to Market and Sell Our Products
In the U.S., the manufacture and sale of our products are regulated by agencies such as the United States Department of Agriculture (“USDA”), the U.S. Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale in the U.S. Our water testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our pharmaceutical and dairy testing products require approval by the FDA. The manufacture and sale of our OPTI® line of human point-of-care electrolytes and blood gas analyzers are regulated by the FDA and require approval by the FDA before they may be sold commercially in the U.S. The manufacture and sale of our products are subject to similar laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations. In addition, delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.
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

Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results
We face intense competition within the markets in which we sell our products and services. We expect that future competition will become even more intense, and that we will have to compete with changing and improving technologies. Competitors may develop products that are superior to our products, and as a result, we may lose existing customers and market share. Some of our competitors and potential competitors, including large human pharmaceutical and diagnostic companies, have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development, obtaining regulatory approvals and conducting clinical trials than we do.
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
On December 29, 2006, the Drinking Water Inspectorate in the U.K. published a proposal to discontinue the regulation that requires testing water supplies for Cryptosporidium. Subsequently, regulatory changes were approved and will become effective January 1, 2009. Our customers in the U.K. may voluntarily continue to test for Cryptosporidium after that date. However, we expect that beginning in the fourth quarter of 2008 we will lose sales of our Filta-Max® products in England and Wales to customers who test solely based on regulatory requirements. Our sales of Filta-Max® products in England and Wales were $2.8 million for the year ended December 31, 2007.
The European Commission recently approved a proposal to revise the current monitoring regime for BSE in cattle. The monitoring regime is required within the member states of the European Union. The revised regime increases the age at which healthy slaughtered cattle are required to be tested for BSE from 30 months to 48 months, which has been estimated to reduce the population of cattle tested by approximately 30%. The revisions become effective January 1, 2009 and we believe that we are likely to lose a portion of our sales of our post-mortem test for BSE, which were $15.1 million for the year ended December 31, 2007.
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
Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results
For the nine months ended September 30, 2008, 41% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts and natural hedges to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins. Additionally, a strengthening U.S. dollar could negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2008, we repurchased common shares as described below:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

July 1 to July 31, 2008	292,955	$50.31	292,955	4,607,170
August 1 to August 31, 2008	65,600	54.23	65,600	4,541,570
September 1 to September 30, 2008	32,998	55.98	32,200	4,509,370

Total	391,553	$51.44	390,755	4,509,370

Our board of directors has approved the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, and February 13, 2008 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended September 30, 2008, and no repurchase plans expired during the period. Repurchases of 390,755 shares were made during the three months ended September 30, 2008 in open market transactions.
During the three months ended September 30, 2008, we received 798 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

IDEXX LABORATORIES, INC.
/s/ Merilee Raines
Date: October 24, 2008	Merilee Raines
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.