Form 10-K
period 2008-12-31
IDEXX LABORATORIES INC /DE
filed 2009-02-20
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based on the closing sale price on June 30, 2008 of the registrant’s Common Stock as reported by the NASDAQ Global Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,885,293,705. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.
The number of shares outstanding of the registrant’s Common Stock was 59,128,909 on February 12, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Part III—Specifically identified portions of the Company’s definitive proxy statement to be filed in connection with the Company’s 2009 Annual Meeting to be held on May 6, 2009, are incorporated herein by reference.

IDEXX LABORATORIES, INC.
Annual Report on Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements.” Forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements relating to future revenue growth rates, earnings and other measures of financial performance, the effect of economic downturns on our business performance, demand for our products, realizability of assets, future cash flow and uses of cash, future repurchases of common stock, future levels of indebtedness and capital spending, warranty expense, share-based compensation expense, and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this annual report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.
PART I
ITEM 1. BUSINESS
We develop, manufacture and distribute products and provide services primarily for the veterinary and the food and water testing markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our primary products and services are:
•	Point-of-care veterinary diagnostic products, comprising rapid assays and instruments and consumables;
•	Laboratory and consulting services used by veterinarians;
•	Practice information systems and services and digital radiography systems used by veterinarians;
•	Diagnostic and health-monitoring products for production animals;
•	Products that test water for certain microbiological contaminants;
•	Products that test milk for antibiotic residues; and
•	Point-of-care electrolytes and blood gas analyzers used in the human medical diagnostics market.
In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a product under development. Upon completion of this transaction we restructured the remaining pharmaceutical business and realigned the remaining pharmaceutical product lines to other business units. We have also retained certain drug delivery technologies that we will look to utilize in development agreements with pharmaceutical companies. See note 16 to the consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K.
We are a Delaware corporation and were incorporated in 1983. Our principal executive offices are located at One IDEXX Drive, Westbrook, Maine 04092, our telephone number is 207-556-0300, and our Internet address is www.idexx.com. References herein to “we,” “us,” the “Company,” or “IDEXX” include our wholly-owned subsidiaries unless the context otherwise requires. References to our Web site are inactive textual references only and the content of our Web site should not be deemed incorporated by reference into this Form 10-K for any purpose.

We make available free of charge on our Web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we file such information with, or furnish it to, the Securities and Exchange Commission (“SEC”). In addition, copies of our reports filed electronically with the SEC may be accessed on the SEC’s Web site at www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
DESCRIPTION OF BUSINESS BY SEGMENT
During 2008, we operated primarily through three business segments: products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. Financial information about the Dairy and OPTI Medical operating segments and other activities are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. In addition, we maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services that do not align with one of our existing business or service categories. In such situations, the related financial impacts are shown in the “Other” category. In connection with the restructuring of our pharmaceutical business at the end of 2008, we realigned two of our remaining product lines to the Rapid Assay business, which is part of our CAG segment, and realigned the remainder of the business, which comprised one product line and two out-licensing arrangements, to the Other category. Segment information presented for the years ended December 31, 2007 and 2006 has been restated to conform to our presentation of reportable segments for the year ended December 31, 2008. See Note 17 to the consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K for financial information about our segments, including geographic information, and about our product and service categories.
COMPANION ANIMAL GROUP
Instruments and Consumables
We currently market an integrated suite of in-house laboratory analyzers for use in veterinary practices that we refer to as the IDEXX VetLab® suite of analyzers. The IDEXX VetLab® suite includes several instrument systems, as well as associated proprietary consumable products that are described below:
Blood and Urine Chemistry.
We sell two analyzers, the Catalyst Dx™ Chemistry Analyzer and the VetTest® Chemistry Analyzer, that are used by veterinarians to measure levels of certain enzymes and other substances in blood or urine for assistance in diagnosing physiologic conditions. Both instruments use consumables manufactured for IDEXX by Ortho-Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson & Johnson, based on Ortho’s dry slide technology (“dry chemistry slides,” “VetTest® slides,” “Catalyst Dx™ slides” or “slides”). In addition to dry chemistry slides, the Catalyst Dx™ Analyzer also uses electrolyte consumables manufactured by IDEXX at OPTI Medical. Blood tests commonly run on these analyzers include glucose, alkaline phosphatase, ALT (alanine aminotransferase), creatinine, BUN (blood urea nitrogen), and total protein. Tests are sold individually and in prepackaged panels. Both analyzers also run a urine test called urine protein: creatinine ratio, which assists in the detection of early renal disease.
The Catalyst Dx™ Analyzer is our latest generation analyzer, which was launched in the first quarter of 2008. The Catalyst Dx™ analyzer provides significantly improved throughput, ease of use and menu, including the ability to run electrolytes, relative to the VetTest® analyzer. Key ease-of-use features include the ability to run whole blood by way of an on-board centrifuge, the ability to run pre-packaged clips in addition to single chemistry slides and an automated metering system. The Catalyst Dx™ analyzer also has the ability to run automated dilutions, which is an ease-of-use feature both for certain blood chemistries and the test for urine protein: creatinine ratio. The Catalyst Dx™ analyzer allows a veterinarian to run multiple sample types simultaneously; to run different sample types including whole blood, plasma, serum and urine; includes the ability to perform 26 different chemistry and electrolyte parameter tests; and to automatically calculate other parameters and ratios important to blood chemistry analysis.

Our VetLyte® Electrolyte Analyzer measures three electrolytes—sodium, potassium and chloride—to aid in evaluating acid-base and electrolyte balances and assessing plasma hydration.
Our VetStat® Electrolyte and Blood Gas Analyzer measures electrolytes, blood gases, glucose and ionized calcium, and calculates other parameters, such as base excess and anion gap. These measurements aid veterinarians in diagnosing various disease states and evaluating fluid therapy choices and measuring respiratory function. The VetStat® analyzer runs single-use disposable cassettes that contain various configurations of analytes.
Sales of chemistry reagents for use in our installed base of chemistry analyzers provide the majority of consumables volumes and revenues generated from our installed base of IDEXX VetLab® equipment.
Hematology. We sell three hematology analyzers: the LaserCyte® Hematology Analyzer, which uses laser-flow cytometry technology to analyze cellular components of blood, including red blood cells, white blood cells, and platelets (also called a complete blood count (“CBC”)); the Coag Dx™ Analyzer, which permits the detection and diagnosis of blood clotting disorders; and the IDEXX VetAutoread™ Hematology Analyzer, which also provides a CBC.
Quantitative Immunoassay Testing. In the first quarter of 2008, we launched the SNAPshot Dx® Analyzer, which allows the veterinarian to obtain quantitative measurements of total thyroxine (“T4”), cortisol and bile acids, which assist in the evaluation of thyroid, adrenal and liver function. The SNAPshot Dx® Analyzer is designed to significantly improve ease of use, throughput and menu relative to the previous generation IDEXX SNAP® Reader. In 2009, the SNAPshot Dx® Analyzer will also read, interpret and record the results of certain IDEXX rapid assay SNAP® tests, including our feline SNAP® FIV/FeLV Combo Test and canine SNAP® cPL™.
Urinalysis. The IDEXX VetLab® UA™ Analyzer provides rapid, semi-quantitative urinalysis and is validated specifically for veterinary use.
IDEXX VetLab® Station. The IDEXX VetLab® Station (“IVLS”) connects and integrates the information from all the IDEXX VetLab® equipment and thus provides laboratory information management system capability. We sell the IVLS as an integral component of the Catalyst Dx™ and LaserCyte® systems and also as a standalone hardware platform. The IVLS includes a user interface to input patient information, connect with a practice management information system, and to send information to run the individual analyzers. IVLS also generates one integrated patient report; stores, retrieves and analyzes historical patient diagnostics data, including SNAP® test results; and sends and receives information from practice information management systems, including IDEXX Cornerstone® and Better Choice® systems, as well as a wide variety of third-party systems.
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
Our principal single-use tests include canine combination parasite tests called SNAP® 3Dx®, which tests simultaneously for Lyme disease, Ehrlichia canis and heartworm, and SNAP®4Dx®, which additionally tests for Anaplasma phagocytophilum; a canine heartworm-only test; canine tests for parvovirus and pancreatitis; feline combination tests called the SNAP® FIV Antibody/FeLV Antigen Combo Test, which enables veterinarians to test simultaneously for feline immunodeficiency virus (“FIV”) (which is similar to the human AIDS virus) and feline leukemia virus (“FeLV”), and SNAP® Feline Triple, which additionally tests for heartworm; a feline test for FeLV only; and canine and feline tests for Giardia, a parasitic disease. Sales of canine parasite tests, including the heartworm only test, are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practice. We maintain certain patents concerning diagnostic products for FIV that expire beginning in June 2009. See “Part I, Patents and Licenses.”

In addition to our single-use tests, we sell a line of microwell-based test kits, under the PetChek® name, that are used by larger clinics and laboratories to test multiple samples. PetChek® tests offer accuracy, ease of use and provides cost advantages to high-volume customers. We currently sell PetChek® tests for canine heartworm disease, FIV, and FeLV.
Veterinary Reference Laboratory and Consulting Services
We offer commercial veterinary reference laboratory and consulting services to veterinarians in the U.S., Canada, Europe, Australia, Japan, and South Africa. Veterinarians use our services by submitting samples by courier or overnight delivery to one of our facilities. Our laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in companion and production animals. This menu of tests includes a number of specialized and proprietary tests that we have developed that allow practitioners to diagnose increasingly relevant diseases in dogs and cats, including heart disease, pancreatitis and certain infectious diseases.
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
Practice Information Systems and Digital Radiography
Practice Information Systems and Services. We develop, market and sell practice information systems, including hardware and software, that run key functions of veterinary clinics, including patient electronic health records management, scheduling (including boarding and grooming), billing, and inventory management. Our principal system is the Cornerstone® system. We also support several legacy systems installed with our customers, including IDEXX Better Choice®, IDEXX VPM™ and IDEXX VetLINK®. Additionally, we provide software and hardware support to our practice information system customers, and related supplies and services to veterinary practice information system users in general, and we derive a significant portion of our revenues for this product line from ongoing service contracts.
Digital Radiography Systems and Services. Our digital radiography systems capture radiograph images in digital form, replacing traditional x-ray film. Use of digital radiography systems eliminates the need for the film and processor, hazardous chemicals and darkroom required for the production of film images, and provides for image manipulation and enhancement through contrast management. We market and sell three digital radiography systems, the IDEXX-DR™ 1417 and the IDEXX-CR™ 1417 systems for use in the small animal (e.g., dog and cat) veterinary hospital, and the IDEXX EquiView® DR system for use as a portable unit in ambulatory veterinary practices, such as equine practices. Our digital radiography systems use IDEXX-PACS™ and IDEXX EquiView PACS™ picture archiving and communication system (“PACS”) software for the viewing, manipulation, management, storage and retrieval of the digital images generated by the digital capture plate. The PACS software also permits images from our digital radiography systems to be integrated into patients’ medical records in the Cornerstone® system, as well as transferred to other practice information management systems.
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
Our Filta-Max® and Filta-Max xpress® products are used in the detection of Cryptosporidium in water. Cryptosporidium is a parasite that can cause potentially fatal gastrointestinal illness if ingested. Previously, testing of water supplies for Cryptosporidium was mandated by regulation only in England and Wales. Effective January 1, 2009, testing of water supplies for Cryptosporidium is no longer required by regulation in England or Wales. While our customers in these countries may voluntarily continue to test for Cryptosporidium after that date, we expect that beginning in 2009 we will lose sales of Filta-Max® products in England and Wales to customers who have tested solely based on regulatory requirements. Our sales of Filta-Max® products in England and Wales were $2.8 million for the year ended December 31, 2008.
In September 2007, we commenced distribution of certain water testing kits manufactured by Invitrogen Corporation (“Invitrogen”). The Invitrogen kits complement our Cryptosporidium and Giardia testing products.
PRODUCTION ANIMAL SEGMENT
We sell diagnostic tests and related instrumentation that are used to detect a wide range of diseases and to monitor health status in production animals. Our production animal products are purchased primarily by government laboratories and cattle, swine and poultry producers. Our largest product is a post-mortem test for bovine spongiform encephalopathy (“BSE” or “mad cow disease”). The European Commission recently approved a proposal to revise the monitoring regime for BSE in cattle, which increased the age at which healthy cattle to be slaughtered are required to be tested for BSE from 30 months to 48 months. It has been estimated that revisions will reduce the population of cattle tested by approximately 30%. The revision became effective January 1, 2009 and as a result we believe that we will lose a portion of our sales of our post-mortem test for BSE.
OTHER
Dairy
Our principal product for use in testing for antibiotic residue in milk is the SNAP® Beta-Lactam test. Our primary customers are dairy producers and processors worldwide who use our tests for quality assurance of raw milk.
OPTI Medical Systems
We sell OPTI® point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose and ionized calcium, and to calculate other parameters such as base excess and anion gap. These analyzers are used primarily in emergency rooms, operating rooms, cardiac monitoring areas and any locations where time-critical diagnostic testing is performed within the hospital setting. The OPTI® CCA and OPTI® Touch Electrolyte and Blood Gas Analyzers run single-use disposable cassettes that contain various configurations of analytes; the OPTI® R Analyzer runs reusable cassettes in various analyte configurations; and the OPTI® LION Stat Electrolyte Analyzer runs single-use electrolyte cassettes.
Other
We maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services that do not align with one of our existing business or service categories. In such situations, the related financial impacts are shown in the Other category. In connection with the restructuring of our pharmaceutical business at the end of 2008, we realigned one product line and two out-licensing arrangements from the pharmaceutical business to the Other category. The financial impacts of the product line and out-licensing arrangements have been shown in the Other segment for 2008. The segment information for the years ended December 31, 2006 and 2007 has been restated to conform to our presentation of reportable segments for the year ended December 31, 2008.

MARKETING AND DISTRIBUTION
We market, sell and service our products worldwide through our marketing, sales and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands, Spain, Switzerland, Taiwan and the United Kingdom. Sales and marketing expense was $170.0 million, $151.9 million and $115.9 million in 2008, 2007 and 2006, respectively, or 16.6% of sales in 2008, 16.5% of sales in 2007, and 15.7% of sales in 2006.
Generally, we select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. We market our companion animal diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel, and rapid assay test kits and instrument consumables supplied primarily by the distribution channel. Outside the U.S., we sell our companion animal diagnostic products through our direct sales force and, in certain countries, through distributors and other resellers. We sell our reference laboratory services worldwide through our direct sales force. We market our software and digital radiography products through our direct sales force primarily in the U.S. We market our water and food diagnostics products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force. We sell our OPTI® electrolyte and blood gas analyzers both directly and through independent human medical product distributors in the U.S. and sell most of the related consumables through the distribution channel. Outside the U.S., we sell our OPTI® products primarily through distributors and other resellers.
Our largest customers are our U.S. distributors of our products in the CAG segment. One of our CAG distributors, Butler Animal Health Supply, LLC, accounted for 8% of our 2008 and 2007 revenue, 9% of our 2006 revenue, and 5% of our net accounts receivable at December 31, 2008, 2007 and 2006.
RESEARCH AND DEVELOPMENT
Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our business areas. Our research and development expenses, which consist of salaries, employee benefits, materials and consulting costs, were $70.7 million, $67.3 million and $53.6 million, or 6.9% of sales in 2008 and 7.3% of sales in 2007 and 2006.
PATENTS AND LICENSES
We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties.
Important patents and licenses include:
•	An exclusive license from the Regents of the University of California to patents concerning diagnostic products for FIV that expire in June 2009; and other patents covering various reagents, kits and/or immunoassays for detecting FIV antibodies that expire beginning in 2014;
•	Exclusive licenses from Tulane University and the University of Texas to patents and patent applications relating to the detection of Lyme disease that expire beginning in 2019;
•	A patent concerning the Colilert®-18 product that expires in 2014;
•	A patent concerning the Quanti-Tray® product that expires in 2014;
•	A patent that relates to certain methods and kits for simultaneously detecting antigens and antibodies, which covers certain of our SNAP® products, including our canine and feline combination tests, that expires in 2014;
•	An exclusive license from Boehringer Ingelheim to certain patents covering reagents and methods for detecting the PRRS virus that expire beginning in 2012; and
•	An exclusive license from Cornell University to patents covering methods for detecting BVDV that expire beginning in 2017.

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
Significant products supplied by third parties include VetTest® Chemistry Analyzers and consumables, VetAutoread™ Hematology Analyzers and consumables, VetLyte® Electrolyte Analyzers and consumables, Coag Dx™ Analyzers and consumables, and Catalyst Dx™ consumables (other than electrolyte consumables).
VetTest® slides and Catalyst Dx™ chemistry slides are supplied by Ortho under supply agreements that expire in 2025 (the “Ortho Agreements”). We are required to purchase all of our requirements for our current menu of VetTest® slides and Catalyst Dx™ chemistry slides from Ortho to the extent Ortho is able to supply those requirements. In addition, we have committed to minimum annual purchase volumes of certain VetTest® slides and Catalyst Dx™ chemistry slides through 2010.
Other analyzers and consumables are purchased under supply agreements with terms ranging from 1 year to 14 years, which in some cases may be extended at our option. We have minimum purchase obligations under some of these agreements, and our failure to satisfy these obligations may result in loss of some or all of our rights under these agreements.
We purchase certain other products, raw materials and components from a single supplier. These products include certain digital radiography systems and certain components used in our SNAP® rapid assay devices, production animal testing kits, water testing products, and blood analyzers, including our LaserCyte® Hematology Analyzers.
We have in the past been successful in ensuring an uninterrupted supply of products purchased from single source suppliers. However, there can be no assurance that uninterrupted supply can be maintained if these agreements terminate for any reason or our suppliers otherwise are unable to satisfy our requirements for products. See “Part I, Item 1A. Risk Factors.”
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
We compete with many companies ranging from small businesses focused on animal health to large human medical diagnostics companies. Our competitors vary in our different markets. Academic institutions, governmental agencies and other public and private research organizations also conduct research activities and may commercialize products, which could compete with our products, on their own or through joint ventures. Some of our competitors have substantially greater capital, manufacturing, marketing, and research and development resources than we do.

Competitive factors in our different business areas are detailed below:
•	Veterinary diagnostic products and food and water testing products. We compete primarily on the basis of the ease of use, speed, accuracy, quality of the information provided, and other performance characteristics of our products and services (including unique tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, and our pricing relative to the value of our products.
•	Veterinary laboratory and consulting services. In this market, we compete primarily on the basis of quality, consistency of service levels, technology, and our pricing relative to the value of our services. We compete in most geographic locations in North America with Antech Diagnostics, a unit of VCA Antech, Inc.
•	Practice Information Management and Digital Radiography Systems. We compete primarily on the basis of functionality, connectivity to equipment and other systems, performance characteristics, effectiveness of our customer service, information handling capabilities, advances in technologies, and our pricing relative to the value of our products and services.
•	Electrolyte and Blood Gas Analyzers for the human medical diagnostics point-of-care market. In this market we compete primarily with large human medical diagnostics companies such as Radiometer A/S, Siemens Medical Solutions Diagnostics, Instrumentation Laboratory, Abbott Diagnostics, and Roche Diagnostics. We compete primarily on the basis of ease of use, menu, convenience, international distribution and service, instrument reliability, and our pricing relative to the value of our products.
GOVERNMENT REGULATION
Many of our products are subject to comprehensive regulation by U.S. and foreign regulatory agencies that relate to, among other things, product approvals, manufacturing, marketing and promotion, recordkeeping, testing, quality, storage, and product disposal. The following is a description of the principal regulations affecting our businesses.
Veterinary diagnostic products. Diagnostic tests for animal health infectious diseases, including most of our production animal products and our rapid assay products, are regulated in the U.S. by the Center for Veterinary Biologics within the United States Department of Agriculture (“USDA”) Animal and Plant Health Inspection Service (“APHIS”). These products must be approved by APHIS before they may be sold in the U.S. The APHIS regulatory approval process involves the submission of product performance data and manufacturing documentation. Following regulatory approval to market a product, APHIS requires that each lot of product be submitted for review before release to customers. In addition, APHIS requires special approval to market products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval as part of their separate regulatory approvals. However, compliance with an extensive regulatory process is required in connection with marketing diagnostic products in Japan, Germany, the Netherlands and many other countries. We also are required to have a facility license from APHIS to manufacture USDA-licensed products. We have obtained such a license for our manufacturing facility in Westbrook, Maine and our distribution center in Memphis, Tennessee.
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
These instrument systems also are subject to the European Medical Device Directives, which create a single set of medical device regulations for all European Union (“EU”) member countries and require companies that wish to manufacture and distribute medical devices in EU member countries to obtain European Conformity (“CE”) marking for their products.

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
Dairy testing products. Dairy products used in National Conference on Interstate Milk Shipments (“NCIMS”) milk-monitoring programs, are regulated by the FDA. Before products requiring FDA approval can be sold in the U.S., extensive product performance data must be submitted in accordance with an FDA approved protocol administered by AOAC Research Institute (“AOAC RI”). Following approval of a product by the FDA, the product must also be approved by NCIMS, an oversight body that includes state, federal and industry representatives. Our SNAP® Beta-Lactam dairy antibiotic residue testing product has been approved by the FDA and NCIMS. While some foreign countries accept AOAC RI approval as part of their regulatory approval process, many countries have separate regulatory processes.
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
EMPLOYEES
At December 31, 2008, we had approximately 4,700 full-time and part-time employees.
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
•	Developing, manufacturing and marketing innovative new in-house laboratory analyzers such as Catalyst Dx™ and SNAPshot Dx® that drive sales of IDEXX VetLab® instruments, grow our installed base of instruments, and create a recurring revenue stream from consumable products;
•	Developing and introducing new proprietary rapid assay and other diagnostic tests and services that effectively differentiate our products and services from those of our competitors;
•	Achieving the benefits of economies of scale in our worldwide reference laboratory business;
•	Increasing the value to our customers of our companion animal products and services by enhancing the integration of these products;
•	Growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.; and
•	Developing and implementing new technology and licensing strategies; and identifying, completing and integrating acquisitions that enhance our existing businesses or create new business or geographic areas for us.

If we are unsuccessful in implementing some or all of these strategies, our rate of growth or profitability may be negatively impacted.
A Weak Economy Could Result in Reduced Demand for Our Products and Services
A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of pet visits to veterinary hospitals and practices of veterinarians with respect to diagnostic testing. Economic weakness in our significant markets could cause pet owners to skip or defer visits to veterinary hospitals or could affect their willingness to treat certain pet health conditions, approve certain diagnostic tests, or continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests. A decline in pet visits to the hospital, in the willingness of pet owners to treat certain health conditions or approve certain tests, in pet ownership, or in the inclination of veterinarians to recommend certain tests could result in a decrease in diagnostic testing, and therefore in our sales of diagnostic products and services.
Disruption in Financial and Currency Markets Could Have a Negative Effect on Our Business
As widely reported, financial markets in the U.S., Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets adversely affects the ability of customers to obtain financing for significant purchases and operations and could result in a decrease in orders for our products and services. The inability of pet owners to obtain consumer credit could lead to a decline in pet visits to the veterinarian, which could result in a decrease in diagnostic testing. Likewise, a decrease in diagnostic testing could negatively impact the financial condition of the veterinary practices that are our customers, which may inhibit their ability to pay us amounts owed for products delivered or services provided. In addition, although current economic conditions have not impacted our ability to access credit markets and finance our operations, further deterioration in financial markets could adversely affect our access to capital. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.
Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business
Strengthening of the rate of exchange for the U.S. Dollar against the Euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Australian Dollar adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the margins on products manufactured in the U.S. and exported to international markets. In 2008, approximately 24% of IDEXX sales were a result of exports from the U.S.
Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability
We currently purchase many products and materials from single sources or a limited number of sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily or easily replaced by alternative sources. These products include our VetAutoread™ hematology, VetLyte® electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products and LaserCyte® hematology analyzers. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions, delays or discontinuations in product shipments, which could result in our inability to supply the market, which would have a material adverse effect on our results of operations.

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
Various Government Regulations Could Limit or Delay Our Ability to Market and Sell Our Products
In the U.S., the manufacture and sale of our products are regulated by agencies such as the USDA, the FDA and the EPA. Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale in the U.S. Our water testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our dairy testing products require approval by the FDA. The manufacture and sale of our OPTI® line of human point-of-care electrolytes and blood gas analyzers are regulated by the FDA and require approval by the FDA before they may be sold commercially in the U.S. The manufacture and sale of our products are subject to similar laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations. In addition, delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.
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
Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results
We face intense competition within the markets in which we sell our products and services. We expect that future competition will become even more intense, and that we will have to compete with changing and improving technologies. Competitors may develop products that are superior to our products, and as a result, we may lose existing customers and market share. Some of our competitors and potential competitors, including large diagnostic companies, have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development and obtaining regulatory approvals than we do.
Changes in Testing Patterns Could Negatively Affect Our Operating Results
The market for our companion and production animal diagnostic tests and our dairy and water testing products could be negatively impacted by a number of factors. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our production animal products business in particular is subject to fluctuations resulting from changes in disease prevalence. In addition, changes in government regulations could negatively affect sales of our products that are driven by compliance testing, such as our production animal, dairy and water products. Declines in testing for any of the reasons described could have a material adverse effect on our results of operations.
Effective January 1, 2009, testing of water supplies for Cryptosporidium is no longer required by regulation in England or Wales. While our customers in these countries may voluntarily continue to test for Cryptosporidium after that date, we expect that beginning in 2009 we will lose sales of Filta-Max® products in England and Wales to customers who have tested solely based on regulatory requirements. Our sales of Filta-Max® products in England and Wales were $2.8 million for the year ended December 31, 2008.
Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for BSE in the European Union was increased from 30 months to 48 months, which has been estimated to reduce the population of cattle tested by approximately 30%. As a result we believe that we are likely to lose a portion of our sales of our post-mortem test for BSE.
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
Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results
For the year ended December 31, 2008, 40% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and quotas, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts and natural hedges to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins. Additionally, a strengthening U.S. dollar could negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.
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

If Our Quarterly or Annual Results of Operations Fluctuate, This Fluctuation May Cause Our Stock Price to Decline, Resulting in Losses to You
Our prior operating results have fluctuated due to a number of factors, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases, product launches, operating expenditures, litigation and claim-related expenditures; changes in competitors’ product offerings; changes in the economy affecting consumer spending; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors, many of which are beyond our control. If our operating results or projections of future operating results do not meet the expectations of market analysts or investors in future periods, our stock price may fall.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Our worldwide headquarters is located on a 65-acre site in Westbrook, Maine where we occupy a 535,700 square foot building utilized for manufacturing, research and development, marketing, sales and general and administrative support functions.
Additional property ownership and leasing arrangements with approximate square footage, purpose and location are as follows:
Additional Properties Owned:
•	40,000 square feet of office and laboratory space located in the U.S., used for our Veterinary Reference Laboratory and Consulting Services business
•	23,000 square feet of office and laboratory space located in the U.K., used for our Veterinary Reference Laboratory and Consulting Services business
•	13,100 square feet of office and laboratory space located in Canada, used for our Veterinary Reference Laboratory and Consulting Services business
Additional Properties Leased:
•	297,600 total square feet of office and laboratory space located throughout the world, used for our Veterinary Reference Laboratory and Consulting Services business
•	134,800 square feet of office space in Maine for Corporate, Customer Service and IT support services
•	89,400 square feet of industrial space in Tennessee for distribution and warehousing
•	75,000 square feet of industrial space in the Netherlands for distribution and warehousing
•	71,100 square feet of office, manufacturing and warehousing space in Georgia related to our OPTI Medical Systems business
•	69,300 square feet of office and manufacturing space in Wisconsin related to our Practice Information Systems and Services business
•	61,400 total square feet of office and manufacturing space in France, Switzerland and Asia related to our Production Animal business
•	45,800 square feet of office space in the Netherlands which serves as our European headquarters
•	7,600 square feet of office and manufacturing space in the U.K. related to our Water business

We consider that our owned and leased properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on our business.
ITEM 3. LEGAL PROCEEDINGS
On June 30, 2006, Cyntegra, Inc. filed suit against us in the U.S. District Court for the Central District of California alleging that we had violated U.S. federal antitrust laws and California state unfair trade practices laws. The complaint alleged, among other things, that we were monopolizing the U.S. market for companion animal diagnostic products. The plaintiff sought injunctive relief and damages for purported lost sales. On October 26, 2007, the trial court granted summary judgment in our favor on all of Cyntegra’s claims and dismissed the suit. Cyntegra appealed this decision to the U.S. Court of Appeals for the Ninth Circuit. Cyntegra filed its opening brief on appeal on May 30, 2008; we filed our opposition brief on July 2, 2008; and Cyntegra filed its reply brief on July 16, 2008. We expect the Court of Appeals to schedule a hearing in mid-2009. Until then, the trial court judgment in our favor remains in place. We will continue to defend ourselves vigorously, as we believe Cyntegra’s claims are without merit.
From time to time, we are subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
EXECUTIVE OFFICERS OF THE COMPANY
Our executive officers at February 13, 2009 were as follows:

Name	Age	Title

Jonathan W. Ayers	52	Chairman of the Board of Directors, President and Chief Executive Officer
William C. Wallen, PhD	65	Senior Vice President and Chief Scientific Officer
William E. Brown III, PhD	54	Corporate Vice President
Conan R. Deady	47	Corporate Vice President, General Counsel and Secretary
Thomas J. Dupree	40	Corporate Vice President
William B. Goodspeed	50	Corporate Vice President
Ali Naqui, PhD	55	Corporate Vice President
James F. Polewaczyk	45	Corporate Vice President
Johnny D. Powers, PhD	47	Corporate Vice President
Merilee Raines	53	Corporate Vice President, Chief Financial Officer and Treasurer
Michael J. Williams, PhD	41	Corporate Vice President
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

Dr. Wallen has been Senior Vice President and Chief Scientific Officer of the Company since September 2003 and has been leading the Company’s infectious disease product manufacturing operations since December 2008. He led the Company’s pharmaceutical products business from September 2003 until the Company sold certain product lines and restructured that business in 2008. Prior to joining IDEXX, Dr. Wallen held various positions with Bayer Corporation, most recently as Senior Vice President, Research and Development, and Head, Office of Technology for the Diagnostics Division of Bayer Healthcare. From 2001 to 2003, Dr. Wallen served as Senior Vice President and Head of Research, Nucleic Acid Diagnostics Segment; from 1999 to 2001, as Senior Vice President of Research and Development Laboratory Testing Segment; and from 1993 to 1999, as Vice President of Research and Development, Immunodiagnostic and Clinical Chemistry Business Units. Before joining Bayer Corporation, from 1990 to 1993, Dr. Wallen was Vice President, Research and Development at Becton Dickinson Advanced Diagnostics.
Dr. Brown joined IDEXX as Corporate Vice President, Instrument Research and Development and Manufacturing in December 2008. Prior to joining IDEXX, from 1982 to 2007, Dr. Brown held various positions at Abbott Laboratories, Inc., a publicly held, global pharmaceuticals, nutritional and medical products company, most recently as Corporate Officer and Vice President of R&D, Assays and Instrument Systems for the Diagnostic Division.
Mr. Deady has been Corporate Vice President and General Counsel of the Company since 1999 and has been leading the Company’s business development activities since April 2005 and its regulatory function since October 2008. Mr. Deady was Deputy General Counsel of the Company from 1997 to 1999. Before joining the Company in 1997, Mr. Deady was Deputy General Counsel of Thermo Electron Corporation (now Thermo Fisher Scientific Inc.), a provider of analytical and laboratory products and services. Previously, Mr. Deady was a partner at Hale and Dorr LLP (now Wilmer Cutler Pickering Hale and Dorr LLP).
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
Mr. Polewaczyk joined IDEXX as Corporate Vice President in February 2007 and oversees the Company’s Rapid Assay and Digital lines of business. Before joining IDEXX, Mr. Polewaczyk was employed from 2001 at Philips Medical Systems, a subsidiary of Royal Philips Electronics, The Netherlands, as General Manager of their Medical Consumables and Sensors Business. Prior to that, Mr. Polewaczyk spent 15 years at Hewlett-Packard in a variety of senior marketing and product development roles.

Dr. Powers joined IDEXX as Corporate Vice President in February 2009 and oversees the Company’s worldwide reference laboratories business. Prior to joining the Company, Dr. Powers was Vice President responsible for the Cancer Diagnostics business of Becton, Dickinson and Company from 2007 to 2008. Dr. Powers joined Becton Dickinson as a result of its acquisition in 2007 of TriPath Imaging Inc., where he held various positions from 2001 to 2007, most recently serving as President, TriPath Oncology business unit. From 1996 to 2001, Dr. Powers was employed by Ventana Medical Systems, most recently as Vice President and General Manager of Manufacturing Operations. From 1989 to 1996 Dr. Powers was employed by Organon Teknika Corporation in various technical manufacturing roles.
Ms. Raines has been Chief Financial Officer of the Company since October 2003 and Corporate Vice President, Finance of the Company since May 1995. Ms. Raines served as Vice President, Finance from March 1995 to May 1995, Director of Finance from 1988 to March 1995 and Controller from 1985 to 1988.
Dr. Williams has been Corporate Vice President of the Company since September 2006 and General Manager of the Companion Animal Instrument and Consumables business since 2004. Dr. Williams has overseen the OPTI Medical Systems business since its acquisition in January 2007. Dr. Williams was Vice President and General Manager of the Company’s chemistry instruments and consumables business from 2003 to 2004. Prior to joining the Company in 2003, Dr. Williams was a healthcare strategy consultant at McKinsey & Company from 1995 to 2002 and a senior research associate at the Scripps Research Institute from 1992 to 1995.
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
Market Information
Our common stock is quoted on the NASDAQ Global Market under the symbol IDXX. The table below shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the years 2008 and 2007. Information prior to November 26, 2007 has been adjusted to reflect the two-for-one stock split with respect to the Company’s outstanding common stock effective as of such date.

Calendar Year	High	Low

2008
First Quarter	$61.86	$47.45
Second Quarter	55.87	46.71
Third Quarter	63.58	47.88
Fourth Quarter	54.45	24.11

2007
First Quarter	$44.75	$38.85
Second Quarter	48.45	42.82
Third Quarter	59.24	46.96
Fourth Quarter	64.68	53.58
Holders of Common Stock
At February 12, 2009, there were 840 holders of record of our common stock.

Issuer Purchases of Equity Securities
During the three months ended December 31, 2008, we repurchased our shares as described below:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

October 1, 2008 to October 31, 2008	25,000	$32.82	25,000	4,484,370
November 1, 2008 to November 30, 2008	168,417	34.06	168,417	4,315,953
December 1, 2008 to December 31, 2008	103,613	32.49	103,289	4,212,664

Total	297,030	$33.40	296,706	4,212,664

Our board of directors has approved the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, and February 13, 2008 and does not have a specified expiration date. There were no other repurchase plans outstanding during the year ended December 31, 2008, and no repurchase plans expired during the period. Repurchases of 2,640,000 shares were made during the year ended December 31, 2008 in open market transactions.
During the year ended December 31, 2008, we received 24,469 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.
Dividends
We have never paid any cash dividends on our common stock. From time to time our board of directors may consider the declaration of a dividend. However, we have no present intention to pay a dividend.

Stock Performance Graph
This graph compares our total stockholder returns, the Standard & Poor’s (“S&P”) MidCap 400 Health Care Index, the S&P SmallCap 600 Health Care Index and the Total Return Index for the NASDAQ Stock Market (U.S. Companies) prepared by the Center for Research in Security Prices (the “NASDAQ Index”). This graph assumes the investment of $100 on December 31, 2003 in IDEXX’s common stock, the S&P MidCap 400 Health Care Index, the S&P SmallCap 600 Health Care Index and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2003, 2004, 2005, 2006, 2007 and 2008.

	12/31/2003	12/31/2004	12/30/2005	12/29/2006	12/31/2007	12/31/2008

IDEXX Laboratories, Inc.	$100.00	$117.98	$155.53	$171.35	$253.37	$155.92
S&P MidCap 400 Health Care Index	100.00	114.94	135.39	133.83	150.58	100.45
S&P SmallCap 600 Health Care Index	100.00	122.41	135.82	147.40	175.03	125.27
NASDAQ Index	100.00	108.84	111.16	122.11	132.42	63.80

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data of the Company for each of the five years ending with December 31, 2008. The selected consolidated financial data presented below has been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	(in thousands, except per share data)
	2008	2007	2006	2005	2004

INCOME STATEMENT DATA:
Revenue	$1,024,030	$922,555	$739,117	$638,095	$549,181
Cost of revenue	494,264	459,033	359,588	315,195	270,164

Gross profit	529,766	463,522	379,529	322,900	279,017
Expenses:
Sales and marketing	169,956	151,882	115,882	101,990	85,710
General and administrative	116,681	108,119	82,097	64,631	49,870
Research and development	70,673	67,338	53,617	40,948	35,402

Income from operations	172,456	136,183	127,933	115,331	108,035
Interest (expense) income, net	(2,269)	(1,340)	2,817	3,141	3,068

Income before provision for income taxes and partner’s interest	170,187	134,843	130,750	118,472	111,103
Provision for income taxes	54,018	40,829	37,224	40,670	33,165
Partner’s interest in loss of subsidiary	—	—	(152)	(452)	(394)

Net income	$116,169	$94,014	$93,678	$78,254	$78,332

Earnings per share(1):
Basic	$1.94	$1.53	$1.49	$1.20	$1.14
Diluted	1.87	1.46	1.42	1.15	1.09
Weighted average shares outstanding(1):
Basic	59,953	61,560	62,866	65,043	68,428
Diluted	62,249	64,455	65,907	68,109	71,601

Dividends paid	$—	$—	$—	$—	$—

BALANCE SHEET DATA:
Cash and investments	$78,868	$60,360	$96,666	$132,731	$156,959
Working capital	60,598	82,271	177,520	192,679	201,640
Total assets	765,437	702,179	559,560	490,676	514,237
Total debt	156,479	78,683	7,125	551	1,810
Stockholders’ equity	438,194	438,323	409,861	369,010	397,660

(1)	Share and per share amounts originally reported for 2006, 2005 and 2004 have been adjusted as appropriate to reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on November 26, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of Segments. During 2008, we operated primarily through three business segments: products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. Financial information about the Dairy and OPTI Medical operating segments and other activities are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. We added the OPTI Medical operating segment in connection with our acquisition of substantially all of the assets and assumption of certain liabilities of the Critical Care Division of Osmetech plc in January 2007.

In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a product under development and subsequently restructured the remaining pharmaceutical business. In connection with this restructuring, we realigned two of our remaining product lines to the Rapid Assay business, which is part of our CAG segment, and realigned the remainder of the business, which comprised one product line and two out-licensing arrangements, to the Other category. In addition, we maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services that do not align with one of our existing business or service categories. In such situations, the related financial impacts are shown in the Other category.
The segment information for the years ended December 31, 2007 and 2006 has been restated to conform to our presentation of reportable segments for the year ended December 31, 2008. Previously, financial information related to the product lines realigned to Rapid Assay and the product line and out-licensing arrangement realigned to Other were included in the pharmaceutical business and reported in the CAG segment. See Note 17 to the consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K for financial information about our segments, including geographic information, and about our product and service categories.
Items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses, a portion of share-based compensation expense, interest income and expense, and income taxes. We allocate most of our share-based compensation expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company. In our segment disclosure of gross profit, operating expenses and operating income, these amounts are shown under the caption “unallocated amounts.”
Impact of Distribution Channel on Results of Operations. Because our instrument consumables and rapid assay products are sold in the U.S. and certain other geographies by distributors, distributor purchasing dynamics have an impact on our reported sales of these products. Distributors purchase products from us and sell them to veterinary practices, who are the end users. Distributor purchasing dynamics may be affected by many factors and may be unrelated to underlying end-user demand for our products. As a result, fluctuations in distributors’ inventories may cause reported results in a period not to be representative of underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue growth.
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
Companion Animal Group
In the CAG segment, we believe we have developed a strategic advantage over companies with more narrow product or service offerings. The breadth and complementary nature of our products and services give us scale in sales and distribution, permit us to offer integrated disease-management solutions that leverage the advantages of both point-of-care and outside laboratory testing, and facilitate the flow of medical and business information in the veterinary practice by connecting practice information software systems with reference laboratory test data, in-clinic test data from our IDEXX VetLab® suite of analyzers, and radiographic data in the IDEXX-PACS™ and IDEXX EquiView PACS™ software taken by our digital radiography systems.

Instruments and Consumables. Our strategy in our IDEXX VetLab® instrument business is to provide veterinarians with an integrated set of instruments that, individually and together, provide superior diagnostic information in the clinic, enabling veterinarians to practice better medicine and, in doing so, achieve their practice economic objectives, including growth and profitability. We derive substantial revenues and margins from the sale of consumables that are used in these instruments. The principal instruments used by veterinarians for in-clinic diagnostic testing are chemistry and hematology analyzers. In addition we sell instruments used for endocrinology, blood gas, electrolytes, urinalysis, and blood coagulation testing. Our IDEXX VetLab® Station is an in-clinic laboratory information management system that records and integrates patient diagnostic information from our analyzers for better practice management. Additionally, we offer extended maintenance agreements in connection with the sale of our instruments.
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
Our Catalyst Dx™ analyzer is our latest generation chemistry analyzer, which was launched in the first quarter of 2008. In addition, we sell and have an active installed base of approximately 30,000 VetTest® Chemistry Analyzers, with substantially all of our revenues from that product line currently derived from consumables sales. We continue to place VetTest® instruments through sales, lease, rental and other programs. A substantial portion of 2008 Catalyst Dx™ analyzer placements have been made at veterinary clinics that already own our VetTest® Chemistry Analyzer. As we continue to experience growth in sales of Catalyst Dx™ analyzers and the related consumables, we expect to see a decline in the sales of VetTest® consumables. Based on projections of future sales volume and the average unit price of consumables used in the Catalyst Dx™ and VetTest® analyzers, we do not expect a future shift to Catalyst Dx™ consumables to significantly impact gross margin. We do however expect near-term downward pressure on gross margin percentage due to higher relative instrument placement revenues as compared to consumable sales with continued penetration of the Catalyst Dx™ analyzer. Our long-term success in this area of our business is dependent upon new customer acquisition, customer retention and customer utilization of existing and new assays introduced on these instruments. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of blood and urine chemistry testing for a variety of diagnostic purposes.
We purchase the chemistry consumables, other than electrolyte slides, used in our Catalyst Dx™ and VetTest® chemistry analyzers from Ortho under a supply agreement that continues through 2025. This supply agreement provides us with a long-term source of slides at costs that improve annually through 2010, and also improve over the term of the agreement as a result of increasing volume.
Our principal hematology analyzer is the LaserCyte® Hematology Analyzer, and in addition we sell the VetAutoread™ Hematology Analyzer. A substantial portion of LaserCyte® placements have been made at veterinary clinics that already own our VetAutoread™. Although we have experienced growth in sales of hematology consumables, LaserCyte® consumable sales have been partly offset by declines in sales of VetAutoread™ consumables. Because the gross margin percentage of LaserCyte® consumables exceeds the gross margin percentage of the VetAutoread™ consumables, gross margin from hematology consumables is expected to increase with continued penetration of the LaserCyte® Hematology Analyzer.
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

Rapid Assay Products. Our rapid assay business consists primarily of single-use kits for point-of-care testing and, to a limited degree, microwell-based kits for laboratory testing for canine and feline diseases and conditions. Our rapid assay strategy is to develop, manufacture, market and sell proprietary tests that address important medical needs for particular diseases prevalent in the companion animal population. We seek to differentiate our tests through superior performance, including by providing our customers with proprietary combination tests that test a single sample for multiple analytes. Where alternative point-of-care offerings exist, we seek to differentiate our tests with superior performance. As in our other lines of business, we also seek to differentiate our products through superior customer service. These products carry price premiums over competitive products that we believe do not offer equivalent performance and diagnostic capabilities, and which we believe do not include a similar level of support. We further augment our product development and customer service efforts with sales and marketing programs that enhance medical awareness and understanding regarding our target diseases and the importance of diagnostic testing. We also seek to enhance efficiency and test result capture by providing our customers the ability to have rapid assay tests read and results recorded into the patient record by our SNAPshot Dx® Analyzer. This functionality is currently available for quantitative measurements of total thyroxine (“T4”), cortisol and bile acids, which assist in the evaluation of thyroid, adrenal and liver function, respectively. We are currently developing this functionality across our canine and feline family of rapid assay products.
Veterinary Reference Laboratory and Consulting Services. We believe that more than half of all diagnostic testing by U.S. veterinarians is done at outside reference laboratories such as our IDEXX Reference Laboratories. In markets outside the U.S., in-clinic testing is less prevalent and an even greater percentage of diagnostic testing is done in reference laboratories. We attempt to differentiate our laboratory testing services from those of our competitors primarily on the basis of quality, customer service, technology employed and specialized test menu. Revenue growth in this business is achieved both through increased sales at existing laboratories and through the acquisition of new customers, including through laboratory acquisitions, customer list acquisitions and opening new laboratories. In 2006, we acquired laboratories in the U.S., South Africa, and Canada and acquired a veterinary laboratory customer list in the U.S. In 2007, we acquired laboratories in the U.S. and Canada and acquired veterinary laboratory customer lists in the U.S., Switzerland, and United Kingdom. In 2008, we acquired a laboratory in Spain and acquired certain intellectual property and distribution rights associated with a diagnostic test product. Profitability of this business is largely the result of our ability to achieve efficiencies from both volume and operational improvements. New laboratories that we open typically will operate at a loss until testing volumes reach a level that permits profitability. Acquired laboratories frequently operate less profitably than our existing laboratories and those laboratories may not achieve profitability comparable to our existing laboratories for several years while we implement operating improvements and efficiencies. Therefore, in the short term, new and acquired reference laboratories generally will have a negative effect on the operating margin of the laboratory and consulting services business.
Practice Information Systems and Digital Radiography. These businesses consist of veterinary practice information systems including hardware and software and veterinary-specific digital radiography systems. Our strategy in the practice information systems business is to provide superior total software and hardware integrated information solutions, backed by superior customer support and education, to allow the veterinarian to practice better medicine and achieve the practice’s business objectives. We differentiate our software systems through enhanced functionality and ease of use. Our veterinary-specific digital radiography systems allow veterinarians to capture digital radiographs with ease and without the use of hazardous chemicals. The digital radiography systems also incorporate IDEXX-PACS™ and IDEXX EquiView PACS™ picture archiving and communication software developed by IDEXX that allows for image enhancement, manipulation, storage and retrieval, and integration with the practice information software. Our strategy in digital radiography is to offer a system that provides superior image quality and software capability at a competitive price, backed by the same customer support provided for our other products and services in the Companion Animal Group.
Water
Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers are primarily water utilities, government laboratories and private certified laboratories to whom strong relationships and customer support are very important. International sales of water testing products represented 48% of total water product sales in 2008, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for regulatory testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program under which we are seeking regulatory approvals in a number of countries, primarily in Europe.

Production Animal Segment
We develop, manufacture, market and sell a broad range of tests for various cattle, swine and poultry diseases and conditions, and have an active research and development and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated at a later time. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can fluctuate. In 2008, approximately 85% of our sales in this business were international. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described above that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”
Other
Dairy. Our strategy in the dairy testing business is to develop, manufacture and sell antibiotic residue testing products that satisfy applicable regulatory requirements for testing of milk by processors and producers and provide reliable field performance. The manufacture of these testing products leverage, almost exclusively, the SNAP® platform as well as the production equipment of our rapid assay business, incorporating customized reagents for antibiotic detection. In 2008, approximately 77% of our sales in this business were international. To successfully increase sales of dairy testing products, we believe that we need to increase penetration in geographies outside the U.S. and in the processor segment of the dairy market, defend our share of the farm segment of the dairy market, and to develop product line enhancements and extensions.
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
OPTI Medical Systems also supplies our VetStat® Electrolyte and Blood Gas Analyzer, an instrument and consumable system that is a member of the IDEXX VetLab® suite for the veterinary market. In addition, OPTI Medical Systems provides the electrolyte module and dry slide reagents that make up the electrolyte testing functionality of the Catalyst Dx™ analyzer. Our strategy in the OPTI Medical Systems business for the veterinary market is to utilize this unit’s know-how, intellectual property and manufacturing capability to continue to expand the menu and instrument capability of the VetStat® and Catalyst Dx™ platforms for veterinary applications.
Other. We have developed certain proprietary technology that we believe may have application in areas that do not align with one of our existing business or service categories. Our strategy is to out-license these technologies to partners that are best positioned to complete the development and commercialization of products utilizing these technologies. To the extent we are successful in doing so, we may receive one-time or recurring payments based on the achievement of development or sales milestones. Our ability to succeed in this area of our business depends on our ability to attract and retain qualified scientific personnel to develop proprietary products or technology and our ability to identify suitable third parties to complete the commercialization of these technologies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2008 describes the significant accounting policies used in preparation of these consolidated financial statements.
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

IDEXX Points. Customers can earn points based on their participation in certain customer programs and making qualifying purchases related to those programs. Points may then be applied against the purchase price for IDEXX products and services purchased in the future or applied to trade receivables due to us. As points are redeemed we recognize the benefit of points expected to expire, or breakage, using historical forfeiture rates. On November 30 of each year, unused points earned before January 1 of the prior year expire and any variance from the breakage estimate is accounted for as a change in estimate.
Within our overall IDEXX Points program, our two most significant customer programs are Practice Developer® and SNAP® up the SavingsTM (“SUTS”), both of which are offered only to North American customers. For the years ended December 31, 2008, 2007 and 2006, we recorded revenue reductions of $7.7 million, $6.8 million and $5.1 million, respectively, related to our Practice Developer® program and $4.0 million, $4.3 million and $4.9 million, respectively, related to our SUTS program. At December 31, 2008, 2007 and 2006, the total accrued revenue reductions were $15.2 million, $15.1 million and $14.0 million, respectively. Following is a summary of changes in the accrual for estimated revenue reductions attributable to IDEXX Points customer programs and incentive offerings in total and individually for our Practice Developer® and SUTS programs, for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

IDEXX Points
Balance, beginning of the year	$10,364	$8,982	$6,119
Issuance of points for Practice Developer® program(1)	7,527	6,574	4,810
Issuance of points for SNAP® up the Savings™ program(1)	3,603	4,703	5,010
Issuance of points for other programs(1)	1,624	4,855	3,099
Breakage	(694)	(352)	(76)
Actual points redeemed	(12,518)	(14,398)	(9,980)
Exchange impact on balances denominated in foreign currency	(101)	—	—

Balance, end of year	$9,805	$10,364	$8,982

Practice Developer®
Balance, beginning of the year	$1,590	$1,417	$1,026
Current provision related to current period	7,704	6,799	5,089
Current provision (benefit) related to prior periods	(183)	(52)	112
Issuance of points for Practice Developer® program(1)	(7,527)	(6,574)	(4,810)
Exchange impact on balances denominated in foreign currency	(16)	—	—

Balance, end of year	$1,568	$1,590	$1,417

SNAP® up the Savings™
Balance, beginning of the year	$1,155	$1,429	$1,422
Current provision related to current period	3,998	4,334	4,936
Current provision related to prior periods	13	95	81
Issuance of points for SNAP® up the Savings™ program(1)	(3,603)	(4,703)	(5,010)

Balance, end of year	$1,563	$1,155	$1,429

Other Customer Programs
Balance, beginning of the year	$1,998	$2,184	$1,416
Current provision related to current period	4,066	6,031	5,236
Current benefit related to prior periods	(258)	(85)	(169)
Issuance of points for other programs(1)	(1,624)	(4,855)	(3,099)
Actual credits issued	(1,820)	(1,357)	(1,228)
Exchange impact on balances denominated in foreign currency	(115)	80	28

Balance, end of year	$2,247	$1,998	$2,184

(1)	Practice Developer®, SNAP® up the Savings™ and certain other customer program liabilities are settled through the issuance of IDEXX Points.

Practice Developer®. Our Practice Developer® program is a Companion Animal Group awards program that permits customers to earn points by purchasing quarterly minimums in certain product and service categories, including IDEXX Reference Laboratories services, Catalyst Dx™ and VetTest® slides, VetTest® SNAP® Reader reagents, LaserCyte® and VetAutoread™ tubes, Feline and Canine SNAP® tests, and service and maintenance agreements. The accrued revenue reduction is calculated each quarter based on sales to end users during the quarter by either us or our distributors and on our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter.
SUTS. SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) points under the IDEXX Points program awarded quarterly throughout the SUTS program year (which ends on August 31) based on total purchase volume of qualified SNAP® products during the year. Under the SUTS program, commencing September 1, 2008, customers receive a 5% rebate of their purchase price if they purchase a minimum volume of products, either from us or our distributors. We cannot be certain what percentage of customers will purchase the minimum volume of products until that program year has ended. At the beginning of the program year, we develop an estimate of the percentage of customers that we expect to meet the minimum purchase threshold over the program period based on program enrollee purchasing patterns, historical experience with similar programs, current sales trends, and marketing analysis. The percentage of customers expected to meet the minimum purchase threshold is adjusted quarterly during the program year based on our experience with the program and finalized when the program year ends in August. The 5% revenue reduction is calculated quarterly based on the applicable gross sales during the period, at end-user prices, and the estimated percentage of end users that are expected to meet the minimum purchase threshold by the end of the program year. The accrued revenue reduction also includes our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter.
If the estimated percentage of customers expected to meet the minimum purchase threshold required to receive the 5% rebate under the SUTS program were to increase or decrease by 5%, we would be required to further reduce revenue or increase revenue, respectively, by $0.1 million.
Doubtful accounts receivable. We recognize revenue only in those situations where collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Account balances are charged off against the allowance when we believe the receivable will not be recovered. Write-offs of customer accounts during the years ended December 31, 2008, 2007 and 2006, were $0.7 million, $1.0 million and $0.6 million, respectively.
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
LaserCyte® Hematology Analyzer. At December 31, 2008 and 2007, $2.9 million and $2.7 million, respectively, of inventory associated with our LaserCyte® hematology instrument required rework before it could be used to manufacture finished goods, which was net of $2.2 million and $1.7 million, respectively, of write-downs for inventory estimated to be obsolete. We determined write-downs based on our estimate of the costs to rework inventory compared to replacement cost and the probability of success, primarily based on historical experience. We expect to fully realize our net investment in this inventory. However, if we are unsuccessful reworking this inventory, if we revise our judgment of our ability to successfully rework inventory due to new experience in reworking this inventory, or if we alter the design of this product, we may be required to write off some or all of the remaining associated inventory.

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
We assess goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate an impairment may exist, in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” For impairment testing, the fair values of the reporting units that include goodwill are estimated using a discounted cash flow approach. The cash flows used contain our best estimates, using appropriate and customary assumptions and projections at the time. Changes in forecast cash flows or the discount rate would affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. However, at December 31, 2008 a 25% decrease in the current estimated fair value of any of our reporting units would not result in a goodwill impairment charge for any of our reporting units that include goodwill. No impairments were identified as a result of the annual or event-driven reviews during the years ended December 31, 2008, 2007 or 2006.
During 2008, we sold certain pharmaceutical product lines and pharmaceutical assets that qualified as a business. The pharmaceutical business had $13.7 million of related goodwill, of which we wrote off approximately $7.2 million that was allocated to the product lines sold based on their respective fair values. Fair values were estimated using a discounted cash flow approach. A substantial portion of the remaining goodwill is associated with products that have been licensed to third parties and is included in our “Other” segment. Realization of this goodwill is dependant upon the success of those third parties in developing and commercializing products, which will result in our receipt of royalties and other payments.
We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. No impairments were identified during the years ended December 31, 2008 or 2006.
During 2007, we recognized an impairment charge to write off a prepaid royalty license of $1.0 million associated with Navigator® paste. We also recognized a related inventory write-down and the circumstances are described in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K. Based on our changed estimates of product availability and estimated future demand and market conditions, we determined that we would not realize our investment in prepaid royalties and, therefore, fully expensed this asset. No other impairments were identified during the year ended December 31, 2007.
Share-Based Compensation
We adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) on January 1, 2006. Beginning in 2006, we modified our share-based employee compensation programs to shift from the grant of stock options and employee stock purchase rights only to the grant of a mix of restricted stock units and stock options, along with employee stock purchase rights. There were no modifications to the terms of outstanding options, restricted stock units or deferred stock units during 2008, 2007 or 2006.

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
We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants and other relevant factors. Lower estimated volatility reduces the fair value of an option. The total fair value of options awarded during the year ended December 31, 2008 ($6.7 million) would have increased or decreased by approximately 7% if the stock price volatility assumption were increased or decreased by 10% to 27.5% or 22.5%, respectively. The total cost recognized for options awarded during the year ended December 31, 2008 would have increased or decreased by $0.1 million if the stock price volatility assumption were increased or decreased by 10% to 27.5% or 22.5%, respectively.
To develop the expected term assumption for option awards, we previously elected to use the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms. Beginning in January 2008, we derive the expected term assumption for options based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. The expected term for future awards will be determined using a consistent method. Longer expected term assumptions increase the fair value of option awards, and therefore increase the expense recognized per award. The total fair value of options awarded during the year ended December 31, 2008 ($6.7 million) would have increased or decreased by approximately 12% if the expected term assumption were increased or decreased by one year, respectively. The total cost recognized for options awarded during the year ended December 31, 2008 would have increased or decreased by $0.2 million if the expected term assumption were increased or decreased by one year, respectively.
We determine the assumptions to be used in the valuation of option grants as of the date of grant. As such, we may use different assumptions during the year if we grant options at different dates. The weighted average of the valuation assumptions used to determine the fair value of each option grant is as follows:

	For the Year Ended December 31,
	2008	2007	2006

Expected stock price volatility	25%	29%	30%
Expected term, in years	4.9	5.0	5.0
Risk-free interest rate	2.6%	4.7%	4.6%
Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors, and compensation expense is adjusted for actual results. Share-based compensation costs for the year ended December 31, 2008 were $10.2 million, which is net of a reduction of $1.8 million for actual and estimated forfeitures. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of share-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense.
The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the years ended December 31, 2008, 2007 and 2006 totaled $18.7 million, $18.2 million and $11.9 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at December 31, 2008, before consideration of estimated forfeitures, was $30.9 million. We estimate that this cost will be reduced by approximately $3.1 million related to forfeitures. The weighted average remaining expense recognition period is approximately 2 years.

Income Taxes
We recognize a current tax liability or asset for current taxes payable or refundable, respectively, and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.
The future tax benefit arising from net deductible temporary differences and tax carryforwards, net of valuation allowances, was $7.5 million and $15.4 million at December 31, 2008 and 2007, respectively. We believe that our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A reduction of net income before taxes in each subsidiary equal to 5% of revenue, compared to the corresponding reported amounts for the year ended December 31, 2008, would not result in the recognition of incremental valuation allowances except in two subsidiaries where a 5% reduction could result in our recording a valuation allowance of $1.1 million for those subsidiaries.
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
Our net deductible temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax asset would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of one percentage point in our anticipated U.S. state income tax rate would cause us to increase our net deferred tax asset balance by $0.4 million. This increase in the net deferred asset would increase net income in the period that our rate was adjusted. Likewise, a decrease of one percentage point to our anticipated U.S. state income tax rate would have the opposite effect.
We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made.
We consider certain operating earnings of non-United States subsidiaries to be indefinitely invested outside the U.S. The cumulative earnings of these subsidiaries were $155.6 million at December 31, 2008. No provision has been made for U.S. federal and state, or international taxes that may result from future remittances of these undistributed earnings of non-United States subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. For the operating earnings not considered to be indefinitely invested outside the United States we have accrued taxes on a current basis.
We record a liability for uncertain tax provisions in accordance with FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements under SFAS No. 109, “Accounting for Income Taxes” and prescribes a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. This comprehensive model requires us to assess all tax positions against a more likely than not standard. We record tax benefits for only those positions that we believe will more likely than not be sustained. For positions that we believe that it is more likely than not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. As of December 31, 2008 our net liability for uncertain tax positions was $6.9 million, which includes interest expense and penalties.

RESULTS OF OPERATIONS
Twelve Months Ended December 31, 2008 Compared to Twelve Months Ended December 31, 2007
Revenue
Total Company. Revenue increased $101.5 million, or 11%, to $1.024 billion for the year ended December 31, 2008. Incremental sales from businesses acquired subsequent to January 1, 2007 contributed 1% to revenue growth. These acquisitions consisted primarily of veterinary reference laboratories and customer lists in Canada, the United States and Europe; a production animal diagnostic products business in France; and the Critical Care Division of Osmetech plc, which we refer to as OPTI Medical. The favorable impact of currency exchange rates contributed 1% to revenue growth. The following table presents revenue by operating segment:

For the Year Ended December 31,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency (1)	Acquisitions (2)	Effect

CAG	$834,056	$750,449	$83,607	11.1%	1.0%	0.8%	9.3%
Water	74,469	66,235	8,234	12.4%	0.3%	—	12.1%
PAS	80,762	75,085	5,677	7.6%	4.8%	2.7%	0.1%
Other	34,743	30,786	3,957	12.9%	2.8%	2.9%	7.2%

Total	$1,024,030	$922,555	$101,475	11.0%	1.3%	0.9%	8.8%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the year ended December 31, 2007 to the year ended December 31, 2008.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the year ended December 31, 2008 compared to the year ended December 31, 2007 from businesses acquired subsequent to January 1, 2007.
Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Year Ended December 31,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency (1)	Acquisitions (2)	Effect

Instruments and consumables	$318,533	$289,271	$29,262	10.1%	1.0%	—	9.1%
Rapid assay products	146,867	133,508	13,359	10.0%	0.9%	—	9.1%
Laboratory and consulting services	288,244	255,193	33,051	13.0%	1.5%	2.5%	9.0%
Practice information systems and digital radiography	61,291	53,385	7,906	14.8%	(0.2%)	—	15.0%
Pharmaceutical products	19,121	19,092	29	0.2%	—	(2.5%)	2.7%

Net CAG revenue	$834,056	$750,449	$83,607	11.1%	1.0%	0.8%	9.3%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the year ended December 31, 2007 to the year ended December 31, 2008.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the year ended December 31, 2008 compared to the year ended December 31, 2007 from businesses acquired subsequent to January 1, 2007.

The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from veterinary reference laboratory businesses acquired subsequent to January 1, 2007.
Instruments and consumables revenue increased due to higher consumables sales volumes for most of our analyzers and higher average unit sales prices, primarily on slides that are sold for use in our chemistry analyzers. Additionally, increased revenue was also due to higher instrument sales volumes, due primarily to sales of recently launched instruments, including Catalyst Dx™ chemistry analyzers and SNAPshot Dx® analyzers, which we began shipping to customers in the first quarter of 2008, and sales of Coag Dx™ blood coagulation analyzers, which we began shipping to customers in the fourth quarter of 2007. The increase in volumes due to the placement of recently launched instruments was partly offset by a decrease in sales of most of our other IDEXX VetLab® instruments, due primarily to increased market penetration and a shift in focus of our sales team to our newer instruments. We anticipate that in future periods as we continue to penetrate the market with our next-generation chemistry analyzer, Catalyst Dx™, sales of our VetTest® chemistry analyzers will decline. The lower sales of our other IDEXX VetLab® instruments was also due to lower average unit sales prices, due largely to increased promotional discounting. Higher instrument service revenue was due to the increase in number of instruments covered under service contracts as we continue to increase our active installed base of instruments.
Sales volumes of consumables in the U.S. and Canada in the first half of 2007 benefited from temporary additional diagnostic testing volume related to the recall of certain pet foods in March 2007. We believe that the recall resulted in a higher than usual number of pet visits to veterinary clinics in North America in the first and second quarters of 2007. We estimate that this event negatively impacted year-over-year growth in sales of instruments and consumables for the year ended December 31, 2008 by approximately 1%. The impact from changes in distributors’ inventory levels reduced reported instruments and consumables revenue growth by 1%.
The increase in practice-level sales of rapid assay products was due to both higher average unit sales prices and higher sales volumes. Higher average unit sales prices were due primarily to the impact of price increases of certain canine and feline combination tests and, to a lesser extent, less promotional discounting in connection with our SNAP® up the Savings™ and other customer programs and higher relative sales of canine combination test products versus single assay test products. We expect that the rate of end users’ conversion from canine heartworm-only tests to combination test products will slow in future periods, which will decelerate the rate of increase in average unit sales prices. Increased volume was due primarily to increased U.S. practice-level sales of our canine combination test products, such as the SNAP® 4Dx®, and the July 2007 launch of SNAP® cPL™, our test for pancreatitis in dogs. The favorable impacts on rapid assay sales noted above were partly offset by a decrease in the volume of sales of products under our distribution agreement with Agen Biomedical Limited. The impact from changes in distributors’ inventory levels reduced reported rapid assay revenue growth by 2%.
The increase in sales of laboratory and consulting services resulted from higher testing volume and the impact of price increases. As discussed above, the first half of 2007 benefited from temporary additional diagnostic testing volume resulting from the March 2007 pet food recall. We estimate that this event negatively impacted year-over-year growth in laboratory and consulting services revenue for the year ended December 31, 2008 by approximately 1%.
The increase in sales of practice information management systems and digital radiography resulted primarily from higher sales volumes of companion animal radiography systems, partly offset by lower sales of equine radiography systems, lower average unit prices for companion animal radiography systems, and lower sales of Cornerstone® practice information management systems.
Revenue from the sales of pharmaceutical products was unchanged as the higher average unit sales price of PZI VET®, our insulin product for the treatment of diabetic cats, was offset by lower sales volumes of Acarexx® and SURPASS® pharmaceutical products. As discussed above, in a series of transactions in the fourth quarter of 2008, we sold a substantial portion of our pharmaceutical assets and product lines and therefore will not have meaningful pharmaceutical product revenue in 2009 or future years. We have retained certain intellectual property and licenses for developed products as well as certain less significant product lines, which have been reassigned to other business units. See note 16 to the consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K.

Water. Revenue for Water increased $8.2 million, or 12%, to $74.5 million for the year ended December 31, 2008 from $66.2 million for the same period of the prior year. The increase resulted primarily from higher sales volume, partly offset by lower average unit sales prices due to higher relative sales in geographies where products are sold at lower average unit sales prices. Higher sales volumes were attributable to the increased sales of our Colilert® products, used to detect total coliforms and E. coli in water, and the commencement in September 2007 of distribution of certain water testing kits manufactured by Invitrogen, which increased reported Water revenue growth by 5%.
Production Animal Segment. Revenue for PAS increased $5.7 million, or 8%, to $80.8 million for the year ended December 31, 2008 from $75.1 million for the same period of the prior year. The increase in revenue resulted from increased sales volume and the favorable impact from currency exchange rates, which contributed 5% to PAS revenue growth, partly offset by lower average unit sales prices. The increase in volume resulted primarily from higher livestock diagnostics sales, including sales attributable to Institut Pourquier, a France-based manufacturer of production animal diagnostic products that we acquired in March 2007. The year-over-year growth in sales of Pourquier products contributed 3% to PAS revenue growth. The decrease in average unit sales prices was due primarily to a reduction in average price for our post-mortem test for BSE.
Other. Revenue for Other operating units increased $4.0 million, or 13%, to $34.7 million for the year ended December 31, 2008 from $30.8 million for the same period of the prior year due primarily to higher sales volume of our OPTI Medical consumable products and, to a lesser extent, higher sales volume of Dairy SNAP® antibiotic residue tests. The favorable impact of currency exchange rates contributed 3% to the increase in revenue from Other operating units.
Gross Profit
Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Year Ended December 31,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$412,199	49.4%	$362,162	48.3%	$50,037	13.8%
Water	47,052	63.2%	41,656	62.9%	5,396	13.0%
PAS	55,005	68.1%	46,728	62.2%	8,277	17.7%
Other	15,131	43.6%	12,455	40.5%	2,676	21.5%
Unallocated amounts	379	N/A	521	N/A	(142)	(27.3%)

Total Company	$529,766	51.7%	$463,522	50.2%	$66,244	14.3%

Companion Animal Group. Gross profit for CAG increased $50.0 million, or 14%, to $412.2 million for the year ended December 31, 2008 from $362.2 million for the same period of the prior year due to increased sales volume in all CAG product and service lines, except the pharmaceutical business, and to an increase in the gross profit percentage to 49% from 48%. The gross profit percentage in 2007 was unfavorably impacted by the write-off of pharmaceutical inventory and of a prepaid royalty related to our Navigator® product, as discussed below, which favorably impacted the comparison of current year gross profit percentage to prior year gross profit percentage by 1%. The increase in the 2008 gross profit percentage was also due to the favorable impact of foreign currency rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expenses; lower cost of slides that are sold for use in our chemistry analyzers; and higher average unit sales prices on canine combination test products. These favorable items were partly offset by higher relative sales of lower margin laboratory and consulting services and IDEXX VetLab® instruments, and also by higher manufacturing costs of our instruments, including our Catalyst Dx™ Chemistry Analyzer, for which we have not yet achieved economies of scale.

During 2007 we recognized a write-down of NTZ raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator® paste. We wrote down these assets because the third-party contract manufacturer of finished goods notified us that it would discontinue manufacturing the product in 2009. Additionally, product sales were lower than projected. We believed that we would not be able to enter into a replacement manufacturing arrangement on economically feasible terms and that we would not be able to obtain the product after termination of the existing manufacturing arrangement because the estimated production volume was low. Accordingly, we evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. Additionally, because of lower sales volume estimates and the reduced product life, we determined that we would not realize our related investment in prepaid royalties and, therefore, fully expensed this asset. In the fourth quarter of 2008, we cancelled our supply agreement for NTZ and sold our remaining raw material inventory back to the supplier for $2.0 million, payable in monthly installments of $25,000 through December, 2010 with the remaining balance then due. We will recognize these payments in our results of operations when they are received due to uncertain collectibility.
Water. Gross profit for Water increased $5.4 million, or 13%, to $47.1 million for the year ended December 31, 2008 from $41.7 million for the same period of the prior year due primarily to increased sales volume. Gross profit percentage remained approximately constant at 63% as lower overall costs of manufacturing and the favorable impact of foreign currency rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expense, were offset by the impact of greater relative sales of lower margin products, consisting primarily of water testing kits manufactured by Invitrogen that we began distributing in September 2007; discrete costs incurred as a result of discontinuing a project to qualify a second source supplier for certain products; and higher relative sales in geographies where products are sold at lower unit prices.
Production Animal Segment. Gross profit for PAS increased $8.3 million, or 18%, to $55.0 million for the year ended December 31, 2008 from $46.7 million for the same period of the prior year due to increased sales volume and to an increase in the gross profit percentage to 68% from 62%. The increase in the gross profit percentage was due primarily to the impact of foreign currency exchange rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expenses and, to a lesser extent, higher relative sales of higher margin livestock diagnostic tests; the impact of revenue recognized in 2008 on shipments prior to January 1, 2008 to a customer for which we recognize revenue on the cash basis of accounting due to uncertain collectibility; and the favorable settlement of a royalty liability. The gross profit percentage in 2007 was negatively affected by 1% as a result of purchase accounting for inventory acquired with the Pourquier business. These favorable impacts were partly offset by the impact of lower average unit sales prices.
Other. Gross profit for Other operating units increased $2.7 million, or 21%, to $15.1 million for the year ended December 31, 2008 from $12.5 million for the same period of the prior year due primarily to increased sales volume and to an increase in the gross profit percentage to 44% from 41%. The increase in the gross profit percentage was due primarily to the impact of foreign currency exchange rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expenses. The gross profit percentage in 2008 also improved due to an initial payment under a royalty-bearing license agreement related to certain intellectual property. Under this agreement we received an initial payment and are entitled to receive a total of $3.3 million in future milestone payments in addition to royalties based on future product sales. Milestone payments will be included in our results of operations upon achievement of each of the milestones. These favorable impacts were partly offset by higher relative sales of lower margin products.

Operating Expenses and Operating Income
Total Company. The following tables present operating expenses and operating income by operating segment:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$282,579	33.9%	$261,877	34.9%	$20,702	7.9%
Water	15,722	21.1%	14,809	22.4%	913	6.2%
PAS	33,245	41.2%	31,272	41.6%	1,973	6.3%
Other	13,576	39.1%	11,452	37.2%	2,124	18.5%
Unallocated amounts	12,188	N/A	7,929	N/A	4,259	53.7%

Total Company	$357,310	34.9%	$327,339	35.5%	$29,971	9.2%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

CAG	$129,620	15.5%	$100,285	13.4%	$29,335	29.3%
Water	31,330	42.1%	26,847	40.5%	4,483	16.7%
PAS	21,760	26.9%	15,456	20.6%	6,304	40.8%
Other	1,555	4.5%	1,003	3.3%	552	55.1%
Unallocated amounts	(11,809)	N/A	(7,408)	N/A	(4,401)	(59.4%)

Total Company	$172,456	16.8%	$136,183	14.8%	$36,273	26.6%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$143,644	17.2%	$128,593	17.1%	$15,051	11.7%
General and administrative	93,008	11.2%	87,179	11.6%	5,829	6.7%
Research and development	45,927	5.5%	46,105	6.1%	(178)	(0.4%)

Total operating expenses	$282,579	33.9%	$261,877	34.9%	$20,702	7.9%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due, in part, to expanded worldwide sales and marketing and the addition of customer service headcount. To a lesser extent, the impact of exchange rates on foreign currency denominated expenses and increased spending on customer support systems also contributed to the increase in sales and marketing expense. These increases were partly offset by lower overall spending on commissions and distributor incentives and marketing programs.
The increase in general and administrative expense resulted primarily from higher spending on corporate support functions; incremental expenses associated with businesses acquired subsequent to January 1, 2007, comprised mainly of administrative expenses of a recurring nature to support the acquired businesses and amortization expense for intangible assets acquired; the unfavorable impact of exchange rates on foreign currency denominated expenses; and, to a lesser extent, increased bad debt expense and higher personnel costs due, in part, to increased headcount. These increases were partly offset by the absence of non-recurring costs incurred in 2007 related to acquisitions.
The decrease in research and development expense resulted primarily from a decrease in product development spending due to the completion of the development of our next-generation chemistry analyzer, Catalyst Dx™, and our new quantitative immunoassay platform, SNAPshot Dx®, both of which we began shipping to customers in the first quarter of 2008, and to lower external consulting costs related to our pharmaceuticals product line. These decreases were largely offset by higher personnel costs to support development initiatives related primarily to IDEXX VetLab® instrumentation, rapid assay and digital radiography products.

Water. The following table presents Water expenses by functional area:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$7,504	10.1%	$6,791	10.3%	$713	10.5%
General and administrative	5,674	7.6%	5,532	8.4%	142	2.6%
Research and development	2,544	3.4%	2,486	3.8%	58	2.3%

Total operating expenses	$15,722	21.1%	$14,809	22.4%	$913	6.2%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due primarily to expanded headcount and, to a lesser extent, the impact of exchange rates on foreign currency denominated expenses. The increase in general and administrative expense resulted primarily from increased headcount and costs incurred in connection with the termination of a supply agreement, partly offset by a decrease in bad debt expense. The increase in research and development expense resulted primarily from an increase in professional fees and increased headcount, partly offset by the absence in 2008 of costs incurred in 2007 related to a regulatory study conducted to support a new test for drinking water.
Production Animal Segment. The following table presents PAS operating expenses by functional area:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$12,982	16.1%	$12,234	16.3%	$748	6.1%
General and administrative	12,416	15.4%	11,347	15.1%	1,069	9.4%
Research and development	7,847	9.7%	7,691	10.2%	156	2.0%

Total operating expenses	$33,245	41.2%	$31,272	41.6%	$1,973	6.3%

The increase in sales and marketing expense resulted primarily from the impact of exchange rates on foreign currency denominated expenses and, to a lesser extent, increased personnel and personnel-related costs and incremental activities associated with the Pourquier business, which was acquired in March 2007. These unfavorable impacts were partly offset by costs incurred in 2007 associated with terminating a distribution agreement, which favorably impacted the comparison of current year sales and marketing expense to prior year, and by increased recruiting costs associated with the increase in headcount. The increase in general and administrative expense resulted primarily from increased personnel costs, the impact of exchange rates on foreign currency denominated expenses and incremental costs associated with the acquisition of the Pourquier business, which are comprised mainly of administrative expenses of a recurring nature to support the acquired business and amortization expense for intangible assets. These increases were partly offset by lower overall spending on corporate support function expenses. The increase in research and development expense resulted primarily from increased headcount and the impact of exchange rates on foreign currency denominated expenses, partly offset by a decrease in spending on research and development supplies and on third-party consulting firms used to conduct research.
Other. Operating expenses for Other operating units increased $2.1 million to $13.6 million for the year ended December 31, 2008 due primarily to higher spending on corporate support function expenses, increased personnel costs, partly due to increased headcount, and to incremental expenses related to OPTI Medical, which was acquired in January 2007. These increases were partly offset by a reduction in deferred compensation liability related to a deferred compensation plan assumed in the Opti Medical acquisition. The deferred compensation liability is determined based on the value of the investments in an underlying consolidated trust. The unrealized loss on the marketable securities in the trust is recorded through other comprehensive income.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $4.3 million to $12.2 million for the year ended December 31, 2008 due primarily to increased corporate research and development spending on software and systems research and development related to integration of our veterinary product and service offerings. To a lesser extent, the increase in operating expenses was also attributable to the sale of our Acarexx® and SURPASS® pharmaceutical products and a product that was under development, and the subsequent restructuring of the remaining pharmaceutical business. We recognized a loss on the transaction and restructuring of approximately $1.5 million, of which $1.1 million was recorded in general and administrative expense, $0.3 million was recorded in sales and marketing expense and $0.1 million was recorded in research and development expense in 2008.
Interest Income and Interest Expense
Interest income was $2.3 million for the year ended December 31, 2008 compared to $2.8 million for the same period of the prior year. The decrease in interest income was due to lower effective interest rates, partly offset by higher average invested cash balances.
Interest expense was $4.6 million for the year ended December 31, 2008 compared to $4.2 million for the same period of the prior year. The increase in interest expense was due primarily to higher borrowings under our revolving credit facility, partly offset by lower effective interest rates on outstanding debt balances and incremental capitalized interest.
Provision for Income Taxes
Our effective income tax rate was 31.7% for the year ended December 31, 2008 and 30.3% for the year ended December 31, 2007. The increase in tax rate is primarily attributable to several non-recurring items. First, we wrote off non-deductible goodwill related to the pharmaceutical product lines sold in the fourth quarter of 2008. Additionally, the increase in tax rate was impacted by certain non-recurring items that favorably impacted the tax rate for the year ended December 31, 2007, including the reduction of deferred tax liabilities due to a change in international tax rate and the recognition of state tax benefits resulting from the completion of an audit in 2007. These items were partly offset by tax benefits related to a reduction in international deferred tax liabilities in 2008 and the 2007 reduction of deferred tax assets due to changes in statutory income tax rates for jurisdictions in which we operate.
We anticipate recognizing approximately $1.4 million of income tax benefits in 2009 that have not been recognized at December 31, 2008 in accordance with FIN 48. The income tax benefits are primarily due to the lapse in the statute of limitations for various foreign and state tax jurisdictions.

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

For the Year Ended December 31,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	Acquisitions (2)	Effect

CAG	$750,449	$604,341	$146,108	24.2%	2.7%	6.0%	15.5%
Water	66,235	58,466	7,769	13.3%	3.5%	—	9.8%
PAS	75,085	58,940	16,145	27.4%	7.4%	12.4%	7.6%
Other	30,786	17,370	13,416	77.2%	3.4%	82.7%	(8.9%)

Total	$922,555	$739,117	$183,438	24.8%	3.2%	7.6%	14.0%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the year ended December 31, 2006 to the year ended December 31, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the year ended December 31, 2007 compared to the year ended December 31, 2006 from businesses acquired subsequent to January 1, 2006.
Companion Animal Group. Revenue for CAG increased $146.1 million, or 24%, to $750.4 million for the year ended December 31, 2007 from $604.3 million for the prior year. Incremental sales from veterinary reference laboratory businesses and customer-related assets and from intellectual property and distribution rights of a veterinary diagnostics business acquired subsequent to January 1, 2006 contributed 6% to CAG revenue growth. The favorable impact of currency exchange rates contributed 3% to the increase in CAG revenue. The following table presents revenue by product and service category for CAG:

For the Year Ended December 31,
							Percentage
							Change Net of
					Percentage	Percentage	Acquisitions
Net Revenue			Dollar	Percentage	Change from	Change from	and Currency
(dollars in thousands)	2007	2006	Change	Change	Currency (1)	Acquisitions (2)	Effect

Instruments and consumables	$289,271	$242,312	$46,959	19.4%	3.5%	—	15.9%
Rapid assay products	133,508	115,481	18,027	15.6%	0.8%	1.5%	13.3%
Laboratory and consulting services	255,193	187,114	68,079	36.4%	3.4%	18.4%	14.6%
Practice information systems and digital radiography	53,385	44,427	8,958	20.2%	1.5%	—	18.7%
Pharmaceutical products	19,092	15,007	4,085	27.2%	—	—	27.2%

Net CAG revenue	$750,449	$604,341	$146,108	24.2%	2.7%	6.0%	15.5%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the year ended December 31, 2006 to the year ended December 31, 2007.

(2)	Represents the percentage change in revenue attributed to incremental revenues during the year ended December 31, 2007 compared to the year ended December 31, 2006 from businesses acquired subsequent to January 1, 2006.

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

Other. Revenue for Other operating units increased $13.4 million, or 77%, to $30.8 million for the year ended December 31, 2007 from $17.4 million for the prior year due primarily to incremental revenue attributable to OPTI Medical, which was acquired in January 2007.
Gross Profit
Total Company. Gross profit increased $84.0 million, or 22%, to $463.5 million for the year ended December 31, 2007 from $379.5 million for the prior year. As a percentage of total revenue, gross profit decreased to 50% from 51%.
During 2007, we recognized a write-down of NTZ raw materials inventory of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator®, which resulted in an unfavorable impact of 1.1% of total company gross profit for the year ended December 31, 2007. These write-downs are included in cost of product revenue in the consolidated statement of operations.
Share-based compensation expense of $0.7 million was included in cost of revenue for the year ended December 31, 2007, compared to $1.1 million for the prior year. Beginning in 2007, we have allocated share-based compensation expense to the operating segments based on headcount and other personnel data. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which was categorized as “unallocated amounts.” Share-based compensation expense was not allocated to our operating segments in 2006. Therefore, the total company share-based compensation expense was categorized as “unallocated amounts” for the year ended December 31, 2006.
The following table presents gross profit and gross profit percentage by operating segment:

For the Year Ended December 31,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$362,162	48.3%	$297,072	49.2%	$65,090	21.9%
Water	41,656	62.9%	38,441	65.7%	3,215	8.4%
PAS	46,728	62.2%	38,654	65.6%	8,074	20.9%
Other	12,455	40.5%	7,033	40.5%	5,422	77.1%
Unallocated amounts	521	N/A	(1,671)	N/A	2,192	N/A

Total Company	$463,522	50.2%	$379,529	51.3%	$83,993	22.1%

Companion Animal Group. Gross profit for CAG increased $65.1 million, or 22%, to $362.2 million for the year ended December 31, 2007 from $297.1 million for the prior year due primarily to increased sales volume across the CAG product and service lines, partly offset by a decrease in gross profit percentage to 48% from 49%. The write-down of pharmaceutical inventory and the related prepaid royalty impairment charge, discussed above, resulted in an unfavorable impact of 1.4% of CAG revenue. Greater relative sales of lower margin products and services, such as laboratory and consulting services and IDEXX VetLab® instruments, also contributed to the decrease in the gross profit percentage. These unfavorable impacts were partly offset by higher relative sales of our canine combination test product, SNAP® 4Dx® and, to a lesser extent, all other CAG product and service lines, except in the Digital Radiography business; lower cost of slides that are sold for use in VetTest® Chemistry Analyzers; and the favorable impact of foreign currency rates on sales denominated in those currencies, net of foreign exchange hedge contract losses.
Water. Gross profit for Water increased $3.2 million, or 8%, to $41.7 million for the year ended December 31, 2007 from $38.4 million for the prior year due to higher sales volume, partly offset by a decrease in the gross profit percentage to 63% from 66%. The decrease in gross profit percentage was due primarily to higher manufacturing costs; lower average unit sales prices, and greater relative sales of lower margin products, which was primarily due to the lower gross margin earned on certain water testing kits manufactured by Invitrogen that we began distributing in September 2007.

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
Other. Gross profit for Other operating units increased $5.4 million, or 77%, to $12.5 million for the year ended December 31, 2007 from $7.0 million for the prior year due primarily to incremental revenue attributable to OPTI Medical, which resulted in incremental gross profit for the Other operating units. Excluding the acquisition of OPTI Medical, the gross profit percentage was 39% for the year ended December 31, 2007 compared to 41% for the prior year. The decrease in the gross profit percentage was due to lower average unit sales prices for certain Dairy products and higher manufacturing and distribution costs, partly offset by the favorable impact of the effect of foreign currency rates on sales denominated in those currencies.
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

The following tables present operating expenses and operating income by operating segment:

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$261,877	34.9%	$197,239	32.6%	$64,638	32.8%
Water	14,809	22.4%	12,679	21.7%	2,130	16.8%
PAS	31,272	41.6%	22,482	38.1%	8,790	39.1%
Other	11,452	37.2%	4,254	24.5%	7,198	169.2%
Unallocated amounts	7,929	N/A	14,942	N/A	(7,013)	(46.9%)

Total Company	$327,339	35.5%	$251,596	34.0%	$75,743	30.1%

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

CAG	$100,285	13.4%	$99,833	16.5%	$452	0.5%
Water	26,847	40.5%	25,762	44.1%	1,085	4.2%
PAS	15,456	20.6%	16,172	27.4%	(716)	(4.4%)
Other	1,003	3.3%	2,779	16.0%	(1,776)	(63.9%)
Unallocated amounts	(7,408)	N/A	(16,613)	N/A	9,205	55.4%

Total Company	$136,183	14.8%	$127,933	17.3%	$8,250	6.4%

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

For the Year Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2007	Revenue	2006	Revenue	Change	Change

Sales and marketing	$128,593	17.1%	$98,748	16.3%	$29,845	30.2%
General and administrative	87,179	11.6%	60,267	10.0%	26,912	44.7%
Research and development	46,105	6.1%	38,224	6.3%	7,881	20.6%

Total operating expenses	$261,877	34.9%	$197,239	32.6%	$64,638	32.8%

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
RECENT ACCOUNTING PRONOUNCEMENTS
A discussion of recent accounting pronouncements is included in Note 3(q) to the consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our credit facilities. At December 31, 2008 and December 31, 2007, we had $78.9 million and $60.4 million, respectively, of cash and cash equivalents and working capital of $60.6 million and $82.3 million, respectively. Additionally, at December 31, 2008, we had borrowing availability under our revolving credit facility of $48.8 million. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our credit facility will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the foreseeable future. We further believe that we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. However, based on the current credit market, the interest rates and financial covenants obtained may be less favorable than historical interest rates and the interest rates and financial covenants available to us under our current credit facilities.

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
The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2008	2008	2008	2008	2007

Days sales outstanding	41.9	42.3	39.9	42.6	39.4
Inventory turns	2.0	1.9	2.1	2.0	2.3
Sources and Uses of Cash
Cash generated by operating activities was $143.3 million for the year ended December 31, 2008, compared to $135.1 million for the same period in 2007. We historically have experienced proportionally lower or net negative cash flows from operating activities during the first quarter and proportionally higher or net positive cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:
•	In the U.S., we have historically paid our final income tax payments for each fiscal year on March 15th of the following year. Additionally, we would deposit our first quarter estimated tax payment for the current fiscal year at the same time. In the current year we paid our final income tax payment for 2007 in the first quarter of 2008. However, we did not make our first quarter estimated payment related to 2008 until the second quarter of 2008. Additionally, due to changes in federal tax law in 2008, we paid substantially all of our final payment related to 2008 in the fourth quarter of 2008. As a result, prior to 2008, tax payments were higher in the first quarter of each year. We believe the timing of cash payments for taxes will be more evenly distributed in future periods.

•	We have management and non-management employee incentive programs that provide for the payment of annual bonuses in the first quarter following the year for which the bonuses were earned.

•	We have agreements with certain suppliers that require us to make minimum annual inventory purchases, in some cases in order to retain exclusive distribution rights, and we have other agreements with suppliers that provide for lower pricing based on annual purchase volumes. We may place a higher volume of purchase orders for inventory during the fourth quarter in order to meet our minimum commitments or realize volume pricing discounts and we receive that inventory in the fourth or first quarters and pay in the first quarter. The specific facts and circumstances that we consider in determining the timing and level of inventory purchases throughout the year related to these agreements may yield inconsistent cash flows from operations, most typically in the first and fourth quarters.
Net income for the year ended December 31, 2008 increased $22.2 million to $116.2 million from $94.0 million for the prior year. The total of net income and net non-cash charges was $176.8 million for the year ended December 31, 2008, compared to $136.1 million for the same period in 2007, resulting in a year-to-year increase of $40.7 million. The increase is due to an additional $12.0 million in net income as adjusted for the write down of Navigator® inventory and the associated royalty license impairment and noncash items of $28.7 million. The changes in noncash adjustments are primarily due to an increase in our provision for deferred income taxes of $14.7 million and an increase in depreciation and amortization expense of $7.7 million for the year ended December 31, 2008 as compared to 2007. The increase in the provision for deferred income taxes is primarily due to the 2007 deferral of a tax deduction for the write-down of Navigator® inventory until 2008 and bonus depreciation taken for tax purposes in the current year. The increase in depreciation and amortization expense is primarily due to incremental spending on computer hardware at the end of 2007. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about the Navigator® inventory write-down.

During the twelve months ended December 31, 2008, cash decreased by $33.5 million due to changes in operating assets and liabilities, compared to a decrease in the same period of 2007 of $1.0 million, resulting in incremental cash used of $32.5 million. The increase in cash used by changes in operating assets and liabilities, compared to 2007, was primarily attributable to $36.2 million incremental cash used to pay down accounts payable and accrued expenses and $13.2 million incremental cash used by changes in inventory, partly offset by $15.3 million less cash used by changes in accounts receivable. The incremental cash used to reduce accrued expenses was due to greater relative reductions in employee-related liabilities including management incentive bonuses and the timing of estimated tax payments caused by changes in federal estimated payment rules that became effective in the current year. The incremental cash used by changes in inventory was due primarily to increases in certain instrument inventory, including the Catalyst Dx™ Chemistry Analyzer and the SNAPshot Dx® Analyzer, resulting from the launch of the instruments in the first quarter of 2008. The incremental cash provided by decreases in accounts receivable was due to slower sales growth during the year ended December 31, 2008 compared to the same period of the prior year.
Cash used by investing activities was $91.6 million for the year ended December 31, 2008, compared to cash used of $121.1 million for the same period of 2007. The decrease in cash used by investing activities for 2008, compared to 2007, was largely due to $81.2 million less cash used for business acquisitions and intangible assets, which are described below, partly offset by incremental purchases of property and equipment of $24.1 million and $35.0 million less cash provided by the sale of investments.
We paid $6.8 million in cash to acquire a business and, under separate transactions, to acquire certain intangible assets that did not comprise businesses during the year ended December 31, 2008 and recognized liabilities of $0.3 million, of which $0.1 million was paid in 2008. See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our acquisitions of businesses.
We paid $89.2 million to purchase fixed assets during the year ended December 31, 2008. Our total capital expenditures for 2008 included $38.9 million towards the renovation and expansion of our primary facility in Westbrook, Maine, which included $1.0 million in capitalized interest. We preliminarily project additional capital spending of approximately $35 million during 2009 through 2011 to complete this project, with approximately $16 million of the projected spending expected in 2009.
In January 2007, we entered into an unsecured short-term revolving credit facility with a bank in the principal amount of $125.0 million that matured on June 30, 2007. On March 30, 2007, we refinanced this short-term facility by entering into an unsecured revolving credit facility with four multinational banks that matures on March 30, 2012 (the “Credit Facility”). In February 2008, we increased the aggregate principal amount available under our Credit Facility to $200.0 million and added a fifth bank to the syndication. The Credit Facility may be used for general corporate purposes, including repurchases of our common stock and business acquisitions. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank offered rate (the “LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (the “CDOR”), dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At December 31, 2008, our ratio of debt to earnings before interest, taxes, depreciation and amortization was less than 1-to-1. At December 31, 2008, we had $150.6 million outstanding under the Credit Facility at a weighted-average interest rate of 2.3%. At December 31, 2007, we had $72.2 million outstanding under the Credit Facility at a weighted-average interest rate of 5.4%. Our availability under the Credit Facility was further reduced at December 31, 2008 by $0.6 million for a letter of credit issued related to our workers’ compensation policy which commenced January 1, 2009. Of the total amount outstanding at December 31, 2008 and 2007, $6.6 million and $5.1 million, respectively, was borrowed by our Canadian subsidiary and denominated in Canadian dollars.

The board of directors has authorized the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to December 31, 2008, we repurchased 35,787,000 shares. Cash used to repurchase shares during the years ended December 31, 2008 and 2007 was $132.3 million and $118.4 million, respectively. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our employee share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 14 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.
Other Commitments, Contingencies and Guarantees
Under our workers’ compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident and aggregate claim liability based on payroll for each year. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized expenses of $0.7 million, $0.3 million, $0.9 million, $0.5 million, $0.9 million, and $0.8 million for claims incurred during the years ended December 31, 2008 through 2003, respectively. Claims incurred during the years ended December 31, 2008 and 2007 are relatively new and significant additional healthcare and wage indemnification costs could arise from those claims. Our liability for claims incurred during the years ended December 31, 2008 and 2007 could exceed our estimates and we could be liable for up to $2.5 million and $0.9 million, respectively, in excess of the expense we have recognized. For the four years ended on or prior to December 31, 2006, based on our retained claim liability per incident and our aggregate claim liability, our maximum liability at December 31, 2008 is $1.6 million in excess of the amounts deemed probable and previously recognized. In connection with these policies, we have outstanding letters of credit totaling $2.0 million to the insurance companies as security for these claims. We also have $0.6 million of outstanding letters of credit at December 31, 2008 related to our workers’ compensation policy, which commenced on January 1, 2009.
We have commitments outstanding at December 31, 2008 for additional purchase price payments of up to $7.7 million, of which $0.2 million has been accrued, in connection with acquisitions of businesses and intangible assets during the current and prior periods, all of which are contingent on the achievement by certain acquired businesses of specified milestones.
We are contractually obligated to make the following payments in the years below:

(in thousands)	Total	2009	2010–2011	2012–2013	After 2013

Long-term debt obligations (1)	$6,908	$1,091	$2,181	$2,181	$1,455
Operating leases	62,198	11,442	17,914	12,944	19,898
Purchase obligations (2)	85,305	73,205	4,600	2,000	5,500
Minimum royalty payments	10,657	1,671	3,180	2,171	3,635
Other long-term liabilities (3)	3,598	527	1,468	825	778

Total contractual cash obligations	$168,666	$87,936	$29,343	$20,121	$31,266

(1)	Long-term debt amounts include interest payments associated with long-term debt.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchase transactions. Of this amount, $55.3 million represents amounts committed under purchase orders and $13.8 million represents our minimum purchase obligation under our VetTest® supply agreement with Ortho.

(3)	Other long-term liabilities are liabilities that are reflected on our consolidated balance sheet in this Annual Report on Form 10-K and include accrued sabbatical leave. These liabilities do not reflect unrecognized tax benefits of $5.9 million and deferred compensation liabilities of $1.4 million as the timing of recognition is uncertain. Refer to Note 10 of the consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K for additional discussion on unrecognized tax benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our financial market risk consists primarily of foreign currency exchange rate risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations are in the U.S., but we distribute our products worldwide both through direct export and through our subsidiaries. Our primary foreign currency transaction risk consists of intercompany sales of product and we attempt to mitigate this risk through our hedging program described below. Our subsidiaries in 17 foreign countries use the local currency as their functional currency. For the year ended December 31, 2008, 40% of our revenue was attributable to sales of products and services to customers outside the U.S.
The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize some natural hedges to mitigate our transaction and commitment exposures. Corporate policy prescribes the range of allowable hedging activity. We enter into exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Market gains and losses are deferred in other current assets or accruals, as appropriate, until the contract matures, which is the period when the related obligation is settled. We primarily utilize forward exchange contracts with durations of less than 18 months.
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
Our hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2008. We enter into forward currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statement of operations. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.
We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk. The notional amount of foreign currency contracts to hedge forecasted intercompany sales outstanding at December 31, 2008 and 2007 was $97.7 million and $122.1 million, respectively. At December 31, 2008, we had $6.8 million in net unrealized gains on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $3.1 million in taxes.
Our foreign currency exchange risk at December 31, 2008 consisted of local currency revenues and expenses, the impact of hedge contracts and balances denominated in a currency other than the Company’s or our subsidiaries’ functional currencies. A 10% strengthening of the U.S. dollar relative to foreign currencies, including the impact of hedge contracts currently in place, would reduce operating income by approximately $7.2 million in 2009. A 10% weakening of the U.S. dollar relative to foreign currencies would have the exact opposite impact of a 10% strengthening of the U.S. dollar relative to foreign currencies.
We are subject to interest rate risk to the extent that the LIBOR increases or the CDOR increases. Borrowings under our Credit Facility bear interest in the range from 0.375% to 0.875% above the LIBOR or the CDOR, dependent on our consolidated leverage ratio, and are outstanding from one to six months. Borrowings outstanding at December 31, 2008 were $150.6 million at a weighted-average interest rate of 2.3%. All borrowings outstanding at December 31, 2008 matured one month from the date of the borrowing. An increase in the LIBOR or the CDOR of 1% would increase interest expense by approximately $1.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2008, our chief executive officer and chief financial officer have concluded that, at the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.
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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we conclude that, at December 31, 2008, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting at December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Certifications
The certifications with respect to disclosure controls and procedures and internal control over financial reporting of the Company’s chief executive officer and chief financial officer are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to Directors is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance” and “Election of Directors” in the Company’s definitive proxy statement with respect to its 2009 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Corporate Governance – Director Compensation,” and “Compensation Committee Report” in the Company’s definitive proxy statement with respect to its 2009 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation and Related Information” and “Ownership of Common Stock by Directors and Officers” in the Company’s definitive proxy statement with respect to its 2009 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Party Transactions,” “Executive Compensation and Related Information – Employment Agreements” and “Corporate Governance – Director Independence” in the Company’s definitive proxy statement with respect to its 2009 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Auditors’ Fees” in the Company’s definitive proxy statement with respect to its 2009 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
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

IDEXX LABORATORIES, INC.
	By:	/s/ Jonathan W. Ayers
Date: February 20, 2009		Jonathan W. Ayers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan W. Ayers Jonathan W. Ayers	President, Chief Executive Officer and Chairman of the Board of Directors	February 20, 2009

/s/ Merilee Raines Merilee Raines	Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 20, 2009

/s/ Thomas Craig Thomas Craig	Director	February 20, 2009

/s/ Errol B. De Souza, PhD Errol B. De Souza, PhD	Director	February 20, 2009

/s/ William T. End William T. End	Director	February 20, 2009

/s/ Rebecca M. Henderson, PhD Rebecca M. Henderson, PhD	Director	February 20, 2009

/s/ Barry C. Johnson, PhD Barry C. Johnson, PhD	Director	February 20, 2009

/s/ Brian P. McKeon Brian P. McKeon	Director	February 20, 2009

/s/ Robert J. Murray Robert J. Murray	Director	February 20, 2009

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions and compensated absences in 2007.
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
February 20, 2009

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$78,868	$60,360
Accounts receivable, less reserves of $2,093 and $1,742 in 2008 and 2007, respectively	111,498	108,384
Inventories	115,926	98,804
Deferred income tax assets, net	21,477	23,606
Other current assets	28,121	14,509

Total current assets	355,890	305,663
Property and equipment, net	189,646	141,852

Goodwill and other intangible assets, net	207,095	236,414
Other long-term assets, net	12,806	18,250

	219,901	254,664

TOTAL ASSETS	$765,437	$702,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,006	$32,510
Accrued expenses	32,857	29,182
Accrued employee compensation and related expenses	43,252	44,753
Accrued taxes	13,324	18,206
Accrued customer programs	15,183	15,107
Short-term debt	150,620	72,236
Current portion of long-term debt	765	720
Deferred revenue	11,285	10,678

Total current liabilities	295,292	223,392
Long-term Liabilities:
Deferred tax liabilities	11,933	14,697
Long-term debt, net of current portion	5,094	5,727
Deferred revenue	3,787	6,210
Other long-term liabilities	11,137	13,830

Total long-term liabilities	31,951	40,464

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized 120,000; Issued: 95,387 and 94,504 in 2008 and 2007, respectively	9,539	9,450
Additional paid-in capital	548,661	514,773
Deferred stock units: Outstanding 102 and 82 units in 2008 and 2007, respectively	2,678	2,201
Retained earnings	702,031	585,862
Accumulated other comprehensive income	5,675	22,705
Treasury stock, at cost: 36,164 and 33,500 in 2008 and 2007, respectively	(830,390)	(696,668)

Total stockholders’ equity	438,194	438,323

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$765,437	$702,179

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007	2006

Revenue:
Product revenue	$693,320	$632,186	$525,352
Service revenue	330,710	290,369	213,765

	1,024,030	922,555	739,117
Cost of revenue:
Cost of product revenue	270,163	260,296	215,314
Cost of service revenue	224,101	198,737	144,274

	494,264	459,033	359,588

Gross profit	529,766	463,522	379,529

Expenses:
Sales and marketing	169,956	151,882	115,882
General and administrative	116,681	108,119	82,097
Research and development	70,673	67,338	53,617

Income from operations	172,456	136,183	127,933
Interest expense	(4,589)	(4,179)	(462)
Interest income	2,320	2,839	3,279

Income before provisions for income taxes and partner’s interest	170,187	134,843	130,750
Provision for income taxes	54,018	40,829	37,224
Partner’s interest in loss of subsidiary	—	—	(152)

Net income	$116,169	$94,014	$93,678

Earnings per share:
Basic	$1.94	$1.53	$1.49

Diluted	$1.87	$1.46	$1.42

Weighted average shares outstanding:
Basic	59,953	61,560	62,866

Diluted	62,249	64,455	65,907

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

						Accumulated
	Common Stock		Additional			Other		Total
	Number of	$ 0.10	Paid-in	Deferred	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Par Value	Capital	Stock Units	Earnings	Income	Stock	Equity
Balance January 1, 2006	91,877	9,188	432,800	1,316	396,936	866	(472,096)	369,010
Comprehensive income (loss):
Net income	—	—	—	—	93,678	—	—	93,678
Unrealized gain on investments, net of tax of $29	—	—	—	—	—	46	—	46
Unrealized loss on foreign currency forward contracts, net of tax of $942	—	—	—	—	—	(1,873)	—	(1,873)
Translation adjustment	—	—	—	—	—	11,527	—	11,527

Total comprehensive income	—	—	—	—	—	—	—	103,378
Purchase of treasury stock	—	—	—	—	—	—	(105,730)	(105,730)
Common stock issued under employee stock option and purchase plans, including excess tax benefit	1,361	136	31,751	—	—	—	—	31,887
Common stock issued under employee restricted and deferred stock plans	4	—	123	(123)	—	—	—	—
Issuance of deferred stock units	—	—	—	659				659
Share-based compensation cost recognized	—	—	10,657	—	—	—	—	10,657

Balance December 31, 2006	93,242	9,324	475,331	1,852	490,614	10,566	(577,826)	409,861

Cumulative effect of change in accounting principle	—	—	(260)	—	1,234	—	—	974
Comprehensive income (loss):
Net income	—	—	—	—	94,014	—	—	94,014
Unrealized loss on investments, net of tax of $107	—	—	—	—	—	(182)	—	(182)
Unrealized gain on foreign currency forward contracts, net of tax of $7	—	—	—	—	—	19	—	19
Translation adjustment	—	—	—	—	—	12,302	—	12,302

Total comprehensive income	—	—	—	—	—	—	—	106,153
Purchase of treasury stock	—	—	—	—	—	—	(118,842)	(118,842)
Common stock issued under employee stock option and purchase plans, including excess tax benefit	1,231	123	31,112	—	—	—	—	31,235
Common stock issued under employee restricted and deferred stock plans	31	3	29	(32)	—	—	—	—
Issuance of deferred stock units	—	—	—	381	—	—	—	381
Share-based compensation cost recognized	—	—	8,561	—	—	—	—	8,561

Balance December 31, 2007	94,504	9,450	514,773	2,201	585,862	22,705	(696,668)	438,323

Comprehensive income (loss):
Net income	—	—	—	—	116,169	—	—	116,169
Unrealized loss on investments, net of tax of $275	—	—	—	—	—	(469)	—	(469)
Unrealized gain on foreign currency forward contracts, net of tax of $3,647	—	—	—	—	—	8,118	—	8,118
Translation adjustment	—	—	—	—	—	(24,679)	—	(24,679)

Total comprehensive income								99,139
Purchase of treasury stock	—	—	—	—	—	—	(133,722)	(133,722)
Common stock issued under employee stock option and purchase plans, including excess tax benefit	808	81	23,229	—	—	—	—	23,310
Common stock issued under employee restricted and deferred stock plans	75	8	428	(38)	—	—	—	398
Issuance of deferred stock units	—	—	—	515	—	—	—	515
Share-based compensation cost recognized	—	—	10,231	—	—	—	—	10,231

Balance December 31, 2008	95,387	$9,539	$548,661	$2,678	$702,031	$5,675	$(830,390)	$438,194

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2008	2007	2006

Cash Flows from Operating Activities:
Net income	$116,169	$94,014	$93,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,819	41,100	29,816
Decrease in deferred compensation expense	(726)	(166)	—
Loss on disposition of pharmaceutical product lines and related restructuring	1,479	—	—
Navigator® inventory write-down and royalty license impairment	—	10,138	—
Write-down of long-term assets	—	—	350
Partner’s interest in loss of subsidiary	—	—	(152)
Provision for uncollectible accounts	1,180	614	1,070
Provision for (benefit of) deferred income taxes	5,634	(9,075)	(6,135)
Share-based compensation expense	10,501	8,776	10,842
Tax benefit from exercises of stock options and vesting of restricted stock units	(6,237)	(9,267)	(9,407)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,266)	(25,535)	(6,583)
Inventories	(18,468)	(5,230)	(25,679)
Other assets	(5,116)	(8,102)	158
Accounts payable	(4,327)	5,851	4,352
Accrued liabilities	5,471	31,469	17,882
Deferred revenue	(805)	537	(366)

Net cash provided by operating activities	143,308	135,124	109,826

Cash Flows from Investing Activities:
Purchases of short- and long-term investments	—	—	(79,810)
Sales and maturities of short- and long-term investments	—	35,000	110,465
Purchases of property and equipment	(89,237)	(65,138)	(32,331)
Purchase of land and buildings	—	—	(12,084)
Proceeds from disposition of pharmaceutical product lines	7,025	—	—
Acquisitions of equipment leased to customers	(734)	(1,106)	(1,720)
Acquisitions of intangible assets and businesses, net of cash acquired	(8,649)	(89,884)	(25,220)

Net cash used by investing activities	(91,595)	(121,128)	(40,700)

Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	79,550	72,389	—
Payments of other notes payable	(595)	(2,397)	(877)
Purchases of treasury stock	(132,342)	(118,387)	(105,711)
Proceeds from exercises of stock options and employee stock purchase plans	16,360	20,941	20,922

Tax benefit from exercises of stock options and vesting of restricted stock units	6,237	9,267	9,407

Net cash used by financing activities	(30,790)	(18,187)	(76,259)
Net effect of exchange rates on cash	(2,415)	2,885	1,648

Net increase (decrease) in cash and cash equivalents	18,508	(1,306)	(5,485)
Cash and cash equivalents at beginning of period	60,360	61,666	67,151

Cash and cash equivalents at end of period	$78,868	$60,360	$61,666

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,076	$4,412	$498

Income taxes paid	$49,547	$36,662	$36,100

Supplemental Disclosure of Non-Cash Information:
Market value of common shares received from employees in connection with share-based compensation — see Note 15	$1,380	$455	$19

Consideration payable for acquisitions	$—	$697	$2,100

Note receivable on disposition of pharmaceutical product lines	$1,377	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF BUSINESS
We develop, manufacture and distribute products and provide services primarily for the veterinary and the food and water testing markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. During 2008, we operated primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostics market, which we refer to as OPTI Medical. Financial information about the Dairy and OPTI Medical operating segments and other activities are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. Our products and services are sold worldwide. In addition, we maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services that do not align with one of our existing business or service categories. In such situations, the related financial impacts are shown in the Other category. See Note 17 for additional information regarding our reportable operating segments, products and services, and geographical areas.
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
In connection with the restructuring of our pharmaceutical business at the end of 2008, as discussed in Note 16, we realigned two of our remaining product lines to the Rapid Assay business and we realigned the remainder of the business, which comprised one product line and two out-licensing arrangements, to the Other segment. Segment information presented for the years ended December 31, 2007 and 2006 has been restated to conform to our presentation of reportable segments for the year ended December 31, 2008.
On October 25, 2007, our board of directors approved a two-for-one split of the outstanding shares of our common stock, to be effected in the form of a 100% stock dividend. Each holder of common stock of record at November 5, 2007 received one additional share of common stock. The additional shares of common stock were distributed on November 26, 2007. As a result of the stock split, the number of outstanding common shares doubled to approximately 61 million shares. 2006 share and per share data (except par value) have been adjusted to reflect the effect of the stock split. In addition, the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under our various employee benefit plans, were proportionately increased in accordance with the terms of those respective agreements and plans.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Estimates
The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts; goodwill and other intangible assets; income taxes; inventory; investments; revenue recognition, including customer programs and incentives, product returns, and multiple element arrangements; share-based compensation; warranty reserves; and contingencies. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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
(c) Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the consolidated statement of income. We provide for depreciation and amortization primarily using the straight-line method by charges to income in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

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
We capitalize interest in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 34, “Capitalization of Interest Cost” (“SFAS No. 34”). Interest is capitalized on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. In 2007, we began the renovation and expansion of our primary facility in Westbrook, Maine. During the years ended December 31, 2008 and 2007 we capitalized $1.0 million and $0.3 million, respectively, of interest expense related to this project. For periods prior to 2007, there were no acquisitions or construction of significant assets that required a substantial period of time to be made ready for use, and therefore no capitalized interest was recorded.
We account for costs incurred to develop computer software for internal use in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll, direct fringe benefits and external direct project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and relate primarily to data conversion, the determination of performance requirements and training. During the year ended December 31, 2008 and 2007 we capitalized $7.3 million and $3.1 million, respectively, in costs related to computer software developed for internal use.
(d) Goodwill and Other Intangible Assets
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
We assess goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate an impairment may exist, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). For impairment testing, the fair values of the reporting units that include goodwill are estimated using a discounted cash flow approach. The cash flows used contain our best estimates, using appropriate and customary assumptions and projections at the time. Changes in forecast cash flows or the discount rate would affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. No impairments were identified as a result of the annual or event-driven reviews during the years ended December 31, 2008, 2007 or 2006.
We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. No impairments were identified during the years ended December 31, 2008, 2007 or 2006 except as discussed in Note 8.
(e) Warranty Reserves
We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customer’s environment and associated costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data and projections of future costs, revisions to the estimated warranty liability would be required. Following is a summary of changes in accrued warranty reserve for products sold to customers for the years ended December 31, 2008 and 2007 (in thousands):

	For the Years Ended December 31,
	2008	2007

Balance, beginning of year	$1,667	$1,978
Provision for warranty expense	3,500	2,133
Liability assumed in connection with business acquisition	—	86
Change in estimate, balance beginning of year	(356)	(38)
Settlement of warranty liability	(1,974)	(2,492)

Balance, end of year	$2,837	$1,667

(f) Income Taxes
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
Significant judgment is required in determining our worldwide provision for income taxes and our income tax filings are regularly under audit by tax authorities. Any audit result differing from amounts recorded in accordance with FIN 48 would increase or decrease income in the period that we determine such adjustment is likely. Interest expense and penalties associated with the underpayment of income taxes are included in income tax expense. See Note 10 for additional information regarding income taxes.
(g) Sales and Value Added Taxes
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
(h) Revenue Recognition
We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:
•	We recognize revenue at the time of shipment to U.S. distributors for substantially all products sold through distributors as title and risk of loss pass to these customers on delivery to the common carrier. Our distributors do not have the right to return products. We recognize revenue for the remainder of our customers when the product is delivered to the customer except as noted below.

•	We recognize revenue from the sales of instruments, noncancelable software licenses and hardware systems upon installation (and completion of training if applicable) and the customer’s acceptance of the instrument or system because at this time we have no significant further obligations.

•	We recognize service revenue at the time the service is performed.

•	We recognize revenue associated with extended maintenance agreements over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•	We recognize revenue on certain instrument systems under rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•	We recognize revenue on certain instruments and practice information management systems sales, where the product includes software that is considered more than incidental to the utility and value of the product, either by allocating the revenue to each element of the sale based on relative fair values of the elements including post-contract support when fair value for all elements is available or by use of the residual method when only the fair value of the post-contract support is available. We recognize revenue for the instrument or system on installation and customer acceptance and recognize revenue equal to the fair value of the post-contract support over the support period.

•	Shipping costs reimbursed by the customer are included in revenue.

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
Customer programs. We record estimated reductions to revenue in connection with customer marketing programs and incentive offerings that may give customers credits or award points. Award points granted under our IDEXX Points program may be applied to trade receivables owed to us and/or toward future purchases of our products or services. We establish accruals for estimated revenue reductions attributable to customer programs and incentive offerings for each program. Revenue reductions are recorded quarterly based on issuance of credits, points earned but not yet issued, and estimates of credits and points to be earned in the future based on current revenue. As points are redeemed we recognize the benefit of points expected to expire, or breakage, using historical forfeiture rates. On November 30 of each year, unused points granted before January 1 of the prior year expire and any variance from the breakage estimate is accounted for as a change in estimate. Within our overall IDEXX Points program, our two most significant customer programs are Practice Developer® and SNAP® up the Savings™ (“SUTS”), both of which are offered only to North American customers. Our Practice Developer® program is a CAG awards program that permits customers to earn points by purchasing quarterly minimums in certain product and service categories, including IDEXX Reference Laboratories services, Catalyst Dx™ and VetTest® slides, VetTest® SNAP® Reader reagents, LaserCyte® and VetAutoread™ tubes, Feline and Canine SNAP® tests, and service and maintenance agreements. Points may then be applied against the purchase price for IDEXX products and services purchased in the future or applied to trade receivables due to us. SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) points under the IDEXX Points program awarded quarterly throughout the SUTS program year (which ends on August 31) based on total purchase volume of qualified SNAP® products during the year. For the Practice Developer® program, the accrued revenue reduction is calculated each quarter based on sales to end users during the quarter by either us or our distributors and on our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter.
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
(i) Research and Development Costs
Research and development costs, which consist of salaries, employee benefits, materials and consulting costs, are expensed as incurred. In accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” we evaluate our software research and development costs for capitalization after the technological feasibility of software and products containing software has been established.

(j) Advertising Costs
Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $1.4 million, $1.9 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
(k) Share-Based Compensation
We account for share-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB No. 123” (collectively, “SFAS No. 123, as Amended”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires all share-based compensation to employees, including grants of stock options, to be valued at fair value on the date of grant, and to be expensed over the requisite service period (generally the vesting period).
We adopted the provisions of SFAS No. 123(R) on January 1, 2006 and elected the modified prospective method of transition to the fair-value-based method of accounting for share-based employee compensation prescribed by SFAS No. 123(R). Effective January 1, 2006, under the modified prospective method, share-based compensation expense includes expense for unvested awards at December 31, 2005 and all awards granted subsequent to December 31, 2005. Share-based compensation expense for the unvested awards outstanding at December 31, 2005 is based on the grant-date fair value previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123, as Amended. The graded vesting, or accelerated, method has been used to record the expense for stock options granted prior to January 1, 2006. The straight-line method is used to record the expense for stock options and awards granted subsequent to December 31, 2005.
Our share-based employee compensation programs allow for the grant of a mix of restricted stock units and stock options, along with employee stock purchase rights. In addition, our Director Deferred Compensation Plan and our Executive Deferred Compensation Plan allow for the grant of deferred stock units, which may or may not have vesting conditions depending on the plan under which these deferred stock units were issued. See Note 5 for additional information. There were no modifications to the terms of outstanding options, restricted stock units or deferred stock units during 2008, 2007 or 2006.
We issue new shares of common stock to satisfy option and employee stock purchase right exercises and to settle restricted stock units and deferred stock units.
(l) Foreign Currency Translation
The functional currency of most of our subsidiaries is their local currency. Assets and liabilities of these foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using the exchange rate at which those elements are recognized and where it is impractical to do so, a weighted average of exchange rates in effect during the period is used to translate those elements. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income. For one of our subsidiaries located in the Netherlands, the functional currency is the U.S. Dollar. Monetary assets and liabilities for this entity are remeasured using the current exchange rate at the balance sheet date; revenues and expenses are recorded at the current exchange rate when the transaction is recognized. The impact of remeasurement is included in the statement of operations. Exchange gains and losses arising from transactions denominated in foreign currencies other than our subsidiaries’ respective functional currencies are included in operating expenses. Included in general and administrative expenses are aggregate foreign exchange currency transaction gains of $0.1 million, $0.2 million, and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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
The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize some natural hedges to mitigate our transaction and commitment exposures. Corporate policy prescribes the range of allowable hedging activity. We enter into exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Market gains and losses are deferred in other current assets or accruals, as appropriate, until the contract matures, which is the period when the related obligation is settled. We primarily utilize forward exchange contracts with durations of less than 18 months.
Our subsidiaries enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with their anticipated intercompany inventory purchases for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions.
We enter into currency exchange contracts for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.
In addition to hedges for anticipated 2008 intercompany inventory purchases, we had a foreign currency exchange contract outstanding at December 31, 2007 to hedge the repayment by our Canadian subsidiary of an intercompany loan denominated in Canadian dollars that the subsidiary used to fund the acquisitions of veterinary reference laboratory businesses, which had a U.S dollar equivalent of $32.1 million at December 31, 2007.
At December 31, 2008, we recorded $8.1 million in unrealized gains through accumulated other comprehensive income, which is net of $3.6 million in taxes, from foreign exchange contracts with 2009 expiration dates. At December 31, 2007, we recorded less than $0.1 million in unrealized losses through accumulated other comprehensive income, which is net of less than $0.1 million in taxes, from foreign exchange contracts with 2008 expiration dates.

The notional amount of foreign currency contracts to hedge forecasted intercompany sales outstanding at December 31, 2008 and 2007, respectively, consisted of the following (in thousands):

	U.S. Dollar Equivalent
Currency Sold	2008	2007

Euro	$44,907	$60,965
British Pound	20,540	24,198
Canadian Dollar	16,960	17,000
Swiss Franc	—	1,188
Australian Dollar	3,641	6,262
Japanese Yen	6,318	5,414

	$92,366	$115,027

	U.S. Dollar Equivalent
Currency Purchased	2008	2007

Swiss Franc	$5,383	$6,604
Japanese Yen	—	436

	$5,383	$7,040

Gains and losses on foreign exchange contracts intended as hedges for intercompany sales of goods are recorded in cost of product revenue. Included in cost of product revenue are foreign exchange gains of $0.9 million for the year ended December 31, 2008 and foreign exchange losses of $5.7 million, and $2.8 million for the years ended December 31, 2007 and 2006, respectively.
(n) Disclosure of Fair Value of Financial Instruments and Concentration of Risk
Financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable, derivative instruments, accounts payable, lines of credit, and notes payable. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, investments and accounts receivable. We place our investments in highly-rated financial institutions and money market funds invested in government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due to us and, as a consequence, believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for potential credit losses, but historically have not experienced any significant credit losses related to an individual customer or group of customers in any particular industry or geographic area. The carrying amounts of our financial instruments, other than long-term debt, approximate fair market value because of the short maturity of those instruments. The carrying amount of our long-term debt approximates fair market value based on current market prices for similar debt issues with similar remaining maturities. See Note 17 for further discussion of concentration of credit risk of accounts receivable, Note 9 for discussion of interest rate risk regarding our revolving credit facility, and Note 18 for discussion of fair value measurements.
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

Accumulated other comprehensive income consisted of the following at December 31, 2008 and 2007, respectively (in thousands):

	December 31,
	2008	2007

Unrealized loss on investments, net of tax	$(756)	$(287)
Unrealized gain (loss) on forward exchange contracts, net of tax	6,817	(1,301)
Cumulative translation adjustment	(386)	24,293

	$5,675	$22,705

(p) Changes in Accounting Principles
We adopted the provisions of Emerging Issues Task Force (“EITF”) consensus on Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”) and FIN 48, as of January 1, 2007. EITF 06-2 requires that the costs associated with unrestricted sabbaticals and other similar benefit arrangements be recognized over the service period during which the employee earns the benefit. We provide an additional four weeks of compensated leave to all U.S. salaried employees in their tenth anniversary year of employment and again at each fifth year thereafter. As a result of adopting the provisions of EITF 06-2, we recognized an increase in assets of $1.2 million, an increase in liabilities of $3.0 million, and a decrease in retained earnings of $1.8 million at January 1, 2007. Beginning in 2007, we recognize estimated costs for estimated future compensated leave benefits as they are earned. See Note 10 for a discussion of our adoption of FIN 48.
(q) Recent Accounting Pronouncements
We adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) on January 1, 2008. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. SFAS 157-2”), we elected to defer the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. SFAS No. 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. There was no cumulative effect of adoption related to SFAS No. 157 and the adoption did not have an impact on our financial position, results of operations, or cash flows. We are studying SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities falling under the scope of FSP No. SFAS 157-2. We do not expect that the adoption of SFAS No. 157 with respect to these nonfinancial assets and nonfinancial liabilities will have an impact on our financial position, results of operations, or cash flows. See Note 18 for a discussion of our adoption of SFAS No. 157.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”) which revised SFAS No. 141, “Business Combinations” (“SFAS No. 141”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. As the provisions of SFAS No. 141(R) are applied prospectively, the impact of this standard cannot be determined until the transactions occur.

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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under SFAS No. 133, and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. This standard is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not have an impact on our financial position, results of operations, or cash flows.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends SFAS No. 142 to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other U.S. GAAP. This FSP is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.
NOTE 4. ACQUISITION OF BUSINESSES AND OTHER ASSETS
We paid $6.8 million in cash to acquire a business and, under separate transactions, to acquire certain intangible assets that did not comprise businesses during the year ended December 31, 2008 and recognized liabilities of $0.3 million, of which $0.1 million was paid in 2008. In addition, we have agreed to pay up to $7.7 million in cash in the future upon achievement of certain revenue and other milestones, of which $7.5 million will be accrued and recorded as additional intangible assets if and when we determine that it is probable that the milestones will be achieved.
More specifically, in January 2008, we acquired substantially all of the assets and assumed certain liabilities of VetLab Laboratorio Veterinario de Referencia, S.L. (“VetLab S.L.”). With operations in Barcelona, Spain, VetLab S.L. is a provider of reference laboratory testing services to veterinarians. During the year ended December 31, 2008 we also acquired certain intellectual property and distribution rights associated with a diagnostic test product. We also made purchase price payments of $1.7 million related to the achievement of milestones realized by certain businesses acquired in prior years, of which $1.5 million was previously accrued. In connection with these acquisitions, we recognized goodwill of $0.4 million and amortizable intangible assets of $6.4 million.
We paid $86.6 million and recognized liabilities, including contingent liabilities and deferred tax liabilities associated with purchase accounting, of $17.9 million to acquire businesses and certain intangible assets that did not comprise businesses during the year ended December 31, 2007. In January 2007, we acquired substantially all of the assets and assumed certain liabilities of the Critical Care Division of Osmetech plc. The acquired business is based in the United States and develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical and veterinary diagnostics markets. In March 2007, we acquired all of the equity of Vita-Tech Canada Inc. (“Vita-Tech”) and Institut Pourquier SAS (“Pourquier”) in separate transactions. Vita-Tech is the largest provider of reference laboratory testing services to veterinarians in Canada and has operations in Toronto and Montreal, Canada. Pourquier is based in Montpellier, France and develops, designs, manufactures, and distributes production animal diagnostic products. In March and October 2007, we acquired veterinary reference laboratories located in the United States. We also acquired certain assets of other veterinary reference laboratories during the year ended December 31, 2007 that did not comprise businesses. In connection with the 2007 acquisitions, we recognized goodwill of $45.2 million and amortizable intangible assets of $38.9 million. During the year ended December 31, 2007, we also made purchase price payments of $3.2 million related to the achievement of milestones by certain businesses acquired in prior years.

We paid $23.9 million and recognized liabilities, including contingent liabilities and deferred tax liabilities associated with purchase accounting, of $4.6 million to acquire businesses and certain intangible assets that did not comprise businesses during the year ended December 31, 2006. The 2006 acquisitions included veterinary reference laboratories in the United States, Canada and South Africa; a veterinary practice information management software business based in the United States; and certain intellectual property and distribution rights from a diagnostics company based in Australia. During the year ended December 31, 2007, we recognized incremental amortizable intangible assets of $0.3 million in connection with the finalization of purchase price allocations for certain 2006 acquisitions. During the year ended December 31, 2007, we revised the purchase price allocations related to certain businesses acquired during the year ended December 31, 2006. The revisions to the purchase price allocations resulted in a decrease in goodwill assigned to the Companion Animal Group (“CAG”) segment of $0.8 million and a corresponding increase in property, equipment and other intangible assets. In connection with these acquisitions, we recognized goodwill of $11.0 million and amortizable intangible assets of $13.3 million.
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
NOTE 5. SHARE-BASED COMPENSATION
Selected financial impacts of share-based compensation, excluding the impact of deferred stock units issued under our Director Deferred Compensation Plan or our Executive Deferred Compensation Plan that do not have vesting conditions (which are described below), are presented in the table below (in thousands, except per share amounts):

	For the Year Ended December 31,
	2008	2007	2006

Share-based compensation expense included in cost of revenue	$1,120	$710	$1,671
Share-based compensation expense included in operating expense	9,111	7,851	8,986

Total share-based compensation expense	10,231	8,561	10,657

Income tax benefit in net income for share-based compensation expense	(2,835)	(1,968)	(1,845)
Income tax benefit in net income for employees’ disqualifying dispositions of shares acquired through the exercise of stock options and employee stock purchase rights	(415)	(313)	(57)

Total income tax benefit	(3,250)	(2,281)	(1,902)

Net impact of share-based compensation on net income	$6,981	$6,280	$8,755

Net impact of share-based compensation on:
Earnings per share, basic	$0.12	$0.10	$0.14
Earnings per share, diluted	$0.11	$0.10	$0.13
For the year ended December 31, 2008, share-based compensation expense included $9.7 million for options, restricted stock units and deferred stock units with vesting conditions and $0.6 million for employee stock purchase rights. For the year ended December 31, 2007, share-based compensation expense included $8.1 million for options, restricted stock units and deferred stock units with vesting conditions and $0.5 million for employee stock purchase rights. For the year ended December 31, 2006, share-based compensation expense included $10.3 million for options, restricted stock units and deferred stock units with vesting conditions and $0.4 million for employee stock purchase rights. Expense for deferred stock units issued under our Director Deferred Compensation Plan and our Executive Deferred Compensation Plan that do not have vesting conditions of $0.5 million, $0.4 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, has been excluded from share-based compensation in the table above as it relates to deferred stock units granted in lieu of cash compensation. Share-based compensation expense was not affected by the two-for-one split of the outstanding shares of our common stock as discussed in Note 2.

Additionally, share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate employee termination behavior and to evaluate whether particular groups of employees have significantly different forfeiture behaviors.
Share-based compensation costs are classified in cost of revenue and operating expenses consistently with the classification of cash compensation paid to the employees receiving such share-based compensation. Capitalized share-based employee compensation cost was $0.4 million, $0.4 million and $0.2 million at December 31, 2008, 2007 and 2006, respectively, which was included in inventory on the consolidated balance sheets.
The following table represents cash proceeds from employees’ exercise of stock options and employee stock purchase rights and the reduction of income taxes payable due to employees’ share-based compensation tax events (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Cash proceeds from employee stock purchases and options exercised under all share-based payment arrangements	$16,360	$20,941	$20,922

Reduction of income taxes payable due to employee’s share-based compensation tax	$9,037	$11,103	$10,692
The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the years ended December 31, 2008, 2007 and 2006 totaled $18.7 million, $18.2 million and $11.9 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at December 31, 2008, before consideration of estimated forfeitures, was $30.9 million. We estimate that this cost will be reduced by approximately $3.1 million related to forfeitures. The weighted average remaining expense recognition period is approximately 2 years.
Stock Incentive Plan
During 2003, our board of directors approved the 2003 Stock Incentive Plan, as amended (the “2003 Stock Plan”) pursuant to which our employees and directors may receive various types of share-based incentives, including stock options, restricted stock units, stock appreciation rights and deferred stock units. Any shares that are subject to awards of options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are subject to other awards, such as restricted stock, will be counted against the share limit as 2.1 shares for every share granted. A total of 6,300,000 shares of common stock are authorized for issuance under the 2003 Stock Plan, provided that no more than 6,300,000 shares will be available for the grant of incentive stock options, and no more than 1,200,000 shares will be available for awards other than stock options and stock appreciation rights (such as restricted stock). In addition, if any options granted under our prior plans, including the 1991 Stock Option Plan, the 1998 Stock Incentive Plan or the 2000 Director Option Plan, terminate, expire or are forfeited without having been exercised in full, the shares subject to such unexercised options are available for issuance under the 2003 Stock Plan. Options granted under the 2003 Stock Plan and prior plans may not be granted at an exercise price less than the fair market value of the common stock on the date granted (or less than 110% of the fair market value in the case of incentive stock options granted to holders of more than 10% of our Common Stock). Options may not be granted for a term of more than ten years. The vesting schedule of all options granted under the 2003 Stock Plan is determined by the compensation committee of our board of directors at the time of grant. At December 31, 2008, a remaining total of 2,662,000 shares of common stock was authorized by our shareholders and available for future grants of share-based compensation.

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
The use of the Black-Scholes-Merton option-pricing model, the general methods employed to develop the above described option valuation assumptions, and the vesting conditions of option awards are consistent with prior periods. Beginning in 2006, the contractual terms of employee option grants were reduced from ten years to seven years and we previously elected to use the simplified method described in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which is based on vesting and contractual terms, to develop the expected term assumption for 2006 and 2007 option awards. Beginning in January 2008, we have derived the expected term assumption for options based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise.
We determine the assumptions to be used in the valuation of option grants as of the date of grant. As such, we may use different assumptions during the fiscal year if we grant options at different dates. The weighted average of the valuation assumptions used to determine the fair value of each option grant on the date of grant and the weighted average estimated fair values were as follows:

	For the Years Ended December 31,
	2008	2007	2006

Expected stock price volatility	25%	29%	30%
Expected term, in years	4.9	5.0	5.0
Risk-free interest rate	2.6%	4.7%	4.6%

Weighted average fair value of options granted	$14.63	$13.40	$13.39
A summary of the status of options granted under our share-based compensation plans at December 31, 2008, and changes during the year then ended, are presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options (000)	Exercise Price	Term	Value ($000)

Outstanding at December 31, 2007	5,508	$22.07
Granted	459	54.27
Exercised	(728)	18.13
Forfeited	(158)	37.97
Expired	(2)	13.87

Outstanding at December 31, 2008	5,079	$25.06	4.3	$68,974

Fully vested at December 31, 2008	3,626	$18.56	3.7	$64,627

Fully vested and expected to vest, at December 31, 2008	4,917	$24.35	4.2	$68,754

Intrinsic value represents the amount by which the market price of the common stock exceeded the exercise price of the options, before applicable income taxes. During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of stock options exercised was $25.4 million, $38.9 million and $34.4 million, respectively.
The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006 was $11.3 million, $12.6 million and $12.8 million, respectively.
Employee Stock Purchase Plan
During 1997, our board of directors approved the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 1,240,000 shares of Common Stock in periodic offerings. Under the plan, stock is sold at 85% of the closing price of the stock on the last day of each three-month plan period. The fair value of purchase rights under the program equals the 15% discount from the market price at the exercise date, which is the last day of the subscription period.
The following summarizes information about purchase rights issued under the employee stock purchase plan (in thousands, except per share amounts):

	For the Year Ended December 31,
	2008	2007	2006

Number of purchase rights issued	80	61	62
Weighted average fair value per purchase right issued	$7.02	$7.47	$6.24
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
The fair values of restricted and deferred stock units with vesting conditions are based on the closing sale price of the common stock on the date of grant. The weighted average fair value per unit of restricted stock units granted during the years ended December 31, 2008, 2007 and 2006 was $55.70, $42.65 and $39.00, respectively. The weighted average fair value per unit of deferred stock units with vesting conditions granted during the years ended December 31, 2008, 2007 and 2006 was $56.95, $41.94 and $38.73, respectively.

A summary of the status of restricted and other deferred stock units with vesting conditions granted under our share-based compensation plans at December 31, 2008, and changes during the period then ended, are presented in the table below:

		Weighted Average
	Number of	Remaining	Aggregate Intrinsic
	Units (000)	Contractual Term	Value ($000)

Outstanding at December 31, 2007	353
Granted	205
Settled	(84)
Forfeited	(56)

Outstanding at December 31, 2008	418	1.8	$15,073

Fully vested at December 31, 2008	—	—	—

Fully vested and expected to vest, at December 31, 2008	347	1.6	$12,508
Deferred Stock Units With No Vesting Conditions
Under our Director Deferred Compensation Plan, non-employee directors also may defer a portion of their cash fees in the form of vested deferred stock units, each of which represents the right to receive one unissued share of our common stock. Directors receive a number of deferred stock units equal to the amount of cash fees deferred divided by the closing sale price of the common stock on the date of deferral. Under our Executive Deferred Compensation Plan (the “Executive Plan”), certain members of our management may elect to defer a portion of their cash compensation in deferred stock units. These deferred stock units will be exchanged for a fixed number of shares of common stock, subject to the limitations of the Executive Plan and applicable law. Except upon a change in control, as defined in the Director Deferred Compensation Plan and the Executive Plan, or certain other limited circumstances, directors and officers may not receive shares of common stock in settlement of deferred stock units earlier than one year following their resignation from the board or termination of their employment, respectively.
During the years ended December 31, 2008, 2007 and 2006, the Company issued approximately 10,000, 8,000 and 16,000 deferred stock units valued at $0.5 million, $0.7 million and $0.7 million, respectively.
During the year ended December 31, 2008, approximately 1,000 shares of common stock were issued to settle deferred stock units.
NOTE 6. INVENTORY
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	December 31,
	2008	2007
Raw materials	$32,575	$26,182
Work-in-process	18,428	16,425
Finished goods	64,923	56,197

	$115,926	$98,804

During the year ended December 31, 2007, we recognized a write-down of nitazoxanide raw materials inventory of $9.1 million associated with Navigator®. This write-down is included in cost of product revenue in the consolidated statement of income. Our analysis of the realizability of the inventory was triggered upon our receipt of notice from the third-party contract manufacturer of finished goods that it would discontinue manufacturing the product in 2009. Because of the low production volume of Navigator®, we believed that we would not be able to enter into a replacement manufacturing arrangement on economically feasible terms, and therefore we would not be able to obtain the product after termination of the existing manufacturing arrangement. Accordingly, we evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. This inventory comprised $9.1 million of active ingredient and other raw materials, for which we recognized a full write-down during 2007.

NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2008	2007

Land and improvements	$8,189	$7,754
Buildings and improvements	90,042	54,072
Leasehold improvements	17,275	16,737
Machinery and equipment	106,632	92,139
Office furniture and equipment	74,885	61,472
Construction in progress	23,175	23,002

	320,198	255,176
Less accumulated depreciation and amortization	130,552	113,324

Total property and equipment	$189,646	$141,852

Depreciation expense of property and equipment was $37.3 million, $29.5 million, and $21.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.
In 2007, we began the renovation and expansion of our primary facility in Westbrook, Maine. We have capitalized $38.9 million related to this project during the year ended December 31, 2008 and $50.5 million since the project’s inception. These amounts include capitalized interest of $1.0 million in 2008 and $1.3 million since the project’s inception. See Note 3(c) for additional information.
NOTE 8. OTHER NONCURRENT ASSETS, INTANGIBLE ASSETS AND GOODWILL
Other noncurrent assets consisted of the following (in thousands):

	December 31,
Description	2008	2007

Deferred tax assets, net	$1,170	$6,644
Cost of rental instruments sold under recourse, net	1,151	1,804
Other assets	10,485	9,802

	$12,806	$18,250

Rental instruments sold under recourse are amortized over their estimated useful life of three years. Amortization expense of rental instruments sold under recourse was $1.3 million, $2.3 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2008		December 31, 2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$9,748	$4,306	$10,895	$4,003
Other product rights	32,187	13,180	27,838	10,428
Customer-related intangible assets	52,642	11,844	57,907	8,011
Other, primarily noncompete agreements	6,268	3,188	6,416	2,299

	$100,845	$32,518	$103,056	$24,741

Amortization expense of intangible assets was $10.2 million, $9.1 million and $5.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.
During the year ended December 31, 2008, we acquired customer-related intangible assets of $1.4 million, product rights of $4.8 million, and other intangible assets of $0.2 million, all of which were assigned to the CAG segment, with weighted amortization periods of 15 years, 10 years and 3 years, respectively. See Note 16 for more information. During the year ended December 31, 2007, we recognized $38.9 million of amortizable intangible assets related to business acquisitions. During the year ended December 31, 2007, we also recognized incremental amortizable intangible assets of $0.3 million in connection with the finalization of purchase price allocations for certain 2006 business acquisitions. The weighted average amortization periods for other product rights, customer-related intangible assets, and other intangible assets acquired during 2007 in connection with business acquisitions were 13 years, 12 years and 6 years, respectively. See Notes 4 and 12 for additional information. The remaining change in the cost of intangible assets other than goodwill during the years ended December 31, 2008 and 2007 resulted primarily from changes in foreign currency exchange rates.
The aggregate amortization expense associated with intangible assets owned at December 31, 2008 is expected to be as follows for each of the next five years (in thousands):

Amortization
Expense

2009	$8,738
2010	8,484
2011	8,121
2012	7,244
2013	6,206
Thereafter	29,534

68,327

Goodwill consisted of the following (in thousands):

	December 31,	December 31,
	2008	2007

CAG segment	$109,502	$124,473
Water segment	12,757	17,566
Production animal segment	9,978	9,529
Other segment	6,531	6,531

	$138,768	$158,099

During the year ended December 31, 2008, we recognized goodwill of $0.6 million (all of which is expected to be tax deductible) related to business acquisitions prior to December 31, 2008, which was assigned to the CAG segment. Of this amount, $0.2 million related to business acquisitions prior to 2008. See Note 4 for additional information. In connection with the sale of certain of our pharmaceutical product lines in the fourth quarter of 2008, we allocated $7.2 million of goodwill to the pharmaceutical product lines sold based on their relative fair values. In addition, due to the restructuring of the remaining pharmaceutical business, goodwill of $6.5 million related to the pharmaceutical product lines retained, was realigned into the Other segment. See note 16 for additional information. During the year ended December 31, 2007, we recognized $45.2 million of goodwill (of which $27.5 million is expected to be tax deductible) related to business acquisitions. During the year ended December 31, 2007, we revised the purchase price allocations related to certain businesses acquired during the year ended December 31, 2006. The revised purchase price allocations resulted in a decrease in goodwill assigned to the CAG segment of $0.8 million and a corresponding increase in property, equipment and other intangible assets. See Note 4 for additional information. The remaining changes in the cost of goodwill during the years ended December 31, 2008 and 2007 resulted primarily from changes in foreign currency exchange rates.
During the year ended December 31, 2007, we recognized an impairment charge to write off a prepaid royalty license of $1.0 million associated with Navigator® paste, our Nitazoxanide product for the treatment of equine protozoal myeloencephalitis. We also recognized a related inventory write-down as described in Note 6. Based on our changed estimates of product availability and estimated future demand and market conditions, we determined that we would not realize our investment in prepaid royalties and, therefore, fully expensed this asset.

We assessed goodwill attributable to our pharmaceutical business for impairment in 2007 due to the Nitazoxanide inventory write-down and prepaid royalty license impairment charge. The goodwill attributable to our pharmaceutical business of $13.7 million was not impaired at that time, or subsequently, when evaluated as part of the annual assessment.
NOTE 9. DEBT
In May 2006, we acquired our Westbrook, Maine facility. We paid cash of $11.5 million and assumed a mortgage that had a face value of $6.5 million and a stated interest rate of 9.875%. We recorded the mortgage at a fair market value of $7.5 million, based on an effective market interest rate of 6.05%. The mortgage is payable in equal monthly installments of approximately $0.1 million through May 1, 2015. Annual mortgage principal payments at December 31, 2008, based on the fair market value of the mortgage at the assumption date, are as follows (in thousands):

Years Ending December 31,	Amount

2009	$765
2010	813
2011	864
2012	917
2013	974
Thereafter	1,394

$5,727

In January 2007, we entered into an unsecured short-term revolving credit facility with a bank in the principal amount of $125.0 million that matured on June 30, 2007. On March 30, 2007, we refinanced this short-term facility by entering into an unsecured revolving credit facility with four multinational banks that matures on March 30, 2012 (the “Credit Facility”). In February 2008, we increased the aggregate principal amount available under our Credit Facility to $200.0 million and added a fifth bank to the syndication. The Credit Facility may be used for general corporate purposes, including repurchases of our common stock and business acquisitions. The applicable interest rates generally range from 0.375% to 0.875% above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At December 31, 2008, our ratio of debt to earnings before interest, taxes, depreciation and amortization was less than 1-to-1. At December 31, 2008, we had $150.6 million outstanding under the Credit Facility at a weighted-average interest rate of 2.3%, which approximates the rate that we would pay on additional borrowings with similar maturities under the Credit Facility at December 31, 2008. Our availability under the Credit Facility was further reduced at December 31, 2008 by $0.6 million for a letter of credit issued related to our workers’ compensation policy which commenced January 1, 2009. At December 31, 2007, we had $72.2 million outstanding under the Credit Facility at a weighted-average interest rate of 5.4%. Of the total amount outstanding at December 31, 2008 and 2007, $6.6 million and $5.1 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars.
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

The total amount of unrecognized tax benefits at December 31, 2008 and December 31, 2007 was $5.9 million and $5.1 million, respectively. Of the total unrecognized tax benefits at December 31, 2008 and 2007, $5.2 million and $4.7 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate. The ultimate deductibility of the remaining unrecognized tax positions is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
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
We recognize accrued interest expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2008 and 2007, we recorded interest expense and penalties of $0.4 million and $0.7 million, respectively, in our consolidated statement of income. At December 31, 2008 and 2007, we had $0.8 million and $0.6 million of interest expense and penalties accrued in our consolidated balance sheet.
The following table summarizes the changes in unrecognized tax benefits during the year ended December 31, 2008 (in thousands):

	For the Years Ended December 31,
	2008	2007

Total amounts of unrecognized tax benefits, beginning of period	$5,086	$9,813
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	—	(3,932)
Gross increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,447	1,126
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	—	(1,710)
Decreases in unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(345)	(293)
Net effect of international currency translation	(338)	82

Total amounts of unrecognized tax benefits, end of period	$5,850	$5,086

In the next year, we could recognize approximately $1.4 million of income tax benefits that have not been recognized at December 31, 2008 in accordance with FIN 48. The income tax benefits are primarily due to the lapse in the statutes of limitations for various international and state tax jurisdictions.
Earnings before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Domestic	$123,632	$92,554	$100,445
International	46,555	42,289	30,457

	$170,187	$134,843	$130,902

The provisions for income taxes comprised the following (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Current
Federal	$33,276	$38,077	$35,409
State	3,839	3,398	5,512
International	11,269	8,429	2,438

	48,384	49,904	43,359

Deferred
Federal	9,365	(8,507)	(4,064)
State	540	754	(555)
International	(4,271)	(1,322)	(1,516)

	5,634	(9,075)	(6,135)

	$54,018	$40,829	$37,224

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2008	2007	2006

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.8	1.4	2.3
International income taxes	(5.5)	(4.7)	(4.5)
Extraterritorial income exclusions	—	—	(1.0)
Nontaxable interest income	—	—	(0.5)
Domestic manufacturing exclusions	(0.7)	(1.3)	(0.4)
Research and experiment credit	(1.2)	(1.5)	(0.3)
Pharmaceutical non-deductible goodwill write-off	1.5	—	—
Other, net	0.8	1.4	(2.2)

Effective tax rate	31.7%	30.3%	28.4%

Our effective income tax rate was 31.7% for the year ended December 31, 2008 and 30.3% for the year ended December 31, 2007. The increase in tax rate is primarily attributable to several non-recurring items. First, we wrote off non-deductible goodwill related to the pharmaceutical product lines sold in the fourth quarter of 2008. Additionally, the increase in tax rate was impacted by certain non-recurring items that favorably impacted the tax rate for the year ended December 31, 2007, including the reduction of deferred tax liabilities due to a change in international tax rate and the recognition of state tax benefits resulting from the completion of an audit in 2007. These unfavorable items were partly offset by tax benefits related to a reduction in international deferred tax liabilities in 2008 and the 2007 reduction of deferred tax assets due to changes in statutory income tax rates for jurisdictions in which we operate.
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

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	2008		2007
	Current	Long-Term	Current	Long-Term

Assets:
Accrued expenses	$14,731	$330	$11,345	$1,484
Accounts receivable reserves	747	—	583	—
Deferred revenue	1,654	496	2,805	1,914
Inventory basis differences	2,416	—	7,348	—
Property-based differences	—	1,035	—	1,998
Share-based compensation	1,384	4,258	596	3,413
Other	19	149	93	191
Net operating loss carryforwards	1,090	3,912	167	4,179
Unrealized losses on foreign exchange contracts and investments	—	—	732	—

Total assets	22,041	10,180	23,669	13,179

Valuation allowance	(3,150)	(1,441)	(203)	(4,038)

Total assets, net of valuation allowance	18,891	8,739	23,466	9,141

Liabilities:
Cost of rental instruments sold under recourse	—	(129)	—	(380)
Property-based differences	—	(3,814)	—	(804)
Intangible asset basis differences	—	(12,922)	—	(15,867)
Unrealized gains on foreign exchange contracts and investments	(3,079)	—	—	—
Other	(137)	(23)	(121)	—

Total liabilities	(3,216)	(16,888)	(121)	(17,051)

Net deferred tax assets (liabilities)	$15,675	$(8,149)	$23,345	$(7,910)

At December 31, 2008, the Company had net operating loss carryforwards in certain state jurisdictions of approximately $51.2 million available to offset future taxable income. Most of these net operating loss carryforwards will expire at various dates through 2020 and the remainder have indefinite lives. We have recorded a valuation allowance for all of these assets because realizability is uncertain.
We consider certain operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States. The cumulative earnings of these subsidiaries were $155.6 million at December 31, 2008. No provision has been made for United States federal and state, or international taxes that may result from future remittances of these undistributed earnings of non-United States subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. For the operating earnings not considered to be indefinitely invested outside the United States, we have accrued taxes on a current basis.
NOTE 11. EARNINGS PER SHARE
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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Shares outstanding for basic earnings per share:
Weighted average shares outstanding	59,855	61,481	62,806
Weighted average vested deferred stock units outstanding	98	79	60

	59,953	61,560	62,866

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	59,953	61,560	62,866
Dilutive effect of options issued to employees and directors	2,198	2,807	3,014
Dilutive effect of restricted stock units issued to employees	93	77	16
Dilutive effect of unvested deferred stock units issued to directors	5	11	11

	62,249	64,455	65,907

Certain deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 5 for additional information regarding deferred compensation plans.
Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options (in thousands, except per share amounts):

	For the Years Ended December 31,
	2008	2007	2006

Weighted average number of shares underlying anti-dilutive options	833	492	277
Weighted average exercise price per underlying share of anti-dilutive options	$50.10	$44.66	$38.33

Weighted average number of shares underlying anti-dilutive restricted stock units	134	4	4
The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	December 31,
	2008	2007

Closing price per share of our common stock	$36.08	$58.63

Number of shares underlying options outstanding with exercise prices below the closing price	3,966	5,508
Number of shares underlying options outstanding with exercise prices equal to or above the closing price	1,113	—

Total number of shares underlying outstanding options	5,079	5,508

NOTE 12. COMMITMENTS, CONTINGENCIES AND GUARANTEES
We lease multiple facilities under operating leases that expire through 2021. In addition, we are responsible for the real estate taxes and operating expenses related to these facilities. We also have lease commitments for automobiles and office equipment. Rent expense charged to operations under operating leases was approximately $14.5 million, $10.9 million and $8.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Minimum annual rental payments under these agreements are as follows (in thousands):

Years Ending December 31,	Amount

2009	$11,442
2010	9,604
2011	8,310
2012	7,328
2013	5,616
Thereafter	19,898

$62,198

We purchase the slides sold for use in our Catalyst Dx™ and VetTest® Chemistry Analyzers under an agreement with Ortho-Clinical Diagnostics, Inc. that, at December 31, 2008, required us to purchase a minimum of $13.8 million of slides through 2010. We also have commitments under certain other agreements that commit us to aggregate future payments of $16.2 million. In addition, we have various minimum royalty payments due through 2027 of $10.7 million.
In connection with the acquisitions of businesses and intangible assets, we have commitments outstanding at December 31, 2008 for additional purchase price payments of up to $7.7 million, of which $0.2 million has been accrued, in connection with acquisitions of businesses and intangible assets during the current and prior periods, all of which is contingent on the achievement by certain acquired businesses of specified milestones.
Prior to April 2006, we had a 40% equity interest in a joint venture to market production animal diagnostic products in China. In April 2006, we paid $0.6 million to acquire an additional 55% equity interest in the joint venture from our partner and we also committed to pay an additional $0.2 million, which was paid in 2008 in consideration for the additional equity. In addition, the joint venture entered into a contract with the joint venture partner where the partner provides promotional and agency services and receives sales commissions at rates escalating from 2.5% to 8.5% annually based on sales volume. In connection with this step acquisition, we recognized $0.7 million of intangible assets in PAS in 2006.
Contingencies
We are subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. However, our actual losses with respect to these contingencies could exceed our accruals.
On June 30, 2006, Cyntegra, Inc. filed suit against us in the U.S. District Court for the Central District of California alleging that we had violated U.S. federal antitrust laws and California state unfair trade practices laws. The complaint alleged, among other things, that we were monopolizing the U.S. market for companion animal diagnostic products. The plaintiff sought injunctive relief and damages for purported lost sales. On October 26, 2007, the trial court granted summary judgment in our favor on all of Cyntegra’s claims and dismissed the suit. Cyntegra appealed this decision to the U.S. Court of Appeals for the Ninth Circuit. Cyntegra filed its opening brief on appeal on May 30, 2008; we filed our opposition brief on July 2, 2008; and Cyntegra filed its reply brief on July 16, 2008. We expect the Court of Appeals to schedule a hearing in mid-2009. Until then, the trial court judgment in our favor remains in place. We will continue to defend ourselves vigorously, as we believe Cyntegra’s claims are without merit.

Under our workers’ compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident and $3.2 million, $2.8 million, $3.1 million, $2.8 million, $3.0 million, and $1.4 million for 2008 through 2003, respectively, in aggregate claim liability. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized cumulative expenses of $0.7 million, $0.3 million, $0.9 million, $0.5 million, $0.9 million, and $0.8 million for claims incurred during the years ended December 31, 2008 through 2003, respectively. Claims incurred during the years ended December 31, 2008 and 2007 are relatively new and significant additional healthcare and wage indemnification costs could arise from those claims. Our liability for claims incurred during the years ended December 31, 2008 and 2007 could exceed our estimates and we could be liable for up to $2.5 million and $0.9 million, respectively, in excess of the expense we have recognized. For the four years ended on or prior to December 31, 2006, based on our retained claim liability per incident and our aggregate claim liability, our maximum liability at December 31, 2008 is $1.6 million in excess of the amounts deemed probable and previously recognized.
Under our current employee health care insurance policy, we retain claims liability risk up to $250,000 per incident. We estimate our liability for the uninsured portion of employee health care obligations that have been incurred but not reported based on individual coverage, our claims experience, and the average time from when a claim is incurred to the time it is paid. We recognized employee health care claim expense of $18.5 million, $14.3 million and $10.8 million during the years ended December 31, 2008, 2007 and 2006, respectively, which includes actual claims paid and an estimate for our liability for the uninsured portion of employee health care obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations.
We have entered into employment agreements with two of our officers whereby payments may be required if we terminate their employment without cause other than following a change in control. The amounts payable are based upon the executives’ salaries at the time of termination and the cost to us of continuing to provide certain benefits. Had both of such officers been terminated at December 31, 2008, we would have had aggregate obligations for salaries and benefits of approximately $2.2 million under such agreements. We have entered into employment agreements with each of our officers that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control of our stock. The amounts payable by us under these agreements is based on the officer’s salary and bonus history at the time of termination and the cost to us of continuing to provide certain benefits. Had all of our officers been terminated in qualifying terminations following a change in control at December 31, 2008, we would have had aggregate obligations of approximately $16.1 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options and restricted stock units upon any qualifying termination following a change in control.
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
Guarantees
The following is a summary of our agreements and obligations that we have determined to be within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34.”
In October 2005, our former supplier of VetAutoread™ Hematology Analyzers and consumables sold this business (including the human hematology testing products division) and we simultaneously entered into a new supply agreement for these products with the acquirer of the business. Under this new supply agreement, we received guaranteed pricing on certain products through December 31, 2020, among other benefits. In partial consideration for this new supply agreement, we paid cash of $2.5 million to the acquirer and guaranteed the acquirer’s note (the “Note”) in the principal amount of $3.5 million given to our former supplier in partial consideration for the business. The acquirer was obligated to pay the Note through quarterly principal and interest payments through 2008 and to pay the remaining balance in 2008. We recorded the fair value of the guaranty of $0.5 million and recognized the associated assets at the effective date of the agreement. At December 31, 2007, we had written off the guaranty liability because our recognized contractual liabilities to the supplier exceed the principal balance of the Note and a legal right of offset exists whereby we may elect to pay to the holder of the Note the amounts otherwise due to the supplier. In February 2008, the acquirer paid the remaining payment under the Note, which released our guaranty.

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2008 and 2007.
When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. However, we do not believe that we have any probable pre-acquisition liabilities or guarantees that should be recognized at December 31, 2008 and 2007.
NOTE 13. PREFERRED STOCK
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
NOTE 14. TREASURY STOCK
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
From the inception of the program in August 1999 to December 31, 2008, we repurchased 35,787,000 shares for $822.5 million. From the inception of the program to December 31, 2008, we also received 376,000 shares of stock with a market value of $7.9 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, the vesting of restricted stock units and the settlement of deferred stock units, and in payment for the exercise price of stock options.
Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Years Ended December 31,
	2008	2007	2006

Treasury shares acquired	2,664	2,588	2,675
Total cost of treasury shares	$133,722	$118,842	$105,730
Average cost per share	$50.19	$45.93	$39.51

NOTE 15. IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN
We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by us. We matched $5.6 million, $3.4 million and $2.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the board of directors. There were no discretionary contributions in 2008, 2007 and 2006.
NOTE 16. DISPOSITION OF PHARMACEUTICAL PRODUCT LINES AND RESTRUCTURING
In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a product under development, which were a part of our CAG segment, for cash of $7.0 million, a short-term receivable of $1.4 million, which was received in January 2009, and up to $12.0 million of future payments based on the achievement of certain development and sales milestones. Milestone payments will be included in our results of operations upon achievement of the milestone.
Additionally in the fourth quarter of 2008, in a separate transaction, we entered into an agreement to sell our raw material inventory of nitazoxanide (“NTZ”), the active ingredient associated with our Navigator® product, back to the material supplier. We will receive $25,000 per month for 24 months and a final payment of $1.4 million related to this agreement, which will be recorded in our results of operations in the period that the payments are received. In the second quarter of 2007 we recognized a write-down of NTZ inventory of $9.1 million based on the determination that we would not realize this inventory.
Subsequent to entering into the transactions noted above we restructured the remaining pharmaceutical business and realigned two of our remaining product lines to the Rapid Assay products and realigned the remainder of the business, which comprised one product line and two out-licensing arrangements, to the Other category. Segment information presented for the years ended December 31, 2007 and 2006 has been restated to conform to our presentation of reportable segments for the year ended December 31, 2008.
For the year ended December 31, 2008 we recognized a pre-tax loss from the transactions and the related restructuring costs of approximately $1.5 million and recorded a tax provision of $2.1 million, primarily related to the disposition of $7.2 million of nondeductible goodwill allocated to the pharmaceutical product lines sold.
The pre-tax loss on disposition of the pharmaceutical product lines and related restructuring charges have been included in the line item totals of the consolidated statements of income as follows (in thousands):

December 31,
2008

Expenses:
Sales and marketing	$263
General and administrative	1,095
Research and development	121

$1,479

In the fourth quarter of 2008, we also entered into a separate royalty bearing license agreement related to certain intellectual property of our pharmaceutical business. Under this agreement we received $0.25 million up front and are entitled to receive a total of $3.3 million in milestone payments, related to the achievement of future events, and royalties based on future product sales. Milestone payments will be included in our results of operations upon achievement of the milestones.

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
We are organized into business units by market and customer group. Our reportable segments include: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”), and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. In addition, we maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services that do not align with one of our existing business or service categories. In such situations, the related financial impacts are shown in the “Other” category. Financial information about the Dairy and OPTI Medical operating segments and other activities are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments.
CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures and distributes products to detect contaminants in water. PAS develops, designs, manufactures and distributes products to detect disease in production animals. Dairy develops, designs, manufactures and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. In connection with the restructuring of our pharmaceutical business at the end of 2008, we realigned two of our remaining product lines to the Rapid Assay products, and realigned the remainder of the business, which comprised one product line and two out-licensing arrangements, to the Other category. The segment information for the years ended December 31, 2007 and 2006 has been restated to conform to our presentation of reportable segments for the year ended December 31, 2008. Previously, financial information related to the product lines realigned to Rapid Assay and the product line and out-licensing arrangement realigned to Other were included in the pharmaceutical business and reported in the CAG segment.
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

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expenses and income taxes are not allocated to individual operating segments. Below is our segment information (in thousands):

	For the Years Ended December 31,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2008
Revenue	$834,056	$74,469	$80,762	$34,743	$—	$1,024,030

Income (loss) from operations	$129,620	$31,330	$21,760	$1,555	$(11,809)	$172,456

Interest expense, net						(2,269)

Income before provision for income taxes						170,187
Provision for income taxes						54,018

Net income						$116,169

Depreciation and amortization	$40,330	$975	$5,088	$2,426	$—	$48,819
Segment assets	500,824	41,429	58,019	33,009	132,156	765,437
Expenditures for long-lived assets (1)	74,145	4,761	6,794	3,573	—	89,273

2007
Revenue	$750,449	$66,235	$75,085	$30,786	$—	$922,555

Income (loss) from operations	$100,285	$26,847	$15,456	$1,003	$(7,408)	$136,183

Interest expense, net						(1,340)

Income before provision for income taxes						134,843
Provision for income taxes						40,829

Net income						$94,014

Depreciation and amortization	$34,813	$1,116	$4,116	$1,055	$—	$41,100
Segment assets	483,142	38,178	51,719	18,321	110,819	702,179
Expenditures for long-lived assets (1)	61,698	1,400	3,896	2,626	—	69,620

2006
Revenue	$604,341	$58,466	$58,940	$17,370	$—	$739,117

Income (loss) from operations	$99,833	$25,762	$16,172	$2,779	$(16,613)	$127,933

Interest income, net						2,817

Income before provision for income taxes and partner’s interest						130,750
Provision for income taxes						37,224
Partner’s interest in loss of subsidiary						(152)

Net income						$93,678

Depreciation and amortization	$25,643	$647	$3,456	$70	$—	$29,816
Segment assets	353,585	35,042	38,516	4,184	128,233	559,560
Expenditures for long-lived assets (1)	49,448	2,345	2,352	13	—	54,158

(1)	Expenditures for long-lived assets exclude expenditures for intangible assets. See Note 4 for information regarding acquisitions of goodwill and other intangible assets in connection with business acquisitions. Expenditures for long-lived assets made in connection with CAG business acquisitions for the year ended December 31, 2008 were insignificant. Expenditures for long-lived assets for the year ended December 31, 2007 include $1.7 million, $1.5 million and $1.3 million for property acquired in connection with PAS, Other operating segments and CAG business acquisitions, respectively. Expenditures for long-lived assets for the year ended December 31, 2006 include $2.5 million for property acquired in connection with CAG business acquisitions and $19.0 million related to the purchase of our Westbrook, Maine headquarters facility, of which $7.5 million was financed through the assumption of a mortgage.

Revenue by product and service categories was as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
CAG segment revenue:
Instruments and consumables	$318,533	$289,271	$242,312
Rapid assay products	146,867	133,508	115,481
Reference laboratory and consulting services	288,244	255,193	187,114
Practice information management systems and digital radiography	61,291	53,385	44,427
Pharmaceutical products	19,121	19,092	15,007

Net CAG segment revenue	834,056	750,449	604,341

Water segment revenue	74,469	66,235	58,466
Production animal segment revenue	80,762	75,085	58,940
Other segment revenue	34,743	30,786	17,370

Net revenue	$1,024,030	$922,555	$739,117

Revenue by principal geographic area, based on customers’ domiciles, was as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Americas
United States	$610,056	$552,134	$478,172
Canada	61,456	55,884	22,070
Other Americas	10,794	11,777	6,076

	682,306	619,795	506,318

Europe
United Kingdom	62,274	60,831	53,296
Germany	62,611	54,538	45,391
France	42,801	43,398	26,884
Other Europe	103,818	82,204	62,251

	271,504	240,971	187,822

Asia Pacific Region
Japan	27,424	25,216	19,271
Australia	25,360	22,506	17,378
Other Asia Pacific	17,436	14,067	8,328

	70,220	61,789	44,977

Total	$1,024,030	$922,555	$739,117

Our largest customers are our U.S. distributors of our products in the CAG segment. One of our CAG distributors, Butler Animal Health Supply, LLC, accounted for 8% of our 2008 and 2007 revenue, 9% of our 2006 revenue, and 5% of our net accounts receivable at December 31, 2008, 2007 and 2006.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows (in thousands):

	December 31,
	2008	2007	2006

Americas
United States	$163,107	$112,712	$77,648
Canada	5,403	5,513	2,434

	168,510	118,225	80,082

Europe
United Kingdom	6,209	8,713	8,655
Germany	3,271	3,677	3,203
Switzerland	3,800	3,770	3,585
France	2,665	2,578	782
Netherlands	2,538	2,457	1,398
Other Europe	912	438	318

	19,395	21,633	17,941

Asia Pacific Region
Japan	439	496	468
Australia	1,049	1,187	839
Other Asia Pacific	253	311	298

	1,741	1,994	1,605

Total	$189,646	$141,852	$99,628

NOTE 18. FAIR VALUE MEASUREMENTS
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
SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in money market funds and marketable securities related to a deferred compensation plan assumed in a business combination. The liabilities associated with this plan relate to deferred compensation, which is indexed to the performance of the underlying investments.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets include unrealized gains and losses on hedge contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At December 31, 2008, we had no Level 3 assets or liabilities.

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2008 by level within the fair value hierarchy. We did not have any nonfinancial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2008. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets
Marketable securities (1)	$1,384	$—	$—	$1,384
Money market funds (2)	9,017	—	—	9,017
Derivatives (3)	—	9,932	—	9,932
Liabilities
Deferred compensation (4)	1,384	—	—	1,384

(1)	Investments in marketable securities for a deferred compensation plan, which is included in other long-term assets.

(2)	Short-term investment in registered funds and included in cash and cash equivalents.

(3)	Unrealized gains on hedge contracts, included in other assets. The notional value of these contracts is $97.7 million.

(4)	Deferred compensation liability associated with the above-mentioned marketable securities, included in other long-term liabilities.
NOTE 19. SUMMARY OF QUARTERLY DATA (UNAUDITED)
A summary of quarterly data follows (in thousands, except per share data):

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,

2008
Revenue	$249,074	$280,570	$251,093	$243,293
Gross profit	129,836	151,260	128,149	120,521
Operating income	38,719	58,891	38,997	35,849
Net income	27,551	39,364	25,699	23,555
Earnings per share:
Basic	$0.45	$0.66	$0.43	$0.40
Diluted	$0.43	$0.63	$0.42	$0.39

2007
Revenue	$211,155	$237,046	$229,385	$244,969
Gross profit	108,579	114,221	118,478	122,244
Operating income	30,877	32,467	36,097	36,742
Net income	21,027	21,664	25,795	25,528
Earnings per share:
Basic	$0.34	$0.35	$0.42	$0.42
Diluted	$0.32	$0.34	$0.40	$0.40

SCHEDULE II
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charges to	Write-Offs/
	Beginning	Costs and	Cash		Balance at End
	of Year	Expenses	Payments	Other (1)	of Year

Reserves for doubtful accounts receivable:
December 31, 2006	$1,221	$1,070	$(599)	$91	$1,783
December 31, 2007	1,783	614	(1,035)	380	1,742
December 31, 2008	1,742	1,180	(746)	(83)	2,093

Valuation allowance for deferred tax assets:
December 31, 2006	$4,896	$(88)	$(734)	$—	$4,074
December 31, 2007	4,074	545	(378)	—	4,241
December 31, 2008	4,241	1,013	(585)	(78)	4,591

 (1) Includes reserves of businesses acquired and the effect of foreign currency translation

EXHIBIT INDEX

Exhibit No.		Description

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

10.1	†
1991 Stock Option Plan of the Company, as amended (filed as Exhibit No. 10.1 to Annual Report on Form 10-K for the year ended December 31, 2006, File No. 0-19271 (“2006 Form 10-K”), and incorporated herein by reference).

10.2	*
U.S. Supply Agreement, effective as of October 16, 2003, between the Company and Ortho-Clinical Diagnostics, Inc. (“Ortho”) (filed as Exhibit No. 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-19271 (“2003 Form 10-K”), and incorporated herein by reference).

10.3	*
Amendment No. 1 to U.S. Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 0-19271 (“June 2005 10-Q”), and incorporated herein by reference).

10.4	*
Amendment No. 2 to U.S. Supply Agreement effective as of October 15, 2006, between the Company and Ortho (filed as Exhibit No. 10.4 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-19271 (“2007 Form 10-K”), and incorporated herein by reference).

10.5	*	Amendment No. 3 to U.S. Supply Agreement effective as of January 18, 2008, between the Company and Ortho (filed as Exhibit No. 10.5 to 2007 Form 10-K, and incorporated herein by reference).

10.6	*	European Supply Agreement, effective as of October 17, 2003, between the Company and Ortho (filed as Exhibit No. 10.8 to 2003 Form 10-K, and incorporated herein by reference).

10.7	*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.2 to June 2005 10-Q, and incorporated herein by reference).

10.8	*	Amendment No. 2 to European. Supply Agreement effective as of January 18, 2008, between the Company and Ortho (filed as Exhibit No. 10.8 to 2007 Form 10-K, and incorporated herein by reference).

10.9	†	1998 Stock Incentive Plan of the Company, as amended (filed as Exhibit No. 10.6 to 2006 Form 10-K, and incorporated herein by reference).

10.10	†	2000 Director Option Plan of the Company, as amended (filed as Exhibit No. 10.7 to 2006 Form 10-K, and incorporated herein by reference).

10.11	†
Employment Agreement dated January 22, 2002, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.13 to Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-19271, and incorporated herein by reference).

10.12	†
Executive Employment Agreement dated January 1, 2007, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.1 to January 5, 2007 Form 8-K, File No. 0-19271 (“January 5, 2007 Form 8-K”), and incorporated herein by reference).

10.13	†	Letter Agreement dated August 12, 2003, between the Company and William C. Wallen (filed as Exhibit No. 10.14 to 2003 Form 10-K, and incorporated herein by reference).

Exhibit No.		Description

10.14†		Executive Employment Agreement dated January 1, 2007, between the Company and William C. Wallen (filed as Exhibit No. 10.2 to January 5, 2007 Form 8-K, and incorporated herein by reference).

10.15	†	Executive Employment Agreement dated January 1, 2007, between the Company and Merilee Raines (filed as Exhibit No. 10.3 to January 5, 2007 Form 8-K, and incorporated herein by reference).

10.16	†	Executive Employment Agreement dated January 1, 2007, between the Company and Conan R. Deady (filed as Exhibit No. 10.4 to January 5, 2007 Form 8-K, and incorporated herein by reference).

10.17	†
Form of Executive Employment Agreement dated January 1, 2007, between the Company and each of William E. Brown III, PhD, Thomas J. Dupree, William B. Goodspeed, Ali Naqui, PhD, James F. Polewaczyk, Johnny D. Powers, PhD, and Michael J. Williams, PhD (filed as Exhibit No. 10.5 to January 5, 2007 Form 8-K, and incorporated herein by reference).

10.18
Amendment, Release and Settlement Agreement dated as of September 12, 2002, among the Company, IDEXX Europe B.V., and Ortho (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.19	†	Restated Director Deferred Compensation Plan, as amended (filed as Exhibit No. 10.19 to 2007 Form 10-K, and incorporated herein by reference).

10.20	†	2003 Stock Incentive Plan, as amended (filed as Exhibit No. 10.20 to 2007 Form 10-K, and incorporated herein by reference).

10.21	†
Form of Stock Option Agreement, as amended pursuant to the 2003 Stock Incentive Plan (filed as Exhibit No. 10.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-19271, and incorporated herein by reference).

10.22	†	1997 Employee Stock Purchase Plan, as amended (filed as Exhibit No. 10.22 to 2007 Form 10-K, and incorporated herein by reference).

10.23	†	Restated Executive Deferred Compensation Plan, as amended (filed as Exhibit No. 10.23 to 2007 Form 10-K, and incorporated herein by reference)).

10.24	†	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.22 to Annual Report on Form 10-K for the year ended 2005, File No. 0-19271 (“2005 Form 10-K”), and incorporated herein by reference).

10.25	†	2008 Incentive Compensation Plan (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 13, 2008, File No. 0-19271, and incorporated herein by reference).

10.26		Purchase and Sale Agreement dated as of January 17, 2006, between the Company and CW Westbrook Limited Partnership (filed as Exhibit 10.23 to 2005 Form 10-K, and incorporated herein by reference).

10.27
Purchase and Sale Agreement among Osmetech plc, Osmetech Inc., Osmetech Technology Inc. and Osmetech GmbH and IDEXX Sciences, Inc. and IDEXX Laboratories, Inc. dated as of December 15, 2006 (filed as Exhibit No. 2.1 to Current Report on Form 8-K filed December 21, 2006, File No. 0-19271, and incorporated herein by reference).

10.28
Credit Agreement among the Company, as borrower, certain material subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, National Association, as administrative agent, and JPMorgan Chase Bank, National Association, Toronto Branch, as Toronto agent (filed as Exhibit No. 10.1 to Current Report on Form 8-K filed January 31, 2007, File No. 0-19271, and incorporated herein by reference).

10.29
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

Exhibit No.	Description

10.30
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

10.31
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