Form 10-Q
period 2009-03-31
IDEXX LABORATORIES INC /DE
filed 2009-04-24
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 59,013,088 on April 20, 2009.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$86,295	$78,868
Accounts receivable, less reserves of $2,124 in 2009 and $2,093 in 2008	115,253	111,498
Inventories	123,575	115,926
Deferred income tax assets, net	20,915	21,477
Other current assets	21,745	28,121

Total current assets	367,783	355,890
Property and equipment, net	186,708	189,646

Goodwill and other intangible assets, net	200,748	207,095
Other long-term assets, net	15,265	12,806

	216,013	219,901

TOTAL ASSETS	$770,504	$765,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,541	$28,006
Accrued expenses	29,482	32,857
Accrued employee compensation and related expenses	28,051	43,252
Accrued taxes	17,751	13,324
Accrued customer programs	16,193	15,183
Short-term debt	165,517	150,620
Current portion of long-term debt	777	765
Deferred revenue	10,831	11,285

Total current liabilities	292,143	295,292
Long-term Liabilities:
Deferred tax liabilities	12,339	11,933
Long-term debt, net of current portion	4,896	5,094
Deferred revenue	3,822	3,787
Other long-term liabilities	11,476	11,137

Total long-term liabilities	32,533	31,951

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 95,630 and 95,387 shares in 2009 and 2008, respectively	9,563	9,539
Additional paid-in capital	553,446	547,692
Deferred stock units: Outstanding: 113 and 102 units in 2009 and 2008, respectively	4,146	3,647
Retained earnings	728,102	702,031
Accumulated other comprehensive income (loss)	(2,981)	5,675
Treasury stock, at cost: 36,662 and 36,164 shares in 2009 and 2008, respectively	(846,448)	(830,390)

Total stockholders’ equity	445,828	438,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$770,504	$765,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Revenue:
Product revenue	$155,895	$168,990
Service revenue	80,560	80,084

	236,455	249,074
Cost of Revenue:
Cost of product revenue	59,267	64,541
Cost of service revenue	52,755	54,697

	112,022	119,238

Gross profit	124,433	129,836

Expenses:
Sales and marketing	40,985	44,001
General and administrative	29,068	29,821
Research and development	15,939	17,295

Income from operations	38,441	38,719
Interest expense	(640)	(1,031)
Interest income	244	546

Income before provision for income taxes	38,045	38,234
Provision for income taxes	11,974	10,683

Net income	$26,071	$27,551

Earnings per Share:
Basic	$0.44	$0.45

Diluted	$0.43	$0.43

Weighted Average Shares Outstanding:
Basic	59,172	60,865

Diluted	60,606	63,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities:
Net income	$26,071	$27,551
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	13,047	11,395
Decrease in deferred compensation expense	(100)	(131)
Provision for uncollectible accounts	246	523
Provision for (benefit of) deferred income taxes	1,465	(999)
Share-based compensation expense	2,930	2,878
Tax benefit from exercises of stock options and vesting of restricted stock units	(161)	(2,384)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,072)	(13,543)
Inventories	(8,067)	(477)
Other assets	179	(530)
Accounts payable	(4,315)	(7,539)
Accrued liabilities	(12,394)	(19,200)
Deferred revenue	(205)	(333)

Net cash provided (used) by operating activities	12,624	(2,789)
Cash Flows from Investing Activities:
Purchases of property and equipment	(9,114)	(17,049)
Proceeds from disposition of pharmaceutical product lines	1,377	—
Proceeds from sale of property and equipment	1,046	—
Acquisitions of equipment leased to customers	(188)	(226)
Acquisitions of intangible assets and businesses, net of cash acquired	—	(7,533)

Net cash used by investing activities	(6,879)	(24,808)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	15,019	67,942
Payment of other notes payable	(190)	(177)
Purchase of treasury stock	(14,986)	(51,355)
Proceeds from exercises of stock options and employee stock purchase plans	3,281	5,974
Tax benefit from exercises of stock options and vesting of restricted stock units	161	2,384

Net cash provided by financing activities	3,285	24,768
Net effect of exchange rates on cash	(1,603)	2,689

Net increase (decrease) in cash and cash equivalents	7,427	(140)
Cash and cash equivalents at beginning of period	78,868	60,360

Cash and cash equivalents at end of period	$86,295	$60,220

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,105	$1,182
Income taxes paid	$3,337	$15,343
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
The accompanying unaudited, condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The condensed balance sheet data at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited, condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the three months ended March 31, 2009, and our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations or financial position.
NOTE 2. ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2009 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
We adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which revised SFAS No. 141, “Business Combinations,” on January 1, 2009. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of business combinations. Among other things, SFAS No. 141(R) expands the definitions of a business and business combination, requires recognition of contingent consideration at fair value on the acquisition date and requires acquisition-related transaction costs to be expensed as incurred. As the provisions of SFAS No. 141(R) are applied prospectively, there was no impact of adoption on our financial position, results of operations, or cash flows.
We adopted the provisions SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for nonfinancial assets and nonfinancial liabilities, which were previously deferred by FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. SFAS 157-2”), on January 1, 2009. SFAS No. 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. Items to which the deferral under FSP No. SFAS 157-2 applied include nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, or recurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which are not disclosed at fair value in the consolidated financial statements. We did not have nonfinancial assets or nonfinancial liabilities covered by the provisions of SFAS No. 157 which required remeasurement upon adoption or during the three months ended March 31, 2009, and therefore there was no impact of adoption on our financial position, results of operations, or cash flows.

We adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), on January 1, 2009. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide enhanced disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. There was no impact of adoption of SFAS No. 160 on our financial position, results of operations or cash flows.
We adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”), on January 1, 2009. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 required additional disclosure only, and therefore did not have an impact on our financial position, results of operations, or cash flows. See Note 16 for a discussion of our derivative instruments and hedging activities.
We adopted the provisions of FSP Financial Accounting Standard (“FAS”) 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), on January 1, 2009. FSP FAS 142-3 amends SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. GAAP. As the provisions of FSP FAS 142-3 are applied prospectively, there was no impact of adoption on our financial position, results of operations, or cash flows.
NOTE 3. SHARE-BASED COMPENSATION
For the three months ended March 31, 2009, share-based compensation expense included $2.7 million for options, restricted stock units and deferred stock units with vesting conditions and $0.2 million for employee stock purchase rights. Expense for deferred stock units issued under our Director Deferred Compensation Plan without vesting conditions of $0.1 million for the three months ended March 31, 2009 and 2008 has been excluded from share-based compensation in the table below, as it relates to deferred stock units granted to directors in lieu of cash compensation. Share-based compensation expense has been included in our condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 as follows (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008

Cost of revenue	$218	$186
Sales and marketing	353	423
General and administrative	1,848	1,655
Research and development	443	547

Total	$2,862	$2,811

The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the three months ended March 31, 2009 and 2008 totaled $15.1 million and $17.9 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at March 31, 2009, before consideration of estimated forfeitures, was $42.8 million. We estimate that this cost will be reduced by approximately $3.9 million related to forfeitures. The weighted average remaining expense recognition period at March 31, 2009 was approximately 2.3 years.

Options
We determine the assumptions to be used in the valuation of option grants as of the date of grant. Differences in the terms of options granted to different segments of employees may necessitate distinct valuation assumptions for those segments. As such, we may use different assumptions during the fiscal year if we grant options at different dates or with varying terms. The weighted averages of the valuation assumptions used to determine the fair value of each option grant on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended
	March 31,
	2009	2008

Expected stock price volatility	30%	25%
Expected term, in years	4.8	4.9
Risk-free interest rate	1.6%	2.7%

Weighted average fair value of options granted	$9.97	$15.31
The total fair value of options that vested during the three months ended March 31, 2009 and 2008 was $9.5 million and $10.2 million, respectively.
Restricted and Other Deferred Stock Units with Vesting Conditions
The combined weighted average fair value per unit of restricted stock units and deferred stock units with vesting conditions granted during the three months ended March 31, 2009 and 2008 was $34.37 and $56.95, respectively.
NOTE 4. INVENTORIES
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2009	2008

Raw materials	$37,912	$32,575
Work-in-process	17,789	18,428
Finished goods	67,874	64,923

	$123,575	$115,926

NOTE 5. PROPERTY AND EQUIPMENT
Net property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Land and improvements	$7,127	$8,189
Buildings and improvements	89,936	90,042
Leasehold improvements	17,714	17,275
Machinery and equipment	105,110	106,632
Office furniture and equipment	76,447	74,885
Construction in progress	26,615	23,175

	322,949	320,198
Less accumulated depreciation and amortization	136,241	130,552

Total property and equipment, net	$186,708	$189,646

Depreciation expense was $9.9 million and $8.3 million for the three months ended March 31, 2009 and 2008, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets other than goodwill consisted of the following (in thousands):

	March 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$9,710	$4,524	$9,748	$4,306
Product rights (1)	31,127	13,425	32,187	13,180
Customer-related intangible assets (2)	51,599	12,627	52,642	11,844
Other, primarily noncompete agreements	6,131	3,401	6,268	3,188

	$98,567	$33,977	$100,845	$32,518

(1)	Product rights comprise certain technologies, licenses, trade names and contractual rights acquired from third parties.

(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.
Amortization expense of intangible assets was $2.4 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively.
Goodwill by segment consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

CAG segment	$107,723	$109,502
Water segment	12,596	12,757
Production animal segment	9,308	9,978
Other segment	6,531	6,531

	$136,158	$138,768

We did not enter into any acquisition-related transactions during the three months ended March 31, 2009. The changes in the cost of intangible assets other than goodwill and the changes in goodwill during the three months ended March 31, 2009 resulted from changes in foreign currency exchange rates.
NOTE 7. WARRANTY RESERVES
We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customers’ environment and costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data and projections of future costs, revisions to our estimated warranty liability would be required.
Following is a summary of changes in accrued warranty reserves during the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008

Balance, beginning of period	$2,837	$1,667
Provision for warranty expense	1,264	507
Change in estimate, balance beginning of period	(69)	(66)
Settlement of warranty liability	(926)	(547)

Balance, end of period	$3,106	$1,561

NOTE 8. DEBT
At March 31, 2009 we had $165.5 million outstanding under our unsecured short-term revolving credit facility (“Credit Facility”) with a weighted average interest rate of 1.1%, which approximates the rate that we would pay on additional borrowings with similar maturities under the Credit Facility at March 31, 2009. Of the total amount outstanding at March 31, 2009, $6.5 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. The applicable interest rates on our Credit Facility generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio.
In March 2009, we entered into two forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations. See Note 16 for a discussion of our derivative instruments and hedging activities.
NOTE 9. INCOME TAXES
Our effective income tax rates were 31.5% and 27.9% for the three months ended March 31, 2009 and 2008, respectively. The increase in the effective tax rate for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 relates primarily to a reduction in international deferred tax liabilities in 2008 due to a change in the statutory tax rates for a jurisdiction in which we operate. This non-recurring benefit of approximately $1.5 million reduced our effective income tax rate for the three months ended March 31, 2008 by 3.9 percentage points. The impact of the non-recurring item was partly offset by federal research and development tax incentives that were available for the three months ended March 31, 2009 due to a change in the tax law, but not available for the three months ended March 31, 2008.
NOTE 10. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008

Net income	$26,071	$27,551
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,093)	10,021
Change in fair value of foreign currency contracts classified as hedges, net of tax	(1,287)	(1,281)
Change in fair value of interest rate swaps classified as hedges, net of tax	(213)	—
Change in fair market value of investments, net of tax	(63)	(73)

Comprehensive income	$17,415	$36,218

NOTE 11. EARNINGS PER SHARE
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and other potentially dilutive securities using the treasury stock method, unless the effect is anti-dilutive.

The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008

Shares outstanding for basic earnings per share:
Weighted average shares outstanding	59,064	60,774
Weighted average vested deferred stock units outstanding	108	91

	59,172	60,865

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	59,172	60,865
Dilutive effect of options issued to employees and directors	1,386	2,590
Dilutive effect of restricted stock units issued to employees and directors	41	95
Dilutive effect of unvested deferred stock units issued to directors	7	8

	60,606	63,558

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
Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2009	2008

Weighted average number of shares underlying anti-dilutive options	1,432	451

Weighted average exercise price per underlying share of anti-dilutive options	$44.60	$52.62

Weighted average number of shares underlying anti-dilutive restricted stock units	302	92
The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	March 31,
	2009	2008

Closing price per share of our common stock	$34.58	$49.26

Number of shares underlying options with exercise prices below the closing price	4,382	4,999
Number of shares underlying options with exercise prices equal to or above the closing price	1,104	611

Total number of shares underlying outstanding options	5,486	5,610

NOTE 12. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Significant commitments, contingencies and guarantees at March 31, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in Note 12 to the consolidated financial statements.

NOTE 13. TREASURY STOCK
Our board of directors has authorized the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and financing activities and the share price.
From the inception of the program in August 1999 to March 31, 2009, we repurchased 36,255,000 shares for $837.5 million. From the inception of the program to March 31, 2009, we also received 408,000 shares of stock with a market value of $8.9 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, the vesting of restricted stock units and the settlement of deferred stock units, and in payment for the exercise price of stock options.
Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2009	2008

Shares acquired	499	973
Total cost of shares acquired	$16,058	$52,650
Average cost per share	$32.20	$54.10
NOTE 14. SEGMENT REPORTING
We are organized into business units by market and customer group. Our reportable segments include: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”), and products for production animal health, which we refer to as our Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. In addition, we maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services. Financial information about our Dairy and OPTI Medical operating segments and other activities are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments.
CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures, and distributes products to detect contaminants in water. PAS develops, designs, manufactures, and distributes products to detect disease in production animals. Dairy develops, designs, manufactures, and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. In connection with the restructuring of our pharmaceutical business at the end of 2008, we realigned two of our remaining pharmaceutical product lines to Rapid Assay products within our CAG segment, and realigned the remainder of our pharmaceutical business, which comprised one product line and two out-licensing arrangements, to the Other category. The segment information for the three months ended March 31, 2008 has been restated to conform to our presentation of reportable segments for the three months ended March 31, 2009. Previously, financial information related to the product lines realigned to Rapid Assay and the product line and out-licensing arrangement realigned to Other were included in the pharmaceutical business and reported in our CAG segment.
Items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses that do not align with one of our existing business or service categories, a portion of share-based compensation expense, interest income and expense, and income taxes. We allocate most of our share-based compensation expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, which is categorized as “unallocated amounts.”
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008 in Notes 3 and 17.

The following is the segment information (in thousands):

	For the Three Months Ended March 31,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2009
Revenues	$193,692	$15,851	$18,266	$8,646	$—	$236,455

Income (loss) from operations	$29,079	$7,312	$4,950	$129	$(3,029)	$38,441

Interest expense, net						396

Income before provision for income taxes						38,045
Provision for income taxes						11,974

Net income						$26,071

2008
Revenues	$202,791	$16,816	$21,162	$8,305	$—	$249,074

Income (loss) from operations	$29,124	$6,270	$5,828	$242	$(2,745)	$38,719

Interest expense, net						485

Income before provision for income taxes						38,234
Provision for income taxes						10,683

Net income						$27,551

Revenue by product and service category was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008

CAG segment revenue:
Instruments and consumables	$72,235	$75,610
Rapid assay products	37,677	38,711
Laboratory and consulting services	68,692	70,107
Practice information systems and digital radiography	15,034	15,025
Pharmaceutical products	54	3,338

CAG segment revenue	193,692	202,791

Water segment revenue	15,851	16,816
PAS segment revenue	18,266	21,162
Other segment revenue	8,646	8,305

Total revenue	$236,455	$249,074

NOTE 15. FAIR VALUE MEASUREMENTS
On January 1, 2008, we adopted the provisions of SFAS No. 157 for our financial assets and liabilities. We adopted the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, which were previously deferred by FSP No. SFAS 157-2, on January 1, 2009. SFAS No. 157 provides a framework for measuring fair value under U.S. GAAP and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investments in money market funds and marketable securities related to a deferred compensation plan assumed in a business combination. The liabilities associated with this plan relate to deferred compensation, which is indexed to the performance of the underlying investments.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets include unrealized gains and losses on foreign currency and interest rate hedge contracts, respectively.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2009, we had no Level 3 assets or liabilities.
The following tables set forth our financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2009 and December 31, 2008 by level within the fair value hierarchy. We did not have any nonfinancial assets or nonfinancial liabilities falling under the scope of FSP No. SFAS 157-2 which required remeasurement during the three months ended March 31, 2009. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009

Assets
Marketable securities (1)	$1,294	$—	$—	$1,294
Money market funds (2)	2,004	—	—	2,004
Foreign currency exchange contracts (3)	—	8,067	—	8,067
Liabilities
Deferred compensation (4)	1,294	—	—	1,294
Interest rate swaps (5)	—	338	—	338

(1)	Investments in marketable securities for a deferred compensation plan, which is included in other long-term assets.

(2)	Short-term investment in registered funds and included in cash and cash equivalents.

(3)	Unrealized gains on hedge contracts, included in other current assets. The notional value of these contracts is $118.1 million.

(4)	Deferred compensation liability associated with the above-mentioned marketable securities, included in other long-term liabilities.

(5)	Unrealized losses on fixed interest rate swaps designated as cash flow hedges, included in accrued expenses whereby we will receive variable interest rate payments in exchange for fixed interest payments on $80 million of borrowings outstanding beginning on March 31, 2010, extending through March 30, 2012.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Assets
Marketable securities (1)	$1,384	$—	$—	$1,384
Money market funds (2)	9,017	—	—	9,017
Foreign currency exchange contracts (3)	—	9,932	—	9,932
Liabilities
Deferred compensation (4)	1,384	—	—	1,384

(1)	Investments in marketable securities for a deferred compensation plan, which is included in other long-term assets.

(2)	Short-term investment in registered funds and included in cash and cash equivalents.

(3)	Unrealized gains on hedge contracts, included in other current assets. The notional value of these contracts is $97.7 million.

(4)	Deferred compensation liability associated with the above-mentioned marketable securities, included in other long-term liabilities.

NOTE 16. DERIVATIVE INSTRUMENTS AND HEDGING
On January 1, 2009, we adopted the provisions of SFAS No. 161, which requires entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.
We are exposed to certain risks related to our ongoing business operations. The primary risks that we manage by using derivative instruments are foreign currency exchange risk and interest rate risk. Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. Interest rate swaps are entered into to manage interest rate risk associated with our variable-rate debt.
SFAS No. 133 requires that derivative instruments be recognized on the balance sheet as either assets or liabilities at fair value. We have designated our forward currency exchange contracts and variable-to-fixed interest rate swaps as cash flow hedges.
Cash Flow Hedges
For derivative instruments that are designated as hedges, changes in the fair value of the derivative are recognized in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We de-designate derivative instruments from hedge accounting when the probability of the hedged transaction occurring becomes less than probable, but remains reasonably possible. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in other comprehensive income at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. There was no gain or loss recognized in earnings related to de-designated instruments during the three months ended March 31, 2009 or 2008. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value of the hedged item. There was no gain or loss recognized in earnings related to hedge ineffectiveness during the three months ended March 31, 2009 or 2008. At March 31, 2009 the estimated net amount of gains that are expected to be reclassified out of accumulated other comprehensive income and into earnings within the next 12 months is $7.9 million.
We enter into currency exchange contracts for amounts that are less than the full value of forecasted intercompany sales. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.
The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Market gains and losses are deferred in other current or long-term assets or accruals, as appropriate, until the contract matures, which is the period when the related obligation is settled. We primarily utilize forward exchange contracts with durations of less than 21 months.
In March 2009, we entered into two forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Under these agreements, the variable interest rate associated with $80 million of borrowings outstanding beginning on March 31, 2010 will effectively become fixed at 2% plus the Credit Spread through March 30, 2012. The critical terms of the interest rate swap agreements match the critical terms of the underlying borrowings, including notional amounts, underlying market indices, interest rate reset dates and maturity dates.

The notional amount of foreign currency contracts to hedge forecasted intercompany sales consisted of the following (in thousands):

	U.S. Dollar Equivalent
	March 31,	December 31,	March 31,
Currency Sold	2009	2008	2008

Euro	$48,843	$44,907	$51,132
British Pound	23,541	20,540	20,804
Canadian Dollar	24,740	16,960	14,420
Australian Dollar	6,414	3,641	5,350
Swiss Franc	—	—	854
Japanese Yen	7,253	6,318	4,755

	$110,791	$92,366	$97,315

	U.S. Dollar Equivalent
	March 31,	December 31,	March 31,
Currency Purchased	2009	2008	2008

Swiss Franc	$7,306	$5,383	$5,279
Japanese Yen	—	—	221

	$7,306	$5,383	$5,500

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	March 31,	December 31,	March 31,
	2009	2008	2008

Interest rate swap	$80,000	$—	$—

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

	Asset Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Other current assets	$8,022	Other current assets	$9,932

Derivatives not designated as hedging instruments under SFAS No. 133 (1)
Foreign exchange contracts	Other current assets	45	Other current assets	—

Total derivative instruments		$8,067		$9,932

Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swaps	Accrued expenses	$338	Accrued expenses	$—

(1)	Derivatives not designated as hedge instruments relate to foreign exchange contracts, originally entered into to hedge against the volatility associated with foreign currency transactions, where the probability of the hedged transaction occurring within the original specified period of time changed from probable to reasonably possible.

The effect of derivative instruments designated as cash flow hedges in accordance with SFAS No. 133 on the condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated
	Reclassified from OCI into	OCI into Income (Effective Portion)
Derivative instruments	Income (Effective Portion)	March 31, 2009	March 31, 2008

Foreign exchange contracts	Cost of revenue	$4,818	$(1,755)

The effect of derivative instruments designated as cash flow hedges in accordance with SFAS No. 133 on the condensed consolidated balance sheet for the three months ended March 31, 2009 and 2008 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative
	Instruments (Effective Portion)
Derivative instruments	March 31, 2009	March 31, 2008

Foreign exchange contracts, net of tax	$(1,287)	$(1,281)
Interest rate swaps, net of tax	(213)	—

Total loss, net of tax	(1,500)	(1,281)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance, the effect of economic downturns on our business performance, demand for our products, realizability of assets, future cash flow and uses of cash, future repurchases of common stock, future levels of indebtedness and capital spending, warranty expense, share-based compensation expense, and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. The risks and uncertainties discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.
• Business Overview
We operate primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as our Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. In addition, we maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services. Financial information about our Dairy and OPTI Medical operating segments and other activities are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. In connection with the restructuring of our pharmaceutical business at the end of 2008, we realigned two of our remaining pharmaceutical product lines to the Rapid Assay business, which is part of our CAG segment, and realigned the remainder of our pharmaceutical business, which comprised one product line and two out-licensing arrangements, to the Other category. Segment information presented for the three months ended March 31, 2008 has been restated to conform to our presentation of reportable segments for the three months ended March 31, 2009. See Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for financial information about our segments.
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
Items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses that do not align with one of our existing business or service categories, a portion of share-based compensation expense, interest income and expense, and income taxes. We allocate most of our share-based compensation expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company. In our segment disclosure of gross profit, operating expenses and operating income, these amounts are shown under the caption “unallocated amounts.”

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
Approximately 23% of our revenue is derived from products manufactured in the U.S. and sold internationally. Strengthening of the U.S. dollar relative to other currencies has a negative impact on our international revenues and on margins of products manufactured in the U.S. and sold internationally. In addition, to the extent that the U.S. dollar is stronger in future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The related impact on foreign currency denominated operating expenses and the impact of foreign currency hedge contracts in place partly offset this exposure. See also the section of this Quarterly Report on Form 10-Q captioned “Quantitative and Qualitative Disclosures About Market Risk.”
We believe that our financial results in the first quarter of 2009 continued to be negatively impacted by economic conditions that weakened over the course of 2008 due, in large part, to fewer patient visits to U.S. and European veterinary clinics for routine screening, preventative care and elective procedures. In the first quarter, we also began to see impacts to capital sales reflecting more cautious spending by veterinarians. These observations are consistent with other market data that is available to us, particularly with respect to changes in patient visits to U.S. veterinary medical hospitals. Beyond our companion animal business, we are also seeing economic impacts to non-regulatory Water testing volumes, driven by a decline in new home construction and reduced consumer willingness to spend on certain luxury items, such as vacation cruises.
While we expect these trends to continue in the near-term, we believe the fundamental drivers of demand in our served markets remain intact and that we will be well positioned to return to more historic growth rates when economies stabilize.
• Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2009 are consistent with those discussed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

• Results of Operations
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Revenue
Total Company. The following table presents revenue by operating segment:

For the Three Months Ended March 31,
							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2009	2008	Change	Change	Currency (1)	Divestitures (2)	Effect

CAG	$193,692	$202,791	$(9,099)	(4.5%)	(6.0%)	(1.6%)	3.1%
Water	15,851	16,816	(965)	(5.7%)	(8.3%)	—	2.6%
PAS	18,266	21,162	(2,896)	(13.7%)	(9.7%)	—	(4.0%)
Other	8,646	8,305	341	4.1%	(1.8%)	—	5.9%

Total	$236,455	$249,074	$(12,619)	(5.1%)	(6.4%)	(1.3%)	2.6%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended March 31, 2008 to the three months ended March 31, 2009.

(2)	Represents the percentage change in revenue during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested subsequent to December 31, 2007.
Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Three Months Ended March 31,
							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2009	2008	Change	Change	Currency (1)	Divestitures (2)	Effect

Instruments and consumables	$72,235	$75,610	$(3,375)	(4.5%)	(7.3%)	—	2.8%
Rapid assay products	37,677	38,711	(1,034)	(2.7%)	(1.7%)	—	(1.0%)
Laboratory and consulting services	68,692	70,107	(1,415)	(2.0%)	(7.8%)	—	5.8%
Practice information management systems and digital radiography	15,034	15,025	9	0.1%	(3.0%)	—	3.1%
Pharmaceutical products	54	3,338	(3,284)	(98.4%)	—	(100.0%)	1.6%

Net CAG revenue	$193,692	$202,791	$(9,099)	(4.5%)	(6.0%)	(1.6%)	3.1%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended March 31, 2008 to the three months ended March 31, 2009.

(2)	Represents the percentage change in revenue during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested subsequent to December 31, 2007.
The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from businesses acquired or revenues lost from businesses divested subsequent to December 31, 2007.
Instruments and consumables revenue increased due to higher instrument sales volumes and higher average unit sales prices realized on most of our consumable products, primarily on slides that are sold for use in our chemistry analyzers, partly offset by lower consumables sales volume. Higher instrument sales volumes were driven by sales of Catalyst Dx™ chemistry analyzers and SNAPshot Dx® analyzers, which were both launched at the end of the first quarter of 2008. The increase in volume due to the placements of these instruments was partly offset by a decrease in sales of most of our other IDEXX VetLab® instruments, due primarily to a shift in focus of our sales team to our newer instruments. The decrease in the volume of consumables was due primarily to reductions in distributor inventories, partly offset by higher volume of sales of consumables used with our newer instruments. Higher instrument service revenue was due to the increase in number of instruments covered under service contracts as our active installed base of instruments continued to increase. The impact from changes in distributors’ inventory levels reduced reported instruments and consumables revenue growth by 3%.

The decrease in rapid assay sales was due to changes in distributor inventories, partially offset by higher practice-level sales. The increase in practice-level sales was due primarily to higher sales volumes of canine combination test products, resulting from customer purchase programs offering promotional discounting on purchases made in the first quarter. The favorable impact that the promotional programs had on sales volume was partly offset by the unfavorable impact of the programs on average unit sales prices. The impact from changes in distributors’ inventory levels reduced reported rapid assay revenue growth by 5%.
The increase in sales of laboratory and consulting services was primarily driven by the impact of price increases.
The increase in sales of practice information management systems and digital radiography resulted primarily from higher sales volumes of companion animal radiography systems and, to a lesser extent, increased sales of hardware and peripheral equipment used with practice information management systems. These favorable impacts were partly offset by lower sales volumes of equine digital radiography systems and lower average unit prices for companion animal radiography systems.
Pharmaceutical revenue was not significant in the first quarter of 2009. In the fourth quarter of 2008, we sold a substantial portion of our pharmaceutical assets and product lines, and therefore will not have recurring pharmaceutical product revenue beyond the first quarter of 2009. We have retained certain intellectual property and licenses for developed products as well as certain less significant product lines, which have been reassigned to other business units.
Water. The decrease in Water revenue resulted primarily from the unfavorable impact of currency exchange rates and lower sales volume of our Colilert® product, partly offset by higher average unit sales prices. Higher average unit sales prices were attributable to higher relative sales in geographies where products are sold at higher average unit sales prices, and to the impact of first-quarter price increases for certain products sold in the U.S. and other regions. The unfavorable impact of currency exchange rates reduced reported Water revenue by 8%.
Production Animal Segment. The decrease in PAS revenue resulted primarily from the unfavorable impact of currency exchange rates, which reduced reported PAS revenue by 10%, and from lower average unit sales prices for certain bovine tests, partly offset by higher average unit sales prices for our poultry tests.
Other. The increase in Other operating units revenue was due primarily to higher sales volume of OPTI Medical products and of Dairy SNAP® antibiotic residue tests.
Gross Profit
Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Three Months Ended March 31,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$96,442	49.8%	$101,554	50.1%	$(5,112)	(5.0%)
Water	11,156	70.4%	10,315	61.3%	841	8.2%
PAS	13,108	71.8%	14,233	67.3%	(1,125)	(7.9%)
Other	3,548	41.0%	3,558	42.8%	(10)	(0.3%)
Unallocated amounts	179	N/A	176	N/A	3	1.7%

Total Company	$124,433	52.6%	$129,836	52.1%	$(5,403)	(4.2%)

Companion Animal Group. Gross profit for CAG decreased due to overall lower sales volume and a slight decrease in the gross profit percentage. The decrease in the gross profit percentage was due primarily to higher costs of instrument service relating to the larger installed base of IDEXX VetLab® instruments and higher relative sales of lower margin laboratory and consulting services and IDEXX VetLab® instruments. These unfavorable impacts were partly offset by the favorable impact of foreign currency hedge contracts and the favorable currency impact of foreign currency denominated expenses, net of the unfavorable impact that strengthening of the U.S. Dollar had on sales denominated in foreign currencies, and the impact of higher selling prices.
Water. Gross profit for Water increased due to an increase in the gross profit percentage to 70% from 61%. The increase in the gross profit percentage was due primarily to the favorable impact of foreign currency hedge contracts and the favorable currency impact of foreign currency denominated expenses, net of the unfavorable impact that strengthening of the U.S. Dollar had on sales denominated in foreign currencies. The gross profit percentage was also favorably impacted by the non-recurrence of discrete costs incurred in the first quarter of 2008 in connection with a discontinued project to qualify a second source supplier for certain products, by lower royalty costs, and by higher average unit sales prices.
Production Animal Segment. Gross profit for PAS decreased due to lower sales volume, partly offset by an increase in the gross profit percentage to 72% from 67%. The increase in the gross profit percentage was due primarily to the favorable impact of foreign currency hedge contracts and the favorable currency impact of foreign currency denominated expenses, net of the unfavorable impact that strengthening of the U.S. Dollar had on sales denominated in foreign currencies and, to a lesser extent, to higher relative sales of higher margin products, and to lower royalty costs. These favorable items were partly offset by the impact of revenue recognized in 2008 on shipments prior to January 1, 2008 to a customer for which we recognize revenue on the cash basis of accounting due to uncertain collectibility.
Other. Gross profit for Other operating units decreased slightly as higher sales volumes were predominantly offset by a decrease in the gross profit percentage to 41% from 43%. The decrease in the gross profit percentage was due primarily to comparatively higher costs of production and relatively higher sales of Dairy SNAP® antibiotic residue tests in geographies where the products are sold at lower unit prices. These unfavorable impacts were partly offset by the favorable impact of foreign currency hedge contracts and the favorable currency impact of foreign currency denominated expenses, net of the unfavorable impact that strengthening of the U.S. Dollar had on sales denominated in foreign currencies.
Operating Expenses and Operating Income
Total Company. The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended March 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$67,363	34.8%	$72,430	35.7%	$(5,067)	(7.0%)
Water	3,844	24.3%	4,045	24.1%	(201)	(5.0%)
PAS	8,158	44.7%	8,405	39.7%	(247)	(2.9%)
Other	3,419	39.5%	3,316	39.9%	103	3.1%
Unallocated amounts	3,208	N/A	2,921	N/A	287	9.8%

Total Company	$85,992	36.4%	$91,117	36.6%	$(5,125)	(5.6%)

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$29,079	15.0%	$29,124	14.4%	$(45)	(0.2%)
Water	7,312	46.1%	6,270	37.3%	1,042	16.6%
PAS	4,950	27.1%	5,828	27.5%	(878)	(15.1%)
Other	129	1.5%	242	2.9%	(113)	(46.7%)
Unallocated amounts	(3,029)	N/A	(2,745)	N/A	(284)	(10.3%)

Total Company	$38,441	16.3%	$38,719	15.5%	$(278)	(0.7%)

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Three Months Ended March 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$34,844	18.0%	$37,299	18.4%	$(2,455)	(6.6%)
General and administrative	22,822	11.8%	23,888	11.8%	(1,066)	(4.5%)
Research and development	9,697	5.0%	11,243	5.5%	(1,546)	(13.8%)

Total operating expenses	$67,363	34.8%	$72,430	35.7%	$(5,067)	(7.0%)

In the fourth quarter of 2008, we sold a substantial portion of our pharmaceutical assets and product lines and restructured the remainder of this business. As a result, we have not incurred meaningful expenses related to this business in the first quarter of 2009 and will not incur meaningful expenses in the future. This impact on sales and marketing expense, general and administrative expense and research and development expense is referred to in the following operating expense analysis as the impact of “the pharmaceutical transaction.”
The decrease in sales and marketing expense resulted primarily from the favorable impacts of exchange rates on foreign currency denominated expenses and from the pharmaceutical transaction noted above. To a lesser extent, lower spending on sales commissions and marketing programs also reduced sales and marketing expense. These decreases were partly offset by higher personnel costs due, in part, to the addition of customer service, marketing and sales personnel. The decrease in general and administrative expense resulted primarily from lower spending on corporate support functions and lower personnel costs due, in part, to decreased personnel. The decrease in research and development expense resulted primarily from a decrease in spending due to the pharmaceutical transaction noted above and, to a lesser extent, decreased development spending related to our recently launched chemistry analyzer, Catalyst Dx™, which we began shipping to customers at the end of the first quarter of 2008.
Water. The following table presents Water expenses by functional area:

For the Three Months Ended March 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$1,746	11.0%	$1,999	11.9%	$(253)	(12.7%)
General and administrative	1,477	9.3%	1,493	8.9%	(16)	(1.1%)
Research and development	621	3.9%	553	3.3%	68	12.3%

Total operating expenses	$3,844	24.3%	$4,045	24.1%	$(201)	(5.0%)

The decrease in sales and marketing expense resulted primarily from the impact of exchange rates on foreign currency denominated expenses and, to a lesser extent, lower travel costs. The decrease in general and administrative expense was the result of lower legal expenses. The increase in research and development expense was due primarily to an increase in spending on research and development supplies and materials.
Production Animal Segment. The following table presents PAS operating expenses by functional area:

For the Three Months Ended March 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$2,936	16.1%	$3,398	16.1%	$(462)	(13.6%)
General and administrative	3,189	17.5%	3,126	14.8%	63	2.0%
Research and development	2,033	11.1%	1,881	8.9%	152	8.1%

Total operating expenses	$8,158	44.7%	$8,405	39.7%	$(247)	(2.9%)

The decrease in sales and marketing expense resulted primarily from lower personnel and personnel-related costs associated with lower spending on commissions and lower personnel. To a lesser extent, the favorable impact of exchange rates on foreign currency denominated expenses also contributed to lower sales and marketing expense. The increase in general and administrative expense resulted primarily from increased personnel costs, partly offset by lower bad debt expense and reduced amortization expense related to intangible assets. The increase in research and development expense resulted primarily from an increase in spending on third-party consulting firms used to conduct research and on research and development supplies, partly offset by the favorable impact of exchange rates on foreign currency denominated expenses.

Other. Operating expenses for Other operating units increased $0.1 million to $3.4 million for the three months ended March 31, 2009 due primarily to higher personnel costs.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $0.3 million to $3.2 million for the three months ended March 31, 2009 due primarily to the accrual of lease costs for a facility that we have vacated and not yet subleased.
Interest Income and Interest Expense
Interest income was $0.2 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively. Lower effective interest rates were partly offset by higher average invested cash balances during the three months ended March 31, 2009 as compared to 2008.
Interest expense was $0.6 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. Lower effective interest rates on outstanding debt balances were partly offset by incremental borrowings under our revolving credit facility during the three months ended March 31, 2009 as compared to 2008.
Provision for Income Taxes
Our effective income tax rates were 31.5% and 27.9% for the three months ended March 31, 2009 and 2008, respectively. The increase in the effective tax rate for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 relates primarily to a reduction in international deferred tax liabilities in 2008 due to a change in the statutory tax rates for a jurisdiction in which we operate. This non-recurring benefit of approximately $1.5 million reduced our effective income tax rate for the three months ended March 31, 2008 by 3.9 percentage points. The impact of the non-recurring item was partly offset by federal research and development tax incentives that were available for the three months ended March 31, 2009 due to a change in the tax law, but not available for the three months ended March 31, 2008.
• Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 3(q) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
• Liquidity and Capital Resources
Liquidity
We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our unsecured short-term revolving credit facility (“Credit Facility”). At March 31, 2009 and December 31, 2008, we had $86.3 million and $78.9 million, respectively, of cash and cash equivalents, and working capital of $75.6 million and $60.6 million, respectively. Additionally, at March 31, 2009, we had remaining borrowing availability under our Credit Facility of $34.5 million. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our Credit Facility will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs. We further believe that we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. However, based on the current credit market, we believe that the interest rates, financial covenants and other terms of such borrowings would be less favorable than those applicable to our current Credit Facility and those which otherwise would have been available historically.
We consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the U.S. Changes to this policy could have adverse tax consequences. Subject to this policy, we manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without legal restrictions to fund ordinary business operations outside the U.S.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2008	2008	2008	2008

Days sales outstanding	43.8	41.9	42.3	39.9	42.6
Inventory turns	1.6	2.0	1.9	2.1	2.0
Sources and Uses of Cash
Cash provided by operating activities was $12.6 million for the three months ended March 31, 2009, compared to cash used of $2.8 million for the same period in 2008. We historically have experienced proportionally lower or net negative cash flows from operating activities during the first quarter and proportionally higher or net positive cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:
•	Accounts receivable are historically higher in the first quarter of the year due to seasonality of certain products.

•	We have management and non-management employee incentive programs that provide for the payment of annual bonuses in the first quarter following the year for which the bonuses were earned.

•	We have agreements with certain suppliers that require us to make minimum annual inventory purchases, in some cases in order to retain exclusive distribution rights, and we have other agreements with suppliers that provide for lower pricing based on annual purchase volumes. We may place a higher volume of purchase orders for inventory during the fourth quarter in order to meet our minimum commitments or realize volume pricing discounts and we receive that inventory in the fourth or first quarters and pay in the first quarter. The specific facts and circumstances that we consider in determining the timing and level of inventory purchases throughout the year related to these agreements may yield inconsistent cash flows from operations, most typically in the first and fourth quarters.
The total of net income and net non-cash charges was $43.5 million for the three months ended March 31, 2009, compared to $38.8 million for the same period in 2008. During the three months ended March 31, 2009, cash decreased by $30.9 million due to changes in operating assets and liabilities, compared to a decrease in the same period of 2008 of $41.6 million, resulting in a year-to-year increase in cash of $10.7 million. The decrease in cash used by changes in operating assets and liabilities, compared to 2008, was primarily attributable to $10.0 million incremental cash provided by a smaller reduction in accrued expenses and accounts payable and $7.5 million less cash used to generate changes in accounts receivable. These increases in cash were partly offset by an incremental decrease in cash of $7.6 million caused by increases in inventories. The incremental cash provided by changes in accrued expenses was due primarily to the timing of tax payments made in 2008 as compared to 2009.
An unusually high balance of VetTest® slide inventory existed at the end of the fourth quarter of 2007 due to the timing of receipts of shipments. This in turn resulted in an unusually high accounts payable balance due to our supplier of these slides. This payable was paid in the first quarter of 2008 and the accounts payable balance returned to normal levels by the end of the first quarter of 2008. This large payment drove a higher amount of cash used by accounts payable in the first three months of 2008 as compared to the same period of 2009. The unusually high balance of VetTest® slide inventory at the end of 2007 also normalized by the end of the first quarter of 2008, which drove less cash used to purchase inventory in the first quarter of 2008 as compared to the first quarter of 2009. The incremental cash provided by decreases in accounts receivable was due to slower sales growth in the first three months of 2009 compared to the same period of the prior year.
Cash used by investing activities was $6.9 million for the three months ended March 31, 2009, compared to cash used of $24.8 million for the same period of 2008. The decrease in cash used by investing activities for 2009, compared to 2008, was due primarily to $7.9 million less cash used for purchases of property and equipment, and $7.5 million less cash used for business acquisitions and purchases of other assets not comprising businesses.
The decrease in purchases of property and equipment was primarily attributable to lower spending on the renovation and expansion of our headquarters facility in Westbrook, Maine. We paid $9.1 million to purchase fixed assets during the three months ended March 31, 2009. Our total capital expenditure plan for 2009 is approximately $55 million, which includes approximately $24 million for the renovation and expansion of our headquarters facility.

We did not enter into any acquisition-related transactions during the three months ended March 31, 2009. We paid $6.8 million and assumed liabilities of $0.1 million to acquire businesses and certain intangible assets that did not comprise businesses during the three months ended March 31, 2008. We also made purchase price payments of $0.7 million related to the achievement of milestones achieved by certain businesses acquired in prior years.
At March 31, 2009 we had $165.5 million outstanding under our Credit Facility, of which $6.5 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. The applicable interest rates on the Credit Facility generally range from 0.375 to 0.875 percentage points above the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”), dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At March 31, 2009 we were in compliance with the covenants of the Credit Facility. Compared to March 31, 2008, the total amount outstanding under our Credit Facility had increased $25.6 million. Cash received from borrowings was primarily used to repurchase shares of our common stock.
Our board of directors has authorized the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to March 31, 2009, we repurchased 36,255,000 shares. Cash used to repurchase shares during the three months ended March 31, 2009 and 2008 was $15.0 million and $51.4 million, respectively. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.
Other Commitments, Contingencies and Guarantees
Significant commitments, contingencies and guarantees at March 31, 2009 are consistent with those discussed in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our financial market risk consists primarily of foreign currency exchange rate risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations are in the U.S., but we distribute our products worldwide both through direct export and through our subsidiaries. Our primary foreign currency transaction risk consists of intercompany sales of product and we attempt to mitigate this risk through our hedging program described below. For the three months ended March 31, 2009, approximately 23% of our revenues were derived from products manufactured in the U.S. and sold internationally. Our subsidiaries in 17 foreign countries use the local currency as their functional currency.
The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Market gains and losses are deferred in other current or long-term assets or accruals, as appropriate, until the contract matures, which is the period when the related obligation is settled. We primarily utilize forward exchange contracts with durations of less than 21 months.
Our subsidiaries enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with their anticipated intercompany inventory purchases for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions.

We identify foreign currency exchange risk by regularly monitoring our transactions denominated in foreign currencies. We attempt to mitigate currency risk by hedging the majority of our cash flow on intercompany sales to minimize foreign currency exposure. Currency exposure on large purchases of foreign currency denominated products are evaluated in our hedging program and used as natural hedges to offset identified hedge requirements related to intercompany sales.
Our hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the three months ended March 31, 2009. We enter into forward currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of operations. Our hedging strategy related to intercompany inventory purchases is to employ the full amount of our hedges for the following year at the conclusion of our budgeting process, which is complete by the end of the year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the following year that are in excess of amounts previously hedged. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.
We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk. The notional amount of foreign currency contracts to hedge forecasted intercompany sales outstanding at March 31, 2009 and 2008 was $118.1 million and $102.8 million, respectively. At March 31, 2009, we had $5.6 million in net unrealized gains on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $2.5 million in taxes.
We are subject to interest rate risk based on the terms of our Credit Facility to the extent that the LIBOR increases or the CDOR increases. Borrowings under our Credit Facility bear interest in the range from 0.375 to 0.875 percentage points (“Credit Spread”) above the LIBOR or the CDOR, dependent on our consolidated leverage ratio, and the interest period terms for the outstanding borrowings, which range from one to six months. As discussed below, we have entered into forward fixed interest rate swaps to mitigate interest rate risk in future periods commencing March 31, 2010. Borrowings outstanding at March 31, 2009 were $165.5 million at a weighted-average interest rate of 1.1%. An increase in the LIBOR or the CDOR of 1% would increase interest expense by approximately $1.7 million annually.
In March 2009, we entered into two forward fixed interest rate swap agreements for an aggregate notional amount of $80 million to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Under these agreements, we will effectively fix our interest exposure on $80 million of our outstanding borrowings for the period commencing March 31, 2010, through March 30, 2012 by converting our variable interest rate payments to fixed interest rate payments at 2% plus the Credit Spread. The critical terms of the fixed interest rate swap agreements match the critical terms of the underlying borrowings, including notional amounts, underlying market indices, interest rate reset dates and maturity dates. Accordingly, we have designated these swaps as qualifying instruments to be accounted for as cash flow hedges pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” See Note 16 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our derivative instruments and hedging activities.
For quantitative and qualitative disclosures about market risk affecting IDEXX, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2008.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2009, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On June 30, 2006, Cyntegra, Inc. filed suit against us in the U.S. District Court for the Central District of California alleging that we had violated U.S. federal antitrust laws and California state unfair trade practices laws. The complaint alleged, among other things, that we were monopolizing the U.S. market for companion animal diagnostic products. The plaintiff sought injunctive relief and damages for purported lost sales. On October 26, 2007, the trial court granted summary judgment in our favor on all of Cyntegra’s claims and dismissed the suit. Cyntegra appealed this decision to the U.S. Court of Appeals for the Ninth Circuit. Cyntegra filed its opening brief on appeal on May 30, 2008; we filed our opposition brief on July 2, 2008; and Cyntegra filed its reply brief on July 16, 2008. Oral argument before the Court of Appeals was held on April 13, 2009. We anticipate a decision from the Appeals Court during the second quarter of 2009. Until then, the trial court judgment in our favor remains in place. We will continue to defend ourselves vigorously, as we believe Cyntegra’s claims are without merit.
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
•	Developing, manufacturing and marketing innovative new in-house laboratory analyzers such as Catalyst Dx™ and SNAPshot Dx® that drive sales of IDEXX VetLab® instruments, grow our installed base of instruments, and create a recurring revenue stream from consumable products;

•	Developing and introducing new proprietary diagnostic tests and services that effectively differentiate our products and services from those of our competitors;

•	Achieving the benefits of economies of scale in our worldwide reference laboratory business;

•	Increasing the value to our customers of our companion animal products and services by enhancing the integration of these products;

•	Growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.; and

•	Developing and implementing new technology and licensing strategies; and identifying, completing and integrating acquisitions that enhance our existing businesses or create new business or geographic areas for us.
If we are unsuccessful in implementing some or all of these strategies, our rate of growth or profitability may be negatively impacted.
A Weak Economy Could Result in Reduced Demand for Our Products and Services
A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of pet visits to veterinary hospitals and the practices of veterinarians with respect to diagnostic testing. Economic weakness in our significant markets could cause pet owners to skip or defer visits to veterinary hospitals or could affect their willingness to treat certain pet health conditions, approve certain diagnostic tests, or continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests. A decline in pet visits to the hospital, in the willingness of pet owners to treat certain health conditions or approve certain tests, in pet ownership, or in the inclination of veterinarians to recommend certain tests could result in a decrease in diagnostic testing, and therefore in our sales of diagnostic products and services.
Disruption in Financial and Currency Markets Could Have a Negative Effect on Our Business
As widely reported, financial markets in the U.S., Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in exchange rates and security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets may adversely affect the ability of customers to obtain financing for significant purchases and operations and could result in a decrease in orders for our products and services. The inability of pet owners to obtain consumer credit could lead to a decline in pet visits to the veterinarian, which could result in a decrease in diagnostic testing. Likewise, a decrease in diagnostic testing could negatively impact the financial condition of the veterinary practices that are our customers, which may inhibit their ability to pay us amounts owed for products delivered or services provided. In addition, although current economic conditions have not impacted our ability to access credit markets and finance our operations, further deterioration in financial markets could adversely affect our access to capital. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.
Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business
Strengthening of the rate of exchange for the U.S. Dollar against the Euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Australian Dollar adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the margins on products manufactured in the U.S. and exported to international markets. For the three months ended March 31, 2009 approximately 23% of IDEXX sales were a result of exports from the U.S.

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
Various Government Regulations Could Limit or Delay Our Ability to Market and Sell Our Products
In the U.S., the manufacture and sale of our products are regulated by agencies such as the United States Department of Agriculture (“USDA”), the U.S. Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale in the U.S. Our water testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our dairy testing products require approval by the FDA. The manufacture and sale of our OPTI® line of human point-of-care electrolytes and blood gas analyzers are regulated by the FDA and these products require approval by the FDA before they may be sold commercially in the U.S. The manufacture and sale of our products are subject to similar laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or removals of our products from the market, which could have a material adverse effect on our results of operations. In addition, delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.
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
Effective January 1, 2009, testing of water supplies for Cryptosporidium is no longer required by regulation in England or Wales. Our customers in these countries may voluntarily continue to test for Cryptosporidium and we have not seen a significant decrease in testing in the first quarter of 2009. However, we may lose sales of Filta-Max® products in the future to customers in England and Wales who have tested solely based on regulatory requirements. Our sales of Filta-Max® products in England and Wales were $0.5 million for the three months ended March 31, 2009.
Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for bovine spongiform encephalopathy (“BSE”) in the European Union was increased from 30 months to 48 months, which has been estimated to reduce the population of cattle tested by approximately 30%. As a result, we believe that we are likely to lose a portion of our sales of post-mortem test for BSE.

Consolidation of Veterinary Hospitals Could Negatively Affect Our Business
An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include VCA Antech, Inc., National Veterinary Associates, and Banfield, The Pet Hospital, each of which is currently a customer of IDEXX. A similar trend exists in the U.K. and may in the future also develop in other countries. Corporate owners of veterinary hospitals could attempt to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results. In addition, certain corporate owners, most notably VCA Antech, our primary competitor in the U.S. and Canadian markets for reference laboratory services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies are likely to use their laboratory services almost exclusively. In addition, because these companies compete with us in the laboratory services business, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.
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
Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results
For the three months ended March 31, 2009, 38% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts and natural hedges to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins. Additionally, a strengthening U.S. dollar could negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2009, we repurchased common shares as described below:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

January 1 to January 31, 2009	190,152	$31.50	190,152	4,022,512
February 1 to February 28, 2009	182,886	33.31	151,800	3,870,712
March 1 to March 31, 2009	125,697	31.64	125,575	3,745,137

Total	498,735	$32.20	467,527	3,745,137

Our board of directors has approved the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, and February 13, 2008 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended March 31, 2009, and no repurchase plans expired during the period. Repurchases of 467,527 shares were made during the three months ended March 31, 2009 in open market transactions.
During the three months ended March 31, 2009, we received 31,208 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

IDEXX LABORATORIES, INC.
Date: April 24, 2009	/s/ Merilee Raines
Merilee Raines
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.