Form 10-Q
period 2009-06-30
IDEXX LABORATORIES INC /DE
filed 2009-07-24
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 58,597,797 on July 20, 2009.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$103,744	$78,868
Accounts receivable, less reserves of $2,436 in 2009 and $2,093 in 2008	118,782	111,498
Inventories	122,924	115,926
Deferred income tax assets	22,710	21,477
Other current assets	16,177	28,121

Total current assets	384,337	355,890
Property and equipment, net	189,660	189,646

Goodwill and other intangible assets, net	207,682	207,095
Other long-term assets, net	16,831	12,806

	224,513	219,901

TOTAL ASSETS	$798,510	$765,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,472	$28,006
Accrued expenses	33,548	32,857
Accrued employee compensation and related expenses	37,623	43,252
Accrued taxes	10,993	13,324
Accrued customer programs	18,054	15,183
Current portion of line of credit	74,798	150,620
Current portion of long-term debt	788	765
Deferred revenue	10,834	11,285

Total current liabilities	213,110	295,292
Long-term Liabilities:
Deferred tax liabilities	13,819	11,933
Line of credit, net of current portion	80,000	—
Long-term debt, net of current portion	4,694	5,094
Deferred revenue	3,884	3,787
Other long-term liabilities	12,429	11,137

Total long-term liabilities	114,826	31,951

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 95,826 and 95,387 shares in 2009 and 2008, respectively	9,583	9,539
Additional paid-in capital	561,454	547,692
Deferred stock units: Outstanding: 115 and 102 units in 2009 and 2008, respectively	4,208	3,647
Retained earnings	761,769	702,031
Accumulated other comprehensive income	4,766	5,675
Treasury stock, at cost: 37,256 and 36,164 shares in 2009 and 2008, respectively	(871,206)	(830,390)

Total stockholders’ equity	470,574	438,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$798,510	$765,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue:
Product revenue	$176,066	$190,488	$331,961	$359,478
Service revenue	89,657	90,082	170,217	170,166

	265,723	280,570	502,178	529,644
Cost of Revenue:
Cost of product revenue	71,304	70,738	130,571	135,279
Cost of service revenue	55,979	58,572	108,734	113,269

	127,283	129,310	239,305	248,548

Gross profit	138,440	151,260	262,873	281,096

Expenses:
Sales and marketing	41,876	44,214	82,861	88,215
General and administrative	30,794	29,881	59,862	59,702
Research and development	16,594	18,274	32,533	35,569

Income from operations	49,176	58,891	87,617	97,610
Interest expense	(459)	(1,213)	(1,099)	(2,244)
Interest income	56	570	300	1,116

Income before provision for income taxes	48,773	58,248	86,818	96,482
Provision for income taxes	15,106	18,884	27,080	29,567

Net income	$33,667	$39,364	$59,738	$66,915

Earnings per Share:
Basic	$0.57	$0.66	$1.01	$1.11

Diluted	$0.55	$0.63	$0.98	$1.06

Weighted Average Shares Outstanding:
Basic	58,911	60,029	59,041	60,448

Diluted	60,697	62,440	60,688	63,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$59,738	$66,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,712	23,496
Loss on disposal of property and equipment	2,177	484
Increase (decrease) in deferred compensation expense	159	(31)
Write-down of marketable securities	150	—
Provision for uncollectible accounts	654	824
Provision for deferred income taxes	1,239	181
Share-based compensation expense	5,941	5,598
Tax benefit from exercises of stock options and vesting of restricted stock units	(1,355)	(3,198)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,101)	(9,495)
Inventories	(6,876)	(6,960)
Other assets	(2,768)	(130)
Accounts payable	(1,684)	(7,447)
Accrued liabilities	(3,423)	(1,846)
Deferred revenue	(682)	(251)

Net cash provided by operating activities	70,881	68,140
Cash Flows from Investing Activities:
Purchases of property and equipment	(21,087)	(42,564)
Proceeds from disposition of pharmaceutical product lines	1,377	—
Proceeds from sale of property and equipment	1,076	—
Acquisitions of equipment leased to customers	(273)	(429)
Acquisitions of intangible assets and businesses, net of cash acquired	—	(8,514)

Net cash used by investing activities	(18,907)	(51,507)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	3,782	85,948
Payment of other notes payable	(436)	(357)
Purchase of treasury stock	(39,725)	(102,331)
Proceeds from exercises of stock options and employee stock purchase plans	6,888	9,174
Tax benefit from exercises of stock options and vesting of restricted stock units	1,355	3,198

Net cash used by financing activities	(28,136)	(4,368)
Net effect of changes in exchange rates on cash	1,038	2,640

Net increase in cash and cash equivalents	24,876	14,905
Cash and cash equivalents at beginning of period	78,868	60,360

Cash and cash equivalents at end of period	$103,744	$75,265

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,734	$2,152
Income taxes paid	$22,674	$30,273
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
The accompanying unaudited, condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The condensed balance sheet data at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited, condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, and our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations or financial position.
NOTE 2. ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2009 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
We adopted the provisions SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for nonfinancial assets and nonfinancial liabilities, which were previously deferred by FASB Staff Position (“FSP”) No. SFAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. SFAS 157-2”), on January 1, 2009. SFAS No. 157 establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. Items to which the deferral under FSP No. SFAS 157-2 applied include nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, or recurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which are not disclosed at fair value in the consolidated financial statements. We did not have nonfinancial assets or nonfinancial liabilities covered by the provisions of SFAS No. 157 which required remeasurement upon adoption or during the six months ended June 30, 2009, and therefore there was no impact of adoption on our financial position, results of operations, or cash flows.

We adopted the provisions of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), on January 1, 2009. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide enhanced disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The impact of adoption of SFAS No. 160 on our financial position, results of operations and cash flows was not significant.
We adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”), on January 1, 2009. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. This standard requires enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 required additional disclosure only, and therefore did not have an impact on our financial position, results of operations, or cash flows. See Note 16 for a discussion of our derivative instruments and hedging activities.
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
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have an impact on our financial position, results of operations or cash flows.
We adopted the provisions of FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), on June 30, 2009. FSP FAS 107-1 and APB 28-1 amended SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in additional disclosures only in our interim financial statements, and therefore did not impact our financial position, results of operations or cash flows. See Note 8 for the carrying amount of our long-term debt and for a discussion of interest rate risk regarding our revolving credit facility, Note 15 for discussion of fair value measurements and Note 16 for a discussion of our derivative instruments and hedging activities.
We adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), as of June 30, 2009. SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 requires additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through July 24, 2009, the date we have issued this Quarterly Report on Form 10-Q.

NOTE 3. SHARE-BASED COMPENSATION
For the six months ended June 30, 2009, share-based compensation expense included $5.5 million for options, restricted stock units and deferred stock units with vesting conditions and $0.3 million for employee stock purchase rights. Expense for deferred stock units issued under our Director Deferred Compensation Plan without vesting conditions of $0.1 million for the six months ended June 30, 2009 and 2008 has not been included in share-based compensation in the table below as it relates to deferred stock units granted to directors in lieu of cash compensation. Share-based compensation expense has been included in our condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Cost of revenue	$351	$261	$569	$447
Sales and marketing	425	382	778	805
General and administrative	1,666	1,525	3,514	3,180
Research and development	502	484	945	1,031

Total	$2,944	$2,652	$5,806	$5,463

The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the six months ended June 30, 2009 and 2008 totaled $15.3 and $17.4 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at June 30, 2009, before consideration of estimated forfeitures, was $39.4 million. We estimate that this cost will be reduced by approximately $3.6 million related to forfeitures. The weighted average remaining expense recognition period at June 30, 2009 was approximately 2.1 years.
Options
We determine the assumptions used in the valuation of option grants as of the date of grant. Differences in the stock price volatility, terms of options granted to different segments of employees, or risk-free interest rates may necessitate distinct valuation assumptions at those grant dates. As such, we may use different assumptions during the fiscal year if we grant options at different dates or with varying terms. The weighted averages of the valuation assumptions used to determine the fair value of each option grant on the date of grant and the weighted average estimated fair values were as follows:

	For the Six Months Ended
	June 30,
	2009	2008

Expected stock price volatility	30%	25%
Expected term, in years	4.8	4.9
Risk-free interest rate	1.6%	2.7%

Weighted average fair value of options granted	$9.97	$15.31
The total fair value of options vested during the six months ended June 30, 2009 and 2008 was $9.6 million and $10.5 million, respectively.
Restricted and Other Deferred Stock Units with Vesting Conditions
The combined weighted average fair value per unit of restricted stock units and deferred stock units with vesting conditions granted during the six months ended June 30, 2009 and 2008 was $34.37 and $56.80, respectively.

NOTE 4. INVENTORIES
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2009	2008

Raw materials	$35,592	$32,575
Work-in-process	19,359	18,428
Finished goods	67,973	64,923

	$122,924	$115,926

NOTE 5. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Land and improvements	$7,249	$8,189
Buildings and improvements	91,688	90,042
Leasehold improvements	18,810	17,275
Machinery and equipment	106,518	106,632
Office furniture and equipment	85,175	74,885
Construction in progress	23,562	23,175

	333,002	320,198
Less accumulated depreciation and amortization	143,342	130,552

Total property and equipment, net	$189,660	$189,646

Depreciation expense was $9.6 million and $19.5 million for the three and six months ended June 30, 2009, respectively. Depreciation expense was $9.1 million and $17.4 million for the three and six months ended June 30, 2008, respectively.
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets other than goodwill consisted of the following (in thousands):

	June 30, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$9,554	$4,455	$9,748	$4,306
Product rights (1)	31,176	13,748	32,187	13,180
Customer-related intangible assets (2)	54,255	14,293	52,642	11,844
Other, primarily noncompete agreements	5,764	3,501	6,268	3,188

	$100,749	$35,997	$100,845	$32,518

(1)	Product rights comprise certain technologies, licenses, trade names and contractual rights acquired from third parties.
(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.
Amortization expense of intangible assets was $2.3 million and $4.6 million for the three and six months ended June 30, 2009, respectively. Amortization expense of intangible assets was $2.6 million and $5.2 million for the three and six months ended June 30, 2008, respectively.

Goodwill by segment consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Companion animal group segment	$112,001	$109,502
Water segment	14,554	12,757
Production animal segment	9,844	9,978
Other segment	6,531	6,531

	$142,930	$138,768

We did not enter into any acquisition-related transactions during the six months ended June 30, 2009. The changes in the cost of intangible assets other than goodwill and the changes in goodwill during the six months ended June 30, 2009 resulted primarily from changes in foreign currency exchange rates.
NOTE 7. WARRANTY RESERVES
We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. As we develop and sell new instruments, our provision for warranty expense increases. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customers’ environment and costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data and projections of future costs, revisions to our estimated warranty liability would be required.
Following is a summary of changes in accrued warranty reserves during the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Balance, beginning of period	$3,106	$1,561	$2,837	$1,667
Provision for warranty expense	1,328	551	2,317	1,059
Change in estimate, balance beginning of period	(425)	(13)	(420)	(79)
Settlement of warranty liability	(910)	(520)	(1,635)	(1,068)

Balance, end of period	$3,099	$1,579	$3,099	$1,579

NOTE 8. DEBT
At June 30, 2009 we had $154.8 million outstanding under our unsecured short-term revolving credit facility (“Credit Facility”) with a weighted average interest rate of 0.9%, of which $7.8 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. Of the total amount outstanding at June 30, 2009, $80 million has been classified as a long-term liability based on our ability and intent with regard to future use and repayment of balances outstanding. The applicable interest rates on our Credit Facility generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our consolidated leverage ratio. Based on current market conditions, we believe that we could obtain an unsecured short-term revolving credit facility similar to our current Credit Facility, however that facility would be at an interest rate that is approximately 2.25 percentage points higher than the interest rate on our current Credit Facility. Based on this difference, the fair market value of the debt would be approximately $940 thousand per $1 million of principal outstanding as of June 30, 2009, assuming the amounts outstanding at June 30, 2009 remained outstanding for the duration of the Credit Facility.
In May 2006, we acquired our Westbrook, Maine facility and assumed the related mortgage that had a face value of $6.5 million and stated interest rate of 9.875%. We recorded the mortgage at a fair market value of $7.5 million, based on the effective market interest rate at that time. The carrying amount of our long-term debt approximates fair market value based on current market prices for similar debt issues with similar remaining maturities.
In March 2009, we entered into two forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations. See Note 16 for a discussion of our derivative instruments and hedging activities.

NOTE 9. INCOME TAXES
Our effective income tax rates for the three and six months ended June 30, 2009 were 31.0% and 31.2%, respectively, compared with 32.4% and 30.6% for the three and six months ended June 30, 2008, respectively.
The decrease in our effective income tax rate for the three months ended June 30, 2009 compared to June 30, 2008 was primarily due to federal research and development tax incentives that were available during the three months ended June 30, 2009 due to a change in tax law, but not available for the three months ended June 30, 2008.
The increase in the effective tax rate for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 relates primarily to a reduction in international deferred tax liabilities in 2008 due to a change in the statutory tax rates for a jurisdiction in which we operate. This non-recurring benefit of approximately $1.5 million reduced our effective income tax rate for the six months ended June 30, 2008 by 1.5 percentage points. The impact of the non-recurring item was partly offset by federal research and development tax incentives that were available for the six months ended June 30, 2009 due to a change in the tax law, but not available for the six months ended June 30, 2008.
NOTE 10. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$33,667	$39,364	$59,738	$66,915
Other comprehensive income (loss):
Foreign currency translation adjustments	14,063	(1,114)	6,971	8,906
Change in fair value of foreign currency contracts classified as hedges, net of tax	(7,170)	650	(8,457)	(631)
Change in fair value of interest rate swaps classified as hedges, net of tax	549	—	335	—
Change in fair market value of investments, net of tax	305	103	242	31

Comprehensive income	$41,414	$39,003	$58,829	$75,221

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	58,797	59,930	58,930	60,353
Weighted average vested deferred stock units outstanding	114	99	111	95

	58,911	60,029	59,041	60,448

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	58,911	60,029	59,041	60,448
Dilutive effect of options issued to employees and directors	1,711	2,357	1,569	2,472
Dilutive effect of restricted stock units issued to employees	67	49	71	91
Dilutive effect of unvested deferred stock units issued to directors	8	5	7	6

	60,697	62,440	60,688	63,017

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
Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted average number of shares underlying anti-dilutive options	1,442	739	1,526	640

Weighted average exercise price per underlying share of anti-dilutive options	$44.18	$52.37	$44.00	$51.73

Weighted average number of shares underlying anti-dilutive restricted stock units	127	175	17	134
The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	June 30,
	2009	2008

Closing price per share of our common stock	$42.60	$48.74

Number of shares underlying options with exercise prices below the closing price	4,714	4,838
Number of shares underlying options with exercise prices equal to or above the closing price	571	603

Total number of shares underlying outstanding options	5,285	5,441

NOTE 12. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Significant commitments, contingencies and guarantees at June 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in Note 12 to the consolidated financial statements.

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
From the inception of the program in August 1999 to June 30, 2009, we repurchased 36,848,000 shares for $862.2 million. During that same period, we received 408,000 shares of stock with a market value of $9.0 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, the vesting of restricted stock units and the settlement of deferred stock units, and in payment for the exercise price of stock options.
Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Shares acquired	593	1,002	1,092	1,975
Total cost of shares acquired	$24,758	$51,007	$40,816	$103,657
Average cost per share	$41.72	$50.89	$37.37	$52.47
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
CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures, and distributes products to detect contaminants in water. PAS develops, designs, manufactures, and distributes products to detect disease in production animals. Dairy develops, designs, manufactures, and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. In connection with the restructuring of our pharmaceutical business in the fourth quarter of 2008, we realigned two of our remaining pharmaceutical product lines to Rapid Assay products within our CAG segment, and realigned the remainder of our pharmaceutical business, which comprised one product line and two out-licensing arrangements, to the Other category. The segment information for the three and six months ended June 30, 2008 has been restated to conform to our presentation of reportable segments for the three and six months ended June 30, 2009. Previously, financial information related to the product lines realigned to Rapid Assay and the product line and out-licensing arrangement realigned to Other were included in the pharmaceutical business and reported in our CAG segment.
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

The accounting policies of the segments are the same as those described in Notes 3 and 17 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.
The following is the segment information (in thousands):

	For the Three Months Ended June 30,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2009
Revenues	$217,289	$19,165	$19,639	$9,630	$—	$265,723

Income (loss) from operations	$39,912	$8,608	$5,108	$(30)	$(4,422)	$49,176

Interest expense, net						403

Income before provision for income taxes						48,773
Provision for income taxes						15,106

Net income						$33,667

2008
Revenues	$229,982	$20,150	$21,489	$8,949	$—	$280,570

Income (loss) from operations	$47,488	$8,302	$5,514	$265	$(2,678)	$58,891

Interest expense, net						643

Income before provision for income taxes						58,248
Provision for income taxes						18,884

Net income						$39,364

	For the Six Months Ended June 30,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2009
Revenues	$410,981	$35,016	$37,905	$18,276	$—	$502,178

Income (loss) from operations	$68,991	$15,920	$10,058	$99	$(7,451)	$87,617

Interest expense, net						799

Income before provision for income taxes						86,818
Provision for income taxes						27,080

Net income						$59,738

2008
Revenues	$432,773	$36,966	$42,651	$17,254	$—	$529,644

Income (loss) from operations	$76,612	$14,572	$11,342	$507	$(5,423)	$97,610

Interest expense, net						1,128

Income before provision for income taxes						96,482
Provision for income taxes						29,567

Net income						$66,915

Revenue by product and service category was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
CAG segment revenue:
Instruments and consumables	$83,732	$80,777	$155,967	$156,387
Rapid assay products	41,567	41,618	79,244	80,329
Laboratory and consulting services	77,876	79,341	146,568	149,448
Practice information systems and digital radiography	14,114	14,015	29,148	29,040
Pharmaceutical products	—	14,231	54	17,569

CAG segment revenue	217,289	229,982	410,981	432,773

Water segment revenue	19,165	20,150	35,016	36,966
PAS segment revenue	19,639	21,489	37,905	42,651
Other segment revenue	9,630	8,949	18,276	17,254

Total revenue	$265,723	$280,570	$502,178	$529,644

NOTE 15. FAIR VALUE MEASUREMENTS
Financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable, derivative instruments, interest rate swap agreements, accounts payable, lines of credit, and notes payable. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, investments and accounts receivable. We place our investments in highly-rated financial institutions and money market funds invested in government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due to us and, as a consequence, believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for potential credit losses, but historically have not experienced any significant credit losses related to an individual customer or group of customers in any particular industry or geographic area. The carrying amounts of our financial instruments, other than long-term debt, approximate fair market value because of the short maturity of those instruments. See Note 8 for the carrying amount of our long-term debt and for a discussion of interest rate risk regarding our revolving credit facility and Note 16 for a discussion of our derivative instruments and hedging activities.
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
SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. At June 30, 2009 our Level 1 assets and liabilities included investments in money market funds and marketable securities related to a deferred compensation plan assumed in a business combination. The liability associated with this plan relates to deferred compensation, which is indexed to the performance of the underlying investments.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At June 30, 2009 our Level 2 assets included interest rate hedge contracts and our Level 2 liabilities included foreign currency hedge contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At June 30, 2009 we had no Level 3 assets or liabilities.

As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any nonfinancial assets or nonfinancial liabilities falling under the scope of FSP No. SFAS 157-2 which required remeasurement during the six months ended June 30, 2009.
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2009 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009

Assets
Marketable securities (1)	$1,555	$—	$—	$1,555
Money market funds (2)	1,012	—	—	1,012
Interest rate swaps (3)	—	532	—	532
Liabilities
Deferred compensation (4)	1,555	—	—	1,555
Foreign currency exchange contracts (5)	—	2,367	—	2,367

(1)	Investments in marketable securities for a deferred compensation plan, which is included in other long-term assets.
(2)	Short-term investment in registered funds and included in cash and cash equivalents.
(3)	Interest rate swaps designated as cash flow hedges, included in other current assets whereby we will receive variable interest rate payments in exchange for fixed interest payments on $80 million of borrowings outstanding beginning on March 31, 2010, extending through March 30, 2012.
(4)	Deferred compensation liability associated with the above-mentioned marketable securities, included in other long-term liabilities.
(5)	Foreign currency hedge contracts, included in accrued liabilities. The notional value of these contracts is $101.5 million.
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2008 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2008

Assets
Marketable securities (1)	$1,384	$—	$—	$1,384
Money market funds (2)	9,017	—	—	9,017
Foreign currency exchange contracts (3)	—	9,932	—	9,932
Liabilities
Deferred compensation (4)	1,384	—	—	1,384

(1)	Investments in marketable securities for a deferred compensation plan, which is included in other long-term assets.
(2)	Short-term investment in registered funds and included in cash and cash equivalents.
(3)	Foreign currency hedge contracts, included in other current assets. The notional value of these contracts is $97.7 million.
(4)	Deferred compensation liability associated with the above-mentioned marketable securities, included in other long-term liabilities.
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
Cash Flow Hedges
We have designated our forward currency exchange contracts and variable-to-fixed interest rate swaps as cash flow hedges. For derivative instruments that are designated as hedges, changes in the fair value of the derivative are recognized in other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We de-designate derivative instruments from hedge accounting when the probability of the hedged transaction occurring becomes less than probable, but remains reasonably possible. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in other comprehensive income at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The loss recognized in earnings related to de-designated instruments during the three and six months ended June 30, 2009 was less than $0.1 million. There was no gain or loss recognized in earnings related to de-designated instruments during the three and six months ended June 30, 2008. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value of the hedged item. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2009 and 2008 were not material. At June 30, 2009, the estimated net amount of losses that are expected to be reclassified out of accumulated other comprehensive income and into earnings within the next 12 months is $1.0 million.
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

The notional amount of foreign currency contracts to hedge forecasted intercompany sales consisted of the following (in thousands):

	U.S. Dollar Equivalent
	June 30,	December 31,	June 30,
Currency Sold	2009	2008	2008

Euro	$40,922	$44,907	$46,110
British Pound	20,200	20,540	21,458
Canadian Dollar	21,515	16,960	13,321
Australian Dollar	5,676	3,641	4,751
Swiss Franc	—	—	422
Japanese Yen	6,799	6,318	3,382

	$95,112	$92,366	$89,444

	U.S. Dollar Equivalent
	June 30,	December 31,	June 30,
Currency Purchased	2009	2008	2008

Swiss Franc	$6,391	$5,383	$5,198
Japanese Yen	—	—	1,788

	$6,391	$5,383	$6,986

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	June 30,	December 31,	June 30,
	2009	2008	2008

Interest rate swap	$80,000	$—	$—

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

	Asset Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Other current assets	$—	Other current assets	$9,932
Interest rate swaps	Other long-term assets	532	Other long-term assets	—

Total derivative instruments		$532		$9,932

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value

Derivatives designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	Accrued expenses	$2,325	Accrued expenses	$—

Derivatives not designated as hedging instruments under SFAS No. 133 (1)
Foreign exchange contracts	Accrued expenses	42	Accrued expenses	—

Total derivative instruments		$2,367		$—

(1)	Derivatives not designated as hedge instruments relate to foreign exchange contracts, originally entered into to hedge against the volatility associated with foreign currency transactions, where the probability of the hedged transaction occurring within the original specified period of time changed from probable to reasonably possible.
The effect of derivative instruments designated as cash flow hedges in accordance with SFAS No. 133 on the condensed consolidated balance sheet for the three and six months ended June 30, 2009 and 2008 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Derivative instruments	2009	2008	2009	2008

Foreign exchange contracts, net of tax	$(7,170)	$650	$(8,457)	$(631)
Interest rate swaps, net of tax	549	—	335	—

Total loss, net of tax	$(6,621)	$650	$(8,122)	$(631)

The effect of derivative instruments designated as cash flow hedges in accordance with SFAS No. 133 on the condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 consisted of the following (in thousands):

	Classification of
	Gain (Loss)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from	For the Three Months Ended		For the Six Months Ended
	OCI into Income	June 30,		June 30,
Derivative instruments	(Effective Portion)	2009	2008	2009	2008

Foreign exchange contracts	Cost of revenue	$2,134	$(2,021)	$6,952	$(3,776)

The effect of derivative instruments that have been de-designated from cash flow hedge treatment in accordance with SFAS No. 133 on the condensed consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 consisted of the following (in thousands):

	Classification of	Gain (Loss) Recognized in Income Related to De-designated Cash Flow Hedges
	Gain (Loss)	For the Three Months Ended		For the Six Months Ended
De-designated	Reclassified from	June 30,		June 30,
derivative instruments	OCI into Income	2009	2008	2009	2008

Foreign exchange contracts	General and administrative expense	$(42)	$—	$(42)	$—

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
• Business Overview
We operate primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as our Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. In addition, we maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services. Financial information about our Dairy and OPTI Medical operating segments and other activities are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. In connection with the restructuring of our pharmaceutical business at the end of 2008, we realigned two of our remaining pharmaceutical product lines to the Rapid Assay business, which is part of our CAG segment, and realigned the remainder of our pharmaceutical business, which comprised one product line and two out-licensing arrangements, to the Other category. Segment information presented for the three and six months ended June 30, 2008 has been restated to conform to our presentation of reportable segments for the three and six months ended June 30, 2009. See Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for financial information about our segments.
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

Items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses that do not align with one of our existing business or service categories, a portion of share-based compensation expense, interest income and expense, and income taxes. We allocate most of our share-based compensation expense to our operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company. In our segment disclosure of gross profit, operating expenses and operating income, these amounts are shown under the caption “unallocated amounts.”
Because the instrument consumables and rapid assay products in our CAG segment are sold in the U.S. and certain other geographies by distributors, distributor purchasing dynamics have an impact on our reported sales of these products. Distributors purchase products from us and sell them to veterinary practices, who are the end users. Distributor purchasing dynamics may be affected by many factors and may be unrelated to underlying end-user demand for our products. As a result, fluctuations in distributors’ inventories may cause reported results in a period not to be representative of underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue growth.
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
Approximately 23% of our revenue is derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our international revenues and on margins of products manufactured in the U.S. and sold internationally. In addition, to the extent that the U.S. dollar is stronger in future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact on foreign currency denominated operating expenses and the impact of foreign currency hedge contracts in place partly offset this exposure. See also the section of this Quarterly Report on Form 10-Q under the heading “Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
We believe that our financial results in the first and second quarters of 2009 continued to be negatively impacted by economic conditions that weakened over the course of 2008 due, in large part, to fewer patient visits to U.S. and European veterinary clinics for routine screening, preventive care and elective procedures. Reduced patient visits negatively impacted sales of rapid assay tests, instrument consumables and laboratory services in our CAG segment. In addition, we believe that sales of our instruments, which are larger capital purchases for veterinarians, have been negatively affected by increased caution among veterinarians regarding near-term economic prospects. These observations are consistent with other market data that is available to us, particularly with respect to changes in patient visits to U.S. veterinary medical hospitals. Beyond our companion animal business, we are also seeing economic impacts to non-regulatory Water testing volumes, driven by a decline in new home construction and reduced consumer willingness to spend on certain luxury items, such as vacation cruises.
While we expect these trends to continue in the near term, we believe the fundamental drivers of demand in our served markets remain intact and that growth rates will improve as major world economies stabilize.

• Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2009 are consistent with those discussed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the six months ended June 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”
• Results of Operations
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Revenue
Total Company. The following table presents revenue by operating segment:
For the Three Months Ended June 30,

							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2009	2008	Change	Change	Currency (1)	Divestitures (2)	Effect

CAG	$217,289	$229,982	$(12,693)	(5.5%)	(4.6%)	(6.2%)	5.3%
Water	19,165	20,150	(985)	(4.9%)	(6.6%)	—	1.7%
PAS	19,639	21,489	(1,850)	(8.6%)	(9.9%)	—	1.3%
Other	9,630	8,949	681	7.6%	(2.1%)	—	9.7%

Total	$265,723	$280,570	$(14,847)	(5.3%)	(5.1%)	(5.1%)	4.9%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended June 30, 2009 to the three months ended June 30, 2008.

(2)	Represents the percentage change in revenue during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to March 31, 2008.

The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.
Companion Animal Group. The following table presents revenue by product and service category for CAG:
For the Three Months Ended June 30,

							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2009	2008	Change	Change	Currency (1)	Divestitures (2)	Effect

Instruments and consumables	$83,732	$80,777	$2,955	3.7%	(5.7%)	—	9.4%
Rapid assay products	41,567	41,618	(51)	(0.1%)	(1.8%)	—	1.7%
Laboratory and consulting services	77,876	79,341	(1,465)	(1.8%)	(6.4%)	—	4.6%
Practice information management systems and digital radiography	14,114	14,015	99	0.7%	(1.8%)	—	2.5%
Pharmaceutical products	—	14,231	(14,231)	(100.0%)	—	(100.0%)	—

Net CAG revenue	$217,289	$229,982	$(12,693)	(5.5%)	(4.6%)	(6.2%)	5.3%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended June 30, 2009 to the three months ended June 30, 2008.

(2)	Represents the percentage change in revenue during the three months ended June 30, 2009 compared to the three months ended June 30, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to March 31, 2008.
Instruments and consumables revenue increased due to higher instrument sales volumes and higher consumables sales volume, partly offset by lower average unit sales prices. Higher instrument sales volume was driven by sales of Catalyst Dx® chemistry analyzers and SNAPshot Dx® analyzers, which were both launched at the end of the first quarter of 2008. The increase in volume due to the placements of these instruments was partly offset by a decrease in sales of most of our other IDEXX VetLab® instruments, due primarily to a shift in focus of our sales efforts to our newer instruments and to economic factors. Lower average unit sales prices for instruments was primarily related to sales of our LaserCyte® hematology analyzers, resulting from discounts associated with customer purchase programs. Higher instrument service revenue was due to the increase in instruments covered under service contracts as our active installed base of instruments continued to increase. Changes in distributors’ inventory levels did not have a meaningful impact on reported instruments and consumables revenue growth.
The increase in rapid assay revenue was due primarily to the favorable impact of a comparatively lower decrease in distributor inventories in the current quarter as compared to the decrease in the same quarter of the prior year. This impact was partly offset by lower practice-level sales due to higher purchases by clinics made in the first quarter of 2009 resulting from sales programs offering promotional discounting. The impact from changes in distributors’ inventory levels increased reported rapid assay revenue growth by 2%.
The increase in revenue from laboratory and consulting services resulted primarily from the impact of price increases and, to a lesser extent, from higher testing volume. The higher testing volume was the result of growth in our customer base and the impact of new test offerings.
The increase in revenue from practice information management systems and digital radiography resulted primarily from higher sales volume of peripheral equipment and support services, including extended maintenance agreements and data storage. Higher sales volumes of companion animal radiography systems also contributed to the increase in sales. These favorable items were partly offset by lower sales volumes of equine radiography systems and lower average unit prices for companion animal radiography systems.
In the fourth quarter of 2008, we sold a substantial portion of our pharmaceutical assets and product lines, and therefore did not have pharmaceutical product revenue during the three months ended June 30, 2009. We have retained certain intellectual property and licenses for developed products as well as certain less significant product lines, which have been reassigned to other business units. In the second quarter of 2008, we announced that we would be discontinuing manufacturing of our PZI VET® product. This announcement resulted in unusually high sales in the second quarter of 2008. The absence of pharmaceutical revenue in the second quarter of 2009 unfavorably impacted CAG revenue for the three months ended June 30, 2009 by approximately $14 million as compared to the same period of the prior year.

Water. The increase in Water revenue resulted primarily from higher average unit sales prices, partly offset by lower sales volume of our Colilert® products. Higher average unit sales prices were attributable to higher relative sales in geographies where products are sold at higher average unit sales prices and to the impact of price increases for certain products sold in the U.S. and other regions.
Production Animal Segment. The increase in PAS revenue resulted primarily from higher average unit sales prices for certain bovine tests due to price increases as well as higher relative sales in geographies where products are sold at higher average unit sales prices, partly offset by lower sales volume of certain bovine tests.
Other. The increase in Other operating units revenue was due primarily to higher sales volume of recently launched Dairy products, including a new instrument and a new Dairy SNAP® residue test for detection of melamine, and of OPTI Medical products. These impacts were partly offset by lower average unit sales prices for certain OPTI Medical products.
Gross Profit
Total Company. The following table presents gross profit and gross profit percentages by operating segment:
For the Three Months Ended June 30,

Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$108,334	49.9%	$120,481	52.4%	$(12,147)	(10.1%)
Water	12,554	65.5%	12,433	61.7%	121	1.0%
PAS	13,299	67.7%	14,430	67.2%	(1,131)	(7.8%)
Other	4,193	43.5%	3,820	42.7%	373	9.8%
Unallocated amounts	60	N/A	96	N/A	(36)	(37.5%)

Total Company	$138,440	52.1%	$151,260	53.9%	$(12,820)	(8.5%)

Companion Animal Group. Gross profit for CAG decreased due to overall lower sales and a decrease in the gross profit percentage to 50% from 52%. The decrease in the gross profit percentage was due primarily to the absence of higher margin pharmaceutical product sales in 2009, to higher relative sales of lower margin IDEXX VetLab® instruments and laboratory and consulting services, and to higher overall manufacturing costs due, in part, to the impact of lower production volumes of most instruments and consumables, excluding recently launched instruments. These unfavorable impacts were partly offset by the impact of higher selling prices, primarily for laboratory and consulting services.
Water. Gross profit for Water increased due to an increase in the gross profit percentage to 66% from 62%, partly offset by slightly lower sales. The increase in the gross profit percentage was due primarily to the impact of lower royalty costs, higher average unit sales prices and, to a lesser extent, the favorable impact of foreign currency hedge contracts and the favorable impact of exchange rates on foreign currency denominated expenses, net of the unfavorable impact that strengthening of the U.S. Dollar had on sales denominated in foreign currencies.
Production Animal Segment. Gross profit for PAS decreased due to lower sales, partly offset by an increase in the gross profit percentage to 68% from 67%. The increase in the gross profit percentage was due primarily to the favorable impact of foreign currency hedge contracts and the favorable impact of exchange rates on foreign currency denominated expenses, net of the unfavorable impact that strengthening of the U.S. Dollar had on sales denominated in foreign currencies and, to a lesser extent, to higher average unit sales prices and to higher relative sales of higher margin products. These favorable items were partly offset by higher costs of production.
Other. Gross profit for Other operating units increased due to an increase in the gross profit percentage to 44% from 43% and higher sales. The increase in the gross profit percentage was due primarily to comparatively lower costs of production, partly offset by lower average unit sales prices and higher product shipping costs.

Operating Expenses and Operating Income
Total Company. The following tables present operating expenses and operating income by operating segment:
For the Three Months Ended June 30,

Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$68,422	31.5%	$72,993	31.7%	$(4,571)	(6.3%)
Water	3,946	20.6%	4,131	20.5%	(185)	(4.5%)
PAS	8,191	41.7%	8,916	41.5%	(725)	(8.1%)
Other	4,223	43.9%	3,555	39.7%	668	18.8%
Unallocated amounts	4,482	N/A	2,774	N/A	1,708	61.6%

Total Company	$89,264	33.6%	$92,369	32.9%	$(3,105)	(3.4%)

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$39,912	18.4%	$47,488	20.6%	$(7,576)	(16.0%)
Water	8,608	44.9%	8,302	41.2%	306	3.7%
PAS	5,108	26.0%	5,514	25.7%	(406)	(7.4%)
Other	(30)	(0.3%)	265	3.0%	(295)	(111.3%)
Unallocated amounts	(4,422)	N/A	(2,678)	N/A	(1,744)	(65.1%)

Total Company	$49,176	18.5%	$58,891	21.0%	$(9,715)	(16.5%)

Companion Animal Group. The following table presents CAG operating expenses by functional area:
For the Three Months Ended June 30,

Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$35,371	16.3%	$37,188	16.2%	$(1,817)	(4.9%)
General and administrative	22,609	10.4%	23,700	10.3%	(1,091)	(4.6%)
Research and development	10,442	4.8%	12,105	5.3%	(1,663)	(13.7%)

Total operating expenses	$68,422	31.5%	$72,993	31.7%	$(4,571)	(6.3%)

As previously described, we sold a substantial portion of our pharmaceutical assets and product lines and restructured the remainder of this business in the fourth quarter of 2008. As a result, we did not incur meaningful expenses related to this business in the second quarter of 2009 and will not incur meaningful expenses in the future. This impact on sales and marketing expense, general and administrative expense and research and development expense is referred to in the following operating expense analysis as the impact of “the pharmaceutical transaction.” In relation to restructuring the remainder of the pharmaceutical business, certain research and development personnel were realigned to our corporate research and development team, for which expenses are not allocated to our operating segments. A portion of the decrease in spending explained within the CAG section is due to this restructuring.
The decrease in sales and marketing expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses and from the pharmaceutical transaction. To a lesser extent, lower spending on sales commissions also reduced sales and marketing expense. These decreases were partly offset by higher personnel and personnel-related costs due, in part, to the addition of customer support and sales workforce. The decrease in general and administrative expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses, from the pharmaceutical transaction and from lower personnel costs due, in part, to a decrease in the workforce in general and administrative functions within our laboratory and consulting services business. These items were partly offset by an increase in spending related to information technology, facilities, and other general support functions in the U.S. and Europe. The decrease in research and development expense resulted primarily from a decrease in spending due to the pharmaceutical transaction and, to a lesser extent, decreased development spending related to our recently launched chemistry analyzer, Catalyst Dx®, which we began shipping to customers at the end of the first quarter of 2008.

Water. The following table presents Water expenses by functional area:
For the Three Months Ended June 30,

Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$1,869	9.8%	$1,954	9.7%	$(85)	(4.4%)
General and administrative	1,402	7.3%	1,571	7.8%	(169)	(10.8%)
Research and development	675	3.5%	606	3.0%	69	11.4%

Total operating expenses	$3,946	20.6%	$4,131	20.5%	$(185)	(4.5%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses, partly offset by higher spending on market research. The decrease in general and administrative expense resulted from the favorable impact of exchange rates on foreign currency denominated expenses and lower legal spending related to discontinuing a project to qualify a second source supplier for certain products in 2008. The increase in research and development expense was due primarily to an increase in spending associated with enhancing the functionality of an existing product and new product development.
Production Animal Segment. The following table presents PAS operating expenses by functional area:
For the Three Months Ended June 30,

Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$3,112	15.8%	$3,733	17.4%	$(621)	(16.6%)
General and administrative	2,924	14.9%	3,141	14.6%	(217)	(6.9%)
Research and development	2,155	11.0%	2,042	9.5%	113	5.5%

Total operating expenses	$8,191	41.7%	$8,916	41.5%	$(725)	(8.1%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses, lower spending on marketing programs and lower personnel and personnel-related costs associated with fewer sales and marketing personnel. The decrease in general and administrative expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses and lower amortization expense related to intangible assets, partly offset by increased spending on information technology, facilities, and other general support functions and increased personnel costs. The increase in research and development expense resulted primarily from an increase in spending on supplies, partly offset by the favorable impact of exchange rates on foreign currency denominated expenses.
Other. Operating expenses for Other operating units increased $0.7 million to $4.2 million for the three months ended June 30, 2009 due primarily to higher personnel-related costs, an increase in deferred compensation expense associated with an employee plan assumed in the acquisition of OPTI Medical, based on changes to the market value of the underlying investments of the plan. To a lesser extent, higher legal expenses and spending on research and development supplies also contributed to the increase in operating expenses.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $1.7 million to $4.4 million for the three months ended June 30, 2009 due primarily to the cancellation of a program and related write-off of costs previously capitalized to develop a tool to manage the various aspects of product development and of product lifecycles.
Interest Income and Interest Expense
Interest income was $0.1 million for the three months ended June 30, 2009 compared to $0.6 million for the same period of the prior year. The decrease in interest income was due primarily to lower interest rates, partly offset by higher invested cash balances.
Interest expense was $0.5 million for the three months ended June 30, 2009 compared to $1.2 million for the same period of the prior year. The decrease in interest expense was due primarily to lower interest rates on outstanding debt balances.

Provision for Income Taxes
Our effective income tax rates were 31.0% and 32.4% for the three months ended June 30, 2009 and 2008, respectively. The decrease in our effective income tax rate for the three months ended June 30, 2009 compared to June 30, 2008 was primarily due to federal research and development tax incentives that were available during the three months ended June 30, 2009 due to a change in tax law, but not available for the three months ended June 30, 2008.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Revenue
Total Company. The following table presents revenue by operating segment:
For the Six Months Ended June 30,

							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2009	2008	Change	Change	Currency (1)	Divestitures (2)	Effect

CAG	$410,981	$432,773	$(21,792)	(5.0%)	(5.2%)	(4.1%)	4.3%
Water	35,016	36,966	(1,950)	(5.3%)	(7.4%)	—	2.1%
PAS	37,905	42,651	(4,746)	(11.1%)	(9.7%)	—	(1.4%)
Other	18,276	17,254	1,022	5.9%	(2.0%)	—	7.9%

Total	$502,178	$529,644	$(27,466)	(5.2%)	(5.7%)	(3.3%)	3.8%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the six months ended June 30, 2009 to the six months ended June 30, 2008.

(2)	Represents the percentage change in revenue during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2007.
The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S.
Companion Animal Group. The following table presents revenue by product and service category for CAG:
For the Six Months Ended June 30,

							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2009	2008	Change	Change	Currency (1)	Divestitures (2)	Effect

Instruments and consumables	$155,967	$156,387	$(420)	(0.3%)	(6.4%)	—	6.1%
Rapid assay products	79,244	80,329	(1,085)	(1.4%)	(1.8%)	—	0.4%
Laboratory and consulting services	146,568	149,448	(2,880)	(1.9%)	(7.1%)	—	5.2%
Practice information management systems and digital radiography	29,148	29,040	108	0.4%	(2.4%)	—	2.8%
Pharmaceutical products	54	17,569	(17,515)	(99.7%)	—	(100.0%)	0.3%

Net CAG revenue	$410,981	$432,773	$(21,792)	(5.0%)	(5.2%)	(4.1%)	4.3%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the six months ended June 30, 2009 to the six months ended June 30, 2008.

(2)	Represents the percentage change in revenue during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2007.

Instruments and consumables revenue increased due to higher sales volumes and higher average unit sales prices realized on most of our consumable products, partly offset by lower average unit sales prices for instruments. Higher instrument sales volumes were driven by sales of Catalyst Dx® chemistry analyzers and SNAPshot Dx® analyzers, which were both launched at the end of the first quarter of 2008. The increase in volume due to the placements of these instruments was partly offset by a decrease in sales of most of our other IDEXX VetLab® instruments, due primarily to a shift in focus of our sales efforts to our newer instruments and to economic factors. Lower average unit sales prices for instruments was primarily related to sales of our LaserCyte® hematology analyzers, resulting from discounts associated with customer purchase programs. Higher instrument service revenue was due to the increase in the number of instruments covered under service contracts as our active installed base of instruments continued to increase. The impact from changes in distributors’ inventory levels reduced reported instruments and consumables revenue growth by 2%.
The increase in rapid assay revenue was due to higher practice-level sales, partly offset by lower average unit sales prices and changes in distributor inventories. The increase in practice-level sales was due primarily to higher sales volumes of canine combination test products. Lower average unit sales prices were due primarily to customer purchase programs offering promotional discounting on purchases made in the first quarter of 2009. The impact from changes in distributors’ inventory levels decreased reported rapid assay revenue growth by 1%.
The increase in revenue from laboratory and consulting services resulted primarily from the impact of price increases and, to a lesser extent, from higher testing volume. The higher testing volume was the result of growth in our customer base and the impact of new test offerings.
The increase in revenue from practice information management systems and digital radiography resulted primarily from higher sales volumes of companion animal radiography systems and peripheral equipment and support services, including extended maintenance agreements and data storage. These favorable items were partly offset by lower average unit sales prices for companion animal radiography systems, due to changes in our sales distribution model for certain products, and increased competition.
In the fourth quarter of 2008, we sold a substantial portion of our pharmaceutical assets and product lines, and therefore have not had significant pharmaceutical product revenue in 2009. We have retained certain intellectual property and licenses for developed products as well as certain less significant product lines, which have been reassigned to other business units.
Water. The increase in Water revenue resulted primarily from higher average unit sales prices, partly offset by lower sales volume of our Colilert® products. Higher average unit sales prices were attributable to higher relative sales in geographies where products are sold at higher average unit sales prices and to the impact of price increases for certain products sold in the U.S. and other regions.
Production Animal Segment. The decrease in PAS revenue resulted primarily from lower sales volumes of certain swine tests and lower average unit sales prices for certain swine and bovine tests. These unfavorable impacts were partly offset by higher average unit sales prices for certain poultry tests due to price increases as well as higher relative sales in geographies where products are sold at higher average unit sales prices.
Other. The increase in Other operating units revenue was due primarily to higher sales volume of OPTI Medical products and of Dairy SNAP® antibiotic residue tests, partly offset by lower average unit sales prices for OPTI Medical products.

Gross Profit
Total Company. The following table presents gross profit and gross profit percentages by operating segment:
For the Six Months Ended June 30,

Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$204,776	49.8%	$222,035	51.3%	$(17,259)	(7.8%)
Water	23,710	67.7%	22,748	61.5%	962	4.2%
PAS	26,407	69.7%	28,663	67.2%	(2,256)	(7.9%)
Other	7,741	42.4%	7,378	42.8%	363	4.9%
Unallocated amounts	239	N/A	272	N/A	(33)	(12.1%)

Total Company	$262,873	52.3%	$281,096	53.1%	$(18,223)	(6.5%)

Companion Animal Group. Gross profit for CAG decreased due to overall lower sales and a decrease in the gross profit percentage to 50% from 51%. The decrease in the gross profit percentage was due primarily to the absence of higher margin pharmaceutical product sales in 2009, higher relative sales of lower margin laboratory and consulting services and IDEXX VetLab® instruments and higher overall manufacturing costs due, in part, to the impact of lower production volumes of most instruments and consumables, excluding recently launched instruments. These unfavorable impacts were partly offset by the impact of higher selling prices, primarily of laboratory and consulting services.
Water. Gross profit for Water increased due to an increase in the gross profit percentage to 68% from 62%, partly offset by lower sales. The increase in the gross profit percentage was due primarily to the impact of lower royalty costs, the favorable impact of foreign currency hedge contracts and the favorable currency impact of foreign currency denominated expenses, net of the unfavorable impact that strengthening of the U.S. Dollar had on sales denominated in foreign currencies, and higher average unit sales prices. To a lesser extent, the gross profit percentage was also favorably impacted by the non-recurrence of discrete costs incurred in the first quarter of 2008 in connection with a discontinued project to qualify a second source supplier for certain products.
Production Animal Segment. Gross profit for PAS decreased due to lower sales, partly offset by an increase in the gross profit percentage to 70% from 67%. The increase in the gross profit percentage was due primarily to the favorable impact of foreign currency hedge contracts and the favorable currency impact of foreign currency denominated expenses, net of the unfavorable impact that strengthening of the U.S. Dollar had on sales denominated in foreign currencies, partly offset by higher costs of product manufacturing.
Other. Gross profit for Other operating units increased due to higher sales, partly offset by a slight decrease in gross profit percentage, resulting primarily from lower average unit sales prices.

Operating Expenses and Operating Income
Total Company. The following tables present operating expenses and operating income by operating segment:
For the Six Months Ended June 30,

Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$135,785	33.0%	$145,423	33.6%	$(9,638)	(6.6%)
Water	7,790	22.2%	8,176	22.1%	(386)	(4.7%)
PAS	16,349	43.1%	17,321	40.6%	(972)	(5.6%)
Other	7,642	41.8%	6,871	39.8%	771	11.2%
Unallocated amounts	7,690	N/A	5,695	N/A	1,995	35.0%

Total Company	$175,256	34.9%	$183,486	34.6%	$(8,230)	(4.5%)

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$68,991	16.8%	$76,612	17.7%	$(7,621)	(9.9%)
Water	15,920	45.5%	14,572	39.4%	1,348	9.3%
PAS	10,058	26.5%	11,342	26.6%	(1,284)	(11.3%)
Other	99	0.5%	507	2.9%	(408)	(80.5%)
Unallocated amounts	(7,451)	N/A	(5,423)	N/A	(2,028)	(37.4%)

Total Company	$87,617	17.4%	$97,610	18.4%	$(9,993)	(10.2%)

Companion Animal Group. The following table presents CAG operating expenses by functional area:
For the Six Months Ended June 30,

Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$70,215	17.1%	$74,487	17.2%	$(4,272)	(5.7%)
General and administrative	45,431	11.1%	47,588	11.0%	(2,157)	(4.5%)
Research and development	20,139	4.9%	23,348	5.4%	(3,209)	(13.7%)

Total operating expenses	$135,785	33.0%	$145,423	33.6%	$(9,638)	(6.6%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses, from the previously described pharmaceutical transaction and, to a lesser extent, from lower spending on sales commissions. These decreases were partly offset by higher personnel and personnel-related costs due, in part, to the addition of customer support and sales workforce. The decrease in general and administrative expense resulted primarily from the pharmaceutical transaction, the favorable impact of exchange rates on foreign currency denominated expenses and lower personnel costs due, in part, to a decrease in the workforce in general and administrative functions within our laboratory and consulting services business. These items were partly offset by increased spending related to facilities, legal, information technology and other general support functions in the U.S. and Europe. The decrease in research and development expense resulted primarily from a decrease in spending due to the pharmaceutical transaction and, to a lesser extent, decreased development spending related to our recently launched chemistry analyzer, Catalyst Dx®. Lower personnel costs, primarily related to travel, recruiting and compensation, also contributed to the decrease in research and development expenses.
Water. The following table presents Water expenses by functional area:
For the Six Months Ended June 30,

Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$3,615	10.3%	$3,953	10.7%	$(338)	(8.6%)
General and administrative	2,879	8.2%	3,064	8.3%	(185)	(6.0%)
Research and development	1,296	3.7%	1,159	3.1%	137	11.8%

Total operating expenses	$7,790	22.2%	$8,176	22.1%	$(386)	(4.7%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses and lower spending on personnel-related expenses, partly offset by higher spending on market research. The decrease in general and administrative expense resulted from lower legal spending, related to discontinuing a project to qualify a second source supplier for certain products in 2008, and the favorable impact of exchange rates on foreign currency denominated expenses. The increase in research and development expense was due primarily to an increase in spending associated with enhancing the functionality of an existing product and new product development, partly offset by the favorable impact of exchange rates on foreign currency denominated expenses.
Production Animal Segment. The following table presents PAS operating expenses by functional area:
For the Six Months Ended June 30,

Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$6,048	16.0%	$7,131	16.7%	$(1,083)	(15.2%)
General and administrative	6,113	16.1%	6,267	14.7%	(154)	(2.5%)
Research and development	4,188	11.0%	3,923	9.2%	265	6.8%

Total operating expenses	$16,349	43.1%	$17,321	40.6%	$(972)	(5.6%)

The decrease in sales and marketing expense resulted primarily from lower personnel and personnel-related costs associated with fewer marketing, sales and customer support personnel, and from the favorable impact of exchange rates on foreign currency denominated expenses. The decrease in general and administrative expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses, lower amortization expense related to intangible assets and lower bad debt expense, partly offset by increased personnel costs. The increase in research and development expense resulted primarily from an increase in spending on supplies, partly offset by the favorable impact of exchange rates on foreign currency denominated expenses.
Other. Operating expenses for Other operating units increased $0.8 million to $7.6 million for the six months ended June 30, 2009 due primarily to higher personnel-related costs, an increase in deferred compensation expense associated with an employee plan assumed in the acquisition of OPTI Medical, based on second quarter changes to market value of the underlying investments of the plan, and to increased spending on research and development supplies. These items were partly offset by lower spending on marketing materials.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $2.0 million to $7.7 million for the six months ended June 30, 2009 due primarily to the cancellation of a program and related write-off of costs previously capitalized to develop a tool to manage the various aspects of product development and of product lifecycles.
Interest Income and Interest Expense
Interest income was $0.3 million for the six months ended June 30, 2009 compared to $1.1 million for the same period of the prior year. The decrease in interest income was due primarily to lower interest rates, partly offset by higher invested cash balances.
Interest expense was $1.1 million for the six months ended June 30, 2009 compared to $2.2 million for the same period of the prior year. The decrease in interest expense was due primarily to lower interest rates on outstanding debt balances, partly offset by higher average borrowings under our revolving credit facility.
Provision for Income Taxes
Our effective income tax rates for the six months ended June 30, 2009 was 31.2%, compared to 30.6% for the six months ended June 30, 2008. The increase in the effective tax rate relates primarily to a reduction in international deferred tax liabilities in 2008 due to a change in the statutory tax rates for a jurisdiction in which we operate. This non-recurring benefit of approximately $1.5 million reduced our effective income tax rate for the six months ended June 30, 2008 by 1.5 percentage points. The impact of the non-recurring item was partly offset by federal research and development tax incentives that were available for the six months ended June 30, 2009 due to a change in the tax law, but not available for the six months ended June 30, 2008.

• Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 2(r) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
• Liquidity and Capital Resources
Liquidity
We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our unsecured short-term revolving credit facility (“Credit Facility”). At June 30, 2009 and December 31, 2008, we had $103.7 million and $78.9 million, respectively, of cash and cash equivalents, and working capital of $171.2 million and $60.6 million, respectively. Additionally, at June 30, 2009, we had remaining borrowing availability under our Credit Facility of $45.2 million. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our Credit Facility will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs. We further believe that we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. However, based on the current credit market, we believe that the interest rates, financial covenants and other terms of such borrowings would be less favorable than those applicable to our current Credit Facility and those which otherwise would have been available historically.
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
The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2009	2009	2008	2008	2008

Days sales outstanding	40.2	43.8	41.9	42.3	39.9
Inventory turns	1.8	1.6	2.0	1.9	2.1
Sources and Uses of Cash
Cash provided by operating activities was $70.9 million for the six months ended June 30, 2009, compared to $68.1 million for the same period in 2008. We historically have experienced proportionally lower or net negative cash flows from operating activities during the first quarter and proportionally higher or net positive cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:
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

The total of net income and net non-cash charges was $93.4 million for the six months ended June 30, 2009, compared to $94.3 million for the same period in 2008. During the six months ended June 30, 2009, cash decreased by $22.5 million due to changes in operating assets and liabilities, compared to a decrease in the same period of 2008 of $26.1 million, resulting in a year-to-year increase in cash of $3.6 million. The decrease in cash used by changes in operating assets and liabilities, compared to 2008, was primarily attributable to $5.8 million incremental cash provided by a smaller reduction in accounts payable and $2.4 million less cash used to generate changes in accounts receivable. These increases in cash were partly offset by an incremental decrease in cash of $2.6 million caused by changes in other assets.
Cash provided by changes in accounts payable was driven by the timing of receipts of slides used with our VetTest® and Catalyst Dx® chemistry analyzers. The incremental cash provided by decreases in accounts receivable was due to slower sales growth in the first six months of 2009 compared to the same period of the prior year. The changes in other assets were caused by increases in prepaid inventory associated with a long-term supply agreement for slides used with our Catalyst Dx® chemistry analyzers.
Cash used by investing activities was $18.9 million for the six months ended June 30, 2009, compared to cash used of $51.5 million for the same period of 2008. The decrease in cash used by investing activities for 2009, compared to 2008, was due primarily to $21.5 million less cash used for purchases of property and equipment, and $8.5 million less cash used for business acquisitions and purchases of other assets not comprising businesses.
The decrease in purchases of property and equipment was attributable primarily to a reduction in spending of $12.0 million for the renovation and expansion of our headquarters facility in Westbrook, Maine, which we expect to conclude in April 2011. We paid $21.1 million to purchase fixed assets during the six months ended June 30, 2009. Our total capital expenditure plan for 2009 is $55 to $60 million, which includes approximately $16 million for the renovation and expansion of our headquarters facility, approximately $13 million related to information technology software and hardware, and the remainder related to investments in machinery and equipment.
We did not enter into any acquisition-related transactions during the six months ended June 30, 2009. We paid $6.8 million and assumed liabilities of $0.3 million to acquire businesses and certain intangible assets that did not comprise businesses during the six months ended June 30, 2008. We also made purchase price payments of $1.7 million related to the achievement of milestones achieved by certain businesses acquired in prior years.
At June 30, 2009 we had $154.8 million outstanding under our Credit Facility, of which $7.8 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. Of the total amount outstanding at June 30, 2009, $80 million has been classified as a long-term liability based on our ability and intent with regard to future use and repayment of balances outstanding. The applicable interest rates on the Credit Facility generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”), dependent on our consolidated leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our consolidated leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At June 30, 2009 we were in compliance with the covenants of the Credit Facility.
Our board of directors has authorized the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to June 30, 2009, we repurchased 36,848,000 shares. Cash used to repurchase shares during the six months ended June 30, 2009 and 2008 was $39.7 million and $102.3 million, respectively. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.
Other Commitments, Contingencies and Guarantees
Significant commitments, contingencies and guarantees at June 30, 2009 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our financial market risk consists primarily of foreign currency exchange risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations are in the U.S., but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany sales of products and we attempt to mitigate this risk through our hedging program described below. For the six months ended June 30, 2009, approximately 23% of our revenues were derived from products manufactured in the U.S. and sold internationally in local currencies. The functional currency of most of our subsidiaries is their local currency. For one of our subsidiaries located in the Netherlands, the functional currency is the U.S. Dollar.
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
Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the six months ended June 30, 2009. We enter into forward currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of operations. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year that are in excess of amounts previously hedged. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.
We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk. The notional amount of foreign currency contracts to hedge forecasted intercompany sales outstanding at June 30, 2009 and 2008 was $101.5 million and $96.4 million, respectively. At June 30, 2009, we had $1.6 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.7 million in taxes.
We are subject to interest rate risk based on the terms of our Credit Facility to the extent that the LIBOR or the CDOR increases. Borrowings under our Credit Facility bear interest in the range from 0.375 to 0.875 percentage points above the LIBOR or the CDOR, dependent on our consolidated leverage ratio, and the interest period terms for the outstanding borrowings, which range from one to six months. As discussed below, we have entered into forward fixed interest rate swaps to mitigate interest rate risk in future periods commencing March 31, 2010. Borrowings outstanding at June 30, 2009 were $154.8 million at a weighted-average interest rate of 0.9%. An increase in the LIBOR or the CDOR of 1% would increase interest expense by approximately $1.5 million annually.

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
For quantitative and qualitative disclosures about market risk affecting IDEXX, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2008. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2008.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2009, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On June 30, 2006, Cyntegra, Inc. filed suit against us in the U.S. District Court for the Central District of California alleging that we had violated U.S. federal antitrust laws and California state unfair trade practices laws. The complaint alleged, among other things, that we were monopolizing the U.S. market for companion animal diagnostic products. The plaintiff sought injunctive relief and damages for purported lost sales. On October 26, 2007, the trial court granted summary judgment in our favor on all of Cyntegra’s claims and dismissed the suit. Cyntegra appealed this decision to the U.S. Court of Appeals for the Ninth Circuit and on April 20, 2009, the Court of Appeals affirmed the U.S. District Court’s grant of summary judgment to IDEXX.
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
The following discussion includes seven revised risk factors (“A Weak Economy Could Result in Reduced Demand for Our Products and Services,” “Disruption in Financial and Currency markets Could Have a Negative Effect on Our Business,” “Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability,” “Our Success is Heavily Dependent Upon Our Proprietary Technologies,” “Changes in Testing Patterns Could Negatively Affect Our Operating Results,” “Consolidation of Veterinary Hospitals Could Negatively Affect Our Business” and “Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results”) that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K. In addition, one risk factor (“Our Operations are Vulnerable to Interruption as a Result of Natural Disasters or System Failures”) has been added.
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
•	Developing, manufacturing and marketing innovative new in-house laboratory analyzers such as Catalyst Dx® and SNAPshot Dx® that drive sales of IDEXX VetLab® instruments, grow our installed base of instruments, and create a recurring revenue stream from consumable products;

•	Developing and introducing new proprietary diagnostic tests and services that effectively differentiate our products and services from those of our competitors;

•	Achieving the benefits of economies of scale in our worldwide reference laboratory business;

•	Increasing the value to our customers of our companion animal products and services by enhancing the integration of these products;

•	Growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.; and

•	Developing and implementing new technology and licensing strategies; and identifying, completing and integrating acquisitions that enhance our existing businesses or create new business or geographic areas for us.
If we are unsuccessful in implementing some or all of these strategies, our rate of growth or profitability may be negatively impacted.
A Weak Economy Could Result in Reduced Demand for Our Products and Services
A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of pet visits to veterinary hospitals and the practices of veterinarians with respect to diagnostic testing. Economic weakness in our significant markets has caused and could continue to cause pet owners to skip or defer visits to veterinary hospitals or could affect their willingness to treat certain pet health conditions, approve certain diagnostic tests, or continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments. A decline in pet visits to the hospital, in the willingness of pet owners to treat certain health conditions or approve certain tests, in pet ownership, or in the inclination of veterinarians to recommend certain tests or make capital purchases could result in a decrease in sales of diagnostic products and services.

Disruption in Financial and Currency Markets Could Have a Negative Effect on Our Business
As widely reported, financial markets in the U.S., Europe, Australia and Asia have been experiencing extreme disruption over several quarters, including, among other things, extreme volatility in exchange rates and security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets may adversely affect the ability of customers to obtain financing for significant purchases and operations and could result in a decrease in orders for our products and services. The inability of pet owners to obtain consumer credit could lead to a decline in pet visits to the veterinarian, which could result in a decrease in diagnostic testing. Likewise, a decrease in diagnostic testing could negatively impact the financial condition of the veterinary practices that are our customers, which may inhibit their ability to pay us amounts owed for products delivered or services provided. In addition, although current economic conditions have not impacted our ability to access credit markets and finance our operations, further deterioration in financial markets could adversely affect our access to capital. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.
Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business
Strengthening of the rate of exchange for the U.S. Dollar against the Euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Australian Dollar adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the margins on products manufactured in the U.S. and exported to international markets. For the six months ended June 30, 2009, approximately 23% of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies.
Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability
We currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily or easily replaced by alternative sources. These products include our VetAutoread™ hematology, VetLyte® electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products and LaserCyte® hematology analyzers. To mitigate risks associated with sole and single source suppliers we generally enter into long-term contracts that ensure an uninterrupted supply of products at predictable prices. However, there can be no assurance that suppliers will not experience disruptions in their ability to supply products under our contracts, or that suppliers will always fulfill their obligations under these contracts. In addition, in some cases we purchase sole and single source products or components under short-term contracts or purchase orders. In these cases we are more susceptible to unanticipated cost increases or changes in other terms of supply and to the risk that a supplier will not fulfill our requirements for products. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions, delays or discontinuations in product shipments, which could result in our inability to supply the market, which would have a material adverse effect on our results of operations.
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
Various Government Regulations Could Limit or Delay Our Ability to Market and Sell Our Products
In the U.S., the manufacture and sale of our products are regulated by agencies such as the United States Department of Agriculture (“USDA”), the U.S. Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency (“EPA”). Most diagnostic tests for animal health applications, including our canine, feline, poultry and livestock tests, must be approved by the USDA prior to sale in the U.S. Our water testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our dairy testing products require approval by the FDA. The manufacture and sale of our OPTI® line of human point-of-care electrolytes and blood gas analyzers are regulated by the FDA and these products require approval by the FDA before they may be sold commercially in the U.S. The manufacture and sale of our products are subject to similar laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or suspensions or discontinuations of our ability to manufacture or sell our products, which could have a material adverse effect on our results of operations. In addition, delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.

Our Success Is Heavily Dependent Upon Our Proprietary Technologies
We rely on a combination of patent, trade secret, trademark and copyright laws to protect our proprietary rights. If we do not have adequate protection of our proprietary rights, our business may be affected by competitors who utilize substantially equivalent technologies that compete with us.
We cannot ensure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial, and could have a material adverse effect on our results of operations. In addition, expiration of patent rights could result in substantial new competition in the markets for products previously covered by those patent rights. In June 2009 one of the U.S. patents covering our SNAP® FIV/FeLV tests expired. We had licensed this broad patent exclusively from the University of California. Expiration of this patent could result in increased competition in the market for feline immunodeficiency virus tests.
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
Effective January 1, 2009, testing of water supplies for Cryptosporidium is no longer required by regulation in England or Wales. Our customers in these countries may voluntarily continue to test for Cryptosporidium and we have not seen a significant decrease in testing in the first half of 2009. However, we may lose sales of Filta-Max® products in the future to customers in England and Wales who have tested solely based on regulatory requirements.
Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for bovine spongiform encephalopathy (“BSE”) in the European Union was increased from 30 months to 48 months, which has been estimated to reduce the population of cattle tested by approximately 30%. As a result, we believe that we are likely to lose a portion of our sales of post-mortem tests for BSE.
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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results
For the six months ended June 30, 2009, 39% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts and natural hedges to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins. Additionally, a strengthening U.S. dollar could negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.
On May 5, 2009, the Obama administration announced several proposals to reform U.S. tax rules for international operations of U.S. taxpayers. The proposed changes would limit the ability of U.S. corporations to deduct expenses attributable to unrepatriated earnings, modify the foreign tax credit and modify the “check-the-box” rules. It is unclear whether these proposed tax reforms will be enacted and, if enacted, what the scope of the reforms will be. Depending on their content, such reforms, if enacted, could have an adverse effect on our future financial results.
Our Operations are Vulnerable to Interruption as a Result of Natural Disasters or System Failures
The operation of all of our facilities is vulnerable to interruption as a result of natural and man-made disasters, interruptions in power supply, or other system failures. While we maintain plans to continue business under such circumstances, there can be no assurance that such plans will be successful in fully or partially mitigating the effects of such events.
We manufacture many of our significant products, including our rapid assay devices, certain instruments, and most Water, Dairy, and Production Animal testing products, at a single facility in Westbrook, Maine. Therefore, interruption of operations at this facility would have a material adverse effect on our results of operations.
We maintain property and business interruption insurance to insure against the financial impact of certain events of this nature. However, this insurance may be insufficient to compensate us for the full amount of any losses that we may incur. In addition, such insurance will not compensate us for the long-term competitive effects of being off the market for the period of any interruption in operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2009, we repurchased common shares as described below:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

April 1 to April 30, 2009	90,300	$36.37	90,300	3,654,837
May 1 to May 31, 2009	269,133	41.36	269,100	3,385,737
June 1 to June 30, 2009	233,980	44.21	233,586	3,152,151

Total	593,413	$41.72	592,986	3,152,151

Our board of directors has approved the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, and February 13, 2008 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended June 30, 2009, and no repurchase plans expired during the period. Repurchases of 592,986 shares were made during the three months ended June 30, 2009 in open market transactions.
During the three months ended June 30, 2009, we received 427 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

Item 4. Submission of Matters to a Vote of Security Holders
Our 2009 Annual Meeting of Stockholders was held on May 6, 2009.
Nominees William T. End, Barry C. Johnson, PhD and Brian P. McKeon were elected to serve as Class I Directors for three-year terms expiring in 2012. The following Class III Directors were not up for reelection and continued after the meeting with terms that expire in 2010: Jonathan W. Ayers and Robert J. Murray. The following Class II Directors were not up for reelection and continued after the meeting with terms that expire in 2011: Thomas Craig, Errol B. De Souza, PhD and Rebecca M. Henderson, PhD.
The results of the voting at the 2009 Annual Meeting of Stockholders (pursuant to a record date of March 9, 2009) were as follows:
(1)	Election of Directors: 53,892,193 shares were voted to elect nominee William T. End as a Class I Director for a three-year term expiring in 2012 and 587,284 shares were voted to withhold authority; 54,335,648 shares were voted to elect nominee Barry C. Johnson, PhD as a Class I Director for a three-year term expiring in 2012 and 143,829 shares were voted to withhold authority; and 53,640,130 shares were voted to elect nominee Brian P. McKeon as a Class I Director for a three-year term expiring in 2012 and 839,347 shares were voted to withhold authority. There were no broker non-votes on this proposal.

(2)	Approval of adoption of our 2009 Stock Incentive Plan. For: 38,721,508; Against: 5,191,516; Abstain: 1,990,319; Broker non-votes: 8,576,134.

(3)	Approval of adoption of amendments to our 1997 Employee Stock Purchase Plan. For: 43,302,792; Against: 617,563; Abstain: 1,982,988; Broker non-votes: 8,576,134.

(4)	Ratification of PricewaterhouseCoopers LLP as Independent Registered Public Accounting Firm for the year ending December 31, 2009. For: 54,239,117; Against: 115,017; Abstain: 125,343; Broker non-votes: 0.
Item 6. Exhibits
(a) Exhibits

10.1	IDEXX Laboratories, Inc. 2009 Stock Incentive Plan (filed as Exhibit 99.1 to Registration Statement on Form S-8 filed June 19, 2009, File No. 333-160083, and incorporated herein by reference).

10.2	IDEXX Laboratories, Inc. 1997 Employee Stock Purchase Plan (filed as Exhibit 99.1 to Registration Statement on Form S-8 filed June 19, 2009, File No. 333-160085, and incorporated herein by reference).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.
/s/ Merilee Raines
Date: July 24, 2009	Merilee Raines
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	IDEXX Laboratories, Inc. 2009 Stock Incentive Plan (filed as Exhibit 99.1 to Registration Statement on Form S-8 filed June 19, 2009, File No. 333-160083, and incorporated herein by reference).

10.2	IDEXX Laboratories, Inc. 1997 Employee Stock Purchase Plan (filed as Exhibit 99.1 to Registration Statement on Form S-8 filed June 19, 2009, File No. 333-160085, and incorporated herein by reference).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.