Form 10-Q
period 2009-09-30
IDEXX LABORATORIES INC /DE
filed 2009-10-23
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 58,592,100 on October 19, 2009.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$106,728	$78,868
Accounts receivable, net of reserves of $2,428 in 2009 and $2,093 in 2008	115,141	111,498
Inventories, net	124,488	115,926
Deferred income tax assets	23,377	21,477
Other current assets	15,993	28,121

Total current assets	385,727	355,890
Long-Term Assets:
Property and equipment, net	196,542	189,646
Goodwill and other intangible assets, net	214,974	207,095
Other long-term assets, net	17,646	12,806

Total long-term assets	429,162	409,547

TOTAL ASSETS	$814,889	$765,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, principally trade accounts	$21,465	$28,006
Accrued expenses	38,031	32,857
Accrued employee compensation and related expenses	39,680	43,252
Accrued taxes	6,246	13,324
Accrued customer programs	18,749	15,183
Current portion of line of credit	62,597	150,620
Current portion of long-term debt	801	765
Current portion of deferred revenue	10,994	11,285

Total current liabilities	198,563	295,292
Long-Term Liabilities:
Deferred tax liabilities	16,099	11,933
Line of credit, net of current portion	80,000	—
Long-term debt, net of current portion	4,489	5,094
Long-term deferred revenue, net of current portion	3,832	3,787
Other long-term liabilities	12,272	11,137

Total long-term liabilities	116,692	31,951

Total liabilities	315,255	327,243

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 96,161 and 95,387 shares in 2009 and 2008, respectively	9,616	9,539
Additional paid-in capital	573,590	547,692
Deferred stock units: Outstanding: 116 and 102 units in 2009 and 2008, respectively	4,264	3,647
Retained earnings	793,305	702,031
Accumulated other comprehensive income	8,440	5,675
Treasury stock, at cost: 37,631 and 36,164 shares in 2009 and 2008, respectively	(889,581)	(830,390)

Total stockholders’ equity	499,634	438,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$814,889	$765,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue:
Product revenue	$171,527	$167,144	$503,488	$526,622
Service revenue	87,593	83,949	257,810	254,115

Total revenue	259,120	251,093	761,298	780,737
Cost of Revenue:
Cost of product revenue	71,543	65,435	202,114	200,714
Cost of service revenue	57,100	57,509	165,834	170,778

Total cost of revenue	128,643	122,944	367,948	371,492

Gross profit	130,477	128,149	393,350	409,245

Expenses:
Sales and marketing	41,504	41,527	124,365	129,742
General and administrative	28,185	29,705	88,047	89,407
Research and development	16,583	17,920	49,116	53,489

Income from operations	44,205	38,997	131,822	136,607
Interest expense	(436)	(1,242)	(1,535)	(3,486)
Interest income	48	682	348	1,798

Income before provision for income taxes	43,817	38,437	130,635	134,919
Provision for income taxes	12,281	12,738	39,361	42,305

Net income	$31,536	$25,699	$91,274	$92,614

Earnings per Share:
Basic	$0.54	$0.43	$1.55	$1.54

Diluted	$0.52	$0.42	$1.50	$1.48

Weighted Average Shares Outstanding:
Basic	58,656	59,473	58,911	60,121

Diluted	60,668	61,865	60,718	62,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities:
Net income	$91,274	$92,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,218	35,517
Loss on disposal of property and equipment	2,324	653
Increase (decrease) in deferred compensation liability	370	(287)
Write-down of marketable securities	150	—
Provision for uncollectible accounts	674	1,709
Provision for (benefit of) deferred income taxes	3,705	(926)
Share-based compensation expense	8,849	8,083
Tax benefit from exercises of stock options and vesting of restricted stock units	(3,851)	(5,906)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,132)	(5,000)
Inventories	(8,145)	(14,137)
Other assets	(3,126)	(380)
Accounts payable	(6,868)	(3,632)
Accrued liabilities	(5,241)	2,033
Deferred revenue	(698)	(527)

Net cash provided by operating activities	115,503	109,814
Cash Flows from Investing Activities:
Purchases of property and equipment	(35,615)	(64,982)
Proceeds from disposition of pharmaceutical product lines	1,377	—
Proceeds from sale of property and equipment	2,056	—
Acquisitions of equipment leased to customers	(747)	(560)
Acquisitions of intangible assets and businesses, net of cash acquired	(6,680)	(8,649)

Net cash used by investing activities	(39,609)	(74,191)
Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facilities, net	(8,798)	92,099
Payment of other notes payable	(731)	(542)
Purchase of treasury stock	(57,966)	(122,429)
Proceeds from exercises of stock options and employee stock purchase plans	13,104	14,856
Tax benefit from exercises of stock options and vesting of restricted stock units	3,851	5,906

Net cash used by financing activities	(50,540)	(10,110)
Net effect of changes in exchange rates on cash	2,506	(1,287)

Net increase in cash and cash equivalents	27,860	24,226
Cash and cash equivalents at beginning of period	78,868	60,360

Cash and cash equivalents at end of period	$106,728	$84,586

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,223	$3,615
Income taxes paid	$34,516	$43,234
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
The accompanying unaudited, condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. The condensed balance sheet data at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year or any future period. These unaudited, condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009, and our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.
Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations or financial position.
NOTE 2. ACCOUNTING POLICIES
Significant Accounting Policies
The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2009 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the adoption of new accounting standards during the first nine months of 2009 as discussed below.
Recent Accounting Pronouncements
In June, 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. While the adoption of the ASC as of September 30, 2009 changes how we reference accounting standards, the adoption did not have an impact on our financial position, results of operations, or cash flows.
On January 1, 2009, the principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired were revised. Disclosure requirements were also established, which will enable financial statement users to evaluate the nature and financial effects of business combinations. Among other things, the amendments to the accounting principles and requirements expand the definitions of a business and business combination, require recognition of contingent consideration at fair value on the acquisition date and require acquisition-related transaction costs to be expensed as incurred. See Note 3 for a discussion of our business combination activity.

On January 1, 2009, we adopted the fair value measurements and disclosures provisions for nonfinancial assets and nonfinancial liabilities, which were previously deferred. These provisions establish a framework for measuring fair value and expand financial statement disclosures about fair value measurements. Items to which these provisions apply include nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, or recurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which are not disclosed at fair value in the consolidated financial statements. We did not have nonfinancial assets or nonfinancial liabilities covered by these provisions which required remeasurement upon adoption or during the nine months ended September 30, 2009, and therefore there was no impact of adoption on our financial position, results of operations, or cash flows.
On January 1, 2009, we adopted the accounting standard for ownership interests in subsidiaries held by parties other than the parent, which establishes accounting for the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This accounting standard also establishes reporting requirements that provide enhanced disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The impact of adopting this accounting standard on our financial position, results of operations, and cash flows was not significant.
On January 1, 2009, we adopted amendments to the accounting standard addressing derivatives and hedging. The amendments change the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under U.S. GAAP, and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. The adoption of these amendments required additional disclosure only, and therefore did not have an impact on our financial position, results of operations, or cash flows. See Note 17 for a discussion of our derivative instruments and hedging activities.
On January 1, 2009, we adopted amendments to the accounting standard addressing intangibles, goodwill and other assets. The amendments provided new guidance to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under U.S. GAAP. The adoption of these amendments did not have a significant impact on our financial position, results of operations, or cash flows. See Note 3 for a discussion of our business combination activities and Note 7 for a discussion of our intangible assets.
On June 30, 2009, we adopted amendments to the accounting standard for financial instruments. The amendments require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of these amendments has resulted in additional disclosures only in our interim financial statements, and therefore did not impact our financial position, results of operations or cash flows. See Note 9 for the carrying amount of our long-term debt and for a discussion of interest rate risk regarding our revolving credit facility, Note 16 for discussion of fair value measurements, and Note 17 for a discussion of our derivative instruments and hedging activities.
On June 30, 2009, we adopted amendments to the accounting standard addressing subsequent events. The amendments provide guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The amendments required additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through October 23, 2009, the date we have issued this Quarterly Report on Form 10-Q.
NOTE 3. ACQUISITIONS OF BUSINESSES AND OTHER ASSETS
We paid $6.7 million in cash and recognized a liability of $1.2 million to acquire businesses during the three months ended September 30, 2009. At September 30, 2009, the $1.2 million liability was reflected in accrued expenses on the condensed consolidated balance sheet and is payable to the sellers upon reconciliation of the final asset values of the businesses acquired, which we anticipate will occur in the fourth quarter of 2009. In relation to these acquisitions, we recognized tangible assets of $1.0 million and assumed liabilities of $0.5 million.
In August 2009, we acquired substantially all of the assets and assumed certain liabilities of VDIC, Inc. (“VDIC”). VDIC is located in Oregon and is a global provider of telemedicine and cytopathology services and also provides imaging procedures, such as MRI and CT scans, on a referral basis for clients within the Oregon area. In August 2009, we also acquired certain assets of Pet Detect. Pet Detect engages in the marketing, distributing and selling of temporary pet identification systems based on tear- and humidity-resistant printable pet collars. The main application for these collars is in veterinary practices with boarding and overnight stay facilities, as well as in kennels. These acquisitions were accounted for as business combinations.

In connection with these acquisitions, we recognized software with a fair value of $2.5 million, which was recorded to property and equipment and assigned a useful life of 7 years; amortizable intangible assets of $2.6 million; and goodwill of $2.3 million.
The amortizable intangible assets consisted of customer-related intangible assets of $1.6 million, product rights of $0.7 million, and other intangible assets of $0.3 million, all of which were assigned to the Companion Animal Group (“CAG”) segment, with weighted amortization periods of 12 years, 7 years and 5 years, respectively. The goodwill recognized (all of which is expected to be tax deductible) was assigned to the CAG segment.
We believe that the acquired businesses enhance our existing businesses by either expanding the geographic range of our existing businesses or expanding our existing product lines. We determined the purchase price of each acquired business based on our assessment of estimated future cash flows attributable to the business enterprise taken as a whole, the strength of the business in the marketplace, the strategic importance of the acquisition to IDEXX, and the seller’s desire to be acquired by IDEXX versus perceived alternatives. We recognized goodwill based on the excess of the purchase price for each business over the fair values of the individual tangible and separately identified intangible assets acquired.
The results of operations of the acquired businesses have been included since their respective acquisition dates. Pro forma information has not been presented because such information is not material to the financial statements taken as a whole.
NOTE 4. SHARE-BASED COMPENSATION
For the nine months ended September 30, 2009, share-based compensation expense included $8.2 million for options, restricted stock units and deferred stock units with vesting conditions, and $0.4 million for employee stock purchase rights. Expense for deferred stock units issued under our Director Deferred Compensation Plan without vesting conditions of $0.2 million for the nine months ended September 30, 2009 and 2008 has not been included in share-based compensation in the table below as it relates to deferred stock units granted to directors in lieu of cash compensation. Share-based compensation expense has been included in our condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Cost of revenue	$368	$371	$937	$819
Sales and marketing	396	331	1,174	1,136
General and administrative	1,584	1,230	5,098	4,409
Research and development	504	486	1,449	1,517

Total	$2,852	$2,418	$8,658	$7,881

The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the nine months ended September 30, 2009 and 2008 totaled $15.7 and $18.0 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at September 30, 2009, before consideration of estimated forfeitures, was $36.3 million. We estimate that this cost will be reduced by approximately $3.4 million related to forfeitures. The weighted average remaining expense recognition period at September 30, 2009 was approximately 1.8 years.

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

	For the Nine Months Ended
	September 30,
	2009	2008

Expected stock price volatility	30%	25%
Expected term, in years	4.8	4.9
Risk-free interest rate	1.6%	2.7%

Weighted average fair value of options granted	$9.97	$15.31
The total fair value of options vested during the nine months ended September 30, 2009 and 2008 was $9.7 million and $7.5 million, respectively.
Restricted and Other Deferred Stock Units with Vesting Conditions
The combined weighted average fair value per unit of restricted stock units and deferred stock units with vesting conditions granted during the nine months ended September 30, 2009 and 2008 was $34.70 and $56.78, respectively.
NOTE 5. INVENTORIES
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2009	2008

Raw materials	$32,237	$32,575
Work-in-process	18,491	18,428
Finished goods	73,760	64,923

	$124,488	$115,926

NOTE 6. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Land and improvements	$6,927	$8,189
Buildings and improvements	90,565	90,042
Leasehold improvements	19,752	17,275
Machinery and equipment	109,027	106,632
Office furniture and equipment	25,271	22,804
Computer hardware and software	65,245	52,081
Construction in progress	29,383	23,175

	346,170	320,198
Less accumulated depreciation and amortization	149,628	130,552

Total property and equipment, net	$196,542	$189,646

Depreciation expense was $9.9 million and $29.4 million for the three and nine months ended September 30, 2009, respectively. Depreciation expense was $9.1 million and $26.5 million for the three and nine months ended September 30, 2008, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS
Intangible assets other than goodwill consisted of the following (in thousands):

	September 30, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$9,443	$4,636	$9,748	$4,306
Product rights (1)	32,591	14,826	32,187	13,180
Customer-related intangible assets (2)	57,747	15,862	52,642	11,844
Other, primarily noncompete agreements	6,167	3,787	6,268	3,188

	$105,948	$39,111	$100,845	$32,518

(1)	Product rights comprise certain technologies, licenses, trade names and contractual rights acquired from third parties.

(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.
Amortization expense of intangible assets was $2.3 million and $7.0 million for the three and nine months ended September 30, 2009, respectively. Amortization expense of intangible assets was $2.7 million and $7.9 million for the three and nine months ended September 30, 2008, respectively.
See Note 3 for a discussion of amortizable intangible assets recognized during the nine months ended September 30, 2009. The remaining changes in the cost of intangible assets other than goodwill during the nine months ended September 30, 2009 resulted from changes in foreign currency exchange rates.
Goodwill by segment consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Companion animal group segment	$117,335	$109,502
Water segment	13,986	12,757
Production animal segment	10,285	9,978
Other segment	6,531	6,531

	$148,137	$138,768

See Note 3 for a discussion of goodwill recognized during the nine months ended September 30, 2009. The remaining changes in goodwill during the nine months ended September 30, 2009 resulted from changes in foreign currency exchange rates.
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

Following is a summary of changes in accrued warranty reserves during the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance, beginning of period	$3,099	$1,579	$2,837	$1,667
Provision for warranty expense	1,225	1,096	3,357	2,154
Change in estimate, balance beginning of period	(225)	(167)	(573)	(246)
Settlement of warranty liability	(1,139)	(642)	(2,661)	(1,709)

Balance, end of period	$2,960	$1,866	$2,960	$1,866

NOTE 9. DEBT
At September 30, 2009, we had $142.6 million outstanding under our unsecured short-term revolving credit facility (“Credit Facility”) with a weighted average interest rate of 0.8%, of which $4.6 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. Of the total amount outstanding at September 30, 2009, $80 million has been classified as a long-term liability based on our ability and intent with regard to future use and repayment of balances outstanding. The applicable interest rates on our Credit Facility generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our consolidated leverage ratio. Based on current market conditions, we believe that we could obtain an unsecured short-term revolving credit facility similar to our current Credit Facility; however, that facility would be at an interest rate that is approximately 2.25 percentage points higher than the interest rate on our current Credit Facility. Based on this difference, the fair market value of the debt would be approximately $945 thousand per $1 million of principal outstanding as of September 30, 2009, assuming the amounts outstanding at September 30, 2009 remained outstanding for the duration of the Credit Facility. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At September 30, 2009, we were in compliance with the covenants of the Credit Facility.
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
In March 2009, we entered into two forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations. See Note 17 for a discussion of our derivative instruments and hedging activities.
NOTE 10. INCOME TAXES
Our effective income tax rates for the three and nine months ended September 30, 2009 were 28.0% and 30.1%, respectively, compared with 33.1% and 31.4% for the three and nine months ended September 30, 2008, respectively.
The decrease in our effective income tax rate for the three months ended September 30, 2009 compared to September 30, 2008 was primarily due to the recognition of tax benefits resulting from expiration of certain statutes of limitation and federal research and development tax incentives received during the three months ended September 30, 2009 that were not available for the three months ended September 30, 2008.
The decrease in the effective tax rate for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 relates primarily to the recognition of tax benefits resulting from expiration of certain statutes of limitation and federal research and development tax incentives received during the nine months ended September 30, 2009 that were not available for the nine months ended September 30, 2008. The benefits were partly offset by a reduction in international deferred tax liabilities in 2008 due to a change in the statutory tax rates for a jurisdiction in which we operate. This non-recurring benefit of approximately $1.5 million reduced our effective income tax rate for the nine months ended September 30, 2008 by 1.1 percentage points.

NOTE 11. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$31,536	$25,699	$91,274	$92,614
Other comprehensive income (loss):
Foreign currency translation adjustments	7,053	(13,921)	14,024	(5,015)
Change in fair value of foreign currency contracts classified as hedges, net of tax	(2,975)	6,230	(11,433)	5,599
Change in fair value of interest rate swaps classified as hedges, net of tax	(537)	—	(201)	—
Change in fair market value of investments, net of tax	133	(223)	375	(192)

Comprehensive income	$35,210	$17,785	$94,039	$93,006

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
The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	58,540	59,374	58,799	60,025
Weighted average vested deferred stock units outstanding	116	99	112	96

	58,656	59,473	58,911	60,121

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	58,656	59,473	58,911	60,121
Dilutive effect of options issued to employees and directors	1,876	2,304	1,685	2,378
Dilutive effect of restricted stock units issued to employees	128	83	115	98
Dilutive effect of unvested deferred stock units issued to directors	8	5	7	6

	60,668	61,865	60,718	62,603

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

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average number of shares underlying anti-dilutive options	647	653	1,362	610

Weighted average exercise price per underlying share of anti-dilutive options	$52.91	$53.67	$44.76	$52.98

Weighted average number of shares underlying anti-dilutive restricted stock units	—	3	3	2
The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	September 30,
	2009	2008

Closing price per share of our common stock	$50.00	$54.80

Number of shares underlying options with exercise prices below the closing price	4,390	4,758
Number of shares underlying options with exercise prices equal to or above the closing price	568	403

Total number of shares underlying outstanding options	4,958	5,161

NOTE 13. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Significant commitments, contingencies and guarantees at September 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in Note 12 to the consolidated financial statements.
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
From the inception of the program in August 1999 to September 30, 2009, we repurchased 37,220,000 shares for $880.5 million. During that same period, we received 411,000 shares of stock with a market value of $9.1 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, the vesting of restricted stock units and the settlement of deferred stock units, and in payment for the exercise price of stock options.
Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Shares acquired	375	392	1,467	2,367
Total cost of shares acquired	$18,375	$20,143	$59,191	$123,800
Average cost per share	$48.99	$51.44	$40.34	$52.30

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
CAG develops, designs, manufactures, and distributes products and performs services for veterinarians. Water develops, designs, manufactures, and distributes products to detect contaminants in water. PAS develops, designs, manufactures, and distributes products to detect disease in production animals. Dairy develops, designs, manufactures, and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. In connection with the restructuring of our pharmaceutical business in the fourth quarter of 2008, we realigned two of our remaining pharmaceutical product lines to Rapid Assay products within our CAG segment, and realigned the remainder of our pharmaceutical business, which comprised one product line and two out-licensing arrangements, to the Other category. The segment information for the three and nine months ended September 30, 2008 has been restated to conform to our presentation of reportable segments for the three and nine months ended September 30, 2009. Previously, financial information related to the product lines realigned to Rapid Assay and the product line and out-licensing arrangement realigned to Other were included in the pharmaceutical business and reported in our CAG segment.
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

The following is the segment information (in thousands):

	For the Three Months Ended September 30,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2009
Revenues	$214,461	$19,691	$15,943	$9,025	$—	$259,120

Income (loss) from operations	$38,002	$8,416	$944	$(244)	$(2,913)	$44,205

Interest expense, net						388

Income before provision for income taxes						43,817
Provision for income taxes						12,281

Net income						$31,536

2008
Revenues	$204,762	$20,321	$17,801	$8,209	$—	$251,093

Income (loss) from operations	$28,800	$8,865	$3,482	$127	$(2,277)	$38,997

Interest expense, net						560

Income before provision for income taxes						38,437
Provision for income taxes						12,738

Net income						$25,699

	For the Nine Months Ended September 30,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2009
Revenues	$625,442	$54,707	$53,848	$27,301	$—	$761,298

Income (loss) from operations	$106,993	$24,336	$11,002	$(145)	$(10,364)	$131,822

Interest expense, net						1,187

Income before provision for income taxes						130,635
Provision for income taxes						39,361

Net income						$91,274

2008
Revenues	$637,534	$57,287	$60,452	$25,464	$—	$780,737

Income (loss) from operations	$105,412	$23,437	$14,824	$634	$(7,700)	$136,607

Interest expense, net						1,688

Income before provision for income taxes						134,919
Provision for income taxes						42,305

Net income						$92,614

Revenue by product and service category was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
CAG segment revenue:
Instruments and consumables	$83,922	$80,587	$239,889	$236,974
Rapid assay products	37,753	36,300	116,997	116,628
Laboratory and consulting services	76,419	73,536	222,987	222,984
Practice information systems and digital radiography	16,367	13,333	45,515	42,373
Pharmaceutical products	—	1,006	54	18,575

CAG segment revenue	214,461	204,762	625,442	637,534

Water segment revenue	19,691	20,321	54,707	57,287
PAS segment revenue	15,943	17,801	53,848	60,452
Other segment revenue	9,025	8,209	27,301	25,464

Total revenue	$259,120	$251,093	$761,298	$780,737

NOTE 16. FAIR VALUE MEASUREMENTS
Financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable, derivative instruments, interest rate swap agreements, accounts payable, lines of credit, and notes payable. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, investments and accounts receivable. We place our investments in highly-rated financial institutions and money market funds invested in government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due to us and, as a consequence, believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for potential credit losses, but historically have not experienced any significant credit losses related to an individual customer or group of customers in any particular industry or geographic area. The carrying amounts of our financial instruments, other than long-term debt, approximate fair market value because of the short maturity of those instruments. See Note 9 for the carrying amount of our long-term debt and for a discussion of interest rate risk regarding our revolving credit facility and Note 17 for a discussion of our derivative instruments and hedging activities.
U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.
There are three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. At September 30, 2009, our Level 1 assets included investments in money market funds and marketable securities related to a deferred compensation plan assumed in a business combination. The liability associated with this plan relates to deferred compensation, which is indexed to the performance of the underlying investments, and is included in our Level 1 liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At September 30, 2009, our Level 2 liabilities included foreign currency hedge contracts and interest rate hedge contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At September 30, 2009, we had no Level 3 assets or liabilities.
Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any nonfinancial assets or nonfinancial liabilities which required remeasurement during the nine months ended September 30, 2009.

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2009 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2009

Assets
Marketable securities (1)	$1,768	$—	$—	$1,768
Money market funds (2)	52,106	—	—	52,106
Liabilities
Interest rate swaps (3)	—	319	—	319
Deferred compensation (4)	1,768	—	—	1,768
Foreign currency exchange contracts (5)	—	6,743	—	6,743

(1)	Investments in marketable securities for a deferred compensation plan, which is included in other long-term assets.

(2)	Short-term investment in registered funds and included in cash and cash equivalents.

(3)	Interest rate swaps designated as cash flow hedges, included in accrued liabilities whereby we will receive variable interest rate payments in exchange for fixed interest payments on $80 million of borrowings outstanding beginning on March 31, 2010, extending through March 30, 2012.

(4)	Deferred compensation liability associated with the above-mentioned marketable securities, included in other long-term liabilities.

(5)	Foreign currency hedge contracts, included in accrued liabilities. The notional value of these contracts is $110.8 million.
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
NOTE 17. DERIVATIVE INSTRUMENTS AND HEDGING
Disclosure within this footnote is presented to provide transparency about how and why we use derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect our financial position, results of operations, and cash flows. Derivative instruments are recognized on the balance sheet as either assets or liabilities at fair value with a corresponding offset to other comprehensive income, which is net of tax.
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
Cash Flow Hedges
We have designated our forward currency exchange contracts and variable-to-fixed interest rate swaps as cash flow hedges. For derivative instruments that are designated as hedges, changes in the fair value of the derivative are recognized in other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We de-designate derivative instruments from hedge accounting when the probability of the hedged transaction occurring becomes less than probable, but remains reasonably possible. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in other comprehensive income at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value of the hedged item. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2009 and 2008 were not material. At September 30, 2009, the estimated net amount of losses that are expected to be reclassified out of accumulated other comprehensive income and into earnings within the next 12 months is $3.7 million.
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
The notional amount of foreign currency contracts to hedge forecasted intercompany sales consisted of the following (in thousands):

	U.S. Dollar Equivalent
	September 30,	December 31,	September 30,
Currency Sold	2009	2008	2008

Euro	$42,849	$44,907	$62,365
British Pound	22,853	20,540	25,466
Canadian Dollar	22,907	16,960	16,447
Australian Dollar	6,384	3,641	5,335
Swiss Franc	—	—	392
Japanese Yen	8,168	6,318	4,823

	$103,161	$92,366	$114,828

	U.S. Dollar Equivalent
	September 30,	December 31,	September 30,
Currency Purchased	2009	2008	2008

Swiss Franc	$7,603	$5,383	$7,675
Japanese Yen	—	—	582

	$7,603	$5,383	$8,257

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	September 30,	December 31,	September 30,
	2009	2008	2008

Interest rate swap	$80,000	$—	$—

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

	Asset Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value

Derivatives designated as hedging instruments

Foreign exchange contracts	Other current assets	$—	Other current assets	$9,932

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts	Accrued expenses	$6,717	Accrued expenses	$—
Interest rate swaps	Accrued expenses	319	Accrued expenses	—

Derivatives not designated as hedging instruments (1)
Foreign exchange contracts	Accrued expenses	26	Accrued expenses	—

Total derivative instruments		$7,062		$—

(1)	Derivatives not designated as hedge instruments relate to foreign exchange contracts, originally entered into to hedge against the volatility associated with foreign currency transactions, where the probability of the hedged transaction occurring within the original specified period of time changed from probable to reasonably possible.
The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheet for the three and nine months ended September 30, 2009 and 2008 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Derivative instruments	2009	2008	2009	2008

Foreign exchange contracts, net of tax	$(2,975)	$6,230	$(11,433)	$5,599
Interest rate swaps, net of tax	(537)	—	(201)	—

Total loss, net of tax	$(3,512)	$6,230	$(11,634)	$5,599

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 consisted of the following (in thousands):

	Classification of
	Gain (Loss)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from	For the Three Months Ended		For the Nine Months Ended
	OCI into Income	September 30,		September 30,
Derivative instruments	(Effective Portion)	2009	2008	2009	2008

Foreign exchange contracts	Cost of revenue	$4	$200	$6,956	$(3,576)

The effect of derivative instruments that have been de-designated from cash flow hedge treatment on the condensed consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 consisted of the following (in thousands):

	Classification of	Gain (Loss) Recognized in Income Related to De-designated Cash Flow Hedges
	Gain (Loss)	For the Three Months Ended		For the Nine Months Ended
De-designated derivative	Reclassified from	September 30,		September 30,
instruments	OCI into Income	2009	2008	2009	2008

Foreign exchange contracts	General and administrative expense	$(31)	$—	$(73)	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

• Business Overview
We operate primarily through three business segments: products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as our Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality, which we refer to as Dairy, and products for the human medical diagnostic market, which we refer to as OPTI Medical. In addition, we maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services. Financial information about our Dairy and OPTI Medical operating segments and other activities are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. In connection with the restructuring of our pharmaceutical business at the end of 2008, we realigned two of our remaining pharmaceutical product lines to the Rapid Assay business, which is part of our CAG segment, and realigned the remainder of our pharmaceutical business, which comprised one product line and two out-licensing arrangements, to the Other category. Segment information presented for the three and nine months ended September 30, 2008 has been restated to conform to our presentation of reportable segments for the three and nine months ended September 30, 2009. See Note 15 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for financial information about our segments.
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
Approximately 23% of our revenue is derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our international revenues and on margins of products manufactured in the U.S. and sold internationally. In addition, to the extent that the U.S. dollar is stronger in future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and the impact of foreign currency hedge contracts in place partly offset this exposure. See also the section of this Quarterly Report on Form 10-Q under the heading “Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
We believe that our financial results in the first, second and third quarters of 2009 continued to be negatively impacted by economic conditions that weakened over the course of 2008 due, in large part, to fewer patient visits to U.S. and European veterinary clinics for routine screening, preventive care and elective procedures. Reduced patient visits negatively impacted sales of rapid assay tests, instrument consumables and laboratory services in our CAG segment. In addition, we believe that sales of our instruments, which are larger capital purchases for veterinarians, have been negatively affected by increased caution among veterinarians regarding near-term economic prospects. These observations are consistent with other market data that is available to us, particularly with respect to changes in patient visits to U.S. veterinary medical hospitals. Weaker economic conditions have also increased the focus of our customers on the pricing of our products and services, resulting in lower price realization for certain products over the course of the previous four quarters relative to prior periods.

Beyond our companion animal business, we are also seeing the weaker economy impact certain customer groups in our Water and PAS businesses. Lower Water testing volumes in the non-regulatory segments of the business have been driven by a decline in new home construction and reduced consumer willingness to spend on certain luxury items, such as vacation cruises. Lower PAS testing volumes have been driven by a reduction in non-regulatory producer and laboratory testing, as a measure to reduce operating costs, and by a reduction in testing associated with government mandated eradication programs, due to lower government funding.
While we expect these trends to continue in the near term, we believe the fundamental drivers of demand in our served markets remain intact and that growth rates will improve as major world economies stabilize.
• Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2009 are consistent with those discussed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008, except as discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the nine months ended September 30, 2009 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

• Results of Operations
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Revenue
Total Company. The following table presents revenue by operating segment:

For the Three Months Ended September 30,
							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2009	2008	Change	Change	Currency (1)	Divestitures (2)	Effect

CAG	$214,461	$204,762	$9,699	4.7%	(1.9%)	(0.1%)	6.7%
Water	19,691	20,321	(630)	(3.1%)	(3.0%)	—	(0.1%)
PAS	15,943	17,801	(1,858)	(10.4%)	(2.8%)	—	(7.6%)
Other	9,025	8,209	816	9.9%	(0.4%)	—	10.3%

Total	$259,120	$251,093	$8,027	3.2%	(2.0%)	(0.1%)	5.3%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended September 30, 2009 to the three months ended September 30, 2008.

(2)	Represents the percentage change in revenue during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to June 30, 2008.
The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from businesses acquired or revenues lost from businesses divested subsequent to June 30, 2008.
Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Three Months Ended September 30,
							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2009	2008	Change	Change	Currency (1)	Divestitures (2)	Effect

Instruments and consumables	$83,922	$80,587	$3,335	4.1%	(1.9%)	—	6.0%
Rapid assay products	37,753	36,300	1,453	4.0%	(0.5%)	—	4.5%
Laboratory and consulting services	76,419	73,536	2,883	3.9%	(2.7%)	0.9%	5.7%
Practice information management systems and digital radiography	16,367	13,333	3,034	22.8%	(0.9%)	0.3%	23.4%
Pharmaceutical products	—	1,006	(1,006)	(100.0%)	—	(100.0%)	—

Net CAG revenue	$214,461	$204,762	$9,699	4.7%	(1.9%)	(0.1%)	6.7%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended September 30, 2009 to the three months ended September 30, 2008.

(2)	Represents the percentage change in revenue during the three months ended September 30, 2009 compared to the three months ended September 30, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to June 30, 2008.

The increase in instruments and consumables revenue was due to higher sales volumes, partly offset by lower average unit sales prices. Higher instrument sales volume was driven primarily by sales of our Catalyst Dx® chemistry analyzer, which was launched at the end of the first quarter of 2008. This impact was partly offset by a decrease in sales of many of our other IDEXX VetLab® instruments, due primarily to a shift in focus of our sales efforts to our newer instruments and to economic factors. Higher sales volume was also attributable to sales of consumables used with the Catalyst Dx® instrument and to higher instrument service revenue due to the increase in instruments covered under service contracts as our active installed base of instruments continued to increase. Lower average unit sales prices for instruments were primarily related to sales of our LaserCyte® hematology analyzers, resulting from discounts associated with customer purchase programs. The impact from changes in distributors’ inventory levels increased reported instruments and consumables revenue growth by 1%.
The increase in rapid assay revenue was due to changes in distributor inventories and higher average unit sales prices, partly offset by lower practice-level sales. Higher average unit sales prices were due, in part, to higher relative sales of canine combination test products, due to the launch of SNAP® 4Dx® in Europe, as well as price increases for certain canine and feline tests. The impact from changes in distributors’ inventory levels increased reported rapid assay revenue growth by 5%.
The increase in laboratory and consulting services revenue resulted primarily from the impact of higher testing volume and price increases. Higher testing volume was the result of growth in our customer base and the impact of new test offerings.
The increase in practice information management systems and digital radiography revenue resulted primarily from higher sales volumes of companion animal radiography systems and, to a lesser extent, increased sales of equine radiography systems and hardware and peripheral equipment used with practice information management systems. Higher average unit prices for companion animal radiography systems also contributed to the increase in sales. These favorable impacts were partly offset by lower sales volumes of Cornerstone® practice information management systems and lower average unit sales prices for equine radiography systems.
In the fourth quarter of 2008, we sold a substantial portion of our pharmaceutical assets and product lines, and therefore did not have pharmaceutical product revenue during the three months ended September 30, 2009. We have retained certain intellectual property and licenses for developed products as well as certain less significant product lines, which have been reassigned to other business units. Prior year amounts have been reclassified to conform to current year presentation.
Water. Water revenue was flat as compared to the same period of the prior year as the unfavorable impact of higher relative sales of our products in geographies where products are sold at lower average unit sales prices was offset by higher Colilert® product sales volume.
Production Animal Segment. The decrease in PAS revenue resulted primarily from lower sales volumes of certain bovine tests. To a lesser extent, the impact of the timing of revenue recognition on shipments to a customer, where revenue for shipments to that customer is recognized on the cash basis of accounting due to uncertain collectability, and lower sales volume of certain swine tests also contributed to the decrease in revenue.
Other. The increase in Other operating units revenue was due primarily to higher sales volume of Dairy SNAP® antibiotic residue tests, accessories and a recently launched Dairy instrument. These impacts were partly offset by lower average unit sales prices for certain OPTI Medical and Dairy products.
Gross Profit
Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Three Months Ended September 30,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$105,234	49.1%	$99,807	48.7%	$5,427	5.4%
Water	12,251	62.2%	12,825	63.1%	(574)	(4.5%)
PAS	9,257	58.1%	12,035	67.6%	(2,778)	(23.1%)
Other	3,721	41.2%	3,462	42.2%	259	7.5%
Unallocated amounts	14	N/A	20	N/A	(6)	(30.0%)

Total Company	$130,477	50.4%	$128,149	51.0%	$2,328	1.8%

Companion Animal Group. Gross profit for CAG increased due to higher sales volume in all CAG product and service lines, and a slight increase in the gross profit percentage. Gross profit percentage remained relatively constant at 49% as higher selling prices, primarily for laboratory and consulting services, lower depreciation expense and reduced overall cost of service in our laboratory and consulting services business were offset by higher overall manufacturing costs and higher relative sales of lower margin products. Lower depreciation expense was due to an increase in the number of IDEXX VetLab® instruments placed at customer sites becoming fully depreciated. We have curtailed this type of placement over the past few quarters, which has resulted in fewer instruments being capitalized during more recent periods. Higher overall manufacturing costs were due, in part, to the impact of lower production volumes of certain instruments and related consumables.
Water. Gross profit for Water decreased due to a decrease in the gross profit percentage to 62% from 63%, partly offset by slightly higher sales volume. The decrease in the gross profit percentage was due primarily to the impact of higher product and manufacturing costs; the unfavorable impact that strengthening of the U.S. Dollar had on sales denominated in foreign currencies, net of the favorable impact of foreign currency hedge contracts and the favorable impact of exchange rates on foreign currency denominated expenses; and higher costs related to product distribution. These unfavorable items were partly offset by greater relative sales of higher margin products and lower royalty costs.
Production Animal Segment. Gross profit for PAS decreased due to lower sales volume and a decrease in the gross profit percentage to 58% from 68%. The decrease in the gross profit percentage was due primarily to higher costs of production; the impact of lower revenue recognized related to a customer where revenue is recognized on the cash basis of accounting due to uncertain collectability; and, to a lesser extent, higher royalty costs and the unfavorable impact that strengthening of the U.S. Dollar had on sales denominated in foreign currencies, net of the favorable impact of foreign currency hedge contracts and the favorable impact of exchange rates on foreign currency denominated expenses. These unfavorable impacts were partly offset by higher relative sales of higher margin products.
Other. Gross profit for Other operating units increased due to higher sales, partly offset by a decrease in the gross profit percentage to 41% from 42%. The decrease in the gross profit percentage was due primarily to lower average unit sales prices.
Operating Expenses and Operating Income
Total Company. The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$67,232	31.3%	$71,007	34.7%	$(3,775)	(5.3%)
Water	3,835	19.5%	3,960	19.5%	(125)	(3.2%)
PAS	8,313	52.1%	8,553	48.0%	(240)	(2.8%)
Other	3,965	43.9%	3,335	40.6%	630	18.9%
Unallocated amounts	2,927	N/A	2,297	N/A	630	27.4%

Total Company	$86,272	33.3%	$89,152	35.5%	$(2,880)	(3.2%)

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$38,002	17.7%	$28,800	14.1%	$9,202	32.0%
Water	8,416	42.7%	8,865	43.6%	(449)	(5.1%)
PAS	944	5.9%	3,482	19.6%	(2,538)	(72.9%)
Other	(244)	(2.7%)	127	1.6%	(371)	(292.1%)
Unallocated amounts	(2,913)	N/A	(2,277)	N/A	(636)	(27.9%)

Total Company	$44,205	17.1%	$38,997	15.5%	$5,208	13.4%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$35,082	16.4%	$35,272	17.2%	$(190)	(0.5%)
General and administrative	21,982	10.2%	23,878	11.7%	(1,896)	(7.9%)
Research and development	10,168	4.7%	11,857	5.8%	(1,689)	(14.2%)

Total operating expenses	$67,232	31.3%	$71,007	34.7%	$(3,775)	(5.3%)

As previously described, we sold a substantial portion of our pharmaceutical assets and product lines and restructured the remainder of this business in the fourth quarter of 2008. As a result, we did not incur meaningful expenses related to this business in the third quarter of 2009 and will not incur meaningful expenses in the future. This impact on sales and marketing expense, general and administrative expense and research and development expense is referred to in the following operating expense analysis as the impact of “the pharmaceutical transaction.” In relation to restructuring the remainder of the pharmaceutical business, certain research and development personnel were realigned to our corporate research and development team, for which expenses are not allocated to our operating segments. A portion of the decrease in spending explained within the CAG section is due to this restructuring.
The decrease in sales and marketing expense resulted primarily from the effects of the pharmaceutical transaction and the favorable impact of exchange rates on foreign currency denominated expenses, partly offset by higher personnel and personnel-related costs due, in part, to the addition of customer support, sales and marketing workforce. The decrease in general and administrative expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses, from lower bad debt expense and from the effects of the pharmaceutical transaction. In the third quarter of 2009, our aging of outstanding receivables improved and we reduced our provision for bad debts based on that improvement. To a lesser extent, general and administrative expense was also favorably impacted by reduced amortization expense related to intangible assets associated with our laboratory and consulting services business. The decrease in research and development expense resulted primarily from a decrease in spending due to the effects of the pharmaceutical transaction and, to a lesser extent, decreased development spending related to our recently launched chemistry analyzer, Catalyst Dx®, which we began shipping to customers at the end of the first quarter of 2008.
Water. The following table presents Water expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$1,691	8.6%	$1,852	9.1%	$(161)	(8.7%)
General and administrative	1,387	7.0%	1,423	7.0%	(36)	(2.5%)
Research and development	757	3.8%	685	3.4%	72	10.5%

Total operating expenses	$3,835	19.5%	$3,960	19.5%	$(125)	(3.2%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses and lower spending on travel and consulting services. The decrease in general and administrative expense resulted from the favorable impact of exchange rates on foreign currency denominated expenses. The increase in research and development expense was due primarily to an increase in spending associated with enhancing the functionality of an existing product, qualifying second source suppliers of certain raw materials and new product development. These items were partly offset by lower spending for patent registration and related fees.

Production Animal Segment. The following table presents PAS operating expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$2,946	18.5%	$3,067	17.2%	$(121)	(3.9%)
General and administrative	3,104	19.5%	3,491	19.6%	(387)	(11.1%)
Research and development	2,263	14.2%	1,995	11.2%	268	13.4%

Total operating expenses	$8,313	52.1%	$8,553	48.0%	$(240)	(2.8%)

The decrease in sales and marketing expense resulted primarily from lower personnel and personnel-related costs associated with a reduction of commissions expense, fewer sales personnel and the favorable impact of exchange rates on foreign currency denominated expenses. These items were partly offset by higher spending on marketing programs. The decrease in general and administrative expense resulted primarily from lower bad debt expense, a decrease in amortization expense related to intangible assets and the favorable impact of exchange rates on foreign currency denominated expenses. These favorable items were partly offset by increased personnel costs. The increase in research and development expense resulted primarily from an increase in spending related to product development and increased personnel costs.
Other. Operating expenses for Other operating units increased $0.6 million to $4.0 million for the three months ended September 30, 2009 due primarily to an increase in deferred compensation expense associated with an employee plan assumed in the acquisition of OPTI Medical and higher spending on research and development supplies. The increase in deferred compensation expense was due to changes to the market value of the underlying investments of the plan.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $0.6 million to $2.9 million for the three months ended September 30, 2009 due primarily to higher expense related to share-based compensation.
Interest Income and Interest Expense
Interest income was less than $0.1 million for the three months ended September 30, 2009, compared to $0.7 million for the same period of the prior year. The decrease in interest income was due primarily to lower interest rates, partly offset by higher invested cash balances.
Interest expense was $0.4 million for the three months ended September 30, 2009, compared to $1.2 million for the same period of the prior year. The decrease in interest expense was due primarily to lower interest rates on outstanding debt balances.
Provision for Income Taxes
Our effective income tax rates were 28.0% and 33.1% for the three months ended September 30, 2009 and 2008, respectively. This decrease in our effective income tax rate was primarily due to the recognition of tax benefits resulting from the expiration of certain statutes of limitation and federal research and development tax incentives received during the three months ended September 30, 2009 that were not available for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Revenue
Total Company. The following table presents revenue by operating segment:

For the Nine Months Ended September 30,
							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2009	2008	Change	Change	Currency (1)	Divestitures (2)	Effect

CAG	$625,442	$637,534	$(12,092)	(1.9%)	(4.2%)	(2.8%)	5.1%
Water	54,707	57,287	(2,580)	(4.5%)	(5.8%)	—	1.3%
PAS	53,848	60,452	(6,604)	(10.9%)	(7.7%)	—	(3.2%)
Other	27,301	25,464	1,837	7.2%	(1.4%)	—	8.6%

Total	$761,298	$780,737	$(19,439)	(2.5%)	(4.5%)	(2.3%)	4.3%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

(2)	Represents the percentage change in revenue during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2007.
The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from businesses acquired or revenues lost from businesses divested subsequent to December 31, 2007.
Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Nine Months Ended September 30,
							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2009	2008	Change	Change	Currency (1)	Divestitures (2)	Effect

Instruments and consumables	$239,889	$236,974	$2,915	1.2%	(4.9%)	—	6.1%
Rapid assay products	116,997	116,628	369	0.3%	(1.3%)	—	1.6%
Laboratory and consulting services	222,987	222,984	3	—	(5.6%)	0.3%	5.3%
Practice information management systems and digital radiography	45,515	42,373	3,142	7.4%	(2.0%)	0.1%	9.3%
Pharmaceutical products	54	18,575	(18,521)	(99.7%)	—	(100.0%)	0.3%

Net CAG revenue	$625,442	$637,534	$(12,092)	(1.9%)	(4.2%)	(2.8%)	5.1%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the nine months ended September 30, 2009 to the nine months ended September 30, 2008.

(2)	Represents the percentage change in revenue during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2007.

The increase in instruments and consumables revenue was due to higher sales volumes and higher average unit sales prices realized on most of our consumable products, partly offset by lower average unit sales prices for instruments. Higher instrument sales volumes were driven by sales of Catalyst Dx® chemistry analyzers and SNAPshot Dx® analyzers, which were both launched at the end of the first quarter of 2008, partly offset by a decrease in sales of most of our other IDEXX VetLab® instruments. This decrease in sales of other instruments was due primarily to a shift in focus of our sales efforts to our newer instruments and to economic factors. Higher instrument service revenue was due to the increase in the number of instruments covered under service contracts as our active installed base of instruments continued to increase. Lower average unit sales prices for instruments was primarily related to sales of our LaserCyte® hematology analyzers and VetTest® chemistry analyzers, resulting, in part, from discounts associated with customer purchase programs. The impact from changes in distributors’ inventory levels reduced reported instruments and consumables revenue growth by 1%.
The increase in rapid assay revenue was due to higher practice-level sales and the favorable impact of a comparatively lower decrease in distributor inventories for the nine months ended September 30, 2009, as compared to the decrease in the same period of the prior year. The increase in practice-level sales was due primarily to higher sales volumes of canine combination test products. To a lesser extent, higher average unit sales prices also contributed to the increase in rapid assay revenue. The impact from changes in distributors’ inventory levels increased reported rapid assay revenue growth by 1%.
The increase in laboratory and consulting services revenue resulted primarily from the impact of price increases and higher testing volume. Higher testing volume was the result of growth in our customer base and the impact of new test offerings.
The increase in practice information management systems and digital radiography revenue resulted primarily from higher sales volumes and higher average unit sales prices for companion animal radiography systems. Higher sales volumes were due primarily to sales of companion animal radiography systems and peripheral equipment and support services, including data storage and extended maintenance agreements. These favorable items were partly offset by lower sales volumes of equine radiography systems and Cornerstone® practice information management systems.
In the fourth quarter of 2008, we sold a substantial portion of our pharmaceutical assets and product lines, and therefore have not had significant pharmaceutical product revenue in 2009. We have retained certain intellectual property and licenses for developed products as well as certain less significant product lines, which have been reassigned to other business units. Prior year amounts have been reclassified to conform to current year presentation.
Water. The increase in Water revenue resulted primarily from higher average unit sales prices, partly offset by lower sales volume of certain Water products. Higher average unit sales prices were attributable to higher relative sales in geographies where products are sold at higher average unit sales prices and to the impact of price increases for certain products sold in the U.S. and other regions.
Production Animal Segment. The decrease in PAS revenue resulted primarily from lower sales volumes of certain swine and bovine tests. To a lesser extent, the impact of the timing of revenue recognition on shipments to a customer, where revenue for shipments to that customer is recognized on the cash basis of accounting due to uncertain collectability, and lower average unit sales prices for certain bovine and swine tests also contributed to the decrease in revenue. These unfavorable impacts were partly offset by higher average unit sales prices for certain poultry tests as well as higher relative sales in geographies where products are sold at higher average unit sales prices.
Other. The increase in Other operating units revenue was due primarily to higher sales volume of OPTI Medical products and of Dairy products, including Dairy SNAP® antibiotic residue tests, a recently launched instrument and a new Dairy SNAP® residue test for detection of melamine. These favorable items were partly offset by lower average unit sales prices for OPTI Medical products.

Gross Profit
Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Nine Months Ended September 30,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$310,010	49.6%	$321,842	50.5%	$(11,832)	(3.7%)
Water	35,961	65.7%	35,573	62.1%	388	1.1%
PAS	35,664	66.2%	40,698	67.3%	(5,034)	(12.4%)
Other	11,462	42.0%	10,840	42.6%	622	5.7%
Unallocated amounts	253	N/A	292	N/A	(39)	(13.4%)

Total Company	$393,350	51.7%	$409,245	52.4%	$(15,895)	(3.9%)

Companion Animal Group. Gross profit for CAG decreased due to lower sales volume and a decrease in the gross profit percentage to 50% from 51%. The decrease in sales volume was attributable to the absence of pharmaceutical sales in 2009. The decrease in the gross profit percentage was due primarily to higher overall manufacturing costs due, in part, to the impact of lower production volumes of most instruments and consumables, excluding recently launched instruments; the absence of higher margin pharmaceutical product sales in 2009; and higher relative sales of lower margin IDEXX VetLab® instruments and laboratory and consulting services. These unfavorable impacts were partly offset by the impact of higher selling prices, primarily of laboratory and consulting services, and lower depreciation expense associated with IDEXX VetLab® instrument placements.
Water. Gross profit for Water increased due to increased sales volume and an increase in the gross profit percentage to 66% from 62%. The increase in the gross profit percentage was due primarily to the impact of lower royalty costs and, to a lesser extent, higher average unit sales prices, greater relative sales of higher margin products and the favorable impact of foreign currency hedge contracts and the favorable currency impact of foreign currency denominated expenses, net of the unfavorable impact that strengthening of the U.S. Dollar had on sales denominated in foreign currencies. These favorable impacts were partly offset by higher costs related to product distribution.
Production Animal Segment. Gross profit for PAS decreased due to lower sales volume and a decrease in the gross profit percentage to 66% from 67%. The decrease in gross profit percentage was due primarily to higher costs of product manufacturing and the impact of lower revenue recognized related to a customer where revenue is recognized on the cash basis of accounting due to uncertain collectability. These items were partly offset by the favorable impact of foreign currency hedge contracts and the favorable currency impact of foreign currency denominated expenses, net of the unfavorable impact that strengthening of the U.S. Dollar had on sales denominated in foreign currencies and greater relative sales of higher margin products.
Other. Gross profit for Other operating units increased due to higher sales volume, partly offset by a slight decrease in gross profit percentage. The decrease in gross profit percentage was due to lower average unit sales prices of OPTI Medical and Dairy products, partly offset by greater relative sales of higher margin Dairy products.

Operating Expenses and Operating Income
Total Company. The following tables present operating expenses and operating income by operating segment:

For the Nine Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$203,017	32.5%	$216,430	33.9%	$(13,413)	(6.2%)
Water	11,625	21.2%	12,136	21.2%	(511)	(4.2%)
PAS	24,662	45.8%	25,874	42.8%	(1,212)	(4.7%)
Other	11,607	42.5%	10,206	40.1%	1,401	13.7%
Unallocated amounts	10,617	N/A	7,992	N/A	2,625	32.8%

Total Company	$261,528	34.4%	$272,638	34.9%	$(11,110)	(4.1%)

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$106,993	17.1%	$105,412	16.5%	$1,581	1.5%
Water	24,336	44.5%	23,437	40.9%	899	3.8%
PAS	11,002	20.4%	14,824	24.5%	(3,822)	(25.8%)
Other	(145)	(0.5%)	634	2.5%	(779)	(122.9%)
Unallocated amounts	(10,364)	N/A	(7,700)	N/A	(2,664)	(34.6%)

Total Company	$131,822	17.3%	$136,607	17.5%	$(4,785)	(3.5%)

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$105,297	16.8%	$109,759	17.2%	$(4,462)	(4.1%)
General and administrative	67,413	10.8%	71,466	11.2%	(4,053)	(5.7%)
Research and development	30,307	4.8%	35,205	5.5%	(4,898)	(13.9%)

Total operating expenses	$203,017	32.5%	$216,430	33.9%	$(13,413)	(6.2%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses, from the effects of the pharmaceutical transaction and, to a lesser extent, from lower spending on sales commissions. These decreases were partly offset by higher personnel and personnel-related costs due, in part, to the addition of customer support, sales and marketing workforce. The decrease in general and administrative expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses, the effects of the pharmaceutical transaction, lower bad debt expense, lower personnel costs and lower amortization expense related to intangible assets. Lower personnel costs were due, in part, to a decrease in the workforce in general and administrative functions within our laboratory and consulting services business. The decrease in research and development expense resulted primarily from a decrease in spending related to the pharmaceutical business and, to a lesser extent, decreased development spending related to our recently launched chemistry analyzer, Catalyst Dx®. Lower personnel costs, primarily related to travel, recruiting and compensation, and less spending on supplies also contributed to the decrease in research and development expenses. These decreases were partly offset by higher research and development expense in certain product lines.

Water. The following table presents Water expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$5,306	9.7%	$5,805	10.1%	$(499)	(8.6%)
General and administrative	4,266	7.8%	4,487	7.8%	(221)	(4.9%)
Research and development	2,053	3.8%	1,844	3.2%	209	11.3%

Total operating expenses	$11,625	21.2%	$12,136	21.2%	$(511)	(4.2%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses, lower spending on travel and a decrease in spending on consulting services. The decrease in general and administrative expense resulted from lower legal expenses, and the favorable impact of exchange rates on foreign currency denominated expenses. These favorable items were partly offset by higher spending on corporate support function expenses and higher bad debt expense. The increase in research and development expense was due primarily to an increase in spending associated with enhancing the functionality of an existing product, qualifying second source suppliers of certain raw materials and new product development. These items were partly offset by lower spending related to product registration related fees and the favorable impact of exchange rates on foreign currency denominated expenses.
Production Animal Segment. The following table presents PAS operating expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$8,994	16.7%	$10,198	16.9%	$(1,204)	(11.8%)
General and administrative	9,217	17.1%	9,758	16.1%	(541)	(5.5%)
Research and development	6,451	12.0%	5,918	9.8%	533	9.0%

Total operating expenses	$24,662	45.8%	$25,874	42.8%	$(1,212)	(4.7%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses and lower personnel and personnel-related costs associated with fewer marketing and sales personnel. The decrease in general and administrative expense resulted primarily from lower bad debt expense, the favorable impact of exchange rates on foreign currency denominated expenses and lower amortization expense related to intangible assets. These favorable items were partly offset by increased personnel costs and higher legal spending. The increase in research and development expense resulted primarily from an increase in spending on product development and on supplies, partly offset by the favorable impact of exchange rates on foreign currency denominated expenses.
Other. Operating expenses for Other operating units increased $1.4 million to $11.6 million for the nine months ended September 30, 2009 due primarily to an increase in deferred compensation expense associated with an employee plan assumed in the acquisition of OPTI Medical, based on changes to the market value of the underlying investments of the plan. To a lesser extent, higher personnel-related costs and increased spending on research and development supplies also contributed to the increase. These items were partly offset by lower spending on marketing materials.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $2.6 million to $10.6 million for the nine months ended September 30, 2009 due primarily to the write-off of capitalized costs related to an information technology project and higher expense related to share-based compensation.
Interest Income and Interest Expense
Interest income was $0.3 million for the nine months ended September 30, 2009, compared to $1.8 million for the same period of the prior year. The decrease in interest income was due primarily to lower interest rates, partly offset by higher invested cash balances.

Interest expense was $1.5 million for the nine months ended September 30, 2009, compared to $3.5 million for the same period of the prior year. The decrease in interest expense was due primarily to lower interest rates on outstanding debt balances, partly offset by higher average borrowings under our revolving credit facility.
Provision for Income Taxes
Our effective income tax rates for the nine months ended September 30, 2009 was 30.1%, compared to 31.4% for the nine months ended September 30, 2008. This decrease in the effective tax rate relates primarily to the recognition of tax benefits resulting from expiration of certain statutes of limitation and federal research and development tax incentives received during the nine months ended September 30, 2009 that were not available for the nine months ended September 30, 2008. The benefits were offset by a reduction in international deferred tax liabilities in 2008 due to a change in the statutory tax rates for a jurisdiction in which we operate. This non-recurring benefit of approximately $1.5 million reduced our effective income tax rate for the nine months ended September 30, 2008 by 1.1 percentage points.
• Recent Accounting Pronouncements
A discussion of recent accounting pronouncements is included in Note 3(q) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.
• Liquidity and Capital Resources
Liquidity
We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our unsecured short-term revolving credit facility (“Credit Facility”). At September 30, 2009 and December 31, 2008, we had $106.7 million and $78.9 million, respectively, of cash and cash equivalents, and working capital of $187.2 million and $60.6 million, respectively. During the nine months ended September 30, 2009, working capital increased by $80 million as a result of classifying a portion of our outstanding line of credit balance as a long-term liability. Additionally, at September 30, 2009, we had remaining borrowing availability under our Credit Facility of $56.8 million. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our Credit Facility will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs. We further believe that we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. However, based on the current credit market, we believe that the interest rates, financial covenants and other terms of such borrowings would be less favorable than those applicable to our current Credit Facility and those which otherwise would have been available historically.
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
The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2008	2008

Days sales outstanding	41.2	40.2	43.8	41.9	42.3
Inventory turns	1.8	1.8	1.6	2.0	1.9

Sources and Uses of Cash
The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(dollars in thousands)	2009	2008	Dollar Change

Net cash provided by operating activities	$115,503	$109,814	$5,689
Net cash used by investing activities	(39,609)	(74,191)	34,582
Net cash used by financing activities	(50,540)	(10,110)	(40,430)
Net effect of changes in exchange rates on cash	2,506	(1,287)	3,793

Net increase in cash and cash equivalents	$27,860	$24,226	$3,634

Operating Activities. Cash provided by operating activities was $115.5 million for the nine months ended September 30, 2009, compared to $109.8 million for the same period in 2008. We historically have experienced proportionally lower or net negative cash flows from operating activities during the first quarter and proportionally higher or net positive cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:
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
The total of net income and net non-cash charges was $140.7 million for the nine months ended September 30, 2009, compared to $131.5 million for the same period in 2008. During the nine months ended September 30, 2009, cash decreased by $25.2 million due to changes in operating assets and liabilities, compared to a decrease in the same period of 2008 of $21.6 million, resulting in a year-to-year decrease in cash of $3.6 million.
The following table presents cash flows from changes in operating assets and liabilities:

	For the Nine Months Ended September 30,
(dollars in thousands)	2009	2008	Dollar Change

Accounts receivable	$(1,132)	$(5,000)	$3,868
Inventories	(8,145)	(14,137)	5,992
Other assets	(3,126)	(380)	(2,746)
Accounts payable	(6,868)	(3,632)	(3,236)
Accrued liabilities	(5,241)	2,033	(7,274)
Deferred revenue	(698)	(527)	(171)

Decrease in cash due to changes in operating assets and liabilities	$(25,210)	$(21,643)	$(3,567)

The decrease in cash generated from changes in operating assets and liabilities during the nine months ended September 30, 2009, as compared to the same period of the prior year, was the result of continued investment of cash in the operating assets of the company. We also continue to use cash to expand our product offerings, which requires additional investments in inventory specifically related to our new products. The timing of inventory receipts, most significantly of slides used with our VetTest® and Catalyst Dx® chemistry analyzers, and the related timing of payments for inventory have contributed to the decrease in cash flow from operating assets and liabilities. We also invested cash in amounts due from customers during 2009 due to growing sales. However, while sales grew in 2009, the growth was at a slower rate than experienced in 2008 and therefore the use of cash related to accounts receivable was lower during the nine months ended September 30, 2009, as compared to the same period of the prior year.

Investing Activities. Cash used by investing activities was $39.6 million for the nine months ended September 30, 2009, compared to cash used of $74.2 million for the same period of 2008. The decrease in cash used by investing activities for 2009, compared to 2008, was due primarily to $29.4 million less cash used for purchases of property and equipment. The decrease in purchases of property and equipment was attributable primarily to a reduction in spending of $20.4 million for the renovation and expansion of our headquarters facility in Westbrook, Maine, which we expect to conclude in April 2011. We paid $35.6 million to purchase fixed assets during the nine months ended September 30, 2009. Our total capital expenditure plan for 2009 is approximately $55 million, which includes approximately $16 million for the renovation and expansion of our headquarters facility, approximately $14 million related to information technology software and hardware, and the remainder related to investments in machinery and equipment.
We paid $6.7 million in cash and recognized a liability of $1.2 million to acquire businesses during the nine months ended September 30, 2009. At September 30, 2009, the $1.2 million liability was reflected in accrued expenses on the condensed consolidated balance sheet and is payable to the sellers upon reconciliation of the final asset values of the businesses acquired, which we anticipate will occur in the fourth quarter of 2009.
We paid $6.8 million and assumed liabilities of $0.3 million to acquire businesses and certain intangible assets that did not comprise businesses during the nine months ended September 30, 2008. We also made purchase price payments of $1.7 million related to the achievement of milestones achieved by certain businesses acquired in prior years.
Financing Activities. At September 30, 2009, we had $142.6 million outstanding under our Credit Facility, of which $4.6 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. Of the total amount outstanding at September 30, 2009, $80 million has been classified as a long-term liability based on our ability and intent with regard to future use and repayment of balances outstanding. The applicable interest rates on the Credit Facility generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”), dependent on our consolidated leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our consolidated leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At September 30, 2009, we were in compliance with the covenants of the Credit Facility.
Our board of directors has authorized the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to September 30, 2009, we repurchased 37,220,000 shares. Cash used to repurchase shares during the nine months ended September 30, 2009 and 2008 was $58.0 million and $122.4 million, respectively. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.
Other Commitments, Contingencies and Guarantees
Significant commitments, contingencies and guarantees at September 30, 2009 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our financial market risk consists primarily of foreign currency exchange risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations are in the U.S., but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany sales of products and we attempt to mitigate this risk through our hedging program described below. For the nine months ended September 30, 2009, approximately 23% of our revenues were derived from products manufactured in the U.S. and sold internationally in local currencies. The functional currency of most of our subsidiaries is their local currency. For one of our subsidiaries located in the Netherlands, the functional currency is the U.S. Dollar.
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
Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the nine months ended September 30, 2009. We enter into forward currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of operations. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year that are in excess of amounts previously hedged. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.
We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk. The notional amount of foreign currency contracts to hedge forecasted intercompany sales outstanding at September 30, 2009 and 2008 was $110.8 million and $123.1 million, respectively. At September 30, 2009, we had $4.6 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $2.1 million in taxes.
We are subject to interest rate risk based on the terms of our Credit Facility to the extent that the LIBOR or the CDOR increases. Borrowings under our Credit Facility bear interest in the range from 0.375 to 0.875 percentage points above the LIBOR or the CDOR, dependent on our consolidated leverage ratio, and the interest period terms for the outstanding borrowings, which range from one to six months. As discussed below, we have entered into forward fixed interest rate swaps to mitigate interest rate risk in future periods commencing March 31, 2010. Borrowings outstanding at September 30, 2009 were $142.6 million at a weighted-average interest rate of 0.8%. An increase in the LIBOR or the CDOR of 1% would increase interest expense by approximately $1.4 million annually.

In March 2009, we entered into two forward fixed interest rate swap agreements for an aggregate notional amount of $80 million to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Under these agreements, we will effectively fix our interest exposure on $80 million of our outstanding borrowings for the period commencing March 31, 2010, through March 30, 2012 by converting our variable interest rate payments to fixed interest rate payments at 2% plus the Credit Spread. The critical terms of the fixed interest rate swap agreements match the critical terms of the underlying borrowings, including notional amounts, underlying market indices, interest rate reset dates and maturity dates. Accordingly, we have designated these swaps as qualifying instruments to be accounted for as cash flow hedges. See Note 17 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our derivative instruments and hedging activities.
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
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2009, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following discussion includes nine revised risk factors (“A Weak Economy Could Result in Reduced Demand for Our Products and Services,” “Disruption in Financial and Currency Markets Could Have a Negative Effect on Our Business,” “Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability,” “Our Success is Heavily Dependent Upon Our Proprietary Technologies,” “Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results,” “Changes in Testing Patterns Could Negatively Affect Our Operating Results,” “Consolidation of Veterinary Hospitals Could Negatively Affect Our Business,” “Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results” and “Future Operating Results Could Be Negatively Affected by the Resolution of Various Uncertain Tax Positions and by Potential Changes to Tax Incentives”) that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K. In addition, one risk factor (“Our Operations are Vulnerable to Interruption as a Result of Natural Disasters or System Failures”) has been added.
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
Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business
Strengthening of the rate of exchange for the U.S. Dollar against the Euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Australian Dollar adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the margins on products manufactured in the U.S. and exported to international markets. For the nine months ended September 30, 2009, approximately 23% of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies.
Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability
We currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily or easily replaced by alternative sources. These products include our VetAutoread™ hematology, VetLyte® electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products, dairy testing products and LaserCyte® hematology analyzers. To mitigate risks associated with sole and single source suppliers we generally enter into long-term contracts that ensure an uninterrupted supply of products at predictable prices. However, there can be no assurance that suppliers will not experience disruptions in their ability to supply products under our contracts, or that suppliers will always fulfill their obligations under these contracts. In addition, in some cases we purchase sole and single source products or components under short-term contracts or purchase orders. In these cases we are more susceptible to unanticipated cost increases or changes in other terms of supply and to the risk that a supplier will not fulfill our requirements for products. If we are unable to obtain adequate quantities of these products in the future, we could face cost increases or reductions, delays or discontinuations in product shipments, which could result in our inability to supply the market, which would have a material adverse effect on our results of operations.
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
We cannot ensure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial, and could have a material adverse effect on our results of operations. In addition, expiration of patent rights could result in substantial new competition in the markets for products previously covered by those patent rights. In June 2009, one of the U.S. patents covering our SNAP® FIV/FeLV tests expired. We had licensed this broad patent exclusively from the University of California. Expiration of this patent could result in increased competition in the market for feline immunodeficiency virus tests.
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
Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results
We face intense competition within the markets in which we sell our products and services and we expect that future competition will become even more intense. The introduction by competitors of new and competitive products and services could result in a decline in sales and/or profitability of our products and services. In addition, competitors may develop products that are superior to our products, which could cause us to lose existing customers and market share. Some of our competitors and potential competitors, including large diagnostic companies, have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development and obtaining regulatory approvals than we do.

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
Effective January 1, 2009, testing of water supplies for Cryptosporidium is no longer required by regulation in England or Wales. Our customers in these countries may voluntarily continue to test for Cryptosporidium and we have not seen a significant decrease in testing in 2009. However, we may lose sales of Filta-Max® products in the future to customers in England and Wales who have tested solely based on regulatory requirements.
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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results
For the nine months ended September 30, 2009, 39% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts and natural hedges to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins. Additionally, a strengthening U.S. dollar could negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.
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
During the three months ended September 30, 2009, we recognized tax benefits of approximately $0.8 million resulting from the expiration of certain statutes of limitation. In the next twelve months it is reasonably possible that we could recognize tax benefits of up to $1.7 million as a result of the expiration of certain statutes of limitation and the completion of an audit in a jurisdiction in which we operate.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2009, we repurchased common shares as described below:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

July 1 to July 31, 2009	120,898	$45.38	120,898	3,031,253
August 1 to August 31, 2009	104,308	50.42	104,308	2,926,945
September 1 to September 30, 2009	149,858	50.91	147,142	2,779,803

Total	375,064	$48.99	372,348	2,779,803

Our board of directors has approved the repurchase of up to 40,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, and February 13, 2008 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended September 30, 2009, and no repurchase plans expired during the period. Repurchases of 372,348 shares were made during the three months ended September 30, 2009 in open market transactions.
During the three months ended September 30, 2009, we received 2,716 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

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

IDEXX LABORATORIES, INC.
/s/ Merilee Raines
Date: October 23, 2009	Merilee Raines
Corporate Vice President, Chief Financial Officer and Treasurer (duly authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.