Form 10-K
period 2009-12-31
IDEXX LABORATORIES INC /DE
filed 2010-02-19
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Based on the closing sale price on June 30, 2009 of the registrant’s Common Stock as reported by the NASDAQ Global Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,690,802,946. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.
The number of shares outstanding of the registrant’s Common Stock was 58,061,319 on February 12, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Part III—Specifically identified portions of the Company’s definitive proxy statement to be filed in connection with the Company’s 2010 Annual Meeting to be held on May 5, 2010, are incorporated herein by reference.

IDEXX LABORATORIES, INC.
Annual Report on Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Form 10-K contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements.” Forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance; the effect of economic downturns on our business performance; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. The risks and uncertainties discussed herein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this annual report was first filed with the Securities and Exchange Commission and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.
PART I
ITEM 1. BUSINESS
We develop, manufacture and distribute products and provide services primarily for the veterinary and the production animal, water testing and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our primary products and services are:
•	Point-of-care veterinary diagnostic products, comprising rapid assays, and instruments and consumables;
•	Veterinary laboratory diagnostic and consulting services used by veterinarians;
•	Practice information systems and services, and digital radiography systems used by veterinarians;
•	Diagnostic and health-monitoring products for production animals;
•	Products that test water for certain microbiological contaminants;
•	Products that test milk for antibiotic residues and other contaminants; and
•	Point-of-care electrolytes and blood gas analyzers used in the human point-of-care medical diagnostics market.
In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a product under development. Upon completion of this transaction we restructured the remaining pharmaceutical division and realigned the remaining pharmaceutical product lines to other business units. We retained certain drug delivery technologies that we will seek to commercialize through agreements with third parties such as pharmaceutical companies. See Note 19 to the consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K.
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
DESCRIPTION OF BUSINESS BY SEGMENT
During 2009, we operated primarily through three business segments: diagnostic and information technology products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as our Production Animal Segment (“PAS”). We also operate two smaller operating segments that comprise products for dairy quality (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). In connection with the restructuring of our pharmaceutical division at the end of 2008, we realigned two of our remaining product lines to the Rapid Assay line of business, which is part of our CAG segment, and realigned the remainder of the products, which comprised one product line and two out-licensing arrangements, to the “Other” category. Financial information about the Dairy and OPTI Medical operating segments and other licensing arrangements are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. Segment information presented for the year ended December 31, 2007 has been restated to conform to our presentation of reportable segments for the years ended December 31, 2009 and 2008. See Note 13 to the consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K for financial information about our segments, including geographic information, and about our product and service categories.
COMPANION ANIMAL GROUP
Instruments and Consumables
We currently market an integrated suite of in-clinic laboratory analyzers for use in providing laboratory diagnostic information in companion animal veterinary practices that we refer to as the IDEXX VetLab® suite of analyzers. The IDEXX VetLab® suite includes several instrument systems, as well as associated proprietary consumable products, all of which are described below:
Blood and Urine Chemistry.
We sell two chemistry analyzers, the Catalyst Dx® Chemistry Analyzer and the VetTest® Chemistry Analyzer, that are used by veterinarians to measure levels of certain enzymes and other substances in blood or urine for assistance in diagnosing physiologic conditions. Both instruments use consumables manufactured for IDEXX by Ortho-Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson & Johnson, based on Ortho’s dry slide technology (“dry chemistry slides,” “Catalyst Dx® slides,” “VetTest® slides” or “slides”). In addition to dry chemistry slides, the Catalyst Dx® analyzer also uses electrolyte consumables manufactured by IDEXX at OPTI Medical. Blood tests commonly run on these analyzers include glucose, alkaline phosphatase, ALT (alanine aminotransferase), creatinine, BUN (blood urea nitrogen), and total protein. Tests are sold individually and in prepackaged panels. Both analyzers also run a urine test called urine protein:creatinine ratio, which assists in the detection of early renal disease.
The Catalyst Dx® analyzer is our latest generation chemistry analyzer, which was launched in the first quarter of 2008. The Catalyst Dx® analyzer provides significantly improved throughput, ease of use and menu relative to the VetTest® analyzer, including the ability to run electrolytes. Key ease-of-use features include the ability to run whole blood by way of an on-board centrifuge, the ability to run pre-packaged clips in addition to single chemistry slides, and an automated metering system. The Catalyst Dx® analyzer also has the ability to run automated dilutions, which is an ease-of-use feature both for certain blood chemistries and the test for urine protein:creatinine ratio. The Catalyst Dx® analyzer allows a veterinarian to run multiple patient samples simultaneously; to run different sample types including whole blood, plasma, serum and urine; to perform 27 different chemistry and electrolyte parameter tests; and to automatically calculate other parameters and ratios important to blood chemistry analysis.

Our VetLyte® Electrolyte Analyzer measures three electrolytes—sodium, potassium and chloride—to aid in evaluating acid-base and electrolyte balances and assessing plasma hydration.
Our VetStat® Electrolyte and Blood Gas Analyzer measures electrolytes, blood gases, glucose and ionized calcium, and calculates other parameters, such as base excess and anion gap. These measurements aid veterinarians in diagnosing various disease states, evaluating fluid therapy choices and measuring respiratory function. The VetStat® analyzer runs single-use disposable cassettes that contain various configurations of analytes. The VetStat® analyzer and its cassettes are manufactured by OPTI Medical.
Sales of consumables for use in our installed base of chemistry analyzers provide the majority of consumables volumes and revenues generated from our installed base of IDEXX VetLab® equipment.
Hematology. We sell three hematology analyzers: the LaserCyte® Hematology Analyzer, which uses laser-flow cytometry technology to analyze cellular components of blood, including red blood cells, white blood cells and platelets (also called a complete blood count (“CBC”)); the Coag Dx™ Analyzer, which permits the detection and diagnosis of blood clotting disorders; and the IDEXX VetAutoread™ Hematology Analyzer, which also provides a CBC.
Quantitative Immunoassay Testing. In the first quarter of 2008, we launched the SNAPshot Dx® Analyzer, which automates SNAP® testing for veterinarians by significantly improving ease of use, throughput and test menu, relative to the previous generation IDEXX SNAP® Reader. The SNAPshot Dx® analyzer obtains quantitative measurements of total thyroxine (“T4”), cortisol and bile acids, which assists in the evaluation of thyroid, adrenal and liver function, and offers multiple-patient testing functionality. The SNAPshot Dx® analyzer also reads, interprets and records the results of certain IDEXX rapid assay SNAP® tests, including our SNAP®4Dx® Test, feline SNAP® FIV/FeLV Combo Test and canine SNAP® cPL™ Test.
Urinalysis. The IDEXX VetLab® UA™ Analyzer provides rapid, semi-quantitative urinalysis and is validated specifically for veterinary use.
IDEXX VetLab® Station. The IDEXX VetLab® Station (“IVLS”) connects and integrates the diagnostic information from all the IDEXX VetLab® equipment and thus provides laboratory information management system capability. We sell the IVLS as an integral component of the Catalyst Dx® and LaserCyte® systems and also as a standalone hardware platform. The IVLS includes a user interface to input patient information, connect with a practice management information system and send information to run the individual analyzers. IVLS also generates one integrated patient report for the lab work generated by the IDEXX VetLab® suite; stores, retrieves and analyzes historical patient diagnostics data, including SNAP® test results; and sends and receives information from practice information management systems, including IDEXX Cornerstone® and Better Choice® systems, as well as a wide variety of third-party systems.
Rapid Assays
We provide a broad range of single-use, handheld test kits under the SNAP® name that allow quick, accurate and convenient diagnostic test results for a variety of companion animal diseases and health conditions. These kits work without the use of instrumentation, although certain kits may also be read automatically by the SNAPshot Dx® analyzer.
Principal single-use canine tests include:
•	SNAP® 3Dx®, which tests for Lyme disease, Ehrlichia canis and heartworm;
•	SNAP® 4Dx®, which adds a test for Anaplasma phagocytophilum to what is tested by SNAP® 3Dx®;
•	SNAP® Heartworm RT, which tests only for canine heartworm;
•	SNAP® Parvo, which tests for parvovirus;

•	SNAP® cPL™, which tests for canine pancreatitis; and
•	SNAP® Giardia, which is a fecal test for soluble Giardia antigens
Principal single-use feline tests include:
•	SNAP® FIV/FeLV Combo Test, which tests for feline immunodeficiency virus (“FIV”) (which is similar to the human AIDS virus) and feline leukemia virus (“FeLV”);
•	SNAP® Feline Triple®, which tests for FIV, FeLV and feline heartworm;
•	SNAP® FeLV, which tests only for FeLV; and
•	SNAP® Giardia, which is a fecal test for soluble Giardia antigens
Sales of canine parasite tests (including SNAP® 3Dx®, SNAP® 4Dx®, and SNAP® Heartworm RT), are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practice.
In addition to our single-use tests, we sell a line of microwell-based test kits for canine heartworm, FIV and FeLV. These kits, sold under the PetChek® name, are used by larger clinics and laboratories to test multiple samples and provide ease-of-use and cost advantages to high-volume customers.
Veterinary Laboratory Diagnostic and Consulting Services
We offer commercial veterinary laboratory diagnostic and consulting services to veterinarians in the U.S., Canada, Europe, Australia, Japan, and South Africa. Veterinarians use our services by submitting samples by courier or overnight delivery to one of our facilities. Most test results have same-day or next-day turnaround times. Our laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in companion and production animals, including virtually all tests that can be run in-clinic at the veterinary practice with our instruments or rapid assays. This menu of tests also includes a number of specialized and proprietary tests that we have developed that allow practitioners to diagnose increasingly relevant diseases in dogs and cats, including heart disease, pancreatitis and certain infectious diseases.
Additionally, we provide specialized veterinary consultation, telemedicine and advisory services, including radiology, cardiology, internal medicine and ultrasound consulting. These services enable veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the Internet.
Practice Information Systems and Digital Radiography
Practice Information Systems and Services. We develop, market and sell practice information systems, including hardware and software, that run key functions of veterinary clinics, including managing patient electronic health records, scheduling (including boarding and grooming), billing and inventory management. Our principal system is the Cornerstone® system. We also support several legacy systems installed with our customers, including IDEXX Better Choice®, IDEXX VPM™ and IDEXX VetLINK®. Additionally, we provide software and hardware support to our practice information system customers, and related supplies and services to veterinary practice information system users in general, and we derive a significant portion of our revenues for this product line from ongoing service contracts.
Digital Radiography Systems and Services. Our digital radiography systems capture radiograph images in digital form, replacing traditional x-ray film. Use of digital radiography systems eliminates the need for the film and processor, hazardous chemicals, and darkroom required for the production of film images, and provides for image manipulation and enhancement through contrast management. We market and sell three digital radiography systems: the IDEXX-DR™ 1417 and the IDEXX-CR™ 1417 systems for use in the small animal (e.g., dog and cat) veterinary hospital, and the IDEXX EquiView® DR system for use as a portable unit in ambulatory veterinary practices, such as equine practices. Our digital radiography systems use IDEXX-PACS™ and IDEXX EquiView PACS™ picture archiving and communication system (“PACS”) software for the viewing, manipulation, management, storage and retrieval of the digital images generated by the digital capture plate. The PACS software also permits images from our digital radiography systems to be integrated into patients’ medical records in the Cornerstone® system, as well as transferred to other practice information management systems.

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
Our Enterolert® product detects enterococci in drinking and recreational waters. Our Quanti-Tray® products, when used in conjunction with our Colilert®, Colilert®-18, Colisure® or Enterolert® products, provide users quantitative measurements of microbial contamination, rather than a presence/absence indication. The Colilert®, Colilert®-18, Colisure®, Quanti-Tray® and Enterolert® products have been approved by the EPA and by regulatory agencies in certain other countries.
Our Filta-Max® and Filta-Max xpress® products are used in the detection of Cryptosporidium in water. Cryptosporidium is a parasite that can cause potentially fatal gastrointestinal illness if ingested.
We also distribute certain water testing kits manufactured by Life Technologies Corporation that complement our Cryptosporidium and Giardia testing products.
PRODUCTION ANIMAL SEGMENT
We sell diagnostic tests and related instrumentation that are used to detect a wide range of diseases and to monitor health status in production animals. Our production animal products are purchased primarily by government laboratories and by cattle, swine and poultry producers. Our largest product is a post-mortem test for bovine spongiform encephalopathy (“BSE” or “mad cow disease”). Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for BSE in the European Union was increased from 30 months to 48 months, which has been estimated to reduce the population of cattle tested by approximately 30%. We may lose sales of post-mortem tests for BSE in the future as a result of this regulatory change.
OTHER
Dairy
Our principal product for use in testing for antibiotic residue in milk is the SNAP® Beta-Lactam test. Our primary customers are dairy producers and processors worldwide who use our tests for quality assurance of raw milk. We also sell a SNAP® test for the detection of the chemical melamine in milk.
OPTI Medical Systems
We sell OPTI® point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose and ionized calcium, and to calculate other parameters such as base excess and anion gap. These analyzers are used primarily in emergency rooms, operating rooms, cardiac monitoring areas and any locations where time-critical diagnostic testing is performed within the hospital setting. The OPTI® CCA and OPTI® Touch Electrolyte and Blood Gas Analyzers run single-use disposable cassettes that contain various configurations of analytes; the OPTI® R Analyzer runs reusable cassettes in various analyte configurations; and the OPTI® LION Stat Electrolyte Analyzer runs single-use electrolyte cassettes. OPTI Medical Systems also supplies our VetStat® analyzer and additionally, provides the electrolyte module and dry slide reagents that make up the electrolyte testing functionality of the Catalyst Dx® analyzer.

Other Activities
In connection with the restructuring of our pharmaceutical product line at the end of 2008, we realigned two of our remaining product lines to the Rapid Assay line of business, which is part of our CAG segment, and realigned the remainder of the products, which comprises one product line and two out-licensing arrangements, from the pharmaceutical division to the Other category. The financial impacts of the product line and out-licensing arrangements have been shown in the Other category for 2009 and 2008. The segment information for the year ended December 31, 2007 has been restated to conform to our presentation of reportable segments for the year ended December 31, 2009 and 2008.
When a research and development program materializes into a product or service offering that does not align with one of our existing product or service categories, the related financial impacts are shown in the Other category.
UNALLOCATED AMOUNTS
Items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses that do not align with one of our existing product or service categories, a portion of share-based compensation expense, interest income and expense, and income taxes. We estimate our share-based compensation expense for the year and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company resulting in an unallocated amount reported under the caption “Unallocated Amounts.”
We maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services. Research and development costs incurred that are not specifically allocated to one of our existing product or service categories are reported under the caption “Unallocated Amounts.”
MARKETING AND DISTRIBUTION
We market, sell and service our products worldwide through our marketing, sales and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands, Spain, Switzerland, Taiwan and the United Kingdom. Sales and marketing expense was $167.7 million, $170.0 million and $151.9 million in 2009, 2008 and 2007, respectively, or 16.3% of sales in 2009, 16.6% of sales in 2008, and 16.5% of sales in 2007.
Generally, we select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. We market our companion animal diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel, and rapid assay test kits and instrument consumables supplied primarily by the distribution channel. Outside the U.S., we sell our companion animal diagnostic products through our direct sales force and, in certain countries, through distributors and other resellers. We sell our veterinary laboratory diagnostic and consulting services worldwide through our direct sales force. We market our software and digital radiography products through our direct sales force and through distributors primarily in the U.S. We market our water, production animal and dairy products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force. We sell our OPTI® electrolyte and blood gas analyzers both directly and through independent human medical product distributors in the U.S. and we sell most of the related consumables through the distribution channel. Outside the U.S., we sell our OPTI® products primarily through distributors and other resellers.
Our largest customers are our U.S. distributors of our products in the CAG segment. One of our CAG distributors, Butler Animal Health Supply, LLC (“Butler”), accounted for 7% of our 2009 revenue and 8% of our 2008 and 2007 revenue. Butler accounted for 4% of our net accounts receivable at December 31, 2009 and 5% of our net accounts receivable at December 31, 2008 and 2007. In December 2009, Butler combined with the U.S. animal health business of Henry Schein, Inc. (“Schein”) to form Butler Schein Animal Health. Schein accounted for 3% of our 2009, 2008 and 2007 revenue and 2% of our net accounts receivable at December 31, 2009, 2008 and 2007.

RESEARCH AND DEVELOPMENT
Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our business areas. Our research and development expenses, which consist of salaries, employee benefits, materials and consulting costs, were $65.1 million, $70.7 million and $67.3 million in 2009, 2008 and 2007, respectively, or 6.3% of sales in 2009, 6.9% of sales in 2008, and 7.3% of sales in 2007.
PATENTS AND LICENSES
We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties.
Important patents and licenses include:
•	Exclusive licenses from Tulane University and the University of Texas to patents and patent applications relating to the detection of Lyme disease that expire beginning in 2019;
•	A patent concerning the Colilert®-18 product that expires in 2014;
•	A patent concerning the Quanti-Tray® product that expires in 2014;
•	A patent that relates to certain methods and kits for simultaneously detecting antigens and antibodies, which covers certain of our SNAP® products, including our canine and feline combination tests, that expires in 2014;
•	Patents covering various reagents, kits and/or immunoassays for detecting FIV antibodies that expire beginning in 2014;
•	An exclusive license from Boehringer Ingelheim to certain patents covering reagents and methods for detecting Porcine Reproductive and Respiratory Syndrome that expire beginning in 2012; and
•	An exclusive license from Cornell University to patents covering methods for detecting Bovine Viral Diarrhea Virus that expire beginning in 2017.
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
PRODUCTION AND SUPPLY
Many of the instruments that we sell are manufactured by third parties and we rely on third parties to supply us with certain important components, raw materials and consumables used in or with our products. In some cases these third parties are sole or single source suppliers.
Significant products supplied by third parties include VetTest® analyzers and consumables, Catalyst Dx® consumables (other than electrolyte consumables), and VetAutoread™, VetLyte® and Coag Dx™ analyzers and consumables.
VetTest® slides and Catalyst Dx® chemistry slides are supplied by Ortho under supply agreements that expire in 2025. We are required to purchase all of our requirements for our current menu of VetTest® slides and Catalyst Dx® chemistry slides from Ortho to the extent Ortho is able to supply those requirements.
Other analyzers and consumables are purchased under supply agreements with terms ranging from 1 year to 14 years, which in some cases may be extended at our option. We have minimum purchase obligations under some of these agreements, and our failure to satisfy these obligations may result in loss of some or all of our rights under these agreements or require us to compensate the supplier. See “Part I, Item 1A. Risk Factors.”

We purchase certain other products, raw materials and components from a single supplier. These products include certain digital radiography systems and certain components used in our SNAP® rapid assay and dairy devices, production animal testing kits, water testing products, and blood analyzers, including our LaserCyte® analyzers.
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
COMPETITION
We face intense competition within the markets in which we sell our products and services. This competition is intensifying, as some of our competitors have expanded the range of products and services offered to the companion animal veterinary market and expanded the geographic scope of their operations. In addition, we expect that we will have to compete with changing technologies, which could affect the marketability of our products and services. Our competitive position also will depend on our ability to develop proprietary or highly differentiated products, integrate our products, develop and maintain effective sales channels, attract and retain qualified scientific and other personnel, develop and implement production and marketing plans, obtain or license patent rights, and obtain adequate capital resources.
We compete with many companies ranging from large human medical diagnostics companies to small businesses focused on animal health. Several large human diagnostic companies are indirect competitors in that they have partnered with veterinary-focused companies to provide their products and technologies to our markets. Our companion animal veterinary diagnostic products and services compete with both laboratory service and in-clinic product providers. Our competitors vary in our different markets. In some markets, academic institutions, governmental agencies and other public and private research organizations conduct research activities and may commercialize products, which could compete with our products, on their own or through joint ventures. Several of our direct and indirect competitors have substantially greater capital, manufacturing, marketing, and research and development resources than we do.
Competitive factors in our different business areas are detailed below:
•	Veterinary diagnostic, water, production animal and dairy testing products. We compete primarily on the basis of the ease of use, speed, accuracy, quality of the information provided, and other performance characteristics of our products and services (including unique tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, and our pricing relative to the value of our products in comparison with competitive products and services.
•	Veterinary laboratory diagnostic and consulting services. We compete primarily on the basis of quality, consistency of service levels, technology, and our pricing relative to the value of our services in comparison with competitive products and services. We compete in most geographic locations in North America with Antech Diagnostics, a unit of VCA Antech, Inc.
•	Practice information management and digital radiography systems. We compete primarily on the basis of functionality, connectivity to equipment and other systems, performance characteristics, effectiveness of our customer service, information handling capabilities, advances in technologies, and our pricing relative to the value of our products and services.
•	Electrolyte and blood gas analyzers for the human point-of-care medical diagnostics market. We compete primarily with large human medical diagnostics companies such as Radiometer A/S, Siemens Medical Solutions Diagnostics, Instrumentation Laboratory, Abbott Diagnostics, and Roche Diagnostics. We compete primarily on the basis of the ease of use, menu, convenience, international distribution and service, instrument reliability, and our pricing relative to the value of our products.

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
Water testing products. Our water tests are not subject to formal premarket regulatory approval. However, before a test can be used as part of a water quality monitoring program in the U.S. that is required by the EPA, the test must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA-approved protocol, evaluation of the data by the EPA and publication for public comment of any proposed approval in the Federal Register before final approval. Our Colilert®, Colilert®-18, Colisure®, Quanti-Tray®, Filta-Max®, Enterolert®, and SimPlate® for heterotropic plate counts products have been approved by the EPA. The sale of water testing products also is subject to extensive and lengthy regulatory processes in many other countries around the world.
Dairy testing products. Dairy products used in National Conference on Interstate Milk Shipments (“NCIMS”) milk-monitoring programs are regulated by the FDA. Before products requiring FDA approval can be sold in the U.S., extensive product performance data must be submitted in accordance with an FDA approved protocol administered by AOAC Research Institute (“AOAC RI”). Following approval of a product by the FDA, the product must also be approved by NCIMS, an oversight body that includes state, federal and industry representatives. Our SNAP® Beta-Lactam dairy antibiotic residue testing product has been approved by the FDA, NCIMS and AOAC RI. While some foreign countries accept AOAC RI approval as part of their regulatory approval process, many countries have separate regulatory processes.
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
Any acquisitions of new products and technologies may subject us to additional areas of government regulation. These may involve food, medical device and water-quality regulations of the FDA, the EPA and the USDA, as well as state, local and foreign governments. See “Part I, Item 1A. Risk Factors.”
EMPLOYEES
At December 31, 2009, we had approximately 4,800 full-time and part-time employees.
ITEM 1A. RISK FACTORS
Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.
Our Failure to Successfully Execute Certain Strategies Could Have a Negative Impact on Our Growth and Profitability
The companion animal health care industry is highly competitive and we anticipate increased competition from both existing competitors and new market entrants. Our ability to maintain or enhance our historical growth rates and our profitability depends on our successful execution of many elements of our strategy, which include:
•	Developing, manufacturing and marketing innovative new in-clinic laboratory analyzers that drive sales of IDEXX VetLab® instruments, grow our installed base of instruments, and create a recurring revenue stream from consumable products;
•	Developing and introducing new proprietary diagnostic tests and services that provide valuable medical information to our customers and effectively differentiate our products and services from those of our competitors;
•	Achieving the benefits of economies of scale in our worldwide network of laboratories;
•	Increasing the value to our customers of our companion animal products and services by enhancing the integration of these products and managing the diagnostic information derived from our products;
•	Growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.; and
•	Developing and implementing new technology and licensing strategies; and identifying, completing and integrating acquisitions that enhance our existing businesses or create new business or geographic areas for us.
If we are unsuccessful in implementing some or all of these strategies, our rate of growth or profitability may be negatively impacted.
Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability
We currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary, and, therefore, cannot be readily or easily replaced by alternative sources. These products include our VetAutoread™ hematology, VetLyte® electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products, dairy testing products and LaserCyte® hematology analyzers. To mitigate risks associated with sole and single source suppliers we generally enter into long-term contracts that ensure an uninterrupted supply of products at predictable prices. However, there can be no assurance that suppliers will not experience disruptions in their ability to supply products under our contracts, or that suppliers will always fulfill their obligations under these contracts. In addition, under some of these agreements we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these agreements or require us to compensate the supplier. Also, in some cases we purchase sole and single source products or components under short-term contracts or purchase orders. In these cases we are more susceptible to unanticipated cost increases or changes in other terms of supply and to the risk that a supplier will not fulfill our requirements for products. If we are unable to obtain adequate quantities of these products in the future, we may be unable to supply the market, which would have a material adverse effect on our results of operations.
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
Disruption in Financial and Currency Markets Could Have a Negative Effect on Our Business
Over the past 18 months, financial markets in the U.S., Europe, Australia and Asia have experienced extreme disruption, including, among other things, volatility in exchange rates and security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets may adversely affect the ability of customers to obtain financing for significant purchases and operations and could result in a decrease in orders for our products and services. The inability of pet owners to obtain consumer credit could lead to a decline in pet visits to the veterinarian, which could result in a decrease in diagnostic testing. Likewise, a decrease in diagnostic testing could negatively impact the financial condition of the veterinary practices that are our customers, which may inhibit their ability to pay us amounts owed for products delivered or services provided. In addition, although current economic conditions have not impacted our ability to access credit markets and finance our operations, further deterioration in financial markets could adversely affect our access to capital. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.
Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business
Strengthening of the rate of exchange for the U.S. dollar against the Euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Australian Dollar adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the margins on products manufactured in the U.S. and exported to international markets. For the year ended December 31, 2009, approximately 24% of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies.

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
In January 2010, we received a letter from the U.S. Federal Trade Commission (“FTC”), stating that it was conducting an investigation to determine whether IDEXX or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter requests that we preserve all materials potentially relevant to this investigation. The letter states that the FTC has not concluded that IDEXX or anyone else has violated Section 5 of the FTC Act.
We anticipate that we will receive a subpoena from the FTC requesting that we provide the FTC with documents and information relevant to this investigation and we intend to cooperate fully with the FTC in its investigation. We cannot predict how long any investigation might be ongoing.
We believe that our marketing and sales practices for companion animal veterinary products and services do not violate Section 5 of the FTC Act or any other antitrust law. However, it is possible that the FTC could reach a different conclusion at the end of its investigation and elect to commence an enforcement action in an administrative law court within the FTC. If the FTC were to commence an enforcement action we would expect to defend ourselves vigorously. Were the FTC to prevail in the action and through all subsequent appeals, we believe that any remedies likely to be sought by the FTC under Section 5 would not have a material adverse effect on our business.
Our Success Is Heavily Dependent Upon Our Proprietary Technologies
We rely on a combination of patent, trade secret, trademark and copyright laws to protect our proprietary rights. If we do not have adequate protection of our proprietary rights, our business may be affected by competitors who utilize substantially equivalent technologies that compete with us.
We cannot ensure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial, and could have a material adverse effect on our results of operations. In addition, expiration of patent rights could result in substantial new competition in the markets for products previously covered by those patent rights. In June 2009, one of the U.S. patents covering our SNAP® FIV/FeLV tests expired. We had licensed this broad patent exclusively from the University of California. Expiration of this patent could result in increased competition in the U.S. market for feline immunodeficiency virus tests and if so, we would expect that revenues and profit margins associated SNAP® FIV/FeLV tests, including Combo and Triple, will likely decline.

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
Distributors of veterinary products have entered into business combinations resulting in fewer distribution companies. Consolidation within distribution channels increases our customer concentration level, which could increase the risks described in the preceding paragraph. See “Part 1. Item 1 Business – Marketing and Distribution.”
Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results
We face intense competition within the markets in which we sell our products and services and we expect that future competition will become even more intense. The introduction by competitors of new and competitive products and services could result in a decline in sales and/or profitability of our products and services. In addition, competitors may develop products or services that are superior to our products and services, which could cause us to lose existing customers and market share. Some of our competitors and potential competitors, including large diagnostic companies, have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development and obtaining regulatory approvals than we do.
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
Consolidation of Veterinary Hospitals Could Negatively Affect Our Business
An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include VCA Antech, Inc., National Veterinary Associates, and Banfield, The Pet Hospital, each of which is currently a customer of IDEXX. A similar trend exists in the U.K. and may in the future also develop in other countries. Corporate owners of veterinary hospitals could attempt to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results. In addition, certain corporate owners, most notably VCA Antech, our primary competitor in the U.S. and Canadian markets for veterinary laboratory diagnostic services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally use their laboratory services almost exclusively and shift a large portion of their testing from in-clinic testing to their reference laboratories. In addition, because these companies compete with us in the laboratory services marketplace, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

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
Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results
For the year ended December 31, 2009, 40% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies relative to the U.S. dollar, inability of our customers to obtain U.S. dollars to pay our invoices, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts and natural hedges to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating margins. Additionally, a strengthening U.S. dollar could negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our worldwide headquarters is located on a Company owned, 65-acre site in Westbrook, Maine where we occupy a 535,700 square foot building utilized for manufacturing, research and development, marketing, sales and general and administrative support functions.
Additional property ownership and leasing arrangements with approximate square footage, purpose and location are as follows:
Additional Properties Owned:
•	40,000 square feet of office and laboratory space located in the U.S., used for our Veterinary Laboratory Diagnostic and Consulting Services line of business
•	23,000 square feet of office and laboratory space located in the U.K., used for our Veterinary Laboratory Diagnostic and Consulting Services line of business
•	3,100 square feet of office and laboratory space located in Canada, used for our Veterinary Laboratory Diagnostic and Consulting Services line of business
Additional Properties Leased:
•	317,700 total square feet of office, laboratory and warehousing space located throughout the world, primarily used for our Veterinary Laboratory Diagnostic and Consulting Services line of business
•	108,600 square feet of distribution, warehousing and office space in the Netherlands. This office space serves as our European headquarters.
•	89,400 square feet of industrial space in Tennessee for distribution and warehousing
•	78,800 square feet of office space in Maine for Corporate, Customer Service and IT support services
•	71,100 square feet of office, manufacturing and warehousing space in Georgia related to our OPTI Medical Systems line of business
•	69,300 square feet of office and manufacturing space in Wisconsin related to our Practice Information Systems and Services line of business
•	58,400 total square feet of office and manufacturing space in France, Switzerland and Asia related to our Production Animal business
•	7,600 square feet of office and manufacturing space in the U.K. related to our Water business
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY
Our executive officers at February 12, 2010 were as follows:

Name	Age	Title

Jonathan W. Ayers	53	Chairman of the Board of Directors, President and Chief Executive Officer
William C. Wallen, PhD	66	Senior Vice President and Chief Scientific Officer
William E. Brown III, PhD	55	Corporate Vice President
Conan R. Deady	48	Corporate Vice President, General Counsel and Secretary
Thomas J. Dupree	41	Corporate Vice President
William B. Goodspeed	51	Corporate Vice President
Dan Meyaard	52	Corporate Vice President
Ali Naqui, PhD	56	Corporate Vice President
James F. Polewaczyk	46	Corporate Vice President
Johnny D. Powers, PhD	48	Corporate Vice President
Merilee Raines	54	Corporate Vice President, Chief Financial Officer and Treasurer
Michael J. Williams, PhD	42	Corporate Vice President
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
Dr. Wallen will retire on March 3, 2010 as Senior Vice President and Chief Scientific Officer of the Company, positions he has held since September 2003. He has also led the Company’s infectious disease product manufacturing operations since December 2008, and he led the Company’s pharmaceutical products business from September 2003 until the Company sold certain product lines and restructured that business in 2008. Prior to joining IDEXX, Dr. Wallen held various positions with Bayer Corporation, most recently as Senior Vice President, Research and Development, and Head, Office of Technology for the Diagnostics Division of Bayer Healthcare. From 2001 to 2003, Dr. Wallen served as Senior Vice President and Head of Research, Nucleic Acid Diagnostics Segment; from 1999 to 2001, as Senior Vice President of Research and Development Laboratory Testing Segment; and from 1993 to 1999, as Vice President of Research and Development, Immunodiagnostic and Clinical Chemistry Business Units. Before joining Bayer Corporation, from 1990 to 1993, Dr. Wallen was Vice President, Research and Development at Becton Dickinson Advanced Diagnostics.
Dr. Brown joined IDEXX as Corporate Vice President, Instrument Research and Development and Manufacturing in December 2008. Prior to joining IDEXX, from 1982 to 2007, Dr. Brown held various positions at Abbott Laboratories, Inc., a publicly held, global pharmaceuticals, nutritional and medical products company, most recently as Corporate Officer and Divisional Vice President of R&D, Assays and Instrument Systems for the Diagnostic Division. In March 2010, Dr. Brown will become Chief Scientific Officer and assume responsibility for leading the Company’s research and development activities.
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

Mr. Dupree has been Corporate Vice President of the Company since September 2006 and has been leading the Companion Animal Group Customer Facing Organization in North America since January 2007. Mr. Dupree was General Manager of the Company’s Rapid Assay line of business from April 2005 to January 2007. Prior to that, Mr. Dupree was Vice President, Business Development. Before joining the Company in 2003, Mr. Dupree was employed at the Boston Consulting Group, a business strategy consulting firm, where he spent seven years leading project teams in the firm’s technology and health care practices. Prior to that, Mr. Dupree held various management positions at Bath Iron Works Corporation.
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
Mr. Meyaard joined IDEXX as Corporate Vice President in September 2009 and oversees the Company’s worldwide operations function, including supply chain management, instrument and reagent manufacturing and operational excellence. Prior to joining the Company, from 1980 to 2009, Mr. Meyaard held various positions at multiple divisions of Siemens Healthcare Diagnostics and its predecessors, most recently as Vice President of Global Instrument Manufacturing for Siemens Medical Solutions Diagnostics.
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
Dr. Powers joined IDEXX as Corporate Vice President in February 2009 and oversees the Company’s worldwide reference laboratories business. Prior to joining the Company, Dr. Powers was Vice President responsible for the Cancer Diagnostics business of Becton, Dickinson and Company from 2007 to 2008. Dr. Powers joined Becton Dickinson as a result of its acquisition in 2007 of TriPath Imaging Inc., where he held various positions from 2001 to 2007, most recently serving as President, TriPath Oncology business unit. From 1996 to 2001, Dr. Powers was employed by Ventana Medical Systems, most recently as Vice President and General Manager of Manufacturing Operations. From 1989 to 1996, Dr. Powers was employed by Organon Teknika Corporation in various technical manufacturing roles.
Ms. Raines has been Chief Financial Officer of the Company since October 2003 and Corporate Vice President, Finance of the Company since May 1995. Ms. Raines served as Vice President, Finance from March 1995 to May 1995, Director of Finance from 1988 to March 1995 and Controller from 1985 to 1988.
Dr. Williams has been Corporate Vice President of the Company since September 2006 and General Manager of the Companion Animal Instrument and Consumables line of business since 2004. Dr. Williams has overseen the OPTI Medical Systems business since its acquisition in January 2007. Dr. Williams was Vice President and General Manager of the Company’s chemistry instruments and consumables business from 2003 to 2004. Prior to joining the Company in 2003, Dr. Williams was a healthcare strategy consultant at McKinsey & Company from 1995 to 2002 and a senior research associate at the Scripps Research Institute from 1992 to 1995.

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
Market Information
Our common stock is quoted on the NASDAQ Global Market under the symbol IDXX. The following table shows the quarterly range of high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the years 2009 and 2008.

For the Quarter Ended	High	Low

March 31, 2008	$61.86	$47.45
June 30, 2008	55.87	46.71
September 30, 2008	63.58	47.88
December 31, 2008	54.45	24.11

March 31, 2009	36.89	27.68
June 30, 2009	46.90	33.07
September 30, 2009	55.12	43.47
December 31, 2009	55.69	47.52
Holders of Common Stock
At February 12, 2010, there were 824 holders of record of our common stock.

Issuer Purchases of Equity Securities
During the three months ended December 31, 2009, we repurchased our shares as described below:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
	Shares Purchased	Paid per Share	Programs	Plans or Programs
Period	(a)	(b)	(c)	(d)

October 1, 2009 to October 31, 2009	66,242	$49.31	66,242	2,713,561
November 1, 2009 to November 30, 2009	200,000	52.00	200,000	2,513,561
December 1, 2009 to December 31, 2009	220,890	52.11	220,000	2,293,561

Total	487,132	$51.69	486,242	2,293,561

Our board of directors has approved the repurchase of up to 44,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008 and February 10, 2010 and does not have a specified expiration date. There were no other repurchase plans outstanding during the year ended December 31, 2009, and no repurchase plans expired during the period. Repurchases of 486,242 shares were made during the three months ended December 31, 2009 in transactions made pursuant to our repurchase plan.
During the three months ended December 31, 2009, we received 890 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.
During the year ended December 31, 2009, we repurchased 1,919,103 shares of our common stock in transactions made pursuant to our repurchase plan and received 35,241 shares that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. See Note 16 to the consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K for further information.
Dividends
We have never paid any cash dividends on our common stock. From time to time our board of directors may consider the declaration of a dividend. However, we have no present intention to pay a dividend.

Securities Authorized for Issuance Under Equity Compensation Plans

December 31, 2009
Number of Securities Remaining
	Number of Securities		Weighted Average	Available for
	to be Issued Upon Exercise		Exercise Price of	Future Issuance Under Equity
	of Outstanding Options,		Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights		Warrants and Rights	Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,461,147	(1)	$27.12	4,547,970	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	5,461,147		$27.12	4,547,970

(1)	Consists of shares of common stock subject to outstanding options, restricted stock units and deferred stock units under the following compensation plans: 1991 Stock Option Plan (989,588 shares), 1998 Stock Incentive Plan (940,008 shares), 2000 Director Option Plan (7,000 shares), 2003 Plan (3,392,377 shares) and 2009 Plan (132,174 shares). Excludes 325,048 shares issuable under the 1997 Employee Stock Purchase Plan in connection with the current and future offering periods.

(2)	Includes 4,222,922 shares available for issuance under our 2009 Plan. The 2009 Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock unit awards and other stock unit awards. Also includes 325,048 shares issuable under our 1997 employee stock purchase plan in connection with the current and future offering periods. No new grants may be made under the other plans listed in footnote (1) except for the 2009 Plan.

Stock Performance Graph
This graph compares our total stockholder returns, the Standard & Poor’s (“S&P”) MidCap 400 Health Care Index, the S&P SmallCap 600 Health Care Index and the Total Return Index for the NASDAQ Stock Market (U.S. Companies) prepared by the Center for Research in Security Prices (the “NASDAQ Index”). This graph assumes the investment of $100 on December 31, 2004 in IDEXX’s common stock, the S&P MidCap 400 Health Care Index, the S&P SmallCap 600 Health Care Index and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2004, 2005, 2006, 2007, 2008 and 2009.

	12/31/2004	12/31/2005	12/30/2006	12/29/2007	12/31/2008	12/31/2009

IDEXX Laboratories, Inc.	$100.00	$155.53	$171.35	$253.37	$155.92	$230.99
S&P MidCap 400 Health Care Index	100.00	135.39	133.83	150.58	100.45	135.26
S&P SmallCap 600 Health Care Index	100.00	135.82	147.40	175.03	125.27	153.09
NASDAQ Index	100.00	102.13	112.19	121.68	58.64	84.28

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial data of the Company for each of the five years ending with December 31, 2009. The selected consolidated financial data presented below has been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31,
	(in thousands, except per share data)
	2009	2008	2007	2006	2005

INCOME STATEMENT DATA:
Revenue	$1,031,633	$1,024,030	$922,555	$739,117	$638,095
Cost of revenue	505,352	494,264	459,033	359,588	315,195

Gross profit	526,281	529,766	463,522	379,529	322,900
Expenses:
Sales and marketing	167,748	169,956	151,882	115,882	101,990
General and administrative	117,440	116,681	108,119	82,097	64,631
Research and development	65,124	70,673	67,338	53,617	40,948

Income from operations	175,969	172,456	136,183	127,933	115,331
Interest (expense) income, net	(1,430)	(2,269)	(1,340)	2,817	3,141

Income before provision for income taxes	174,539	170,187	134,843	130,750	118,472
Provision for income taxes	52,304	54,018	40,829	37,224	40,670

Net income	122,235	116,169	94,014	93,526	77,802
Less: Net income attributable to noncontrolling interest	10	—	—	(152)	(452)

Net income attributable to IDEXX Laboratories’ stockholders	$122,225	$116,169	$94,014	$93,678	$78,254

Earnings per share(1):
Basic	$2.08	$1.94	$1.53	$1.49	$1.20
Diluted	2.01	1.87	1.46	1.42	1.15
Weighted average shares outstanding(1):
Basic	58,809	59,953	61,560	62,866	65,043
Diluted	60,682	62,249	64,455	65,907	68,109

Dividends paid	$—	$—	$—	$—	$—

BALANCE SHEET DATA:
Cash and investments	$106,728	$78,868	$60,360	$96,666	$132,731
Working capital	120,033	60,598	82,271	177,520	192,679
Total assets	808,527	765,437	702,179	559,560	490,676
Total debt	123,884	156,479	78,683	7,125	551
Total stockholders’ equity	514,579	438,194	438,323	409,861	369,010

(1)	Share and per share amounts originally reported for 2006 and 2005 have been adjusted as appropriate to reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on November 26, 2007.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of Segments. During 2009, we operated primarily through three business segments: diagnostic and information technology products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller segments that comprise products for dairy quality (“Dairy”) and products for the human point-of-care medical diagnostic market (“OPTI Medical”). Financial information about the Dairy and OPTI Medical operating segments and other licensing arrangements are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 13 to the consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K for financial information about our segments, including geographic information, and about our product and service categories.
Items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses that do not align with one of our existing business or service categories, a portion of share-based compensation expense, interest income and expense, and income taxes. In our segment disclosure of gross profit, operating expenses and operating income, these amounts are shown under the caption “Unallocated Amounts.” We estimate our share-based compensation expense for the year and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company resulting in an unallocated amount reported under the Unallocated Category.
The following is a discussion of the strategic and operating factors that we believe have the most significant effect on the performance of our business.
Companion Animal Group
In the CAG segment, we believe we have developed a strategic advantage over companies with more narrow product or service offerings. The breadth and complementary nature of our products and services give us scale in sales and distribution, permit us to offer integrated disease-management diagnostic solutions that leverage the advantages of both point-of-care and outside laboratory testing, and facilitate the flow of medical and business information in the veterinary practice by connecting practice information software systems with reference laboratory test data, in-clinic test data from our IDEXX VetLab® suite of analyzers, and radiographic data from the IDEXX-PACS™ and IDEXX EquiView PACS™ software generated by our digital radiography systems.
Instruments and Consumables. Our strategy in our IDEXX VetLab® instrument line of business is to provide veterinarians with an integrated set of instruments that, individually and together, provide superior diagnostic information in the clinic, enabling veterinarians to practice better medicine and, in doing so, achieve their practice economic objectives, including growth and profitability. We derive substantial revenues and margins from the sale of consumables that are used in these instruments. The principal instruments used by veterinarians for in-clinic diagnostic testing are chemistry and hematology analyzers. In addition we sell instruments used for endocrinology, blood gas, electrolytes, urinalysis, and blood coagulation testing. Our IDEXX VetLab® Station is an in-clinic laboratory information management system that records and integrates patient diagnostic information from our analyzers for better practice management. For customers that utilize our IVLS, we offer IDEXX SmartService™ Solutions, an electronic customer support and service tool that allows IDEXX technical support to remotely monitor instrument performance, troubleshoot issues and provide system updates. Additionally, we offer extended maintenance agreements in connection with the sale of our instruments.
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

Our Catalyst Dx® analyzer is our latest generation chemistry analyzer, which was launched in the first quarter of 2008. In addition, we sell and have an active installed base of approximately 31,000 VetTest® analyzers, with substantially all of our revenues from that product line currently derived from consumable sales. We continue to place VetTest® instruments through sales, lease, rental and other programs. A substantial portion of 2009 Catalyst Dx® analyzer placements have been made at veterinary clinics that already own our VetTest® analyzer. As we continue to experience growth in sales of Catalyst Dx® analyzers and the related consumables, we expect to see a decline in the sales of VetTest® consumables. Based on projections of future sales volume and the average unit price of consumables used in the Catalyst Dx® and VetTest® analyzers, we do not expect a future shift to Catalyst Dx® consumables to significantly impact gross margin. We do however expect near-term downward pressure on gross margin percentage due to higher relative instrument placement revenues as compared to consumables’ sales with continued penetration of the Catalyst Dx® analyzer. Our long-term success in this area of our business is dependent upon new customer acquisition, customer retention and customer utilization of existing and new assays introduced for use on our analyzers. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of blood and urine chemistry testing for a variety of diagnostic purposes.
We purchase the chemistry consumables, other than electrolyte slides, used in our Catalyst Dx® and VetTest® analyzers from Ortho-Clinical Diagnostics, Inc. (“Ortho”) under a supply agreement that continues through 2025. This supply agreement provides us with a long-term source of slides at costs that improve over the term of the agreement as a result of increasing purchase volumes.
Our principal hematology analyzer is the LaserCyte® analyzer. In addition we sell the VetAutoread™ analyzer. A substantial portion of LaserCyte® placements have been made at veterinary clinics that already own our VetAutoread™ analyzer. Although we have experienced growth in sales of hematology consumables, LaserCyte® consumable sales have been partly offset by declines in sales of VetAutoread™ consumables.
With all of our instrument lines, we seek to differentiate our products from those of other in-clinic instrument manufacturers and laboratory diagnostic service providers based on breadth of diagnostic menu, flexibility of menu selection, accuracy, reliability, ease-of-use, throughput, ability to handle compromised samples, time-to-result, analytical capability of software, integration with the IDEXX VetLab® Station, education and training, and superior sales and customer service. Our success depends, in part, on our ability to differentiate our products in a way that justifies premium pricing.
Rapid Assay Products. Our rapid assay line of business consists primarily of single-use kits for point-of-care testing and, to a limited degree, microwell-based kits for laboratory testing for canine and feline diseases and conditions. Our rapid assay strategy is to develop, manufacture, market and sell proprietary tests that address important medical needs for particular diseases prevalent in the companion animal population. We seek to differentiate our tests from those of other in-clinic test providers and laboratory diagnostic service providers through ease-of-use and superior performance, including by providing our customers with combination tests that test a single sample for multiple analytes. Where alternative point-of-care offerings exist, we seek to differentiate our tests with superior performance. As in our other lines of business, we also seek to differentiate our products through superior customer service. We further augment our product development and customer service efforts with sales and marketing programs that enhance medical awareness and understanding regarding our target diseases and the importance of diagnostic testing. We also seek to enhance efficiency and test result capture by providing our customers with the ability to have rapid assay tests read and results recorded into the patient record by our SNAPshot Dx® analyzer. This functionality is currently available for use with our SNAP® tests for evaluation of thyroid, adrenal and liver function; diagnosing canine pancreatitis, feline leukemia and feline immunodeficiency virus; and for screening for heartworm and three additional tick-borne diseases, ehrlichiosis, Lyme and anaplasmosis. We are currently developing this functionality across our canine and feline family of rapid assay products.

Veterinary Laboratory Diagnostic and Consulting Services. We believe that more than half of all diagnostic testing by U.S. veterinarians is done at outside reference laboratories such as our IDEXX Reference Laboratories. In markets outside the U.S., in-clinic testing is less prevalent and an even greater percentage of diagnostic testing is done in reference laboratories. We attempt to differentiate our laboratory testing services from those of our competitors and in-clinic offerings primarily on the basis of quality, customer service, technology employed and specialized test menu. Revenue growth in this line of business is achieved both through increased sales at existing laboratories and through the acquisition of new customers, including through laboratory acquisitions, customer list acquisitions and the opening of new laboratories. In 2009, we acquired a telemedicine and consulting services business located in the U.S. In 2008, we acquired a laboratory in Spain and acquired certain intellectual property and distribution rights associated with a diagnostic test product. In 2007, we acquired laboratories in the U.S. and Canada and acquired veterinary laboratory customer lists in the U.S., Switzerland, and the United Kingdom. Profitability of this business is largely the result of our ability to achieve efficiencies from both volume and operational improvements. New laboratories that we open typically will operate at a loss until testing volumes reach a level that permits profitability. Acquired laboratories frequently operate less profitably than our existing laboratories and those laboratories may not achieve profitability comparable to our existing laboratories for several years until we complete the implementation of operating improvements and efficiencies. Therefore, in the short term, new and acquired reference laboratories generally will have a negative effect on the operating margin of the laboratory diagnostic and consulting services line of business.
Practice Information Systems and Digital Radiography. These lines of business consist of veterinary practice information systems including hardware and software and veterinary-specific digital radiography systems. Our strategy in the practice information systems line of business is to provide superior software and hardware integrated information solutions, backed by superior customer support and education, to allow the veterinarian to practice better medicine and achieve the practice’s business objectives. We differentiate our software systems through enhanced functionality and ease of use. Our veterinary-specific digital radiography systems allow veterinarians to capture digital radiographs with ease and without the use of hazardous chemicals. The digital radiography systems also incorporate IDEXX-PACS™ and IDEXX EquiView PACS™ picture archiving and communication software developed by IDEXX that allows for image enhancement, manipulation, storage and retrieval, and integration with the practice information software. Our strategy in digital radiography is to offer a system that provides superior image quality and software capability at a competitive price, backed by the same customer support provided for our other products and services in the Companion Animal Group.
Water
Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers are primarily water utilities, government laboratories and private certified laboratories that highly value strong relationships and customer support. International sales of water testing products represented 47% of total water product sales in 2009, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for regulatory testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program that involves applying for regulatory approvals in a number of countries, primarily in Europe.
Production Animal Segment
We develop, manufacture, market and sell a broad range of tests for various cattle, swine and poultry diseases and conditions, and have an active research and development, and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated at a later time. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can fluctuate. In 2009, approximately 88% of our sales in this business were international. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described above that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”

Other
Dairy. Our strategy in the dairy testing business is to develop, manufacture and sell antibiotic residue testing products that satisfy applicable regulatory requirements for testing of milk by processors and producers and provide reliable field performance. The manufacture of these testing products leverage, almost exclusively, the SNAP® platform as well as the production equipment of our rapid assay business, incorporating customized reagents for antibiotic detection. The majority of our sales in this business are international. To successfully increase sales of dairy testing products, we believe that we need to increase penetration in the processor and producer segments of the dairy market, and to develop product line enhancements and extensions. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described above that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”
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
OPTI Medical Systems also supplies our VetStat® analyzer, an instrument and consumable system that is a member of the IDEXX VetLab® suite for the veterinary market. In addition, OPTI Medical Systems provides the electrolyte module and dry slide reagents that make up the electrolyte testing functionality of the Catalyst Dx® analyzer. Our strategy in the OPTI Medical Systems business for the veterinary market is to utilize this unit’s know-how, intellectual property and manufacturing capability to continue to expand the menu and instrument capability of the VetStat® and Catalyst Dx® platforms for veterinary applications.
Other Activities. We have developed certain proprietary technology that we believe may have application in areas that do not align with one of our existing business or service categories. Our strategy is to out-license these technologies to partners that are best positioned to complete the development and commercialization of products utilizing these technologies. To the extent we are successful in doing so, we may receive one-time or recurring payments based on the achievement of development or sales milestones. Our ability to succeed in this area of our business depends on our ability to attract and retain qualified scientific personnel to develop proprietary products or technology and our ability to identify suitable third parties to complete the commercialization of these technologies.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009 describes the significant accounting policies used in preparation of these consolidated financial statements.
We believe the following critical accounting estimates and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change.
Revenue Recognition
We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. See Note 3(h) to the consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

Multiple element arrangements (MEA’s). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEA’s include the sale of one or more of the instruments from the IDEXX VetLab® suite of analyzers or digital radiography systems, combined with one or more of the following products: extended maintenance agreements; consumables; laboratory services; and practice management software. Practice management software is frequently sold with postcontract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Interpretation of customer sales agreements is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a MEA should be treated as separate units of accounting for revenue recognition purposes, and, if so, how the price should be allocated among the elements and when to recognize revenue for each element.
When arrangements include multiple elements, we use verifiable objective evidence (“VOE”) of fair value or vendor-specific objective evidence (“VSOE”) of fair value for software to allocate revenue to the elements and recognize revenue when the elements have standalone value and the four criteria for revenue recognition have been met for each element. The timing of product and service revenue recognized is affected by our judgments as to whether an arrangement includes multiple elements and, if so, whether fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish fair value for those elements could affect the timing of the revenue recognition.
We determine VOE and VSOE of fair value by amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. We have determined that the software components of our digital radiography systems and IVLS are more than incidental to the products as a whole, therefore we account for sales of these products in MEA’s under software accounting guidance and defer revenue equal to the fair value of the support provided to the customer during the one-year warranty period. Judgment is required to determine whether the software within our digital systems and IVLS is essential to the functionality of the products and judgment and estimation is required to establish the fair value of the updates and support provided. We have also applied judgment to determine that software used in, or with our IDEXX VetLab® instruments, except for the IVLS, is not more than incidental to the functionality of those instruments.
Certain arrangements with customers include discounts on future products and services. We apply judgment in determining whether discounts are significant and incremental and when the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the arrangement. If the future discount is significant and incremental, we recognize that discount as an element of the arrangement and allocate the discount to the other elements of the arrangement based on relative fair value. To determine whether a discount is significant and incremental, we look to the discount provided in standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement. If the discount in the MEA approximates the discount typically provided in standalone sales, that discount is not considered significant and incremental.
We separately price extended maintenance agreements (“EMA”) sold to customers. When an EMA is sold as a component of a multi-product sale, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement.
Customer programs. We record estimated reductions to revenue in connection with customer marketing programs and incentive offerings that may give customers credits, award points, or provide other incentives. Future market conditions and changes in product offerings may require us to change marketing strategies to increase customer incentive offerings, possibly resulting in incremental reductions of revenue in future periods as compared to reductions in the current or prior periods. Additionally, certain incentive programs require us to estimate, based on historical experience, and apply judgment to approximate the number of customers who will actually redeem the incentive. Differences between estimated and actual customer participation in programs may impact the amount and timing of revenue recognition.
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

Customers can earn IDEXX Points based on their participation in certain customer programs and making qualifying purchases related to those programs. IDEXX Points may then be applied against the purchase price for IDEXX products and services purchased in the future or applied to trade receivables due to us. As points are redeemed we recognize the benefit of points expected to expire, or breakage, using historical forfeiture rates. On November 30 of each year, unused points earned before January 1 of the prior year expire and any variance from the breakage estimate is accounted for as a change in estimate. Our two most significant customer programs are Practice Developer® and SNAP® up the Savings™ (“SUTS”), both of which are offered only to North American customers. In 2009, the SUTS program was redesigned to allow for payout of points earned quarterly. The most significant estimate related to SUTS, and other point programs, is estimating the amount of breakage. Following is a summary of revenue reductions recorded under these programs and in total for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Revenue Reductions Recorded
Practice Developer® program (1)	$6,892	$7,521	$6,747
SNAP® up the Savings™ program(1)	4,582	4,011	4,429
Other programs(1)	9,201	3,808	5,946

Total revenue reductions	$20,675	$15,340	$17,122

(1)	Practice Developer®, SNAP® up the Savings™ and certain other customer program liabilities are settled through the issuance of IDEXX Points.
At December 31, 2009, 2008 and 2007, the total accrued revenue reductions were $17.4 million, $15.2 million and $15.1 million, respectively. Following is a summary of changes in the accrual for estimated revenue reductions attributable to IDEXX Points customer programs and incentive offerings and the ending accrued revenue reductions balance for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Accrued Customer Programs:
Balance, beginning of the year	$15,183	$15,107	$14,012
Current provision related to Practice Developer® program(1)	6,892	7,521	6,747
Current provision related to SNAP® up the Savings™ program(1)	4,582	4,011	4,429
Current provision related to other programs(1)	9,201	3,808	5,946
Breakage	(367)	(694)	(352)
Actual points redeemed and credits issued	(18,256)	(14,338)	(15,755)
Exchange impact on balances denominated in foreign currency	153	(232)	80

Balance, end of year	$17,388	$15,183	$15,107

(1)	Practice Developer®, SNAP® up the Savings™ and certain other customer program liabilities are settled through the issuance of IDEXX Points.

Inventory Valuation
We write down inventory for estimated obsolescence when warranted by estimates of future demand, market conditions, remaining shelf life, or product functionality. If actual market conditions or results of estimated functionality are less favorable than those we estimated, additional inventory write-downs may be required, which would have a negative effect on results of operations. Certain major components of inventory for which we have made critical valuation judgments are discussed in more detail below.
LaserCyte® Hematology Analyzer. At December 31, 2009, 2008 and 2007, $1.3 million, $2.9 million and $2.7 million, respectively, of inventory associated with our LaserCyte® analyzer required rework before it could be used to manufacture finished goods, which was net of $2.4 million, $2.2 million and $1.7 million, respectively, of write-downs for inventory estimated to be obsolete and disposed. We determined write-downs based on our estimate of the costs to rework inventory compared to replacement cost and the probability of success, primarily based on historical experience. We expect to fully realize our net investment in this inventory. However, if we are unsuccessful in reworking this inventory, if we revise our judgment of our ability to successfully rework inventory due to new experience in reworking this inventory, if we determine that it is more cost effective to purchase new inventory rather than rework this inventory, or if we alter the design of this product, we may be required to write off some or all of the remaining associated inventory.
Valuation of Goodwill and Other Intangible Assets
A significant portion of the purchase price for acquired businesses is assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a market value is not readily available, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When material, we utilize independent valuation experts to advise and assist us in allocating the purchase prices for acquired businesses to the fair values of the identified intangible assets and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair values of acquired net assets, including intangible assets.
We assess goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate an impairment may exist. For impairment testing, the fair values of the reporting units that include goodwill are estimated using an income approach by developing discounted cash flow models. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. However, at December 31, 2009 a 25% decrease in the current estimated fair value of any of our reporting units would not result in a goodwill impairment charge for any of our reporting units that include goodwill. As a measure to assess the fair values of the reporting units, we aggregate the fair value of each of the reporting units and compare that aggregate total to the overall market capitalization of the Company. As of November 30, 2009, the date that we performed our assessment of goodwill for impairment, the total aggregate fair values of the reporting units was approximately $3.2 billion, which approximates the Company’s market capitalization as of that date. No goodwill impairments were identified as a result of the annual or event-driven reviews during the years ended December 31, 2009, 2008 or 2007.
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
We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the assets and compare that value to the carrying value of the assets. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time.

During 2009, we recognized an impairment charge of $1.5 million to write off an acquired intangible asset associated with our equine digital radiography business, which is part of our CAG segment. Based on changes in estimated future demand and market conditions, we determined that we would not fully realize our investment and, therefore, fully expensed this asset. No other impairments were identified during the year ended December 31, 2009. No impairments were identified during the year ended December 31, 2008.
During 2007, we recognized an impairment charge to write off a prepaid royalty license of $1.0 million associated with Navigator® paste. We also recognized a related inventory write-down, the circumstances of which are described in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K. Based on our changed estimates of product availability and estimated future demand and market conditions, we determined that we would not realize our investment in prepaid royalties and, therefore, fully expensed this asset. No other impairments were identified during the year ended December 31, 2007.
Share-Based Compensation
Beginning in 2006, we modified our employee share-based compensation programs to shift from the grant of stock options and employee stock purchase rights only to the grant of a mix of restricted stock units and stock options, along with employee stock purchase rights. There were no modifications to the terms of outstanding options, restricted stock units or deferred stock units during 2009, 2008 or 2007.
On January 1, 2006 we adopted amendments to the accounting provisions governing share-based payments and adopted the straight-line method to prospectively expense share-based awards granted subsequent to December 31, 2005. The graded-vesting, or accelerated, method has been used to calculate the expense for stock options granted prior to January 1, 2006. If the total fair value of share-based compensation awards, as well as other features that impact expense, including forfeitures and capitalization of costs, was consistent from year-to-year in each of the last five years and through 2010, this change in expense method to straight-line expensing would yield less than the pro forma graded-vesting expense through 2010 until awards granted prior to January 1, 2006 were fully expensed. However, the total fair value of future awards may vary significantly from past awards based on a number of factors, including our share-based award practices. Therefore, share-based compensation expense is likely to fluctuate, possibly significantly, from year to year.
We determine the assumptions to be used in the valuation of option grants as of the date of grant. As such, we may use different assumptions during the year if we grant options at different dates. However, substantially all of our options granted during the years ended December 31, 2009, 2008 and 2007 were granted in the first quarter of each year. The weighted average of each of the valuation assumptions used to determine the fair value of each option grant during each of the previous three years is as follows:

	For the Years Ended December 31,
	2009	2008	2007

Expected stock price volatility	31%	25%	29%
Expected term, in years (1)	4.8	4.9	5.0
Risk-free interest rate	1.6%	2.6%	4.7%

(1)	Options may not be granted for a contractual term of more than seven years.
We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants and other relevant factors. Lower estimated volatility reduces the fair value of an option. The total fair value of options awarded during the year ended December 31, 2009 ($5.4 million) would have increased by 9% or decreased by 7% if the weighted average of the stock price volatility assumptions were increased or decreased by 10% to 33.6% or 27.5%, respectively. The total expense recognized for options awarded during the year ended December 31, 2009 would have increased or decreased by $0.1 million if the weighted average of the stock price volatility assumption used to value options granted during 2009 were increased or decreased by 10% to 33.6% or 27.5%, respectively.

To develop the expected term assumption for option awards, we previously elected to use the simplified method which is based on vesting and contractual terms. Beginning in January 2008, we derive the expected term assumption for options based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. The expected term for future awards will be determined using a consistent method. Longer expected term assumptions increase the fair value of option awards, and therefore increase the expense recognized per award. The total fair value of options awarded during the year ended December 31, 2009 ($5.4 million) would have increased by 10% or decreased by 11% if the weighted average of the expected term assumptions were increased or decreased by one year, respectively. The total cost recognized for options awarded during the year ended December 31, 2009 would have increased or decreased by $0.1 million if the weighted average of the expected term assumptions were increased or decreased by one year, respectively.
Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors, and compensation expense is adjusted for actual results. Share-based compensation costs for the year ended December 31, 2009 were $11.4 million, which is net of a reduction of $2.5 million for actual and estimated forfeitures. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of share-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense.
The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the years ended December 31, 2009, 2008 and 2007 totaled $16.0 million, $18.7 million and $18.2 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at December 31, 2009, before consideration of estimated forfeitures, was $33.0 million. We estimate that this cost will be reduced by approximately $3.4 million related to forfeitures. The weighted average remaining expense recognition period is approximately 1.6 years.
Income Taxes
We recognize a current tax liability or asset for current taxes payable or refundable, respectively, and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.
The future tax benefit arising from net deductible temporary differences and tax carryforwards, net of valuation allowances, was $8.0 million and $7.5 million at December 31, 2009 and 2008, respectively. On a quarterly basis we assess our current earnings by jurisdiction to determine whether or not our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A reduction of net income before taxes in each subsidiary equal to 5% of revenue, compared to the corresponding reported amounts for the year ended December 31, 2009, would not result in the recognition of incremental valuation allowances except in two subsidiaries where a 5% reduction could result in our recording a valuation allowance of $1.2 million for those subsidiaries.
For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance is recorded to offset the deferred tax asset within that jurisdiction. In assessing the need for a valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Alternatively, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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
We consider the majority of the operating earnings of non-United States subsidiaries to be indefinitely invested outside the U.S. The cumulative earnings of these subsidiaries were $194.0 million at December 31, 2009. No provision has been made for U.S. federal and state, or international taxes that may result from future remittances of these undistributed earnings of non-United States subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. For the operating earnings not considered to be indefinitely invested outside the United States we have accrued taxes on a current basis.
We record a liability for uncertain tax provisions in accordance with a comprehensive model for the recognition, measurement, and financial statement disclosure. This comprehensive model requires us to assess all tax positions against a more likely than not standard. We record tax benefits for only those positions that we believe will more likely than not be sustained. For positions that we believe that it is more likely than not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. As of December 31, 2009 our net liability for uncertain tax positions was $6.0 million, which includes estimated interest expense and penalties.
RESULTS OF OPERATIONS
Impact of Distribution Channel on Results of Operations. Because the instrument consumables and rapid assay products in our CAG segment are sold in the U.S. and certain other geographies by distributors, distributor purchasing dynamics have an impact on our reported sales of these products. Distributors purchase products from us and sell them to veterinary practices, who are the end users. Distributor purchasing dynamics may be affected by many factors and may be unrelated to underlying end-user demand for our products. As a result, fluctuations in distributors’ inventories may cause reported results in a period not to be representative of underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue growth.
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
Impact of Economic Factors, Including Foreign Currency Exchange Rates. Approximately 24% of our revenue is derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our international revenues and on margins of products manufactured in the U.S. and sold internationally. In addition, to the extent that the U.S. dollar is stronger in future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses, foreign currency denominated supply contracts and the impact of foreign currency hedge contracts in place partly offset this exposure.

We believe that our financial results in 2009 continued to be negatively impacted by economic conditions that weakened over the course of 2008 due, in large part, to fewer patient visits to U.S. and European veterinary clinics for routine screening, preventive care and elective procedures. We believe reduced patient visits negatively impacted the growth rate of sales of rapid assay tests, instrument consumables, and laboratory diagnostic and consulting services in our CAG segment. In addition, we believe that the rate of growth of sales of our instruments, which are larger capital purchases for veterinarians, was negatively affected by increased caution among veterinarians regarding economic prospects. Weaker economic conditions also increased the sensitivity of our customers to the pricing of our products and services, resulting in lower price realization for certain products over the course of 2009 relative to prior periods.
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
While we expect these trends to continue in the near term, we believe the fundamental drivers of demand in the markets we serve to remain intact and that growth rates will improve as major world economies stabilize.
Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008
Revenue
Total Company. The following table presents revenue by operating segment:

For the Years Ended December 31,
							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2009	2008	Change	Change	Currency(1)	Divestitures(2)	Effect

CAG	$843,303	$834,056	$9,247	1.1%	(2.3%)	(2.0%)	5.4%
Water	73,214	74,469	(1,255)	(1.7%)	(3.4%)	—	1.7%
PAS	77,208	80,762	(3,554)	(4.4%)	(3.4%)	—	(1.0%)
Other	37,908	34,743	3,165	9.1%	(0.4%)	—	9.5%

Total	$1,031,633	$1,024,030	$7,603	0.7%	(2.4%)	(1.6%)	4.7%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the year ended December 31, 2009 to the year ended December 31, 2008.

(2)	Represents the percentage change in revenue during the year ended December 31, 2009 compared to the year ended December 31, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2007.
The following revenue analysis and discussion reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from businesses acquired or revenues lost from divisions divested subsequent to December 31, 2007.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Years Ended December 31,
							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2009	2008	Change	Change	Currency(1)	Divestitures(2)	Effect

Instruments and consumables	$332,706	$318,533	$14,173	4.4%	(2.7%)	—	7.1%
Rapid assay products	147,078	146,867	211	0.1%	(0.7%)	—	0.8%
Laboratory diagnostic and consulting services	298,410	288,244	10,166	3.5%	(3.0%)	0.7%	5.8%
Practice information management systems and digital radiography	65,055	61,291	3,764	6.1%	(0.8%)	0.2%	6.7%
Pharmaceutical products	54	19,121	(19,067)	(99.7%)	—	(99.6%)	(0.1%)

Net CAG revenue	$843,303	$834,056	$9,247	1.1%	(2.3%)	(2.0%)	5.4%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the year ended December 31, 2009 to the year ended December 31, 2008.

(2)	Represents the percentage change in revenue during the year ended December 31, 2009 compared to the year ended December 31, 2008 attributed to incremental revenues from businesses acquired or revenues lost from divisions divested or discontinued subsequent to December 31, 2007.
The increase in instruments and consumables revenue was due to higher sales volumes, partly offset by lower average unit sales prices on instruments. Higher sales volumes were driven primarily by sales of our Catalyst Dx® analyzer, which was launched at the end of the first quarter of 2008. This impact was partly offset by a decrease in sales of our other IDEXX VetLab® instruments, most notably of LaserCyte® analyzers, due primarily to market penetration and a shift in focus of our sales efforts to our newer instruments. Higher sales volume was also attributable to sales of consumables used with the Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® instrument as Catalyst Dx® instruments have replaced VetTest® instruments at certain customers. Instrument service revenue also contributed to revenue growth as our active installed base of instruments covered under service contracts continued to increase. Lower average unit sales prices for instruments were primarily related to sales of our LaserCyte® analyzers, resulting from discounts associated with customer purchase programs. Changes in distributors’ inventory levels did not have a meaningful impact on reported instruments and consumables revenue growth.
The slight increase in rapid assay revenue was due to higher practice-level sales resulting from increased sales volumes of canine combination test products and SNAP® cPL™, our test for pancreatitis in dogs, partly offset by lower sales volumes of feline combination test products. To a lesser extent, higher average unit sales prices also contributed to the increase in rapid assay revenue. Changes in distributors’ inventory levels did not have a meaningful impact on reported rapid assay revenue growth.
The increase in laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volume and price increases. Higher testing volume was the result of growth in our customer base and the impact of new test offerings. To a lesser extent, revenue was also favorably impacted by incremental sales from businesses acquired in 2009.
The increase in practice information management systems and digital radiography revenue resulted primarily from higher sales volumes of companion animal radiography systems and peripheral equipment and support services related to our practice information management systems. These favorable items were partly offset by lower sales of equine radiography systems, lower average unit prices for companion animal radiography systems, and lower sales of Cornerstone® practice information management systems.
In the fourth quarter of 2008, we sold a substantial portion of our pharmaceutical assets and product lines, and therefore did not have significant pharmaceutical product revenue in 2009. We have retained certain intellectual property and licenses for developed products as well as certain less significant product lines, which have been reassigned to other lines of business. Prior year amounts have been reclassified to conform to current year presentation. See Note 19 to the consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K.

Water. The increase in Water revenue resulted primarily from higher average unit sales prices, partly offset by lower sales volume of certain Water products. Higher average unit sales prices were attributable to a favorable mix of product sales within certain markets; the impact of price increases for certain products sold in the U.S.; and higher relative sales in geographies where products are sold at higher average unit sales prices.
Production Animal Segment. The decrease in PAS revenue resulted primarily from the impact of the timing of revenue recognition on shipments to a customer, where revenue for shipments to that customer is recognized on the cash basis of accounting due to uncertain collectability and lower average unit sales prices. These unfavorable items were partly offset by higher overall sales volumes.
Other. The increase in Other revenue was due primarily to higher sales volumes of Dairy and OPTI Medical products. Higher Dairy volume was primarily attributable to Dairy SNAP® antibiotic residue tests, a recently released Dairy SNAP® residue test for detection of melamine and a recently launched instrument. These favorable items were partly offset by lower average unit sales prices for OPTI Medical products.
Gross Profit
Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Years Ended December 31,
Gross Profit		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$410,356	48.7%	$412,199	49.4%	$(1,843)	(0.4%)
Water	47,233	64.5%	47,052	63.2%	181	0.4%
PAS	51,256	66.4%	55,005	68.1%	(3,749)	(6.8%)
Other	17,067	45.0%	15,131	43.6%	1,936	12.8%
Unallocated amounts	369	N/A	379	N/A	(10)	(2.6%)

Total Company	$526,281	51.0%	$529,766	51.7%	$(3,485)	(0.7%)

Companion Animal Group. Gross profit for CAG decreased due to a decrease in the gross profit percentage of less than one percentage point to 49%. The decrease in the gross profit percentage was due primarily to the absence of higher margin pharmaceutical product sales in 2009; higher relative sales of lower margin products and services, primarily IDEXX VetLab® instruments and laboratory diagnostic and consulting services; higher product overhead spending due, in part, to investment in facilities and production equipment to meet anticipated future demand; and the impact of lower volumes of most of our instruments, except for Catalyst Dx® and SNAPshot Dx® analyzers. These unfavorable impacts were partly offset by gross profit improvement in our laboratory diagnostic and consulting services line of business due, in part, to higher selling prices and operational efficiencies. Lower depreciation expense associated with IDEXX VetLab® instruments previously placed under rental agreements also favorably impacted gross profit percentage.
Water. Gross profit for Water increased due to an increase in the gross profit percentage to 64.5% from 63%. The increase in the gross profit percentage was due primarily to the impact of lower royalty costs and, to a lesser extent, higher average unit sales prices. These favorable items were partly offset by higher overall manufacturing costs and higher costs related to product distribution.
Production Animal Segment. Gross profit for PAS decreased due to lower sales volume and a decrease in the gross profit percentage to 66% from 68%. The decrease in gross profit percentage was due primarily to higher costs of product manufacturing and the impact of lower revenue recognized related to a customer where revenue is recognized on the cash basis of accounting due to uncertain collectability. These items were partly offset by the favorable impact of foreign currency hedge contracts and the favorable currency impact on foreign currency denominated expenses, net of the unfavorable impact the strengthening of the U.S. dollar had on sales denominated in foreign currencies and lower royalty costs.

Other. Gross profit for Other increased due to higher sales volume and an increase in the gross profit percentage to 45% from 44%. The increase in gross profit percentage was due to lower overall costs of product manufacturing in our OPTI Medical and Dairy businesses and, to a lesser extent, greater relative sales of higher margin Dairy SNAP® tests and OPTI Medical instrument consumables. These favorable items were partly offset by lower average unit sales prices of OPTI Medical products.
Operating Expenses and Operating Income
Total Company. The following tables present operating expenses and operating income by operating segment:

For the Years Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$274,235	32.5%	$282,579	33.9%	$(8,344)	(3.0%)
Water	15,618	21.3%	15,722	21.1%	(104)	(0.7%)
PAS	33,985	44.0%	33,245	41.2%	740	2.2%
Other	13,642	36.0%	13,576	39.1%	66	0.5%
Unallocated amounts	12,832	N/A	12,188	N/A	644	5.3%

Total Company	$350,312	34.0%	$357,310	34.9%	$(6,998)	(2.0%)

Operating Income		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

CAG	$136,121	16.1%	$129,620	15.5%	$6,501	5.0%
Water	31,615	43.2%	31,330	42.1%	285	0.9%
PAS	17,271	22.4%	21,760	26.9%	(4,489)	(20.6%)
Other	3,425	9.0%	1,555	4.5%	1,870	120.3%
Unallocated amounts	(12,463)	N/A	(11,809)	N/A	(654)	(5.5%)

Total Company	$175,969	17.1%	$172,456	16.8%	$3,513	2.0%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Years Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$141,681	16.8%	$143,644	17.2%	$(1,963)	(1.4%)
General and administrative	92,122	10.9%	93,008	11.2%	(886)	(1.0%)
Research and development	40,432	4.8%	45,927	5.5%	(5,495)	(12.0%)

Total operating expenses	$274,235	32.5%	$282,579	33.9%	$(8,344)	(3.0%)

As previously described, we sold a substantial portion of our pharmaceutical assets and product lines and restructured the remainder of this business in the fourth quarter of 2008. As a result, we did not incur meaningful expenses related to this business in 2009 and will not incur meaningful expenses in the future. This impact on sales and marketing expense, general and administrative expense and research and development expense is referred to in the following operating expense analysis as the impact of the “pharmaceutical transaction.” In relation to restructuring the remainder of the pharmaceutical business, certain research and development personnel were realigned to our corporate research and development team, for which expenses are not allocated to our operating segments. A portion of the decrease in spending explained within the CAG section is due to this restructuring.

The decrease in sales and marketing expense resulted primarily from the effects of the pharmaceutical transaction and from the favorable impact of exchange rates on foreign currency denominated expenses. These decreases were partly offset by higher personnel and personnel-related costs due, in part, to the addition of customer support, sales and marketing personnel, and an increase in facility expenses related to completion of significant phases of our headquarters expansion project in 2009. The decrease in general and administrative expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses, the effects of the pharmaceutical transaction and lower bad debt expense. These decreases were partly offset by an impairment charge of $1.5 million to write off an acquired intangible asset associated with our equine digital radiography business. To a lesser extent, the decreases noted were also offset by an increase in spending related to general support functions in the U.S. and Europe and incremental expenses associated with businesses acquired subsequent to January 1, 2009, comprised mainly of administrative expenses of a recurring nature to support the acquired businesses and transaction related expenses. The decrease in research and development expense resulted primarily from a decrease in spending related to the pharmaceutical business.
Water. The following table presents Water expenses by functional area:

For the Years Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$7,115	9.7%	$7,504	10.1%	$(389)	(5.2%)
General and administrative	5,851	8.0%	5,674	7.6%	177	3.1%
Research and development	2,652	3.6%	2,544	3.4%	108	4.2%

Total operating expenses	$15,618	21.3%	$15,722	21.1%	$(104)	(0.7%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses, lower spending on consulting services and a decrease in spending on travel. The increase in general and administrative expense resulted from higher bad debt expense and higher spending on corporate support function expenses, partly offset by lower legal expenses and the favorable impact of exchange rates on foreign currency denominated expenses. The increase in research and development expense was due primarily to an increase in spending associated with enhancing the functionality of an existing product, qualifying second source suppliers of certain raw materials and new product development. These increases were partly offset by lower spending related to product registration related fees and the favorable impact of exchange rates on foreign currency denominated expenses.
Production Animal Segment. The following table presents PAS operating expenses by functional area:

For the Years Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2009	Revenue	2008	Revenue	Change	Change

Sales and marketing	$12,650	16.4%	$12,982	16.1%	$(332)	(2.6%)
General and administrative	12,845	16.6%	12,416	15.4%	429	3.5%
Research and development	8,490	11.0%	7,847	9.7%	643	8.2%

Total operating expenses	$33,985	44.0%	$33,245	41.2%	$740	2.2%

The decrease in sales and marketing expense resulted primarily from the favorable impact of exchange rates on foreign currency denominated expenses and lower spending on marketing activities. The increase in general and administrative expense resulted primarily from increased personnel costs and higher legal spending, partly offset by the favorable impact of exchange rates on foreign currency denominated expenses and lower intangible asset amortization expense. The increase in research and development expense resulted primarily from an increase in spending on product development, increased personnel-related expenses and increased spending on supplies, partly offset by the favorable impact of exchange rates on foreign currency denominated expenses.

Other. Operating expenses for Other operating units increased $0.1 million to $13.6 million for the year ended December 31, 2009. The unfavorable impact of an increase in deferred compensation expense associated with an employee plan assumed in the acquisition of OPTI Medical, higher personnel-related costs and higher bad debt expense were almost entirely offset by the receipt of a milestone payment and, to a lesser extent, by lower spending on marketing materials and advertising in our OPTI Medical and Dairy businesses. In the fourth quarter of 2009, we received a milestone payment of $2 million related to the sale of product rights in connection with the disposition of our pharmaceutical division in the fourth quarter of 2008. The receipt of this payment was due to the achievement of certain development milestones by the third party that purchased the product rights. Because we have no obligation to deliver product or services, or otherwise provide support to the third party under this agreement, receipt of milestone payments are included in results of operations, but are not classified as revenue as the transaction was accounted for as the sale of a product line. We may receive up to $9.5 million of future payments based on the achievement of future sales milestones by this third party. Additional milestone payments will be included in our results of operations upon achievement of the milestone.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $0.6 million to $12.8 million for the year ended December 31, 2009 due to the write-off of capitalized costs related to an information technology project and higher expense related to share-based compensation. These increases were partly offset by the impact of the fourth quarter 2008 sale of our Acarexx® and SURPASS® pharmaceutical products and a product that was under development, and the subsequent restructuring of the remaining pharmaceutical division. In 2008, we recognized a loss on the transaction and restructuring of approximately $1.5 million, of which $1.1 million was recorded in general and administrative expense, $0.3 million was recorded in sales and marketing expense and $0.1 million was recorded in research and development expense.
Interest Income and Interest Expense
Interest income was $0.5 million for the year ended December 31, 2009 compared to $2.3 million for the same period of the prior year. The decrease in interest income was due to lower effective interest rates, partly offset by higher average invested cash balances.
Interest expense was $1.9 million for the year ended December 31, 2009 compared to $4.6 million for the same period of the prior year. The decrease in interest expense was due to lower effective interest rates on outstanding debt balances, partly offset by lower capitalized interest and higher average borrowings under our revolving credit facility.
Provision for Income Taxes
Our effective income tax rate was 30.0% for the year ended December 31, 2009 and 31.7% for the year ended December 31, 2008. The decrease in tax rate was due primarily to the recognition of tax benefits resulting from the expiration of certain statutes of limitations, settlement of an audit in an international tax jurisdiction and the write-off of non-deductible goodwill related to the pharmaceutical product lines sold in the fourth quarter of 2008. These benefits were partly offset by a reduction in international deferred tax liabilities in 2008 due to a change in the statutory tax rates for a jurisdiction in which we operate. This non-recurring benefit of approximately $1.5 million reduced our effective income tax rate for the year ended December 31, 2008 by 0.9 percentage points.
In the next year, it is reasonably possible that we could recognize up to $1.5 million of income tax benefits that have not been recognized at December 31, 2009. The income tax benefits are primarily due to the lapse in the statutes of limitations for various U.S. and international tax jurisdictions.

Twelve Months Ended December 31, 2008 Compared to Twelve Months Ended December 31, 2007
Revenue
Total Company. The following table presents revenue by operating segment:

For the Years Ended December 31,
							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency(1)	Divestitures(2)	Effect

CAG	$834,056	$750,449	$83,607	11.1%	1.0%	0.8%	9.3%
Water	74,469	66,235	8,234	12.4%	0.3%	—	12.1%
PAS	80,762	75,085	5,677	7.6%	4.8%	2.7%	0.1%
Other	34,743	30,786	3,957	12.9%	2.8%	2.9%	7.2%

Total	$1,024,030	$922,555	$101,475	11.0%	1.3%	0.9%	8.8%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the year ended December 31, 2008 to the year ended December 31, 2007.

(2)	Represents the percentage change in revenue during the year ended December 31, 2008 compared to the year ended December 31, 2007 attributed to incremental revenues from businesses acquired or revenues lost from divisions divested or discontinued subsequent to December 31, 2006.
The following revenue analysis reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from businesses acquired or revenues lost from divisions divested subsequent to December 31, 2006.
Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Years Ended December 31,
							Percentage
							Change Net of
						Percentage	Acquisitions/
					Percentage	Change from	Divestitures
Net Revenue			Dollar	Percentage	Change from	Acquisitions/	and Currency
(dollars in thousands)	2008	2007	Change	Change	Currency(1)	Divestitures(2)	Effect

Instruments and consumables	$318,533	$289,271	$29,262	10.1%	1.0%	—	9.1%
Rapid assay products	146,867	133,508	13,359	10.0%	0.9%	—	9.1%
Laboratory diagnostic and consulting services	288,244	255,193	33,051	13.0%	1.5%	2.5%	9.0%
Practice information management systems and digital radiography	61,291	53,385	7,906	14.8%	(0.2%)	—	15.0%
Pharmaceutical products	19,121	19,092	29	0.2%	—	(2.5%)	2.7%

Net CAG revenue	$834,056	$750,449	$83,607	11.1%	1.0%	0.8%	9.3%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the year ended December 31, 2008 to the year ended December 31, 2007.

(2)	Represents the percentage change in revenue during the year ended December 31, 2008 compared to the year ended December 31, 2007 attributed to incremental revenues from businesses acquired or revenues lost from divisions divested or discontinued subsequent to December 31, 2006.

Instruments and consumables revenue increased due to higher consumables sales volumes for most of our analyzers and higher average unit sales prices, primarily on slides that are sold for use in our chemistry analyzers. Additionally, increased revenue was due to higher instrument sales volumes, due primarily to sales of recently launched instruments, including Catalyst Dx® chemistry analyzers and SNAPshot Dx® analyzers, which we began shipping to customers in the first quarter of 2008, and sales of Coag Dx™ blood coagulation analyzers, which we began shipping to customers in the fourth quarter of 2007. The increase in volumes due to the placement of recently launched instruments was partly offset by a decrease in sales of most of our other IDEXX VetLab® instruments, due primarily to increased market penetration and a shift in focus of our sales team to our newer instruments. The lower sales of our other IDEXX VetLab® instruments was also due to lower average unit sales prices, due largely to increased promotional discounting. Higher instrument service revenue was due to the increase in number of instruments covered under service contracts as we continue to increase our active installed base of instruments.
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
The increase in sales of laboratory diagnostic and consulting services resulted from higher testing volume and the impact of price increases. As discussed above, the first half of 2007 benefited from temporary additional diagnostic testing volume resulting from the March 2007 pet food recall. We estimate that this event negatively impacted year-over-year growth in laboratory diagnostic and consulting services revenue for the year ended December 31, 2008 by approximately 1%.
The increase in sales of practice information management systems and digital radiography resulted primarily from higher sales volumes of companion animal radiography systems, partly offset by lower sales of equine radiography systems, lower average unit prices for companion animal radiography systems, and lower sales of Cornerstone® practice information management systems.
Revenue from the sales of pharmaceutical products was unchanged as the higher average unit sales price of PZI VET®, our insulin product for the treatment of diabetic cats, was offset by lower sales volumes of Acarexx® and SURPASS® pharmaceutical products. As previously discussed, in a series of transactions in the fourth quarter of 2008, we sold a substantial portion of our pharmaceutical assets and product lines. We retained certain intellectual property and licenses for developed products as well as certain less significant product lines, which were reassigned to other business units. See Note 19 to the consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K.
Water. The increase in Water revenue resulted primarily from higher sales volume, partly offset by lower average unit sales prices due to higher relative sales in geographies where products are sold at lower average unit sales prices. Higher sales volumes were attributable to the increased sales of our Colilert® products, used to detect total coliforms and E. coli in water, and the commencement in September 2007 of distribution of certain water testing kits manufactured by Life Technologies Corporation, which increased reported Water revenue growth by 5%.
Production Animal Segment. The increase in PAS revenue resulted from increased sales volume, partly offset by lower average unit sales prices. The increase in volume resulted primarily from higher livestock diagnostics sales, including sales attributable to Institut Pourquier, a France-based manufacturer of production animal diagnostic products that we acquired in March 2007. The year-over-year growth in sales of Pourquier products contributed 3% to PAS revenue growth. The decrease in average unit sales prices was due primarily to a reduction in average price for our post-mortem test for BSE.

Other. The increase in Other revenue was due primarily to higher sales volume of our OPTI Medical consumable products and, to a lesser extent, higher sales volume of Dairy SNAP® antibiotic residue tests.
Gross Profit
Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Years Ended December 31,
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

Companion Animal Group. Gross profit for CAG increased due to increased sales volume in all CAG product and service lines, except the pharmaceutical business, and to an increase in the gross profit percentage to 49% from 48%. The gross profit percentage in 2007 was unfavorably impacted by the write-off of pharmaceutical inventory and of a prepaid royalty related to our Navigator® product, as discussed below, which favorably impacted the comparison of current year gross profit percentage to prior year gross profit percentage by 1%. The increase in the 2008 gross profit percentage was also due to the favorable impact of foreign currency rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expenses; lower cost of slides that are sold for use in our chemistry analyzers; and higher average unit sales prices on canine combination test products. These favorable items were partly offset by higher relative sales of lower margin laboratory diagnostic and consulting services and IDEXX VetLab® instruments, and also by higher manufacturing costs of our instruments, including our Catalyst Dx® Chemistry Analyzer.
During 2007, we recognized a write-down of raw material inventory of nitazoxanide (“NTZ”), the active ingredient associated with our Navigator® product, of $9.1 million and a write-off of a prepaid royalty license of $1.0 million associated with Navigator® paste. We wrote down these assets because the third-party contract manufacturer of finished goods notified us that it would discontinue manufacturing the product in 2009. Additionally, product sales were lower than projected. We believed that we would not be able to enter into a replacement manufacturing arrangement on economically feasible terms and that we would not be able to obtain the product after termination of the existing manufacturing arrangement because the estimated production volume was low. Accordingly, we evaluated our associated inventory for obsolescence based on our changed estimates of product availability and estimated future demand and market conditions. Additionally, because of lower sales volume estimates and the reduced product life, we determined that we would not realize our related investment in prepaid royalties and, therefore, fully expensed this asset. In the fourth quarter of 2008, we cancelled our supply agreement for NTZ and sold our remaining raw material inventory back to the supplier for $2.0 million, payable in monthly installments of $25,000 through December 2010 with the remaining balance then due. We will recognize these payments in our results of operations when they are received due to uncertain collectibility.
Water. Gross profit for Water increased due primarily to increased sales volume. Gross profit percentage remained approximately constant at 63% as lower overall costs of manufacturing and the favorable impact of foreign currency rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expense, were offset by the impact of greater relative sales of lower margin products, consisting primarily of water testing kits manufactured by Life Technologies Corporation that we began distributing in September 2007; discrete costs incurred as a result of discontinuing a project to qualify a second source supplier for certain products; and higher relative sales in geographies where products are sold at lower unit prices.

Production Animal Segment. Gross profit for PAS increased due to increased sales volume and to an increase in the gross profit percentage to 68% from 62%. The increase in the gross profit percentage was due primarily to the impact of foreign currency exchange rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expenses and, to a lesser extent, higher relative sales of higher margin livestock diagnostic tests; the impact of revenue recognized in 2008 on shipments prior to January 1, 2008 to a customer for which we recognize revenue on the cash basis of accounting due to uncertain collectibility; and the favorable settlement of a royalty liability. The gross profit percentage in 2007 was negatively affected by 1% as a result of purchase accounting for inventory acquired with the Pourquier business. These favorable impacts were partly offset by the impact of lower average unit sales prices.
Other. Gross profit for Other increased due primarily to increased sales volume and to an increase in the gross profit percentage to 44% from 41%. The increase in the gross profit percentage was due primarily to the impact of foreign currency exchange rates on sales denominated in those currencies, inclusive of foreign exchange hedge contract gains and foreign currency denominated expenses. The gross profit percentage in 2008 also improved due to an initial payment under a royalty-bearing license agreement related to certain intellectual property. Under this agreement, we received an initial payment and are entitled to receive a total of $3.3 million in future milestone payments in addition to royalties based on future product sales. Milestone payments will be included in our results of operations upon achievement of each of the milestones. These favorable impacts were partly offset by higher relative sales of lower margin products.
Operating Expenses and Operating Income
Total Company. The following tables present operating expenses and operating income by operating segment:

For the Years Ended December 31,
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

For the Years Ended December 31,
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
The decrease in research and development expense resulted primarily from a decrease in product development spending due to the completion of the development of our Catalyst Dx® chemistry analyzer, and our quantitative immunoassay platform, SNAPshot Dx®, both of which we began shipping to customers in the first quarter of 2008, and to lower external consulting costs related to our pharmaceuticals product line. These decreases were largely offset by higher personnel costs to support development initiatives related primarily to IDEXX VetLab® instrumentation, rapid assay and digital radiography products.
Water. The following table presents Water expenses by functional area:

For the Years Ended December 31,
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

For the Years Ended December 31,
Operating Expenses		Percent of		Percent of	Dollar	Percentage
(dollars in thousands)	2008	Revenue	2007	Revenue	Change	Change

Sales and marketing	$12,982	16.1%	$12,234	16.3%	$748	6.1%
General and administrative	12,416	15.4%	11,347	15.1%	1,069	9.4%
Research and development	7,847	9.7%	7,691	10.2%	156	2.0%

Total operating expenses	$33,245	41.2%	$31,272	41.6%	$1,973	6.3%

The increase in sales and marketing expense resulted primarily from the impact of exchange rates on foreign currency denominated expenses and, to a lesser extent, increased personnel and personnel-related costs and incremental activities associated with the Pourquier business, which was acquired in March 2007. These unfavorable impacts were partly offset by costs incurred in 2007 associated with terminating a distribution agreement, which favorably impacted the comparison of current year sales and marketing expense to the prior year, and by increased recruiting costs associated with the increase in headcount. The increase in general and administrative expense resulted primarily from increased personnel costs, the impact of exchange rates on foreign currency denominated expenses and incremental costs associated with the acquisition of the Pourquier business, which are comprised mainly of administrative expenses of a recurring nature to support the acquired business and amortization expense for intangible assets. These increases were partly offset by lower overall spending on corporate support function expenses. The increase in research and development expense resulted primarily from increased headcount and the impact of exchange rates on foreign currency denominated expenses, partly offset by a decrease in spending on research and development supplies and on third-party consulting firms used to conduct research.
Other. Operating expenses for Other increased $2.1 million to $13.6 million for the year ended December 31, 2008 due primarily to higher spending on corporate support function expenses, increased personnel costs, partly due to increased headcount, and to incremental expenses related to OPTI Medical, which was acquired in January 2007. These increases were partly offset by a reduction in deferred compensation liability related to a deferred compensation plan assumed in the OPTI Medical acquisition. The deferred compensation liability is determined based on the value of the investments in an underlying consolidated trust. The unrealized loss on the marketable securities in the trust is recorded through other comprehensive income.
Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $4.3 million to $12.2 million for the year ended December 31, 2008 due primarily to increased corporate research and development spending on software and systems research and development related to integration of our veterinary product and service offerings. To a lesser extent, the increase in operating expenses was also attributable to the sale of our Acarexx® and SURPASS® pharmaceutical products and a product that was under development, and the subsequent restructuring of the remaining pharmaceutical division. We recognized a loss on the transaction and restructuring of approximately $1.5 million, of which $1.1 million was recorded in general and administrative expense, $0.3 million was recorded in sales and marketing expense and $0.1 million was recorded in research and development expense in 2008.
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
RECENT ACCOUNTING PRONOUNCEMENTS
A discussion of recent accounting pronouncements is included in Note 3 to the consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K.
In September 2009, authoritative literature was issued that modifies the revenue recognition guidance for establishing separate units of accounting and additionally, how to recognize revenue for the sale of tangible products that contain software that is more than incidental to the functionality of the product as a whole. The revised guidance becomes effective on January 1, 2011; however, may be early adopted as of the beginning of the 2009 fiscal year. We have made the election to adopt these changes as of January 1, 2010. Adoption of the revisions to the authoritative guidance will not have a significant impact on our financial position, results of operations, or cash flows.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our unsecured short-term revolving credit facility (“Credit Facility”). At December 31, 2009 and December 31, 2008, we had $106.7 million and $78.9 million, respectively, of cash and cash equivalents, and working capital of $120.0 million and $60.6 million, respectively. Additionally, at December 31, 2009, we had remaining borrowing availability under our Credit Facility of $80.2 million. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our Credit Facility will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months. We further believe that we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. However, based on the current credit market, we believe that the interest rates, financial covenants and other terms of such borrowings would be less favorable than those applicable to our current Credit Facility and those which otherwise would have been available historically.
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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009	2008

Days sales outstanding	38.9	41.2	40.2	43.8	41.9
Inventory turns	2.2	1.8	1.8	1.6	2.0
Sources and Uses of Cash
The following table presents cash provided (used):

	For the Years Ended December 31,
(dollars in thousands)	2009	2008	Dollar Change

Net cash provided by operating activities	$174,952	$143,308	$31,644
Net cash used by investing activities	(53,621)	(91,595)	37,974
Net cash used by financing activities	(95,295)	(30,790)	(64,505)
Net effect of changes in exchange rates on cash	1,824	(2,415)	4,239

Net increase in cash and cash equivalents	$27,860	$18,508	$9,352

Operating Activities. Cash provided by operating activities was $175.0 million for the year ended December 31, 2009, compared to $143.3 million for the same period in 2008. We historically have experienced proportionally lower or net negative cash flows from operating activities during the first quarter and proportionally higher or net positive cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:
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
The total of net income and net non-cash charges was $185.3 million for the year ended December 31, 2009, compared to $176.8 million for the same period in 2008. During the year ended December 31, 2009, cash decreased by $10.3 million due to changes in operating assets and liabilities, compared to a decrease in the same period of 2008 of $33.5 million, resulting in a year-to-year increase in cash of $23.2 million.

The following table presents cash flows from changes in operating assets and liabilities:

	For the Years Ended December 31,
(dollars in thousands)	2009	2008	Dollar Change

Accounts receivable	$(1,155)	$(10,266)	$9,111
Inventories	6,223	(18,468)	24,691
Other assets	(7,842)	(3,902)	(3,940)
Accounts payable	(9,156)	(4,327)	(4,829)
Accrued liabilities	705	4,257	(3,552)
Deferred revenue	925	(805)	1,730

Decrease in cash due to changes in operating assets and liabilities	$(10,300)	$(33,511)	$23,211

During the year ended December 31, 2009, we realized cash related to investments made during 2008 in inventories and accounts receivable. At December 31, 2008, higher inventory balances, as compared to balances at December 31, 2007, related primarily to Catalyst Dx® analyzers, digital radiography instruments and Lasercyte® hematology analyzers. In 2009, higher sales of Catalyst Dx® analyzers and other products, combined with specific efforts to manage growth in inventory of all of our products favorably impacted the change in our cash position. This favorable impact was partly offset by the impact of a large reduction of slides inventory from 2007 to 2008, as compared to an increase in slides inventory balances from 2008 to 2009. The favorable impact on our cash position due to changes in accounts receivable was driven by improved collection of cash from customers coupled with growth in sales. However, sales growth in 2009 was at a slower rate than experienced in 2008. The slowing of sales growth and improved collections caused the use of cash related to accounts receivable to be lower during the year ended December 31, 2009, as compared to the same period of the prior year. These increases in cash were partly offset by additional cash used by accounts payable, due to timing of payment for slide inventory, and accrued expenses related to the timing of payments of royalties and employee benefits during the year ended December 31, 2009 as compared to the same period of the prior year.
Investing Activities. Cash used by investing activities was $53.6 million for the year ended December 31, 2009, compared to cash used of $91.6 million for the same period of 2008. The decrease in cash used by investing activities for 2009, compared to 2008, was due primarily to $39.8 million less cash used for purchases of property and equipment. The decrease in purchases of property and equipment was attributable primarily to a reduction in spending of $26.4 million for the renovation and expansion of our headquarters facility in Westbrook, Maine, which we expect to conclude in the second quarter of 2011. We paid $49.4 million to purchase fixed assets during the year ended December 31, 2009. Our total capital expenditure plan for 2010 is approximately $45 million, which includes approximately $12 million for the continued renovation and expansion of our Westbrook facility, approximately $10 million related to information technology hardware and software, and the remainder related to investments in machinery and equipment.
We paid $8.4 million in cash to acquire businesses and certain intangible assets not comprising businesses during the year ended December 31, 2009. We paid $6.8 million in cash to acquire a business and, under separate transactions, to acquire certain intangible assets that did not comprise businesses during the year ended December 31, 2008 and recognized liabilities of $0.3 million, of which $0.1 million was paid in 2008. See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our acquisitions of businesses.
Financing Activities. At December 31, 2009, we had $118.8 million outstanding under our Credit Facility, of which $4.8 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. The applicable interest rates on the Credit Facility generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”), dependent on our consolidated leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our consolidated leverage ratio, on any unused commitment. The Credit Facility agreement contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the debt holder of such an event. The Credit Facility agreement also contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At December 31, 2009, we were in compliance with the covenants of the Credit Facility.

Our board of directors has authorized the repurchase of up to 44,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to December 31, 2009, we repurchased 37,706,000 shares. Cash used to repurchase shares during the year ended December 31, 2009 and 2008 was $83.1 million and $132.3 million, respectively. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 16 to the condensed consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.
Other Commitments, Contingencies and Guarantees
Under our workers’ compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident and an aggregate claim liability based on payroll for each year. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized expenses of $0.8 million, $0.9 million, and $0.3 million for claims incurred during the years ended December 31, 2009, 2008 and 2007, respectively. Claims incurred during the years ended December 31, 2009 and 2008 are relatively undeveloped and significant additional healthcare and wage indemnification costs could arise from those claims. Our liability for claims incurred during the years ended December 31, 2009 and 2008 could exceed our estimates and we could be liable for up to $1.9 million and $2.0 million, respectively, in excess of the expense we have recognized. For the five years ended on or prior to December 31, 2007, based on our retained claim liability per incident and our aggregate claim liability, our maximum liability at December 31, 2009 is $0.8 million in excess of the amounts deemed probable and previously recognized. In connection with these policies, we have outstanding letters of credit totaling $1.9 million to the insurance companies as security for these claims.
We have commitments outstanding at December 31, 2009 for additional purchase price payments of up to $7.7 million, of which $0.2 million has been accrued, in connection with acquisitions of businesses and intangible assets during the current and prior periods, all of which are contingent on the achievement by certain acquired businesses of specified milestones.
We are contractually obligated to make the following payments in the years below:

(in thousands)	Total	2010	2011–2012	2013–2014	After 2014

Long-term debt obligations (1)	$5,817	$1,091	$2,181	$2,181	$364
Operating leases	66,440	13,697	21,813	13,818	17,112
Purchase obligations (2)	64,143	61,771	2,372	—	—
Minimum royalty payments	6,900	666	1,634	1,670	2,930
Other long-term liabilities (3)	4,503	1,124	1,575	990	814

Total contractual cash obligations	$147,803	$78,349	$29,575	$18,659	$21,220

(1)	Long-term debt amounts include interest payments associated with long-term debt.

(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchase transactions. Of this amount, $53.3 million represents amounts committed under purchase orders and $4.6 million represents our minimum purchase obligation under our VetTest® supply agreement with Ortho.

(3)	Other long-term liabilities are liabilities that are reflected on our consolidated balance sheet in this Annual Report on Form 10-K and include accrued sabbatical leave. These liabilities do not reflect unrecognized tax benefits of $5.4 million and deferred compensation liabilities of $1.9 million as the timing of recognition is uncertain. Refer to Note 10 of the consolidated financial statements for the year ended December 31, 2009 included in this Annual Report on Form 10-K for additional discussion on unrecognized tax benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Our financial market risk consists primarily of foreign currency exchange risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations are in the U.S., but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany sales of products and we attempt to mitigate this risk through our hedging program described below. For the year ended December 31, 2009, approximately 24% of our revenues were derived from products manufactured in the U.S. and sold internationally in local currencies. The functional currency of most of our subsidiaries is their local currency. For one of our subsidiaries located in the Netherlands, the functional currency is the U.S. dollar.
The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Market gains and losses are deferred in other current or long-term assets or accruals, as appropriate, until the contract matures, which is the period when the related obligation is settled. We primarily utilize forward exchange contracts with durations of less than 24 months.
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
Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2009. We enter into forward currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of operations. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year that are in excess of amounts previously hedged. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.
We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk. The notional amount of foreign currency contracts to hedge forecasted intercompany sales outstanding at December 31, 2009 and 2008 was $116.9 million and $97.7 million, respectively. At December 31, 2009, we had $2.9 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $1.3 million in taxes.
Our foreign currency exchange risk at December 31, 2009 consisted of local currency revenues and expenses, the impact of hedge contracts and balances denominated in a currency other than the Company’s or our subsidiaries’ functional currencies. A 10% strengthening of the U.S. dollar relative to foreign currencies, including the impact of hedge contracts currently in place, would reduce operating income by approximately $7.9 million in 2010. A 10% weakening of the U.S. dollar relative to foreign currencies would have the exact opposite impact of a 10% strengthening of the U.S. dollar relative to foreign currencies.
We are subject to interest rate risk based on the terms of our Credit Facility to the extent that the LIBOR or the CDOR increases. Borrowings under our Credit Facility bear interest in the range from 0.375 to 0.875 percentage points above the LIBOR or the CDOR, dependent on our consolidated leverage ratio, and the interest period terms for the outstanding borrowings, which range from one to six months. As discussed below, we have entered into forward fixed interest rate swaps to mitigate interest rate risk in future periods commencing March 31, 2010. Borrowings outstanding at December 31, 2009 were $118.8 million at a weighted-average interest rate of 0.8%. Based on amounts outstanding at December 31, 2009, an increase in the LIBOR or the CDOR of 1% until March 31, 2010 would increase interest expense by approximately $1.2 million on an annualized basis. Subsequent to March 31, 2010, our forward fixed interest rate swaps commence and based on amounts outstanding at December 31, 2009, an increase in LIBOR or the CDOR of 1% would decrease interest expense by approximately $0.4 million on an annualized basis.

In March 2009, we entered into two forward fixed interest rate swap agreements for an aggregate notional amount of $80 million to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Under these agreements, we will effectively fix our interest exposure on $80 million of our outstanding borrowings for the period commencing March 31, 2010, through March 30, 2012 by converting our variable interest rate payments to fixed interest rate payments at 2% plus the Credit Spread. The critical terms of the fixed interest rate swap agreements match the critical terms of the underlying borrowings, including notional amounts, underlying market indices, interest rate reset dates and maturity dates. Accordingly, we have designated these swaps as qualifying instruments to be accounted for as cash flow hedges. See Note 15 to the condensed consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our derivative instruments and hedging activities.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2009, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.
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
We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we conclude that, at December 31, 2009, our internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting at December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Certifications
The certifications with respect to disclosure controls and procedures and internal control over financial reporting of the Company’s chief executive officer and chief financial officer are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to Directors and Section 16(a) compliance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement with respect to its 2010 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report. For information required by this Item regarding Executive Officers with respect to Item 401 of Regulation S-K, see the section titled “Executive Officers of the Company” under “Part I.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation and Related Information,” “Corporate Governance – Director Compensation and Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Company’s definitive proxy statement with respect to its 2010 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item with respect to Item 201(d) of Regulation S-K has been included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” under “Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Ownership of Common Stock by Directors and Officers” and “Ownership of More Than Five Percent of Our Common Stock” in the Company’s definitive proxy statement with respect to its 2010 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Party Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive proxy statement with respect to its 2010 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Auditors’ Fees” in the Company’s definitive proxy statement with respect to its 2010 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Form 10-K:

(a) (1) and (a) (2)	The financial statements set forth in the Index to Consolidated Financial Statements and the Consolidated Financial Statement Schedule are filed as a part of this Annual Report on Form 10-K commencing on page F-1.

(a)(3) and (c)	The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K and either filed herewith or incorporated by reference herein, as applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEXX LABORATORIES, INC.
Date: February 19, 2010	By:	/s/ Jonathan W. Ayers
Jonathan W. Ayers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan W. Ayers Jonathan W. Ayers	President, Chief Executive Officer and Chairman of the Board of Directors	February 19, 2010

/s/ Merilee Raines Merilee Raines	Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 19, 2010

/s/ Thomas Craig Thomas Craig	Director	February 19, 2010

/s/ William T. End William T. End	Director	February 19, 2010

/s/ Rebecca M. Henderson, PhD Rebecca M. Henderson, PhD	Director	February 19, 2010

/s/ Barry C. Johnson, PhD Barry C. Johnson, PhD	Director	February 19, 2010

/s/ Brian P. McKeon Brian P. McKeon	Director	February 19, 2010

/s/ Robert J. Murray Robert J. Murray	Director	February 19, 2010

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 19, 2010

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$106,728	$78,868
Accounts receivable, net of reserves of $2,331 in 2009 and $2,093 in 2008	115,107	111,498
Inventories, net	110,425	115,926
Deferred income tax assets	25,188	21,477
Other current assets	18,890	28,121

Total current assets	376,338	355,890
Long-Term Assets:
Property and equipment, net	199,946	189,646
Goodwill and other intangible assets, net	212,612	207,095
Other long-term assets, net	19,631	12,806

Total long-term assets	432,189	409,547

TOTAL ASSETS	$808,527	$765,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, principally trade accounts	$19,133	$28,006
Accrued expenses	33,094	32,857
Accrued employee compensation and related expenses	44,497	43,252
Accrued taxes	9,980	13,324
Accrued customer programs	17,388	15,183
Line of credit	118,790	150,620
Current portion of long-term debt	813	765
Current portion of deferred revenue	12,610	11,285

Total current liabilities	256,305	295,292
Long-Term Liabilities:
Deferred income tax liabilities	18,283	11,933
Long-term debt, net of current portion	4,281	5,094
Long-term deferred revenue, net of current portion	3,813	3,787
Other long-term liabilities	11,266	11,137

Total long-term liabilities	37,643	31,951

Total liabilities	293,948	327,243

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 96,334 and 95,387 shares in 2009 and 2008, respectively	9,633	9,539
Additional paid-in capital	580,797	547,692
Deferred stock units: Outstanding: 117 and 102 units in 2009 and 2008, respectively	4,301	3,647
Retained earnings	824,256	702,031
Accumulated other comprehensive income	10,341	5,675
Treasury stock, at cost: 38,118 and 36,164 shares in 2009 and 2008, respectively	(914,759)	(830,390)

Total IDEXX Laboratories’ stockholders’ equity	514,569	438,194
Noncontrolling interest	10	—

Total stockholders’ equity	514,579	438,194

TOTAL LIABILITIES AND EQUITY	$808,527	$765,437

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007

Revenue:
Product revenue	$687,010	$693,320	$632,186
Service revenue	344,623	330,710	290,369

Total revenue	1,031,633	1,024,030	922,555
Cost of revenue:
Cost of product revenue	281,043	270,163	260,296
Cost of service revenue	224,309	224,101	198,737

Total cost of revenue	505,352	494,264	459,033

Gross profit	526,281	529,766	463,522
Expenses:
Sales and marketing	167,748	169,956	151,882
General and administrative	117,440	116,681	108,119
Research and development	65,124	70,673	67,338

Income from operations	175,969	172,456	136,183
Interest expense	(1,916)	(4,589)	(4,179)
Interest income	486	2,320	2,839

Income before provisions for income taxes	174,539	170,187	134,843
Provision for income taxes	52,304	54,018	40,829

Net income	122,235	116,169	94,014
Less: Net income attributable to noncontrolling interest	10	—	—

Net income attributable to IDEXX Laboratories’ stockholders	122,225	116,169	94,014

Earnings per share:
Basic	$2.08	$1.94	$1.53

Diluted	$2.01	$1.87	$1.46

Weighted average shares outstanding:
Basic	58,809	59,953	61,560

Diluted	60,682	62,249	64,455

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

						Accumulated		Total IDEXX
	Common Stock		Additional			Other		Laboratories’		Total
	Number of	$0.10	Paid-in	Deferred	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Par Value	Capital	Stock Units	Earnings	Income	Stock	Equity	Interest	Equity
Balance January 1, 2007	93,242	$9,324	$475,331	$1,852	$490,614	$10,566	$(577,826)	$409,861	$—	$409,861

Cumulative effect of change in accounting principle	—	—	(260)	—	1,234	—	—	974	—	974
Comprehensive income (loss):
Net income	—	—	—	—	94,014	—	—	94,014	—	94,014
Unrealized loss on investments, net of tax of $107	—	—	—	—	—	(182)	—	(182)	—	(182)
Unrealized gain on foreign currency forward contracts, net of tax of $7	—	—	—	—	—	19	—	19	—	19
Translation adjustment	—	—	—	—	—	12,302	—	12,302	—	12,302

Total comprehensive income	—	—	—	—	—	—	—	106,153	—	106,153
Purchase of treasury stock	—	—	—	—	—	—	(118,842)	(118,842)	—	(118,842)
Common stock issued under employee stock option and purchase plans, including excess tax benefit	1,231	123	31,112	—	—	—	—	31,235	—	31,235
Common stock issued under employee restricted and deferred stock plans	31	3	29	(32)	—	—	—	—	—	—
Issuance of deferred stock units	—	—	—	381	—	—	—	381	—	381
Vesting of deferred stock units	—	—	(519)	519	—	—	—	—	—	—
Share-based compensation cost recognized	—	—	8,561	—	—	—	—	8,561	—	8,561

Balance December 31, 2007	94,504	9,450	514,254	2,720	585,862	22,705	(696,668)	438,323	—	438,323

Comprehensive income (loss):
Net income	—	—	—	—	116,169	—	—	116,169	—	116,169
Unrealized loss on investments, net of tax of $275	—	—	—	—	—	(469)	—	(469)	—	(469)
Unrealized gain on foreign currency forward contracts, net of tax of $3,647	—	—	—	—	—	8,118	—	8,118	—	8,118
Translation adjustment	—	—	—	—	—	(24,679)	—	(24,679)	—	(24,679)

Total comprehensive income								99,139	—	99,139
Purchase of treasury stock	—	—	—	—	—	—	(133,722)	(133,722)	—	(133,722)
Common stock issued under employee stock option and purchase plans, including excess tax benefit	808	81	23,229	—	—	—	—	23,310	—	23,310
Common stock issued under employee restricted and deferred stock plans	75	8	428	(38)	—	—	—	398	—	398
Issuance of deferred stock units	—	—	—	515	—	—	—	515	—	515
Vesting of deferred stock units	—	—	(450)	450	—	—	—	—	—	—
Share-based compensation cost recognized	—	—	10,231	—	—	—	—	10,231	—	10,231

Balance December 31, 2008	95,387	$9,539	$547,692	$3,647	$702,031	$5,675	$(830,390)	$438,194	$—	$438,194
The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

						Accumulated		Total IDEXX
	Common Stock		Additional			Other		Laboratories’		Total
	Number of	$0.10	Paid-in	Deferred	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Par Value	Capital	Stock Units	Earnings	Income	Stock	Equity	Interest	Equity
Balance December 31, 2008	95,387	$9,539	$547,692	$3,647	$702,031	$5,675	$(830,390)	$438,194	$—	$438,194

Comprehensive income (loss):
Net income	—	—	—	—	122,225	—	—	122,225	10	122,235
Unrealized gain on investments, net of tax of $224	—	—	—	—	—	401	—	401	—	401
Unrealized loss on foreign currency forward contracts, net of tax of $4,387	—	—	—	—	—	(9,730)	—	(9,730)	—	(9,730)
Unrealized loss on interest rate swap agreements, net of tax of $220	—	—	—	—	—	(375)	—	(375)	—	(375)
Translation adjustment	—	—	—	—	—	14,370	—	14,370	—	14,370

Total comprehensive income								126,891	10	126,901
Purchase of treasury stock	—	—	—	—	—	—	(84,369)	(84,369)	—	(84,369)
Common stock issued under employee stock option and purchase plans, including excess tax benefit	843	84	22,335	—	—	—	—	22,419	—	22,419
Common stock issued under employee restricted and deferred stock plans	104	10	(335)	(34)	—	—	—	(359)	—	(359)
Issuance of deferred stock units	—	—	—	418	—	—	—	418	—	418
Vesting of deferred stock units	—	—	(270)	270	—	—	—	—	—	—
Share-based compensation cost recognized	—	—	11,375	—	—	—	—	11,375	—	11,375

Balance December 31, 2009	96,334	$9,633	$580,797	$4,301	$824,256	$10,341	$(914,759)	$514,569	$10	$514,579

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2009	2008	2007

Cash Flows from Operating Activities:
Net income	$122,235	$116,169	$94,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,773	47,984	40,958
Loss on disposal of property and equipment	2,474	835	142
Increase (decrease) in deferred compensation liability	484	(726)	(166)
(Gain) loss on disposition of pharmaceutical product lines and related restructuring	(2,000)	1,479	—
Write-down of equine digital radiography intangible assets	1,511	—	—
Write-down of marketable securities	150	—	—
Navigator® inventory write-down and royalty license impairment	—	—	10,138
Provision for uncollectible accounts	926	1,180	614
Provision for (benefit of) deferred income taxes	3,270	5,634	(9,075)
Share-based compensation expense	11,623	10,501	8,776
Tax benefit from exercises of stock options and vesting of restricted stock units	(5,194)	(6,237)	(9,267)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,155)	(10,266)	(25,535)
Inventories	6,223	(18,468)	(5,230)
Other assets	(7,842)	(3,902)	(8,102)
Accounts payable	(9,156)	(4,327)	5,851
Accrued liabilities	705	4,257	31,469
Deferred revenue	925	(805)	537

Net cash provided by operating activities	174,952	143,308	135,124
Cash Flows from Investing Activities:
Sales and maturities of short- and long-term investments	—	—	35,000
Purchases of property and equipment	(49,418)	(89,237)	(65,138)
Proceeds from disposition of pharmaceutical product lines	3,377	7,025	—
Proceeds from sale of property and equipment	2,079	—	—
Acquisitions of equipment leased to customers	(1,245)	(734)	(1,106)
Acquisitions of intangible assets and businesses, net of cash acquired	(8,414)	(8,649)	(89,884)

Net cash used by investing activities	(53,621)	(91,595)	(121,128)
Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facilities, net	(32,830)	79,550	72,389
Payment of other notes payable	(926)	(595)	(2,397)
Purchases of treasury stock	(83,099)	(132,342)	(118,387)
Proceeds from exercises of stock options and employee stock purchase plans	16,366	16,360	20,941
Tax benefit from exercises of stock options and vesting of restricted stock units	5,194	6,237	9,267

Net cash used by financing activities	(95,295)	(30,790)	(18,187)
Net effect of changes in exchange rates on cash	1,824	(2,415)	2,885

Net increase (decrease) in cash and cash equivalents	27,860	18,508	(1,306)
Cash and cash equivalents at beginning of period	78,868	60,360	61,666

Cash and cash equivalents at end of period	$106,728	$78,868	$60,360

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,773	$5,076	$4,412

Income taxes paid	$45,731	$49,547	$36,662

Supplemental Disclosure of Non-Cash Information:
Market value of common shares received from employees in connection with share-based compensation – see Note 16	$1,270	$1,380	$455

Consideration payable for acquisitions	$—	$—	$697

Note receivable on disposition of pharmaceutical product lines	$—	$1,377	$—

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. NATURE OF BUSINESS
We develop, manufacture and distribute products and provide services primarily for the veterinary and the production animal, water testing and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our products and services are sold worldwide. During 2009, we operated primarily through three business segments: diagnostic and information technology products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”), and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller operating segments that comprise products for dairy quality (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about the Dairy and OPTI Medical operating segments and other licensing arrangements are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 13 for additional information regarding our reportable operating segments, products and services, and geographical areas.
NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries, and all other variable interest entities in which we have an interest and are determined to be the primary beneficiary. All material intercompany transactions and balances have been eliminated in consolidation.
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
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Estimates
The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate these estimates, including those related to bad debts; goodwill and other intangible assets; income taxes; inventory; investments; revenue recognition, product returns, and multiple element arrangements; share-based compensation; warranty reserves; and contingencies. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

(b) Inventories
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. We write down inventory for estimated obsolescence when warranted based on estimates of future demand, market conditions, remaining shelf life, or product functionality. If actual market conditions or results of estimated functionality are less favorable than those we estimated, additional inventory write-downs may be required, which would have a negative effect on results of operations.
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

Asset Classification	Estimated Useful Life

Land improvements	15 years
Buildings and improvements	15–40 years
Leasehold improvements	Shorter of life of lease or useful life
Machinery and equipment	3–7 years
Office furniture and equipment	3–7 years
Computer hardware and software	3–7 years
Instruments placed with customers who are required to purchase a certain minimum volume of consumables to receive title to the instrument are capitalized and depreciated over the shorter of the useful life of the instrument or the minimum volume commitment period.
We capitalize interest on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. In 2007, we began the renovation and expansion of our primary facility in Westbrook, Maine. During the years ended December 31, 2009, 2008 and 2007, we capitalized interest expense of $0.2 million, $1.0 million and $0.3 million, respectively, of which $0.1 million, $0.8 million and $0.2 million, respectively, related to the Westbrook renovation and expansion project.
We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll, direct fringe benefits and external direct project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and relate primarily to data conversion, the determination of performance requirements and training. During the years ended December 31, 2009 and 2008, we capitalized $11.0 million and $7.3 million, respectively, in costs related to computer software developed for internal use.
(d) Goodwill and Other Intangible Assets
A significant portion of the purchase price for acquired businesses is assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a market value is not readily available, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When material, we utilize independent valuation experts to advise and assist us in allocating the purchase prices for acquired businesses to the fair values of the identified intangible assets and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair values of acquired net assets, including intangible assets.

We provide for amortization using the straight-line and accelerated methods by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Patents	7–15 years
Other product rights	5–15 years
Customer-related intangible assets	7–15 years
Other, primarily noncompete agreements	3–9 years
We assess goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate an impairment may exist. For impairment testing, the fair values of the reporting units that include goodwill are estimated using an income approach by developing discounted cash flow models. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. No goodwill impairments were identified as a result of the annual or event-driven reviews during the years ended December 31, 2009, 2008 or 2007.
We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the assets and compare that value to the carrying value of the assets. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. See Note 8 for further information.
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
Following is a summary of changes in accrued warranty reserve for products sold to customers for the years ended December 31, 2009 and 2008 (in thousands):

	For the Years Ended December 31,
	2009	2008

Balance, beginning of year	$2,837	$1,667
Provision for warranty expense	4,407	3,500
Change in estimate, balance beginning of year	(820)	(356)
Settlement of warranty liability	(3,338)	(1,974)

Balance, end of year	$3,086	$2,837

(f) Income Taxes
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

We use a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes.
Significant judgment is required in determining our worldwide provision for income taxes and our income tax filings are regularly under audit by tax authorities. Any audit result differing from amounts recorded would increase or decrease income in the period that we determine such adjustment is likely. Interest expense and penalties associated with the underpayment of income taxes are included in income tax expense. See Note 10 for additional information regarding income taxes.
(g) Sales and Value Added Taxes
We calculate, collect from our customers, and remit to governmental authorities sales, value added and excise taxes assessed by governmental authorities in connection with revenue-producing transactions with our customers. We report these taxes on a net basis and do not include these tax amounts in revenue or cost of revenue.
(h) Revenue Recognition
We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:
•	We recognize revenue at the time of shipment to U.S. distributors for substantially all products sold through distributors as title and risk of loss pass to these customers on delivery to the common carrier. Our distributors do not have the right to return products. We recognize revenue for the remainder of our customers when the product is delivered to the customer except as noted below.
•	We recognize revenue from the sales of instruments, noncancelable software licenses and hardware systems upon installation (and completion of training if applicable) and the customer’s acceptance of the instrument or system because at this time we have no significant further obligations.
•	We recognize service revenue at the time the service is performed.
•	We recognize revenue associated with extended maintenance agreements (“EMA”) over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.
•	We recognize revenue on certain instrument systems under rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.
•	We recognize revenue on certain instruments and practice information management systems sales, where the product includes software that is considered more than incidental to the utility and value of the product, either by allocating the revenue to each element of the sale based on relative fair values of the elements including post-contract support when fair value for all elements is available or by use of the residual method when only the fair value of the post-contract support is available. We recognize revenue for the instrument or system on installation and customer acceptance and recognize revenue equal to the fair value of the post-contract support over the support period.
•	Shipping costs reimbursed by the customer are included in revenue.
Multiple element arrangements. When multiple products and/or services are sold together, we generally allocate the total consideration received amongst the elements based on their relative fair values, which is determined by amounts charged separately for the delivered and undelivered elements to other customers. When there is objective and reliable evidence of the fair value of the undelivered elements but no such evidence for the delivered elements, the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. The delivered elements are recognized as revenue when appropriate under the policies described above. If there is not sufficient evidence of the fair value of the undelivered elements, no revenue is allocated to the delivered elements and the total consideration received is deferred until delivery of those elements for which objective and reliable evidence of the fair value is not available. We separately price EMA’s sold to customers. When an EMA is sold as a component of a multi-product sale, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement.

Customer programs. We record estimated reductions to revenue in connection with customer marketing programs and incentive offerings that may give customers rebates or award points, or provide other incentives. Award points granted under our IDEXX Points customer programs may be applied to trade receivables owed to us and/or toward future purchases of our products or services. We establish accruals for estimated revenue reductions attributable to customer programs and incentive offerings for each program. Revenue reductions are recorded quarterly based on issuance of credits, points earned but not yet issued, and estimates of credits and points to be earned in the future based on current revenue. As points are redeemed we recognize the benefit of points expected to expire, or breakage, using historical forfeiture rates. On November 30 of each year, unused points granted before January 1 of the prior year expire and any variance from the breakage estimate is accounted for as a change in estimate.
Within our overall IDEXX Points program, our two most significant customer programs are Practice Developer® and SNAP® up the Savings™ (“SUTS”), both of which are offered only to North American customers. Our Practice Developer® program is a CAG awards program that permits customers to earn points by purchasing quarterly minimums in certain product and service categories, including IDEXX Reference Laboratories services, Catalyst Dx® and VetTest® slides, VetTest® SNAP® Reader reagents, LaserCyte® and VetAutoread™ tubes, Feline and Canine SNAP® tests, and service and maintenance agreements. For the Practice Developer® program, the accrued revenue reduction is calculated each quarter based on sales to end users during the quarter by either us or our distributors and on our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter. At the end of 2009, we modified the Practice Developer® program to exclude sales of rapid assay test products, and in 2010 we will be replacing the program with more specific customer programs. Accrued revenue reductions under the Practice Developer® program will continue for purchases made by customers with program agreements in place at the time of the change. SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) points under the IDEXX Points program awarded and paid out quarterly throughout the SUTS program year (which ends on August 31) based on total purchase volume of qualified SNAP® products during the given quarter.
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
(i) Research and Development Costs
Research and development costs, which consist of salaries, employee benefits, materials and consulting costs, are expensed as incurred. We evaluate our software research and development costs for capitalization after the technological feasibility of software and products containing software has been established. No costs were capitalized during the years ended December 31, 2009, 2008 or 2007.
(j) Advertising Costs
Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $1.1 million, $1.4 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(k) Share-Based Compensation
We value all share-based compensation to employees, including grants of stock options, at fair value on the date of grant and recognize expense over the requisite service period (generally the vesting period). Effective January 1, 2006, under the modified prospective method, share-based compensation expense includes expense for unvested awards at December 31, 2005 and all awards granted subsequent to December 31, 2005. Share-based compensation expense for the unvested awards outstanding at December 31, 2005 is based on the grant-date fair value previously calculated in developing the pro forma disclosures required prior to January 1, 2006. The graded vesting, or accelerated, method has been used to record the expense for stock options granted prior to January 1, 2006. The straight-line method is used to record the expense for stock options and awards granted subsequent to December 31, 2005.

Our share-based employee compensation programs allow for the grant of a mix of restricted stock units and stock options, along with employee stock purchase rights. In addition, our Director Deferred Compensation Plan and our Executive Deferred Compensation Plan allow for the grant of deferred stock units, which may or may not have vesting conditions depending on the plan under which these deferred stock units were issued. See Note 5 for additional information. There were no modifications to the terms of outstanding options, restricted stock units or deferred stock units during 2009, 2008 or 2007.
We issue shares of common stock to satisfy option and employee stock purchase right exercises and to settle restricted stock units and deferred stock units.
(l) Foreign Currency Translation
The functional currency of most of our subsidiaries is their local currency. Assets and liabilities of these foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using the exchange rate at which those elements are recognized and where it is impractical to do so, a weighted average of exchange rates in effect during the period is used to translate those elements. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income. For one of our subsidiaries located in the Netherlands, the functional currency is the U.S. Dollar. Monetary assets and liabilities denominated in a currency other than a subsidiary’s respective functional currency are remeasured using the current exchange rate at the balance sheet date (“remeasurement”); revenues and expenses are recorded at the current exchange rate when the transaction is recognized. Exchange gains and losses arising from remeasurement are included in operating expenses. Included in general and administrative expenses are aggregate foreign exchange currency transaction and remeasurement gains of $0.5 million, $0.1 million, and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
(m) Derivative Instruments and Hedging
We recognize all derivatives, including forward currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value. See Note 15 for additional information.
(n) Disclosure of Fair Value of Financial Instruments and Concentration of Risk
Financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable, derivative instruments, interest rate swap agreements, accounts payable, lines of credit, and notes payable. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, investments and accounts receivable. We place our investments in highly-rated financial institutions and money market funds invested in government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due to us and, as a consequence, believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers in any particular industry or geographic area. The carrying amounts of our financial instruments, other than long-term debt, approximate fair market value because of the short maturity of those instruments. The carrying amount of our long-term debt approximates fair market value based on current market prices for similar debt issues with similar remaining maturities. See Note 9 for a discussion of interest rate risk regarding our revolving credit facility, Note 13 for further discussion of concentration of credit risk of accounts receivable, Note 14 for discussion of fair value measurements and Note 15 for a discussion of our derivative instruments and hedging activities.

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
(o) Comprehensive Income
We report all changes in equity during a period resulting from net income and transactions or other events and circumstances from non-owner sources in a financial statement for the period in which they are recognized. We have chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and the difference between the cost and the fair market value of investments in debt and equity securities, foreign exchange contracts, and interest rate swap agreements, in the consolidated statement of stockholders’ equity. We consider the foreign currency cumulative translation adjustment to be permanently invested and, therefore, have not provided income taxes on those amounts.
Accumulated other comprehensive income consisted of the following at December 31, 2009 and 2008, respectively (in thousands):

	December 31,
	2009	2008

Unrealized loss on investments, net of tax	$(355)	$(756)
Unrealized gain (loss) on forward exchange contracts, net of tax	(2,913)	6,817
Unrealized loss on interest rate swap agreements, net of tax	(375)	—
Cumulative translation adjustment	13,984	(386)

	$10,341	$5,675

(p) Recent Accounting Pronouncements
On January 1, 2009, the principles and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired were revised. Disclosure requirements were also established, which will enable financial statement users to evaluate the nature and financial effects of business combinations. Among other things, the amendments to the accounting principles and requirements expand the definitions of a business and business combination, require recognition of contingent consideration at fair value on the acquisition date and require acquisition-related transaction costs to be expensed as incurred. See Note 4 for a discussion of our business combination activity.
On January 1, 2009, we adopted the fair value measurements and disclosures provisions for nonfinancial assets and nonfinancial liabilities, which were previously deferred. These provisions establish a framework for measuring fair value and expand financial statement disclosures about fair value measurements. Items to which these provisions apply include nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities, or recurring fair value measurements of nonfinancial assets and nonfinancial liabilities, which are not disclosed at fair value in the consolidated financial statements. We did not have significant nonfinancial assets or nonfinancial liabilities covered by these provisions which required remeasurement upon adoption or during the year ended December 31, 2009, and therefore there was no impact of adoption on our financial position, results of operations, or cash flows.
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
On January 1, 2009, we adopted amendments to the accounting standard addressing derivatives and hedging. The amendments change the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under U.S. GAAP, and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. The adoption of these amendments required additional disclosure only, and therefore did not have an impact on our financial position, results of operations, or cash flows. See Note 15 for a discussion of our derivative instruments and hedging activities.

On January 1, 2009, we adopted amendments to the accounting standard addressing intangibles, goodwill and other assets. The amendments provided new guidance to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under U.S. GAAP. The adoption of these amendments did not have a significant impact on our financial position, results of operations, or cash flows. See Note 4 for a discussion of our business combination activities and Note 8 for a discussion of our intangible assets.
On June 30, 2009, we adopted amendments to the accounting standard for financial instruments. The amendments require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of these amendments has resulted in additional disclosures only in our interim financial statements, and therefore did not impact our financial position, results of operations or cash flows. See Note 9 for the carrying amount of our long-term debt and for a discussion of interest rate risk regarding our revolving credit facility, Note 14 for discussion of fair value measurements, and Note 15 for a discussion of our derivative instruments and hedging activities.
On June 30, 2009, we adopted amendments to the accounting standard addressing subsequent events. The amendments provide guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The amendments required additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through February 19, 2010, the date we have issued this Annual Report on Form 10-K.
In September 2009, authoritative literature was issued that modifies the revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on relative selling price of the elements. The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. Disclosure requirements related to multiple-element revenue arrangements will be significantly expanded under the modified accounting guidance. The revised accounting guidance becomes effective for IDEXX on January 1, 2011; however, early adoption is permitted. We have made the election to adopt these changes as of January 1, 2010. Adoption of the revisions to the authoritative guidance will not have a significant impact on our financial position, results of operations, or cash flows.
In September 2009, authoritative literature was issued that modifies the revenue recognition guidance for determining how to recognize revenue for the sale of tangible products that contain software that is more than incidental to the functionality of the product as a whole. More specifically, the revised accounting guidance indicates that when a product has tangible and software components that function together to deliver the essential functionality of the product as a whole, that product should be excluded from the scope of software revenue accounting guidance, as opposed to the existing accounting guidance where such an instrument would be subject to the rules detailed in the software revenue guidance. The revised accounting guidance becomes effective for IDEXX on January 1, 2011; however, early adoption is permitted. We have made the election to adopt these changes as of January 1, 2010. Adoption of these revisions to the authoritative guidance will not have a significant impact on our financial position, results of operations, or cash flows.
NOTE 4. ACQUISITION OF BUSINESSES AND OTHER ASSETS
We paid $8.4 million to acquire businesses and certain intangible assets that did not comprise businesses during the year ended December 31, 2009. In relation to these acquisitions, we recognized tangible assets of $1.0 million and assumed liabilities of $0.5 million.

In August 2009, we acquired substantially all of the assets and assumed certain liabilities of VDIC, Inc. (“VDIC”). VDIC is located in Oregon and is a global provider of telemedicine and cytopathology services and also provides imaging procedures, such as MRI and CT scans, on a referral basis for clients within the Oregon area. In August 2009, we also acquired certain assets of Pet Detect. Pet Detect engages in the marketing, distributing and selling of temporary pet identification systems based on tear- and humidity-resistant printable pet collars. The main application for these collars is in veterinary practices with boarding and overnight stay facilities, as well as in kennels. These acquisitions were accounted for as business combinations. In connection with these acquisitions we recognized software with a fair value of $2.5 million, which was recorded to property and equipment and assigned a useful life of 7 years; amortizable intangible assets of $2.6 million; and goodwill of $2.3 million. The amortizable intangible assets consisted of customer-related intangible assets of $1.6 million, product rights of $0.7 million, and other intangible assets of $0.3 million, all of which were assigned to the CAG segment, with weighted amortization periods of 12 years, 7 years and 5 years, respectively. Additionally, we recognized an amortizable intangible asset for product rights of $0.5 million, which was assigned to the PAS segment. The goodwill recognized (all of which is expected to be tax deductible) was assigned to the CAG segment.
We paid $6.8 million in cash to acquire a business and, under separate transactions, to acquire certain intangible assets that did not comprise businesses during the year ended December 31, 2008 and recognized liabilities of $0.3 million, of which $0.1 million was paid in 2008. In addition, we agreed to pay up to $7.5 million in cash in the future upon achievement of certain revenue and other milestones, which will be accrued and recorded as additional intangible assets if and when we determine that it is probable that the milestones will be achieved.
In January 2008, we acquired substantially all of the assets and assumed certain liabilities of VetLab Laboratorio Veterinario de Referencia, S.L. (“VetLab S.L.”). With operations in Barcelona, Spain, VetLab S.L. is a provider of reference laboratory testing services to veterinarians. During the year ended December 31, 2008 we also acquired certain intellectual property and distribution rights associated with a diagnostic test product. We also made purchase price payments of $1.7 million related to the achievement of milestones realized by certain businesses acquired in prior years, of which $1.5 million was previously accrued. In connection with these acquisitions, we recognized amortizable intangible assets of $6.4 million and goodwill of $0.4 million. The amortizable intangible assets consisted of customer-related intangible assets of $1.4 million, product rights of $4.8 million, and other intangible assets of $0.2 million, all of which were assigned to the CAG segment, with weighted amortization periods of 15 years, 10 years and 3 years, respectively. The goodwill recognized (all of which is expected to be tax deductible) was assigned to the CAG segment.
We paid $86.6 million and recognized liabilities, including contingent liabilities and deferred tax liabilities associated with purchase accounting, of $17.9 million to acquire businesses and certain intangible assets that did not comprise businesses during the year ended December 31, 2007.
In January 2007, we acquired substantially all of the assets and assumed certain liabilities of the Critical Care Division of Osmetech plc., which we now refer to as OPTI Medical. The acquired business is based in the United States and develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical and veterinary diagnostics markets. In March 2007, we acquired all of the equity of Vita-Tech Canada Inc. (“Vita-Tech”) and Institut Pourquier SAS (“Pourquier”) in separate transactions. Prior to the acquisition, Vita-Tech was the largest provider of reference laboratory testing services to veterinarians in Canada with operations in Toronto and Montreal, Canada. Pourquier is based in Montpellier, France and develops, designs, manufactures, and distributes production animal diagnostic products. In March and October 2007, we acquired veterinary reference laboratories located in the United States. We also acquired certain assets of other veterinary reference laboratories during the year ended December 31, 2007 that did not comprise businesses. During the year ended December 31, 2007, we also made purchase price payments of $3.2 million related to the achievement of milestones by certain businesses acquired in prior years. In connection with the 2007 acquisitions we recognized amortizable intangible assets of $38.9 million and goodwill of $45.2 million (of which $27.5 million is expected to be tax deductible). The amortizable intangible assets consisted of customer-related intangible assets of $26.4 million, product rights of $9.9 million, and other intangible assets of $2.6 million, all of which were assigned to the CAG segment, with weighted amortization periods of 12 years, 13 years and 6 years, respectively.
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
NOTE 5. SHARE-BASED COMPENSATION
Selected financial impacts of share-based compensation, excluding the impact of deferred stock units issued under our Director Deferred Compensation Plan or our Executive Deferred Compensation Plan that do not have vesting conditions (which are described below), are presented in the table below (in thousands, except per share amounts):

	For the Years Ended December 31,
	2009	2008	2007

Share-based compensation expense included in cost of revenue	$1,280	$1,120	$710
Share-based compensation expense included in operating expense	10,095	9,111	7,851

Total share-based compensation expense	11,375	10,231	8,561
Income tax benefit in net income for share-based compensation expense	(3,367)	(2,835)	(1,968)
Income tax benefit in net income for employees’ disqualifying dispositions of shares acquired through the exercise of stock options and employee stock purchase rights	(460)	(415)	(313)

Total income tax benefit	(3,827)	(3,250)	(2,281)

Net impact of share-based compensation on net income	$7,548	$6,981	$6,280

Expense for deferred stock units that do not have vesting conditions issued under our Director Deferred Compensation Plan of $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, has been excluded from share-based compensation in the table above as it relates to deferred stock units granted in lieu of cash compensation.
Additionally, share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate employee termination behavior and to evaluate whether particular groups of employees have significantly different forfeiture behaviors.
Share-based compensation costs are classified in cost of revenue and operating expenses consistently with the classification of cash compensation paid to the employees receiving such share-based compensation. Capitalized share-based employee compensation cost was $0.4 million at December 31, 2009, 2008 and 2007, which was included in inventory on the consolidated balance sheets.
The following table represents cash proceeds from employees’ exercise of stock options and employee stock purchase rights and the reduction of income taxes payable due to employees’ share-based compensation tax events (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Cash proceeds from employee stock purchases and options exercised under all share-based payment arrangements	$16,366	$16,360	$20,941

Reduction of income taxes payable due to employee’s share-based compensation tax	$7,971	$9,037	$11,103
The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the years ended December 31, 2009, 2008 and 2007 totaled $16.0 million, $18.7 million and $18.2 million, respectively. The total unrecognized compensation cost for unvested share-based compensation awards outstanding at December 31, 2009, before consideration of estimated forfeitures, was $33.0 million. We estimate that this cost will be reduced by approximately $3.4 million related to forfeitures. The weighted average remaining expense recognition period is approximately 1.6 years.

Stock Incentive Plan
During 2009, our board of directors and our stockholders approved the 2009 Stock Incentive Plan, as amended (the “2009 Stock Plan”) pursuant to which our employees and directors may receive various types of share-based incentives, including stock options, restricted stock units, stock appreciation rights and deferred stock units. Any shares that are subject to awards of options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are subject to other awards, such as restricted stock units, will be counted against the share limit as 2.0 shares for every share granted. A total of 5,200,000 shares of common stock are authorized for issuance under the 2009 Stock Plan. If any options granted under our prior plans, including the 1991 Stock Option Plan, the 1998 Stock Incentive Plan, the 2000 Director Option Plan, or the 2003 Stock Plan terminate, expire or are forfeited without having been exercised in full, the shares subject to such unexercised options are available for issuance under the 2009 Stock Plan. Options granted under the 2009 Stock Plan and prior plans may not be granted at an exercise price less than the fair market value of the common stock on the date granted (or less than 110% of the fair market value in the case of incentive stock options granted to holders of more than 10% of our Common Stock). Options may not be granted for a term of more than seven years. The vesting schedule of all options granted under the 2009 Stock Plan is determined by the compensation committee of our board of directors at the time of grant. At December 31, 2009, a remaining total of 4,223,000 shares of common stock was authorized by our shareholders and available for future grants of share-based compensation.
Options
Option awards are granted to employees with an exercise price equal to not less than the closing market price of our common stock at the date of grant and generally vest ratably over five years on each anniversary of the date of grant, conditional on continuous service. Options granted to non-employee directors vest fully on the first anniversary of the date of grant. Options granted to both employees and non-employee directors have a contractual term of seven years. Upon any change in control of the company, 25% of the unvested stock options then outstanding will vest and become exercisable. However, if the acquiring entity does not assume outstanding options, then all options will vest immediately prior to the change in control.
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
The use of the Black-Scholes-Merton option-pricing model, the general methods employed to develop the above described option valuation assumptions, and the vesting conditions of option awards are consistent with prior periods. Prior to January 2008, we elected to use the simplified method, which is based on vesting and contractual terms, to develop the expected term assumption for option awards. Beginning in January 2008, we have derived the expected term assumption for options based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise.

We determine the assumptions used in the valuation of option grants as of the date of grant. Differences in the stock price volatility, terms of options granted to different segments of employees, or risk-free interest rates may necessitate distinct valuation assumptions at those grant dates. As such, we may use different assumptions during the fiscal year if we grant options at different dates or with varying terms. The weighted average of each of the valuation assumptions used to determine the fair value of each option grant on the date of grant and the weighted average estimated fair values were as follows:

	For the Years Ended December 31,
	2009	2008	2007

Expected stock price volatility	31%	25%	29%
Expected term, in years	4.8	4.9	5.0
Risk-free interest rate	1.6%	2.6%	4.7%

Weighted average fair value of options granted	$9.97	$14.63	$13.40
A summary of the status of options granted under our share-based compensation plans at December 31, 2009, and changes during the year then ended, are presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Options (000)	Exercise Price	Term	($000)

Outstanding at December 31, 2008	5,079	$25.06
Granted	541	34.37
Exercised	(755)	17.33
Forfeited	(54)	38.82
Expired	(22)	35.10

Outstanding at December 31, 2009	4,789	$27.12	3.7	$127,344

Fully vested at December 31, 2009	3,415	$21.66	3.2	$108,875

Fully vested and expected to vest, at December 31, 2009	4,691	$26.79	3.7	$126,238
Intrinsic value represents the amount by which the market price of the common stock exceeded the exercise price of the options, before applicable income taxes. During the years ended December 31, 2009, 2008 and 2007 the total intrinsic value of stock options exercised was $22.1 million, $25.4 million and $38.9 million, respectively.
The total fair value of options vested during the years ended December 31, 2009, 2008 and 2007 was $9.8 million, $11.3 million and $12.6 million, respectively.
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
The following summarizes information about purchase rights issued under the employee stock purchase plan (in thousands, except per share amounts):

	For the Year Ended December 31,
	2009	2008	2007

Number of purchase rights issued	89	80	61
Weighted average fair value per purchase right issued	$6.54	$7.02	$7.47

Restricted and Other Deferred Stock Units With Vesting Conditions
Restricted stock unit awards to employees either vest ratably over five years on each anniversary of the date of grant, or on the third anniversary of the date of grant, depending on the employee group receiving the award. Vesting is conditioned on continuous service. Restricted stock units are converted to an equivalent number of shares of common stock upon vesting. Upon any change in control of the company, 25% of the unvested restricted stock units then outstanding under the 2009 Stock Incentive Plan will vest, provided, however, that if the acquiring entity does not assume the restricted stock units, then all such units will vest immediately prior to the change in control. Deferred stock units with vesting conditions awarded to non-employee directors under the Director Deferred Compensation Plan vest fully on the first anniversary of the date of grant. Except upon a change in control, as defined in the Director Deferred Compensation Plan, or certain limited circumstances, all deferred stock units will be exchanged for an equivalent number of shares of common stock one year following a director’s resignation or retirement. Upon a change in control, unvested deferred stock units vest immediately.
The fair values of restricted and deferred stock units with vesting conditions are based on the closing sale price of the common stock on the date of grant. The weighted average fair value per unit of restricted stock units granted during the years ended December 31, 2009, 2008 and 2007 was $34.87, $55.70 and $42.65, respectively. The weighted average fair value per unit of deferred stock units with vesting conditions granted during the years ended December 31, 2009, 2008 and 2007 was $34.37, $56.95 and $41.94, respectively.
A summary of the status of restricted and other deferred stock units with vesting conditions granted under our share-based compensation plans at December 31, 2009, and changes during the period then ended, are presented in the table below:

		Weighted
		Average
	Number	Remaining	Aggregate
	of Units	Contractual	Intrinsic Value
	(000)	Term	($000)
Outstanding at December 31, 2008	418
Granted	287
Settled	(108)
Forfeited	(42)

Outstanding at December 31, 2009	555	1.7	$29,690

Fully vested at December 31, 2009	—	—	—

Fully vested and expected to vest, at December 31, 2009	481	1.5	$25,706
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
During the years ended December 31, 2009, 2008 and 2007, the Company issued approximately 11,000, 10,000 and 8,000 deferred stock units valued at $0.4 million, $0.5 million and $0.7 million, respectively.
During the year ended December 31, 2009, approximately 900 shares of common stock were issued to settle deferred stock units.

NOTE 6. INVENTORY
Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories are as follows (in thousands):

	December 31,
	2009	2008
Raw materials	$28,426	$32,575
Work-in-process	17,761	18,428
Finished goods	64,238	64,923

	$110,425	$115,926

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
NOTE 7. PROPERTY AND EQUIPMENT
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2009	2008

Land and improvements	$7,389	$8,189
Buildings and improvements	101,725	90,042
Leasehold improvements	18,515	17,275
Machinery and equipment	103,072	106,632
Office furniture and equipment	24,866	22,804
Computer hardware and software	66,979	52,081
Construction in progress	24,046	23,175

	346,592	320,198
Less accumulated depreciation and amortization	146,646	130,552

Total property and equipment, net	$199,946	$189,646

Depreciation expense of property and equipment was $39.2 million, $37.3 million, and $29.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
In 2007, we began the renovation and expansion of our primary facility in Westbrook, Maine. We have capitalized $13.2 million related to this project during the year ended December 31, 2009 and $65.5 million since the project’s inception. These amounts include capitalized interest of $0.1 million in 2009 and $1.1 million since the project’s inception. See Note 3(c) for additional information.

NOTE 8. OTHER NONCURRENT ASSETS, INTANGIBLE ASSETS AND GOODWILL
Other noncurrent assets consisted of the following (in thousands):

	December 31,
Description	2009	2008

Deferred tax assets, net	$1,017	$1,170
Cost of rental instruments sold under recourse, net	1,665	1,151
Investment in long-term product supply arrangements	11,320	6,663
Other assets	5,629	3,822

	$19,631	$12,806

The costs of rental instruments sold under recourse are amortized over the shorter of their estimated useful life or the life of the lease. Amortization expense of rental instruments sold under recourse was $1.2 million, $1.3 million and $2.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2009		December 31, 2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

Patents	$9,446	$4,885	$9,748	$4,306
Product rights (1)	30,334	14,505	32,187	13,180
Customer-related intangible assets (2)	58,544	17,147	52,642	11,844
Other, primarily noncompete agreements	6,127	4,007	6,268	3,188

	$104,451	$40,544	$100,845	$32,518

(1)	Product rights comprise certain technologies, licenses, trade names and contractual rights acquired from third parties.

(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.
Amortization expense of intangible assets was $9.4 million, $10.2 million and $9.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.
See Note 4 for a discussion of amortizable intangible assets recognized during the years ended December 31, 2009, 2008 and 2007.
During 2009, we recognized an impairment charge of $1.5 million to write off an acquired intangible asset, classified as a product right, associated with our equine digital radiography business, which is part of our CAG segment. Based on changes in estimated future demand and market conditions, we determined that we would not fully realize our investment and, therefore, fully expensed this asset.
During 2007, we recognized an impairment charge to write off a prepaid royalty license of $1.0 million associated with Navigator® paste. We also recognized a related inventory write-down and the circumstances are described in Note 6. Based on our changed estimates of product availability and estimated future demand and market conditions, we determined that we would not realize our investment in prepaid royalties and, therefore, fully expensed this asset.
The remaining change in the cost of intangible assets other than goodwill during the years ended December 31, 2009 and 2008 resulted primarily from changes in foreign currency exchange rates.

The aggregate amortization expense associated with intangible assets owned at December 31, 2009 is expected to be as follows for each of the next five years (in thousands):

Amortization
Expense

2010	$9,135
2011	8,552
2012	7,856
2013	7,117
2014	6,333
Thereafter	24,914

$63,907

Goodwill consisted of the following (in thousands):

	December 31,	December 31,
	2009	2008

Companion animal group segment	$117,955	$109,502
Water segment	14,002	12,757
Production animal segment	10,217	9,978
Other segment	6,531	6,531

	$148,705	$138,768

In addition to the goodwill recognized during the years ended December 31, 2009, 2008 and 2007, as discussed in Note 4, during the year ended December 31, 2008 we recognized goodwill of $0.2 million related to business acquisitions prior to 2008, which was assigned to the CAG segment.
In connection with the sale of certain of our pharmaceutical product lines in the fourth quarter of 2008, we allocated $7.2 million of goodwill to the pharmaceutical product lines sold based on their relative fair values. In addition, due to the restructuring of the remaining pharmaceutical product lines, goodwill of $6.5 million related to the pharmaceutical product lines retained was realigned to the Other segment. See Note 19 for additional information.
The remaining changes in the cost of goodwill during the years ended December 31, 2009 and 2008 resulted primarily from changes in foreign currency exchange rates.
NOTE 9. DEBT
At December 31, 2009 and 2008, we had $118.8 million and $150.6 million, respectively, outstanding under our unsecured short-term revolving credit facility (“Credit Facility”) with a weighted average interest rate of 0.8% and 2.3%, respectively. Of the total amount outstanding at December 31, 2009 and 2008, $4.8 million and $6.6 million, respectively, was borrowed by our Canadian subsidiary and denominated in Canadian dollars. The entire balance due under our Credit Facility is shown in the current liabilities section in the accompanying consolidated balance sheets because the Credit Facility agreement contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the debt holder of such an event. At September 30, 2009 and June 30, 2009 we had classified $80 million of the amount outstanding under the line of credit as long-term. Based on an updated assessment of the terms of the agreement and, more specifically, with regard to the subjective material adverse event clause, we have corrected the classification of the balance previously shown in long-term liabilities to the current liabilities section of the consolidated balance sheet as of December 31, 2009. Our availability under the Credit Facility was further reduced at December 31, 2009 by $1.0 million for a letter of credit issued related to our workers’ compensation policy covering claims for the years ended December 31, 2009 and 2010. Applicable interest rates on borrowings under the Credit Facility generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. Based on current market conditions, we believe that we could obtain an unsecured short-term revolving credit facility similar to our current Credit Facility; however, that facility would be at an interest rate that is approximately 2.25 percentage points higher than the interest rate on our current Credit Facility. Based on this difference, the fair market value of the debt would be approximately $950 thousand per $1 million of principal outstanding as of December 31, 2009, assuming the amounts outstanding at December 31, 2009 remained outstanding for the duration of the Credit Facility. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility agreement contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. The financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined by the agreement, not to exceed 3-to-1. At December 31, 2009, we were in compliance with the covenants of the Credit Facility.

In March 2009, we entered into two forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations. See Note 15 for a discussion of our derivative instruments and hedging activities.
In May 2006, we acquired our Westbrook, Maine facility and assumed the related mortgage that had a face value of $6.5 million and stated interest rate of 9.875%. We recorded the mortgage at a fair market value of $7.5 million, based on the effective market interest rate at that time. The carrying amount of our long-term debt approximates fair market value based on current market prices for similar debt issues with similar remaining maturities. The mortgage is payable in equal monthly installments of approximately $0.1 million through May 1, 2015. Annual principal payments on long-term debt at December 31, 2009 are as follows (in thousands):

Years Ending December 31,	Amount

2010	$813
2011	863
2012	917
2013	1,107
2014	1,035
Thereafter	359

$5,094

NOTE 10. INCOME TAXES
Earnings before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Domestic	$124,974	$123,632	$92,554
International	49,565	46,555	42,289

	$174,539	$170,187	$134,843

The provisions for income taxes comprised the following (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Current
Federal	$34,043	$33,276	$38,077
State	3,984	3,839	3,398
International	11,007	11,269	8,429

	49,034	48,384	49,904

Deferred
Federal	4,876	9,365	(8,507)
State	(107)	540	754
International	(1,499)	(4,271)	(1,322)

	3,270	5,634	(9,075)

	$52,304	$54,018	$40,829

The provisions for income taxes differ from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2009	2008	2007

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.4	1.8	1.4
International income taxes	(4.5)	(5.5)	(4.7)
Domestic manufacturing exclusions	(0.9)	(0.7)	(1.3)
Research and experiment credit	(1.1)	(1.2)	(1.5)
Pharmaceutical non-deductible goodwill write-off	—	1.5	—
Other, net	0.1	0.8	1.4

Effective tax rate	30.0%	31.7%	30.3%

Our effective income tax rate was 30.0% for the year ended December 31, 2009 and 31.7% for the year ended December 31, 2008. The decrease in tax rate is primarily due to the recognition of tax benefits resulting from the expiration of certain statutes of limitations, settlement of an audit in an international tax jurisdiction and the write-off of non-deductible goodwill related to the pharmaceutical product lines sold in the fourth quarter of 2008. These benefits were partly offset by a reduction in international deferred tax liabilities in 2008 due to a change in the statutory tax rates for a jurisdiction in which we operate. This non-recurring benefit of approximately $1.5 million reduced our effective income tax rate for the year ended December 31, 2008 by 0.9 percentage points.
Our effective income tax rate was 31.7% for the year ended December 31, 2008 and 30.3% for the year ended December 31, 2007. The increase in tax rate is primarily attributable to several non-recurring items. We wrote off non-deductible goodwill related to the pharmaceutical product lines sold in the fourth quarter of 2008 and we recognized certain non-recurring items that favorably impacted the tax rate for the year ended December 31, 2007, including the reduction of deferred tax liabilities due to a change in international tax rate and the recognition of state tax benefits resulting from the completion of an audit in 2007. These unfavorable items were partly offset by tax benefits related to a reduction in international deferred tax liabilities in 2008 and the 2007 reduction of deferred tax assets due to changes in statutory income tax rates for jurisdictions in which we operate.
The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Current	Long-Term	Current	Long-Term

Assets:
Accrued expenses	$15,600	$—	$14,731	$330
Accounts receivable reserves	647	—	747	—
Deferred revenue	1,865	168	1,654	496
Inventory basis differences	4,465	—	2,416	—
Property-based differences	—	1,258	—	1,035
Share-based compensation	1,789	5,461	1,384	4,258
Other	535	126	19	149
Net operating loss carryforwards	20	5,352	1,090	3,912
Unrealized losses on foreign exchange contracts and investments	299	—	—	—

Total assets	25,220	12,365	22,041	10,180
Valuation allowance	(514)	(4,617)	(3,150)	(1,441)

Total assets, net of valuation allowance	24,706	7,748	18,891	8,739

Liabilities:
Cost of rental instruments sold under recourse	—	(287)	—	(129)
Property-based differences	—	(10,723)	—	(3,814)
Intangible asset basis differences	—	(12,891)	—	(12,922)
Unrealized gains on foreign exchange contracts and investments	—	—	(3,079)	—
Other	(163)	(371)	(137)	(23)

Total liabilities	(163)	(24,272)	(3,216)	(16,888)

Net deferred tax assets (liabilities)	$24,543	$(16,524)	$15,675	$(8,149)

We utilize a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes. We classify certain uncertain tax positions as long-term liabilities.

The total amount of unrecognized tax benefits at December 31, 2009 and December 31, 2008 was $5.4 million and $5.9 million, respectively. Of the total unrecognized tax benefits at December 31, 2009 and 2008, $4.7 million and $5.2 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate. The ultimate deductibility of the remaining unrecognized tax positions is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.
In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently undergoing tax examinations by various state tax authorities and we anticipate that these examinations will be concluded within the next year. We are no longer subject to U.S. federal examinations for tax years before 2006. With few exceptions, we are no longer subject to income tax examinations in any state and local, or international jurisdictions in which we conduct significant taxable activities for years before 2003.
We recognize accrued estimated interest expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2009, 2008 and 2007, we recorded interest expense and penalties of $0.3 million, $0.4 million and $0.7 million, respectively, in our consolidated statement of income. At December 31, 2009 and 2008, we had $0.6 million and $0.8 million of estimated interest expense and penalties accrued in our consolidated balance sheet.
The following table summarizes the changes in unrecognized tax benefits during the years ended December 31, 2009 and 2008 (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Total amounts of unrecognized tax benefits, beginning of period	$5,850	$5,086	$9,813
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	—	—	(3,932)
Gross increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,120	1,447	1,126
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(513)	—	(1,710)
Decreases in unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(1,141)	(345)	(293)
Net effect of foreign currency translation	113	(338)	82

Total amounts of unrecognized tax benefits, end of period	$5,429	$5,850	$5,086

In the next year, it is reasonably possible that we could recognize up to $1.5 million of income tax benefits that have not been recognized at December 31, 2009. The income tax benefits are primarily due to the lapse in the statutes of limitations for various U.S. and international tax jurisdictions.
At December 31, 2009, we had net operating loss carryforwards in certain state and international jurisdictions of approximately $56.0 million available to offset future taxable income. Most of these net operating loss carryforwards will expire at various dates through 2020 and the remainder have indefinite lives. We have recorded a valuation allowance of $4.9 million against certain deferred tax assets related to net operating loss carryforwards because realizability is uncertain.
We consider certain operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States. The cumulative earnings of these subsidiaries were $194.0 million at December 31, 2009. No provision has been made for United States federal and state, or international taxes that may result from future remittances of these undistributed earnings of non-United States subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. For the operating earnings not considered to be indefinitely invested outside the United States, we have accrued taxes on a current basis.

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
The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Shares outstanding for basic earnings per share:
Weighted average shares outstanding	58,695	59,855	61,481
Weighted average vested deferred stock units outstanding	114	98	79

	58,809	59,953	61,560

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	58,809	59,953	61,560
Dilutive effect of options issued to employees and directors	1,724	2,198	2,807
Dilutive effect of restricted stock units issued to employees	142	93	77
Dilutive effect of unvested deferred stock units issued to directors	7	5	11

	60,682	62,249	64,455

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
Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units (in thousands, except per share amounts):

	For the Years Ended December 31,
	2009	2008	2007

Weighted average number of shares underlying anti-dilutive options	878	833	492
Weighted average exercise price per underlying share of anti-dilutive options	$49.40	$50.10	$44.66

Weighted average number of shares underlying anti-dilutive restricted stock units	2	134	4
The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	December 31,
	2009	2008

Closing price per share of our common stock	$53.45	$36.08

Number of shares underlying outstanding options with exercise prices below the closing price	4,427	3,966
Number of shares underlying outstanding options with exercise prices equal to or above the closing price	362	1,113

Total number of shares underlying outstanding options	4,789	5,079

NOTE 12. COMMITMENTS, CONTINGENCIES AND GUARANTEES
We lease multiple facilities under operating leases that expire through 2021. In addition, we are responsible for the real estate taxes and operating expenses related to these facilities. We also have lease commitments for automobiles and office equipment. Rent expense charged to operations under operating leases was approximately $14.7 million, $14.5 million and $10.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Minimum annual rental payments under these agreements are as follows (in thousands):

Years Ending December 31,	Amount

2010	$13,698
2011	11,538
2012	10,275
2013	8,459
2014	5,359
Thereafter	17,112

$66,441

We purchase the slides sold for use in our Catalyst Dx® and VetTest® Chemistry Analyzers under an agreement with Ortho-Clinical Diagnostics, Inc. that, at December 31, 2009, required us to purchase a minimum of $4.6 million of slides through 2010. We also have commitments under certain other agreements that commit us to aggregate future payments of $6.3 million. In addition, we have various minimum royalty payments due through 2027 of $6.9 million.
In connection with the acquisitions of businesses and intangible assets, we have commitments outstanding at December 31, 2009 for additional purchase price payments of up to $7.7 million, of which $0.2 million has been accrued, in connection with acquisitions of businesses and intangible assets during the current and prior periods, all of which is contingent on the achievement by certain acquired businesses of specified milestones.
Contingencies
We are subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can reasonably be estimated. However, our actual losses with respect to these contingencies could exceed our accruals.
Under our workers’ compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident and $2.7 million, $3.2 million, and $2.8 million for 2009, 2008 and 2007, respectively, in aggregate claim liability. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized cumulative expenses of $0.8 million, $0.9 million, and $0.3 million for claims incurred during the years ended December 31, 2009, 2008 and 2007, respectively. Claims incurred during the years ended December 31, 2009 and 2008 are relatively undeveloped and significant additional healthcare and wage indemnification costs could arise from those claims. Our liability for claims incurred during the years ended December 31, 2009 and 2008 could exceed our estimates and we could be liable for up to $1.9 million and $2.0 million, respectively, in excess of the expense we have recognized. For the five years ended on or prior to December 31, 2007, based on our retained claim liability per incident and our aggregate claim liability, our maximum liability at December 31, 2009 is $0.8 million in excess of the amounts deemed probable and previously recognized.
Under our current employee health care insurance policy, we retain claims liability risk up to $250,000 per incident. We estimate our liability for the uninsured portion of employee health care obligations that have been incurred but not reported based on individual coverage, our claims experience, and the average time from when a claim is incurred to the time it is paid. We recognized employee health care claim expense of $19.6 million, $18.5 million and $14.3 million during the years ended December 31, 2009, 2008 and 2007, respectively, which includes actual claims paid and an estimate for our liability for the uninsured portion of employee health care obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations.

We have entered into employment agreements with two of our officers whereby payments may be required if we terminate their employment without cause other than following a change in control. The amounts payable are based upon the executives’ salaries at the time of termination and the cost to us of continuing to provide certain benefits. Had both of such officers been terminated at December 31, 2009, we would have had aggregate obligations for salaries and benefits of approximately $2.2 million under such agreements. One of these officers will retire from the Company in March 2010. Had this officer retired on or prior to December 31, 2009, the total termination obligation would have been reduced by $0.8 million. We have entered into employment agreements with each of our officers that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control. The amounts payable by us under these agreements is based on the officer’s salary and bonus history at the time of termination and the cost to us of continuing to provide certain benefits. Had all of our officers been terminated in qualifying terminations following a change in control at December 31, 2009, we would have had aggregate obligations of approximately $18.0 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options and restricted stock units upon any qualifying termination following a change in control.
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
Guarantees
We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2009 and 2008.
When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. However, we do not believe that we have any probable pre-acquisition liabilities or guarantees that should be recognized at December 31, 2009 and 2008.

NOTE 13. SEGMENT REPORTING
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is the Chief Executive Officer.
We are organized into business units by market and customer group. Our reportable segments include: diagnostic and information technology products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”), and products for production animal health, which we refer to as the Production Animal Segment (“PAS”). We also operate two smaller operating segments that comprise products for dairy quality (“Dairy”) and products for the human point-of-care medical diagnostic market (“OPTI Medical”). In connection with the restructuring of our pharmaceutical division at the end of 2008, we realigned two of our remaining product lines to the Rapid Assay line of business within our CAG segment, and realigned the remainder of the products, which comprised one product line and two out-licensing arrangements, to the “Other” category. Financial information about the Dairy and OPTI Medical operating segments and other licensing arrangements are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments.
CAG develops, designs, manufactures, and distributes products and performs services for veterinarians, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes products to detect contaminants in water. PAS develops, designs, manufactures and distributes products to detect disease in production animals. Dairy develops, designs, manufactures and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. Further, OPTI Medical manufactures our VetStat® Electrolyte and Blood Gas Analyzer and electrolyte consumables used with our Catalyst Dx® analyzer. The segment information for the year ended December 31, 2007 has been restated to conform to our presentation of reportable segments for the years ended December 31, 2009 and 2008. Previously, financial information related to the product lines realigned to Rapid Assay and the product line and out-licensing arrangement realigned to Other were included in the pharmaceutical business and reported in our CAG segment.
Items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses that do not align with one of our existing business or service categories, a portion of share-based compensation expense, interest income and expense, and income taxes. We estimate our share-based compensation expense for the year and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, resulting in an unallocated amount reported under the caption “Unallocated Amounts.” We maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services. Research and development costs incurred that are not specifically allocated to one of our existing business or service categories are reported under the caption “Unallocated Amounts.”

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies except that most interest income and expenses and income taxes are not allocated to individual operating segments. Below is our segment information (in thousands):

	For the Years Ended December 31,
					Unallocated	Consolidated
	CAG	Water	PAS	Other	Amounts	Total
2009
Revenue	$843,303	$73,214	$77,208	$37,908	$—	$1,031,633

Income (loss) from operations	$136,121	$31,615	$17,271	$3,425	$(12,463)	$175,969

Interest expense, net						1,430

Income before provision for income taxes						174,539
Provision for income taxes						52,304

Net income						122,235
Net income attributable to noncontrolling interest						10

Net income attributable to IDEXX Laboratories’ stockholders						$122,225

Depreciation and amortization	$41,865	$1,457	$4,544	$1,907	$—	$49,773
Segment assets	519,098	43,893	57,897	35,779	151,860	808,527
Expenditures for long-lived assets(1)	41,111	3,110	3,337	4,774	—	52,332

2008
Revenue	$834,056	$74,469	$80,762	$34,743	$—	$1,024,030

Income (loss) from operations	$129,620	$31,330	$21,760	$1,555	$(11,809)	$172,456

Interest expense, net						2,269

Income before provision for income taxes						170,187
Provision for income taxes						54,018

Net income						116,169
Net income attributable to noncontrolling interest						—

Net income attributable to IDEXX Laboratories’ stockholders						$116,169

Depreciation and amortization	$39,913	$600	$5,075	$2,396	$—	$47,984
Segment assets	500,824	41,429	58,019	33,009	132,156	765,437
Expenditures for long-lived assets(1)	74,145	4,761	6,794	3,573	—	89,273

2007
Revenue	$750,449	$66,235	$75,085	$30,786	$—	$922,555

Income (loss) from operations	$100,285	$26,847	$15,456	$1,003	$(7,408)	$136,183

Interest expense, net						1,340

Income before provision for income taxes						134,843
Provision for income taxes						40,829

Net income						94,014
Net income attributable to noncontrolling interest						—

Net income attributable to IDEXX Laboratories’ stockholders						$94,014

Depreciation and amortization	$34,687	$1,114	$4,114	$1,043	$—	$40,958
Segment assets	483,142	38,178	51,719	18,321	110,819	702,179
Expenditures for long-lived assets(1)	61,698	1,400	3,896	2,626	—	69,620

(1)	Expenditures for long-lived assets exclude expenditures for intangible assets. See Note 4 for information regarding acquisitions of goodwill and other intangible assets in connection with business acquisitions. Expenditures for long-lived assets for the year ended December 31, 2009 include $2.9 million for property acquired in connection with CAG business acquisitions. Expenditures for long-lived assets made in connection with CAG business acquisitions for the year ended December 31, 2008 were insignificant. Expenditures for long-lived assets for the year ended December 31, 2007 include $1.7 million, $1.5 million and $1.3 million for property acquired in connection with PAS, Other operating segments and CAG business acquisitions, respectively.

Revenue by product and service categories was as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
CAG segment revenue:
Instruments and consumables	$332,706	$318,533	$289,271
Rapid assay products	147,078	146,867	133,508
Laboratory diagnostic and consulting services	298,410	288,244	255,193
Practice information systems and digital radiography	65,055	61,291	53,385
Pharmaceutical products	54	19,121	19,092

CAG segment revenue	843,303	834,056	750,449

Water segment revenue	73,214	74,469	66,235
Production animal segment revenue	77,208	80,762	75,085
Other segment revenue	37,908	34,743	30,786

Total revenue	$1,031,633	$1,024,030	$922,555

Revenue by principal geographic area, based on customers’ domiciles, was as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Americas
United States	$614,517	$610,056	$552,134
Canada	55,105	61,456	55,884
Other Americas	12,416	10,794	11,777

	682,038	682,306	619,795

Europe
United Kingdom	55,835	62,274	60,831
Germany	62,480	62,611	54,538
France	41,756	42,801	43,398
Other Europe	104,364	103,818	82,204

	264,435	271,504	240,971

Asia Pacific Region
Japan	31,794	27,424	25,216
Australia	29,177	25,360	22,506
Other Asia Pacific	24,189	17,436	14,067

	85,160	70,220	61,789

Total	$1,031,633	$1,024,030	$922,555

Our largest customers are our U.S. distributors of our products in the CAG segment. One of our CAG distributors, Butler Animal Health Supply, LLC (“Butler”), accounted for 7% of our 2009 revenue and 8% of our 2008 and 2007 revenue. Butler accounted for 4% of our net accounts receivable at December 31, 2009 and 5% of our net accounts receivable at December 31, 2008 and 2007. In December 2009 Butler combined with the U.S. animal health business of Henry Schein, Inc. (“Schein”) to form Butler Schein Animal Health. Schein accounted for 3% of our 2009, 2008 and 2007 revenue and 2% of our net accounts receivable at December 31, 2009, 2008 and 2007.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows (in thousands):

	December 31,
	2009	2008	2007

Americas
United States	$169,933	$163,107	$112,712
Canada	4,373	5,403	5,513

	174,306	168,510	118,225

Europe
United Kingdom	9,520	6,209	8,713
Germany	3,210	3,271	3,677
Switzerland	2,870	3,800	3,770
France	2,813	2,665	2,578
Netherlands	3,532	2,538	2,457
Other Europe	965	912	438

	22,910	19,395	21,633

Asia Pacific Region
Japan	709	439	496
Australia	1,650	1,049	1,187
Other Asia Pacific	371	253	311

	2,730	1,741	1,994

Total	$199,946	$189,646	$141,852

NOTE 14. FAIR VALUE MEASUREMENTS
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
There are three levels of inputs that may be used to measure fair value:

Level 1
Quoted prices in active markets for identical assets or liabilities. At December 31, 2009, our Level 1 assets included investments in money market funds and equity mutual funds related to a deferred compensation plan assumed in a business combination. The liability associated with this plan relates to deferred compensation, which is indexed to the performance of the underlying investments, and is included in our Level 1 liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At December 31, 2009, our Level 2 liabilities include foreign currency hedge contracts and interest rate hedge contracts.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At December 31, 2009, we had no Level 3 assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. See Note 3(n) for an overview of our accounting policy with regard to fair value measurements, Note 9 for the carrying amount of our long-term debt and for a discussion of interest rate risk regarding our revolving credit facility and Note 15 for a discussion of our derivative instruments and hedging activities. We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the year ended December 31, 2009 or 2008.

The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2009 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2009

Assets
Equity mutual funds (1)	$1,891	$—	$—	$1,891
Money market funds (2)	47,021	—	—	47,021
Liabilities
Derivatives (3)	—	4,221	—	4,221
Deferred compensation (4)	1,891	—	—	1,891
Interest rate swaps (5)	—	595	—	595

(1)	Investments in equity mutual funds for a deferred compensation plan, which is included in other long-term assets.

(2)	Short-term investment in registered funds and included in cash and cash equivalents.

(3)	Foreign currency hedge contracts, included in accrued liabilities. The notional value of these contracts is $116.9 million.

(4)	Deferred compensation liability associated with the above-mentioned equity mutual funds, included in other long-term liabilities.

(5)	Interest rate swaps designated as cash flow hedges, included in accrued liabilities whereby we will receive variable interest rate payments in exchange for fixed interest payments on $80 million of borrowings outstanding beginning on March 31, 2010, extending through March 30, 2012.
The following table sets forth our financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2008 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2008

Assets
Equity mutual funds (1)	$1,384	$—	$—	$1,384
Money market funds (2)	9,017	—	—	9,017
Derivatives (3)	—	9,932	—	9,932
Liabilities
Deferred compensation (4)	1,384	—	—	1,384

(1)	Investments in equity mutual funds for a deferred compensation plan, which is included in other long-term assets.

(2)	Short-term investment in registered funds and included in cash and cash equivalents.

(3)	Foreign currency hedge contracts, included in other assets. The notional value of these contracts is $97.7 million.

(4)	Deferred compensation liability associated with the above-mentioned equity mutual funds, included in other long-term liabilities.
NOTE 15. DERIVATIVE INSTRUMENTS AND HEDGING
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
We are exposed to certain risks related to our ongoing business operations. The primary risks that we manage by using derivative instruments are foreign currency exchange risk and interest rate risk. Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. Interest rate swaps are entered into to manage interest rate risk associated with $80 million of our variable-rate debt.

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Market gains and losses are deferred in other current or long-term assets or accruals, as appropriate, until the contract matures, which is the period when the related obligation is settled. We primarily utilize forward exchange contracts with durations of less than 24 months.
Cash Flow Hedges
We have designated our forward currency exchange contracts and variable-to-fixed interest rate swaps as cash flow hedges. For derivative instruments that are designated as hedges, changes in the fair value of the derivative are recognized in other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We de-designate derivative instruments from hedge accounting when the probability of the hedged transaction occurring becomes less than probable, but remains reasonably possible. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in other comprehensive income at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value of the hedged item. Gains or losses related to hedge ineffectiveness recognized in earnings during the years ended December 31, 2009, 2008 and 2007 were not material. At December 31, 2009, the estimated net amount of losses that are expected to be reclassified out of accumulated other comprehensive income and into earnings within the next 12 months is $2.9 million if exchange rates do not fluctuate from the levels at December 31, 2009.
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

The notional amount of foreign currency contracts to hedge forecasted intercompany sales consisted of the following (in thousands):

	U.S. Dollar Equivalent
	December 31,	December 31,	December 31,
Currency Sold	2009	2008	2007

Euro	$53,091	$44,907	$60,965
British Pound	19,238	20,540	24,198
Canadian Dollar	18,849	16,960	17,000
Australian Dollar	7,086	3,641	6,262
Swiss Franc	—	—	1,188
Japanese Yen	9,795	6,318	5,414

	$108,059	$92,366	$115,027

	U.S. Dollar Equivalent
	December 31,	December 31,	December 31,
Currency Purchased	2009	2008	2007

Swiss Franc	$8,808	$5,383	$6,604
Japanese Yen	—	—	436

	$8,808	$5,383	$7,040

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	December 31,	December 31,	December 31,
	2009	2008	2007

Interest rate swap	$80,000	$—	$—

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

Asset Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$—	Other current assets	$9,932

	Liability Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Accrued expenses	$4,221	Accrued expenses	$—
Interest rate swaps	Accrued expenses	595	Accrued expenses	—

Total derivative instruments		$4,816		$—

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheet for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Years Ended December 31,
Derivative instruments	2009	2008	2007

Foreign currency exchange contracts, net of tax	$(9,730)	$8,118	$19
Interest rate swaps, net of tax	(375)	—	—

Total gain (loss), net of tax (1)	$(10,105)	$8,118	$19

(1)	Total loss at December 31, 2009 is shown net of $4.6 million in taxes from foreign exchange contracts with 2010 expiration dates and interest rate swap contracts. Total gain at December 31, 2008 is shown net of $3.6 million in taxes from foreign exchange contracts with 2009 expiration dates.
The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		For the Years Ended December 31,
Derivative instruments	Classification	2009	2008	2007

Foreign currency exchange contracts	Cost of revenue	$4,813	$913	$(5,687)

The effect of derivative instruments that have been de-designated from cash flow hedge treatment on the condensed consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

De-designated	Gain (Loss) Recognized in Income Related to De-designated Cash Flow Hedges
derivative		For the Years Ended December 31,
instruments	Classification	2009	2008	2007

Foreign currency exchange contracts	General and administrative expense	$(80)	$—	$—

NOTE 16. TREASURY STOCK
Our board of directors has authorized the repurchase of up to 44,000,000 shares of our common stock in the open market or in negotiated transactions. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and financing activities and the share price.
From the inception of the program in August 1999 to December 31, 2009, we repurchased 37,706,000 shares for $905.6 million. During that same period, we received 412,000 shares of stock with a market value of $9.1 million that were surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, the vesting of restricted stock units and the settlement of deferred stock units, and in payment for the exercise price of stock options.

Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Years Ended December 31,
	2009	2008	2007

Treasury shares acquired	1,954	2,664	2,588
Total cost of treasury shares	$84,369	$133,722	$118,842
Average cost per share	$43.17	$50.19	$45.93
NOTE 17. PREFERRED STOCK
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
NOTE 18. IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN
We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by us. We matched $5.9 million, $5.6 million and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the board of directors. There were no discretionary contributions in 2009, 2008 or 2007.
NOTE 19. DISPOSITION OF PHARMACEUTICAL PRODUCT LINES AND RESTRUCTURING
In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a product under development, which were a part of our CAG segment, for cash of $7.0 million, a short-term receivable of $1.4 million, which was received in January 2009, and up to $11.5 million of future payments based on the achievement of certain development and sales milestones. In the fourth quarter of 2009 we received a milestone payment of $2.0 million, which is reflected as a reduction to general and administrative expenses, in connection with the achievement of certain development milestones by the third party that purchased the product rights. We are now eligible to receive up to $9.5 million in additional milestone payments based on revenue related to the product that was under development. Future sales-based milestone payments will be included in our results of operations upon achievement of the milestone.
Additionally in the fourth quarter of 2008, in a separate transaction, we entered into an agreement to sell our raw material inventory of nitazoxanide (“NTZ”), the active ingredient associated with our Navigator® product, back to the material supplier. We will receive $0.3 million annually for 2 years and a final payment of $1.4 million related to this agreement, which will be recorded in our results of operations in the period that the payments are received. In the second quarter of 2007 we recognized a $9.1 million write-down of NTZ inventory based on the determination that we would not realize this inventory.
Subsequent to entering into the transactions noted above we restructured the remaining pharmaceutical division and realigned two of our remaining product lines to the Rapid Assay line of business and realigned the remainder of the products, which comprised one product line and two out-licensing arrangements, to the Other category. Segment information presented for the year ended December 31, 2007 has been restated to conform to our presentation of reportable segments for the years ended December 31, 2009 and 2008.
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

$1,479

In the fourth quarter of 2008, we also entered into a separate royalty bearing license agreement related to certain intellectual property of our pharmaceutical division. Under this agreement we received $0.3 million up front and are entitled to receive a total of $3.3 million in milestone payments, related to the achievement of future events, and royalties based on future product sales. Milestone payments will be included in our results of operations upon achievement of the milestones.
NOTE 20. SUMMARY OF QUARTERLY DATA (UNAUDITED)
A summary of quarterly data follows (in thousands, except per share data):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2009
Revenue	$236,455	$265,723	$259,120	$270,335
Gross profit	124,433	138,440	130,477	132,931
Operating income	38,441	49,176	44,205	44,147
Net income attributable to stockholders	26,071	33,667	31,536	30,951
Earnings per share:
Basic	$0.44	$0.57	$0.54	$0.53
Diluted	$0.43	$0.55	$0.52	$0.51

2008
Revenue	$249,074	$280,570	$251,093	$243,293
Gross profit	129,836	151,260	128,149	120,521
Operating income	38,719	58,891	38,997	35,849
Net income attributable to stockholders	27,551	39,364	25,699	23,555
Earnings per share:
Basic	$0.45	$0.66	$0.43	$0.40
Diluted	$0.43	$0.63	$0.42	$0.39

SCHEDULE II
IDEXX LABORATORIES, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charges to	Write-Offs/
	Beginning	Costs and	Cash		Balance at End
	of Year	Expenses	Payments	Other(1)	of Year

Reserves for doubtful accounts receivable:
December 31, 2007	$1,783	$614	$(1,035)	$380	$1,742
December 31, 2008	1,742	1,180	(746)	(83)	2,093
December 31, 2009	2,093	926	(783)	95	2,331

Valuation allowance for deferred tax assets:
December 31, 2007	$4,074	$545	$(378)	$—	$4,241
December 31, 2008	4,241	1,013	(585)	(78)	4,591
December 31, 2009	4,591	904	(364)	—	5,131

(1)	Includes reserves of businesses acquired and the effect of foreign currency translation.

EXHIBIT INDEX

Exhibit No.		Description

3.1
Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit No. 3(i) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-19271, and incorporated herein by reference).

3.2		Amended and Restated By-Laws of the Company (filed as Exhibit No. 3.1 to Form 8-K filed July 21, 2009, File No. 0-19271, and incorporated herein by reference).

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

10.13	†	Letter Agreement dated August 12, 2003, between the Company and William C. Wallen (filed as Exhibit No. 10.14 to 2003 Form 10-K, and incorporated herein by reference).

Exhibit No.		Description

10.14	†	Executive Employment Agreement dated January 1, 2007, between the Company and William C. Wallen (filed as Exhibit No. 10.2 to January 5, 2007 Form 8-K, and incorporated herein by reference).

10.15	†	Executive Employment Agreement dated January 1, 2007, between the Company and Merilee Raines (filed as Exhibit No. 10.3 to January 5, 2007 Form 8-K, and incorporated herein by reference).

10.16	†	Executive Employment Agreement dated January 1, 2007, between the Company and Conan R. Deady (filed as Exhibit No. 10.4 to January 5, 2007 Form 8-K, and incorporated herein by reference).

10.17	†
Form of Executive Employment Agreement dated January 1, 2007, between the Company and each of William E. Brown III, PhD, Thomas J. Dupree, William B. Goodspeed, Daniel V. Meyaard, Ali Naqui, PhD, James F. Polewaczyk, Johnny D. Powers, PhD, and Michael J. Williams, PhD (filed as Exhibit No. 10.5 to January 5, 2007 Form 8-K, and incorporated herein by reference).

10.18
Amendment, Release and Settlement Agreement dated as of September 12, 2002, among the Company, IDEXX Europe B.V., and Ortho (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.19	†	Restated Director Deferred Compensation Plan, as amended (filed as Exhibit No. 10.19 to 2007 Form 10-K, and incorporated herein by reference).

10.20	†	2003 Stock Incentive Plan, as amended (filed as Exhibit No. 10.20 to 2007 Form 10-K, and incorporated herein by reference).

10.21	†	Form of Stock Option Agreement, as amended pursuant to the 2009 Stock Incentive Plan (filed herewith).

10.22	†	1997 Employee Stock Purchase Plan, as amended (filed as Exhibit No. 99.1 to Registration Statement on Form S-8 filed June 19, 2009, File No. 333-160085 and incorporated herein by reference).

10.23	†	Restated Executive Deferred Compensation Plan, as amended (filed as Exhibit No. 10.23 to 2007 Form 10-K, and incorporated herein by reference).

10.24	†	Form of Restricted Stock Unit Agreement, as amended pursuant to the 2009 Stock Incentive Plan (filed herewith).

10.25	†	2008 Incentive Compensation Plan (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 13, 2008, File No. 0-19271, and incorporated herein by reference).

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

10.32†	2009 Stock Incentive Plan of the Company (filed as Exhibit No. 99.1 to Registration Statement on Form S-8 filed June 19, 2009, File No. 333-160083, and incorporated herein by reference).

21	Subsidiaries of the Company (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification by Chief Executive Officer (filed herewith).

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer (filed herewith).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2
Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Confidential treatment requested as to certain portions.

†	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.