Form 10-Q
period 2010-03-31
IDEXX LABORATORIES INC /DE
filed 2010-04-23
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 57,652,045 on April 19, 2010.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$106,354	$106,728
Accounts receivable, net of reserves of $2,384 in 2010 and $2,331 in 2009	130,519	115,107
Inventories, net	122,384	110,425
Deferred income tax assets	22,872	25,188
Other current assets	16,240	18,890
Total current assets	398,369	376,338
Long-Term Assets:
Property and equipment, net	197,063	199,946
Goodwill	146,534	148,705
Intangible assets, net	61,304	63,907
Other long-term assets, net	21,014	19,631
Total long-term assets	425,915	432,189
TOTAL ASSETS	$824,284	$808,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, principally trade accounts	$24,104	$19,133
Accrued liabilities	94,616	104,959
Line of credit	157,388	118,790
Current portion of long-term debt	825	813
Current portion of deferred revenue	12,234	12,610
Total current liabilities	289,167	256,305
Long-Term Liabilities:
Deferred income tax liabilities	17,795	18,283
Long-term debt, net of current portion	4,070	4,281
Long-term deferred revenue, net of current portion	4,421	3,813
Other long-term liabilities	11,699	11,266
Total long-term liabilities	37,985	37,643
Total liabilities	327,152	293,948

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 96,794 and 96,334 shares in 2010 and 2009, respectively	9,679	9,633
Additional paid-in capital	593,924	580,797
Deferred stock units: Outstanding: 127 and 117 units in 2010 and 2009, respectively	4,753	4,301
Retained earnings	857,282	824,256
Accumulated other comprehensive income	6,543	10,341
Treasury stock, at cost: 39,258 and 38,118 shares in 2010 and 2009, respectively	(975,061)	(914,759)
Total IDEXX Laboratories, Inc. stockholders’ equity	497,120	514,569
Noncontrolling interest	12	10
Total stockholders’ equity	497,132	514,579
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$824,284	$808,527

The accompanying notes are an integral part of these condensed consolidated financial statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Revenue:
Product revenue	$176,761	$155,895
Service revenue	91,764	80,560
Total revenue	268,525	236,455
Cost of Revenue:
Cost of product revenue	68,634	59,267
Cost of service revenue	57,530	52,755
Total cost of revenue	126,164	112,022
Gross profit	142,361	124,433

Expenses:
Sales and marketing	44,416	40,985
General and administrative	32,808	29,068
Research and development	16,709	15,939
Income from operations	48,428	38,441
Interest expense	(365)	(640)
Interest income	53	244
Income before provision for income taxes	48,116	38,045
Provision for income taxes	15,088	11,974
Net income	33,028	26,071
Less: Net income attributable to noncontrolling interest	2	-
Net income attributable to IDEXX Laboratories, Inc. stockholders	$33,026	$26,071

Earnings per Share:
Basic	$0.57	$0.44
Diluted	$0.55	$0.43
Weighted Average Shares Outstanding:
Basic	58,033	59,172
Diluted	60,029	60,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities:
Net income	$33,028	$26,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,246	12,556
Loss on disposal of property and equipment	1,092	491
Increase (decrease) in deferred compensation liability	101	(100)
Provision for uncollectible accounts	385	246
Provision for deferred income taxes	769	1,465
Share-based compensation expense	3,344	2,930
Tax benefit from exercises of stock options and vesting of restricted stock units	(3,318)	(161)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(17,393)	(6,072)
Inventories	(12,179)	(8,067)
Other assets	1,441	179
Accounts payable	5,081	(4,315)
Accrued liabilities	(4,916)	(12,394)
Deferred revenue	524	(205)
Net cash provided by operating activities	19,205	12,624
Cash Flows from Investing Activities:
Purchases of property and equipment	(7,789)	(9,114)
Proceeds from disposition of pharmaceutical product lines	-	1,377
Proceeds from sale of property and equipment	27	1,046
Acquisitions of equipment leased to customers	(684)	(188)
Acquisitions of intangible assets	(144)	-
Net cash used by investing activities	(8,590)	(6,879)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	38,523	15,019
Payment of other notes payable	(200)	(190)
Purchase of treasury stock	(57,728)	(14,986)
Proceeds from exercises of stock options and employee stock purchase plans	6,483	3,281
Tax benefit from exercises of stock options and vesting of restricted stock units	3,318	161
Net cash provided (used) by financing activities	(9,604)	3,285
Net effect of changes in exchange rates on cash	(1,385)	(1,603)
Net increase (decrease) in cash and cash equivalents	(374)	7,427
Cash and cash equivalents at beginning of period	106,728	78,868
Cash and cash equivalents at end of period	$106,354	$86,295

Supplemental Disclosures of Cash Flow Information:
Interest paid	$373	$1,105
Income taxes paid	$3,790	$3,337

The accompanying notes are an integral part of these condensed consolidated financial statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.         BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements of IDEXX Laboratories, Inc. (“IDEXX,” the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the requirements of Regulation S-X, Rule 10-01 for financial statements required to be filed as a part of Form 10-Q.

The accompanying condensed consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the three months ended March 31, 2010, and our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

NOTE 2.         ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2010 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the adoption of new accounting standards during the three months ended March 31, 2010 as discussed below.

Recent Accounting Pronouncements

On January 1, 2010, we adopted amendments to authoritative literature that modifies the revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on relative selling price of the elements. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. The authoritative literature permits prospective or retrospective adoption, and we elected prospective adoption. The adoption of these amendments did not have a significant impact on our financial position, results of operations, or cash flows for the three months ended March 31, 2010, nor do we anticipate a significant impact for the year ended December 31, 2010.

On January 1, 2010, we adopted amendments to authoritative literature that modifies the revenue recognition guidance for the sale of tangible products that contain software that is more than incidental to the functionality of the product as a whole. More specifically, the revised accounting guidance indicates that when a product has tangible and software components that function together to deliver the essential functionality of the product as a whole, that product should be excluded from the scope of software revenue accounting guidance, as opposed to the previous accounting guidance where such an instrument would be subject to the rules detailed in the software revenue guidance. The authoritative literature permits prospective or retrospective adoption, and we elected prospective adoption. Certain sales of our instruments are subject to these amendments. However, the adoption of these amendments did not have a significant impact on our financial position, results of operations, and cash flows for the three months ended March 31, 2010, nor do we anticipate a significant impact for the year ended December 31, 2010.

Our updated revenue recognition policy in its entirety reflecting the adoption of these amendments is provided in the following discussion.

Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:

•
We recognize revenue at the time of shipment to U.S. distributors for substantially all products sold through distributors because title and risk of loss pass to the distributors on delivery to the common carrier. Our distributors do not have the right to return products. We recognize revenue for the remainder of our customers when the product is delivered to the customer, except as noted below.

•
We recognize revenue from the sales of instruments, non-cancelable software licenses and hardware systems upon installation (and completion of training if applicable) and the customer’s acceptance of the instrument or system as we have no significant further obligations after this point in time.

•	We recognize service revenue at the time the service is performed.

•
We recognize revenue associated with extended maintenance agreements (“EMAs”) over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•
We recognize revenue on certain instrument systems under rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

•
We recognize revenue on practice information management systems sales either by allocating the revenue to each element of the sale based on relative fair values of the elements, including post-contract support when fair value for all elements is available, or by use of the residual method when only the fair value of the post-contract support is available. We recognize revenue for the system on installation and customer acceptance and recognize revenue equal to the fair value of the post-contract support over the support period.

•	Shipping costs reimbursed by the customer are included in revenue.

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of the instruments from the IDEXX VetLab® suite of analyzers or digital radiography systems, combined with one or more of the following products: extended maintenance agreements; consumables; laboratory diagnostic and consulting services; and practice management software. Practice management software is frequently sold with postcontract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Delivery of our IDEXX VetLab® instruments, digital radiography systems, and practice management software generally occurs at the onset of the arrangement. EMAs, consumables, and laboratory diagnostic and consulting services generally are delivered over a period of one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

When arrangements outside of the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition have been met for each element. We establish the selling price of each element based on VSOE if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When arrangements outside of the scope of software revenue recognition guidance include an EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement.

When arrangements within the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on relative fair value when VSOE exists for all elements or residual fair value when there is VSOE for the undelivered elements but no such evidence for the delivered elements. When allocating revenue based on residual fair value, the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. Revenue is recognized on any delivered elements when the four criteria for revenue recognition have been met for each element. If sufficient VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered. We generally determine fair value based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements.

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

Within our overall IDEXX Points program, our two most significant customer programs are Practice Developer® and SNAP® up the Savings™ (“SUTS”), both of which are offered only to North American customers. Our Practice Developer® program is a Companion Animal Group (“CAG”) awards program that permits customers to earn points by purchasing quarterly minimums in certain product and service categories, including IDEXX Reference Laboratories services, Catalyst Dx® and VetTest® slides, SNAPShot Dx® Analyzer and VetTest® SNAP® Reader reagents, LaserCyte® and VetAutoread™ tubes, and service and maintenance agreements. For the Practice Developer® program, the accrued revenue reduction is calculated each quarter based on sales to end users during the quarter by either us or our distributors and on our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter. SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) points under the IDEXX Points program awarded and paid out quarterly throughout the SUTS program year (which ends on August 31) based on total purchase volume of qualified SNAP® products during the given quarter.

Doubtful accounts receivable. We recognize revenue only in those situations where collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Account balances are charged off against the allowance when we believe the receivable will not be recovered.

NOTE 3.         SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the three months ended March 31, 2010 and 2009 totaled $15.0 million and $15.1 million, respectively. Share-based compensation expense for the three months ended March 31, 2010 and 2009 was $3.3 million and $2.9 million, respectively. The total unrecognized compensation expense for unvested awards outstanding at March 31, 2010 was $36.5 million, net of approximately $2.8 million related to estimated forfeitures. The weighted average remaining expense recognition period at March 31, 2010 was approximately 2.3 years.

Options

We determine the assumptions used in the valuation of option grants as of the date of grant. Differences in the stock price volatility, terms of options granted to different segments of employees, or risk-free interest rates may necessitate distinct valuation assumptions at those grant dates. As such, we may use different assumptions during the fiscal year if we grant options at different dates or with varying terms. Option awards are granted to employees with an exercise price equal to not less than the closing market price of our common stock at the date of grant. We have never paid any cash dividends on our common stock and we have no present intention to pay a dividend; therefore, we assume that no dividends will be paid over the expected terms of option awards. The weighted averages of the valuation assumptions used to determine the fair value of each option grant on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended March 31,
	2010	2009

Expected stock price volatility	31%	30%
Expected term, in years	4.9	4.8
Risk-free interest rate	2.3%	1.6%

Weighted average fair value of options granted	$16.53	$9.97

NOTE 4.         INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2010	2009

Raw materials	$28,331	$28,426
Work-in-process	15,448	17,761
Finished goods	78,605	64,238
	$122,384	$110,425

NOTE 5.         GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in goodwill and the cost of intangible assets other than goodwill during the three months ended March 31, 2010 resulted primarily from changes in foreign currency exchange rates.

NOTE 6.         ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2010	December 31, 2009

Accrued expenses	$28,387	$33,094
Accrued employee compensation and related expenses	31,790	44,497
Accrued taxes	15,702	9,980
Accrued customer programs	18,737	17,388
	$94,616	$104,959

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

The following is a summary of changes in accrued warranty reserves during the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended March 31,
	2010	2009

Balance, beginning of period	$3,086	$2,837
Provision for warranty expense	1,082	1,264
Change in estimate	(478)	(69)
Settlement of warranty liability	(1,076)	(926)
Balance, end of period	$2,614	$3,106

NOTE 8.         TREASURY STOCK

We primarily acquire shares by means of repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, the vesting of restricted stock units and the settlement of deferred stock units, and in payment for the exercise price of stock options.

Information about our treasury stock purchases and other receipts for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2010	2009

Shares acquired	1,140	499
Total cost of shares acquired	$60,302	$16,058
Average cost per share	$52.89	$32.20

NOTE 9.         INCOME TAXES

Our effective income tax rates were 31.4% and 31.5% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the effective tax rate was due primarily to tax benefits related to U.S. manufacturing activities that were fully phased-in effective January 1, 2010, partly offset by the expiration of federal research and development tax incentives that were available during the three months ended March 31, 2009.

NOTE 10.       COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended March 31,
	2010	2009

Net income	$33,028	$26,071
Less: Net income attributable to noncontrolling interest	2	-
Net income attributable to IDEXX Laboratories, Inc. stockholders	33,026	26,071
Other comprehensive income (loss) attributable to IDEXX Laboratories, Inc. stockholders:
Foreign currency translation adjustments	(5,548)	(7,093)
Change in fair value of foreign currency contracts classified as hedges, net of tax	2,275	(1,287)
Change in fair value of interest rate swaps classified as hedges, net of tax	(582)	(213)
Change in fair market value of investments, net of tax	57	(63)
Comprehensive income attributable to IDEXX Laboratories, Inc. stockholders	$29,228	$17,415

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Three Months Ended March 31,
	2010	2009

Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	57,911	59,064
Weighted average vested deferred stock units outstanding	122	108
	58,033	59,172

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	58,033	59,172
Dilutive effect of options issued to employees and directors	1,821	1,386
Dilutive effect of restricted stock units issued to employees and directors	170	41
Dilutive effect of unvested deferred stock units issued to directors	5	7
	60,029	60,606

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

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2010	2009

Weighted average number of shares underlying anti-dilutive options	605	1,432

Weighted average exercise price per underlying share of anti-dilutive options	$54.85	$44.60

Weighted average number of shares underlying anti-dilutive restricted stock units	-	302

The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	March 31,
	2010	2009

Closing price per share of our common stock	$57.55	$34.58

Number of shares underlying options with exercise prices below the closing price	4,882	4,382
Number of shares underlying options with exercise prices equal to or above the closing price	-	1,104
Total number of shares underlying outstanding options	4,882	5,486

NOTE 12.       COMMITMENTS, CONTINGENCIES AND GUARANTEES

Significant commitments, contingencies and guarantees at March 31, 2010 are consistent with those discussed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 13.       SEGMENT REPORTING

The accounting policies of the segments are consistent with those discussed in Notes 1 and 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Intersegment revenues, which are not included in the table below, were not significant for the three months ended March 31, 2010 and 2009.

Segment performance for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	For the Three Months Ended March 31,
	CAG	Water	Production Animal Segment	Other	Unallocated Amounts	Consolidated Total
2010
Revenue	$221,417	$17,864	$19,941	$9,303	$-	$268,525

Income (loss) from operations	$39,767	$7,123	$4,734	$260	$(3,456)	$48,428
Interest expense, net						312
Income before provision for income taxes						48,116
Provision for income taxes						15,088
Net income						33,028
Net income attributable to noncontrolling interest						2
Net income attributable to IDEXX Laboratories, Inc. stockholders						$33,026

2009
Revenue	$193,692	$15,851	$18,266	$8,646	$-	$236,455

Income (loss) from operations	$29,079	$7,312	$4,950	$129	$(3,029)	$38,441
Interest expense, net						396
Income before provision for income taxes						38,045
Provision for income taxes						11,974
Net income						26,071
Net income attributable to noncontrolling interest						-
Net income attributable to IDEXX Laboratories, Inc. stockholders						$26,071

Revenue by product and service category was as follows (in thousands):

	For the Three Months Ended March 31,
	2010	2009
CAG segment revenue:
Instruments and consumables	$83,382	$72,235
Rapid assay products	39,443	37,677
Laboratory diagnostic and consulting services	79,840	68,692
Practice information systems and digital radiography	18,752	15,034
Pharmaceutical products	-	54
CAG segment revenue	221,417	193,692

Water segment revenue	17,864	15,851
Production animal segment revenue	19,941	18,266
Other segment revenue	9,303	8,646

Total revenue	$268,525	$236,455

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Foreign currency exchange contracts and interest rate swaps classified as derivative instruments are valued utilizing third-party pricing services.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2010 and December 31, 2009, we had no Level 3 assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the three months ended March 31, 2010 or during the year ended December 31, 2009. We did not have any transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2010.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at March 31, 2010 and at December 31, 2009 by level within the fair value hierarchy (in thousands):

As of March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010

Assets
Money market funds(1)	$59,014	$-	$-	$59,014
Equity mutual funds(2)	1,993	-	-	1,993
Liabilities
Foreign currency exchange contracts(3)	-	926	-	926
Deferred compensation(4)	1,993	-	-	1,993
Interest rate swaps(5)	-	1,515	-	1,515

As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009

Assets
Money market funds(1)	$47,021	$-	$-	$47,021
Equity mutual funds(2)	1,891	-	-	1,891
Liabilities
Foreign currency exchange contracts(3)	-	4,221	-	4,221
Deferred compensation(4)	1,891	-	-	1,891
Interest rate swaps(5)	-	595	-	595

(1)	Money market funds are included within Cash and cash equivalents.
(2)
Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within Other long-term assets, net. See item 4 below for a discussion of the related deferred compensation liability.

(3)	Foreign currency exchange contracts are included within Accrued liabilities.
(4)
Deferred compensation plans are included within Other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in item 1 above.

(5)	Interest rate swaps are included within Accrued liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, investments, accounts receivable, derivative instruments, interest rate swap agreements, accounts payable, lines of credit, and notes payable approximate carrying value due to their short maturity. The estimated fair value of long-term debt approximates the carrying value based on current market prices for similar debt issues with similar remaining maturities.

Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents, investments and accounts receivable. To mitigate such risk, we place our cash and cash equivalents and investments in highly-rated financial institutions and money market funds invested in government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and closely monitor their amounts due to us and, as a consequence, believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers in any particular industry or geographic area.

NOTE 15.       DERIVATIVE INSTRUMENTS AND HEDGING

Disclosure within this footnote is presented to provide transparency about how and why we use derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect our financial position, results of operations, and cash flows. Derivative instruments are recognized on the balance sheet as either assets or liabilities at fair value with a corresponding offset to other comprehensive income (“OCI”), which is net of tax.

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

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into exchange contracts with large multinational financial institutions, and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Market gains and losses are deferred in OCI until the contract matures, which is the period when the related obligation is settled. We primarily utilize forward exchange contracts with durations of less than 24 months.

Cash Flow Hedges

We have designated our forward currency exchange contracts and variable-to-fixed interest rate swaps as cash flow hedges. For derivative instruments that are designated as hedges, changes in the fair value of the derivative are recognized in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We de-designate derivative instruments from hedge accounting when the probability of the hedged transaction occurring becomes less than probable, but remains reasonably possible. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in other comprehensive income at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We did not de-designate any instruments from hedge accounting treatment during the three months ended March 31, 2010 or 2009. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value of the hedged item. Gains or losses related to hedge ineffectiveness recognized in earnings during the three months ended March 31, 2010 and 2009 were not material. At March 31, 2010, the estimated net amount of losses that are expected to be reclassified out of accumulated other comprehensive income and into earnings within the next 12 months is $0.6 million if exchange rates do not fluctuate from the levels at March 31, 2010.

We enter into currency exchange contracts for amounts that are less than the full value of forecasted intercompany sales. Our hedging strategy related to intercompany inventory purchases is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

Under our current credit facility agreement, the applicable interest rates on our unsecured short-term revolving credit facility (“Credit Facility”) generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our consolidated leverage ratio. In March 2009, we entered into two forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Under these agreements, beginning on March 31, 2010 the variable interest rate associated with $80 million of borrowings outstanding under the Credit Facility has effectively become fixed at 2% plus the Credit Spread through March 30, 2012. The critical terms of the interest rate swap agreements match the critical terms of the underlying borrowings, including notional amounts, underlying market indices, interest rate reset dates and maturity dates.

The notional amount of foreign currency exchange contracts to hedge forecasted intercompany sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	March 31,	December 31,	March 31,
	2010	2009	2009

Euro	$49,882	$53,091	$48,843
British Pound	19,017	19,238	23,541
Canadian Dollar	18,095	18,849	24,740
Australian Dollar	6,863	7,086	6,414
Japanese Yen	9,040	9,795	7,253
	$102,897	$108,059	$110,791

Currency Purchased	U.S. Dollar Equivalent
	March 31,	December 31,	March 31,
	2010	2009	2009

Swiss Franc	$8,425	$8,808	$7,306

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	March 31,	December 31,	March 31,
	2010	2009	2009

Interest rate swap	$80,000	$80,000	$80,000

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

	Liability Derivatives

	March 31, 2010		December 31, 2009
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Accrued expenses	$926	Accrued expenses	$4,221
Interest rate swaps	Accrued expenses	1,515	Accrued expenses	595
Total derivative instruments		$2,441		$4,816

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheet for the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended March 31,
Derivative instruments	2010	2009

Foreign exchange contracts, net of tax	$2,275	$(1,287)
Interest rate swaps, net of tax	(582)	(213)
Total loss, net of tax	$1,693	$(1,500)

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 consisted of the following (in thousands):

		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Classification of Gain (Loss) Reclassified from OCI into	For the Three Months Ended March 31,
Derivative instruments	Income (Effective Portion)	2010	2009

Foreign exchange contracts	Cost of revenue	$(411)	$4,818

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical or present fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance, the effect of economic downturns on our business performance, demand for our products, realizability of assets, future cash flow and uses of cash, future repurchases of common stock, future levels of indebtedness and capital spending, warranty expense, share-based compensation expense, and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. The risks and uncertainties discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

■ Business Overview

Operating segments. We operate primarily through three business segments: diagnostic and information technology products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for production animal health, which we refer to as our Production Animal Segment (“PAS”). We also operate two smaller operating segments that comprise products for dairy quality (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about the Dairy and OPTI Medical operating segments and other licensing arrangements are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for financial information about our segments.

CAG develops, designs, manufactures and distributes products and performs services for veterinarians, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes products to detect contaminants in water. PAS develops, designs, manufactures and distributes products to detect disease in production animals. Dairy develops, designs, manufactures and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market and also manufactures our VetStat® electrolyte and blood gas analyzer and electrolyte consumables used with our Catalyst Dx® analyzer sold in the veterinary market.

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

Use of Distributors. Because the instrument consumables and rapid assay products in our CAG segment are sold in the U.S. and certain other geographies by distributors, distributor purchasing dynamics have an impact on our reported sales of these products. Distributors purchase products from us and sell them to veterinary practices, who are the end users. Distributor purchasing dynamics may be affected by many factors and may be unrelated to underlying end-user demand for our products. As a result, fluctuations in distributors’ inventories may cause reported results in a period not to be representative of underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue growth.

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

Currency Impact. Approximately 25% of our revenue is derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our international revenues and on profits of products manufactured in the U.S. and sold internationally. In addition, to the extent that the U.S. dollar is stronger in future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses, foreign currency denominated supply contracts and the impact of foreign currency hedge contracts in place partly offset this exposure. See also the section of this Quarterly Report on Form 10-Q under the heading “Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Effect of Economic Conditions. We believe that our financial results in the first quarter of 2010 continued to be negatively impacted by weakened economic conditions. We believe that a weak economy has caused patient visits to U.S. and European veterinary clinics for routine screening, preventive care and elective procedures to remain depressed. As a result, the growth rate of sales of rapid assay tests, instrument consumables, and laboratory diagnostic and consulting services in our CAG segment has been negatively affected. In addition, we believe that the rate of growth of sales of our instruments, which are larger capital purchases for veterinarians, has been negatively affected by increased caution among veterinarians regarding economic prospects. Weaker economic conditions also increased the sensitivity of our customers to the pricing of our products and services, resulting in lower growth from price increases for certain products over the course of the first quarter of 2010 relative to the comparable period for the prior year.

Beyond our companion animal business, we are also seeing the weaker economy impact certain customer groups in our Water and PAS businesses. Lower water testing volumes in the non-regulated segments of the business have been driven by a decline in new home construction and reduced consumer willingness to spend on certain luxury items, such as vacation cruises. Lower PAS testing volumes have been driven by a reduction in non-regulated producer and laboratory testing, as a measure to reduce operating costs, and by a reduction in testing associated with some government mandated eradication programs, due to lower government funding.

While we expect these trends to continue in the near term, we believe the fundamental drivers of demand in the markets we serve will remain intact and that growth rates will improve as major world economies stabilize.

■ Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2010 are consistent with those discussed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, except as discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

■ Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue

Total Company. The following table presents revenue by operating segment:

For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2010	2009	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Percentage Change Net of Acquisitions/ Divestitures and Currency Effect

CAG	$221,417	$193,692	$27,725	14.3%	3.6%	0.8%	9.9%
Water	17,864	15,851	2,013	12.7%	5.2%	-	7.5%
PAS	19,941	18,266	1,675	9.2%	4.7%	-	4.5%
Other	9,303	8,646	657	7.6%	1.5%	-	6.1%
Total	$268,525	$236,455	$32,070	13.6%	3.8%	0.6%	9.2%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended March 31, 2009 compared to the three months ended March 31, 2010.
(2)
Represents the percentage change in revenue during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2008.

The following revenue analysis and discussion reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental sales from businesses acquired or revenues lost from divisions divested subsequent to December 31, 2008.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2010	2009	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Percentage Change Net of Acquisitions/ Divestitures and Currency Effect

Instruments and consumables	$83,382	$72,235	$11,147	15.4%	3.8%	-	11.6%
Rapid assay products	39,443	37,677	1,766	4.7%	1.3%	-	3.4%
Laboratory diagnostic and consulting services	79,840	68,692	11,148	16.2%	5.1%	2.1%	9.0%
Practice information management systems and digital radiography	18,752	15,034	3,718	24.7%	1.9%	0.6%	22.2%
Pharmaceutical products	-	54	(54)	(100.0%)	-	(100.0%)	-
Net CAG revenue	$221,417	$193,692	$27,725	14.3%	3.6%	0.8%	9.9%

(1)	Represents the percentage change in revenue attributed to the effect of changes in currency rates from the three months ended March 31, 2009 compared to the three months ended March 31, 2010.
(2)
Represents the percentage change in revenue during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2008.

The increase in instruments and consumables revenue was due to higher sales volumes, partly offset by lower average unit sales prices. Higher sales volumes were driven primarily by sales of consumables that are sold for use in our chemistry analyzers. The impact from changes in distributors’ inventory levels increased reported instruments and consumables revenue growth by 5%. Higher sales volumes were also attributable to sales of our Catalyst Dx® Analyzer and, to a lesser extent, our SNAPShot Dx® Analyzer and our IDEXX VetLab® Station. Instrument service and accessories revenue also contributed to revenue growth as our active installed base of instruments continued to increase. These favorable impacts were partly offset by lower average unit prices for our LaserCyte® instruments, resulting from discounts associated with customer purchase programs.

The increase in rapid assay revenue was due to the favorable impact from changes in distributors’ inventory levels, which increased reported rapid assay revenue growth by 12%. This favorable impact was partly offset by lower practice-level sales. The decrease in practice-level sales was due primarily to lower volumes of canine combination test products purchased in connection with customer programs as a result of changes in program design from the prior year, and to a lesser extent, lower sales volumes of feline combination test products in the U.S.

The increase in laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volume and price increases. Higher testing volume was the result of growth in our customer base.

The increase in practice information management systems and digital radiography revenue resulted primarily from higher sales volumes of companion animal radiography systems. Increased service revenue also contributed to revenue growth as our active installed base of systems continued to increase.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volume. This favorable impact was partly offset by higher relative sales in geographies where products are sold at lower average unit sales prices.

Production Animal Segment. The increase in PAS revenue resulted primarily from higher sales volume of certain bovine tests. This favorable impact was partly offset by lower average unit sales prices.

Other. The increase in Other revenue was due primarily to higher sales volumes of OPTI Medical and Dairy products. Higher OPTI Medical sales volume was primarily attributable to sales of consumables used with our OPTI Medical instruments. Higher Dairy volume was primarily attributable to sales of our Dairy SNAP® residue test for detection of melamine.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Three Months Ended March 31,
Gross Profit (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$113,330	51.2%	$96,442	49.8%	$16,888	17.5%
Water	11,214	62.8%	11,156	70.4%	58	0.5%
PAS	13,474	67.6%	13,108	71.8%	366	2.8%
Other	4,153	44.6%	3,548	41.0%	605	17.0%
Unallocated amounts	190	N/A	179	N/A	11	6.4%
Total Company	$142,361	53.0%	$124,433	52.6%	$17,928	14.4%

Companion Animal Group. Gross profit for CAG increased due to higher sales volumes in all CAG product and service lines and an increase in the gross profit percentage to 51% from 50%. The increase in gross profit percentage was attributable to reduced overall spending on service and manufacturing and lower depreciation on our VetLab® instruments placed at customer sites under usage agreements, as we have reduced this type of placement activity and an increasing number of prior placements have become fully depreciated. Gross profit percentage was also favorably impacted by lower costs of service and higher selling prices in our laboratory and consulting services business. These favorable impacts were partly offset by the unfavorable impact of foreign currency hedge contracts and the unfavorable impact of exchange rates on foreign currency denominated expenses, net of the favorable impact that weakening of the U.S. dollar had on sales denominated in foreign currencies. Gross profit percentage also was negatively affected by higher relative sales of lower margin instruments and reference laboratory services.

Water. Gross profit for Water increased slightly as higher sales volumes were predominantly offset by a decrease in the gross profit percentage to 63% from 70%. The decrease in the gross profit percentage was due to higher overall manufacturing costs; the unfavorable impact of foreign currency hedge contracts and the unfavorable impact of exchange rates on foreign currency denominated expenses, net of the favorable impact that weakening of the U.S. dollar had on sales denominated in foreign currencies; and lower average unit sales prices. The gross profit percentage of 63% is relatively consistent with full year 2008 and 2009 results.

Production Animal Segment. Gross profit for PAS increased due to higher sales volumes, partly offset by a decrease in the gross profit percentage to 68% from 72%. The decrease in the gross profit percentage was due to the unfavorable impact of foreign currency hedge contracts and the unfavorable impact of exchange rates on foreign currency denominated expenses, net of the favorable impact that weakening of the U.S. dollar had on sales denominated in foreign currencies. To a lesser extent, gross profit percentage was unfavorably impacted by higher overall manufacturing costs and lower average unit sales prices. These unfavorable impacts were partly offset by higher relative sales of higher margin products.

Other. Gross profit for Other operating units increased due to higher sales volume and an increase in the gross profit percentage to 45% from 41%. The increase in the gross profit percentage was due to lower overall manufacturing costs and higher relative sales of higher margin products.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended March 31,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$73,563	33.2%	$67,363	34.8%	$6,200	9.2%
Water	4,091	22.9%	3,844	24.3%	247	6.4%
PAS	8,740	43.8%	8,158	44.7%	582	7.1%
Other	3,893	41.8%	3,419	39.5%	474	13.9%
Unallocated amounts	3,646	N/A	3,208	N/A	438	13.7%
Total Company	$93,933	35.0%	$85,992	36.4%	$7,941	9.2%

Operating Income (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$39,767	18.0%	$29,079	15.0%	$10,688	36.8%
Water	7,123	39.9%	7,312	46.1%	(189)	(2.6%)
PAS	4,734	23.7%	4,950	27.1%	(216)	(4.4%)
Other	260	2.8%	129	1.5%	131	101.3%
Unallocated amounts	(3,456)	N/A	(3,029)	N/A	(427)	(14.1%)
Total Company	$48,428	18.0%	$38,441	16.3%	$9,987	26.0%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Three Months Ended March 31,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$37,759	17.1%	$34,844	18.0%	$2,915	8.4%
General and administrative	24,905	11.2%	22,822	11.8%	2,083	9.1%
Research and development	10,899	4.9%	9,697	5.0%	1,202	12.4%
Total operating expenses	$73,563	33.2%	$67,363	34.8%	$6,200	9.2%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs due, in part, to the addition of customer support and sales personnel, and the unfavorable impact of exchange rates on foreign currency denominated expenses. The increase in general and administrative expense resulted primarily from the unfavorable impact of exchange rates on foreign currency denominated expenses, higher spending on employee benefits, and an increase in spending related to corporate support functions. The increase in research and development expense resulted primarily from increased personnel costs and increased spending related to product development.

Water. The following table presents Water expenses by functional area:

For the Three Months Ended March 31,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$1,860	10.4%	$1,746	11.0%	$114	6.5%
General and administrative	1,623	9.1%	1,477	9.3%	146	9.9%
Research and development	608	3.4%	621	3.9%	(13)	(2.1%)
Total operating expenses	$4,091	22.9%	$3,844	24.3%	$247	6.4%

The increase in sales and marketing expense resulted from the unfavorable impact of exchange rates on foreign currency denominated expenses and from higher personnel and personnel-related costs. The increase in general and administrative expense resulted from the unfavorable impact of exchange rates on foreign currency denominated expenses and an increase in spending related to support functions.

Production Animal Segment. The following table presents PAS operating expenses by functional area:

For the Three Months Ended March 31,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$3,403	17.1%	$2,936	16.1%	$467	15.9%
General and administrative	3,206	16.1%	3,189	17.5%	17	0.5%
Research and development	2,131	10.7%	2,033	11.1%	98	4.8%
Total operating expenses	$8,740	43.8%	$8,158	44.7%	$582	7.1%

The increase in sales and marketing expense resulted primarily from higher personnel and personnel-related costs and the unfavorable impact of exchange rates on foreign currency denominated expenses.

Other. Operating expenses for Other operating units increased $0.5 million to $3.9 million for the three months ended March 31, 2010 due primarily to higher personnel costs and an increase in deferred compensation expense associated with an employee plan assumed in the acquisition of OPTI Medical. The increase in deferred compensation expense was due to changes to the market value of the underlying investments of the plan.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $0.4 million to $3.6 million for the three months ended March 31, 2010 due primarily to the write-off of certain design costs related to a facilities project that has changed in scope. This increase was partly offset by lower research and development expense resulting from reduced personnel costs.

Interest Income and Interest Expense

Interest income was $0.1 million for the three months ended March 31, 2010, compared to $0.2 million for the same period in 2009. The decrease in interest income was due to lower effective interest rates, partly offset by higher average invested cash balances.

Interest expense was $0.4 million for the three months ended March 31, 2010, compared to $0.6 million for the same period in 2009. The decrease in interest expense was due to lower effective interest rates on outstanding debt balances and, to a lesser extent, lower average borrowings under our unsecured short-term revolving credit facility (“Credit Facility”).

Provision for Income Taxes

Our effective income tax rates were 31.4% and 31.5% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the effective tax rate was due primarily to tax benefits related to U.S. manufacturing activities that were fully phased-in effective January 1, 2010, partly offset by the expiration of federal research and development tax incentives that were available during the three months ended March 31, 2009.

■ Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 3(p) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Note 2 to the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

■ Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under the Credit Facility. At March 31, 2010 and December 31, 2009, we had $106.4 million and $106.7 million, respectively, of cash and cash equivalents, and working capital of $109.2 million and $120.0 million, respectively. Additionally, at March 31, 2010, we had remaining borrowing availability under our $200 million Credit Facility of $41.6 million. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our Credit Facility will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months. We further believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. However, based on the current credit market, we believe that the interest rates, financial covenants and other terms of such borrowings would be less favorable than those applicable to our current Credit Facility and those that otherwise would have been available historically.

We consider the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the U.S. Changes to this position could have adverse tax consequences. As such, we manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Days sales outstanding	41.7	38.9	41.2	40.2	43.8
Inventory turns	2.0	1.9	1.8	1.8	1.8

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(dollars in thousands)	2010	2009	Dollar Change

Net cash provided by operating activities	$19,205	$12,624	$6,581
Net cash used by investing activities	(8,590)	(6,879)	(1,711)
Net cash provided (used) by financing activities	(9,604)	3,285	(12,889)
Net effect of changes in exchange rates on cash	(1,385)	(1,603)	218
Net increase (decrease) in cash and cash equivalents	$(374)	$7,427	$(7,801)

Operating Activities. Cash provided by operating activities was $19.2 million for the three months ended March 31, 2010, compared to $12.6 million for the same period in 2009. We historically have experienced proportionally lower or net negative cash flows from operating activities during the first quarter and proportionally higher or net positive cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:

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

The total of net income and net non-cash charges was $46.6 million for the three months ended March 31, 2010, compared to $43.5 million for the same period in 2009. During the three months ended March 31, 2010, cash decreased by $27.4 million due to changes in operating assets and liabilities, compared to a decrease in the same period of 2009 of $30.9 million, resulting in a year-to-year increase in cash of $3.5 million.

The following table presents cash flows from changes in operating assets and liabilities:

	For the Three Months Ended March 31,
(dollars in thousands)	2010	2009	Dollar Change

Accounts receivable	$(17,393)	$(6,072)	$(11,321)
Inventories	(12,179)	(8,067)	(4,112)
Other assets	1,441	179	1,262
Accounts payable	5,081	(4,315)	9,396
Accrued liabilities	(4,916)	(12,394)	7,478
Deferred revenue	524	(205)	729
Decrease in cash due to changes in operating assets and liabilities	$(27,442)	$(30,874)	$3,432

During the three months ended March 31, 2010, as compared to the same period of the prior year, the decrease in cash used by changes in operating assets and liabilities was attributable to an increase in accounts payable resulting from incremental purchases of slide inventory to be sold for use in our chemistry analyzers and a smaller reduction in accrued liabilities resulting from increased income tax accruals. This increase in cash was partly offset by increased sales growth during the three months ended March 31, 2010, as compared to the same period of 2009, driving an incremental use of cash by accounts receivable, combined with the increase in inventories in connection with the purchase of chemistry analyzer slides.

Investing Activities. Cash used by investing activities was $8.6 million for the three months ended March 31, 2010, compared to cash used of $6.9 million for the same period of 2009. The increase in cash used by investing activities was primarily due to lower proceeds received in connection with dispositions of assets in 2010 in comparison to 2009. During the three months ended March 31, 2009, we received net proceeds of $2.4 million from the sale of our pharmaceutical product lines and from the sale of property and equipment.

The decrease in purchases of property and equipment was primarily attributable to lower spending on manufacturing equipment during the three months ended March 31, 2010 compared to the same period in 2009. We paid $7.8 million to purchase fixed assets during the three months ended March 31, 2010. Our total capital expenditure plan for 2010 is approximately $45 million, which includes approximately $12 million for the renovation and expansion of our headquarters facility.

Financing Activities. At March 31, 2010, we had $157.4 million outstanding under the Credit Facility, of which $5.4 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. Our general availability under the Credit Facility is reduced by $1.0 million for a letter of credit issued related to our workers’ compensation policy covering claims for the years ended December 31, 2009 and 2010. The applicable interest rates on funds borrowed under the Credit Facility generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank offered rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”), dependent on our consolidated leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our consolidated leverage ratio, on any unused commitment. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, which provide for the acceleration of amounts outstanding under the Credit Facility, or restrict our ability to borrow thereunder, in the event of noncompliance. One of the financial covenants requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At March 31, 2010, we were in compliance with the covenants of the Credit Facility.

Our board of directors has authorized the repurchase of up to 44,000,000 shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to March 31, 2010, we have repurchased 38,798,000 shares. Cash used to repurchase shares during the three months ended March 31, 2010 and 2009 was $57.7 million and $15.0 million, respectively. We believe that the repurchase of our common stock is a favorable investment, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2010 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our financial market risk consists primarily of foreign currency exchange risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations are in the U.S., but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany sales of products and we attempt to mitigate this risk through our hedging program described below. For the three months ended March 31, 2010, approximately 25% of our revenues were derived from products manufactured in the U.S. and sold internationally in local currencies. The functional currency of most of our subsidiaries is their local currency. For one of our subsidiaries located in the Netherlands, the functional currency is the U.S. dollar.

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction exposure. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Market gains and losses are deferred in other comprehensive income (“OCI”), net of tax, until the contract matures, which is the period when the related obligation is settled. We primarily utilize forward exchange contracts with durations of less than 24 months.

Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions.

We identify foreign currency exchange risk by regularly monitoring our transactions denominated in foreign currencies. We attempt to mitigate currency risk by hedging the majority of our cash flow on intercompany sales. Currency exposure on large purchases of foreign currency denominated products are evaluated in our hedging program and used as natural hedges to reduce the need for financial hedges.

Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the three months ended March 31, 2010. We enter into forward currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of operations. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year that are in excess of amounts previously hedged. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk. The notional amount of foreign currency contracts to hedge forecasted intercompany sales outstanding at March 31, 2010 and 2009 was $111.3 million and $118.1 million, respectively. At March 31, 2010, we had $0.6 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in OCI, which is net of $0.3 million in taxes.

We are subject to interest rate risk based on the terms of our Credit Facility to the extent that the LIBOR or the CDOR increases. Borrowings under our Credit Facility bear interest in the range from 0.375 to 0.875 percentage points above the LIBOR or the CDOR, dependent on our consolidated leverage ratio, and the interest period terms for the outstanding borrowings, which range from one to six months. As discussed below, we have entered into forward fixed interest rate swaps to mitigate interest rate risk in future periods commencing March 31, 2010. Borrowings outstanding at March 31, 2010 were $157.4 million at a weighted-average interest rate of 0.8%. On March 31, 2010, our forward fixed interest rate swaps commenced and based on amounts outstanding at March 31, 2010 for which we are not hedged, interest expense would increase $0.8 million on an annualized basis with an increase in LIBOR or CDOR of 1%.

In March 2009, we entered into two forward fixed interest rate swap agreements for an aggregate notional amount of $80 million to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Under these agreements, we have effectively fixed our interest exposure on $80 million of our outstanding borrowings for the period commencing March 31, 2010 through March 30, 2012 by converting our variable interest rate payments to fixed interest rate payments at 2% plus the Credit Spread. As this fixed rate is higher than the weighted average rate of debt outstanding during the three months ended March 31, 2010, we expect that interest expense will increase during the remainder of the year as compared to the first three months of 2010. The critical terms of the fixed interest rate swap agreements match the critical terms of the underlying borrowings, including notional amounts, underlying market indices, interest rate reset dates and maturity dates. Accordingly, we have designated these swaps as qualifying instruments to be accounted for as cash flow hedges. See Note 15 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our derivative instruments and hedging activities.

For quantitative and qualitative disclosures about market risk affecting IDEXX, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2009. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for December 31, 2009.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2010, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

The following discussion includes one revised risk factor (“Various Government Regulations and Enforcement Activities Could Limit or Delay Our Ability to Market and Sell Our Products”) that reflects developments subsequent to the discussion of that risk factor included in our most recent Annual Report on Form 10-K.

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

•	Achieving the benefits of economies of scale in our worldwide network of laboratories;

•	Increasing the value to our customers of our companion animal products and services by enhancing the integration of these products and managing the diagnostic information derived from our products;

•	Growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;

•	Developing and implementing new technology and licensing strategies; and

•	Identifying, completing and integrating acquisitions that enhance our existing businesses or create new business or geographic areas for us.

If we are unsuccessful in implementing some or all of these strategies, our rate of growth or profitability may be negatively impacted.

Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability

We currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include our VetAutoread™ hematology, VetLyte® electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; Catalyst Dx® consumables; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products, dairy testing products and LaserCyte® hematology analyzers. To mitigate risks associated with sole and single source suppliers we seek where possible to enter into long-term contracts that ensure an uninterrupted supply of products at predictable prices. However, some suppliers decline to enter into long-term contracts and we are required to purchase products on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of sole and single source products in the future, we may be unable to supply the market, which would have a material adverse effect on our results of operations.

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

Disruption in Financial and Currency Markets Could Have a Negative Effect on Our Business

Global financial markets in which we operate have experienced extreme disruption over the past few years, including, among other things, volatility in exchange rates and security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets may adversely affect the ability of customers to obtain financing for significant purchases and operations and could result in a decrease in orders for our products and services. The inability of pet owners to obtain consumer credit could lead to a decline in pet visits to the veterinarian, which could result in a decrease in diagnostic testing. Likewise, a decrease in pet visits and patient procedures could negatively impact the financial condition of the veterinary practices that are our customers, which may inhibit their ability to pay us amounts owed for products delivered or services provided. In addition, although current economic conditions have not impacted our ability to access credit markets and finance our operations, further deterioration in financial markets could adversely affect our access to capital. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Strengthening of the rate of exchange for the U.S. dollar against the Euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Australian Dollar adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured in the U.S. and exported to international markets. For the three months ended March 31, 2010, approximately 25% of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies.

Various Government Regulations and Enforcement Activities Could Limit or Delay Our Ability to Market and Sell Our Products

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

We received a subpoena from the FTC on April 15, 2010 requesting that we provide the FTC with documents and information relevant to this investigation and we intend to cooperate fully with the FTC in its investigation. We cannot predict how long any investigation might be ongoing.

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

We cannot ensure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial, and could have a material adverse effect on our results of operations. In addition, expiration of patent rights could result in substantial new competition in the markets for products previously covered by those patent rights. In June 2009, one of the U.S. patents covering our SNAP® FIV/FeLV Combo and SNAP® Feline Triple tests expired. We had licensed this broad patent exclusively from the University of California. Expiration of this patent could result in increased competition in the U.S. market for feline immunodeficiency virus tests and if this competition arises, we expect that revenues and profit margins associated with sales of our SNAP® FIV/FeLV Combo and SNAP® Feline Triple tests will likely decline.

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

Distributor Purchasing Patterns Could Negatively Affect Our Operating Results

We sell many of our products, including substantially all of the rapid assays and instrument consumables sold in the U.S., through distributors. Distributor purchasing patterns can be unpredictable and may be influenced by factors unrelated to the end-user demand for our products. In addition, our agreements with distributors may generally be terminated by the distributors for any reason on 60 days notice. Because significant product sales are made to a limited number of distributors, the unanticipated loss of a distributor or unanticipated changes in the frequency, timing or size of distributor purchases, could have a negative effect on our results of operations.

Distributors of veterinary products have entered into business combinations resulting in fewer distribution companies. Consolidation within distribution channels increases our customer concentration level, which could increase the risks described in the preceding paragraph. See the section under the heading “Part 1. Item 1 Business – Marketing and Distribution” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the three months ended March 31, 2010, 40% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies relative to the U.S. dollar, inability of our customers to obtain U.S. dollars to pay our invoices, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts and natural hedges to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating profits. Additionally, a strengthening U.S. dollar could negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

We manufacture many of our significant products, including our rapid assay devices, certain instruments, and most Water, Dairy, and PAS testing products, at a single facility in Westbrook, Maine. Therefore, interruption of operations at this facility would have a material adverse effect on our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we repurchased common shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1 to January 31, 2010	74,000	$55.54	74,000	2,219,561
February 1 to February 28, 2010	726,275	51.75	678,000	5,541,561
March 1 to March 31, 2010	339,762	54.77	339,762	5,201,799
Total	1,140,037	$52.89	1,091,762	5,201,799

Our board of directors has approved the repurchase of up to 44,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008 and February 10, 2010 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended March 31, 2010, and no repurchase plans expired during the period. Repurchases of 1,091,762 shares were made during the three months ended March 31, 2010 in transactions made pursuant to our repurchase plan.

During the three months ended March 31, 2010, we received 48,275 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may be purchased under the repurchase plan.

Item 6.  Exhibits

Exhibits

10.1*	Form of Director Stock Option Agreement, as amended pursuant to the 2009 Stock Incentive Plan.

10.2*	Form of Employee Stock Option Agreement, as amended pursuant to the 2009 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Merilee Raines
Date: April 23, 2010	Merilee Raines
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*	Form of Director Stock Option Agreement, as amended pursuant to the 2009 Stock Incentive Plan.

10.2*	Form of Employee Stock Option Agreement, as amended pursuant to the 2009 Stock Incentive Plan.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.