Form 10-Q
period 2010-06-30
IDEXX LABORATORIES INC /DE
filed 2010-07-23
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 57,705,856 on July 19, 2010.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q
Table of Contents

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$117,975	$106,728
Accounts receivable, net of reserves of $2,253 in 2010 and $2,331 in 2009	127,138	115,107
Inventories, net	122,032	110,425
Deferred income tax assets	23,433	25,188
Other current assets	19,974	18,890
Total current assets	410,552	376,338
Long-Term Assets:
Property and equipment, net	196,714	199,946
Goodwill	143,252	148,705
Intangible assets, net	57,873	63,907
Other long-term assets, net	25,344	19,631
Total long-term assets	423,183	432,189
TOTAL ASSETS	$833,735	$808,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,190	$19,133
Accrued liabilities	99,629	104,959
Line of credit	133,862	118,790
Current portion of long-term debt	838	813
Current portion of deferred revenue	13,681	12,610
Total current liabilities	271,200	256,305
Long-Term Liabilities:
Deferred income tax liabilities	17,940	18,283
Long-term debt, net of current portion	3,856	4,281
Long-term deferred revenue, net of current portion	4,740	3,813
Other long-term liabilities	11,722	11,266
Total long-term liabilities	38,258	37,643
Total liabilities	309,458	293,948

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 97,294 and 96,334 shares in 2010 and 2009, respectively	9,729	9,633
Additional paid-in capital	613,416	580,797
Deferred stock units: Outstanding: 128 and 117 units in 2010 and 2009, respectively	4,798	4,301
Retained earnings	894,475	824,256
Accumulated other comprehensive income	2,924	10,341
Treasury stock, at cost: 39,680 and 38,118 shares in 2010 and 2009, respectively	(1,001,081)	(914,759)
Total IDEXX Laboratories, Inc. stockholders’ equity	524,261	514,569
Noncontrolling interest	16	10
Total stockholders’ equity	524,277	514,579
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$833,735	$808,527

The accompanying notes are an integral part of these condensed consolidated financial statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Revenue:
Product revenue	$179,813	$176,066	$356,574	$331,961
Service revenue	101,669	89,657	193,433	170,217
Total revenue	281,482	265,723	550,007	502,178
Cost of Revenue:
Cost of product revenue	72,063	71,304	140,697	130,571
Cost of service revenue	60,135	55,979	117,665	108,734
Total cost of revenue	132,198	127,283	258,362	239,305
Gross profit	149,284	138,440	291,645	262,873

Expenses:
Sales and marketing	44,167	41,876	88,583	82,861
General and administrative	33,076	30,794	65,884	59,862
Research and development	17,206	16,594	33,915	32,533
Income from operations	54,835	49,176	103,263	87,617
Interest expense	(689)	(459)	(1,054)	(1,099)
Interest income	138	56	191	300
Income before provision for income taxes	54,284	48,773	102,400	86,818
Provision for income taxes	17,087	15,106	32,175	27,080
Net income	37,197	33,667	70,225	59,738
Less: Net income attributable to noncontrolling interest	4	-	6	-
Net income attributable to IDEXX Laboratories, Inc. stockholders	$37,193	$33,667	$70,219	$59,738

Earnings per Share:
Basic	$0.64	$0.57	$1.21	$1.01
Diluted	$0.62	$0.55	$1.17	$0.98
Weighted Average Shares Outstanding:
Basic	57,747	58,911	57,890	59,041
Diluted	59,646	60,697	59,875	60,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities:
Net income	$70,225	$59,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,632	24,712
Loss on disposal of property and equipment	1,442	2,177
Increase (decrease) in deferred compensation liability	(71)	159
Write-down of marketable securities	-	150
Provision for uncollectible accounts	596	654
Provision for (benefit of) deferred income taxes	(112)	1,239
Share-based compensation expense	6,602	5,941
Tax benefit from exercises of stock options and vesting of restricted stock units	(9,372)	(1,355)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,544)	(7,101)
Inventories	(12,977)	(6,876)
Other assets	(1,634)	(2,768)
Accounts payable	4,308	(1,684)
Accrued liabilities	7,432	(3,423)
Deferred revenue	2,558	(682)
Net cash provided by operating activities	75,085	70,881
Cash Flows from Investing Activities:
Purchases of property and equipment	(17,437)	(21,360)
Proceeds from disposition of pharmaceutical product lines	-	1,377
Proceeds from sale of property and equipment	64	1,076
Acquisitions of intangible assets	(144)	-
Net cash used by investing activities	(17,517)	(18,907)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	15,099	3,782
Payment of other notes payable	(400)	(436)
Purchase of treasury stock	(83,724)	(39,725)
Proceeds from exercises of stock options and employee stock purchase plans	16,446	6,888
Tax benefit from exercises of stock options and vesting of restricted stock units	9,372	1,355
Net cash used by financing activities	(43,207)	(28,136)
Net effect of changes in exchange rates on cash	(3,114)	1,038
Net increase in cash and cash equivalents	11,247	24,876
Cash and cash equivalents at beginning of period	106,728	78,868
Cash and cash equivalents at end of period	$117,975	$103,744

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

NOTE 2.        ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2010 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the adoption of new accounting standards during the six months ended June 30, 2010 as discussed below.

Recent Accounting Pronouncements

On January 1, 2010, we adopted amendments to authoritative literature that modifies the revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on relative selling price of the elements. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. The authoritative literature permits prospective or retrospective adoption, and we elected prospective adoption. The adoption of these amendments did not have a significant impact on our financial position, results of operations, or cash flows for the six months ended June 30, 2010, nor do we anticipate a significant impact for the year ended December 31, 2010.

On January 1, 2010, we adopted amendments to authoritative literature that modifies the revenue recognition guidance for the sale of tangible products that contain software that is more than incidental to the functionality of the product as a whole. More specifically, the revised accounting guidance indicates that when a product has tangible and software components that function together to deliver the essential functionality of the product as a whole, that product should be excluded from the scope of software revenue accounting guidance, as opposed to the previous accounting guidance where such an instrument would be subject to the rules detailed in the software revenue guidance. The authoritative literature permits prospective or retrospective adoption, and we elected prospective adoption. Certain sales of our instruments are subject to these amendments. However, the adoption of these amendments did not have a significant impact on our financial position, results of operations, or cash flows for the six months ended June 30, 2010, nor do we anticipate a significant impact for the year ended December 31, 2010.

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

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of the instruments from the IDEXX VetLab® suite of analyzers or digital radiography systems, combined with one or more of the following products: EMAs; consumables; laboratory diagnostic and consulting services; and practice management software. Practice management software is frequently sold with postcontract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Delivery of our IDEXX VetLab® instruments, digital radiography systems, and practice management software generally occurs at the onset of the arrangement. EMAs, consumables, and laboratory diagnostic and consulting services generally are delivered over a period of one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

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

When arrangements within the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on relative fair value when VSOE exists for all elements or residual fair value when there is VSOE for the undelivered elements but no such evidence for the delivered elements. When allocating revenue based on residual fair value, the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. Revenue is recognized on any delivered elements when the four criteria for revenue recognition have been met for each element. If VSOE does not exist for the allocation of revenue to the various elements of the arrangement, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered. We generally determine fair value based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements.

Customer programs. We record estimated reductions to revenue in connection with customer marketing programs and incentive offerings that may give customers rebates or award points, or provide other incentives. Award points granted under our IDEXX Points programs may be applied to trade receivables owed to us and/or toward future purchases of our products or services. We establish accruals for estimated revenue reductions attributable to customer programs and incentive offerings for each program. Revenue reductions are recorded quarterly based on issuance of credits, points earned but not yet issued, and estimates of credits and points to be earned in the future based on current revenue. As points are redeemed we recognize the benefit of points expected to expire, or breakage, using historical forfeiture rates. On November 30 of each year, unused points granted before January 1 of the prior year expire and any variance from the breakage estimate is accounted for as a change in estimate.

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

NOTE 3.        SHARE-BASED COMPENSATION

The following is a summary of the fair value of options, restricted stock units, deferred stock units with vesting conditions and employee stock purchase rights awarded, and share-based compensation expense incurred, during the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Fair value of share-based compensation awards	$354	$116	$15,355	$15,255

Share-based compensation expense	3,168	2,944	6,512	5,806

The total unrecognized compensation expense for unvested awards outstanding at June 30, 2010 was $32.4 million, net of approximately $2.6 million related to estimated forfeitures. The weighted average remaining expense recognition period at June 30, 2010 was approximately 2.1 years.

Options

We determine the assumptions used in the valuation of option awards as of the date of grant. Differences in the stock price volatility, terms of options granted to different segments of recipients, or risk-free interest rates may necessitate distinct valuation assumptions at those grant dates. As such, we may use different assumptions for options granted throughout the year. Option awards are granted with an exercise price equal to not less than the closing market price of our common stock at the date of grant. We have never paid any cash dividends on our common stock and we have no present intention to pay a dividend; therefore, we assume that no dividends will be paid over the expected terms of option awards. The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Six Months Ended June 30,
	2010	2009

Expected stock price volatility	31%	30%
Expected term, in years	4.9	4.8
Risk-free interest rate	2.3%	1.6%

Weighted average fair value of options granted	$16.56	$9.97

NOTE 4.        INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2010	2009

Raw materials	$29,999	$28,426
Work-in-process	14,706	17,761
Finished goods	77,327	64,238
	$122,032	$110,425

NOTE 5.        GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in goodwill and intangible assets other than goodwill during the six months ended June 30, 2010 resulted primarily from changes in foreign currency exchange rates and, to a lesser extent, continued amortization of our intangible asset base.

NOTE 6.        ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2010	December 31, 2009

Accrued expenses	$31,548	$33,094
Accrued employee compensation and related expenses	40,864	44,497
Accrued taxes	5,082	9,980
Accrued customer programs	22,135	17,388
	$99,629	$104,959

NOTE 7.        WARRANTY RESERVES

We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. As we develop and sell new instruments, our provision for warranty expense increases. Cost of product revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customers’ environments and costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data and projections of future costs, revisions to our estimated warranty liability would be required.

The following is a summary of changes in accrued warranty reserves during the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Balance, beginning of period	$2,614	$3,106	$3,086	$2,837
Provision for warranty expense	1,020	1,328	1,941	2,317
Change in estimate	(90)	(425)	(570)	(420)
Settlement of warranty liability	(947)	(910)	(1,860)	(1,635)
Balance, end of period	$2,597	$3,099	$2,597	$3,099

NOTE 8.        TREASURY STOCK

We primarily acquire shares by means of repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, the vesting of restricted stock units and the settlement of deferred stock units, and in payment for the exercise price of stock options.

The following is a summary of our treasury stock purchases and other receipts for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Shares acquired	422	593	1,562	1,092
Total cost of shares acquired	$26,020	$24,758	$86,322	$40,816
Average cost per share	$61.66	$41.72	$55.26	$37.37

NOTE 9.        INCOME TAXES

The following is a summary of our effective income tax rates for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Effective income tax rate	31.5%	31.0%	31.4%	31.2%

The increases in our effective income tax rate for the three and six months ended June 30, 2010 compared to the same periods of the prior year were due primarily to the expiration of federal research and development tax incentives that were available during the three and six months ended June 30, 2009, partly offset by tax benefits related to U.S. manufacturing activities that were fully phased in effective January 1, 2010.

NOTE 10.      COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$37,197	$33,667	$70,225	$59,738
Less: Net income attributable to noncontrolling interest	4	-	6	-
Net income attributable to IDEXX Laboratories, Inc. stockholders	37,193	33,667	70,219	59,738
Other comprehensive income (loss) attributable to IDEXX Laboratories, Inc. stockholders:
Foreign currency translation adjustments	(7,339)	14,063	(12,887)	6,971
Change in fair value of foreign currency contracts classified as hedges, net of tax	4,020	(7,170)	6,295	(8,457)
Change in fair value of interest rate swaps classified as hedges, net of tax	(191)	549	(773)	335
Change in fair market value of investments, net of tax	(109)	305	(52)	242
Comprehensive income attributable to IDEXX Laboratories, Inc. stockholders	$33,574	$41,414	$62,802	$58,829

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	57,619	58,797	57,765	58,930
Weighted average vested deferred stock units outstanding	128	114	125	111
	57,747	58,911	57,890	59,041

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	57,747	58,911	57,890	59,041
Dilutive effect of options issued	1,764	1,711	1,801	1,569
Dilutive effect of restricted stock units issued	134	67	182	71
Dilutive effect of unvested deferred stock units issued	1	8	2	7
	59,646	60,697	59,875	60,688

Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent.

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Weighted average number of shares underlying anti-dilutive options	547	1,442	624	1,526

Weighted average exercise price per underlying share of anti-dilutive options	$54.19	$44.18	$55.11	$44.00

Weighted average number of shares underlying anti-dilutive restricted stock units	-	127	-	17

The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	June 30,
	2010	2009

Closing price per share of our common stock	$60.90	$46.20

Number of shares underlying options with exercise prices below the closing price	4,378	4,714
Number of shares underlying options with exercise prices equal to or above the closing price	4	571
Total number of shares underlying outstanding options	4,382	5,285

NOTE 12.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

Significant commitments, contingencies and guarantees at June 30, 2010 are consistent with those discussed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 13.      SEGMENT REPORTING

During the second quarter of 2010, we changed the name of our Production Animal Segment to Livestock and Poultry Diagnostics (“LPD”). The primary reason for this change was to provide a name that more accurately reflects the products and services and customer groups to which this segment caters.

The accounting policies of the segments are consistent with those discussed in Notes 1 and 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Intersegment revenues, which are not included in the table below, were not significant for the three and six months ended June 30, 2010 and 2009.

The following is a summary of segment performance for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2010
Revenue	$232,320	$19,448	$19,160	$10,554	$-	$281,482

Income (loss) from operations	$44,879	$7,917	$4,188	$202	$(2,351)	$54,835
Interest expense, net						551
Income before provision for income taxes						54,284
Provision for income taxes						17,087
Net income						37,197
Net income attributable to noncontrolling interest						4
Net income attributable to IDEXX Laboratories, Inc. stockholders						$37,193

2009
Revenue	$217,289	$19,165	$19,639	$9,630	$-	$265,723

Income (loss) from operations	$39,912	$8,608	$5,108	$(30)	$(4,422)	$49,176
Interest expense, net						403
Income before provision for income taxes						48,773
Provision for income taxes						15,106
Net income						33,667
Net income attributable to noncontrolling interest						-
Net income attributable to IDEXX Laboratories, Inc. stockholders						$33,667

	For the Six Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2010
Revenue	$453,737	$37,312	$39,101	$19,857	$-	$550,007

Income (loss) from operations	$84,646	$15,040	$8,922	$462	$(5,807)	$103,263
Interest expense, net						863
Income before provision for income taxes						102,400
Provision for income taxes						32,175
Net income						70,225
Net income attributable to noncontrolling interest						6
Net income attributable to IDEXX Laboratories, Inc. stockholders						$70,219

2009
Revenue	$410,981	$35,016	$37,905	$18,276	$-	$502,178

Income (loss) from operations	$68,991	$15,920	$10,058	$99	$(7,451)	$87,617
Interest expense, net						799
Income before provision for income taxes						86,818
Provision for income taxes						27,080
Net income						59,738
Net income attributable to noncontrolling interest						-
Net income attributable to IDEXX Laboratories, Inc. stockholders						$59,738

The following is a summary of revenue by product and service category for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
CAG segment revenue:
Instruments and consumables	$86,455	$83,732	$169,837	$155,967
Rapid assay products	40,481	41,567	79,924	79,244
Laboratory diagnostic and consulting services	86,048	77,876	165,888	146,568
Practice information systems and digital radiography	19,336	14,114	38,088	29,148
Pharmaceutical products	-	-	-	54
CAG segment revenue	232,320	217,289	453,737	410,981

Water segment revenue	19,448	19,165	37,312	35,016
LPD segment revenue	19,160	19,639	39,101	37,905
Other segment revenue	10,554	9,630	19,857	18,276

Total revenue	$281,482	$265,723	$550,007	$502,178

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Foreign currency exchange contracts classified as derivative instruments are valued based on the present value of the forward rate less the contract rate multiplied by the notional amount. Interest rate swaps classified as derivative instruments are valued utilizing a discounted cash flow analysis based on the terms of the contract and the interest rate curve.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At June 30, 2010 and December 31, 2009, we had no Level 3 assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the six months ended June 30, 2010 or during the year ended December 31, 2009. We did not have any transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2010.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at June 30, 2010 and at December 31, 2009 by level within the fair value hierarchy (in thousands):

As of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010

Assets
Money market funds(1)	$32,027	$-	$-	$32,027
Equity mutual funds(2)	1,823	-	-	1,823
Foreign currency exchange contracts(3)	-	4,903	-	4,903
Liabilities
Deferred compensation(4)	1,823	-	-	1,823
Interest rate swaps(5)	-	1,817	-	1,817

As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009

Assets
Money market funds(1)	$47,021	$-	$-	$47,021
Equity mutual funds(2)	1,891	-	-	1,891
Liabilities
Foreign currency exchange contracts(3)	-	4,221	-	4,221
Deferred compensation(4)	1,891	-	-	1,891
Interest rate swaps(5)	-	595	-	595

(1)	Money market funds are included within Cash and cash equivalents.
(2)
Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within Other long-term assets, net. See footnote 4 below for a discussion of the related deferred compensation liability.

(3)	Foreign currency exchange contracts are included within Other current assets and Other long-term assets, net as of June 30, 2010 and within Accrued liabilities as of December 31, 2009.
(4)
Deferred compensation plans are included within Other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in footnote 2 above.

(5)	Interest rate swaps are included within Accrued liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, investments, accounts receivable, accounts payable, lines of credit, and notes payable approximate carrying value due to their short maturity. The estimated fair value of long-term debt approximates the carrying value based on current market prices for similar debt issues with similar remaining maturities.

Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents, investments and accounts receivable. To mitigate such risk, we place our cash and cash equivalents and investments in highly-rated financial institutions and money market funds invested in government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our customers and closely monitor the amounts they owe us and, as a consequence, we believe that our accounts receivable credit risk exposure is limited. We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers in any particular industry or geographic area.

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

Cash Flow Hedges

We have designated our forward currency exchange contracts and variable-to-fixed interest rate swaps as cash flow hedges. For derivative instruments that are designated as hedges, changes in the fair value of the derivative are recognized in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We de-designate derivative instruments from hedge accounting when the probability of the hedged transaction occurring becomes less than probable, but remains reasonably possible. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in OCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We did not de-designate any instruments from hedge accounting treatment during the three and six months ended June 30, 2010. The loss recognized in earnings related to de-designated instruments during the three and six months ended June 30, 2009 was less than $0.1 million. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value of the hedged item. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2010 and 2009 were not material. At June 30, 2010, the estimated net amount of gains that are expected to be reclassified out of accumulated OCI and into earnings within the next 12 months is $2.5 million if exchange rates do not fluctuate from the levels at June 30, 2010.

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

Under our current credit facility agreement, the applicable interest rates on our unsecured short-term revolving credit facility (“Credit Facility”) generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our consolidated leverage ratio. In March 2009, we entered into two forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Under these agreements, beginning on March 31, 2010 the variable interest rate associated with $80 million of borrowings outstanding under the Credit Facility became effectively fixed at 2% plus the Credit Spread through March 30, 2012. The critical terms of the interest rate swap agreements match the critical terms of the underlying borrowings, including notional amounts, underlying market indices, interest rate reset dates and maturity dates.

The notional amount of foreign currency exchange contracts to hedge forecasted intercompany sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	June 30,	December 31,	June 30,
	2010	2009	2009

Euro	$46,988	$53,091	$40,922
British Pound	22,546	19,238	20,200
Canadian Dollar	20,096	18,849	21,515
Australian Dollar	6,620	7,086	5,676
Japanese Yen	10,169	9,795	6,799
	$106,419	$108,059	$95,112

Currency Purchased	U.S. Dollar Equivalent
	June 30,	December 31,	June 30,
	2010	2009	2009

Swiss Franc	$9,754	$8,808	$6,391

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	June 30,	December 31,	June 30,
	2010	2009	2009

Interest rate swap	$80,000	$80,000	$80,000

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

	Asset Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$3,575	Other current assets	$-
Foreign currency exchange contracts	Other long-term assets, net	1,328	Other long-term assets, net	-
		$4,903		$-

	Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Accrued expenses	$-	Accrued expenses	$4,221
Interest rate swaps	Accrued expenses	1,817	Accrued expenses	595
Total derivative instruments		$1,817		$4,816

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheet for the three and six months ended June 30, 2010 and 2009 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative instruments	2010	2009	2010	2009

Foreign exchange contracts, net of tax	$4,020	$(7,170)	$6,295	$(8,457)
Interest rate swaps, net of tax	(191)	549	(773)	335
Total loss, net of tax	$3,829	$(6,621)	$5,522	$(8,122)

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 consisted of the following (in thousands):

	Classification of	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Gain (Loss)	For the Three Months Ended		For the Six Months Ended
	Reclassified from	June 30,		June 30,
	OCI into Income
Derivative instruments	(Effective Portion)	2010	2009	2010	2009

Foreign exchange contracts	Cost of revenue	$846	$2,134	$435	$6,952

The effect of derivative instruments that have been de-designated from cash flow hedge treatment on the condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 consisted of the following (in thousands):

		Gain (Loss) Recognized in Income Related to De-designated Cash Flow Hedges
	Classification of	For the Three Months Ended		For the Six Months Ended
	Gain (Loss)	June 30,		June 30,
	Reclassified from
De-designated derivative instruments	OCI into Income	2010	2009	2010	2009

Foreign exchange contracts	General and administrative expense	$-	$(42)	$-	$(42)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance, the effect of economic downturns on our business performance, demand for our products, realizability of assets, future cash flow and uses of cash, future repurchases of common stock, future levels of indebtedness and capital spending, warranty expense, share-based compensation expense, and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. The risks and uncertainties discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

■ Business Overview and Trends

Operating segments. We operate primarily through three business segments: diagnostic and information technology products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). During the second quarter of 2010, we changed the name of our Production Animal Segment to LPD. We also operate two smaller operating segments that comprise products for dairy quality (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about the Dairy and OPTI Medical operating segments and other licensing arrangements are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for financial information about our segments and the section entitled “Description of Business by Segment” under the heading “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional description of our segments.

CAG develops, designs, manufactures and distributes products and performs services for veterinarians, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes products to detect contaminants in water. LPD develops, designs, manufactures and distributes products to detect disease in livestock and poultry. Dairy develops, designs, manufactures and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market and also manufactures our VetStat® electrolyte and blood gas analyzer and electrolyte consumables used with our Catalyst Dx® analyzer sold in the veterinary market.

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

Use of Distributors. Because the instrument consumables and rapid assay products in our CAG segment are sold in the U.S. and certain other geographies by distributors, distributor purchasing dynamics have an impact on our reported sales of these products. Distributors purchase products from us and sell them to veterinary practices, who are the end users. Distributor purchasing dynamics may be affected by many factors and may be unrelated to underlying end-user demand for our products. As a result, fluctuations in distributors’ inventories may cause reported results in a period not to be representative of underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue.

Where growth rates are affected by changes in end-user demand, we refer to the impact of practice-level sales on growth. Where growth rates are affected by distributor purchasing dynamics, we refer to the impact of changes in distributors’ inventories. If during the current year, distributors’ inventories grew by less than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories have a negative impact on our reported sales growth in the current period. Conversely, if during the current year, distributors’ inventories grew by more than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories have a positive impact on our reported sales growth in the current period.

At the end of a quarter, we believe that our U.S. CAG distributors typically hold inventory equivalent to approximately three to four weeks of our anticipated end-user demand for instrument consumables and rapid assay products.

Currency Impact. For the three and six months ended June 30, 2010, approximately 25% of our revenue is derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our international revenues and on profits of products manufactured in the U.S. and sold internationally, with a weakening of the U.S. dollar having the opposite effect. In addition, to the extent that the U.S. dollar is stronger in future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

During the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, the U.S. dollar strengthened against the Euro significantly, causing our European revenues to be negatively impacted. This impact was offset by the weakening of the U.S. dollar against the Canadian dollar and Australian dollar. Because of these offsetting changes, on a company-wide basis we experienced no significant impact from changes in foreign currency exchange rates on revenue during the three months ended June 30, 2010 as compared to the same period of the prior year. However, our individual operating segments did experience impacts to revenue from changes in foreign currency exchange rates between these two periods. Our LPD segment, where the largest portion of sales outside of the U.S. are generated in Europe, experienced significant decreases in revenue due to the changing value of the Euro against the U.S. dollar. These negative impacts were offset by our CAG and Water segments, where proportionally higher sales outside of the U.S. are generated in Canada and Australia as compared to Europe.

Effect of Economic Conditions. Demand for our CAG products and services is affected by consumer sentiment, as many pet owners may regard spending on pet healthcare to be at least partially discretionary. Therefore, we believe that the continuing weak economy has caused patient visits to U.S. and European veterinary clinics for routine screening, preventive care and elective procedures to remain depressed, which has negatively affected the growth rate of sales of rapid assay tests, instrument consumables, and laboratory diagnostic and consulting services in our CAG segment. In addition, we believe that the rate of growth of sales of our instruments, which are larger capital purchases for veterinarians, has been negatively affected by continued caution among veterinarians regarding economic prospects. Weaker economic conditions have also caused our customers to remain sensitive to the pricing of our products and services, resulting in lower growth from price increases for certain products over the course of the first six months of 2010 relative to the comparable period for the prior year.

Beyond our companion animal business, we are also seeing the weak economy impact certain customer groups in our Water and LPD businesses. Lower water testing volumes in the non-regulated segments of the business have been driven by a decline in new home construction and reduced consumer willingness to spend on certain luxury items, such as vacation cruises. Lower LPD testing volumes have been driven by a reduction in non-regulated producer and laboratory testing, as a measure to reduce operating costs, and by a reduction in testing associated with some government mandated eradication programs, due to lower government funding.

While we expect these trends to continue in the near term, we believe the fundamental drivers of demand in the markets we serve will remain intact and that growth rates will improve as major world economies stabilize and improve.

■ Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2010 are consistent with those discussed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, except as discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

■ Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue

Total Company. The following table presents revenue by operating segment:

For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2010	2009	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Percentage Change Net of Acquisitions/ Divestitures and Currency Effect

CAG	$232,320	$217,289	$15,031	6.9%	0.3%	0.7%	5.9%
Water	19,448	19,165	283	1.5%	0.3%	-	1.2%
LPD	19,160	19,639	(479)	(2.4)%	(2.8)%	-	0.4%
Other	10,554	9,630	924	9.6%	(0.4)%	-	10.0%
Total	$281,482	$265,723	$15,759	5.9%	0.0%	0.6%	5.3%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the three months ended June 30, 2010 and the same period of the prior year applied against foreign currency denominated revenues for the three months ended June 30, 2010.

(2)
Represents the percentage change in revenue during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to March 31, 2009.

The following revenue analysis and discussion focuses on organic revenue, which reflects the results of operations net of the impact of changes in foreign currency exchange rates on sales outside the U.S. and net of incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to March 31, 2009.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2010	2009	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Percentage Change Net of Acquisitions/ Divestitures and Currency Effect

Instruments and consumables	$86,455	$83,732	$2,723	3.3%	(0.6)%	-	3.9%
Rapid assay products	40,481	41,567	(1,086)	(2.6)%	0.4%	-	(3.0)%
Laboratory diagnostic and consulting services	86,048	77,876	8,172	10.5%	0.9%	1.8%	7.8%
Practice information management systems and digital radiography	19,336	14,114	5,222	37.0%	1.5%	1.0%	34.5%
Net CAG revenue	$232,320	$217,289	$15,031	6.9%	0.3%	0.7%	5.9%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the three months ended June 30, 2010 and the same period of the prior year applied against foreign currency denominated revenues for the three months ended June 30, 2010.

(2)
Represents the percentage change in revenue during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to March 31, 2009.

The increase in instruments and consumables revenue was due to higher sales volumes, partly offset by lower average unit sales prices. Higher sales volumes were driven primarily by sales of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® instrument as certain customers have replaced VetTest® instruments with Catalyst Dx® instruments. Higher sales volumes were also attributable to sales of our Catalyst Dx® Analyzer and our IDEXX VetLab® Station. Instrument service and accessories revenue also contributed to revenue growth as our active installed base of instruments continued to increase. These favorable impacts were partly offset by lower average unit sales prices resulting from economic and competitive conditions. The impact from changes in distributors’ inventory levels was not significant to reported instruments and consumables revenue.

The decrease in rapid assay revenue was due in part to lower average unit sales prices for our canine heartworm-only SNAP® tests resulting from competitive conditions. The decrease in rapid assay revenue was also attributable to the unfavorable impact from changes in distributors’ inventory levels, which resulted in a decrease in reported rapid assay revenue growth of 2%.

The increase in laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volume and, to a lesser extent, price increases. Higher testing volume was driven by the acquisition of new customers.

The increase in practice information management systems and digital radiography revenue resulted primarily from higher sales volumes of companion animal radiography systems as this market is in the early stages of transition from older film-based systems to digital as the standard of care. An increase in service and support revenue also contributed to revenue growth.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volume. This favorable impact was partly offset by higher relative sales of Colilert® products in geographies where products are sold at lower average unit sales prices.

Livestock and Poultry Diagnostics. The slight increase in LPD revenue resulted from higher sales volumes of certain bovine tests, substantially offset by lower average unit sales prices for certain bovine tests resulting from competitive conditions and lower sales volumes of certain swine tests.

Other. The increase in Other revenue was primarily attributable to higher sales volumes of out-licensed products, higher sales volumes of our Dairy SNAP® Beta Lactam test used for the detection of penicillin, and higher sales volumes of consumables used with our OPTI Medical instruments.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Three Months Ended June 30,
Gross Profit (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$119,632	51.5%	$108,334	49.9%	$11,298	10.4%
Water	12,229	62.9%	12,554	65.5%	(325)	(2.6)%
LPD	13,105	68.4%	13,299	67.7%	(194)	(1.5)%
Other	4,248	40.3%	4,193	43.5%	55	1.3%
Unallocated amounts	70	N/A	60	N/A	10	16.7%
Total Company	$149,284	53.0%	$138,440	52.1%	$10,844	7.8%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 52% from 50%. The increase in gross profit percentage was primarily attributable to reduced overall manufacturing costs associated with our IDEXX VetLab® instruments and lower depreciation on instruments placed at customer sites under usage agreements, as we have reduced this type of placement activity and an increasing number of prior placements have become fully depreciated and transferred to the lessee. The gross profit percentage was also favorably impacted by lower costs of service and higher selling prices in our laboratory diagnostic and consulting services business. These favorable impacts were partly offset by lower average unit sales prices of instruments and consumables and SNAP® tests and the net unfavorable impact of changes in foreign currency exchange rates, which was due primarily to lower hedging gains.

Water. Gross profit for Water decreased as higher sales were offset by a decrease in the gross profit percentage to 63% from 66%. The decrease in the gross profit percentage was due to higher overall manufacturing costs, the net unfavorable impact of changes in foreign currency exchange rates, due primarily to lower hedging gains, and lower average unit sales prices. These unfavorable impacts were partly offset by higher relative sales of higher margin Colilert® products. The gross profit percentage of 63% is relatively consistent with full year 2008 and 2009 results.

Livestock and Poultry Diagnostics. Gross profit for LPD decreased as lower sales were partly offset by a slight increase in the gross profit percentage. The slight increase in the gross profit percentage was due to lower overall manufacturing costs and higher relative sales of higher margin products, partly offset by lower average unit sales prices and the net unfavorable impact of changes in foreign currency exchange rates. The net unfavorable impact of changes in foreign currency exchange rates was due primarily to the unfavorable impact of the strengthening of the U.S. dollar against the Euro, as LPD sales outside of the U.S. are primarily denominated in Euros.

Other. Gross profit for Other operating units increased due to higher sales, partly offset by a decrease in the gross profit percentage. The decrease in the gross profit percentage was attributable to an increase in overall manufacturing costs in our OPTI Medical business and lower average unit sales prices in our Dairy business.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended June 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$74,753	32.2%	$68,422	31.5%	$6,331	9.3%
Water	4,312	22.2%	3,946	20.6%	366	9.3%
LPD	8,917	46.5%	8,191	41.7%	726	8.9%
Other	4,046	38.3%	4,223	43.9%	(177)	(4.2)%
Unallocated amounts	2,421	N/A	4,482	N/A	(2,061)	(46.0)%
Total Company	$94,449	33.6%	$89,264	33.6%	$5,185	5.8%

Operating Income (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$44,879	19.3%	$39,912	18.4%	$4,967	12.4%
Water	7,917	40.7%	8,608	44.9%	(691)	(8.0)%
LPD	4,188	21.9%	5,108	26.0%	(920)	(18.0)%
Other	202	1.9%	(30)	(0.3)%	232	774.7%
Unallocated amounts	(2,351)	N/A	(4,422)	N/A	2,071	46.8%
Total Company	$54,835	19.5%	$49,176	18.5%	$5,659	11.5%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Three Months Ended June 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$37,076	16.0%	$35,371	16.3%	$1,705	4.8%
General and administrative	26,497	11.4%	22,609	10.4%	3,888	17.2%
Research and development	11,180	4.8%	10,442	4.8%	738	7.1%
Total operating expenses	$74,753	32.2%	$68,422	31.5%	$6,331	9.3%

The increase in sales and marketing expense resulted primarily from the addition of headcount and increased personnel-related costs. The increase in general and administrative expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates, higher headcount and increased compensation and benefits, and an increase in costs attributable to information technology investments. The increase in research and development expense resulted primarily from additional headcount and increased personnel-related costs.

Water. The following table presents Water expenses by functional area:

For the Three Months Ended June 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$1,991	10.2%	$1,869	9.8%	$122	6.5%
General and administrative	1,717	8.8%	1,402	7.3%	315	22.5%
Research and development	604	3.1%	675	3.5%	(71)	(10.5)%
Total operating expenses	$4,312	22.2%	$3,946	20.6%	$366	9.3%

The increase in sales and marketing expense resulted from higher headcount and personnel-related costs, partly offset by lower spending on consultants and market research. The increase in general and administrative expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates and an increase in costs attributable to information technology investments. The decrease in research and development expense resulted primarily from a reduction in personnel-related costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

For the Three Months Ended June 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$3,430	17.9%	$3,112	15.8%	$318	10.2%
General and administrative	3,264	17.0%	2,924	14.9%	340	11.6%
Research and development	2,223	11.6%	2,155	11.0%	68	3.2%
Total operating expenses	$8,917	46.5%	$8,191	41.7%	$726	8.9%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs and higher marketing headcount. The increase in general and administrative expense resulted from higher personnel-related costs, the unfavorable impact of changes in foreign currency exchange rates, and an increase in costs attributable to information technology investments. These increases were partly offset by a decrease in headcount. The increase in research and development expense resulted primarily from an increase in personnel-related costs.

Other. Operating expenses for Other operating units decreased $0.2 million to $4.0 million for the three months ended June 30, 2010 due primarily to a decrease in deferred compensation expense associated with an employee plan assumed in our acquisition of OPTI Medical, due to changes in the market value of the underlying investments of the plan, and a decrease in professional fees. These decreases were partly offset by an increase in headcount and personnel-related costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $2.0 million to $2.4 million for the three months ended June 30, 2010 due primarily to the write-off in 2009 of software to manage the various aspects of product development and product lifecycles.

Interest Income and Interest Expense

Interest income was $0.1 million for the three months ended June 30, 2010 and 2009.

Interest expense was $0.7 million for the three months ended June 30, 2010, compared to $0.5 million for the same period in 2009. In March 2009, we entered into two forward fixed interest rate swap agreements for an aggregate notional amount of $80 million to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our unsecured short-term revolving credit facility (“Credit Facility”). Under these agreements, we effectively fixed our interest exposure on $80 million of our outstanding borrowings for the period commencing March 31, 2010 through March 30, 2012 by converting our variable interest rate payments to fixed interest rate payments at 2% plus applicable interest rates on funds borrowed under the Credit Facility. The increase in interest expense during the three months ended June 30, 2010 compared to the same period of the prior year was due to higher effective interest rates on outstanding debt balances due to the commencement of these interest rate swap agreements. As the fixed rate under the interest rate swap agreements is higher than the weighted average interest rate of debt outstanding during 2009, we expect that interest expense may continue to increase during the remainder of 2010 as compared to 2009.

Provision for Income Taxes

Our effective income tax rates were 31.5% and 31.0% for the three months ended June 30, 2010 and 2009, respectively. The increase in our effective income tax rate for the three months ended June 30, 2010 compared to the same period of the prior year was due primarily to the expiration of federal research and development tax incentives that were available during the three months ended June 30, 2009, partly offset by tax benefits related to U.S. manufacturing activities that were fully phased in effective January 1, 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue

Total Company. The following table presents revenue by operating segment:

For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2010	2009	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Percentage Change Net of Acquisitions/ Divestitures and Currency Effect

CAG	$453,737	$410,981	$42,756	10.4%	1.8%	0.8%	7.8%
Water	37,312	35,016	2,296	6.6%	2.3%	-	4.3%
LPD	39,101	37,905	1,196	3.2%	0.8%	-	2.4%
Other	19,857	18,276	1,581	8.7%	0.6%	-	8.1%
Total	$550,007	$502,178	$47,829	9.5%	1.7%	0.6%	7.2%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change resulting from the difference between the average exchange rates during the six months ended June 30, 2010 and the same period of the prior year applied against foreign currency denominated revenues for the six months ended June 30, 2010.

(2)
Represents the percentage change in revenue during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2008.

The following revenue analysis and discussion focuses on organic revenue, which reflects the results of operations net of the impact of changes in foreign currency exchange rates on sales outside the U.S. and net of incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2008.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2010	2009	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Percentage Change Net of Acquisitions/ Divestitures and Currency Effect

Instruments and consumables	$169,837	$155,967	$13,870	8.9%	1.4%	-	7.5%
Rapid assay products	79,924	79,244	680	0.9%	0.9%	-	0.0%
Laboratory diagnostic and consulting services	165,888	146,568	19,320	13.2%	2.9%	1.9%	8.4%
Practice information management systems and digital radiography	38,088	29,148	8,940	30.7%	1.8%	0.8%	28.1%
Pharmaceutical products	-	54	(54)	(100.0)%	-	(100.0)%	-
Net CAG revenue	$453,737	$410,981	$42,756	10.4%	1.8%	0.8%	7.8%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change resulting from the difference between the average exchange rates during the six months ended June 30, 2010 and the same period of the prior year applied against foreign currency denominated revenues for the six months ended June 30, 2010.

(2)
Represents the percentage change in revenue during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2008.

The increase in instruments and consumables revenue was due to higher sales volumes, partly offset by lower average unit sales prices. Higher sales volumes were driven primarily by sales of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® instrument as certain customers have replaced VetTest® instruments with Catalyst Dx® instruments. The impact from changes in distributors’ inventory levels increased reported instruments and consumables revenue growth by 2%. Higher sales volumes were also attributable to sales of our Catalyst Dx® analyzer and our IDEXX VetLab® Station. Instrument service and accessories revenue also contributed to revenue growth as our active installed base of instruments continued to increase. These favorable impacts were partly offset by lower average unit sales prices resulting from economic and competitive conditions.

Rapid assay revenue remained steady as lower U.S. practice-level sales were offset by the favorable impact from changes in distributors’ inventory levels, which increased reported rapid assay revenue growth by 3%. The decrease in practice-level sales was due primarily to lower sales volumes of canine heartworm and combination tests and, to a lesser extent, lower sales volumes of feline combination test products.

The increase in laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volume and, to a lesser extent, price increases. Higher testing volume was driven by the acquisition of new customers.

The increase in practice information management systems and digital radiography revenue resulted primarily from higher sales volumes of companion animal radiography systems as this market is in the early stages of transition from older film-based systems to digital as the standard of care. An increase in service and support revenue also contributed to revenue growth.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volume. This favorable impact was partly offset by higher relative sales in geographies where products are sold at lower average unit sales prices.

Livestock and Poultry Diagnostics. The increase in LPD revenue resulted primarily from higher sales volumes of certain bovine tests. This favorable impact was partly offset by lower average unit sales prices for certain bovine tests resulting from competitive conditions and lower sales volumes of certain swine tests.

Other. The increase in Other revenue was primarily attributable to higher sales volumes of consumables used with our OPTI Medical instruments, higher sales volumes of our Dairy SNAP® residue test for the detection of melamine, and higher sales volumes of out-licensed products.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Six Months Ended June 30,
Gross Profit (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$232,962	51.3%	$204,776	49.8%	$28,186	13.8%
Water	23,443	62.8%	23,710	67.7%	(267)	(1.1)%
LPD	26,579	68.0%	26,407	69.7%	172	0.7%
Other	8,401	42.3%	7,741	42.4%	660	8.5%
Unallocated amounts	260	N/A	239	N/A	21	8.6%
Total Company	$291,645	53.0%	$262,873	52.3%	$28,772	10.9%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 51% from 50%. The increase in gross profit percentage was primarily attributable to reduced overall service and manufacturing costs associated with our IDEXX VetLab® instruments and lower depreciation on instruments placed at customer sites under usage agreements, as we have reduced this type of placement activity and an increasing number of prior placements have become fully depreciated and transferred to the lessee. The gross profit percentage was also favorably impacted by lower costs of service and higher selling prices in our laboratory and consulting services business. These favorable impacts were partly offset by the net unfavorable impact of changes in foreign currency exchange rates and lower average unit sales prices of instruments and consumables. The net unfavorable impact of changes in foreign currency exchange rates was due primarily to lower hedging gains partly offset by the weakening of the U.S. dollar against our basket of currencies.

Water. Gross profit for Water decreased slightly as higher sales were predominantly offset by a decrease in the gross profit percentage to 63% from 68%. The decrease in the gross profit percentage was due to higher overall manufacturing costs, the net unfavorable impact of changes in foreign currency exchange rates and lower average unit sales prices. The net unfavorable impact of changes in foreign currency exchange rates was due primarily to lower hedging gains partly offset by the weakening of the U.S. dollar against our basket of currencies. These unfavorable impacts were partly offset by higher relative sales of higher margin products. The gross profit percentage of 63% is relatively consistent with full year 2008 and 2009 results.

Livestock and Poultry Diagnostics. Gross profit for LPD increased slightly due to higher sales, partly offset by a decrease in the gross profit percentage. The decrease in the gross profit percentage resulted from the net unfavorable impact of changes in foreign currency exchange rates and lower average unit sales prices, partly offset by higher relative sales of higher margin products. The net unfavorable impact of changes in foreign currency exchange rates was due primarily to lower hedging gains partly offset by the weakening of the U.S. dollar against our basket of currencies.

Other. Gross profit for Other operating units increased due to higher sales. The gross profit percentage remained consistent between the two periods.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

For the Six Months Ended June 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$148,316	32.7%	$135,785	33.0%	$12,531	9.2%
Water	8,403	22.5%	7,790	22.2%	613	7.9%
LPD	17,657	45.2%	16,349	43.1%	1,308	8.0%
Other	7,939	40.0%	7,642	41.8%	297	3.9%
Unallocated amounts	6,067	N/A	7,690	N/A	(1,623)	(21.1)%
Total Company	$188,382	34.3%	$175,256	34.9%	$13,126	7.5%

Operating Income (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$84,646	18.7%	$68,991	16.8%	$15,655	22.7%
Water	15,040	40.3%	15,920	45.5%	(880)	(5.5)%
LPD	8,922	22.8%	10,058	26.5%	(1,136)	(11.3)%
Other	462	2.3%	99	0.5%	363	366.7%
Unallocated amounts	(5,807)	N/A	(7,451)	N/A	1,644	22.1%
Total Company	$103,263	18.8%	$87,617	17.4%	$15,646	17.9%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Six Months Ended June 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$74,835	16.5%	$70,215	17.1%	$4,620	6.6%
General and administrative	51,402	11.3%	45,431	11.1%	5,971	13.1%
Research and development	22,079	4.9%	20,139	4.9%	1,940	9.6%
Total operating expenses	$148,316	32.7%	$135,785	33.0%	$12,531	9.2%

The increase in sales and marketing expense resulted primarily from increased sales personnel compensation and benefits, the unfavorable impact of changes in foreign currency exchange rates, and the addition of customer support headcount. The increase in general and administrative expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates, higher headcount and increased compensation and benefits, and an increase in costs attributable to information technology investments. The increase in research and development expense resulted primarily from an increase in headcount and increased compensation and benefits.

Water. The following table presents Water expenses by functional area:

For the Six Months Ended June 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$3,851	10.3%	$3,615	10.3%	$236	6.5%
General and administrative	3,340	9.0%	2,879	8.2%	461	16.0%
Research and development	1,212	3.2%	1,296	3.7%	(84)	(6.5)%
Total operating expenses	$8,403	22.5%	$7,790	22.2%	$613	7.9%

The increase in sales and marketing expense resulted primarily from increased personnel-related expenses and higher marketing headcount. These increases were partly offset by lower spending on market research. The increase in general and administrative expense resulted from the unfavorable impact of changes in foreign currency exchange rates, an increase in costs attributable to information technology investments and, to a lesser extent, an increase in personnel-related costs. The decrease in research and development expense resulted primarily from a reduction in personnel-related costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

For the Six Months Ended June 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$6,833	17.5%	$6,048	16.0%	$785	13.0%
General and administrative	6,470	16.5%	6,113	16.1%	357	5.8%
Research and development	4,354	11.1%	4,188	11.0%	166	4.0%
Total operating expenses	$17,657	45.2%	$16,349	43.1%	$1,308	8.0%

The increase in sales and marketing expense resulted primarily from an increase in personnel-related costs. The increase in general and administrative expense resulted from the unfavorable impact of changes in foreign currency exchange rates, an increase in personnel-related costs and an increase in costs attributable to information technology investments. These increases were partly offset by a decrease in headcount. The increase in research and development expense resulted primarily from an increase in personnel-related costs.

Other. Operating expenses for Other operating units increased $0.3 million to $7.9 million for the six months ended June 30, 2010 due primarily to higher headcount and personnel-related costs in our Dairy and OPTI Medical businesses. These increases were partly offset by a decrease in deferred compensation expense associated with an employee plan assumed in our acquisition of OPTI Medical, due to changes in the market value of the underlying investments in the plan, a decrease in professional fees, and a decrease in materials and supplies utilized in research and development.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $1.6 million to $6.1 million for the six months ended June 30, 2010 due primarily to a reduction in research and development costs and the write-off in 2009 of software to manage the various aspects of product development and product lifecycles. These decreases were partly offset by the write-off of certain design costs related to a facilities project that has changed in scope.

Interest Income and Interest Expense

Interest income was $0.2 million for the six months ended June 30, 2010 compared to $0.3 million for the same period of the prior year. The decrease in interest income was due primarily to lower interest rates, partly offset by higher invested cash balances.

Interest expense was $1.1 million for the six months ended June 30, 2010 and 2009 as higher effective interest rates were offset by lower average borrowings under the Credit Facility. With the commencement of our interest rate swap agreements on March 31, 2010, we effectively fixed our interest rate at 2% plus applicable interest rates on $80 million of funds borrowed under the Credit Facility through March 31, 2012. As the fixed rate under the interest rate swap agreements is higher than the weighted average interest rate of debt outstanding during 2009, we expect that interest expense may increase during the remainder of 2010 as compared to 2009.

Provision for Income Taxes

Our effective income tax rates were 31.4% and 31.2% for the six months ended June 30, 2010 and 2009, respectively. The increase in our effective income tax rate was due primarily to the expiration of federal research and development tax incentives that were available during the six months ended June 30, 2009, partly offset by tax benefits related to U.S. manufacturing activities that were fully phased in effective January 1, 2010.

■ Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 3(p) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

■ Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under the Credit Facility. At June 30, 2010 and December 31, 2009, we had $118.0 million and $106.7 million, respectively, of cash and cash equivalents, and working capital of $139.4 million and $120.0 million, respectively. Additionally, at June 30, 2010, we had remaining borrowing availability of $65.1 million under our $200 million Credit Facility. We believe that current cash and cash equivalents, funds generated from operations, and amounts available under our Credit Facility will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months and for the foreseeable future. We further believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. However, based on the current credit market, we believe that the interest rates, financial covenants and other terms of such borrowings would be less favorable than those applicable to our current Credit Facility and those that otherwise would have been available historically.

We consider the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Changes to this position could have adverse tax consequences. As such, we manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009

Days sales outstanding	41.8	41.7	38.9	41.2	40.2
Inventory turns	1.9	2.0	1.9	1.8	1.8

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(dollars in thousands)	2010	2009	Dollar Change

Net cash provided by operating activities	$75,085	$70,881	$4,204
Net cash used by investing activities	(17,517)	(18,907)	1,390
Net cash used by financing activities	(43,207)	(28,136)	(15,071)
Net effect of changes in exchange rates on cash	(3,114)	1,038	(4,152)
Net increase in cash and cash equivalents	$11,247	$24,876	$(13,629)

Operating Activities. Cash provided by operating activities was $75.1 million for the six months ended June 30, 2010, compared to $70.9 million for the same period in 2009. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from exercises of stock options and vesting of restricted stock units to a financing activity, was $101.3 million for the six months ended June 30, 2010, compared to $94.8 million for the same period in 2009, resulting in incremental operating cash flows of $6.5 million. The total of changes in operating assets and liabilities and the tax benefit from exercises of stock options and vesting of restricted stock units decreased cash by $26.2 million and $23.9 million for the six months ended June 30, 2010 and 2009, respectively, resulting in an incremental decrease in cash of $2.3 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from exercises of stock options and vesting of restricted stock units:

	For the Six Months Ended June 30,
(dollars in thousands)	2010	2009	Dollar Change

Accounts receivable	$(16,544)	$(7,101)	$(9,443)
Inventories	(12,977)	(6,876)	(6,101)
Other assets	(1,634)	(2,768)	1,134
Accounts payable	4,308	(1,684)	5,992
Accrued liabilities	7,432	(3,423)	10,855
Deferred revenue	2,558	(682)	3,240
Tax benefit from exercises of stock options and vesting of restricted stock units	(9,372)	(1,355)	(8,017)
Total change in cash due to changes in operating assets and liabilities and the tax benefit from exercises of stock options and vesting of restricted stock units	$(26,229)	$(23,889)	$(2,340)

During the six months ended June 30, 2010, as compared to the same period of the prior year, the increase in accrued liabilities resulted primarily from increased income tax accruals. Sales during the six months ended June 30, 2010 improved compared to the same period of the prior year, driving increases in accounts receivable. The timing of inventory receipts, most significantly of slides used with our chemistry analyzers, contributed to the decrease in cash flow, which was partly offset by associated increases in cash flow from the timing of payments for inventory. The increase in deferred revenue was due to an increase in customer participation in certain marketing and rental programs.

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

Investing Activities. Cash used by investing activities was $17.5 million for the six months ended June 30, 2010, compared to cash used of $18.9 million for the same period of 2009. The decrease in cash used by investing activities was due primarily to a software license purchase in 2009 to support our internally-developed applications, partly offset by lower proceeds received in connection with the disposition of assets during the six months ended June 30, 2010. During the six months ended June 30, 2009, we received net proceeds of $2.5 million from the sale of our pharmaceutical product lines and from the sale of property and equipment.

We paid $17.4 million to purchase fixed assets during the six months ended June 30, 2010. Our total capital expenditure plan for 2010 is approximately $45 million, which includes approximately $12 million for the renovation and expansion of our headquarters facility.

Financing Activities. During the six months ended June 30, 2010 and 2009, we received $16.4 million and $6.9 million, respectively, on the exercise of stock options and participation in the employee stock purchase plan, due to an increase in the number of options exercised and, to a lesser extent, an increase in the weighted average exercise price. Exercise activity increased during the first six months of 2010 as compared to the same period of the prior year partly due to the adoption by one of our executive officers of a securities trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As a function of the increase in exercise activity, the tax benefit from exercises of stock options and vesting of restricted stock units increased to $9.4 million for the six months ended June 30, 2010, compared to $1.4 million for the same period of the prior year.

At June 30, 2010, we had $133.9 million outstanding under the Credit Facility, of which $3.9 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. Our general availability under the Credit Facility is reduced by $1.0 million for a letter of credit issued related to our workers’ compensation policy covering claims for the years ended December 31, 2009 and 2010. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, which provide for the acceleration of amounts outstanding under the Credit Facility, or restrict our ability to borrow thereunder, in the event of noncompliance. One of the financial covenants requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At June 30, 2010, we were in compliance with the covenants of the Credit Facility.

Our board of directors has authorized the repurchase of up to 44 million shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to June 30, 2010, we have repurchased 39.2 million shares. Cash used to repurchase shares during the six months ended June 30, 2010 and 2009 was $83.7 million and $39.7 million, respectively. We believe that the repurchase of our common stock is a favorable investment, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30, 2010 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting IDEXX, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2009. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.   Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2010, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.   Risk Factors

Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

The following discussion includes three revised risk factors (“Various Government Regulations and Enforcement Activities Could Limit or Delay Our Ability to Market and Sell Our Products,” “Changes in Testing Patterns Could Negatively Affect Our Operating Results,” and “Our Operations are Vulnerable to Interruption as a Result of Natural Disasters or System Failures”) that reflects developments subsequent to the discussion of that risk factor included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•	Increasing the value to our customers of our companion animal products and services by enhancing the integration of these products and managing the diagnostic information derived from our products;

•	Achieving the benefits of economies of scale in our worldwide network of laboratories;

•	Achieving cost reductions in the manufacture and service of our in-clinic laboratory analyzers;

•	Expanding our served market and growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;

•	Developing and implementing new technology and licensing strategies; and

•	Identifying, completing and integrating acquisitions that enhance our existing businesses or create new business or geographic areas for us.

If we are unsuccessful in implementing some or all of these strategies, our rate of growth or profitability may be negatively impacted.

Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability

We currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include our ProCyte Dx™ hematology analyzer, IDEXX VetAutoread™ hematology analyzer, VetLyte® electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; Catalyst Dx® consumables; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products, dairy testing products and LaserCyte® hematology analyzers. To mitigate risks associated with sole and single source suppliers we seek where possible to enter into long-term contracts that ensure an uninterrupted supply of products at predictable prices. However, some suppliers decline to enter into long-term contracts and we are required to purchase products on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of sole and single source products in the future, we may be unable to supply the market, which would have a material adverse effect on our results of operations.

Our Biologic Products Are Complex and Difficult to Manufacture, Which Could Negatively Affect Our Ability to Supply the Market

Many of our rapid assay and livestock and poultry diagnostic products are biologics, which are products that are comprised of materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex. Unlike products that rely on chemicals for efficacy (such as most pharmaceuticals), biologics are difficult to characterize due to the inherent variability of biological input materials. Difficulty in characterizing biological materials or their interactions creates greater risk in the manufacturing process. There can be no assurance that we will be able to maintain adequate sources of biological materials or that biological materials that we maintain in inventory will yield finished products that satisfy applicable product release criteria. Our inability to produce or obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could result in our inability to supply the market with these products, which could have a material adverse effect on our results of operations.

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

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Strengthening of the rate of exchange for the U.S. dollar against the Euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Australian Dollar adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured in the U.S. and exported to international markets. For the three and six months ended June 30, 2010, approximately 25% of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies.

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

Changes in Testing Patterns Could Negatively Affect Our Operating Results

The market for our companion and livestock and poultry diagnostic tests and our dairy and water testing products could be negatively impacted by a number of factors. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our livestock and poultry products business in particular is subject to fluctuations resulting from changes in disease prevalence. In addition, changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products that are driven by compliance testing, such as our livestock and poultry, dairy and water products. Declines in testing for any of the reasons described could have a material adverse effect on our results of operations.

Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for BSE in the European Union was increased from 30 months to 48 months, which has been estimated to reduce the population of cattle tested by approximately 30%. The European Union is considering further increasing the age requirement from 48 months to 60 months, which could be effective as early as January 1, 2011. As a result, we believe that we are likely to continue to lose a portion of our sales of post-mortem tests for BSE.

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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the six months ended June 30, 2010, 40% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies relative to the U.S. dollar, inability of our customers to obtain U.S. dollars to pay our invoices, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts and natural hedges to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating profits. Additionally, a strengthening U.S. dollar could negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

We manufacture many of our significant products, including our rapid assay devices, certain instruments, and most Water, Dairy, and LPD testing products, at a single facility in Westbrook, Maine. We also maintain a major North American distribution facility and reference laboratory in Memphis, Tennessee. Therefore, interruption of operations at either of these facilities would have a material adverse effect on our results of operations.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, we repurchased common shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1 to April 30, 2010	157,000	$58.68	157,000	5,044,799
May 1 to May 31, 2010	99,616	63.48	99,616	4,945,183
June 1 to June 30, 2010	165,387	63.38	165,000	4,780,183
Total	422,003	$61.66	421,616	4,780,183

Our board of directors has approved the repurchase of up to 44 million shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008 and February 10, 2010 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended June 30, 2010, and no repurchase plans expired during the period. Repurchases of 421,616 shares were made during the three months ended June 30, 2010 in transactions made pursuant to our repurchase plan.

During the three months ended June 30, 2010, we received 387 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may be purchased under the repurchase plan.

Item 6.   Exhibits

Exhibit No.	Description

10.1*	Supply Agreement, effective as of May 7, 2007 between the Company and Moss, Inc. (filed herewith).

10.2**	Restated Director Deferred Compensation Plan, as amended (filed herewith).

10.3**	Restated Executive Deferred Compensation Plan, as amended (filed herewith).

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

**	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

†
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Merilee Raines
Date: July 23, 2010	Merilee Raines
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.		Description

10.1*		Supply Agreement, effective as of May 7, 2007 between the Company and Moss, Inc. (filed herewith).

10.2**		Restated Director Deferred Compensation Plan, as amended (filed herewith).

10.3**		Restated Executive Deferred Compensation Plan, as amended (filed herewith).

31.1		Certification by Chief Executive Officer.

31.2		Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†		XBRL Instance Document.

101.SCH†		XBRL Taxonomy Extension Schema Document.

101.CAL†		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†		XBRL Taxonomy Extension Presentation Linkbase Document.

	*	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

	**	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

†
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.