Form 10-Q
period 2010-09-30
IDEXX LABORATORIES INC /DE
filed 2010-10-22
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 57,503,819 on October 18, 2010.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q
Table of Contents

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$133,512	$106,728
Accounts receivable, net of reserves of $3,089 in 2010 and $2,331 in 2009	120,454	115,107
Inventories, net	131,555	110,425
Deferred income tax assets	24,902	25,188
Other current assets	19,488	18,890
Total current assets	429,911	376,338
Long-Term Assets:
Property and equipment, net	200,610	199,946
Goodwill	148,597	148,705
Intangible assets, net	57,554	63,907
Other long-term assets, net	25,625	19,631
Total long-term assets	432,386	432,189
TOTAL ASSETS	$862,297	$808,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,273	$19,133
Accrued liabilities	108,184	104,959
Line of credit	125,912	118,790
Current portion of long-term debt	850	813
Current portion of deferred revenue	10,714	12,610
Total current liabilities	270,933	256,305
Long-Term Liabilities:
Deferred income tax liabilities	20,491	18,283
Long-term debt, net of current portion	3,639	4,281
Long-term deferred revenue, net of current portion	8,156	3,813
Other long-term liabilities	12,426	11,266
Total long-term liabilities	44,712	37,643
Total liabilities	315,645	293,948

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 97,618 and 96,334 shares in 2010 and 2009, respectively	9,762	9,633
Additional paid-in capital	626,521	580,797
Deferred stock units: Outstanding: 117 units in 2010 and 2009	4,391	4,301
Retained earnings	929,169	824,256
Accumulated other comprehensive income	11,429	10,341
Treasury stock, at cost: 40,249 and 38,118 shares in 2010 and 2009, respectively	(1,034,658)	(914,759)
Total IDEXX Laboratories, Inc. stockholders’ equity	546,614	514,569
Noncontrolling interest	38	10
Total stockholders’ equity	546,652	514,579
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$862,297	$808,527

The accompanying notes are an integral part of these condensed consolidated financial statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue:
Product revenue	$173,297	$171,527	$529,871	$503,488
Service revenue	96,331	87,593	289,764	257,810
Total revenue	269,628	259,120	819,635	761,298
Cost of Revenue:
Cost of product revenue	67,076	71,543	207,773	202,114
Cost of service revenue	60,345	57,100	178,010	165,834
Total cost of revenue	127,421	128,643	385,783	367,948
Gross profit	142,207	130,477	433,852	393,350

Expenses:
Sales and marketing	44,486	41,504	133,069	124,365
General and administrative	30,704	28,185	96,588	88,047
Research and development	17,203	16,583	51,118	49,116
Income from operations	49,814	44,205	153,077	131,822
Interest expense	(687)	(436)	(1,741)	(1,535)
Interest income	136	48	327	348
Income before provision for income taxes	49,263	43,817	151,663	130,635
Provision for income taxes	14,548	12,281	46,723	39,361
Net income	34,715	31,536	104,940	91,274
Less: Net income attributable to noncontrolling interest	21	-	27	-
Net income attributable to IDEXX Laboratories, Inc. stockholders	$34,694	$31,536	$104,913	$91,274

Earnings per Share:
Basic	$0.60	$0.54	$1.82	$1.55
Diluted	$0.59	$0.52	$1.76	$1.50
Weighted Average Shares Outstanding:
Basic	57,620	58,656	57,799	58,911
Diluted	59,276	60,668	59,691	60,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities:
Net income	$104,940	$91,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,117	37,218
Loss on disposal of property and equipment	1,500	2,324
Increase in deferred compensation liability	135	370
Write-down of marketable securities	-	150
Provision for uncollectible accounts	1,506	674
Provision for deferred income taxes	1,379	3,705
Share-based compensation expense	9,787	8,849
Tax benefit from exercises of stock options and vesting of restricted stock units	(13,293)	(3,851)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,916)	(1,132)
Inventories	(22,460)	(8,145)
Other assets	(5,836)	(3,126)
Accounts payable	6,107	(6,868)
Accrued liabilities	16,447	(5,241)
Deferred revenue	2,570	(698)
Net cash provided by operating activities	129,983	115,503
Cash Flows from Investing Activities:
Purchases of property and equipment	(28,646)	(36,362)
Proceeds from disposition of pharmaceutical product lines	-	1,377
Proceeds from sale of property and equipment	86	2,056
Acquisitions of intangible assets	(244)	-
Acquisitions of businesses, net of cash acquired	-	(6,680)
Net cash used by investing activities	(28,804)	(39,609)
Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facilities, net	7,135	(8,798)
Payment of other notes payable	(605)	(731)
Purchase of treasury stock	(117,157)	(57,966)
Proceeds from exercises of stock options and employee stock purchase plans	22,055	13,104
Tax benefit from exercises of stock options and vesting of restricted stock units	13,293	3,851
Net cash used by financing activities	(75,279)	(50,540)
Net effect of changes in exchange rates on cash	884	2,506
Net increase in cash and cash equivalents	26,784	27,860
Cash and cash equivalents at beginning of period	106,728	78,868
Cash and cash equivalents at end of period	$133,512	$106,728

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2009 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, and our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

NOTE 2.       ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2010 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the adoption of new accounting standards during the nine months ended September 30, 2010 as discussed below.

Recent Accounting Pronouncements

On January 1, 2010, we adopted amendments to authoritative literature that modify the revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on relative selling price of the elements. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. The authoritative literature permits prospective or retrospective adoption, and we elected prospective adoption. The adoption of these amendments did not have a significant impact on our financial position, results of operations, or cash flows for the nine months ended September 30, 2010, nor do we anticipate a significant impact for the year ended December 31, 2010.

On January 1, 2010, we adopted amendments to authoritative literature that modify the revenue recognition guidance for the sale of tangible products that contain software that is more than incidental to the functionality of the product as a whole. More specifically, the revised accounting guidance indicates that when a product has tangible and software components that function together to deliver the essential functionality of the product as a whole, that product should be excluded from the scope of software revenue accounting guidance, as opposed to the previous accounting guidance where such an instrument would be subject to the rules detailed in the software revenue guidance. The authoritative literature permits prospective or retrospective adoption, and we elected prospective adoption. Certain sales of our instruments are subject to these amendments. However, the adoption of these amendments did not have a significant impact on our financial position, results of operations, or cash flows for the nine months ended September 30, 2010, nor do we anticipate a significant impact for the year ended December 31, 2010.

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

•
We recognize revenue on practice information management systems sales either by allocating the revenue to each element of the sale based on relative fair values of the elements, including post-contract support when fair value for all elements is available, or by use of the residual method when only the fair value of the post-contract support is available. We recognize revenue for the system upon installation and customer acceptance and recognize revenue equal to the fair value of the post-contract support over the support period.

•	Shipping costs reimbursed by the customer are included in revenue.

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of the instruments from the IDEXX VetLab® suite of analyzers or digital radiography systems, combined with one or more of the following products: EMAs; consumables; laboratory diagnostic and consulting services; and practice management software. Practice management software is frequently sold with post-contract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Delivery of our IDEXX VetLab® instruments, digital radiography systems, and practice management software generally occurs at the onset of the arrangement. EMAs, consumables, and laboratory diagnostic and consulting services generally are delivered over a period of one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

When arrangements outside of the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition have been met for each element. We establish the selling price of each element based on VSOE if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When arrangements outside of the scope of software revenue recognition guidance include a separately-priced EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement. If there is no stated contractual price for an EMA, we recognize revenue according to the MEA policy stated above.

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

Within our overall IDEXX Points program, our two most significant customer programs are Practice Developer® and SNAP® up the Savings™ (“SUTS”), both of which are offered only to North American customers. Our Practice Developer® program is a Companion Animal Group (“CAG”) awards program that permits customers to earn points by purchasing quarterly minimums in certain product and service categories, including IDEXX Reference Laboratories services, certain instrument consumables and service and maintenance agreements. For the Practice Developer® program, the accrued revenue reduction is calculated each quarter based on sales to end users during the quarter by either us or our distributors and on our estimate of future points to be issued upon sale of applicable product inventories held by distributors at the end of the quarter. SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) points under the IDEXX Points program awarded and paid out quarterly throughout the SUTS program year (which ends on August 31) based on total purchase volume of qualified SNAP® products during the given quarter.

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

NOTE 3.       SHARE-BASED COMPENSATION

The following is a summary of the fair value of options, restricted stock units, deferred stock units with vesting conditions and employee stock purchase rights awarded, and share-based compensation expense incurred during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Fair value of share-based compensation awards	$451	$437	$15,806	$15,692

Share-based compensation expense	3,129	2,852	9,641	8,658

The total unrecognized compensation expense for unvested awards outstanding at September 30, 2010 was $28.1 million, net of approximately $2.7 million related to estimated forfeitures. The weighted average remaining expense recognition period at September 30, 2010 was approximately 1.9 years.

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

NOTE 4.       INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2010	2009

Raw materials	$26,972	$28,426
Work-in-process	15,760	17,761
Finished goods	88,823	64,238
	$131,555	$110,425

NOTE 5.       GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in goodwill and intangible assets other than goodwill during the nine months ended September 30, 2010 resulted primarily from continued amortization of our intangible assets.

NOTE 6.       ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2010	December 31, 2009

Accrued expenses	$35,099	$33,094
Accrued employee compensation and related expenses	44,692	44,497
Accrued taxes	5,146	9,980
Accrued customer programs	23,247	17,388
	$108,184	$104,959

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

The following is a summary of changes in accrued warranty reserves during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Balance, beginning of period	$2,597	$3,099	$3,086	$2,837
Provision for warranty expense	740	1,225	2,314	3,357
Change in estimate	(463)	(225)	(1,021)	(573)
Settlement of warranty liability	(760)	(1,139)	(2,265)	(2,661)
Balance, end of period	$2,114	$2,960	$2,114	$2,960

NOTE 8.       TREASURY STOCK

We primarily acquire shares by means of repurchases in the open market. We also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the exercise of stock options, the vesting of restricted stock units and the settlement of deferred stock units, and in payment for the exercise price of stock options.

The following is a summary of our treasury stock purchases and other receipts for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Shares acquired	569	375	2,131	1,467
Total cost of shares acquired	$33,577	$18,375	$119,899	$59,191
Average cost per share	$58.98	$48.99	$56.25	$40.34

NOTE 9.       INCOME TAXES

The following is a summary of our effective income tax rates for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Effective income tax rate	29.5%	28.0%	30.8%	30.1%

The increases in our effective income tax rate for the three and nine months ended September 30, 2010 compared to the same periods of the prior year were due primarily to the expiration of federal research and development tax incentives that were available during the three and nine months ended September 30, 2009, partly offset by tax benefits related to U.S. manufacturing activities that were fully phased in effective January 1, 2010. During the three months ended September 30, 2010 and 2009, we recognized tax benefits of similar amounts resulting from the expiration of certain statutes of limitation. The recognition of these benefits did not impact the comparability of our effective income tax rate between the three months ended September 30, 2010 and 2009, but did result in the reduction of our effective income tax rates for the three months ended September 30, 2010 and 2009 as compared to the nine months ended September 30, 2010 and 2009, respectively.

NOTE 10.    COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$34,715	$31,536	$104,940	$91,274
Less: Net income attributable to noncontrolling interest	21	-	27	-
Net income attributable to IDEXX Laboratories, Inc. stockholders	34,694	31,536	104,913	91,274
Other comprehensive income (loss) attributable to IDEXX Laboratories, Inc. stockholders:
Foreign currency translation adjustments	14,113	7,053	1,226	14,024
Change in fair value of foreign currency contracts classified as hedges, net of tax	(5,655)	(2,975)	640	(11,433)
Change in fair value of interest rate swaps classified as hedges, net of tax	(83)	(537)	(856)	(201)
Change in fair market value of investments, net of tax	130	133	78	375
Comprehensive income attributable to IDEXX Laboratories, Inc. stockholders	$43,199	$35,210	$106,001	$94,039

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Shares Outstanding for Basic Earnings per Share:
Weighted average shares outstanding	57,500	58,540	57,676	58,799
Weighted average vested deferred stock units outstanding	120	116	123	112
	57,620	58,656	57,799	58,911

Shares Outstanding for Diluted Earnings per Share:
Shares outstanding for basic earnings per share	57,620	58,656	57,799	58,911
Dilutive effect of options issued	1,506	1,876	1,702	1,685
Dilutive effect of restricted stock units issued	148	128	188	115
Dilutive effect of unvested deferred stock units issued	2	8	2	7
	59,276	60,668	59,691	60,718

Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent.

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average number of shares underlying anti-dilutive options	598	647	654	1,362

Weighted average exercise price per underlying share of anti-dilutive options	$54.67	$52.91	$55.03	$44.76

Weighted average number of shares underlying anti-dilutive restricted stock units	-	-	-	3

The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	September 30,
	2010	2009

Closing price per share of our common stock	$61.72	$50.00

Number of shares underlying options with exercise prices below the closing price	4,083	4,390
Number of shares underlying options with exercise prices equal to or above the closing price	4	568
Total number of shares underlying outstanding options	4,087	4,958

NOTE 12.    COMMITMENTS, CONTINGENCIES AND GUARANTEES

Significant commitments, contingencies and guarantees at September 30, 2010 are consistent with those discussed in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 13.    SEGMENT REPORTING

During the second quarter of 2010, we changed the name of our Production Animal Segment to Livestock and Poultry Diagnostics (“LPD”). The reason for this change was to provide a name that more accurately reflects the products and services and customer groups to which this segment caters. There is no change in the products and services offered or in the results of operations for this segment.

The accounting policies of the segments are consistent with those discussed in Notes 1 and 13 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009. Intersegment revenues, which are not included in the table below, were not significant for the three and nine months ended September 30, 2010 and 2009.

The following is a summary of segment performance for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2010
Revenue	$222,909	$20,044	$17,476	$9,199	$-	$269,628

Income (loss) from operations	$38,831	$8,698	$3,042	$1,376	$(2,133)	$49,814
Interest expense, net						551
Income before provision for income taxes						49,263
Provision for income taxes						14,548
Net income						34,715
Net income attributable to noncontrolling interest						21
Net income attributable to IDEXX Laboratories, Inc. stockholders						$34,694

2009
Revenue	$214,461	$19,691	$15,943	$9,025	$-	$259,120

Income (loss) from operations	$38,002	$8,416	$944	$(244)	$(2,913)	$44,205
Interest expense, net						388
Income before provision for income taxes						43,817
Provision for income taxes						12,281
Net income						31,536
Net income attributable to noncontrolling interest						-
Net income attributable to IDEXX Laboratories, Inc. stockholders						$31,536

	For the Nine Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2010
Revenue	$676,646	$57,356	$56,577	$29,056	$-	$819,635

Income (loss) from operations	$123,477	$23,738	$11,964	$1,838	$(7,940)	$153,077
Interest expense, net						1,414
Income before provision for income taxes						151,663
Provision for income taxes						46,723
Net income						104,940
Net income attributable to noncontrolling interest						27
Net income attributable to IDEXX Laboratories, Inc. stockholders						$104,913

2009
Revenue	$625,442	$54,707	$53,848	$27,301	$-	$761,298

Income (loss) from operations	$106,993	$24,336	$11,002	$(145)	$(10,364)	$131,822
Interest expense, net						1,187
Income before provision for income taxes						130,635
Provision for income taxes						39,361
Net income						91,274
Net income attributable to noncontrolling interest						-
Net income attributable to IDEXX Laboratories, Inc. stockholders						$91,274

The following is a summary of revenue by product and service category for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
CAG segment revenue:
Instruments and consumables	$88,481	$83,922	$258,318	$239,889
Rapid assay products	35,576	37,753	115,500	116,997
Laboratory diagnostic and consulting services	82,534	76,419	248,422	222,987
Practice information systems and digital radiography	16,318	16,367	54,406	45,515
Pharmaceutical products	-	-	-	54
CAG segment revenue	222,909	214,461	676,646	625,442

Water segment revenue	20,044	19,691	57,356	54,707
LPD segment revenue	17,476	15,943	56,577	53,848
Other segment revenue	9,199	9,025	29,056	27,301

Total revenue	$269,628	$259,120	$819,635	$761,298

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Foreign currency exchange contracts classified as derivative instruments are valued based on the present value of the forward rate less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk. Interest rate swaps classified as derivative instruments are valued utilizing a discounted cash flow analysis based on the terms of the contract and the interest rate curve, and adjusted for counterparty risk.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At September 30, 2010 and December 31, 2009, we had no Level 3 assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the nine months ended September 30, 2010 or during the year ended December 31, 2009. We did not have any transfers between Level 1 and Level 2 measurements during the nine months ended September 30, 2010.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at September 30, 2010 and at December 31, 2009 by level within the fair value hierarchy (in thousands):

As of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010

Assets
Money market funds(1)	$32,020	$-	$-	$32,020
Equity mutual funds(2)	2,030	-	-	2,030
Liabilities
Foreign currency exchange contracts(3)	-	3,301	-	3,301
Deferred compensation(4)	2,030	-	-	2,030
Interest rate swaps(5)	-	1,959	-	1,959

As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009

Assets
Money market funds(1)	$47,021	$-	$-	$47,021
Equity mutual funds(2)	1,891	-	-	1,891
Liabilities
Foreign currency exchange contracts(3)	-	4,221	-	4,221
Deferred compensation(4)	1,891	-	-	1,891
Interest rate swaps(5)	-	595	-	595

(1)	Money market funds are included within cash and cash equivalents.
(2)
Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets. See footnote 4 below for a discussion of the related deferred compensation liability.

(3)	Foreign currency exchange contracts are included within accrued liabilities and other long-term liabilities as of September 30, 2010 and within accrued liabilities as of December 31, 2009.
(4)
Deferred compensation plans are included within other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in footnote 2 above.

(5)	Interest rate swaps are included within accrued liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and the current portion of notes payable approximate carrying value due to their short maturity.

Based on current market conditions, we believe that we could obtain an unsecured short-term revolving credit facility similar to our current unsecured short-term revolving credit facility (“Credit Facility”). Applicable interest rates on borrowings under the Credit Facility generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. We believe that the Credit Spread on a new facility would most likely be approximately 1.25 percentage points higher than the Credit Spread on our current Credit Facility. Despite a presumed increase in the Credit Spread, the estimated fair value of the outstanding borrowings against the Credit Facility would approximate carrying value due to the short maturity of the individual borrowings. The estimated fair value of long-term debt approximates the carrying value based on current market prices for similar debt issues with similar remaining maturities.

Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents, investments and accounts receivable. To mitigate such risk, we place our cash and cash equivalents and investments in highly-rated financial institutions and money market funds invested in government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely monitor the amounts owed to us by our customers and take appropriate action when necessary and, as a result, we believe that accounts receivable credit risk exposure is limited. We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers in any particular industry or geographic area.

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

We are exposed to certain risks related to our ongoing business operations. The primary risks that we manage by using derivative instruments are foreign currency exchange risk and interest rate risk. Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. Interest rate swaps are entered into to manage interest rate risk associated with $80 million of our variable-rate debt.

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

Cash Flow Hedges

We have designated our forward currency exchange contracts and variable-to-fixed interest rate swaps as cash flow hedges. For derivative instruments that are designated as hedges, changes in the fair value of the derivative are recognized in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We de-designate derivative instruments from hedge accounting when the probability of the hedged transaction occurring becomes less than probable, but remains reasonably possible. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in OCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We did not de-designate any instruments from hedge accounting treatment during the three and nine months ended September 30, 2010. The loss recognized in earnings related to de-designated instruments during the three and nine months ended September 30, 2009 was less than $0.1 million. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value of the hedged item. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2010 and 2009 were not material. At September 30, 2010, the estimated net amount of losses that are expected to be reclassified out of accumulated OCI and into earnings within the next 12 months is $2.3 million if exchange and interest rates do not fluctuate from the levels at September 30, 2010.

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

The notional amount of foreign currency exchange contracts to hedge forecasted intercompany sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	September 30,	December 31,	September 30,
	2010	2009	2009

Euro	$56,506	$53,091	$42,849
British Pound	21,782	19,238	22,853
Canadian Dollar	19,166	18,849	22,907
Australian Dollar	8,428	7,086	6,384
Japanese Yen	10,409	9,795	8,168
	$116,291	$108,059	$103,161

Currency Purchased	U.S. Dollar Equivalent
	September 30,	December 31,	September 30,
	2010	2009	2009

Swiss Franc	$9,990	$8,808	$7,603

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	September 30,	December 31,	September 30,
	2010	2009	2009

Interest rate swap	$80,000	$80,000	$80,000

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

	Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Accrued expenses	$2,636	Accrued expenses	$4,221
Foreign currency exchange contracts	Other long-term liabilities	665	Other long-term liabilities	-
Interest rate swaps	Accrued expenses	1,959	Accrued expenses	595
Total derivative instruments		$5,260		$4,816

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheet for the three and nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative instruments	2010	2009	2010	2009

Foreign exchange contracts, net of tax	$(5,655)	$(2,975)	$640	$(11,433)
Interest rate swaps, net of tax	(83)	(537)	(856)	(201)
Total loss, net of tax	$(5,738)	$(3,512)	$(216)	$(11,634)

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from OCI into Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative instruments	(Effective Portion)	2010	2009	2010	2009

Foreign exchange contracts	Cost of revenue	$(199)	$4	$236	$6,956

The effect of derivative instruments that have been de-designated from cash flow hedge treatment on the condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 consisted of the following (in thousands):

	Classification of	Gain (Loss) Recognized in Income Related to De-designated Cash Flow Hedges
De-designated derivative	Gain (Loss) Reclassified from	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
instruments	OCI into Income	2010	2009	2010	2009

Foreign exchange contracts	General and administrative expense	$-	$(31)	$-	$(73)

NOTE 16. MILESTONE PAYMENTS

In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a product under development, which were a part of our CAG segment, for cash of $7.0 million, a short-term receivable of $1.4 million, which was received in January 2009, and up to $11.5 million of future payments based on the achievement of certain development and sales milestones by the acquirer of those products. In the fourth quarter of 2009, we received a milestone payment of $2.0 million in connection with the achievement of certain development milestones by the acquirer. The acquirer has since commercialized the development product and in connection with the achievement of certain sales milestones by the acquirer in the third quarter of 2010 we recorded the earning of a milestone payment of $1.0 million, which is reflected as a reduction to general and administrative expenses. We are now eligible to receive up to $8.5 million in additional milestone payments based on further sales related to the product. Future sales-based milestone payments will be included in our results of operations upon achievement of the applicable milestone.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance, the effect of economic downturns on our business performance, demand for our products, realizability of assets, future cash flow and uses of cash, future repurchases of common stock, future levels of indebtedness and capital spending, interest expense, warranty expense, share-based compensation expense, and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. The risks and uncertainties discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

■ Business Overview and Trends

Operating segments. We operate primarily through three business segments: diagnostic and information technology products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). Until the second quarter of 2010, LPD was referred to as our Production Animal Segment. We also operate two smaller operating segments that comprise products for dairy quality (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about the Dairy and OPTI Medical operating segments and other licensing arrangements are combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for financial information about our segments and the section entitled “Description of Business by Segment” under the heading “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional description of our segments.

CAG develops, designs, manufactures and distributes products and performs services for veterinarians, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes products to detect contaminants in water. LPD develops, designs, manufactures and distributes products to detect disease in livestock and poultry. Dairy develops, designs, manufactures and distributes products to detect contaminants in dairy products. OPTI Medical develops, designs, manufactures and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market and also manufactures our VetStat® electrolyte and blood gas analyzer and electrolyte consumables used with our Catalyst Dx® analyzer, both of which are sold in the veterinary market.

Items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses that do not align with one of our existing business or service categories, a portion of share-based compensation expense, interest income and expense, and income taxes. We estimate our share-based compensation expense for the year and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, resulting in an unallocated amount reported under the caption “Unallocated Amounts.” We maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services. Research and development costs incurred that are not specifically attributable to one of our existing business or service categories are reported under the caption “Unallocated Amounts.”

Use of Distributors. The instrument consumables and rapid assay products in our CAG segment are sold in the U.S. and certain other geographies by distributors. As a result, distributor purchasing dynamics have an impact on our reported sales of these products. Distributors purchase products from us and sell them to veterinary practices, who are the end users. Distributor purchasing dynamics may be affected by many factors and may be unrelated to underlying end-user demand for our products. As a result, fluctuations in distributors’ inventories may cause reported results in a period not to be representative of underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue.

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

Currency Impact. For the three and nine months ended September 30, 2010, approximately 24% and 25% of our revenue, respectively, was derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, with a weakening of the U.S. dollar having the opposite effect. In addition, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

During the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, changes in foreign currency exchange rates reduced total company revenue by approximately $3.2 million, due primarily to the strengthening of the U.S. dollar against the Euro and, to a lesser extent, the British pound. The impact on revenue resulting from changes in foreign currency exchange rates is a non-U.S. GAAP measure. It represents the change resulting from the difference between the average exchange rates during the current period and the same period of the prior year applied to foreign currency denominated revenues for the current period. These unfavorable impacts were partly offset by the weakening of the U.S. dollar against the Australian dollar, Canadian dollar and Japanese yen. These changes in foreign currency exchange rates impacted the revenues generated by each of our individual operating segments in a manner similar to the impact on the company as a whole.

During the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, changes in foreign currency exchange rates increased total company revenue by approximately $5.7 million, due primarily to the weakening of the U.S. dollar against the Canadian dollar, Australian dollar and Japanese yen. These favorable impacts were partly offset by the strengthening of the U.S. dollar against the Euro. Although the changes in foreign currency exchange rates had a net favorable impact on total company revenues for the nine months ended September 30, 2010, our LPD segment was negatively impacted since the U.S. dollar strengthened against the Euro and, compared to our other segments, a larger portion of LPD sales are generated in countries where the Euro is the local currency.

Effect of Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions that have existed over the past two years. In our CAG segment, we believe that negative consumer sentiment resulting from economic conditions has led to essentially flat patient visits to veterinary clinics, which we continued to observe for the three and nine months ended September 30, 2010 relative to the same periods in 2009. We also believe that essentially flat patient visits have negatively affected the growth rate of sales of rapid assay tests, instrument consumables, and laboratory diagnostic and consulting services. In addition, we believe that the rate of growth of sales of our instruments and digital radiography systems, which are larger capital purchases for veterinarians, has been negatively affected by continued caution among veterinarians regarding economic conditions. Weaker economic conditions have also caused our customers to remain sensitive to the pricing of our products and services resulting in lower growth due to limited price increases for certain products.

We also believe that current economic conditions have affected purchasing decisions by certain customer groups in our Water and LPD businesses. Lower water testing volumes in the regulated and non-regulated segments of our Water business have resulted from a decline in municipal studies and new home construction, respectively. Lower LPD testing volumes have resulted from a reduction in non-regulated producer and laboratory testing, as a measure to reduce operating costs, and by a reduction in testing associated with some government mandated eradication programs as a result of lower government funding.

We believe that the diversity of our products and services and the geographic diversity of our markets will partially mitigate the effects of the continuing slow economic growth and negative consumer sentiment. However, until we see improvements in broad factors that measure the economic climate both in the United States and Europe, we expect our growth rates will continue to be negatively affected.

■ Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2010 are consistent with those discussed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, except as discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2010 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

■ Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue

Total Company. The following table presents revenue by operating segment:

For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2010	2009	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Percentage Change Net of Acquisitions/ Divestitures and Currency Effect (3)

CAG	$222,909	$214,461	$8,448	3.9%	(0.9)%	0.4%	4.4%
Water	20,044	19,691	353	1.8%	(1.0)%	-	2.8%
LPD	17,476	15,943	1,533	9.6%	(5.8)%	-	15.4%
Other	9,199	9,025	174	1.9%	(0.7)%	-	2.6%
Total	$269,628	$259,120	$10,508	4.1%	(1.2)%	0.4%	4.9%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the three months ended September 30, 2010 and the same period of the prior year applied to foreign currency denominated revenues for the three months ended September 30, 2010.

(2)
Represents the percentage change in revenue during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to June 30, 2009.

(3)	We refer to this change as the change in organic revenue.

The following revenue analysis and discussion focuses on organic revenue, which reflects the results of operations net of the impact of changes in foreign currency exchange rates on sales outside the U.S. and net of incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to June 30, 2009.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2010	2009	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Percentage Change Net of Acquisitions/ Divestitures and Currency Effect (3)

Instruments and consumables	$88,481	$83,922	$4,559	5.4%	(1.2)%	-	6.6%
Rapid assay products	35,576	37,753	(2,177)	(5.8)%	(0.4)%	-	(5.4)%
Laboratory diagnostic and consulting services	82,534	76,419	6,115	8.0%	(1.1)%	1.1%	8.0%
Practice information management systems and digital radiography	16,318	16,367	(49)	(0.3)%	0.0%	0.7%	(1.0)%
Net CAG revenue	$222,909	$214,461	$8,448	3.9%	(0.9)%	0.4%	4.4%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the three months ended September 30, 2010 and the same period of the prior year applied to foreign currency denominated revenues for the three months ended September 30, 2010.

(2)
Represents the percentage change in revenue during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to June 30, 2009.

(3)	We refer to this change as the change in organic revenue.

Instruments revenue was $21.1 million and $18.7 million for the three months ended September 30, 2010 and 2009, respectively. Consumables revenue was $57.0 million and $55.9 million for the three months ended September 30, 2010 and 2009, respectively. Instrument service and accessories revenue was $10.2 million and $9.1 million for the three months ended September 30, 2010 and 2009, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. The $2.4 million increase in instruments revenue was due primarily to sales of our ProCyte DxTM instrument, our new hematology analyzer that we began shipping during the third quarter of 2010, and increased sales of our Catalyst Dx® instrument. The revenue generated from sales of our ProCyte DxTM instrument was partly offset by lower sales volumes of our LaserCyte® instrument as some of our sales focus has shifted from LaserCyte® to ProCyte DxTM. The $1.1 million increase in consumables revenue was due primarily to higher sales volumes of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® instrument as certain customers have replaced VetTest® instruments with Catalyst Dx® instruments. The $1.1 million increase in instrument service and accessories revenue was primarily a result of the increase in our active installed base of instruments. The impact from changes in distributors’ inventory levels decreased reported instruments and consumables revenue growth by 1%.

The decrease in rapid assay revenue was due primarily to the unfavorable impact from changes in distributors’ inventory levels, which reduced revenue growth by 5%. Lower average unit sales prices of our SNAP® tests, resulting from discounts associated with customer purchase programs, and lower sales volumes of our Feline SNAP® tests also contributed to the decrease in rapid assay revenue. These factors were partly offset by the favorable impact of changes in significant marketing programs and higher sales volumes of our SNAP® tests in our Europe region.

The increase in laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volumes, which were driven largely by the acquisition of new customers.

Practice information management systems and digital radiography revenue decreased slightly as an increase in service and support revenue was more than offset by lower average unit sales prices for our companion animal digital radiography systems and lower sales volumes of our equine digital radiography systems.

Water. The increase in Water revenue resulted primarily from higher Quanti-Tray® and Colilert® product sales volume and the impact of higher relative sales of Colilert® products in geographies where these products are sold at higher average unit sales prices.

Livestock and Poultry Diagnostics. The increase in LPD revenue resulted primarily from higher sales volumes of certain swine tests and higher sales volumes of certain bovine tests in Germany, where we have won several government tenders for testing in connection with a country-wide eradication program for a virus impacting beef and dairy production yields. The growth rate was also driven by lower revenue for the three months ended September 30, 2009 in comparison to the three months ended September 30, 2010 due to the timing of sales orders. These increases were partly offset by lower average unit sales prices due to competitive pressures.

Other. The increase in Other revenue was primarily attributable to higher sales volumes of our Dairy SNAP® residue test for the detection of melamine and higher sales volumes of consumables used with our OPTI Medical instruments. These increases were partly offset by unfavorable sales volumes of our Dairy SNAP® Beta Lactam test used for the detection of antibiotic residue in milk.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Three Months Ended September 30,
Gross Profit (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$113,561	50.9%	$105,234	49.1%	$8,327	7.9%
Water	12,628	63.0%	12,251	62.2%	377	3.1%
LPD	11,446	65.5%	9,257	58.1%	2,189	23.6%
Other	4,579	49.8%	3,721	41.2%	858	23.0%
Unallocated amounts	(7)	N/A	14	N/A	(21)	(150.0)%
Total Company	$142,207	52.7%	$130,477	50.4%	$11,730	9.0%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 51% from 49%. The increase in gross profit percentage was attributable primarily to reduced overall manufacturing costs associated with our IDEXX VetLab® instruments and SNAP® tests. The gross profit percentage was also favorably impacted by lower costs of service in our laboratory and consulting services business and lower depreciation on our IDEXX VetLab® instruments placed at customer sites under usage agreements, as we have reduced this type of placement activity and an increasing number of prior placements have become fully depreciated. These favorable impacts were partly offset by the net unfavorable impact of changes in foreign currency exchange rates and higher relative sales of lower margin products. The net unfavorable impact of changes in foreign currency exchange rates was due primarily to the strengthening of the U.S. dollar against the Euro and, to a lesser extent, against the British pound, as a substantial portion of CAG sales outside of the U.S. are denominated in the Euro and the British pound.

Water. Gross profit for Water increased due to higher sales and an increase in the gross profit percentage to 63% from 62%. The increase in the gross profit percentage was due to lower overall manufacturing costs, partly offset by the net unfavorable impact of changes in foreign currency exchange rates and greater hedging losses.

Livestock and Poultry Diagnostics. Gross profit for LPD increased due to higher sales and an increase in the gross profit percentage to 65% from 58%. The increase in the gross profit percentage was due to lower overall manufacturing costs, due primarily to greater volume leverage, and higher relative sales of higher margin products. The gross profit percentage of 65% is relatively consistent with full year 2008 and 2009 results. The gross profit percentage of 58% for the three months ended September 30, 2009 as compared to the same period in 2010 was depressed due primarily to the impact of increased manufacturing costs and to lower revenue recognized related to a customer where revenue is recognized on the cash basis of accounting due to uncertain collectability.

Other. Gross profit for Other operating units increased due to higher sales and an increase in the gross profit percentage to 50% from 41%. The increase in the gross profit percentage was attributable to lower overall manufacturing costs in our OPTI Medical and Dairy lines of business and higher royalty revenue for the three months ended September 30, 2010 as compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended September 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$74,730	33.5%	$67,232	31.3%	$7,498	11.2%
Water	3,930	19.6%	3,835	19.5%	95	2.5%
LPD	8,404	48.1%	8,313	52.1%	91	1.1%
Other	3,203	34.8%	3,965	43.9%	(762)	(19.2)%
Unallocated amounts	2,126	N/A	2,927	N/A	(801)	(27.4)%
Total Company	$92,393	34.3%	$86,272	33.3%	$6,121	7.1%

Operating Income (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$38,831	17.4%	$38,002	17.7%	$829	2.2%
Water	8,698	43.4%	8,416	42.7%	282	3.3%
LPD	3,042	17.4%	944	5.9%	2,098	222.2%
Other	1,376	15.0%	(244)	(2.7)%	1,620	664.0%
Unallocated amounts	(2,133)	N/A	(2,913)	N/A	780	26.8%
Total Company	$49,814	18.5%	$44,205	17.1%	$5,609	12.7%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$37,821	17.0%	$35,082	16.4%	$2,739	7.8%
General and administrative	25,907	11.6%	21,982	10.2%	3,925	17.9%
Research and development	11,002	4.9%	10,168	4.7%	834	8.2%
Total operating expenses	$74,730	33.5%	$67,232	31.3%	$7,498	11.2%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs, including an investment in field sales technical support personnel, partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from increased legal fees incurred in connection with our response to the U.S. Federal Trade Commission (“FTC”) subpoena discussed in more detail under the heading “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q; an increase in bad debt expense in connection with the bankruptcy of one of our U.S. distributors, Professional Veterinary Products, Inc (“PVP”); and, to a lesser extent, increased personnel-related costs. These increases were partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in research and development expense resulted primarily from increased personnel-related costs.

Water. The following table presents Water expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$1,860	9.3%	$1,691	8.6%	$169	10.0%
General and administrative	1,451	7.2%	1,387	7.0%	64	4.6%
Research and development	619	3.1%	757	3.8%	(138)	(18.2)%
Total operating expenses	$3,930	19.6%	$3,835	19.5%	$95	2.5%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs and increased spending on sales promotions and incentives, partly offset by the favorable impact of changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from an increase in costs attributable to investments in information technology and, to a lesser extent, an increase in personnel-related costs, partly offset by the favorable impact of changes in foreign currency exchange rates. The decrease in research and development expense resulted primarily from decreased spending related to qualifying additional suppliers of certain raw materials and a reduction in personnel-related costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$3,118	17.8%	$2,946	18.5%	$172	5.8%
General and administrative	2,608	14.9%	3,104	19.5%	(496)	(16.0)%
Research and development	2,678	15.3%	2,263	14.2%	415	18.3%
Total operating expenses	$8,404	48.1%	$8,313	52.1%	$91	1.1%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs and, to a lesser extent, marketing and branding expense incurred as part of the renaming of our LPD segment in the second quarter of 2010. The decrease in general and administrative expense resulted from a decrease in personnel-related costs and, to a lesser extent, the favorable impact of changes in foreign currency exchange rates. These favorable items were partly offset by an increase in costs attributable to investments in information technology. The increase in research and development expense resulted primarily from an increase in personnel-related costs.

Other. Operating expenses for Other operating units decreased $0.8 million to $3.2 million for the three months ended September 30, 2010 due primarily to a milestone payment earned related to the sale of product rights previously included in our pharmaceutical division. This payment was earned due to the achievement of certain sales milestones by the third party that purchased the product rights. Because we have no obligation to deliver product or services, or otherwise provide support to the third party under this agreement, and because collectability is reasonably assured, this milestone payment, and any other related milestone payments we earn in the future, are included in results of operations when earned, but are not classified as revenue because the transaction was accounted for as the sale of a product line. See Note 16 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding this milestone payment. This decrease was partly offset by increased sales and marketing costs in China due to the development of our Dairy business in that country.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $0.8 million to $2.1 million for the three months ended September 30, 2010 due primarily to lower corporate research and development personnel-related costs.

Interest Income and Interest Expense

Interest income was $0.1 million for the three months ended September 30, 2010 and less than $0.1 million for the same period in the prior year. The slight increase was due primarily to higher interest rates on invested cash balances.

Interest expense was $0.7 million for the three months ended September 30, 2010, compared to $0.4 million for the same period in 2009. In March 2009, we entered into two forward fixed interest rate swap agreements for an aggregate notional amount of $80 million to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our unsecured short-term revolving credit facility (“Credit Facility”). Under these agreements, we effectively fixed our interest rate exposure on $80 million of our outstanding borrowings for the period commencing March 31, 2010 through March 30, 2012 by converting our variable interest rate payments to fixed interest rate payments at 2% plus applicable interest rates on funds borrowed under the Credit Facility, which range from 0.375 to 0.875 percentage points (the “Credit Spread”). The increase in interest expense during the three months ended September 30, 2010 compared to the same period of the prior year was due to higher effective interest rates on outstanding debt balances due to the commencement of these interest rate swap agreements, partly offset by lower average balances outstanding on our Credit Facility. As the fixed rate under the interest rate swap agreements is higher than the weighted average interest rate of debt outstanding during 2009, we expect that interest expense will continue to be higher during the remainder of 2010 as compared to 2009.

Provision for Income Taxes

Our effective income tax rates were 29.5% and 28.0% for the three months ended September 30, 2010 and 2009, respectively. The increase in our effective income tax rate for the three months ended September 30, 2010 compared to the same period of the prior year was due primarily to the expiration of federal research and development tax incentives that were available during the three months ended September 30, 2009, partly offset by tax benefits related to U.S. manufacturing activities that were fully phased in effective January 1, 2010. During the three months ended September 30, 2010 and 2009, we recognized tax benefits of similar amounts resulting from the expiration of certain statutes of limitation. The recognition of these benefits did not impact the comparability of our effective income tax rate between the three months ended September 30, 2010 and 2009, but did result in the reduction of our effective income tax rates for the three months ended September 30, 2010 and 2009 as compared to the nine months ended September 30, 2010 and 2009, respectively.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue

Total Company. The following table presents revenue by operating segment:

For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2010	2009	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Percentage Change Net of Acquisitions/ Divestitures and Currency Effect (3)

CAG	$676,646	$625,442	$51,204	8.2%	1.0%	0.6%	6.6%
Water	57,356	54,707	2,649	4.8%	1.2%	-	3.6%
LPD	56,577	53,848	2,729	5.1%	(1.2)%	-	6.3%
Other	29,056	27,301	1,755	6.4%	0.1%	-	6.3%
Total	$819,635	$761,298	$58,337	7.7%	0.8%	0.5%	6.4%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change resulting from the difference between the average exchange rates during the nine months ended September 30, 2010 and the same period of the prior year applied to foreign currency denominated revenues for the nine months ended September 30, 2010.

(2)
Represents the percentage change in revenue during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2008.

(3)	We refer to this change as the change in organic revenue.

The following revenue analysis and discussion focuses on organic revenue, which reflects the results of operations net of the impact of currency exchange rates on sales outside the U.S. and net of incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2008.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2010	2009	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Percentage Change Net of Acquisitions/ Divestitures and Currency Effect (3)

Instruments and consumables	$258,318	$239,889	$18,429	7.7%	0.5%	-	7.2%
Rapid assay products	115,500	116,997	(1,497)	(1.3)%	0.4%	-	(1.7)%
Laboratory diagnostic and consulting services	248,422	222,987	25,435	11.4%	1.6%	1.6%	8.2%
Practice information management systems and digital radiography	54,406	45,515	8,891	19.5%	1.1%	0.8%	17.6%
Pharmaceutical products	-	54	(54)	(100.0)%	-	(100.0)%	-
Net CAG revenue	$676,646	$625,442	$51,204	8.2%	1.0%	0.6%	6.6%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change resulting from the difference between the average exchange rates during the nine months ended September 30, 2010 and the same period of the prior year applied to foreign currency denominated revenues for the nine months ended September 30, 2010.

(2)
Represents the percentage change in revenue during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2008.

(3)	We refer to this change as the change in organic revenue.

Instruments  revenue was $57.5 million and $51.9 million for the nine months ended September 30, 2010 and 2009, respectively. Consumables revenue was $170.7 million and $161.2 million for the nine months ended September 30, 2010 and 2009, respectively. Instrument service and accessories revenue was $29.4 million and $26.0 million for the nine months ended September 30, 2010 and 2009, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. The $5.6 million increase in instruments revenue was due primarily to higher sales volumes of our Catalyst Dx® instrument, sales of our ProCyte DxTM instrument, our new hematology analyzer that we began shipping during the third quarter of 2010, and increased sales of our IDEXX VetLab Station®. The increase in revenue attributable to sales of our ProCyte DxTM instrument was partly offset by lower average unit sales prices and lower sales volumes of our LaserCyte® instrument as some of our sales focus has shifted from LaserCyte® to ProCyte DxTM. The $9.5 million increase in consumables revenue was due primarily to higher sales volumes of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® instrument as certain customers have replaced VetTest® instruments with Catalyst Dx® instruments. The $3.4 million increase in instrument service and accessories revenue was primarily a result of the growth of our active installed base of instruments. The impact from changes in distributors’ inventory levels increased reported instruments and consumables revenue growth by 1%.

The decrease in rapid assay revenue was due primarily to lower average unit sales prices of our SNAP® tests, resulting from discounts associated with customer purchase programs. Lower sales volumes of our SNAP® tests, attributable to a decline in U.S. practice-level sales, partly offset by higher sales volume outside of the U.S., also contributed to the decrease in rapid assay revenue. These unfavorable impacts were partly offset by changes in distributors’ inventory levels, which resulted in an increase in reported rapid assay revenue growth of 1%.

The increase in laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volumes, which were driven largely by the acquisition of new customers.

The increase in practice information management systems and digital radiography revenue resulted primarily from higher sales volumes of companion animal radiography systems as this market is  transitioning from older film-based systems to digital as the standard of care. An increase in service and support revenue also contributed to revenue growth.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volume. This favorable impact was partly offset by higher relative sales of Colilert® products in geographies where these products are sold at lower average unit sales prices.

Livestock and Poultry Diagnostics. The increase in LPD revenue resulted primarily from higher sales volumes of certain bovine tests in Germany where we have won several government tenders for testing in connection with a country-wide eradication program for a virus impacting beef and dairy production yields, partly offset by lower average unit sales prices due to competitive pressures. Higher sales volumes of certain swine tests also contributed to revenue growth.

Other. The increase in Other revenue was attributable primarily to higher sales volumes of our Dairy SNAP® residue test for the detection of melamine and higher sales volume of consumables used with our OPTI Medical instruments. These increases were partly offset by lower sales of our Dairy SNAP® Beta Lactam test used for the detection of antibiotic residue in milk and lower Dairy instrument sales volume.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Nine Months Ended September 30,
Gross Profit (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$346,523	51.2%	$310,010	49.6%	$36,513	11.8%
Water	36,071	62.9%	35,961	65.7%	110	0.3%
LPD	38,025	67.2%	35,664	66.2%	2,361	6.6%
Other	12,980	44.7%	11,462	42.0%	1,518	13.2%
Unallocated amounts	253	N/A	253	N/A	-	0.0%
Total Company	$433,852	52.9%	$393,350	51.7%	$40,502	10.3%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 51% from 50%. The increase in gross profit percentage was attributable primarily to lower overall manufacturing and service costs associated with our IDEXX VetLab® instruments and, to a lesser extent, lower depreciation on instruments placed at customer sites under usage agreements, as we have reduced this type of placement activity and an increasing number of prior placements have become fully depreciated. The gross profit percentage was also favorably impacted by lower costs of service in our laboratory and consulting services business. These favorable impacts were partly offset by the net unfavorable impact of changes in foreign currency exchange rates and higher relative sales of lower margin products. The net unfavorable impact of changes in foreign currency exchange rates was due primarily to lower hedging gains, partly offset by the weakening of the U.S. dollar against the Canadian dollar and Australian dollar.

Water. The slight increase in gross profit for Water was due to higher sales, largely offset by a decrease in the gross profit percentage to 63% from 66%. The decrease in the gross profit percentage was due to the net unfavorable impact of changes in foreign currency exchange rates and higher overall manufacturing costs. The net unfavorable impact of changes in foreign currency exchange rates was due to lower hedging gains, partly offset by the impact of the weakening of the U.S. dollar against the Australian dollar and the Canadian dollar. These unfavorable impacts were partly offset by higher relative sales of higher margin products.

Livestock and Poultry Diagnostics. Gross profit for LPD increased due to higher sales and an increase in the gross profit percentage to 67% from 66%. The increase in the gross profit percentage resulted from higher relative sales of higher margin products and lower overall manufacturing costs, partly offset by the net unfavorable impact of changes in foreign currency exchange rates and lower overall average unit sales prices. The net unfavorable impact of changes in foreign currency exchange rates was due to lower hedging gains and the impact of the strengthening of the U.S. dollar against the Euro.

Other. Gross profit for Other operating units increased due to higher sales and an increase in the gross profit percentage to 45% from 42%. The increase in the gross profit percentage was attributable to higher royalty revenues, lower overall manufacturing costs in our Dairy line of business, and lower relative sales of lower margin Dairy instruments. These increases were partly offset by the net unfavorable impact of changes in foreign currency exchange rates, due primarily to lower hedging gains.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

For the Nine Months Ended September 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$223,046	33.0%	$203,017	32.5%	$20,029	9.9%
Water	12,333	21.5%	11,625	21.2%	708	6.1%
LPD	26,061	46.1%	24,662	45.8%	1,399	5.7%
Other	11,142	38.3%	11,607	42.5%	(465)	(4.0)%
Unallocated amounts	8,193	N/A	10,617	N/A	(2,424)	(22.8)%
Total Company	$280,775	34.3%	$261,528	34.4%	$19,247	7.4%

Operating Income (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$123,477	18.2%	$106,993	17.1%	$16,484	15.4%
Water	23,738	41.4%	24,336	44.5%	(598)	(2.5)%
LPD	11,964	21.1%	11,002	20.4%	962	8.7%
Other	1,838	6.3%	(145)	(0.5)%	1,983	1367.6%
Unallocated amounts	(7,940)	N/A	(10,364)	N/A	2,424	23.4%
Total Company	$153,077	18.7%	$131,822	17.3%	$21,255	16.1%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$112,656	16.6%	$105,297	16.8%	$7,359	7.0%
General and administrative	77,309	11.4%	67,413	10.8%	9,896	14.7%
Research and development	33,081	4.9%	30,307	4.8%	2,774	9.2%
Total operating expenses	$223,046	33.0%	$203,017	32.5%	$20,029	9.9%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs, including an investment in field sales technical support personnel, and, to a lesser extent, the unfavorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from increased legal fees incurred in connection with our response to the FTC subpoena discussed in more detail under the heading “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q; the unfavorable impact from changes in foreign currency exchange rates; an increase in costs attributable to information technology investments; increased personnel-related costs; and an increase in bad debt expense in connection with the bankruptcy of PVP. The increase in research and development expense resulted primarily from increased personnel-related costs.

Water. The following table presents Water expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$5,711	10.0%	$5,306	9.7%	$405	7.6%
General and administrative	4,791	8.4%	4,266	7.8%	525	12.3%
Research and development	1,831	3.2%	2,053	3.8%	(222)	(10.8)%
Total operating expenses	$12,333	21.5%	$11,625	21.2%	$708	6.1%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs, partly offset by lower spending on market research. The increase in general and administrative expense resulted from an increase in costs attributable to information technology investments and the net unfavorable impact of changes in foreign currency exchange rates. The decrease in research and development expense resulted primarily from a reduction in personnel-related costs and, to a lesser extent, from decreased spending related to qualifying additional suppliers of certain raw materials.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$9,951	17.6%	$8,994	16.7%	$957	10.6%
General and administrative	9,078	16.0%	9,217	17.1%	(139)	(1.5)%
Research and development	7,032	12.4%	6,451	12.0%	581	9.0%
Total operating expenses	$26,061	46.1%	$24,662	45.8%	$1,399	5.7%

The increase in sales and marketing expense resulted primarily from an increase in personnel-related costs. The decrease in general and administrative expense resulted from a decrease in personnel-related costs, partly offset by an increase in costs attributable to information technology investments. The increase in research and development expense resulted primarily from an increase in personnel-related costs, partly offset by lower spending due to the timing of certain projects.

Other. Operating expenses for Other operating units decreased $0.5 million to $11.1 million for the nine months ended September 30, 2010 due primarily to a milestone payment earned as described in the results of operations discussion for the three months ended September 30, 2010, and, to a lesser extent, a decrease in deferred compensation expense associated with an employee plan assumed in our acquisition of OPTI Medical, due to changes in the market value of the underlying investments in the plan. These decreases were partly offset by increased personnel-related costs in our OPTI Medical and Dairy lines of business.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $2.4 million to $8.2 million for the nine months ended September 30, 2010 due primarily to lower corporate research and development personnel-related costs and the write-off in 2009 of software to manage the various aspects of product development and product life cycles.

Interest Income and Interest Expense

Interest income was $0.3 million for the nine months ended September 30, 2010 and 2009 as a decrease in interest rates was offset by higher invested cash balances.

Interest expense was $1.7 million for the nine months ended September 30, 2010 and $1.5 million for the same period in 2009. The increase in interest expense was due to higher effective interest rates, partly offset by lower average balances outstanding on our Credit Facility. With the commencement of our interest rate swap agreements on March 31, 2010, we effectively fixed our interest rate at 2% plus the Credit Spread on $80 million of funds borrowed under the Credit Facility through March 31, 2012. As the fixed rate under the interest rate swap agreements is higher than the weighted average interest rate of debt outstanding during 2009, we expect that interest expense will continue to be higher during the remainder of 2010 as compared to 2009.

Provision for Income Taxes

Our effective income tax rates were 30.8% and 30.1% for the nine months ended September 30, 2010 and 2009, respectively. The increase in our effective income tax rate for the nine months ended September 30, 2010 compared to the same period of the prior year was due primarily to the expiration of federal research and development tax incentives that were available during the nine months ended September 30, 2009, partly offset by tax benefits related to U.S. manufacturing activities that were fully phased in effective January 1, 2010.

■ Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 3(p) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

■ Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under the Credit Facility. At September 30, 2010 and December 31, 2009, we had $133.5 million and $106.7 million, respectively, of cash and cash equivalents, and working capital of $159.0 million and $120.0 million, respectively. Additionally, at September 30, 2010, we had remaining borrowing availability of $73.1 million under our $200 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long-term to fund our business as currently being conducted.

We consider the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Changes to this position could have adverse tax consequences. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. As the majority of our cash is invested outside of the U.S., we expect to continue to utilize amounts available under our Credit Facility to fund our operations in the U.S. As a result, we expect our cash balance to continue to grow for the foreseeable future as sources of foreign cash flows are expected to be greater than uses outside of the U.S.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009

Days sales outstanding(1)	41.9	41.8	41.7	38.9	41.2
Inventory turns(2)	1.7	1.9	2.0	1.9	1.8

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.
(2) Inventory turns represents inventory-related cost of product sales for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(dollars in thousands)	2010	2009	Dollar Change

Net cash provided by operating activities	$129,983	$115,503	$14,480
Net cash used by investing activities	(28,804)	(39,609)	10,805
Net cash used by financing activities	(75,279)	(50,540)	(24,739)
Net effect of changes in exchange rates on cash	884	2,506	(1,622)
Net increase in cash and cash equivalents	$26,784	$27,860	$(1,076)

Operating Activities. Cash provided by operating activities was $130.0 million for the nine months ended September 30, 2010, compared to $115.5 million for the same period in 2009. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from exercises of stock options and vesting of restricted stock units to a financing activity, was $153.4 million for the nine months ended September 30, 2010, compared to $144.6 million for the same period in 2009, resulting in incremental operating cash flows of $8.8 million. The total of changes in operating assets and liabilities, and the tax benefit from exercises of stock options and vesting of restricted stock units decreased cash by $23.4 million and $29.1 million for the nine months ended September 30, 2010 and 2009, respectively, resulting in an incremental increase in cash of $5.7 million.

The following table presents cash flows from changes in operating assets and liabilities, and the tax benefit from exercises of stock options and vesting of restricted stock units:

	For the Nine Months Ended September 30,
(dollars in thousands)	2010	2009	Dollar Change

Accounts receivable	$(6,916)	$(1,132)	$(5,784)
Inventories	(22,460)	(8,145)	(14,315)
Other assets	(5,836)	(3,126)	(2,710)
Accounts payable	6,107	(6,868)	12,975
Accrued liabilities	16,447	(5,241)	21,688
Deferred revenue	2,570	(698)	3,268
Tax benefit from exercises of stock options and vesting of restricted stock units	(13,293)	(3,851)	(9,442)
Total change in cash due to changes in operating assets and liabilities and the tax benefit from exercises of stock options and vesting of restricted stock units	$(23,381)	$(29,061)	$5,680

During the nine months ended September 30, 2010, as compared to the same period of the prior year, the increase in accrued liabilities resulted primarily from increased income tax accruals. The timing of inventory receipts, most significantly of slides used with our chemistry analyzers, contributed to a decrease in cash flow, which was partly offset by associated increases in cash flow from the timing of payments for inventory. Sales during the nine months ended September 30, 2010 were higher compared to the same period of the prior year, driving increases in accounts receivable.

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

•
We have agreements with certain suppliers that require us to make minimum annual inventory purchases, in some cases in order to retain exclusive distribution rights, and we have other agreements with suppliers that provide for lower pricing based on annual purchase volumes. We may place a higher volume of purchase orders for inventory during the fourth quarter in order to meet our minimum commitments or realize volume pricing discounts and we receive that inventory in the fourth or first quarters and pay in the first quarter. The specific facts and circumstances that we consider in determining the timing and level of inventory purchases throughout the year related to these agreements may yield inconsistent cash flows from operations, most typically in the first and fourth quarters. The timing of inventory receipts also impacts our inventory turnover metrics. To the extent we receive large inventory shipments at the end of a quarter our inventory turnover will be negatively affected.

Investing Activities. Cash used by investing activities was $28.8 million for the nine months ended September 30, 2010, compared to cash used of $39.6 million for the same period of 2009. The decrease in cash used by investing activities was due primarily to a decrease in cash used for fixed asset purchases due to lower spending on the renovation of our headquarters facilities and information technology projects, and, to a lesser extent, a decrease in cash used for acquisitions. These decreases in cash used were partly offset by lower proceeds received in connection with the disposition of assets during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we received net proceeds of $3.4 million from the sale of our pharmaceutical product lines and from the sale of property and equipment.

We paid $28.6 million to purchase fixed assets during the nine months ended September 30, 2010. Our total capital expenditure plan for 2010 is approximately $45 million, which includes approximately $9 million for the renovation and expansion of our headquarters facility.

Financing Activities. During the nine months ended September 30, 2010 and 2009, we received $22.1 million and $13.1 million, respectively, on the exercise of stock options and participation in the employee stock purchase plan, due to an increase in the number of options exercised and, to a lesser extent, an increase in the weighted average exercise price. Exercise activity increased during the first nine months of 2010 as compared to the same period of the prior year partly due to the adoption by our chief executive officer of a securities trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As a function of the increase in exercise activity, the tax benefit from exercises of stock options and vesting of restricted stock units increased to $13.3 million for the nine months ended September 30, 2010, compared to $3.9 million for the same period of the prior year.

At September 30, 2010, we had $125.9 million outstanding under the Credit Facility, of which $2.9 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. The general availability of funds under the Credit Facility is reduced by $1.0 million for a letter of credit issued related to our workers’ compensation policy covering claims for the years ended December 31, 2009 and 2010. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, which provide for the acceleration of amounts outstanding under the Credit Facility, or restrict our ability to borrow thereunder, in the event of noncompliance. One of the financial covenants requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At September 30, 2010, we were in compliance with the covenants of the Credit Facility.

Our board of directors has authorized the repurchase of up to 44 million shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to September 30, 2010, we have repurchased 39.8 million shares. Cash used to repurchase shares during the nine months ended September 30, 2010 and 2009 was $117.2 million and $58.0 million, respectively. We believe that the repurchase of our common stock is a favorable investment, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30, 2010 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 12 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2010, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to achieve their stated purpose.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.   Risk Factors

Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

The following discussion includes three revised risk factors (“Various Government Regulations and Enforcement Activities Could Limit or Delay Our Ability to Market and Sell Our Products,” “Changes in Testing Patterns Could Negatively Affect Our Operating Results,” and “Our Operations are Vulnerable to Interruption as a Result of Natural Disasters or System Failures”) that reflect developments subsequent to the discussion of those risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and we have eliminated one risk factor (“Disruptions in Financial and Currency Markets Could Have a Negative Effect on Our Business”), which was included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our Failure to Successfully Execute Certain Strategies Could Have a Negative Impact on Our Growth and Profitability

The companion animal health care industry is highly competitive and we anticipate increased competition from both existing competitors and new market entrants. Our ability to maintain or enhance our growth rates and our profitability depends on our successful execution of many elements of our strategy, which include:

•
Developing, manufacturing and marketing innovative new in-clinic laboratory analyzers that drive sales of IDEXX VetLab® instruments, grow our installed base of instruments, and create a recurring revenue stream from consumable products, services and accessories;

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

Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability

We currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include our ProCyte Dx™ hematology, IDEXX VetAutoread™ hematology, VetLyte® electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; Catalyst Dx® and VetTest® consumables; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products, dairy testing products and LaserCyte® hematology analyzers. To mitigate risks associated with sole and single source suppliers we seek where possible to enter into long-term contracts that ensure an uninterrupted supply of products at predictable prices. However, some suppliers decline to enter into long-term contracts and we are required to purchase products on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of sole and single source products in the future, we may be unable to supply the market, which would have a material adverse effect on our results of operations.

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

A Weak Economy Negatively Affects Demand for Our Products and Services

A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of pet visits to veterinary hospitals and the practices of veterinarians with respect to diagnostic testing. Economic weakness in our significant markets has caused and could continue to cause pet owners to skip or defer visits to veterinary hospitals or could affect their willingness to treat certain pet health conditions, approve certain diagnostic tests, or continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments. A decline in pet visits to the hospital, and the willingness of pet owners to treat certain health conditions or approve certain tests, in pet ownership, or in the inclination of veterinarians to recommend certain tests or make capital purchases could result in a decrease in sales of diagnostic products and services. This, in turn, may cause deterioration in the financial condition of our distributors and customers, which could inhibit their ability to pay us amounts owed for products delivered or services provided.

Demand for our water products is driven in part by the availability of funds at the government laboratories, water utilities and private certified laboratories that utilize our products. Availability of funds also affects  demand by the government laboratories and cattle, swine and poultry producers that utilize our livestock and poultry diagnostic products. Economic weakness in our significant markets has caused and could continue to cause our consumers to reduce their investment in such testing.

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against the Euro, the British pound, the Canadian dollar, the Japanese yen and the Australian dollar adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured in the U.S. and exported to international markets. Approximately 24% and 25% of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies for the three and nine months ended September 30, 2010, respectively.

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

In January 2010, we received a letter from the FTC, stating that it was conducting an investigation to determine whether IDEXX or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter requests that we preserve all materials potentially relevant to this investigation. The letter states that the FTC has not concluded that IDEXX or anyone else has violated Section 5 of the FTC Act.

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

Changes in Testing Patterns Could Negatively Affect Our Operating Results

The market for our companion animal and livestock and poultry diagnostic tests and our dairy and water testing products could be negatively impacted by a number of factors. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our livestock and poultry products business in particular is subject to fluctuations resulting from changes in disease prevalence. In addition, changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products that are driven by compliance testing, such as our livestock and poultry, dairy and water products. Declines in testing for any of the reasons described could have a material adverse effect on our results of operations.

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

Consolidation of Veterinary Hospitals Could Negatively Affect Our Business

An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include VCA Antech, Inc., National Veterinary Associates and Banfield, The Pet Hospital, each of which is currently a customer of IDEXX. A similar trend exists in the U.K. and may in the future also develop in other countries. Corporate owners of veterinary hospitals could attempt to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results. Decisions by larger corporate owners to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results. In addition, certain corporate owners, most notably VCA Antech, our primary competitor in the U.S. and Canadian markets for veterinary laboratory diagnostic services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally use their laboratory services almost exclusively and shift a large portion of their testing from in-clinic testing to their reference laboratories. Furthermore, because these companies compete with us in the laboratory services marketplace, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the nine months ended September 30, 2010, 25% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include fluctuations in the value of foreign currencies relative to the U.S. dollar, inability of our customers to obtain U.S. dollars to pay our invoices, disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period. In addition, many of the products for which our selling price may be denominated in foreign currencies are manufactured, sourced, or both, in the U.S. and our costs are incurred in U.S. dollars. We utilize non-speculative forward currency exchange contracts and natural hedges to mitigate foreign currency exposure. However, an appreciation of the U.S. dollar relative to the foreign currencies in which we sell these products would reduce our operating profits. Additionally, a strengthening U.S. dollar could negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

We manufacture many of our significant companion animal products, including our rapid assay devices and certain instruments, many of our Water testing products and certain of our LPD testing products at a single facility in Westbrook, Maine. We also manufacture certain of our LPD testing products in Bern, Switzerland and Montpellier, France. In addition, we maintain major distribution facilities in North America and in the Netherlands, and a major reference laboratory in Memphis, Tennessee. Therefore, interruption of operations at any of these facilities would have a material adverse effect on our results of operations.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, we repurchased common shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1 to July 31, 2010	172,937	$61.41	172,900	4,607,283
August 1 to August 31, 2010	206,996	57.80	206,996	4,400,287
September 1 to September 30, 2010	189,384	58.04	186,915	4,213,372
Total	569,317	$58.98	566,811	4,213,372

Our board of directors has approved the repurchase of up to 44 million shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008 and February 10, 2010 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended September 30, 2010, and no repurchase plans expired during the period. Repurchases of 566,811 shares were made during the three months ended September 30, 2010 in transactions made pursuant to our repurchase plan.

During the three months ended September 30, 2010, we received 2,506 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may be purchased under the repurchase plan.

Item 6.  Exhibits

Exhibit No.	Description

10.1*	Restated Director Deferred Compensation Plan (filed herewith).

10.2*	Executive Employment Agreement dated October 1, 2010, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.1 to October 7, 2010 Form 8-K, and incorporated herein by reference.)

10.3*	Executive Employment Agreement dated October 1, 2010, between the Company and Merilee Raines (filed as Exhibit No. 10.2 to October 7, 2010 Form 8-K, and incorporated herein by reference.)

10.4*
Executive Employment Agreement dated October 1, 2010, between the Company and each of Thomas J. Dupree, Johnny D. Powers, PhD and Michael J. Williams, PhD (filed as Exhibit No. 10.3 to October 7, 2010 Form 8-K, and incorporated herein by reference.)

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

IDEXX LABORATORIES, INC.

/s/ Merilee Raines
Date: October 22, 2010	Merilee Raines
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*	Restated Director Deferred Compensation Plan (filed herewith).

10.2*	Executive Employment Agreement dated October 1, 2010, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.1 to October 7, 2010 Form 8-K, and incorporated herein by reference.)

10.3*	Executive Employment Agreement dated October 1, 2010, between the Company and Merilee Raines (filed as Exhibit No. 10.2 to October 7, 2010 Form 8-K, and incorporated herein by reference.)

10.4*
Executive Employment Agreement dated October 1, 2010, between the Company and each of Thomas J. Dupree, Johnny D. Powers, PhD and Michael J. Williams, PhD (filed as Exhibit No. 10.3 to October 7, 2010 Form 8-K, and incorporated herein by reference.)

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