Form 10-K
period 2010-12-31
IDEXX LABORATORIES INC /DE
filed 2011-02-22
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sale price on June 30, 2010 of the registrant’s Common Stock as reported by the NASDAQ Global Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,482,320,038. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of shares outstanding of the registrant’s Common Stock was 57,335,339 on February 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Specifically identified portions of the Company’s definitive proxy statement to be filed in connection with the Company’s 2011 Annual Meeting to be held on May 4, 2011, are incorporated herein by reference.

IDEXX LABORATORIES, INC.
Annual Report on Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance; the effect of economic downturns on our business performance; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. The risks and uncertainties discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Annual Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

PART I

ITEM 1.	BUSINESS

We develop, manufacture and distribute products and provide services primarily for the companion animal veterinary, livestock and poultry, water testing and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our primary products and services are:

•	Point-of-care veterinary diagnostic products, comprising instruments and consumables and rapid assays;

•	Veterinary reference laboratory diagnostic and consulting services used by veterinarians;

•	Diagnostic and health-monitoring products for livestock and poultry;

•	Products that test water for certain microbiological contaminants;

•	Practice information systems and services, and digital radiography systems used by veterinarians;

•	Products that test milk for antibiotic residues and other contaminants; and

•	Point-of-care electrolytes and blood gas analyzers used in the human point-of-care medical diagnostics market.

In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a feline insulin product under development. Upon completion of this transaction we restructured the remaining pharmaceutical division and realigned two of our remaining pharmaceutical product lines to the Rapid Assay line of business, which is part of our Companion Animal Group (“CAG”) segment, and realigned the remainder of the products, which comprised one product line and two out-licensing arrangements, to the “Other” category. We retained certain drug delivery technologies that we will seek to commercialize through agreements with third parties such as pharmaceutical companies. See Note 21 to the consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K.

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

We make available free of charge on our Web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we file such information with, or furnish it to, the SEC. In addition, copies of our reports filed electronically with the SEC may be accessed on the SEC’s Web site at www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

DESCRIPTION OF BUSINESS BY SEGMENT

During 2010, we operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as CAG, water quality products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). Prior to the second quarter of 2010, we referred to LPD as our Production Animal Segment. We also operate two smaller operating segments that comprise products for milk quality (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”).  Financial information about the Dairy and OPTI Medical operating segments is combined and presented with one of our remaining pharmaceutical product lines and our out-sourcing licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 15 to the consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K for financial information about our segments, including geographic information, and our product and service categories.

COMPANION ANIMAL GROUP

Instruments and Consumables

We currently market an integrated suite of in-clinic laboratory analyzers for use in providing reference laboratory diagnostic information in companion animal veterinary practices that we refer to as the IDEXX VetLab® suite of analyzers. The IDEXX VetLab® suite includes several instrument systems, as well as associated proprietary consumable products, all of which are described below:

Blood and Urine Chemistry.

We sell two chemistry analyzers, the Catalyst Dx® Chemistry Analyzer and the VetTest® Chemistry Analyzer, that are used by veterinarians to measure levels of certain enzymes and other substances in blood or urine for assistance in diagnosing physiologic conditions. Both instruments use consumables manufactured for IDEXX by Ortho-Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson & Johnson, based on Ortho’s dry slide technology (“dry chemistry slides,” “Catalyst Dx® slides,” “VetTest® slides” or “slides”). In addition to dry chemistry slides, the Catalyst Dx® analyzer also uses electrolyte consumables manufactured by IDEXX at OPTI Medical Systems. Blood tests commonly run on these analyzers include glucose, alkaline phosphatase, ALT (alanine aminotransferase), creatinine, blood urea nitrogen (“BUN”), and total protein. Tests are sold individually and in prepackaged panels. Both analyzers also run a urine test called urine protein:creatinine ratio, which assists in the detection of early renal disease.

The Catalyst Dx® analyzer is our latest generation chemistry analyzer, which was launched in the first quarter of 2008. The Catalyst Dx® analyzer provides significantly improved throughput, ease of use and menu options relative to the VetTest® analyzer, including the ability to run electrolytes. Key ease-of-use features include the ability to run whole blood by way of an on-board centrifuge, the ability to run pre-packaged, multi-slide clips in addition to single chemistry slides, and an automated metering system. The Catalyst Dx® analyzer also has the ability to run automated dilutions, which is an ease-of-use feature both for certain blood chemistries and the test for urine protein:creatinine ratio. The Catalyst Dx® analyzer allows a veterinarian to run multiple patient samples simultaneously; to run different sample types including whole blood, plasma, serum and urine; to perform 27 different chemistry and electrolyte tests; and to automatically calculate other parameters and ratios important to blood chemistry analysis.

Our VetLyte® Electrolyte Analyzer measures three electrolytes—sodium, potassium and chloride—to aid in evaluating acid-base and electrolyte balances and assessing plasma hydration.

Our VetStat® Electrolyte and Blood Gas Analyzer measures electrolytes, blood gases, glucose and ionized calcium, and calculates other parameters, such as base excess and anion gap. These measurements aid veterinarians in diagnosing various disease states, evaluating fluid therapy choices and measuring respiratory function. The VetStat® analyzer runs single-use disposable cassettes that contain various configurations of analytes. The VetStat® analyzer and its cassettes are manufactured by OPTI Medical Systems.

Sales of consumables for use in our installed base of chemistry analyzers provide the majority of consumables volumes and revenues generated from our installed base of IDEXX VetLab® equipment.

Hematology. We sell three hematology analyzers that assess the cellular components of blood, including red blood cells, white blood cells and platelets (also called a complete blood count (“CBC”)). These analyzers include the ProCyte Dx™ Hematology Analyzer, which uses laser-flow cytometry, optical fluorescence and laminar-flow impedance in its analysis; the LaserCyte® Hematology Analyzer, which uses laser-flow cytometry technology in its analysis; and the IDEXX VetAutoread™ Hematology Analyzer. We also sell the Coag Dx™ Analyzer, which permits the detection and diagnosis of blood clotting disorders.

The ProCyte Dx™ analyzer is our latest generation hematology analyzer, which we launched in the third quarter of 2010. The ProCyte Dx™ analyzer provides significantly improved throughput, accuracy and more complete medical information relative to the LaserCyte® and VetAutoread™ hematology analyzers. The ProCyte Dx™ analyzer provides validated results for five species (canine, feline, equine, bovine and ferret) for up to 24 different blood parameters, providing a more complete picture of each patient’s health.

Quantitative Immunoassay Testing. In the first quarter of 2008, we launched the SNAPshot Dx® Analyzer, which provides quantitative measurements of total thyroxine (“T4”), cortisol and bile acids. The SNAPshot Dx® analyzer assists in the evaluation of thyroid, adrenal and liver function, and offers multiple-patient testing functionality. The SNAPshot Dx® analyzer also reads, interprets and records the results of most IDEXX rapid assay SNAP® tests, including our canine SNAP® 4Dx® test, feline SNAP® FIV/FeLV Combo test, canine SNAP® cPL™ test, SNAP® Feline Triple test, and canine SNAP® Heartworm RT test.

Urinalysis. The IDEXX VetLab® UA™ Analyzer provides rapid, semi-quantitative urinalysis and is validated specifically for veterinary use.

IDEXX VetLab®Station. The IDEXX VetLab ® Station (“IVLS”) connects and integrates the diagnostic information from all the IDEXX VetLab ® equipment and thus provides reference laboratory information management system capability. We sell the IVLS as an integral component of the Catalyst Dx ® , LaserCyte ® and ProCyte Dx ™ analyzers and also as a standalone hardware platform. The IVLS includes a user interface to input patient information, connect with a practice management information system and send information to run the individual analyzers. IVLS also generates one integrated patient report incorporating all of the lab work generated by the IDEXX VetLab ® suite; stores, retrieves and analyzes historical patient diagnostics data, including SNAP ® test results; and sends and receives information from practice information management systems, including IDEXX Cornerstone ® and Better Choice ® systems, as well as a wide variety of third-party systems.

Rapid Assays

We sell a broad range of single-use, handheld test kits under the SNAP® name that provide quick, accurate and convenient diagnostic test results for a variety of companion animal diseases and health conditions. These kits work without the use of instrumentation, although most kits may also be read automatically by the SNAPshot Dx® analyzer as discussed above.

Principal single-use canine tests include:

•	SNAP® 4Dx®, which tests for Lyme disease, Ehrlichia canis, canine heartworm, and Anaplasma phagocytophilum.

•	SNAP® 3Dx® , which tests for Lyme disease, Ehrlichia canis and canine heartworm;

•	SNAP® Heartworm RT, which tests only for canine heartworm;

•	SNAP® Parvo, which tests for parvovirus;

•	SNAP® cPL™, which tests for canine pancreatitis; and

•	SNAP® Giardia, which is a fecal test for soluble Giardia antigens.

Principal single-use feline tests include:

•	SNAP® Feline Triple®, which tests for feline immunodeficiency virus (“FIV”) (which is similar to the human AIDS virus), feline leukemia virus (“FeLV”), and feline heartworm;

•	SNAP® FIV/FeLV Combo Test, which tests for FIV and FeLV;

•	SNAP® FeLV, which tests only for FeLV; and

•	SNAP® Giardia, which is a fecal test for soluble Giardia antigens.

Sales of canine parasite tests (including SNAP® 4Dx®, SNAP® 3Dx® and SNAP® Heartworm RT), are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practice.

In addition to our single-use tests, we sell a line of microwell-based test kits under the PetChek® name for canine heartworm, FIV and FeLV. Larger clinics and laboratories use these kits to test multiple samples and provide ease-of-use and cost advantages to high-volume customers.

Veterinary Reference Laboratory Diagnostic and Consulting Services

We offer commercial veterinary reference laboratory diagnostic and consulting services to veterinarians in the U.S., Canada, Europe, Australia, Japan, and South Africa. Veterinarians use our services by submitting samples by courier or overnight delivery to one of our facilities. Most test results have same-day or next-day turnaround times. Our laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in companion animals and livestock and poultry, including virtually all tests that can be run in-clinic at the veterinary practice with our instruments or rapid assays. This menu of tests also includes a number of specialized and proprietary tests that we have developed that allow practitioners to diagnose increasingly relevant diseases in dogs and cats, including heart disease, pancreatitis and certain infectious diseases.

Additionally, we provide specialized veterinary consultation, telemedicine and advisory services, including radiology, cardiology, internal medicine and ultrasound consulting. These services enable veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the Internet.

Practice Information Systems and Digital Radiography

Practice Information Systems and Services. We develop, market and sell practice information systems, including hardware and software, that run key functions of veterinary clinics, including managing patient electronic health records, scheduling (including boarding and grooming), reminders, billing and inventory management. Our principal system is the Cornerstone® system. We also support several legacy systems installed with our customers, including IDEXX Better Choice®, IDEXX VPM™ and IDEXX VetLINK®. Additionally, we provide software and hardware support to our practice information system customers, and related supplies and services including Cornerstone®  Coaching, Practice Profile™, Reminder Service, SmartService™ Solutions and VetVault® Backup Solution to veterinary practice information system users in general. We derive a significant portion of our revenues for this product line from ongoing service contracts.

Digital Radiography Systems and Services. Our digital radiography systems capture radiographic images in digital form, replacing traditional x-ray film. Use of digital radiography systems eliminates the need for the film and processor, hazardous chemicals, and darkroom required for the production of film images, and provides for image manipulation and enhancement at the computer with a keyboard and mouse. We market and sell three digital radiography systems: the IDEXX-DR™ 1417 and the IDEXX-CR™ 1417 systems for use in the small animal (e.g. dog and cat) veterinary hospital, and the IDEXX EquiView® DR system for use as a portable unit in ambulatory veterinary practices, such as equine practices. In January 2011, we began replacing the IDEXX-CR™ 1417 with the IDEXX I-Vision CR system, our latest generation computed radiography system. As we transition from the IDEXX-CR™ 1417 to the IDEXX I-Vision CR, we will continue to support our active installed base of systems. Our digital radiography systems use IDEXX-PACS™ and IDEXX EquiView PACS™ picture archiving and communication system (“PACS”) software for the viewing, manipulation, management, storage and retrieval of the digital images generated by the digital capture plate. The PACS software also permits images from our digital radiography systems to be integrated into patients’ medical records in the Cornerstone® system, as well as transferred to other practice information management systems.

WATER

We offer a range of products used in the detection of various microbiological parameters in water.

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

Our Enterolert® products detect enterococci in drinking, waste and recreational waters. Enterococci, bacteria normally found in human and animal waste, are organisms broadly used as an indicator of microbial contamination in water. Our Pseudalert™ products detect pseudomonas in pool, spa and bottled waters. Pseudomonas is a pathogen that can cause “hot-tub rash,” “swimmer’s ear” and potentially fatal infections in immunocompromised individuals. Our Quanti-Tray® products, when used in conjunction with our Colilert®, Colilert®-18, Colisure®, Enterolert® or Pseudalert™ products, provide users quantitative measurements of microbial contamination, rather than a presence/absence indication. The Colilert®, Colilert®-18, Colisure®, Quanti-Tray®, Enterolert® and SimPlate® for heterotropic plate count products have been approved by the EPA and by regulatory agencies in certain other countries.

Our Filta-Max® and Filta-Max xpress® products are used in the detection of Cryptosporidium and Giardia in water. Cryptosporidium and Giardia are parasites that can cause potentially fatal gastrointestinal illness if ingested.

We also distribute certain water testing kits manufactured by Life Technologies Corporation that complement our Cryptosporidium and Giardia testing products.

LIVESTOCK AND POULTRY DIAGNOSTICS

We sell diagnostic tests and related instrumentation that are used to detect a wide range of diseases and to monitor health status in livestock and poultry. Our livestock and poultry diagnostic products are purchased by government and private laboratories that provide testing services to cattle, swine and poultry veterinarians and producers. Our products include tests for Bovine Viral Diarrhea Virus, Bovine Spongiform Encephalopathy (“BSE” or “mad cow disease”), Porcine Reproductive and Respiratory Syndrome, and various other livestock and poultry diseases.

OTHER

Dairy

Our principal product for use in testing for antibiotic residue in milk is the SNAP® Beta-Lactam test. Our primary customers are dairy producers and processors worldwide who use our tests for quality assurance of raw milk. We also sell a SNAP® test for the detection of the chemical melamine in milk, which we developed for the China market.

OPTI Medical Systems

We sell OPTI® point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose, lactate, BUN and ionized calcium, and to calculate other parameters such as base excess and anion gap. These analyzers are used primarily in emergency rooms, operating rooms, cardiac monitoring areas and other locations where time-critical diagnostic testing is performed within the hospital setting. The OPTI® CCA and OPTI® Touch Electrolyte and Blood Gas Analyzers run single-use disposable cassettes that contain various configurations of analytes; the OPTI® R Analyzer runs reusable cassettes in various analyte configurations; and the OPTI® LION Stat Electrolyte Analyzer runs single-use electrolyte cassettes. OPTI Medical Systems also manufactures our VetStat® analyzer and provides the electrolyte module and dry slide reagents that make up the electrolyte testing functionality of the Catalyst Dx® analyzer.

Other Activities

As discussed above, in connection with the restructuring of our pharmaceutical product line at the end of 2008, we realigned one product line and two out-licensing arrangements to the Other category, the financial impacts of which have been shown in the Other segment for 2010, 2009 and 2008.

When a research and development program materializes into a product or service offering that does not align with one of our existing product or service categories, the related financial impacts are shown in the Other segment.

UNALLOCATED AMOUNTS

Items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses that do not align with one of our existing product or service categories, a portion of share-based compensation expense, interest income and expense, and income taxes. We report these items under the caption “Unallocated Amounts.” We estimate our share-based compensation expense for the year and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company resulting in an unallocated amount.

We maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services. Research and development costs incurred that are not specifically allocated to one of our existing product or service categories are reported under the caption “Unallocated Amounts.”

MARKETING AND DISTRIBUTION

We market, sell and service our products worldwide through our marketing, sales and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands, Spain, Switzerland, Taiwan, the United Kingdom, and South Africa. Sales and marketing expense was $179.6 million, $167.7 million and $170.0 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively, or 16.3% of revenue in each of 2010 and 2009 and 16.6% of revenue in 2008.

Generally, we select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. We market our companion animal diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel, and rapid assay test kits and instrument consumables supplied primarily by distributors. Outside the U.S., we sell our companion animal diagnostic products through our direct sales force and, in certain countries, through distributors and other resellers. We sell our veterinary reference laboratory diagnostic and consulting services worldwide through our direct sales force. We market our software and digital radiography products through our direct sales force and through distributors primarily in the U.S. and Canada. We market our water, livestock and poultry and dairy products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force. We sell our OPTI® electrolyte and blood gas analyzers both directly and through independent human medical product distributors in the U.S. and we sell most of the related consumables through the distribution channel. Outside the U.S., we sell our OPTI® products primarily through distributors and other resellers.

Our largest customers are our U.S. distributors of our products in the CAG segment. One of our CAG distributors, Butler Schein Animal Health Supply, LLC (“Butler”), accounted for 9% of our 2010 revenue. Butler was formed in December 2009 when Butler Animal Health Supply, LLC combined with the U.S. animal health business of Henry Schein, Inc. Butler Animal Health Supply, LLC accounted for 7% and 8% of our 2009 and 2008 revenue, respectively. Henry Schein, Inc. accounted for 3% of our 2009 and 2008 revenue.

RESEARCH AND DEVELOPMENT

Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our business areas. Our research and development expenses, which consist of salaries, employee benefits, materials and consulting costs, were $68.6 million, $65.1 million and $70.7 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively, or 6.2% of revenue in 2010, 6.3% of revenue in 2009 and 6.9% of revenue in 2008.

PATENTS AND LICENSES

We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties.

Important patents and licenses include:

•
Exclusive licenses from Tulane University and the University of Texas to patents and patent applications that expire beginning in 2019 relating to the methods for detection of Lyme disease utilized in certain of our SNAP® products and a reference laboratory diagnostic test;

•	A patent concerning the Colilert®-18 product that expires in 2014;
•	A patent concerning the Quanti-Tray® product that expires in 2014;
•
A patent that relates to certain methods and kits for simultaneously detecting antigens and antibodies, which covers certain of our SNAP® products, including our canine and feline combination tests, that expires in 2014;

•	Patents covering various reagents, kits and/or immunoassays for detecting FIV antibodies utilized in certain of our SNAP® products that expire beginning in 2014;
•	An exclusive license from Boehringer Ingelheim to certain patents covering reagents and methods for detecting Porcine Reproductive and Respiratory Syndrome that expire beginning in 2012; and
•	An exclusive license from Cornell University to patents covering methods for detecting Bovine Viral Diarrhea Virus that expire beginning in 2017.

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

Instruments and consumables.

Significant products supplied by sole and single source providers include VetTest® analyzers and consumables, Catalyst Dx® consumables (other than electrolyte consumables), LaserCyte® consumables and VetAutoread™, VetLyte®, Coag Dx™ and ProCyte Dx™ analyzers and consumables.

VetTest® slides and Catalyst Dx® chemistry slides are supplied by Ortho under supply agreements that expire in 2025. We were required to purchase a minimum volume of chemistry slides through the end of 2010; thereafter, we do not have minimum purchase obligations. The agreements provide for price increases based upon the U.S. Producer Price Index. The agreements also prohibit Ortho from promoting and selling these chemistry slides in the veterinary market other than to IDEXX.

We purchase other analyzers and consumables under supply agreements with terms ranging from 1 year to 14 years, which in some cases may be extended at our option. We have minimum purchase obligations under some of these agreements, and our failure to satisfy these obligations may result in loss of some or all of our rights under these agreements or require us to compensate the supplier. See “Part I, Item 1A. Risk Factors.”

Other components.

We purchase certain other products, raw materials and components from sole and single source suppliers. These products include certain digital radiography systems and certain components used in our SNAP® rapid assay and dairy devices, livestock and poultry testing kits, water testing products, and blood analyzers, including our LaserCyte® and ProCyte Dx™ analyzers.

Certain components incorporated into our SNAP® products are supplied by Moss, Inc. (“Moss”) under a supply agreement that Moss may terminate with 24 months notice. We are required annually to purchase a minimum amount from Moss equal to our average purchase volumes in 2004, 2005 and 2006. Annual price increases are capped at 3%. Pursuant to the terms of the supply agreement, Moss has escrowed its manufacturing information relating to the components, which may be released to us upon certain triggering events that would render Moss incapable of supplying the components to us. If such a triggering event occurs, we will make royalty payments to Moss for the use of such information until Moss is able to again begin manufacturing.

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

COMPETITION

We face intense competition within the markets in which we sell our products and services. This competition is intensifying and increasing, as new competitors have entered our markets and some of our competitors have expanded the range of products and services offered to the companion animal veterinary market and expanded the geographic scope of their operations. In addition, we have to compete with changing technologies, which could affect the marketability of our products and services. Our competitive position will depend on our ability to develop proprietary or highly differentiated products and services, integrate our products, develop and maintain effective sales channels, attract and retain qualified scientific and other personnel, develop and implement production and marketing plans, obtain or license patent rights, and obtain adequate capital resources.

We compete with many companies ranging from large human pharmaceutical and medical diagnostics companies to small businesses focused on animal health. Our companion animal veterinary diagnostic products and services compete with both reference laboratory service and in-clinic product providers. Our competitors vary in our different markets. In some markets, academic institutions, governmental agencies and other public and private research organizations conduct research activities and may commercialize products, which could compete with our products, on their own or through joint ventures. Several of our direct and indirect competitors have substantially greater capital, manufacturing, marketing, and research and development resources than we do.

Competitive factors in our different business areas are detailed below:

•
Veterinary diagnostic, water, livestock and poultry and dairy testing products. We compete primarily on the basis of the ease of use, speed, accuracy, quality of the information provided, and other performance characteristics of our products and services (including unique tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, and our pricing relative to the value of our products in comparison with competitive products and services. We compete in most geographic locations in North America with Abaxis, Inc. in respect to our veterinary diagnostic products.

•
Veterinary reference laboratory diagnostic and consulting services. We compete primarily on the basis of quality, consistency of service levels, technology, information management, medical consultation and our pricing relative to the value of our services in comparison with competitive products and services. We compete in most geographic locations in North America with Antech Diagnostics, a unit of VCA Antech, Inc.

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

GOVERNMENT REGULATION

Many of our products are subject to comprehensive regulation by U.S. and foreign regulatory agencies that relate to, among other things, product approvals, manufacturing, marketing and promotion, labeling, recordkeeping, testing, quality, storage, and product disposal. The following is a description of the principal regulations affecting our businesses.

Veterinary diagnostic products. Diagnostic tests for animal health infectious diseases, including most of our livestock and poultry products and our rapid assay products, are regulated in the U.S. by the Center for Veterinary Biologics within the United States Department of Agriculture (“USDA”) Animal and Plant Health Inspection Service (“APHIS”). These products must be approved by APHIS before they may be sold in the U.S. The APHIS regulatory approval process involves the submission of product performance data and manufacturing documentation. Following regulatory approval to market a product, APHIS requires that each lot of product be submitted for review before release to customers. In addition, APHIS requires special approval to market products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval as part of their separate regulatory approvals. However, compliance with an extensive regulatory process is required in connection with marketing diagnostic products in Japan, Germany, the Netherlands and many other countries. We also are required to have a facility license from APHIS to manufacture USDA-licensed products. We have obtained such a license for our manufacturing facility in Westbrook, Maine and our distribution center in Memphis, Tennessee.

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

At February 11, 2011, we had approximately 4,800 full-time and part-time employees.

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

Our Failure to Successfully Execute Certain Strategies Could Have a Negative Impact on Our Growth and Profitability

The companion animal health care industry is highly competitive and we anticipate increasing levels of competition from both existing competitors and new market entrants. Our ability to maintain or enhance our growth rates and our profitability depends on our successful execution of many elements of our strategy, which include:

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

•
Achieving cost improvements in our worldwide network of laboratories by implementing global best practices including lean processing techniques, incorporating technological enhancements including laboratory automation and a global laboratory information management system, employing purchasing strategies to maximize leverage of our global scale, increasing the leverage of existing infrastructure and consolidating testing in high volume laboratory hubs;

•
Achieving cost improvements in the manufacture and service of our in-clinic laboratory analyzers by employing the benefits of economies of scale in both negotiating supply contracts and leveraging manufacturing overhead and improving reliability of our instruments;

•	Expanding our served market and growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.; and

•	Developing and implementing new technology and licensing strategies.

If we are unsuccessful in implementing some or all of these strategies, our rate of growth or profitability may be negatively impacted.

Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability

We currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include our ProCyte Dx™ hematology, IDEXX VetAutoread™ hematology, VetLyte® electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; Catalyst Dx® and VetTest® consumables; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products, livestock and poultry diagnostic tests, dairy testing products and LaserCyte® hematology analyzers. To mitigate risks associated with sole and single source suppliers we seek where possible to enter into long-term contracts that ensure an uninterrupted supply of products at predictable prices. However, some suppliers decline to enter into long-term contracts and we are required to purchase products on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of sole and single source products in the future, we may be unable to supply the market, which would have a material adverse effect on our results of operations.

Our Biologic Products Are Complex and Difficult to Manufacture, Which Could Negatively Affect Our Ability to Supply the Market

Many of our rapid assay, livestock and poultry diagnostic, water and dairy products are biologics, which are products that are comprised of materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex. Unlike products that rely on chemicals for efficacy (such as most pharmaceuticals), biologics are difficult to characterize due to the inherent variability of biological input materials. Difficulty in characterizing biological materials or their interactions creates greater risk in the manufacturing process. There can be no assurance that we will be able to maintain adequate sources of biological materials or that biological materials that we maintain in inventory will yield finished products that satisfy applicable product release criteria. Our inability to produce or obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could result in our inability to supply the market with these products, which could have a material adverse effect on our results of operations.

A Weak Economy Could Result in Reduced Demand for Our Products and Services

A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of pet visits to veterinary hospitals and the practices of veterinarians with respect to diagnostic testing. Economic weakness in our significant markets in recent years has caused and could continue to cause pet owners to skip or defer visits to veterinary hospitals or could affect their willingness to treat certain pet health conditions, approve certain diagnostic tests, or continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments. A decline in pet visits to the hospital, in the willingness of pet owners to treat certain health conditions or approve certain tests, in pet ownership, or in the inclination of veterinarians to recommend certain tests or make capital purchases could result in a decrease in sales of diagnostic products and services. This, in turn, may cause deterioration in the financial condition of our distributors and customers, which could inhibit their ability to pay us amounts owed for products delivered or services provided.

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

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against the Euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Australian Dollar adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. For the years ended December 31, 2010, 2009 and 2008, approximately 25%, 24%  and 24%, respectively, of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies. To mitigate such foreign currency exposure, we utilize non-speculative forward currency exchange contracts. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

The Duration and Resolution of Government Investigations into Our Marketing and Sales Practices for Companion Veterinary Products and Services is Unpredictable

In January 2010, we received a letter from the U.S. Federal Trade Commission (“ FTC”), stating that it was conducting an investigation to determine whether IDEXX or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter requested that we preserve all materials potentially relevant to this investigation. The letter stated that the FTC has not concluded that IDEXX or anyone else has violated Section 5 of the FTC Act.

We received a subpoena from the FTC on April 15, 2010 requesting that we provide the FTC with documents and information relevant to this investigation and we are cooperating fully with the FTC in its investigation. We cannot predict how long any investigation might be ongoing.

In November 2010, we received notification that the United Kingdom Office of Fair Trading (“OFT”) was conducting an investigation to determine whether IDEXX had engaged in, or is engaging in, practices foreclosing the supply of companion animal diagnostic testing services in violation of the United Kingdom Competition Act of 1998.  We have provided the OFT with documents and information relevant to this investigation as requested and we are cooperating fully with the OFT on this matter. We cannot predict how long any investigation might be ongoing.

We believe that our marketing and sales practices for companion animal veterinary products and services do not violate the antitrust laws of the U.S., U.K. or any other country. However, we cannot predict whether government investigations will lead to enforcement proceedings, or what the outcomes of those proceedings will be. Were any investigation to lead to an enforcement proceeding, we would defend ourselves vigorously. Even if we were required to change one or more of our marketing or sales practices as a result of any enforcement proceeding, we do not believe that any such change would have a material adverse effect on our business.

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

Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results

We face intense competition within the markets in which we sell our products and services and we expect that future competition will become even more intense. The introduction by competitors of new and competitive products and services could result in a decline in sales and/or profitability of our products and services. In addition, competitors may develop products or services that are superior to our products and services, which could cause us to lose existing customers and market share. Some of our competitors and potential competitors, including large diagnostic and pharmaceutical companies, have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development and obtaining regulatory approvals than we do.

Changes in Testing Patterns Could Negatively Affect Our Operating Results

The market for our companion animal and livestock and poultry diagnostic tests and our dairy and water testing products could be negatively impacted by a number of factors impacting testing practices. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our livestock and poultry products business in particular is subject to fluctuations resulting from changes in disease prevalence. In addition, changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products that are driven by compliance testing, such as our livestock and poultry, dairy and water products. Declines in testing for any of the reasons described, along with lost opportunities associated with a reduction in veterinary visits, could have a material adverse effect on our results of operations.

Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for bovine spongiform encephalopathy (“BSE”) in the European Union was increased from 30 months to 48 months, which reduced the population of cattle tested by approximately 30%. It is likely that the European Union will increase the recommended testing age again, which will further reduce the population of cattle tested, depending on the extent to which each country in the European Union decides to adopt the new guidelines. The demand for this product may be impacted as a result of this and future regulatory changes.

Consolidation of Veterinary Hospitals Could Negatively Affect Our Business

An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include VCA Antech, Inc., National Veterinary Associates and Banfield Pet Hospital, each of which is currently a customer of IDEXX. A similar trend exists in the U.K. and may in the future also develop in other countries. Corporate owners of veterinary hospitals could attempt to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results. Decisions by larger corporate owners to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results. In addition, certain corporate owners, most notably VCA Antech, our primary competitor in the U.S. and Canadian markets for veterinary reference laboratory diagnostic services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally use their reference laboratory services almost exclusively and shift a large portion of their testing from in-clinic testing to their reference laboratories. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

Our Limited Experience in the Human Point-of-Care Market Could Inhibit Our Success in this Market

We have limited experience in the human point-of-care medical diagnostics market. This market differs in many respects from the veterinary medical market. Significant differences include the impact of third party reimbursement on diagnostic testing, more extensive regulation, greater product liability risks, larger competitors, a more segmented customer base, and more rapid technological innovation. Our limited experience in the human point-of-care medical diagnostics market could negatively affect our ability to successfully manage the risks and features of this market that differ from the veterinary medical market. There can be no assurance that we will be successful in achieving growth and profitability in the human point-of-care medical diagnostics market comparable to the results we have achieved in the veterinary medical market.

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the year ended December 31, 2010, 41% of our revenue was attributable to sales of products and services to customers outside the U.S. Various risks associated with foreign operations may impact our international sales. Possible risks include disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period.

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

We manufacture many of our significant companion animal products, including our rapid assay devices and certain instruments, many of our water testing products and certain of our livestock and poultry testing products at a single facility in Westbrook, Maine. We also manufacture certain of our livestock and poultry testing products in Bern, Switzerland and Montpellier, France. In addition, we maintain major distribution facilities in North America and in the Netherlands, and major reference laboratories in Memphis, Tennessee; Ludwigsburg, Germany; Sacramento, California; Elmhurst, Illinois; North Grafton, Massachusetts; East Brisbane, Australia; and Wetherby, the United Kingdom. Therefore, interruption of operations at any of these facilities would have a material adverse effect on our results of operations.

We rely on several information systems throughout our company to keep financial records, process customer orders, manage inventory, process shipments to customers and operate other critical functions. If we were to experience a system disruption in the information technology systems that enable us to interact with customers and suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.

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

Future Operating Results Could Be Negatively Affected by the Resolution of Various Uncertain Tax Positions and by Potential Changes to Tax Incentives

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes. We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made. Our income tax filings are regularly under audit by tax authorities and the final determination of tax audits could be materially different than that which is reflected in historical income tax provisions and accruals. Additionally, we benefit from certain tax incentives offered by various jurisdictions. If we are unable to meet the requirements of such incentives, or if they expire or are renewed at less favorable terms, our inability to realize these benefits could have a material negative effect on future earnings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our worldwide headquarters is located on a company-owned, 65-acre site in Westbrook, Maine where we occupy a 535,700 square foot building utilized for manufacturing, research and development, marketing, sales and general and administrative support functions.

Additional property ownership and leasing arrangements with approximate square footage, purpose and location are as follows:

Additional Properties Owned:

•	40,000 square feet of office and laboratory space located in the U.S., used for our Veterinary Reference Laboratory Diagnostic and Consulting Services line of business
•	23,000 square feet of office and laboratory space located in the U.K., used for our Veterinary Reference Laboratory Diagnostic and Consulting Services line of business
•	3,100 square feet of office and laboratory space located in Canada, used for our Veterinary Reference Laboratory Diagnostic and Consulting Services line of business

Additional Properties Leased:

•
352,400 total square feet of laboratory, office and warehousing space located throughout the United States, Europe, Canada, Australia, Asia and Africa, primarily used for our Veterinary Reference Laboratory Diagnostic and Consulting Services line of business

•	108,600 square feet of distribution, warehousing and office space in the Netherlands, which serves as our European headquarters
•	113,500 square feet of industrial space in Tennessee for distribution and warehousing related to various lines of business
•	90,800 square feet of office space in Maine for Corporate, Customer Service and IT support services
•	70,100 square feet of office, manufacturing and warehousing space in Georgia related to our OPTI Medical Systems line of business
•	69,300 square feet of office and manufacturing space in Wisconsin related to our Practice Information Systems and Services line of business
•	64,400 total square feet of office and manufacturing space in France, Switzerland and Asia related to our Livestock and Poultry Diagnostics business
•	7,600 square feet of office and manufacturing space in the U.K. related to our Water business

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

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers at February 11, 2011 were as follows:

Name	Age	Title

Jonathan W. Ayers	54	Chairman of the Board of Directors, President and Chief Executive Officer
William E. Brown III, PhD	56	Corporate Vice President and Chief Scientific Officer
Conan R. Deady	49	Corporate Vice President, General Counsel and Secretary
Thomas J. Dupree(1)	42	Corporate Vice President
William B. Goodspeed	52	Corporate Vice President
Daniel V. Meyaard	53	Corporate Vice President
Ali Naqui, PhD	57	Corporate Vice President
James F. Polewaczyk	47	Corporate Vice President
Johnny D. Powers, PhD	49	Corporate Vice President
Merilee Raines	55	Corporate Vice President, Chief Financial Officer and Treasurer
Giovani Twigge	47	Corporate Vice President
Michael J. Williams, PhD	43	Corporate Vice President
(1)	Mr. Dupree has announced his intention to resign from the company effective June 30, 2011. See Item 9B.

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

Dr. Brown has been Corporate Vice President of the Company since December 2008 and was promoted to Chief Scientific Officer of the Company in March 2010. Prior to joining IDEXX, from 1982 to 2007, Dr. Brown held various positions at Abbott Laboratories, Inc., a broad-based healthcare company that manufactures and markets pharmaceuticals, medical products, and diagnostics, most recently as Corporate Officer and Divisional Vice President of R&D, Assays and Instrument Systems for the Diagnostic Division.

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

Mr. Goodspeed joined IDEXX as Corporate Vice President in July 2007 and oversees the Company’s Livestock and Poultry Diagnostics, Water and Dairy businesses. Prior to joining the Company, from 1994 to 2007, Mr. Goodspeed held various positions at J.M. Huber Corporation, a privately held company in the chemicals, food ingredients, building products, energy and timber industries, most recently as Sector CEO for Natural Resources and Technology-based Services.

Mr. Meyaard joined IDEXX as Corporate Vice President in September 2009 and oversees the Company’s worldwide operations function, including supply chain management, instrument and reagent manufacturing, quality assurance, facilities and operational excellence. Prior to joining the Company, from 1980 to 2009, Mr. Meyaard held various positions at multiple divisions of Siemens Healthcare Diagnostics, a clinical diagnostics company, and its predecessors, most recently as Vice President of Global Instrument Manufacturing for Siemens Medical Solutions Diagnostics.

Dr. Naqui has been Corporate Vice President of the Company since January 2006 and has overseen the Company’s international commercial operations since December 2007 and its Asia Pacific and Latin America operations since January 2006. Dr. Naqui led the Company’s Water and Dairy businesses from January 2000 to December 2007. He was General Manager of the Water business from September 1997 to January 2000, and Director of Research and Development from February 1993 to September 1997. Dr. Naqui joined the Company in 1993 as a result of the acquisition of Environetics, the original manufacturer of the Colilert water testing product line, where he was the Director of Research and Development. Prior to joining Environetics, he was a research and development manager with Becton, Dickinson and Company, a medical technology company.

Mr. Polewaczyk joined IDEXX as Corporate Vice President in February 2007 and oversees the Company’s Rapid Assay, Digital Imaging and Telemedicine lines of business. Before joining IDEXX, Mr. Polewaczyk was employed from 2001 to 2006 at Philips Medical Systems, a subsidiary of Royal Philips Electronics, The Netherlands, a healthcare, lifestyle and lighting technologies company, as General Manager of their Medical Consumables and Sensors Business. Prior to that, Mr. Polewaczyk spent 15 years at Hewlett-Packard Corporation, an information and medical technology company, in a variety of senior marketing and product development roles.

Dr. Powers joined IDEXX as Corporate Vice President in February 2009 and oversees the Company’s worldwide reference laboratories business. Prior to joining the Company, Dr. Powers was Vice President responsible for the Cancer Diagnostics business of Becton, Dickinson and Company from 2007 to 2008. Dr. Powers joined Becton, Dickinson and Company as a result of its acquisition in 2007 of TriPath Imaging Inc., a cancer screening products developer and manufacturer, where he held various positions from 2001 to 2007, most recently serving as President of the TriPath Oncology business unit. From 1996 to 2001, Dr. Powers was employed by Ventana Medical Systems, Inc., a developer and manufacturer of tissue-based diagnostic solutions, most recently as Vice President and General Manager of Manufacturing Operations. From 1989 to 1996, Dr. Powers was employed by Organon Teknika Corporation, a medical diagnostics company, in various technical manufacturing roles.

Ms. Raines has been Chief Financial Officer of the Company since October 2003 and Corporate Vice President, Finance of the Company since May 1995. Ms. Raines served as Vice President, Finance from March 1995 to May 1995, Director of Finance from 1988 to March 1995 and Controller from 1985 to 1988.

Mr. Twigge became a Corporate Vice President of the Company in August 2010, and oversees worldwide human resources. Before joining IDEXX, Mr. Twigge held various human resources leadership positions over the course of 11 years at Abbott Laboratories, Inc. Most recently Mr. Twigge was Divisional Vice President, HR, for Abbott Diagnostics. Prior to that, he served as Divisional Vice President, HR, for Abbott Nutrition International and as Regional HR Director for a number of international operations including those in Europe, Latin America/Canada and the Middle East.

Dr. Williams has been Corporate Vice President of the Company since September 2006 and General Manager of the Companion Animal Instrument and Consumables line of business since 2004. Dr. Williams has also overseen the OPTI Medical Systems business since its acquisition in January 2007. Dr. Williams was Vice President and General Manager of the Company’s chemistry instruments and consumables business from 2003 to 2004. Prior to joining the Company in 2003, Dr. Williams was a healthcare strategy consultant at McKinsey & Company, a management consulting firm, from 1995 to 2002 and a senior research associate at the Scripps Research Institute, a non-profit research organization, from 1992 to 1995.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Market under the symbol IDXX. The following table shows the quarterly range of high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the years 2010 and 2009.

For the Quarter Ended	High	Low

March 31, 2009	$36.89	$27.68
June 30, 2009	46.90	33.07
September 30, 2009	55.12	43.47
December 31, 2009	55.69	47.52

March 31, 2010	59.95	49.03
June 30, 2010	68.57	57.31
September 30, 2010	64.00	54.80
December 31, 2010	72.40	59.65

Holders of Common Stock

At February 11, 2011, there were 798 holders of record of our common stock.

Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2010, we repurchased our shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

October 1, 2010 to October 31, 2010	105,000	$62.11	105,000	4,108,372
November 1, 2010 to November 30, 2010	180,600	62.67	180,600	3,927,772
December 1, 2010 to December 31, 2010	122,154	66.71	121,300	3,806,472
Total	407,754	$63.74	406,900	3,806,472

Our board of directors has approved the repurchase of up to 44,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008 and February 10, 2010 and does not have a specified expiration date. There were no other repurchase plans outstanding during the year ended December 31, 2010, and no repurchase plans expired during the period. Repurchases of 406,900 shares were made during the three months ended December 31, 2010 in transactions made pursuant to our repurchase plan.

During the three months ended December 31, 2010, we received 854 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

During the year ended December 31, 2010, we repurchased 2,487,089 shares of our common stock in transactions made pursuant to our repurchase plan and received 52,022 shares that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. See Note 18 to the consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K for further information.

Dividends

We have never paid any cash dividends on our common stock. From time to time our board of directors may consider the declaration of a dividend. However, we have no present intention to pay a dividend.

Securities Authorized for Issuance Under Equity Compensation Plans

	December 31, 2010

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(3) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,383,061	(1)	$33.34	3,876,311	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	4,383,061		$33.34	3,876,311

(1)
Consists of shares of common stock subject to outstanding options, restricted stock units and deferred stock units under the following compensation plans: 1991 Stock Option Plan (356,554 shares), 1998 Stock Incentive Plan (574,832 shares), 2000 Director Option Plan (7,000 shares), 2003 Stock Incentive Plan (2,748,083 shares) and 2009 Stock Incentive Plan (696,592 shares). Excludes 260,657 shares issuable under the 1997 Employee Stock Purchase Plan in connection with the current and future offering periods.

(2)
Includes 3,615,654 shares available for issuance under our 2009 Plan. The 2009 Stock Incentive Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock unit awards and other stock unit awards. Also includes 260,657 shares issuable under our 1997 employee stock purchase plan in connection with the current and future offering periods. No new grants may be made under the other plans listed in footnote (1) except for the 2009 Stock Incentive Plan.

(3)	Only stock option awards were used in computing the weighted-average exercise price.

Stock Performance

This graph compares our total stockholder returns, the Standard & Poor’s (“S&P”) MidCap 400 Health Care Index, the S&P SmallCap 600 Health Care Index and the Total Return Index for the NASDAQ Stock Market (U.S. Companies) prepared by the Center for Research in Security Prices (the “NASDAQ Index”). This graph assumes the investment of $100 on December 31, 2005 in IDEXX’s common stock, the S&P MidCap 400 Health Care Index, the S&P SmallCap 600 Health Care Index and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2006, 2007, 2008, 2009 and 2010.

	12/30/2005	12/29/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010

IDEXX Laboratories, Inc.	$100.00	$110.17	$162.91	$100.25	$148.51	$192.33
S&P MidCap 400 Health Care Index	100.00	98.85	111.22	74.19	99.91	122.46
S&P SmallCap 600 Health Care Index	100.00	108.53	128.87	92.22	112.71	137.77
NASDAQ Index	100.00	109.84	119.14	57.41	82.53	97.95

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for each of the five years ending with December 31, 2010. The selected consolidated financial data presented below has been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31, (in thousands, except per share data)
	2010	2009	2008	2007	2006

INCOME STATEMENT DATA:
Revenue	$1,103,392	$1,031,633	$1,024,030	$922,555	$739,117
Cost of revenue	524,769	505,352	494,264	459,033	359,588
Gross profit	578,623	526,281	529,766	463,522	379,529
Expenses:
Sales and marketing	179,626	167,748	169,956	151,882	115,882
General and administrative	126,519	117,440	116,681	108,119	82,097
Research and development	68,597	65,124	70,673	67,338	53,617
Income from operations	203,881	175,969	172,456	136,183	127,933
Interest (expense) income, net	(1,752)	(1,430)	(2,269)	(1,340)	2,817
Income before provision for income taxes	202,129	174,539	170,187	134,843	130,750
Provision for income taxes	60,809	52,304	54,018	40,829	37,224
Net income	141,320	122,235	116,169	94,014	93,526
Less: Net income attributable to noncontrolling interest	36	10	-	-	(152)
Net income attributable to IDEXX Laboratories’ stockholders	$141,284	$122,225	$116,169	$94,014	$93,678
Earnings per share(1):
Basic	$2.45	$2.08	$1.94	$1.53	$1.49
Diluted	2.37	2.01	1.87	1.46	1.42
Weighted average shares outstanding(1):
Basic	57,713	58,809	59,953	61,560	62,866
Diluted	59,559	60,682	62,249	64,455	65,907

BALANCE SHEET DATA:
Cash and investments	$156,915	$106,728	$78,868	$60,360	$96,666
Working capital	175,479	120,033	60,598	82,271	177,520
Total assets	897,144	808,527	765,437	702,179	559,560
Total debt	133,280	123,884	156,479	76,683	7,125
Total stockholders’ equity	574,281	514,579	438,194	438,323	409,861

(1)
Share and per share amounts originally reported for 2006 have been adjusted as appropriate to reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on November 26, 2007.

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Segments. During 2010, we operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for livestock and poultry health, which we refer to as the Livestock and Poultry Diagnostics (“LPD”). Prior to the second quarter of 2010, we referred to LPD as our Production Animal Segment. We also operate two smaller segments that comprise products for milk quality (“Dairy”) and products for the human point-of-care medical diagnostic market (“OPTI Medical”). Financial information about the Dairy and OPTI Medical operating segments and other licensing arrangements is combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 15 to the consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K for financial information about our segments, including geographic information, and about our product and service categories.

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

Companion Animal Group

In the CAG segment, we believe we have developed a strategic advantage over companies with more narrow product or service offerings. The breadth and complementary nature of our products and services give us scale in sales and distribution, permit us to offer integrated disease-management diagnostic solutions that leverage the advantages of both point-of-care and outside laboratory testing, and facilitate the flow of medical and business information in the veterinary practice by connecting practice information software systems with reference laboratory test data, in-clinic test data from our IDEXX VetLab® suite of analyzers and rapid assay tests, and radiographic data from the IDEXX-PACS™ and IDEXX EquiView PACS™ software generated by our digital radiography systems.

Instruments and Consumables. Our strategy in our IDEXX VetLab® instrument line of business is to provide veterinarians with an integrated set of instruments that, individually and together, provide superior diagnostic information and performance features, enabling veterinarians to practice better medicine and improve practice efficiency and, in doing so, achieve their practice economic objectives, including growth and profitability. We derive substantial revenues and margins from the sale of consumables that are used in these instruments. Additionally, we offer extended maintenance agreements in connection with the sale of our instruments.

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

Our Catalyst Dx® analyzer is our latest generation chemistry analyzer, which was launched in the first quarter of 2008. In addition, we continue to place VetTest® instruments through sales, lease, rental and other programs, with substantially all of our revenues from that product line currently derived from consumable sales. The two chemistry analyzers provide for an active installed base of approximately 31,000 units. A substantial portion of 2010 Catalyst Dx® analyzer placements were to veterinary clinics that already own our VetTest® analyzer, however, an increasing number of placements were to competitive accounts in comparison to 2009. As we continue to experience growth in sales of Catalyst Dx® analyzers and the related consumables, we expect to see a decline in the sales of VetTest® consumables. Based on projections of future sales volume and the average unit price of consumables used in the Catalyst Dx® and VetTest® analyzers, we do not expect a future shift to Catalyst Dx® consumables to significantly impact gross margin percentage. We do, however, expect near-term downward pressure on gross margin percentage in the instruments and consumables business due to higher relative instrument placement revenues as compared to consumables’ sales with continued penetration of the Catalyst Dx® analyzer. Our long-term success in this area of our business is dependent upon new customer acquisition, customer loyalty and retention and customer utilization of existing and new assays introduced for use on our analyzers. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of blood and urine chemistry testing for a variety of diagnostic purposes. Utilization can increase either by an increased number of patient samples being run or by an increase in the quantity of instrument consumables used per patient sample. Our strategy is to increase both parameters.

The ProCyte Dx™ analyzer is our latest generation hematology analyzer, which we launched in the third quarter of 2010. In addition we sell the LaserCyte® analyzer and VetAutoread™ analyzer. A substantial portion of ProCyte Dx™ placements have been made at veterinary clinics that already own a LaserCyte® analyzer and a substantial portion of LaserCyte® placements continue to be made at veterinary clinics that already own our VetAutoread™ analyzer. Growth in sales of hematology consumables is attributable to an increase in the installed base of our LaserCyte® and ProCyte Dx™ analyzers.

With all of our instrument lines, we seek to differentiate our products from those of other in-clinic instrument manufacturers and reference laboratory diagnostic service providers based on time-to-result, ease-of-use, throughput, breadth of diagnostic menu, flexibility of menu selection, accuracy, reliability, ability to handle compromised samples, analytical capability of software, integration with the IDEXX VetLab® Station, education and training, and superior sales and customer service. Our success depends, in part, on our ability to differentiate our products in a way that justifies a premium price.

Rapid Assay Products. Our rapid assay line of business consists primarily of single-use kits for point-of-care testing and, to a limited degree, microwell-based kits for laboratory testing for canine and feline diseases and conditions. Our rapid assay strategy is to develop, manufacture, market and sell proprietary tests that address important medical needs for particular diseases prevalent in the companion animal population. We seek to differentiate our tests from those of other in-clinic test providers and reference laboratory diagnostic service providers through ease-of-use and superior performance, including by providing our customers with combination tests that test a single sample for multiple analytes. Where alternative point-of-care offerings exist, we seek to differentiate our tests with superior performance. As in our other lines of business, we also seek to differentiate our products through superior customer service. We further augment our product development and customer service efforts with sales and marketing programs that enhance medical awareness and understanding regarding certain diseases and the importance of diagnostic testing.

We also seek to enhance the attractiveness of our tests by providing the SNAPshot Dx® analyzer, which automatically reads certain SNAP® test results, and records those results in the electronic medical record. We are currently working on enhancing the functionality of the SNAPshot Dx® analyzer to read the results of additional tests from our canine and feline family of rapid assay products.

Veterinary Reference Laboratory Diagnostic and Consulting Services. We believe that more than half of all diagnostic testing by U.S. veterinarians is provided by outside reference laboratories such as our IDEXX Reference Laboratories. In markets outside the U.S., in-clinic testing is less prevalent and an even greater percentage of diagnostic testing is done in reference laboratories. We attempt to differentiate our reference laboratory testing services from those of our competitors and in-clinic offerings primarily on the basis of quality, customer service, technology employed and specialized test menu.

Revenue growth in this line of business is achieved both through increased sales to existing customers and through the acquisition of new customers, including through reference laboratory acquisitions, customer list acquisitions and the opening of new reference laboratories, including laboratories that are co-located with large practice customers. Profitability of this business is largely the result of our ability to achieve efficiencies from both volume and operational improvements. New laboratories that we open typically will operate at a loss until testing volumes reach a level that permits profitability. Acquired laboratories frequently operate less profitably than our existing laboratories and those laboratories may not achieve profitability comparable to our existing laboratories for several years until we complete the implementation of operating improvements and efficiencies. Therefore, in the short term, new and acquired reference laboratories generally will have a negative effect on the operating margin of the reference laboratory diagnostic and consulting services line of business.

Practice Information Systems and Digital Radiography. Our strategy in the practice information systems line of business is to provide superior integrated information solutions, backed by superior customer support and education, to allow the veterinarian to practice better medicine and achieve the practice’s business objectives, including superior client experience, staff efficiency and practice profitability. We differentiate our software systems through enhanced functionality and ease of use. Our veterinary-specific digital radiography systems allow veterinarians to capture digital radiographs with ease and without the use of hazardous chemicals. Our strategy in digital radiography is to offer a system that provides superior image quality and software capability at a competitive price, backed by the same customer support provided for our other products and services in CAG.

Water

Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers are primarily water utilities, government laboratories and private certified laboratories that highly value strong relationships and customer support. International sales of water testing products represented 49% of total water product sales in 2010, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for compliance testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program that involves applying for regulatory approvals in a number of countries, primarily in Europe.

Livestock and Poultry Diagnostics

We develop, manufacture, market and sell a broad range of tests for various cattle, swine and poultry diseases and conditions, and have an active research and development, and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics, with growth primarily coming from disease outbreaks, emerging markets and our Farm Animal Side Test initiative, a line of products and services designed specifically for livestock and poultry veterinarians and producers. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated at a later time. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can fluctuate. In 2010, approximately 88% of our sales in this business were international. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described above that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”

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

OPTI Medical Systems also manufactures our VetStat® analyzer, an instrument and consumable system that is a member of the IDEXX VetLab® suite for the veterinary market. In addition, OPTI Medical Systems provides the electrolyte module and dry slide reagents that make up the electrolyte testing functionality of the Catalyst Dx® analyzer. Our strategy in the OPTI Medical Systems business for the veterinary market is to utilize this unit’s know-how, intellectual property and manufacturing capability to continue to expand the menu and instrument capability of the VetStat® and Catalyst Dx® platforms for veterinary applications while reducing our cost of consumables by leveraging experience and economies of scale.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010 describes the significant accounting policies used in preparation of these consolidated financial statements.

We believe the following critical accounting estimates and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change.

Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. See Note 3(i) to the consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of the instruments from the IDEXX VetLab® suite of analyzers or digital radiography systems, combined with one or more of the following products: extended maintenance agreements (“EMAs”); consumables; reference laboratory diagnostic and consulting services; and practice management software. Practice management software is frequently sold with post-contract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Delivery of our IDEXX VetLab® instruments, digital radiography systems, and practice management software generally occurs at the onset of the arrangement. EMAs, consumables, and reference laboratory diagnostic and consulting services typically are delivered over future periods, generally one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

When arrangements outside of the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition have been met for each element. We establish the selling price of each element based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When arrangements outside of the scope of software revenue recognition guidance include a separately-priced EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement to the extent the separately stated price is substantive. If there is no stated contractual price for an EMA, or the separately stated price is not substantive, we recognize revenue according to the MEA policy stated above.

When arrangements within the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on relative fair value, when VSOE exists for all elements, or by using the residual method when there is VSOE for the undelivered elements but no such evidence for the delivered elements. Under the residual method, the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. Revenue is recognized on any delivered elements when the four criteria for revenue recognition have been met for each element. If VSOE does not exist for the undelivered element, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered. We generally determine fair value based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements.

Certain arrangements with customers include discounts on future sales of products and services. We apply judgment in determining whether discounts are significant and incremental. When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement. If the future discount is significant and incremental, we recognize that discount as an element of the original arrangement and allocate the discount to the other elements of the arrangement based on relative selling price. To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement. Determination of whether a discount is significant is subjective. If the discount in the MEA approximates the discount typically provided in standalone sales, that discount is not considered incremental.

Customer programs. We record estimated reductions to revenue in connection with customer marketing programs and incentive offerings that may give customers credits, award IDEXX points (under customer reward programs), or provide other incentives. Through the third quarter of 2010, our two most significant customer programs were Practice Developer® and SNAP® up the SavingsTM (“SUTS”). Effective October 1, 2010, we discontinued our Practice Developer® program and launched our Real-Time CareTM Protocols and Advanced Lab Protocols customer programs. These customer programs are only offered to North American CAG customers.

Our Practice Developer® program was a CAG awards program that permitted customers to earn IDEXX points by purchasing quarterly minimums in certain product and service categories, including IDEXX reference laboratory diagnostic and consulting services, Catalyst Dx® and VetTest®  slides, SNAP® Reader reagents, LaserCyte® and VetAutoreadTM tubes, and service and maintenance agreements. Prior to 2010, customers could also earn IDEXX points under the Practice Developer® program based on purchases of SNAP® tests. SNAP® tests were removed from this program at the end of 2009, resulting in no IDEXX points awarded under this program for SNAP® tests purchased in 2010.

SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) award points based on total purchase volume of qualified SNAP® products during the quarter. In 2009, coinciding with the removal of SNAP® products from the Practice Developer® program, the SUTS program was redesigned to provide customers the opportunity to earn higher award payouts and to allow for the payout of award points earned quarterly throughout the SUTS program year (which ends on September 30). The 2009 modifications to the SUTS program resulted in increased customer earning of award points in 2010 as compared to prior years.

The Real-Time CareTM Protocols and Advanced Lab Protocols customer programs permit IDEXX customers to earn award points by running or ordering certain qualifying tests. Revenue reductions recognized in 2010 related to these two programs were not material as these two programs had only been in place for the last three months of 2010.

Estimated revenue reductions are recorded quarterly based on the actual issuance of credits, award points earned but not yet issued, and estimates of credits and award points to be earned in the future based on applicable product inventories held by distributors at the end of the quarter. In our analysis we utilize data supplied from distributors and collected directly from customers, which includes the volume of qualifying products purchased as well as price paid per clinic (“practice-level sales data”) and the number of qualifying tests run as reported to us by our customers via IDEXX SmartServiceTM connectivity.

In addition, we sometimes offer incentives to customers that enter into agreements with us to purchase products or services in future periods. Incentives may be in the form of cash or IDEXX points and are granted to the customer at the inception of the agreement. These types of incentives are considered to be customer acquisition costs and are capitalized and recognized as a reduction of revenue over the term of the customer agreement.

Future market conditions and changes in product offerings may cause us to change marketing strategies to increase or decrease customer incentive offerings, possibly resulting in incremental reductions of revenue in future periods as compared to reductions in the current or prior periods. Additionally, certain incentive programs require us to estimate, based on historical experience, and apply judgment to approximate the number of customers who will actually redeem the incentive. Differences between estimated and actual customer participation in programs may impact the amount and timing of revenue recognition.

IDEXX points may be applied against the purchase price for IDEXX products and services purchased in the future or applied to trade receivables due to us. The most significant estimate related to IDEXX Point programs is estimating the amount of points expected to expire, or breakage. As IDEXX points are redeemed, we recognize the benefit of breakage using historical forfeiture rates. On November 30 of each year, unused points earned before January 1 of the prior year expire and any variance from the breakage estimate is accounted for as a change in estimate. This variance was not material for the years ended December 31, 2010, 2009 and 2008.

Following is a summary of revenue reductions recorded in connection with our customer programs for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Revenue Reductions Recorded
Practice Developer® program(1)	$5,025	$6,892	$7,521
SNAP® up the Savings™ program(1)	7,487	4,582	4,011
Other programs(1)	11,424	9,175	3,808
Total revenue reductions	$23,936	$20,649	$15,340

(1)	Practice Developer®, SNAP® up the Savings™ and certain other customer program liabilities are settled through the issuance of IDEXX Points.

At December 31, 2010, 2009 and 2008, the total accrued revenue reductions were $22.2 million, $17.4 million and $15.2 million, respectively. Following is a summary of changes in the accrual for estimated revenue reductions attributable to IDEXX Points customer programs and incentive offerings and the ending accrued revenue reductions balance for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Accrued Customer Programs:
Balance, beginning of the year	$17,388	$15,183	$15,107
Current provision related to Practice Developer® program(1)	5,025	6,892	7,521
Current provision related to SNAP® up the Savings™ program(1)	7,487	4,582	4,011
Current provision related to other programs(1)	10,504	9,101	3,808
Customer acquisition costs	6,037	100	-
Breakage	(334)	(367)	(694)
Actual points redeemed and credits issued	(23,859)	(18,256)	(14,338)
Exchange impact on balances denominated in foreign currency	(34)	153	(232)
Balance, end of year	$22,214	$17,388	$15,183

(1)	Practice Developer®, SNAP® up the Savings™ and certain other customer program liabilities are settled through the issuance of IDEXX Points.

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

We assess goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate impairment may exist. For impairment testing, the fair values of the reporting units that include goodwill are estimated using an income approach by developing forecasts of discounted future cash flows. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. However, at December 31, 2010 a 25% decrease in the current estimated fair value of any of our reporting units would not result in a goodwill impairment charge for any of our reporting units that include goodwill. As a measure to assess the fair values of the reporting units, we aggregate the fair value of each of the reporting units and compare that aggregate total to the overall market capitalization of the Company. As of November 30, 2010, the date that we performed our assessment of goodwill for impairment, the total aggregate fair values of the reporting units approximated the Company’s market capitalization. No goodwill impairments were identified as a result of the annual or event-driven reviews during the years ended December 31, 2010, 2009 or 2008.

During 2008, we sold certain pharmaceutical product lines and pharmaceutical assets that qualified as a business. The pharmaceutical business had $13.7 million of related goodwill, of which $7.2 million was allocated to the product lines sold, based on their respective fair values, and written off in connection with the sale. Fair values were estimated using a discounted cash flow approach. A substantial portion of the remaining goodwill is associated with products that have been licensed to third parties and is included in our “Other” segment. Realization of this goodwill is dependent upon the success of those third parties in developing and commercializing products, which will result in our receipt of royalties and other payments.

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

No impairments were identified during the year ended December 31, 2010. During 2009, we recognized an impairment charge of $1.5 million to write off an acquired intangible asset associated with our equine digital radiography business, which is part of our CAG segment. Based on changes in estimated future demand and market conditions, we determined that we would not fully realize our investment and, therefore, fully expensed this asset. No other impairments were identified during the year ended December 31, 2009. No impairments were identified during the year ended December 31, 2008.

Share-Based Compensation

Our share-based compensation programs include grants of a mix of restricted stock units and stock options, along with employee stock purchase rights and deferred stock units with vesting conditions.

On January 1, 2006 we adopted amendments to the accounting provisions governing share-based payments and adopted the straight-line method to prospectively expense share-based awards granted subsequent to December 31, 2005. The graded-vesting, or accelerated, method was used to calculate the expense for stock options granted prior to January 1, 2006. Had the straight-line method been used for share-based awards granted prior to January 1, 2006, recorded expense for the years ended December 31, 2006 through 2010 would have been higher. The total fair value of future awards may vary significantly from past awards based on a number of factors, including our share-based award practices. Therefore, share-based compensation expense is likely to fluctuate, possibly significantly, from year to year.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. We determine the assumptions to be used in the valuation of option grants as of the date of grant. As such, we may use different assumptions during the year if we grant options at different dates. However, substantially all of our options granted during the years ended December 31, 2010, 2009 and 2008 were granted in the first quarter of each year. The weighted average of each of the valuation assumptions used to determine the fair value of each option grant during each of the previous three years is as follows:

	For the Years Ended December 31,
	2010	2009	2008

Expected stock price volatility	31%	31%	25%
Expected term, in years (1)	4.9	4.8	4.9
Risk-free interest rate	2.3%	1.6%	2.6%

(1)	Options granted after January 1, 2006 have contractual terms of seven years. Options granted prior to January 1, 2006 have contractual terms of 10 years.

Changes in the subjective input assumptions, particularly for the expected stock price volatility and the expected term of options, can materially affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants and other relevant factors. Lower estimated volatility reduces the fair value of an option. The total fair value of options awarded during the year ended December 31, 2010 ($7.2 million) would have increased or decreased by approximately 8% if the weighted average of the stock price volatility assumptions was increased or decreased by 10% to 34.1% or 27.9%, respectively. The total expense recognized for the year ended December 31, 2010 for options awarded during the same period would have increased or decreased by approximately $0.1 million if the weighted average of the stock price volatility assumption used to value options granted during 2010 was increased or decreased by 10% to 34.1% or 27.9%, respectively.

To develop the expected term assumption for option awards, we previously elected to use the simplified method which was based on vesting and contractual terms. Beginning in January 2008, we derived the expected term assumption for options based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. The expected term for future awards is determined using a consistent method. Longer expected term assumptions increase the fair value of option awards, and therefore increase the expense recognized per award. The total fair value of options awarded during the year ended December 31, 2010 ($7.2 million) would have increased by 10% or decreased by 12% if the weighted average of the expected term assumptions were increased or decreased by one year, respectively. The total expense recognized for the year ended December 31, 2010 for options awarded during 2010 would have increased or decreased by $0.2 million if the weighted average of the expected term assumptions were increased or decreased by one year, respectively.

Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors, and compensation expense is adjusted for actual results. Total share-based compensation expense for the year ended December 31, 2010 was $13.1 million, which is net of a reduction of $3.0 million for actual and estimated forfeitures. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. The termination of employment by certain employees who hold large numbers of share-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense. Modifications of the terms of outstanding options may result in significant increases or decreases in share-based compensation. There were no modifications to the terms of outstanding options, restricted stock units or deferred stock units with vesting conditions during 2010, 2009 or 2008.

The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the years ended December 31, 2010, 2009 and 2008 totaled $16.0 million, $16.0 million and $18.7 million, respectively. The total unrecognized compensation expense for unvested share-based compensation awards outstanding at December 31, 2010 was $27.1 million, net of approximately $8.8 million related to actual and estimated forfeitures. The weighted average remaining expense recognition period is approximately 1.6 years.

Income Taxes

We recognize a current tax liability or asset for current taxes payable or refundable, respectively, and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.

The future tax benefit arising from net deductible temporary differences and tax carryforwards, net of valuation allowances, was $8.6 million and $8.0 million at December 31, 2010 and 2009, respectively. On a quarterly basis, we assess our current and projected earnings by jurisdiction to determine whether or not our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A reduction of net income before taxes in each subsidiary equal to 5% of revenue, compared to the corresponding reported amounts for the year ended December 31, 2010, would not result in the recognition of incremental valuation allowances except in one subsidiary where a 5% reduction could result in our recording a valuation allowance of $0.4 million for this subsidiary.

For those jurisdictions where tax carryforwards are likely to expire unused or the projected operating results indicate that realization is not likely, a valuation allowance is recorded to offset the deferred tax asset within that jurisdiction. In assessing the need for a valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Alternatively, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

We consider the majority of the operating earnings of non-United States subsidiaries to be indefinitely invested outside the U.S. The cumulative earnings of these subsidiaries were $232.5 million at December 31, 2010. No provision has been made for U.S. federal and state, or international taxes that may result from future remittances of these undistributed earnings of non-United States subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. For the operating earnings not considered to be indefinitely invested outside the United States we have accrued taxes on a current basis.

We record a liability for uncertain tax positions in accordance with a comprehensive model for the recognition, measurement, and financial statement disclosure. This comprehensive model requires us to assess all tax positions against a more likely than not standard. We record tax benefits for only those positions that we believe will more likely than not be sustained. For positions that we believe that it is more likely than not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. Our net liability for uncertain tax positions was $5.5 million and $6.0 million as of December 31, 2010 and 2009, respectively, which includes estimated interest expense and penalties.

RESULTS OF OPERATIONS AND TRENDS

Effects of Certain Factors on Results of Operations

Distributor Purchasing and Inventories. The instrument consumables and rapid assay products in our CAG segment are sold in the U.S. and certain other geographies by third party distributors, who purchase products from us and sell them to veterinary practices, which are the end users. As a result, distributor purchasing dynamics have an impact on our reported sales of these products. Distributor purchasing dynamics may be affected by many factors and may be unrelated to underlying end-user demand for our products. Consequently, reported results may reflect fluctuations in distributors’ inventories and not necessarily reflect changes in underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue.

Where growth rates are affected by changes in end-user demand, we refer to this as the impact of practice-level sales on growth. Where growth rates are affected by distributor purchasing dynamics, we refer to this as the impact of changes in distributors’ inventories on growth. If during the current year, distributors’ inventories grew by less than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories have a negative impact on our reported sales growth in the current period. Conversely, if during the current year, distributors’ inventories grew by more than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories have a positive impact on our reported sales growth in the current period.

At the end of a quarter, we believe that our U.S. CAG distributors typically hold inventory equivalent to approximately four weeks of our anticipated end-user demand for instrument consumables and rapid assay products.

Currency Impact. For the years ended December 31, 2010, 2009 and 2008, approximately 25%, 24%  and 24%, respectively, of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

The impact on revenue resulting from changes in foreign currency exchange rates is a non-U.S. GAAP measure that is calculated by applying the difference between the average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the current year period.

During the twelve months ended December 31, 2010, as compared to the twelve months ended December 31, 2009, changes in foreign currency exchange rates increased total company revenue by approximately $2.9 million, due primarily to the weakening of the U.S. dollar against the Canadian dollar, Australian dollar and, to a lesser extent, the Japanese yen. These favorable impacts were partly offset by the strengthening of the U.S. dollar against the Euro between these two periods. Although the changes in foreign currency exchange rates had a net favorable impact on total company revenues for the twelve months ended December 31, 2010, our LPD segment was negatively impacted since the U.S. dollar strengthened against the Euro and, compared to our other segments, a larger portion of LPD sales are denominated in the Euro.

During the twelve months ended December 31, 2009, as compared to the twelve months ended December 31, 2008, changes in foreign currency exchange rates reduced total company revenue by approximately $24.0 million, due primarily to the strengthening of the U.S. dollar against the British pound and the Euro and, to a lesser extent, the Canadian dollar. These unfavorable impacts were partly offset by the weakening of the U.S. dollar against the Japanese yen. These changes in foreign currency exchange rates impacted the revenues generated by each of our individual operating segments in a manner similar to the impact on the company as a whole.

Economic Conditions. Demand for many of our products and services has been negatively affected by poor economic conditions that have existed over the past two years. In our CAG segment, we believe that negative consumer sentiment resulting from economic conditions has led to fewer patient visits to veterinary clinics, which we continued to observe for the twelve months ended December 31, 2010 relative to the same period in 2009. We believe the reduced patient visits have negatively affected the growth rate of sales of rapid assay tests, instrument consumables, and reference laboratory diagnostic and consulting services. In addition, we believe the rate of growth of sales of our instruments and digital radiography systems, which are larger capital purchases for veterinarians, has been negatively affected by continued caution among veterinarians regarding economic conditions. Weaker economic conditions have also caused our customers to remain sensitive to the pricing of our products and services resulting in lower growth due to limited price increases for certain products.

We also believe that current economic conditions have affected purchasing decisions by certain customer groups in our Water and LPD businesses. Lower water testing volumes in the regulated and non-regulated segments of our Water business have resulted from a decline in municipal water studies and new home construction, respectively. Lower LPD testing volumes have resulted from a reduction in non-regulated testing performed by producers and laboratories, as a measure to reduce operating costs, and from a reduction in testing associated with some government mandated eradication programs as a result of lower government funding.

We believe that the diversity of our products and services, and the geographic diversity of our markets, will partially mitigate the effects of continuing slow economic growth and negative consumer sentiment. However, until we see improvements in broad factors that measure the economic climate both in the United States and Europe, we expect our growth rates will continue to be negatively affected.

Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009

Revenue

Total Company. The following table presents revenue by operating segment:

For the Years Ended December 31,
Net Revenue (dollars in thousands)	2010	2009	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Organic Revenue Growth(3)

CAG	$905,655	$843,303	$62,352	7.4%	0.5%	0.5%	6.4%
Water	76,514	73,214	3,300	4.5%	0.8%	-	3.7%
LPD	81,177	77,208	3,969	5.1%	(2.5%)	-	7.6%
Other	40,046	37,908	2,138	5.6%	-	-	5.6%
Total	$1,103,392	$1,031,633	$71,759	7.0%	0.3%	0.4%	6.3%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the twelve months ended December 31, 2010 and the same period of the prior year applied to foreign currency denominated revenues for the twelve months ended December 31, 2010.

(2)
Represents the percentage change in revenue during the year ended December 31, 2010 compared to the year ended December 31, 2009 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2008.

(3)
Organic revenue is a non-U.S. GAAP measure and represents the percentage change in revenue during the year ended December 31, 2010 compared to the year ended December 31, 2009 net of acquisitions and divestitures and the effect from changes in foreign currency exchange rates.

The following revenue analysis and discussion reports on organic revenue. Organic revenue should be considered in addition to, and not as a replacement for or superior to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.  Management believes that reporting organic revenue provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of changes in foreign currency exchange rates and the effect of acquisitions and divestitures because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Years Ended December 31,
Net Revenue (dollars in thousands)	2010	2009	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Organic Revenue Growth(3)

Instruments and consumables	$354,239	$332,706	$21,533	6.5%	0.1%	-	6.4%
Rapid assay products	146,538	147,078	(540)	(0.4%)	0.3%	-	(0.7%)
Reference laboratory diagnostic and consulting services	329,666	298,410	31,256	10.5%	1.0%	1.2%	8.3%
Practice information management systems and digital radiography	75,212	65,055	10,157	15.6%	0.9%	0.5%	14.2%
Pharmaceutical products	-	54	(54)	(100%)	-	-	(100%)
Net CAG revenue	$905,655	$843,303	$62,352	7.4%	0.5%	0.5%	6.4%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the twelve months ended December 31, 2010 and the same period of the prior year applied to foreign currency denominated revenues for the twelve months ended December 31, 2010.

(2)
Represents the percentage change in revenue during the year ended December 31, 2010 compared to the year ended December 31, 2009 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2008.

(3)
Organic revenue is a non-U.S. GAAP measure and represents the percentage change in revenue during the year ended December 31, 2010 compared to the year ended December 31, 2009 net of acquisitions and divestitures and the effect from changes in foreign currency exchange rates.

Instruments revenue was $85.5 million and $77.3 million for the twelve months ended December 31, 2010 and 2009, respectively. Consumables revenue was $228.0 million and $218.5 million for the twelve months ended December 31, 2010 and 2009, respectively. Instrument service and accessories revenue was $39.7 million and $35.7 million for the twelve months ended December 31, 2010 and 2009, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. The $8.2 million increase in instruments revenue was due primarily to sales of our ProCyte DxTM instrument, our new hematology analyzer that we began shipping during the third quarter of 2010, and increased sales of our Catalyst Dx® instrument and IDEXX VetLab Station®. This increase in instrument revenue was partly offset by lower average unit sales prices and lower sales volumes of our LaserCyte® instrument, due primarily to a shift in focus of our sales efforts to ProCyte DxTM. The $9.5 million increase in consumables revenue was due primarily to higher sales volumes of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® instrument as Catalyst Dx® instruments continue to replace VetTest® instruments at certain customers. The $4.0 million increase in instrument service and accessories revenue was primarily a result of the growth of our active installed base of instruments. The impact from changes in distributors’ inventory levels was not significant to reported instruments and consumables revenue.

The slight decrease in rapid assay revenue was due primarily to lower average unit sales prices of our SNAP® tests resulting from competitive pressures and increased price sensitivity in certain segments of our customer base as a result of economic conditions and, to a lesser extent, lower U.S. practice-level sales primarily attributable to economic conditions. These decreases were partly offset by higher sales volumes outside of the U.S. and the favorable impact from changes in distributors’ inventory levels, which increased reported rapid assay revenue growth by 1%.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volume and, to a lesser extent, price increases. Higher testing volume was driven largely by the acquisition of new customers.

The increase in practice information management systems and digital radiography revenue resulted primarily from higher sales volumes of companion animal digital radiography systems as this market is transitioning from older film-based systems to digital as the standard of care. An increase in service and support revenue related to both digital radiography systems and practice information management systems also contributed to revenue growth. These increases were partly offset by lower average unit sales prices for our digital radiography systems resulting from competitive conditions.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volume partly offset by lower average unit sales prices. The lower average unit sales prices resulted primarily from higher relative sales of Colilert® products in geographies where those products are sold at lower average unit sales prices.

Livestock and Poultry Diagnostics. The increase in LPD revenue resulted primarily from higher sales volumes of certain bovine tests and, to a lesser extent, higher sales volumes of certain swine tests. The increased sales volume of certain bovine tests was driven primarily by increased sales in Germany where we have won several government tenders for testing in connection with a country-wide eradication program for a virus impacting beef and dairy production yields. These increases were partly offset by lower average unit sales prices due to competitive conditions.

Other. The increase in Other revenue was attributable primarily to higher sales volumes of our Dairy SNAP® residue test for the detection of melamine and higher sales volume of consumables used with our OPTI Medical Systems instruments. These increases were partly offset by lower sales volumes of our Dairy SNAP® Beta Lactam test used for the detection of antibiotic residue in milk.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Years Ended December 31,
Gross Profit (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$457,519	50.5%	$410,356	48.7%	$47,163	11.5%
Water	47,676	62.3%	47,233	64.5%	443	0.9%
LPD	54,898	67.6%	51,256	66.4%	3,642	7.1%
Other	18,297	45.7%	17,067	45.0%	1,230	7.2%
Unallocated amounts	233	N/A	369	N/A	(136)	(36.9%)
Total Company	$578,623	52.4%	$526,281	51.0%	$52,342	9.9%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 51% from 49%. The increase in gross profit percentage was attributable primarily to improvements in the cost to manufacture and service our IDEXX VetLab® instruments and increased volume leverage and other efficiency gains in our reference laboratory diagnostics and consulting services business. Lower depreciation on instruments placed at customer sites under usage agreements also contributed to the increase in gross profit percentage, as we have reduced this type of placement activity and an increasing number of prior placements have become fully depreciated and ownership has transferred to the customer. These favorable impacts were partly offset by the net unfavorable impact of changes in foreign currency exchange rates. The net unfavorable impact of changes in foreign currency exchange rates was due primarily to lower hedging gains during the twelve months ended December 31, 2010 in comparison to the same period of the prior year and the strengthening of the U.S. dollar against the Euro partly offset by the weakening of the U.S. dollar against the Canadian dollar, Australian dollar, and Japanese yen.

Water. Gross profit for Water increased slightly as higher sales were partly offset by a decrease in the gross profit percentage to 62% from 65%. The decrease in the gross profit percentage for Water was due primarily to the net unfavorable impact of changes in foreign currency exchange rates and higher overall manufacturing costs. The net unfavorable impact of changes in foreign currency exchange rates was due to lower hedging gains during the twelve months ended December 31, 2010 in comparison to the same period of the prior year and the strengthening of the U.S. dollar against the Euro partly offset by the weakening of the U.S. dollar against the Australian dollar and the Canadian dollar. These unfavorable impacts were partly offset by higher relative sales of higher margin products.

Livestock and Poultry Diagnostics. Gross profit for LPD increased due to higher sales and an increase in the gross profit percentage to 68% from 66%. The increase in gross profit percentage was due primarily to higher relative sales of higher margin products and lower overall manufacturing costs. These increases were partly offset by lower overall average unit sales prices, increased royalty costs, and the net unfavorable impact of changes in foreign currency exchange rates due to the strengthening of the U.S. dollar against the Euro and lower hedging gains during the twelve months ended December 31, 2010 in comparison to the same period of the prior year.

Other. Gross profit for Other increased due to higher sales volume and an increase in the gross profit percentage to 46% from 45%. The increase in gross profit percentage was due to lower costs of service in our OPTI Medical and Dairy businesses, lower relative sales of lower margin Dairy instruments, and reduced overall manufacturing costs in our OPTI Medical business. These increases were partly offset by the net unfavorable impact of changes in foreign currency exchange rates.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

For the Years Ended December 31,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$297,793	32.9%	$274,235	32.5%	$23,558	8.6%
Water	16,600	21.7%	15,618	21.3%	982	6.3%
LPD	35,810	44.1%	33,985	44.0%	1,825	5.4%
Other	13,714	34.2%	13,642	36.0%	72	0.5%
Unallocated amounts	10,825	N/A	12,832	N/A	(2,007)	(15.6%)
Total Company	$374,742	34.0%	$350,312	34.0%	$24,430	7.0%
Operating Income (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

CAG	$159,726	17.6%	$136,121	16.1%	$23,605	17.3%
Water	31,076	40.6%	31,615	43.2%	(539)	(1.7%)
LPD	19,088	23.5%	17,271	22.4%	1,817	10.5%
Other	4,583	11.4%	3,425	9.0%	1,158	33.8%
Unallocated amounts	(10,592)	N/A	(12,463)	N/A	1,871	(15.0%)
Total Company	$203,881	18.5%	$175,969	17.1%	$27,912	15.9%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Years Ended December 31,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$151,068	16.7%	$141,681	16.8%	$9,387	6.6%
General and administrative	102,775	11.3%	92,122	10.9%	10,653	11.6%
Research and development	43,950	4.9%	40,432	4.8%	3,518	8.7%
Total operating expenses	$297,793	32.9%	$274,235	32.5%	$23,558	8.6%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs, including an investment in field sales technical support personnel. The increase in general and administrative expense resulted primarily from increased legal and other fees incurred in connection with our response to the FTC subpoena, discussed in more detail under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K; increased personnel-related costs; an increase in costs attributable to information technology investments; the unfavorable impact from changes in foreign currency exchange rates; and an increase in bad debt expense in connection with the bankruptcy of one of our U.S. distributors, Professional Veterinary Products, Inc. (“PVP”). These increases were partly offset by the absence of an impairment charge of $1.5 million that was recorded in the fourth quarter of 2009 to write off an acquired intangible asset associated with our equine digital radiography business. The increase in research and development expense resulted primarily from increased personnel-related costs.

Water. The following table presents Water expenses by functional area:

For the Years Ended December 31,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$7,877	10.3%	$7,115	9.7%	$762	10.7%
General and administrative	6,320	8.3%	5,851	8.0%	469	8.0%
Research and development	2,403	3.1%	2,652	3.6%	(249)	(9.4%)
Total operating expenses	$16,600	21.7%	$15,618	21.3%	$982	6.3%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs. The increase in general and administrative expense resulted from an increase in costs attributable to information technology investments and increased personnel-related costs. The decrease in research and development expense was due primarily to decreased spending related to qualifying additional suppliers of certain raw materials and a reduction in personnel-related costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

For the Years Ended December 31,
Operating Expenses (dollars in thousands)	2010	Percent of Revenue	2009	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$13,793	17.0%	$12,650	16.4%	$1,143	9.0%
General and administrative	12,246	15.1%	12,845	16.6%	(599)	(4.7%)
Research and development	9,771	12.0%	8,490	11.0%	1,281	15.1%
Total operating expenses	$35,810	44.1%	$33,985	44.0%	$1,825	5.4%

The increase in sales and marketing expense resulted primarily from an increase in personnel-related costs. The decrease in general and administrative expense resulted primarily from decreased personnel-related costs and lower amortization on our existing intangible assets. These decreases were partly offset by the net unfavorable impact of changes in foreign currency exchange rates and an increase in costs attributable to information technology investments. The increase in research and development expense was due primarily to an increase in personnel-related costs.

Other. Operating expenses for Other increased $0.1 million to $13.7 million for the year ended December 31, 2010. This increase was due primarily to higher personnel-related costs in our Dairy business attributable, in part, to the development of business in China, partly offset by an incremental milestone payment earned in 2010 related to the sale of product rights previously included in our pharmaceutical product lines. Milestone payments in the third and fourth quarters of 2010 totaling $3.0 million were earned due to the achievement of certain sales milestones by the third party that purchased the product rights. In the fourth quarter of 2009, we earned a milestone payment of $2.0 million from the same third party as the result of the achievement of certain development milestones for this product. Because we have no obligation to deliver product or services, or otherwise provide support to the third party under this agreement, and because collectability is reasonably assured, these milestone payments, and any other related milestone payments we earn in the future, are included in results of operations when earned, but are not classified as revenue because the transaction was accounted for as the sale of a business. We may receive up to $6.5 million of future payments based on the achievement of future sales milestones by this third party.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $2.0 million to $10.8 million for the year ended December 31, 2010 due to the absence of an impairment charge in 2010 in comparison to 2009 and lower research and development personnel-related costs. The impairment charge recorded in 2009 was to write off software to manage the various aspects of product development and product lifecycles. These decreases were partly offset by the write-off in 2010 of certain design costs related to a facilities project that has changed in scope.

Interest Income and Interest Expense

Interest income was $0.7 million for the year ended December 31, 2010 compared to $0.5 million for the same period of the prior year. The increase in interest income was due primarily to higher average invested cash balances.

Interest expense was $2.4 million for the year ended December 31, 2010 compared to $1.9 million for the same period of the prior year. The increase in interest expense was due primarily to higher effective interest rates and, to a lesser extent, higher average balances outstanding on our unsecured short-term revolving credit facility (“Credit Facility”). With the commencement of our interest rate swap agreements on March 31, 2010, we effectively fixed our interest rate at 2% plus 0.375 to 0.875 percentage points (“Credit Spread”) on $80 million of funds borrowed under the Credit Facility through March 31, 2012. As the fixed rate under the interest rate swap agreements is higher than the weighted average interest rate of debt outstanding during 2009, interest expense was higher for the year ended December 31, 2010 as compared to the same period of the prior year.

Provision for Income Taxes

Our effective income tax rate was 30.1% for the year ended December 31, 2010 and 30.0% for the year ended December 31, 2009. The slight increase in the tax rate is due primarily to an increase in earnings taxed at domestic rates that are higher than international rates, partly offset by tax benefits related to U.S. manufacturing activities that were fully phased in effective January 1, 2010.

In 2011, it is reasonably possible that we could recognize up to $1.1 million of income tax benefits that have not been recognized at December 31, 2010. The income tax benefits are primarily due to the lapse in the statutes of limitations for various U.S. and international tax jurisdictions.

Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008

Revenue

Total Company. The following table presents revenue by operating segment:

For the Years Ended December 31,
Net Revenue (dollars in thousands)	2009	2008	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Organic Revenue Growth(3)

CAG	$843,303	$834,056	$9,247	1.1%	(2.3%)	(2.0%)	5.4%
Water	73,214	74,469	(1,255)	(1.7%)	(3.4%)	-	1.7%
LPD	77,208	80,762	(3,554)	(4.4%)	(3.4%)	-	(1.0%)
Other	37,908	34,743	3,165	9.1%	(0.4%)	-	9.5%
Total	$1,031,633	$1,024,030	$7,603	0.7%	(2.4%)	(1.6%)	4.7%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the twelve months ended December 31, 2009 and the same period of the prior year applied to foreign currency denominated revenues for the twelve months ended December 31, 2009.

(2)
Represents the percentage change in revenue during the year ended December 31, 2009 compared to the year ended December 31, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2007.

(3)
Organic revenue is a non-U.S. GAAP measure and represents the percentage change in revenue during the year ended December 31, 2009 compared to the year ended December 31, 2008 net of acquisitions and divestitures and the effect from changes in foreign currency exchange rates.

The following revenue analysis and discussion reports on organic revenue. Organic revenue should be considered in addition to, and not as a replacement for or superior to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies.  Management believes that reporting organic revenue provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of changes in foreign currency exchange rates and the effect of acquisitions and divestitures because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Years Ended December 31,
Net Revenue (dollars in thousands)	2009	2008	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions/ Divestitures (2)	Organic Revenue Growth(3)

Instruments and consumables	$332,706	$318,533	$14,173	4.4%	(2.7%)	-	7.1%
Rapid assay products	147,078	146,867	211	0.1%	(0.7%)	-	0.8%
Reference laboratory diagnostic and consulting services	298,410	288,244	10,166	3.5%	(3.0%)	0.7%	5.8%
Practice information management systems and digital radiography	65,055	61,291	3,764	6.1%	(0.8%)	0.2%	6.7%
Pharmaceutical products	54	19,121	(19,067)	(99.7%)	-	(99.6%)	(0.1%)
Net CAG revenue	$843,303	$834,056	$9,247	1.1%	(2.3%)	(2.0%)	5.4%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the twelve months ended December 31, 2009 and the same period of the prior year applied to foreign currency denominated revenues for the twelve months ended December 31, 2009.

(2)
Represents the percentage change in revenue during the year ended December 31, 2009 compared to the year ended December 31, 2008 attributed to incremental revenues from businesses acquired or revenues lost from businesses divested or discontinued subsequent to December 31, 2007.

(3)
Organic revenue is a non-U.S. GAAP measure and represents the percentage change in revenue during the year ended December 31, 2009 compared to the year ended December 31, 2008 net of acquisitions and divestitures and the effect from changes in foreign currency exchange rates.

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

The slight increase in rapid assay revenue was due to higher practice-level sales resulting from increased sales volumes of our SNAP® canine combination test products and SNAP® cPL™, which is our test for pancreatitis in dogs, partly offset by lower sales volumes of our SNAP® feline combination test products. To a lesser extent, higher average unit sales prices also contributed to the increase in rapid assay revenue. Changes in distributors’ inventory levels did not have a meaningful impact on reported rapid assay revenue growth.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volume and price increases. Higher testing volume was the result of growth in our customer base and the impact of new test offerings.

The increase in practice information management systems and digital radiography revenue resulted primarily from higher sales volumes of companion animal digital radiography systems and peripheral equipment and support services related to our practice information management systems. These favorable items were partly offset by lower sales of equine digital radiography systems, lower average unit prices for companion animal digital radiography systems, and lower sales of Cornerstone® practice information management systems.

The decrease in pharmaceutical products revenue was due primarily to the pharmaceutical transaction in the fourth quarter of 2008 in which we sold a substantial portion of our pharmaceutical assets and product lines. As a result, we did not have significant pharmaceutical product revenue in 2009.

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

Livestock and Poultry Diagnostics. The decrease in LPD revenue resulted primarily from the impact of the timing of revenue recognition on shipments to a customer, where revenue for shipments to that customer is recognized on the cash basis of accounting due to uncertain collectability and lower average unit sales prices. These unfavorable items were partly offset by higher overall sales volumes.

Other. The increase in Other revenue was due primarily to higher sales volumes of Dairy and OPTI Medical products. Higher Dairy volume was primarily attributable to SNAP® antibiotic residue tests, a SNAP® residue test for the detection of melamine that we launched in the second quarter of 2009, and an instrument that we launched in 2008. These favorable items were partly offset by lower average unit sales prices for OPTI Medical products.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Years Ended December 31,
Gross Profit (dollars in thousands)	2009	Percent of Revenue	2008	Percent of Revenue	Dollar Change	Percentage Change

CAG	$410,356	48.7%	$412,199	49.4%	$(1,843)	(0.4%)
Water	47,233	64.5%	47,052	63.2%	181	0.4%
LPD	51,256	66.4%	55,005	68.1%	(3,749)	(6.8%)
Other	17,067	45.0%	15,131	43.6%	1,936	12.8%
Unallocated amounts	369	N/A	379	N/A	(10)	(2.6%)
Total Company	$526,281	51.0%	$529,766	51.7%	$(3,485)	(0.7%)

Companion Animal Group. Gross profit for CAG decreased due to a decrease in the gross profit percentage of less than one percentage point to 49%. The decrease in the gross profit percentage was due primarily to the absence of higher margin pharmaceutical product sales in 2009; higher relative sales of lower margin products and services, primarily IDEXX VetLab® instruments and reference laboratory diagnostic and consulting services; higher product overhead spending due, in part, to investment in facilities and production equipment to meet anticipated future demand; and the impact of lower volumes of most of our instruments, except for Catalyst Dx® and SNAPshot Dx® analyzers. These unfavorable impacts were partly offset by gross profit improvement in our reference laboratory diagnostic and consulting services line of business due, in part, to higher selling prices and operational efficiencies. Lower depreciation expense associated with IDEXX VetLab® instruments previously placed under rental agreements also favorably impacted gross profit percentage.

Water. Gross profit for Water increased due to an increase in the gross profit percentage to 64.5% from 63%. The increase in the gross profit percentage was due primarily to the impact of lower royalty costs and, to a lesser extent, higher average unit sales prices. These favorable items were partly offset by higher overall manufacturing costs and higher costs related to product distribution.

Livestock and Poultry Diagnostics. Gross profit for LPD decreased due to lower sales volume and a decrease in the gross profit percentage to 66% from 68%. The decrease in gross profit percentage was due primarily to higher costs of product manufacturing and the impact of lower revenue recognized related to a customer where revenue is recognized on the cash basis of accounting due to uncertain collectability. These unfavorable impacts were partly offset by higher hedging gains and lower royalty costs.

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

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

For the Years Ended December 31,
Operating Expenses (dollars in thousands)	2009	Percent of Revenue	2008	Percent of Revenue	Dollar Change	Percentage Change

CAG	$274,235	32.5%	$282,579	33.9%	$(8,344)	(3.0%)
Water	15,618	21.3%	15,722	21.1%	(104)	(0.7%)
LPD	33,985	44.0%	33,245	41.2%	740	2.2%
Other	13,642	36.0%	13,576	39.1%	66	0.5%
Unallocated amounts	12,832	N/A	12,188	N/A	644	5.3%
Total Company	$350,312	34.0%	$357,310	34.9%	$(6,998)	(2.0%)

Operating Income (dollars in thousands)	2009	Percent of Revenue	2008	Percent of Revenue	Dollar Change	Percentage Change

CAG	$136,121	16.1%	$129,620	15.5%	$6,501	5.0%
Water	31,615	43.2%	31,330	42.1%	285	0.9%
LPD	17,271	22.4%	21,760	26.9%	(4,489)	(20.6%)
Other	3,425	9.0%	1,555	4.5%	1,870	120.3%
Unallocated amounts	(12,463)	N/A	(11,809)	N/A	(654)	(5.5%)
Total Company	$175,969	17.1%	$172,456	16.8%	$3,513	2.0%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Years Ended December 31,
Operating Expenses (dollars in thousands)	2009	Percent of Revenue	2008	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$141,681	16.8%	$143,644	17.2%	$(1,963)	(1.4%)
General and administrative	92,122	10.9%	93,008	11.2%	(886)	(1.0%)
Research and development	40,432	4.8%	45,927	5.5%	(5,495)	(12.0%)
Total operating expenses	$274,235	32.5%	$282,579	33.9%	$(8,344)	(3.0%)

As previously described, we sold a substantial portion of our pharmaceutical assets and product lines and restructured the remainder of this business in the fourth quarter of 2008. As a result, we did not incur meaningful expenses related to this business in 2009. In relation to restructuring the remainder of the pharmaceutical business, certain research and development personnel were realigned to our corporate research and development team, for which expenses are not allocated to our operating segments. A portion of the decrease in spending explained within the CAG section is due to this restructuring.

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

Water. The following table presents Water expenses by functional area:

For the Years Ended December 31,
Operating Expenses (dollars in thousands)	2009	Percent of Revenue	2008	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$7,115	9.7%	$7,504	10.1%	$(389)	(5.2%)
General and administrative	5,851	8.0%	5,674	7.6%	177	3.1%
Research and development	2,652	3.6%	2,544	3.4%	108	4.2%
Total operating expenses	$15,618	21.3%	$15,722	21.1%	$(104)	(0.7%)

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

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

For the Years Ended December 31,
Operating Expenses (dollars in thousands)	2009	Percent of Revenue	2008	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$12,650	16.4%	$12,982	16.1%	$(332)	(2.6%)
General and administrative	12,845	16.6%	12,416	15.4%	429	3.5%
Research and development	8,490	11.0%	7,847	9.7%	643	8.2%
Total operating expenses	$33,985	44.0%	$33,245	41.2%	$740	2.2%

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

Other. Operating expenses for Other increased $0.1 million to $13.6 million for the year ended December 31, 2009. The unfavorable impact of an increase in deferred compensation expense associated with an employee plan assumed in the acquisition of OPTI Medical, higher personnel-related costs and higher bad debt expense were almost entirely offset by the receipt of a milestone payment related to our former pharmaceutical business and, to a lesser extent, by lower spending on marketing materials and advertising in our OPTI Medical and Dairy businesses. In the fourth quarter of 2009, we received a milestone payment of $2.0 million related to the sale of product rights in connection with the disposition of our pharmaceutical division in the fourth quarter of 2008. The receipt of this payment was due to the achievement of certain development milestones by the third party that purchased the product rights. Because we have no obligation to deliver product or services, or otherwise provide support to the third party under this agreement, receipt of milestone payments are included in results of operations, but are not classified as revenue as the transaction was accounted for as the sale of a product line.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $0.6 million to $12.8 million for the year ended December 31, 2009 due to the write-off of capitalized costs related to an information technology project and higher expense related to share-based compensation. The impairment charge recorded in 2009 was to write off software to manage the various aspects of product development and product lifecycles.  These increases were partly offset by the impact of the fourth quarter 2008 sale of our Acarexx® and SURPASS® pharmaceutical products and a product that was under development, and the subsequent restructuring of the remaining pharmaceutical division. In 2008, we recognized a loss on the transaction and restructuring of approximately $1.5 million, of which $1.1 million was recorded in general and administrative expense, $0.3 million was recorded in sales and marketing expense and $0.1 million was recorded in research and development expense.

Interest Income and Interest Expense

Interest income was $0.5 million for the year ended December 31, 2009 compared to $2.3 million for the same period of the prior year. The decrease in interest income was due to lower effective interest rates, partly offset by higher average invested cash balances.

Interest expense was $1.9 million for the year ended December 31, 2009 compared to $4.6 million for the same period of the prior year. The decrease in interest expense was due to lower effective interest rates on outstanding debt balances, partly offset by lower capitalized interest and higher average borrowings under our Credit Facility.

Provision for Income Taxes

Our effective income tax rate was 30.0% for the year ended December 31, 2009 and 31.7% for the year ended December 31, 2008. The decrease in tax rate was due primarily to the recognition of tax benefits resulting from the expiration of certain statutes of limitations, settlement of an audit in an international tax jurisdiction and the write-off of non-deductible goodwill related to the pharmaceutical product lines sold in the fourth quarter of 2008.  These benefits were partly offset by a reduction in international deferred tax liabilities in 2008 due to a change in the statutory tax rates for a jurisdiction in which we operate. This benefit of approximately $1.5 million reduced our effective income tax rate for the year ended December 31, 2008 by 0.9 percentage points.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 3 to the consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our Credit Facility. At December 31, 2010 and December 31, 2009, we had $156.9 million and $106.7 million, respectively, of cash and cash equivalents, and working capital of $175.5 million and $120.0 million, respectively. Additionally, at December 31, 2010, we had remaining borrowing availability of $70.0 million under our $200 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long-term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the U.S. Changes to this position could have adverse tax consequences. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. As the majority of our cash is invested outside of the U.S., we expect to continue to utilize amounts available under our Credit Facility to fund our operations in the U.S. As a result, we expect our cash balance to continue to grow for the foreseeable future as sources of foreign cash flows are expected to be greater than uses outside of the U.S.

The following table presents additional selected information concerning working capital:

	For the Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009

Days sales outstanding(1)	38.7	41.9	41.8	41.7	38.9
Inventory turns(2)	1.8	1.7	1.9	2.0	2.2

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.
(2) Inventory turns represents inventory-related cost of product sales for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	Dollar Change

Net cash provided by operating activities	$178,833	$174,952	$3,881
Net cash (used) provided by investing activities	(43,190)	(53,621)	10,431
Net cash (used) provided by financing activities	(86,769)	(95,295)	8,526
Net effect of changes in exchange rates on cash	1,313	1,824	(511)
Net increase in cash and cash equivalents	$50,187	$27,860	$22,327

Operating Activities. Cash provided by operating activities was $178.8 million for the year ended December 31, 2010, compared to $175.0 million for the same period in 2009. The total net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from exercises of stock options and vesting of restricted stock units to a financing activity, was $200.1 million for the year ended December 31, 2010, compared to $190.4 million for the same period in 2009, resulting in incremental operating cash flows of $9.7 million. This was attributable to a $19.1 million increase in net income partly offset by a decrease in net non-cash charges, primarily a $4.2 million decrease in deferred taxes and a $3.8 million decrease in depreciation and amortization. The decrease in depreciation was primarily due to lower depreciation from instruments placed at customer sites under usage agreements. The total of the changes in operating assets and liabilities and reclassifications of the tax benefit from exercises of stock options and vesting of restricted stock units decreased cash by $21.3 million and $15.5 million for the years ended December 31, 2010 and 2009, respectively, resulting in an incremental decrease in cash of $5.8 million.

The following table presents cash flows from changes in operating assets and liabilities, and the tax benefit from exercises of stock options and vesting of restricted stock units:

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	Dollar Change

Accounts receivable	$(6,914)	$(1,155)	$(5,759)
Inventories	(19,469)	6,223	(25,692)
Other assets	(13,208)	(7,842)	(5,366)
Accounts payable	3,482	(9,156)	12,638
Accrued liabilities	30,604	705	29,899
Deferred revenue	2,370	925	1,445
Tax benefit from exercises of stock options and vesting of restricted stock units	(18,126)	(5,194)	(12,932)
Total change in cash due to changes in operating assets and liabilities and the tax benefit from exercises of stock options and vesting of restricted stock units	$(21,261)	$(15,494)	$(5,767)

During the year ended December 31, 2010, as compared to the same period of the prior year, the increase in accrued liabilities resulted primarily from increased tax accruals, as result of higher pre-tax income and lower accelerated tax depreciation deductions as compared to the same period of the prior year. The timing of inventory receipts, most significantly of slides used with our chemistry analyzers and of hematology instruments and consumables, contributed to a decrease in cash flow, which was partly offset by associated increases in cash flow from the timing of payments for inventory. Inventory receipts during the year ended December 31, 2010 included the ProCyte Dx™ analyzer and related consumables, which we launched in the third quarter of 2010.

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

Investing Activities. Cash used by investing activities was $43.2 million for the year ended December 31, 2010, compared to cash used of $53.6 million for the same period of 2009. The decrease in cash used for the year ended December 31, 2010 in comparison to the same period of the prior year is due primarily to less cash used for the renovation of our headquarters facilities and information technology projects. During the year ended December 31, 2010, we used approximately $6.9 million and $11.0 million for the renovation of our headquarters facility and investments in information technology projects, respectively, compared to $13.3 million and $13.8 million during the same period of the prior year. This decrease was partly offset by additional investments in manufacturing equipment, a $4 million investment in a company that owns and operates veterinary hospitals, primarily in the eastern United States (see Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K) and lower proceeds received in connection with the disposition of assets during the year ended December 31, 2010. During the year ended December 31, 2009, we received net proceeds of $5.5 million from the sale of our pharmaceutical product lines and from the sale of property and equipment.

Our total capital expenditure plan for 2011 is approximately $45 million, which includes approximately $10.5 million for the renovation and expansion on our headquarters facility.

Financing Activities. Cash used by financing activities was $86.8 million for the year ended December 31, 2010 compared to cash used of $95.3 million for the same period in 2009. The decrease in cash used by financing activities was due primarily to an increase in net borrowings under the Credit Facility. At December 31, 2010, we had $129.0 million outstanding under the Credit Facility, of which $2.0 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit issued related to our workers’ compensation policy covering claims for the years ended December 31, 2010 and 2009. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, which provide for the acceleration of amounts outstanding under the Credit Facility, or restrict our ability to borrow thereunder, in the event of noncompliance. One of our financial covenants requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At December 31, 2010, we were in compliance with the covenants of the Credit Facility.

The decrease in cash used by financing activities was also attributable to the $12.5 million increase in proceeds from the exercise of stock options and employee stock purchase plans and the related $12.9 million increase in tax benefits from the exercises of stock options and vesting of restricted stock units. During the years ended December 31, 2010 and 2009, we received $28.9 million and $16.4 million, respectively, on the exercise of stock options and purchase of shares under the employee stock purchase plan, due primarily to an increase in the number of options exercised and, to a lesser extent, an increase in the weighted average exercise price. Exercise activity increased during 2010 as compared to the same period of the prior year primarily due to the adoption by our chief executive officer of a securities trading plan designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As a result of the increase in exercise activity and of the stock performance, the tax benefit from exercises of stock options and vesting of restricted stock units increased $12.9 million to $18.1 million for the year ended December 31, 2010, compared to $5.2 million for the same period of the prior year.

The decrease in cash used by financing activities was partly offset by the incremental $60 million used to repurchase treasury stock during the year ended December 31, 2010 compared to the year ended December 31, 2009. Our board of directors has authorized the repurchase of up to 44 million shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to December 31, 2010, we repurchased 40.2 million shares. During the year ended December 31, 2010, we purchased 2.5 million shares for an aggregate cost of $143.1 million compared to purchases of 1.9 million shares for an aggregate cost of $83.1 million during the year ended December 31, 2009. We believe that the repurchase of our common stock is a favorable investment, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Item 5 and Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.

Other Commitments, Contingencies and Guarantees

Under our workers’ compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident and an aggregate claim liability based on multiple elements, including payroll, for each year. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized expenses of $0.9 million, $0.5 million, and $0.8 million for claims incurred during the years ended December 31, 2010, 2009 and 2008, respectively. Claims incurred during the years ended December 31, 2010 and 2009 are relatively undeveloped and significant additional healthcare and wage indemnification costs could arise from those claims. Our liability for claims incurred during the years ended December 31, 2010 and 2009 could exceed our estimates and we could be liable for up to $1.8 million and $1.4 million, respectively, in excess of the expense we have recognized. For the six years ended on or prior to December 31, 2008, based on our retained claim liability per incident and our aggregate claim liability, our maximum liability at December 31, 2010 is $0.8 million in excess of the amounts deemed probable and previously recognized. In connection with these policies, we have outstanding letters of credit totaling $1.8 million that have been issued in favor of our insurance providers as security for these claims.

We have commitments outstanding for additional purchase price payments of up to $7.6 million in connection with the acquisitions of businesses and intangible assets that occurred prior to the January 1, 2009 revisions to the accounting principles and requirements for business combinations. All of these commitments are contingent upon the achievement by certain acquired businesses of specified milestones. Of the total outstanding commitments of $7.6 million, $0.1 million has been accrued for at December 31, 2010.

We are contractually obligated to make the following payments in the years below:

(in thousands)	Total	2011	2012–2013	2014–2015	After 2015

Long-term debt obligations (1)	$4,726	$1,091	$2,181	$1,454	$-
Operating leases	76,951	13,777	22,736	13,619	26,819
Purchase obligations (2)	84,999	82,999	2,000	-	-
Minimum royalty payments	6,714	813	1,841	1,490	2,570
Total contractual cash obligations	$173,390	$98,680	$28,758	$16,563	$29,389

(1)	Long-term debt amounts include interest payments associated with long-term debt.
(2)
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchase transactions.

These commitments do not reflect unrecognized tax benefits of $5.0 million and deferred compensation liabilities of $2.2 million as of December 31, 2010 as the timing of recognition is uncertain. Refer to Note 12 of the consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K for additional discussion of unrecognized tax benefits.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial market risk consists primarily of foreign currency exchange risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations are in the U.S., but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany sales of products and we attempt to mitigate this risk through our hedging program described below. For the years ended December 31, 2010, 2009 and 2008, approximately 25%, 24%  and 24%, respectively, of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies. The functional currency of most of our subsidiaries is their local currency. For one of our subsidiaries located in the Netherlands, the functional currency is the U.S. dollar.

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into forward exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Market gains and losses are deferred in other current or long-term assets or accruals, as appropriate, until the contract matures, which is the period when the related obligation is settled. We primarily utilize forward exchange contracts with durations of less than 24 months.

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

Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2010. We enter into foreign currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany sales and for amounts that are equivalent to, or less than, other specific, significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of operations. Our hedging strategy related to intercompany inventory purchases provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year that are in excess of amounts previously hedged. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk. The notional amount of foreign currency contracts to hedge forecasted intercompany sales outstanding at December 31, 2010 and 2009 was $133.2 million and $116.9 million, respectively. At December 31, 2010, we had $1.5 million in net unrealized losses on foreign exchange contracts designated as hedges recorded in other comprehensive income, which is net of $0.7 million in taxes.

Our foreign currency exchange risk is comprised of three components: 1) local currency revenues and expenses,  2) the impact of settled hedge contracts, and 3) intercompany and trade balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary.  Based on projected revenues and expenses for 2011 excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, a 10% strengthening of the USD would reduce operating income by approximately $8 million. The impact of the intercompany and trade balances referred to in the third component above has been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have.

We are subject to interest rate risk based on the terms of our Credit Facility to the extent that the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”) increases. Borrowings under our Credit Facility bear interest in the range from 0.375 to 0.875 percentage points (“Credit Spread”) above the LIBOR or the CDOR, dependent on our consolidated leverage ratio, and the interest period terms for the outstanding borrowings, which range from one to six months. As discussed below, we have entered into forward fixed interest rate swaps to mitigate interest rate risk in future periods. Borrowings outstanding under the Credit Facility at December 31, 2010 were $129.0 million at a weighted-average interest rate of 1.9%. Based on amounts outstanding at December 31, 2010, an increase in the LIBOR or the CDOR of 1% would increase interest expense by approximately $0.5 million on an annualized basis.

In March 2009, we entered into two forward fixed interest rate swap agreements for an aggregate notional amount of $80 million to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Under these agreements, beginning on March 31, 2010 we effectively fixed our interest exposure on $80 million of our outstanding borrowings through March 30, 2012 by converting our variable interest rate payments to fixed interest rate payments at 2% plus the Credit Spread. The critical terms of the fixed interest rate swap agreements match the critical terms of the underlying borrowings, including notional amounts, underlying market indices, interest rate reset dates and maturity dates. Accordingly, we have designated these swaps as qualifying instruments to be accounted for as cash flow hedges. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our derivative instruments and hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2010, our chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we conclude that, at December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting at December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications with respect to disclosure controls and procedures and internal control over financial reporting of the Company’s chief executive officer and chief financial officer are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

On February 18, 2011, Thomas J. Dupree announced his intention to resign from the Company effective as of June 30, 2011.  Mr. Dupree has been Corporate Vice President leading the Company’s North American Companion Animal Group Customer Facing Organization.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Directors, Section 16(a) compliance and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Committees of the Board of Directors – Audit Committee,” “Corporate Governance – Corporate Governance Guidelines and Code of Ethics,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement with respect to its 2011 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report. For information required by this Item regarding Executive Officers with respect to Item 401 of Regulation S-K, see the section titled “Executive Officers of the Company” under “Part I.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation - Compensation Discussion and Analysis,” “Executive Compensation,” “Corporate Governance – Director Compensation and Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation - Compensation Committee Report” in the Company’s definitive proxy statement with respect to its 2011 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K has been included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” under “Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Ownership of Common Stock by Directors and Officers” and “Ownership of More Than Five Percent of Our Common Stock” in the Company’s definitive proxy statement with respect to its 2011 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Party Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive proxy statement with respect to its 2011 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Auditors’ Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Committee Pre-Approval Policy” in the Company’s definitive proxy statement with respect to its 2011 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

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

IDEXX LABORATORIES, INC.

By: /s/ Jonathan W. Ayers
Date: February 22, 2011	Jonathan W. Ayers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan W. Ayers	President, Chief Executive Officer and	February 22, 2011
Jonathan W. Ayers	Chairman of the Board of Directors

/s/ Merilee Raines	Corporate Vice President, Chief Financial	February 22, 2011
Merilee Raines	Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Thomas Craig	Director	February 22, 2011
Thomas Craig

/s/ William T. End	Director	February 22, 2011
William T. End

/s/ Rebecca M. Henderson, PhD	Director	February 22, 2011
Rebecca M. Henderson, PhD

/s/ Barry C. Johnson, PhD	Director	February 22, 2011
Barry C. Johnson, PhD

/s/ Brian P. McKeon	Director	February 22, 2011
Brian P. McKeon

/s/ Joseph V. Vumbacco	Director	February 22, 2011
Joseph V. Vumbacco

/s/ Robert J. Murray	Director	February 22, 2011
Robert J. Murray

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND
CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 22, 2011

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,	December 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$156,915	$106,728
Accounts receivable, net of reserves of $2,828 in 2010 and $2,331 in 2009	120,080	115,107
Inventories, net	127,885	110,425
Deferred income tax assets	26,203	25,188
Other current assets	29,508	18,890
Total current assets	460,591	376,338
Long-Term Assets:
Property and equipment, net	201,725	199,946
Goodwill	149,112	148,705
Intangible assets, net	55,752	63,907
Other long-term assets, net	29,964	19,631
Total long-term assets	436,553	432,189
TOTAL ASSETS	$897,144	$808,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$22,669	$19,133
Accrued liabilities	118,598	104,959
Line of credit	128,999	118,790
Current portion of long-term debt	863	813
Current portion of deferred revenue	13,983	12,610
Total current liabilities	285,112	256,305
Long-Term Liabilities:
Deferred income tax liabilities	18,661	18,283
Long-term debt, net of current portion	3,418	4,281
Long-term deferred revenue, net of current portion	4,627	3,813
Other long-term liabilities	11,045	11,266
Total long-term liabilities	37,751	37,643
Total liabilities	322,863	293,948

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 97,968 and 96,334 shares in 2010 and 2009, respectively	9,797	9,633
Additional paid-in capital	641,645	580,797
Deferred stock units: Outstanding: 118 and 117 units in 2010 and 2009, respectively	4,433	4,301
Retained earnings	965,540	824,256
Accumulated other comprehensive income	13,467	10,341
Treasury stock, at cost: 40,657 and 38,118 shares in 2010 and 2009, respectively	(1,060,647)	(914,759)
Total IDEXX Laboratories’ stockholders’ equity	574,235	514,569
Noncontrolling interest	46	10
Total stockholders’ equity	574,281	514,579
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$897,144	$808,527

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008

Revenue:
Product revenue	$718,107	$687,010	$693,320
Service revenue	385,285	344,623	330,710
Total revenue	1,103,392	1,031,633	1,024,030
Cost of revenue:
Cost of product revenue	285,936	281,043	270,163
Cost of service revenue	238,833	224,309	224,101
Total cost of revenue	524,769	505,352	494,264
Gross profit	578,623	526,281	529,766
Expenses:
Sales and marketing	179,626	167,748	169,956
General and administrative	126,519	117,440	116,681
Research and development	68,597	65,124	70,673
Income from operations	203,881	175,969	172,456
Interest expense	(2,415)	(1,916)	(4,589)
Interest income	663	486	2,320
Income before provisions for income taxes	202,129	174,539	170,187
Provision for income taxes	60,809	52,304	54,018
Net income	141,320	122,235	116,169
Less: Net income attributable to noncontrolling interest	36	10	-
Net income attributable to IDEXX Laboratories, Inc. stockholders	141,284	122,225	116,169
Earnings per share:
Basic	$2.45	$2.08	$1.94
Diluted	$2.37	$2.01	$1.87
Weighted average shares outstanding:
Basic	57,713	58,809	59,953
Diluted	59,559	60,682	62,249

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

						Accumulated		Total IDEXX
	Common Stock		Additional			Other		Laboratories’		Total
	Number of	$0.10	Paid-in	Deferred	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Par Value	Capital	Stock Units	Earnings	Income	Stock	Equity	Interest	Equity
Balance January 1, 2008	94,504	$9,450	$514,254	$2,720	$585,862	$22,705	$(696,668)	$438,323	$-	$438,323

Comprehensive income (loss):
Net income	-	-	-	-	116,169	-	-	116,169	-	116,169
Unrealized loss on investments, net of tax of $275	-	-	-	-	-	(469)	-	(469)	-	(469)
Unrealized net gain on derivative instruments, net of tax of $3,647	-	-	-	-	-	8,118	-	8,118	-	8,118
Translation adjustment	-	-	-	-	-	(24,679)	-	(24,679)	-	(24,679)
Total comprehensive income	-	-	-	-	-	-	-	99,139	-	99,139
Purchase of treasury stock	-	-	-	-	-	-	(133,722)	(133,722)	-	(133,722)
Common stock issued under employee stock options, including excess tax benefit	728	73	20,076	-	-	-	-	20,149	-	20,149
Common stock issued under employee purchase plan, including excess tax benefit	80	8	3,153	-	-	-	-	3,161		3,161
Common stock issued under employee restricted and deferred stock plans	75	8	428	(38)	-	-	-	398	-	398
Issuance of deferred stock units	-	-	-	515	-	-	-	515	-	515
Vesting of deferred stock units	-	-	(450)	450	-	-	-	-	-	-
Share-based compensation cost recognized	-	-	10,231	-	-	-	-	10,231	-	10,231
Balance December 31, 2008	95,387	9,539	547,692	3,647	702,031	5,675	(830,390)	438,194	-	438,194

Comprehensive income (loss):
Net income, attributable to stockholders	-	-	-	-	122,225	-	-	122,225	10	122,235
Unrealized gain on investments, net of tax of $224	-	-	-	-	-	401	-	401	-	401
Unrealized net loss on derivative instruments, net of tax of $4,607	-	-	-	-	-	(10,105)	-	(10,105)	-	(10,105)
Translation adjustment	-	-	-	-	-	14,370	-	14,370	-	14,370
Total comprehensive income								126,891	10	126,901
Purchase of treasury stock	-	-	-	-	-	-	(84,369)	(84,369)	-	(84,369)
Common stock issued under employee stock options, including excess tax benefit	755	75	19,058	-	-	-	-	19,133	-	19,133
Common stock issued under employee purchase plan, including excess tax benefit	88	9	3,277	-	-	-	-	3,286	-	3,286
Common stock issued under employee restricted and deferred stock plans	104	10	(335)	(34)	-	-	-	(359)	-	(359)
Issuance of deferred stock units	-	-	-	418	-	-	-	418	-	418
Vesting of deferred stock units	-	-	(270)	270	-	-	-	-	-	-
Share-based compensation cost recognized	-	-	11,375	-	-	-	-	11,375	-	11,375
Balance December 31, 2009	96,334	$9,633	$580,797	$4,301	$824,256	$10,341	$(914,759)	$514,569	$10	$514,579

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except per share amounts)

						Accumulated		Total IDEXX
	Common Stock		Additional			Other		Laboratories’		Total
	Number of	$0.10	Paid-in	Deferred	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Par Value	Capital	Stock Units	Earnings	Income	Stock	Equity	Interest	Equity
Balance December 31, 2009	96,334	$9,633	$580,797	$4,301	$824,256	$10,341	$(914,759)	$514,569	$10	$514,579

Comprehensive income (loss):
Net income, attributable to stockholders	-	-	-	-	141,284	-	-	141,284	36	141,320
Unrealized gain on investments, net of tax of $108	-	-	-	-	-	176	-	176	-	176
Unrealized net gain on derivative instruments, net of tax of $240	-	-	-	-	-	730	-	730	-	730
Translation adjustment	-	-	-	-	-	2,220	-	2,220	-	2,220
Total comprehensive income								144,410	36	144,446
Purchase of treasury stock	-	-	-	-	-	-	(145,888)	(145,888)	-	(145,888)
Common stock issued under employee stock options, including excess tax benefit	1,411	141	43,501	-	-	-	-	43,642	-	43,642
Common stock issued under employee purchase plan, including excess tax benefit	64	7	3,384	-	-	-	-	3,391	-	3,391
Common stock issued under employee restricted and deferred stock plans	159	16	1,119	(455)	-	-	-	680	-	680
Issuance of deferred stock units	-	-	-	362	-	-	-	362	-	362
Vesting of deferred stock units	-	-	(225)	225	-	-	-	-	-	-
Share-based compensation cost recognized	-	-	13,069	-	-	-	-	13,069	-	13,069
Balance December 31, 2010	97,968	$9,797	$641,645	$4,433	$965,540	$13,467	$(1,060,647)	$574,235	$46	$574,281

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2010	2009	2008

Cash Flows from Operating Activities:
Net income	$141,320	$122,235	$116,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,956	49,773	47,984
Loss on disposal of property and equipment	1,599	2,474	835
Increase (decrease) in deferred compensation liability	290	484	(726)
(Gain) loss on disposition of pharmaceutical product lines and related restructuring	(3,000)	(2,000)	1,479
Write-down of equine digital radiography intangible assets	-	1,511	-
Write-down of marketable securities	-	150	-
Provision for uncollectible accounts	1,575	926	1,180
(Benefit of) provision for deferred income taxes	(908)	3,270	5,634
Share-based compensation expense	13,262	11,623	10,501
Tax benefit from exercises of stock options and vesting of restricted stock units	(18,126)	(5,194)	(6,237)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,914)	(1,155)	(10,266)
Inventories	(19,469)	6,223	(18,468)
Other assets	(13,208)	(7,842)	(3,902)
Accounts payable	3,482	(9,156)	(4,327)
Accrued liabilities	30,604	705	4,257
Deferred revenue	2,370	925	(805)
Net cash provided by operating activities	178,833	174,952	143,308
Cash Flows from Investing Activities:
Purchases of property and equipment	(38,908)	(50,663)	(89,971)
Proceeds from disposition of pharmaceutical product lines	-	3,377	7,025
Proceeds from sale of property and equipment	112	2,079	-
Acquisition of intangible assets	(394)	(500)	(4,758)
Investment in notes receivable and related business	(4,000)	-	-
Acquisitions of businesses, net of cash acquired	-	(7,914)	(3,891)
Net cash used by investing activities	(43,190)	(53,621)	(91,595)
Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facilities, net	10,143	(32,830)	79,550
Payment of other notes payable	(813)	(926)	(595)
Purchases of treasury stock	(143,090)	(83,099)	(132,342)
Proceeds from exercises of stock options and employee stock purchase plans	28,865	16,366	16,360
Tax benefit from exercises of stock options and vesting of restricted stock units	18,126	5,194	6,237
Net cash used by financing activities	(86,769)	(95,295)	(30,790)
Net effect of changes in exchange rates on cash	1,313	1,824	(2,415)
Net increase in cash and cash equivalents	50,187	27,860	18,508
Cash and cash equivalents at beginning of period	106,728	78,868	60,360
Cash and cash equivalents at end of period	$156,915	$106,728	$78,868

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,598	$2,773	$5,076
Income taxes paid	$48,113	$45,731	$49,547

Supplemental Disclosure of Non-Cash Information:
Market value of common shares received from employees in connection with share-based compensation – see Note 18	$2,797	$1,270	$1,380
Receivable on disposition of pharmaceutical product lines	$3,000	$-	$1,377

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      NATURE OF BUSINESS

We develop, manufacture and distribute products and provide services primarily for the veterinary, livestock and poultry, water testing and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our products and services are sold worldwide. During 2010, we operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), tests for the quality and safety of water (“Water”), and diagnostic tests and health-monitoring products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). Prior to the second quarter of 2010, we referred to LPD as our Production Animal Segment. We also operate two smaller operating segments that comprise tests for the quality and safety of milk (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about the Dairy and OPTI Medical operating segments is combined and presented with one of our remaining pharmaceutical product lines and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments.  See Note 15 for additional information regarding our reportable operating segments, products and services, and geographical areas.

NOTE 2.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position, or cash flows.

NOTE 3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to bad debts; goodwill and other intangible assets; income taxes; inventory; investments; revenue recognition, product returns, customer programs and multiple element arrangements; share-based compensation; warranty reserves; fair value measurements and contingencies. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

(b)	Cash and cash equivalents

We consider all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits and money market funds.

As of December 31, 2010 and 2009, our reported cash and cash equivalents balances contained restricted cash in the aggregate of $2.4 million securing various obligations.

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

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the consolidated statement of income. We provide for depreciation and amortization primarily using the straight-line method by charges to income in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

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

We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll and direct fringe benefits and external direct project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and relate primarily to data conversion, the determination of performance requirements and training.

(e)	Goodwill and Other Intangible Assets

We determine the purchase price of acquired businesses and intangible assets based on our assessment of estimated future cash flows attributable to the business enterprise taken as a whole, the strength of the business in the marketplace and the strategic importance of the acquisition to IDEXX. A significant portion of the purchase price for acquired businesses is assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a market value is not readily available, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When material, we utilize independent valuation experts to advise and assist us in allocating the purchase prices for acquired businesses to the fair values of the identified intangible assets and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair values of acquired net assets, including intangible assets.

We provide for amortization generally using the straight-line method by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Patents	7–15 years
Product rights(1)	5–15 years
Customer-related intangible assets(2)	7–15 years
Noncompete agreements	3–9 years

(1)	Product rights comprise certain technologies, licenses and trade names acquired from third parties.
(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.

We assess goodwill for impairment annually in the fourth quarter and whenever events or circumstances indicate impairment may exist. For impairment testing, the fair values of the reporting units that include goodwill are estimated using an income approach by developing forecasts of discounted future cash flows. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. No goodwill impairments were identified as a result of the annual or event-driven reviews during the years ended December 31, 2010, 2009 or 2008.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the assets and compare that value to the carrying value of the assets. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. See Note 9 for further information.

 (f)          Warranty Reserves

We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. As we develop and sell new instruments, our provision for warranty expense increases. Cost of revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customers’ environment and costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data and projections of future costs, revisions to the estimated warranty liability would be required. The liability for warranties is included in accrued liabilities in the accompanying consolidated balance sheets.

Following is a summary of changes in accrued warranty reserve for products sold to customers for the years ended December 31, 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2010	2009

Balance, beginning of year	$3,104	$2,837
Provision for warranty expense	3,113	4,424
Change in estimate, balance beginning of year	(1,298)	(819)
Settlement of warranty liability	(2,723)	(3,338)
Balance, end of year	$2,196	$3,104

(g)	Income Taxes

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

Significant judgment is required in determining our worldwide provision for income taxes and our income tax filings are regularly under audit by tax authorities. Any audit result differing from amounts recorded would increase or decrease income in the period that we determine such adjustment is likely. Interest expense and penalties associated with the underpayment of income taxes are included in income tax expense. See Note 12 for additional information regarding income taxes.

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

(i)           Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:

•
We recognize revenue at the time of shipment to U.S. distributors for substantially all products sold through distributors because title and risk of loss pass to the distributors on delivery to the common carrier. Our distributors do not have the right to return products. We recognize revenue for the remainder of our customers, including distributors outside of the U.S., when the product is delivered to the customer, except as noted below.

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

•
We recognize revenue on practice information management systems sales, where the system includes software that is considered more than incidental to the utility and value of the system, either by allocating the revenue to each element of the sale based on relative fair values of the elements, including post-contract support when fair value for all elements is available, or by use of the residual method when only the fair value of the post-contract support is available. We recognize revenue for the system upon installation and customer acceptance and recognize revenue equal to the fair value of the post-contract support over the support period.

•	Shipping costs reimbursed by the customer are included in revenue.

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of the instruments from the IDEXX VetLab® suite of analyzers or digital radiography systems, combined with one or more of the following products: EMAs; consumables; reference laboratory diagnostic and consulting services; and practice management software. Practice management software is frequently sold with post-contract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Delivery of our IDEXX VetLab® instruments, digital radiography systems, and practice management software generally occurs at the onset of the arrangement. EMAs, consumables, and reference laboratory diagnostic and consulting services typically are delivered over future periods, generally one to five years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

When arrangements outside of the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition have been met for each element. We establish the selling price of each element based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When arrangements outside of the scope of software revenue recognition guidance include a separately-priced EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement to the extent the separately stated price is substantive. If there is no stated contractual price for an EMA, or the separately stated price is not substantive, we recognize revenue according to the MEA policy stated above.

When arrangements within the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on relative fair value when VSOE exists for all elements or by using the residual method when there is VSOE for the undelivered elements but no such evidence for the delivered elements. Under the residual method, the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. Revenue is recognized on any delivered elements when the four criteria for revenue recognition have been met for each element. If VSOE does not exist for the undelivered element, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered. We generally determine fair value based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements.

Certain arrangements with customers include discounts on future sales of products and services. When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement. If the future discount is significant and incremental, we recognize that discount as an element of the original arrangement and allocate the discount to the elements of the arrangement based on relative selling price.

Customer programs. We record estimated reductions to revenue in connection with customer marketing programs and incentive offerings that may give customers credits, award IDEXX points (under customer reward programs), or provide other incentives. Award points granted under our IDEXX points programs may be applied to trade receivables owed to us and/or toward future purchases of our products or services. We establish accruals for estimated revenue reductions attributable to customer programs and incentive offerings for each program. Revenue reductions are recorded quarterly based on issuance of credits, points earned but not yet issued, and estimates of credits and IDEXX points to be earned in the future based on applicable product inventories held by distributors and customers at the end of the quarter. In our analysis we utilize data supplied from distributors and collected directly from customers, which includes the volume of qualifying products purchased as well as price paid per clinic (“practice-level sales data”) and the number of qualifying tests run as reported to us by our customers via IDEXX SmartServiceTM connectivity. As IDEXX points are redeemed we recognize the benefit of points expected to expire, or breakage, using historical forfeiture rates. On November 30 of each year, unused points granted before January 1 of the prior year expire and any variance from the breakage estimate is accounted for as a change in estimate.

Through the third quarter of 2010, our two most significant customer programs were Practice Developer® and SNAP® up the SavingsTM (“SUTS”). Effective October 1, 2010, we discontinued our Practice Developer® program and launched our Real-Time CareTM Protocols and Advanced Lab Protocols customer programs. These customer programs are offered only to North American CAG customers.

Our Practice Developer® program was a CAG awards program that permitted customers to earn IDEXX points by purchasing quarterly minimums in certain product and service categories. SUTS is our volume incentive program for selected SNAP® tests that provides customers with benefits in the form of (1) discounts off invoice at the time of purchase and (2) award points based on total purchase volume of qualified SNAP® products during the given quarter. The Real-Time CareTM Protocols and Advanced Lab Protocols customer programs permit IDEXX customers to earn award points by running or ordering certain qualifying tests. Revenue reductions recognized in 2010 related to the Real-Time CareTM Protocols and Advanced Lab Protocols programs were not material.

In addition, we sometimes offer incentives to customers that enter into agreements with us to purchase products or services in future periods. Incentives may be in the form of cash or IDEXX points and are granted to the customer at the inception of the agreement. These types of incentives are considered to be customer acquisition costs and are capitalized and recognized as a reduction of revenue over the term of the customer agreement.

Doubtful accounts receivable. We recognize revenue only in those situations where collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to customers.

(j)           Research and Development Costs

Research and development costs, which consist of salaries, employee benefits, materials and consulting costs, are expensed as incurred. We evaluate our software research and development costs for capitalization after the technological feasibility of software and products containing software has been established. No costs were capitalized during the years ended December 31, 2010, 2009 or 2008.

(k)          Advertising Costs

Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $1.7 million, $1.1 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(l)           Share-Based Compensation

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

Our share-based employee compensation programs allow for the grant of a mix of restricted stock units and stock options, along with employee stock purchase rights. In addition, our Director Deferred Compensation Plan and our Executive Deferred Compensation Plan allow for the grant of deferred stock units, which may or may not have vesting conditions depending on the plan under which these deferred stock units were issued and the nature of the award. See Note 5 for additional information. There were no modifications to the terms of outstanding options, restricted stock units or deferred stock units during 2010, 2009 or 2008.

We issue shares of common stock to satisfy option and employee stock purchase right exercises and to settle restricted stock units and deferred stock units.

(m)	Foreign Currency Translation

The functional currency of most of our subsidiaries is their local currency. Assets and liabilities of these foreign subsidiaries are translated using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using the exchange rate at the date which those elements are recognized and where it is impractical to do so, an average exchange rate in effect during the period is used to translate those elements. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income. For one of our subsidiaries located in the Netherlands, the functional currency is the U.S. Dollar. Monetary assets and liabilities denominated in a currency other than a subsidiary’s respective functional currency are remeasured using the exchange rate in effect at the balance sheet date (“remeasurement”); revenues and expenses are recorded at the current exchange rate when the transaction is recognized. Exchange gains and losses arising from remeasurement are included in operating expenses. Included in general and administrative expenses is an aggregate foreign exchange currency transaction and remeasurement loss of $1.0 million for the year ended December 31, 2010 and aggregate gains of $0.5 million and $0.1 million for the years ended December 31, 2009 and 2008, respectively.

(n)          Derivative Instruments and Hedging

We recognize all derivatives, including forward currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value. See Note 17 for additional information.

(o)          Disclosure of Fair Value of Financial Instruments and Concentration of Risk

Financial instruments consist mainly of cash and cash equivalents, investments, accounts receivable, derivative instruments, interest rate swap agreements, accounts payable, lines of credit, and notes payable. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, investments and accounts receivable. To mitigate such risk, we place our cash in highly-rated financial institutions, non-interest bearing accounts that are fully insured by the U.S. government and money market funds invested in government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited. We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers in any particular industry or geographic area. The carrying amounts of our financial instruments, other than long-term debt, approximate fair market value because of the short maturity of those instruments. The carrying amount of our long-term debt approximates fair market value based on current market prices for similar debt issues with similar remaining maturities. See Note 11 for a discussion of interest rate risk regarding our unsecured short-term revolving credit facility (“Credit Facility”) and Note 17 for a discussion of our derivative instruments and hedging activities.

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

(p)          Comprehensive Income

We report all changes in equity during a period, resulting from net income and transactions or other events and circumstances from non-owner sources, in a financial statement for the period in which they are recognized. We have chosen to disclose comprehensive income, which encompasses net income, foreign currency translation adjustments and the difference between the cost and the fair market value of investments in debt and equity securities, forward currency exchange contracts and interest rate swap agreements, in the consolidated statement of stockholders’ equity. We consider the foreign currency cumulative translation adjustment to be permanently invested and, therefore, have not provided income taxes on those amounts.

Accumulated other comprehensive income consisted of the following as of December 31, 2010 and 2009, respectively (in thousands):

	December 31,
	2010	2009

Unrealized loss on investments, net of tax	$(179)	$(355)
Derivative Instruments:
Unrealized loss on forward currency exchange contracts, net of tax	(1,544)	(2,913)
Unrealized loss on interest rate swap agreements, net of tax	(1,013)	(375)
Cumulative translation adjustment	16,203	13,984
	$13,467	$10,341

(q)          Recent Accounting Pronouncements

On January 1, 2010, we adopted amendments to authoritative literature that modify the revenue recognition guidance for establishing separate units of accounting in a MEA and requires the allocation of arrangement consideration to each deliverable in the arrangement based on relative selling price of the elements. The selling price for each deliverable is based on VSOE if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. The authoritative literature permits prospective or retrospective adoption, and we elected prospective adoption. The impact of adopting this accounting standard on our financial position, results of operations and cash flows was not significant.

On January 1, 2010, we adopted amendments to authoritative literature that modify the revenue recognition guidance for the sale of tangible products that contain software that is more than incidental to the functionality of the product as a whole. More specifically, the revised accounting guidance indicates that when a product has tangible and software components that function together to deliver the essential functionality of the product as a whole, that product should be excluded from the scope of software revenue accounting guidance, as opposed to the previous accounting guidance where such a product would be subject to the rules detailed in the software revenue guidance. The authoritative literature permits prospective or retrospective adoption, and we elected prospective adoption. Certain sales of our instruments are subject to these amendments. The impact of adopting this accounting standard on our financial position, results of operations and cash flows was not significant.

NOTE 4.        ACQUISITION OF BUSINESSES AND OTHER ASSETS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range or expanding our existing product lines.

In November 2010, we participated in an investment in a company that owns and operates veterinary hospitals, primarily in the eastern United States. This entity has a strategic plan that involves the continued acquisition of veterinary hospitals and margin expansion at existing and newly acquired hospitals by leveraging centralized resources, standardized processes, technology, economies of scale and best practice medical care to deliver superior customer service. We plan to leverage this relationship to further support, understand and develop the value proposition we offer to veterinary hospitals with the breadth and complementary nature of our product and service offerings within our CAG segment. While the financial terms of this investment are attractive, we do not intend, with this investment, to move into veterinary hospital ownership as a growth strategy.

In exchange for our cash investment of $4.0 million in this company, we received a $2.7 million promissory note bearing interest at 14.5%, maturing in November 2016, and a $1.3 million note bearing interest at 15.0%, maturing in November 2017. The terms of this agreement allow for the addition of interest to the outstanding principal balance under certain conditions. In addition, we received common stock warrants which were exercised without any further consideration on the closing date of the transaction, resulting in a 10% equity interest in the company. The value assigned to the warrants was $0.3 million resulting in a corresponding $0.3 million original issue discount on the note. This equity investment has been accounted for under the equity method of accounting. Related party transactions with this equity investment were not material during the year ended December 31, 2010.

We paid $8.4 million to acquire businesses and certain intangible assets unrelated to acquired businesses during the year ended December 31, 2009. In relation to these acquisitions, we recognized tangible assets of $1.0 million and assumed liabilities of $0.5 million.

In 2009, we acquired substantially all of the assets and assumed certain liabilities of VDIC, Inc. (“VDIC”). VDIC is located in Oregon and is a global provider of telemedicine and cytopathology services and also provides imaging and therapy procedures on a referral basis for clients within the Oregon area. In 2009, we also acquired certain assets of Pet Detect. Pet Detect engages in the marketing, distribution and sale of temporary pet identification systems based on tear- and humidity-resistant printable pet collars. The main application for these collars is in veterinary practices with boarding and overnight stay facilities, as well as in kennels. These acquisitions were accounted for as business combinations. In connection with these acquisitions, we acquired software with a fair value of $2.5 million, which was recorded to property and equipment and assigned a useful life of 7 years; amortizable intangible assets of $2.6 million; and goodwill of $2.3 million. The amortizable intangible assets consisted of customer-related intangible assets of $1.6 million, product rights of $0.7 million, and other intangible assets of $0.3 million, all of which were assigned to the CAG segment, with weighted amortization periods of 12 years, 7 years and 5 years, respectively. Additionally, we recognized an amortizable intangible asset for product rights of $0.5 million, which was assigned to the LPD segment. The goodwill recognized (all of which is expected to be tax deductible) was assigned to the CAG segment.

We paid $6.8 million to acquire a business and certain intangible assets unrelated to the acquired business during the year ended December 31, 2008. In relation to these acquisitions, we recognized liabilities of $0.3 million, of which $0.1 million was paid in 2008. In addition, we agreed to pay up to $7.5 million in cash in the future upon achievement of certain revenue and other milestones, which will be accrued and recorded as additional intangible assets if and when we determine that it is probable that the milestones will be achieved.

In 2008, we acquired substantially all of the assets and assumed certain liabilities of VetLab Laboratorio Veterinario de Referencia, S.L. (“VetLab S.L.”). With operations in Barcelona, Spain, VetLab S.L. is a provider of reference laboratory testing services to veterinarians. In 2008, we also acquired certain intellectual property and distribution rights associated with a diagnostic test product. We also made purchase price payments of $1.7 million related to the achievement of milestones realized by certain businesses acquired in prior years, of which $1.5 million was previously accrued. In connection with these acquisitions, we recognized amortizable intangible assets of $6.4 million and goodwill of $0.4 million. The amortizable intangible assets consisted of customer-related intangible assets of $1.4 million, product rights of $4.8 million, and other intangible assets of $0.2 million, all of which were assigned to the CAG segment, with weighted amortization periods of 15 years, 10 years and 3 years, respectively. The goodwill recognized (all of which is expected to be tax deductible) was assigned to the CAG segment.

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

NOTE 5.      SHARE-BASED COMPENSATION

Selected financial impacts of share-based compensation, excluding the impact of deferred stock units issued under our Director Deferred Compensation Plan or our Executive Deferred Compensation Plan that do not have vesting conditions (which are described below), are presented in the table below (in thousands, except per share amounts):

	For the Years Ended December 31,
	2010	2009	2008

Share-based compensation expense included in cost of revenue	$1,290	$1,280	$1,120
Share-based compensation expense included in operating expenses	11,779	10,095	9,111
Total share-based compensation expense	13,069	11,375	10,231
Income tax benefit in net income for share-based compensation expense	(3,902)	(3,367)	(2,835)
Income tax benefit in net income for employees’ disqualifying dispositions of shares acquired through the exercise of stock options and employee stock purchase rights	(695)	(460)	(415)
Total income tax benefit	(4,597)	(3,827)	(3,250)
Net impact of share-based compensation on net income	$8,472	$7,548	$6,981

Expense for deferred stock units that do not have vesting conditions issued under our Director Deferred Compensation Plan of $0.2 million, $0.2 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, has been excluded from share-based compensation in the table above as it relates to deferred stock units granted in lieu of cash compensation.

Additionally, share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate employee termination behavior and to evaluate whether particular groups of employees have significantly different forfeiture behaviors.

Share-based compensation costs are classified in cost of revenue and operating expenses consistent with the classification of cash compensation paid to the employees receiving such share-based compensation. Capitalized share-based employee compensation cost was $0.4 million at December 31, 2010, 2009 and 2008, which was included in inventory on the consolidated balance sheets.

The following table represents cash proceeds from employees’ exercise of stock options and employee stock purchase rights and the reduction of income taxes payable due to employees’ share-based compensation tax events (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Cash proceeds from employee stock purchases and options exercised under all share-based payment arrangements	$28,865	$16,366	$16,360

Reduction of income taxes payable due to employee’s share-based compensation tax	$22,784	$7,971	$9,037

The fair value of options, restricted stock units, deferred stock units with vesting conditions, and employee stock purchase rights awarded during the years ended December 31, 2010, 2009 and 2008 totaled $16.0 million, $16.0 million and $18.7 million, respectively. The total unrecognized compensation expense for unvested awards outstanding at December 31, 2010 was $27.1 million, net of approximately $8.8 million related to actual and estimated forfeitures. The weighted average remaining expense recognition period is approximately 1.6 years.

Stock Incentive Plan

During 2009, our board of directors and our stockholders approved the 2009 Stock Incentive Plan, as amended (the “2009 Stock Plan”) pursuant to which our employees and directors may receive various types of share-based incentives, including stock options, restricted stock units, stock appreciation rights and deferred stock units. Any shares that are subject to awards of options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are subject to other awards, such as restricted stock units, will be counted against the share limit as 2.0 shares for every share granted. If any options granted under our prior plans, including the 1991 Stock Option Plan, the 1998 Stock Incentive Plan, the 2000 Director Option Plan, or the 2003 Stock Plan terminate, expire or are forfeited without having been exercised in full, the shares subject to such unexercised options are available for issuance under the 2009 Stock Plan. Options granted under the 2009 Stock Plan and prior plans may not be granted at an exercise price less than the fair market value of the common stock on the date granted (or less than 110% of the fair market value in the case of incentive stock options granted to holders of more than 10% of our Common Stock). Options may not be granted for a term of more than seven years. The vesting schedule of all options granted under the 2009 Stock Plan is determined by the compensation committee of our board of directors at the time of grant. At December 31, 2010, a remaining total of 3,616,000 shares of common stock was authorized by our shareholders and available for future grants of share-based compensation.

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

The use of the Black-Scholes-Merton option-pricing model, the general methods employed to develop the above described option valuation assumptions and the vesting conditions of option awards are consistent with prior periods. Prior to January 2008, we elected to use the simplified method, which is based on vesting and contractual terms, to develop the expected term assumption for option awards. Beginning in January 2008, we have derived the expected term assumption for options based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise.

We determine the assumptions used in the valuation of option awards as of the date of grant. Differences in the stock price volatility, terms of options granted to different segments of recipients or risk-free interest rates may necessitate distinct valuation assumptions at those grant dates. As such, we may use different assumptions for options granted throughout the year. The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Years Ended December 31,
	2010	2009	2008

Expected stock price volatility	31%	31%	25%
Expected term, in years	4.9	4.8	4.9
Risk-free interest rate	2.3%	1.6%	2.6%

Weighted average fair value of options granted	$16.56	$9.97	$14.63

A summary of the status of options granted under our share-based compensation plans at December 31, 2010, and changes during the year then ended, are presented in the table below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2009	4,789	$27.12
Granted	436	53.51
Exercised	(1,411)	18.05
Forfeited	(56)	45.06
Expired	(4)	25.46
Outstanding at December 31, 2010	3,754	$33.34	3.5	$134,713

Fully vested at December 31, 2010	2,509	$27.00	2.8	$105,934

Fully vested and expected to vest, at December 31, 2010	3,667	$33.02	3.5	$132,739

Intrinsic value represents the amount by which the market price of the common stock exceeded the exercise price of the options, before applicable income taxes. During the years ended December 31, 2010, 2009 and 2008 the total intrinsic value of stock options exercised was $60.1 million, $22.1 million and $25.4 million, respectively.

The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $8.4 million, $9.8 million and $11.3 million, respectively.

Employee Stock Purchase Plan

In 1997, our board of directors approved the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 1,240,000 shares of Common Stock in periodic offerings. Under the plan, stock is sold at 85% of the closing price of the stock on the last day of each quarter. The fair value of purchase rights under the program equals the 15% discount from the market price at the exercise date, which is the last day of the subscription period.

The following summarizes information about purchase rights issued under the employee stock purchase plan (in thousands, except per share amounts):

	For the Year Ended December 31,
	2010	2009	2008

Number of purchase rights issued	64	89	80
Weighted average fair value per purchase right issued	$9.29	$6.54	$7.02

Restricted and Other Deferred Stock Units With Vesting Conditions

Restricted stock unit awards to employees either vest ratably over five years on each anniversary of the date of grant, or on the third anniversary of the date of grant, depending on the employee group receiving the award. Vesting is conditioned on continuous service. Restricted stock units are converted to an equivalent number of shares of common stock upon vesting. Upon any change in control of the company, 25% of the unvested restricted stock units then outstanding under the 2009 Stock Incentive Plan will vest, provided, however, that if the acquiring entity does not assume the restricted stock units, then all such units will vest immediately prior to the change in control. Deferred stock units with vesting conditions awarded to non-employee directors under the Director Deferred Compensation Plan vest fully on the first anniversary of the date of grant. All deferred stock units issued prior to December 31, 2010 will be exchanged for an equivalent number of shares of common stock one year following the director’s resignation or retirement, except upon a change in control or certain other limited circumstances. With respect to deferred stock units awarded on or after January 1, 2011, a director may elect to exchange such deferred stock units for an equivalent number of shares of common stock either (i) one year following the director’s resignation or retirement, or (ii) in a lump sum on another single non-discriminatory and objectively determinable date or in four equal annual installments commencing on that date.

The fair values of restricted and deferred stock units with vesting conditions are based on the closing sale price of the common stock on the date of grant. The weighted average fair value per unit of restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 was $53.46, $34.87 and $55.70, respectively. The weighted average fair value per unit of deferred stock units with vesting conditions granted during the years ended December 31, 2010, 2009 and 2008 was $54.59, $34.37 and $56.95, respectively.

A summary of the status of restricted and deferred stock units with vesting conditions granted under our share-based compensation plans at December 31, 2010, and changes during the period then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant- Date Fair Value

Unvested at December 31, 2009	555	$41.70
Granted	152	$53.48
Vested	(153)	$41.93
Forfeited	(43)	$43.95
Unvested at December 31, 2010	511	$44.94

Fully vested at December 31, 2010	31	$41.09

Fully vested and expected to vest, at December 31, 2010	477	$44.60

The total fair value of restricted and deferred stock units vested during the years ended December 31, 2010, 2009 and 2008 was $7.9 million, $6.0 million and $3.7 million, respectively.

Deferred Stock Units With No Vesting Conditions

Under our Director Deferred Compensation Plan, non-employee directors also may defer a portion of their cash fees in the form of vested deferred stock units, each of which represents the right to receive one unissued share of our common stock. Directors receive a number of deferred stock units equal to the amount of cash fees deferred divided by the closing sale price of the common stock on the date of deferral. Under our Executive Deferred Compensation Plan (the “Executive Plan”), certain members of our management may elect to defer a portion of their cash compensation in deferred stock units. These deferred stock units will be exchanged for a fixed number of shares of common stock, subject to the limitations of the Executive Plan and applicable law. Officers and, with respect to fully vested deferred stock units issued prior to January 1, 2011, directors may not receive shares of common stock in settlement of deferred stock units earlier than one year following their termination of employment, resignation or retirement from the board, as applicable. Directors may receive shares of common stock in settlement of fully vested deferred stock units issued on or after January 1, 2011 either (i) one year following the director’s resignation or retirement, or (ii) in a lump sum on another single non-discriminatory and objectively determinable date or in four equal annual installments commencing on that date.

During the years ended December 31, 2010, 2009 and 2008, the Company issued approximately 6,500, 11,000 and 10,000 deferred stock units valued at $0.4 million, $0.4 million and $0.5 million, respectively.

During the year ended December 31, 2010, approximately 7,500 shares of common stock were issued to settle deferred stock units.

NOTE 6.        INVENTORY

Inventories include material, labor and overhead, and are stated at the lower of approximate cost, determined using the first-in, first-out method, or market. The components of inventories are as follows (in thousands):

	December 31,
	2010	2009
Raw materials	$26,758	$28,426
Work-in-process	13,790	17,761
Finished goods	87,337	64,238
	$127,885	$110,425
.
NOTE 7.        PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2010	2009

Land and improvements	$7,446	$7,389
Buildings and improvements	109,090	101,725
Leasehold improvements	20,080	18,515
Machinery and equipment	110,406	103,072
Office furniture and equipment	26,806	24,866
Computer hardware and software	81,971	66,979
Construction in progress	20,826	24,046
	376,625	346,592
Less accumulated depreciation and amortization	174,900	146,646
Total property and equipment, net	$201,725	$199,946

Depreciation expense of property and equipment was $35.1 million, $39.2 million, and $37.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2007, we began the renovation and expansion of our primary facility in Westbrook, Maine, which is expected to be completed in February 2012. We have capitalized $6.9 million related to this project during the year ended December 31, 2010 and $72.3 million since the project’s inception.

During the years ended December 31, 2010 and 2009, we capitalized $7.8 million and $10.6 million, respectively, related to computer software developed for internal use.

NOTE 8.       OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	December 31,
Description	2010	2009

Deferred tax assets, net	$630	$1,017
Cost of rental instruments sold under recourse, net	2,644	1,665
Investment in long-term product supply arrangements	12,120	11,320
Notes receivable	3,742	-
Customer acquisition costs, net	5,470	1,343
Other assets	5,358	4,286
	$29,964	$19,631

The notes receivable represents our November 2010 investment in a company that owns and operates veterinary hospitals. See Note 4 for additional information regarding this investment.

NOTE 9.        INTANGIBLE ASSETS AND GOODWILL

Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2010		December 31, 2009
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Patents	$9,377	$5,825	$9,446	$4,885
Product rights (1)	31,641	17,974	30,334	14,505
Customer-related intangible assets (2)	58,941	21,655	58,544	17,147
Noncompete agreements	5,949	4,702	6,127	4,007
	$105,908	$50,156	$104,451	$40,544

(1)	Product rights comprise certain technologies, licenses and trade names acquired from third parties.
(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.

Amortization expense of intangible assets was $9.0 million, $9.4 million and $10.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We recognized $0.4 million of amortizable intangible assets during the year ended December 31, 2010. See Note 4 for a discussion of amortizable intangible assets recognized during the year ended December 31, 2009.

During 2009, we recognized an impairment charge of $1.5 million reflected within general and administrative expenses to write off an acquired intangible asset, classified as a product right, associated with our equine digital radiography business, which is part of our CAG segment. Based on changes in estimated future demand and market conditions, we determined that we would not fully realize our investment and, therefore, fully expensed this asset.

The remaining change in the cost of intangible assets other than goodwill during the years ended December 31, 2010 and 2009 resulted primarily from changes in foreign currency exchange rates.

The aggregate amortization expense associated with intangible assets owned at December 31, 2010 is estimated to be as follows for each of the next five years and thereafter (in thousands):

Amortization Expense

2011	$8,485
2012	8,177
2013	7,292
2014	6,483
2015	6,109
Thereafter	19,206
$55,752

Goodwill consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009

Companion animal group segment	$118,131	$117,955
Water segment	13,648	14,002
Livestock and poultry diagnostics segment	10,802	10,217
Other segment	6,531	6,531
	$149,112	$148,705

The change in the cost of goodwill during the year ended December 31, 2010 resulted from changes in foreign currency exchange rates. As discussed in Note 4, during the year ended December 31, 2009 we recognized goodwill of $2.3 million related to business acquisitions, which was assigned to the CAG segment. The remaining changes in cost of goodwill during the year ended December 31, 2009 resulted primarily from changes in foreign currency exchange rates.

NOTE 10.      ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2010	2009

Accrued expenses	$36,150	$33,094
Accrued employee compensation and related expenses	47,914	44,497
Accrued taxes	12,320	9,980
Accrued customer programs	22,214	17,388
	$118,598	$104,959

NOTE 11.      DEBT

At December 31, 2010 and 2009, we had $129.0 million and $118.8 million, respectively, outstanding under our Credit Facility with weighted average interest rates of 1.9% and 0.8%, respectively. Of the total amount outstanding at December 31, 2010 and 2009, $2.0 million and $4.8 million, respectively, was borrowed by our Canadian subsidiary and denominated in Canadian dollars. Though the Credit Facility does not mature until March 30, 2012, the entire balance due is shown in the current liabilities section in the accompanying consolidated balance sheets because the Credit Facility agreement contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the debt holder of such an event. Our availability under the Credit Facility was further reduced at December 31, 2010 and 2009 by $1.0 million for a letter of credit issued related to our workers’ compensation policy covering claims for the years ended December 31, 2010 and 2009. Applicable interest rates on borrowings under the Credit Facility generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”), dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.08% to 0.20%, dependent on our leverage ratio, on any unused commitment. The Credit Facility agreement contains financial and other affirmative and negative covenants, as well as customary events of default, that would allow any amounts outstanding under the Credit Facility to be accelerated, or restrict our ability to borrow thereunder, in the event of noncompliance. One of our financial covenants requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At December 31, 2010, we were in compliance with the covenants of the Credit Facility.

In 2009, we entered into two forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations. Under these agreements, beginning on March 31, 2010 the variable interest rate associated with $80 million of borrowings outstanding under the Credit Facility became effectively fixed at 2% plus the Credit Spread through March 30, 2012. See Note 17 for a discussion of our derivative instruments and hedging activities.

In 2006, we acquired our facility located in Westbrook, Maine and assumed the related mortgage that had a face value of $6.5 million and stated interest rate of 9.875%. We recorded the mortgage at a fair market value of $7.5 million, based on the effective market interest rate at that time. The mortgage is payable in equal monthly installments of approximately $0.1 million through May 1, 2015. Annual principal payments on long-term debt at December 31, 2010 are as follows (in thousands):

Years Ending December 31,	Amount

2011	$863
2012	917
2013	1,107
2014	1,035
2015	359
$4,281

NOTE 12.      INCOME TAXES

Earnings before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Domestic	$151,660	$124,974	$123,632
International	50,469	49,565	46,555
	$202,129	$174,539	$170,187

The provision (benefit) for income taxes comprised the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Current
Federal	$44,833	$34,043	$33,276
State	5,079	3,984	3,839
International	11,805	11,007	11,269
	61,717	49,034	48,384

Deferred
Federal	958	4,876	9,365
State	(230)	(107)	540
International	(1,636)	(1,499)	(4,271)
	(908)	3,270	5,634
	$60,809	$52,304	$54,018

The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2010	2009	2008

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.4	1.4	1.8
International income taxes	(3.6)	(4.5)	(5.5)
Domestic manufacturing exclusions	(1.6)	(0.9)	(0.7)
Research and experiment credit	(1.2)	(1.1)	(1.2)
Pharmaceutical non-deductible goodwill write-off	-	-	1.5
Other, net	0.1	0.1	0.8
Effective tax rate	30.1%	30.0%	31.7%

Our effective income tax rate was 30.1% for the year ended December 31, 2010 and 30.0% for the year ended December 31, 2009. The slight increase in the tax rate is due primarily to an increase in earnings taxed at domestic rates that are higher than international rates, partly offset by tax benefits related to U.S. manufacturing activities that were fully phased in effective January 1, 2010.

Our effective income tax rate was 30.0% for the year ended December 31, 2009 and 31.7% for the year ended December 31, 2008. The decrease in the tax rate is due primarily to the recognition of tax benefits resulting from the expiration of certain statutes of limitations, settlement of an audit in an international tax jurisdiction and the write-off of non-deductible goodwill related to the pharmaceutical product lines sold in the fourth quarter of 2008.  These benefits were partly offset by a reduction in international deferred tax liabilities in 2008 due to a change in the statutory tax rates for a jurisdiction in which we operate. The approximate $1.5 million benefit in connection with the 2008 sale of our pharmaceutical product lines reduced our effective income tax rate for the year ended December 31, 2008 by 0.9 percentage points.

We benefit from tax holidays in The Netherlands and Switzerland, which are set to expire December 31, 2015.  As a result of the tax holidays, our net income was higher by $3.9 million for each of the years ended December 31, 2010 and 2009 and higher by $3.5 million for the year ended December 31, 2008.

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term

Assets:
Accrued expenses	$18,820	$-	$15,600	$-
Accounts receivable reserves	702	-	647	-
Deferred revenue	804	1,059	1,865	168
Inventory basis differences	3,415	-	4,465	-
Property-based differences	-	1,228	-	1,258
Share-based compensation	2,041	6,298	1,789	5,461
Other	296	13	535	126
Net operating loss carryforwards	731	4,720	20	5,352
Unrealized losses on foreign exchange contracts and investments	609	-	299	-
Total assets	27,418	13,318	25,220	12,365
Valuation allowance	(281)	(4,323)	(514)	(4,617)
Total assets, net of valuation allowance	27,137	8,995	24,706	7,748

Liabilities:
Cost of rental instruments sold under recourse	-	(526)	-	(287)
Property-based differences	-	(13,776)	-	(10,723)
Intangible asset basis differences	-	(13,035)	-	(12,891)
Other	(168)	(21)	(163)	(371)
Total liabilities	(168)	(27,358)	(163)	(24,272)
Net deferred tax assets (liabilities)	$26,969	(18,363)	$24,543	$(16,524)

We utilize a comprehensive model for the recognition, measurement, and financial statement disclosure of uncertain tax positions. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes. We classify certain uncertain tax positions as long-term liabilities.

The total amount of unrecognized tax benefits at December 31, 2010 and December 31, 2009 was $5.0 million and $5.4 million, respectively. Of the total unrecognized tax benefits at December 31, 2010 and 2009, $4.5 million and $4.7 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate. The ultimate deductibility of the remaining unrecognized tax positions is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently undergoing tax examinations by various state tax authorities and we anticipate that these examinations will be concluded within the next year. We are no longer subject to U.S. federal examinations for tax years before 2007. With few exceptions, we are no longer subject to income tax examinations in any state and local, or international jurisdictions in which we conduct significant taxable activities for years before 2003.

We recognize accrued estimated interest expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2010, 2009 and 2008, we recorded interest expense and penalties of $0.3 million, $0.3 million and $0.4 million, respectively, in our consolidated statement of income. At December 31, 2010 and 2009, we had $0.6 million and $0.6 million of estimated interest expense and penalties accrued in our consolidated balance sheet.

The following table summarizes the changes in unrecognized tax benefits during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Total amounts of unrecognized tax benefits, beginning of period	$5,429	$5,850	$5,086
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	-	-	-
Gross increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,143	1,120	1,447
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	-	(513)	-
Decreases in unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(1,425)	(1,141)	(345)
Net effect of foreign currency translation	(171)	113	(338)
Total amounts of unrecognized tax benefits, end of period	$4,976	$5,429	$5,850

In 2011, it is reasonably possible that we could recognize up to $1.1 million of income tax benefits that have not been recognized at December 31, 2010. The income tax benefits are primarily due to the lapse in the statutes of limitations for various U.S. and international tax jurisdictions.

At December 31, 2010, we had net operating loss carryforwards in certain state and international jurisdictions of approximately $48.3 million available to offset future taxable income. Most of these net operating loss carryforwards will expire at various dates through 2018 and the remainder have indefinite lives. We have recorded a valuation allowance of $4.6 million against certain deferred tax assets related to net operating loss carryforwards, as it is more likely that not that they will not be utilized within the carryforward period.

We consider the majority of the  operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States. The cumulative earnings of these subsidiaries were $232.5 million at December 31, 2010. No provision has been made for United States federal and state, or international taxes that may result from future remittances of these undistributed earnings of non-United States subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. For the operating earnings not considered to be indefinitely invested outside the United States, we have accrued taxes on a current basis.

NOTE 13.      EARNINGS PER SHARE

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Shares outstanding for basic earnings per share:
Weighted average shares outstanding	57,591	58,695	59,855
Weighted average vested deferred stock units outstanding	122	114	98
	57,713	58,809	59,953

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	57,713	58,809	59,953
Dilutive effect of options issued	1,645	1,724	2,198
Dilutive effect of restricted stock units issued	199	142	93
Dilutive effect of unvested deferred stock units issued	2	7	5
	59,559	60,682	62,249

Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 5 for additional information regarding deferred stock units.

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units (in thousands, except per share amounts):

	For the Years Ended December 31,
	2010	2009	2008

Weighted average number of shares underlying anti-dilutive options	501	878	833
Weighted average exercise price per underlying share of anti-dilutive options	$54.53	$49.40	$50.10

Weighted average number of shares underlying anti-dilutive restricted stock units	-	2	134

The following table presents additional information concerning the exercise prices of vested and unvested options outstanding at the end of the period (in thousands, except per share amounts):

	December 31,
	2010	2009

Closing price per share of our common stock	$69.22	$53.45

Number of shares underlying outstanding options with exercise prices below the closing price	3,754	4,427
Number of shares underlying outstanding options with exercise prices equal to or above the closing price	-	362
Total number of shares underlying outstanding options	3,754	4,789

NOTE 14.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

We lease multiple facilities under operating leases with various expiration dates through 2023. In addition, we are responsible for the real estate taxes and operating expenses related to these facilities. We also have lease commitments for automobiles and office equipment. Rent expense charged to operations under operating leases was approximately $14.3 million, $14.7 million and $14.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Minimum annual rental payments under these agreements are estimated as follows (in thousands):

Years Ending December 31,	Amount

2011	$13,777
2012	12,424
2013	10,312
2014	7,449
2015	6,170
Thereafter	26,819
$76,951

We have various minimum royalty payments due through 2027 of $6.7 million.

We have commitments outstanding for additional purchase price payments of up to $7.6 million in connection with the acquisitions of businesses and intangible assets that occurred prior to the January 1, 2009 revisions to the accounting principles and requirements for business combinations. All of these commitments are contingent upon the achievement by certain acquired businesses of specified milestones. Of the total outstanding commitments of $7.6 million, $0.1 million has been accrued for at December 31, 2010.

Contingencies

We are subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. However, our actual losses with respect to these contingencies could exceed our accruals.

Under our workers’ compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident and $2.7 million, $2.7 million, and $3.2 million for 2010, 2009 and 2008, respectively, in aggregate claim liability. The insurance company provides insurance for claims above the individual occurrence and aggregate limits. We estimate claim liability based on claims incurred and the estimated ultimate cost to settle the claims. Based on this analysis, we have recognized cumulative expenses of $0.9 million, $0.5 million, and $0.8 million for claims incurred during the years ended December 31, 2010, 2009 and 2008, respectively. Claims incurred during the years ended December 31, 2010 and 2009 are relatively undeveloped and significant additional healthcare and wage indemnification costs could arise from those claims. Our liability for claims incurred during the years ended December 31, 2010 and 2009 could exceed our estimates and we could be liable for up to $1.8 million and $1.4 million, respectively, in excess of the expense we have recognized. For the six years ended on or prior to December 31, 2008, based on our retained claim liability per incident and our aggregate claim liability, our maximum liability at December 31, 2010 is $0.8 million in excess of the amounts deemed probable and previously recognized. In connection with these policies, we have outstanding letters of credit totaling $1.8 million to the insurance companies as security for these claims.

Under our current employee health care insurance policy for U.S. employees, we retain claims liability risk up to $250,000 per incident per year. We estimate our liability for the uninsured portion of employee health care obligations that have been incurred but not reported based on individual coverage, our claims experience, and the average time from when a claim is incurred to the time it is paid. We recognized employee health care claim expense of $22.6 million, $19.6 million and $18.5 million during the years ended December 31, 2010, 2009 and 2008, respectively, which includes actual claims paid and an estimate for our liability for the uninsured portion of employee health care obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations.

We have entered into an employment agreement with our chief executive officer whereby payment may be required if we terminate his employment without cause other than following a change in control. The amount payable is based upon the executive’s salary at the time of termination and the cost to us of continuing to provide certain benefits. Had this officer been terminated at December 31, 2010, for reasons other than following a change in control, we would have had an obligation for salaries and benefits of approximately $1.4 million under such agreement. In addition, the agreement provides for continued vesting of his outstanding equity awards for a period of two years. We have entered into employment agreements with each of our officers that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control. The amount payable by us under each of these agreements is based on the officer’s salary and bonus history at the time of termination and the cost to us of continuing to provide certain benefits. Had all of our officers been terminated in qualifying terminations following a change in control at December 31, 2010, we would have had aggregate obligations of approximately $17.6 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options and restricted stock units upon any qualifying termination following a change in control.

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

In January 2010, we received a letter from the U.S. Federal Trade Commission (“ FTC”), stating that it was conducting an investigation to determine whether we or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter stated that the FTC has not concluded that we or anyone else has violated Section 5 of the FTC Act. In April 2010, we received a subpoena from the FTC requesting that we provide the FTC with documents and information relevant to this investigation. We are cooperating fully with the FTC in its investigation.

In November 2010, we received notification that the United Kingdom Office of Fair Trading (“OFT”) was conducting an investigation to determine whether we had engaged in, or are engaging in, practices foreclosing the supply of companion animal diagnostic testing services in violation of the United Kingdom Competition Act of 1998.  We have provided the OFT with documents and information relevant to this investigation as requested and we are cooperating fully with the OFT on this matter.

We believe that our marketing and sales practices for companion animal veterinary products and services do not violate the antitrust laws of the U.S., U.K., or any other country. At this time, we cannot predict whether government investigations will lead to enforcement proceedings, or what the outcomes of those proceedings will be. As such, we have not recognized a loss contingency as potential losses related to either investigation are neither probable nor can they reasonably be estimated through the date of the filing of this Annual Report on Form 10-K for the year ended December 31, 2010.

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2010 and 2009.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. However, we do not believe that we have any probable pre-acquisition liabilities or guarantees that should be recognized at December 31, 2010 and 2009.

NOTE 15.      SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is the Chief Executive Officer. Our reportable segments include: CAG, Water, LPD, and Other. The Other segment is comprised of our Dairy and OPTI Medical operating segments and our remaining pharmaceutical product line and out-licensing arrangements.

CAG develops, designs, manufactures, and distributes products and performs services for veterinarians, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes  a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related instrumentation that are used to detect a wide range of diseases and to monitor health status in livestock and poultry. Dairy develops, designs, manufactures and distributes products to detect contaminants in milk. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. Further, OPTI Medical manufactures our VetStat® Electrolyte and Blood Gas Analyzer and electrolyte consumables used with our Catalyst Dx® analyzer.

Items that are not allocated to our operating segments are comprised primarily of corporate research and development expenses that do not align with one of our existing business or service categories, a portion of share-based compensation expense, interest income and expense and income taxes. We report these items under the caption “Unallocated Amounts.” We estimate our share-based compensation expense for the year and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference between the total allocated share-based compensation expense and the actual expense for the total company, resulting in an unallocated amount. We maintain active research and development programs, some of which may materialize into the development and introduction of new technology, products or services. Research and development costs incurred that are not specifically allocated to one of our existing business or service categories are reported under the caption “Unallocated Amounts.”

 Below is our segment information (in thousands):

For the Years Ended December 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2010
Revenue	$905,655	$76,514	$81,177	$40,046	$-	$1,103,392

Income (loss) from operations	$159,726	$31,076	$19,088	$4,583	$(10,592)	$203,881
Interest expense, net						1,752
Income before provision for income taxes						202,129
Provision for income taxes						60,809
Net income						141,320
Net income attributable to noncontrolling interest						36
Net income attributable to IDEXX Laboratories’ stockholders						$141,284

Depreciation and amortization	$38,211	$1,532	$3,809	$2,404	$-	$45,956
Segment assets	551,492	41,884	57,390	38,028	208,350	897,144
Expenditures for long-lived assets (1)	31,499	1,642	2,815	2,952	-	38,908

2009
Revenue	$843,303	$73,214	$77,208	$37,908	$-	$1,031,633

Income (loss) from operations	$136,121	$31,615	$17,271	$3,425	$(12,463)	$175,969
Interest expense, net						1,430
Income before provision for income taxes						174,539
Provision for income taxes						52,304
Net income						122,235
Net income attributable to noncontrolling interest						10
Net income attributable to IDEXX Laboratories’ stockholders						$122,225

Depreciation and amortization	$41,865	$1,457	$4,544	$1,907	$-	$49,773
Segment assets	519,098	43,893	57,897	35,779	151,860	808,527
Expenditures for long-lived assets (1)	41,111	3,110	3,337	4,774	-	52,332

2008
Revenue	$834,056	$74,469	$80,762	$34,743	$-	$1,024,030

Income (loss) from operations	$129,620	$31,330	$21,760	$1,555	$(11,809)	$172,456
Interest expense, net						2,269
Income before provision for income taxes						170,187
Provision for income taxes						54,018
Net income						116,169
Net income attributable to noncontrolling interest						-
Net income attributable to IDEXX Laboratories’ stockholders						$116,169

Depreciation and amortization	$39,913	$600	$5,075	$2,396	$-	$47,984
Segment assets	500,824	41,429	58,019	33,009	132,156	765,437
Expenditures for long-lived assets (1)	74,145	4,761	6,794	3,573	-	89,273

(1)
Expenditures for long-lived assets exclude expenditures for intangible assets. See Note 4 and Note 9 for information regarding acquisitions of intangible assets during the years ended December 31, 2010, 2009 and 2008.

Revenue by product and service categories was as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
CAG segment revenue:
Instruments and consumables	$354,239	$332,706	$318,533
Rapid assay products	146,538	147,078	146,867
Reference laboratory diagnostic and consulting services	329,666	298,410	288,244
Practice information systems and digital radiography	75,212	65,055	61,291
Pharmaceutical products	-	54	19,121
CAG segment revenue	905,655	843,303	834,056

Water segment revenue	76,514	73,214	74,469
Livestock and poultry diagnostics segment revenue	81,177	77,208	80,762
Other segment revenue	40,046	37,908	34,743

Total revenue	$1,103,392	$1,031,633	$1,024,030

Revenue by principal geographic area, based on customers’ domiciles, was as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Americas
United States	$652,026	$614,517	$610,056
Canada	59,806	55,105	61,456
Other Americas	16,343	12,416	10,794
	728,175	682,038	682,306

Europe
United Kingdom	56,493	55,835	62,274
Germany	68,318	62,480	62,611
France	42,895	41,756	42,801
Other Europe	106,186	104,364	103,818
	273,892	264,435	271,504

Asia Pacific Region
Japan	36,260	31,794	27,424
Australia	36,296	29,177	25,360
Other Asia Pacific	28,769	24,189	17,436
	101,325	85,160	70,220
Total	$1,103,392	$1,031,633	$1,024,030

Our largest customers are our U.S. distributors of our products in the CAG segment. One of our CAG distributors, Butler Schein Animal Health Supply, LLC (“Butler”), accounted for 9% of our 2010 revenue and 4% of our net accounts receivable at December 31, 2010. Butler was formed in December 2009 when Butler Animal Health Supply, LLC combined with the U.S. animal health business of Henry Schein, Inc. Butler Animal Health Supply, LLC accounted for 7% and 8% of our 2009 and 2008 revenue, respectively, and 4% and 5% of our net accounts receivable at December 31, 2009 and 2008, respectively. Henry Schein, Inc. accounted for 3% of our 2009 and 2008 revenue and 2% of our net accounts receivable at December 31, 2009 and 2008.

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows (in thousands):

	December 31,
	2010	2009	2008

Americas
United States	$173,070	$169,933	$163,107
Canada	3,628	4,373	5,403
	176,698	174,306	168,510

Europe
United Kingdom	10,341	9,520	6,209
Germany	2,670	3,210	3,271
Switzerland	2,164	2,870	3,800
France	2,270	2,813	2,665
Netherlands	3,525	3,532	2,538
Other Europe	802	965	912
	21,772	22,910	19,395

Asia Pacific Region
Japan	737	709	439
Australia	1,704	1,650	1,049
Other Asia Pacific	814	371	253
	3,255	2,730	1,741
Total	$201,725	$199,946	$189,646

NOTE 16.      FAIR VALUE MEASUREMENTS

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

There are three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At December 31, 2010 and 2009, we had no Level 3 assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the year ended December 31, 2010 or 2009. We did not have any transfers between Level 1 and Level 2 measurements during the year ended December 31, 2010.

The following table sets forth our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2010 and at December 31, 2009 by level within the fair value hierarchy (in thousands):

As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010

Assets
Money market funds(1)	$67,025	$-	$-	$67,025
Equity mutual funds(2)	2,222	-	-	2,222
Liabilities
Foreign currency exchange contracts(3)	-	2,234	-	2,234
Deferred compensation(4)	2,222	-	-	2,222
Interest rate swaps(5)	-	1,611	-	1,611

As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009

Assets
Money market funds(1)	$47,021	$-	$-	$47,021
Equity mutual funds(2)	1,891	-	-	1,891
Liabilities
Foreign currency exchange contracts(3)	-	4,221	-	4,221
Deferred compensation(4)	1,891	-	-	1,891
Interest rate swaps(5)	-	595	-	595

(1)	Money market funds are included within cash and cash equivalents.
(2)
Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets. See number (4) below for a discussion of the related deferred compensation liability.

(3)	Foreign currency exchange contracts are included within accrued liabilities.
(4)
Deferred compensation plans are included within other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in number (2) above.

(5)	Interest rate swaps are included within accrued liabilities.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and the current portion of notes payable approximate carrying value due to their short maturity.

Based on current market conditions, we believe that we could obtain an unsecured short-term revolving credit facility similar to our current Credit Facility. Applicable interest rates on borrowings under the Credit Facility are equal to LIBOR or CDOR plus the Credit Spread, dependent on our leverage ratio. We believe that the Credit Spread on a new facility would most likely be approximately 1.35 percentage points higher than the Credit Spread on our current Credit Facility. Based on this difference, the fair market value of the debt would be approximately $983 thousand per $1 million of principal outstanding as of December 31, 2010, assuming the amounts outstanding at December 31, 2010 remained outstanding for the duration of the Credit Facility.  The estimated fair value of long-term debt approximates the carrying value based on current market prices for similar debt issues with similar remaining maturities.

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

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Market gains and losses are deferred in OCI, until the contract matures, which is the period when the related obligation is settled. We primarily utilize forward exchange contracts with durations of less than 24 months.

Cash Flow Hedges

We have designated our forward currency exchange contracts and variable-to-fixed interest rate swaps as cash flow hedges. For derivative instruments that are designated as hedges, changes in the fair value of the derivative are recognized in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We de-designate derivative instruments from hedge accounting when the probability of the hedged transaction occurring becomes less than probable, but remains reasonably possible. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in OCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We did not de-designate any instruments from hedge accounting treatment during the years ended December 31, 2010 and 2008. The loss recognized in earnings related to de-designated instruments during the year ended December 31, 2009 was less than $0.1 million. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value of the hedged item. Gains or losses related to hedge ineffectiveness recognized in earnings during the years ended December 31, 2010, 2009 and 2008 were not material. At December 31, 2010, the estimated net amount of losses that are expected to be reclassified out of accumulated OCI and into earnings within the next 12 months is $2.6 million if exchange and interest rates do not fluctuate from the levels at December 31, 2010.

We enter into forward currency exchange contracts for amounts that are less than the full value of forecasted intercompany sales. Our hedging strategy related to intercompany inventory purchases is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

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

The notional amount of foreign currency contracts to hedge forecasted intercompany sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	December 31,	December 31,	December 31,
	2010	2009	2008

Euro	$59,360	$53,091	$44,907
British Pound	21,144	19,238	20,540
Canadian Dollar	21,776	18,849	16,960
Australian Dollar	7,930	7,086	3,641
Japanese Yen	10,427	9,795	6,318
	$120,637	$108,059	$92,366

Currency Purchased	U.S. Dollar Equivalent
	December 31,	December 31,	December 31,
	2010	2009	2008

Swiss Franc	$12,542	$8,808	$5,383

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	December 31,	December 31,	December 31,
	2010	2009	2008

Interest rate swaps	$80,000	$80,000	$-

The fair values of derivative instruments and their respective classification in the consolidated balance sheet consisted of the following (in thousands):

	Liability Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Accrued expenses	$2,234	Accrued expenses	$4,221
Interest rate swaps	Accrued expenses	1,611	Accrued expenses	595
Total derivative instruments		$3,845		$4,816

The effect of derivative instruments designated as cash flow hedges on the consolidated balance sheet for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Years Ended December 31,
Derivative instruments	2010	2009	2008

Foreign currency exchange contracts, net of tax	$1,368	$(9,730)	$8,118
Interest rate swaps, net of tax	(638)	(375)	-
Total gain (loss), net of tax (1)	$730	$(10,105)	$8,118

(1)
Total loss at December 31, 2010 is shown net of $0.2 million in taxes from foreign exchange contracts with 2011 expiration dates and interest rate swap contracts. Total loss at December 31, 2009 is shown net of $4.6 million in taxes from foreign exchange contracts with 2010 expiration dates and interest rate swap contracts. Total gain at December 31, 2008 is shown net of $3.6 million in taxes from foreign exchange contracts with 2009 expiration dates.

The effect of derivative instruments designated as cash flow hedges on the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in thousands):

	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		For the Years Ended December 31,
Derivative instruments	Classification	2010	2009	2008

Foreign currency exchange contracts	Cost of revenue	$(743)	$4,813	$913

The effect of derivative instruments that have been de-designated from cash flow hedge treatment on the consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 consisted of the following (in thousands):

	Gain (Loss) Recognized in Income Related to De-designated Cash Flow Hedges
		For the Years Ended December 31,
De-designated derivative instruments	Classification	2010	2009	2008

Foreign currency exchange contracts	General and administrative expense	$-	$(80)	$-

NOTE 18.      TREASURY STOCK

Our board of directors has authorized the repurchase of up to 44,000,000 shares of our common stock in the open market or in negotiated transactions. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and financing activities and the share price. From the inception of the program in August 1999 to December 31, 2010, we repurchased 40,193,528 shares for $1,048.7 million. As of December 31, 2010, there are 3,806,472 remaining shares available for repurchase under this authorization.

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units. During the twelve months ended December 31, 2010, we acquired 52,022 shares in connection with such employee surrenders.

Information about our treasury stock purchases and other receipts is presented in the table below (in thousands, except per share amounts):

	For the Years Ended December 31,
	2010	2009	2008

Treasury shares acquired	2,539	1,954	2,664
Total cost of treasury shares	$145,888	$84,369	$133,722
Average cost per share	$57.46	$43.17	$50.19

NOTE 19.      PREFERRED STOCK

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

NOTE 20.      IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by us. We matched $6.1 million, $5.9 million and $5.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the board of directors. There were no discretionary contributions in 2010, 2009 or 2008.

We also have established defined contribution plans for regional employees in Europe and in Canada. With respect to the European-based plans, we contributed $1.8 million, $1.5 million and $1.7 million for the years ended December 31, 2010, 2009 and 2008. With respect to the Canadian-based plans, we contributed $0.2 million for each of the same years ended.

NOTE 21.      DISPOSITION OF PHARMACEUTICAL PRODUCT LINES AND RESTRUCTURING

In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a feline insulin product under development, which were a part of our CAG segment, for cash of $7.0 million, a short-term receivable of $1.4 million, which was received in January 2009, and up to $11.5 million of future payments based on the achievement of certain development and sales milestones by the acquirer of these products. In the fourth quarter of 2009 we earned a milestone payment of $2.0 million in connection with the achievement of certain development milestones by the acquirer. The acquirer has since commercialized the feline insulin product and in the third and fourth quarters of 2010, we earned aggregate milestone payments of $3.0 million in connection with the achievement of certain sales milestones. These milestone payments are reflected as reductions to general and administrative expenses as earned. Because we have no obligation to deliver product or services, or otherwise provide support to the third party under this agreement, and because collectability is reasonably assured, these milestone payments, and any other related milestone payments we earn in the future, are included in results of operations when earned, but are not classified as revenue because the transaction was accounted for as the sale of a product line. We are eligible to earn up to $6.5 million in additional milestone payments based on the achievement of certain sales milestones by the acquirer related to the feline insulin product. Additionally in the fourth quarter of 2008, in a separate transaction, we entered into an agreement to sell our raw material inventory of nitazoxanide (“NTZ”), the active ingredient associated with our Navigator® product, back to the material supplier. We received $0.3 million during each of the years ended December 31, 2010 and 2009 and are awaiting final payment of $1.4 million as of December 31, 2010 related to this agreement. Payments are recorded in our results of operations in the period in which they are received due to uncertain collectability.

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
$1,479

In the fourth quarter of 2008, we also entered into a separate royalty bearing license agreement related to certain intellectual property of our pharmaceutical division. Under this agreement we received $0.3 million up front and $0.3 million in the fourth quarter of 2010 in connection with the achievement of certain production milestones by the licensee. We are eligible to earn up to $3.0 million in additional milestone payments, related to the achievement of certain clinical field trial and regulatory milestones, and royalties based on future product sales. Because we have no obligation to deliver product or services, or otherwise provide support to the third party under this agreement, and because collectability is reasonably assured, this milestone payment, and any other related milestone payments we earn in the future, is included in results of operations when earned.

NOTE 22.      SUMMARY OF QUARTERLY DATA (UNAUDITED)

A summary of quarterly data follows (in thousands, except per share data):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2010
Revenue	$268,525	$281,482	$269,628	$283,757
Gross profit	142,361	149,284	142,207	144,771
Operating income	48,428	54,835	49,814	50,804
Net income attributable to stockholders	33,026	37,193	34,694	36,371
Earnings per share:
Basic	$0.57	$0.64	$0.60	$0.63
Diluted	$0.55	$0.62	$0.59	$0.62

2009
Revenue	$236,455	$265,723	$259,120	$270,335
Gross profit	124,433	138,440	130,477	132,931
Operating income	38,441	49,176	44,205	44,147
Net income attributable to stockholders	26,071	33,667	31,536	30,951
Earnings per share:
Basic	$0.44	$0.57	$0.54	$0.53
Diluted	$0.43	$0.55	$0.52	$0.51

SCHEDULE II
IDEXX LABORATORIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Write-Offs/ Cash Payments	Foreign Currency Translation	Balance at End of Year

Reserves for doubtful accounts receivable:
December 31, 2008	$1,742	1,180	(746)	(83)	$2,093
December 31, 2009	2,093	926	(783)	95	2,331
December 31, 2010	2,331	1,575	(1,024)	(54)	2,828

Valuation allowance for deferred tax assets:
December 31, 2008	$4,241	1,013	(585)	(78)	$4,591
December 31, 2009	4,591	904	(400)	36	5,131
December 31, 2010	5,131	278	(847)	42	4,604

EXHIBIT INDEX

Exhibit No.	Description

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

10.1*
U.S. Supply Agreement, effective as of October 16, 2003, between the Company and Ortho-Clinical Diagnostics, Inc. (“Ortho”) (filed as Exhibit No. 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-19271 (“2003 Form 10-K”), and incorporated herein by reference).

10.2*
Amendment No. 1 to U.S. Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 0-19271 (“June 2005 Form 10-Q”), and incorporated herein by reference).

10.3*
Amendment No. 2 to U.S. Supply Agreement effective as of October 15, 2006, between the Company and Ortho (filed as Exhibit No. 10.4 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-19271 (“2007 Form 10-K”), and incorporated herein by reference).

10.4*	Amendment No. 3 to U.S. Supply Agreement effective as of January 18, 2008, between the Company and Ortho (filed as Exhibit No. 10.5 to 2007 Form 10-K, and incorporated herein by reference).

10.5*	European Supply Agreement, effective as of October 17, 2003, between the Company and Ortho (filed as Exhibit No. 10.8 to 2003 Form 10-K, and incorporated herein by reference).

10.6*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.2 to June 2005 10-Q, and incorporated herein by reference).

10.7*	Amendment No. 2 to European Supply Agreement effective as of January 18, 2008, between the Company and Ortho (filed as Exhibit No. 10.8 to 2007 Form 10-K, and incorporated herein by reference).

10.8
Amendment, Release and Settlement Agreement dated as of September 12, 2002, among the Company, IDEXX Europe B.V., and Ortho (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.9*
Supply Agreement, effective as of May 7, 2007 between the Company and Moss, Inc. (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 0-19271 (“June 2010 Form 10-Q”), and incorporated herein by reference).

10.10**
Employment Agreement dated January 22, 2002, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.13 to Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-19271, and incorporated herein by reference).

10.11**
Executive Employment Agreement dated October 1, 2010, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.1 to Current Report on Form 8-K filed October 7, 2010, File No. 0-19271 (“October 7, 2010 Form 8-K”), and incorporated herein by reference).

10.12**	Executive Employment Agreement dated October 1, 2010, between the Company and Merilee Raines (filed as Exhibit No. 10.2 to October 7, 2010 Form 8-K, and incorporated herein by reference).

10.13**
Form of Executive Employment Agreement dated October 1, 2010, between the Company and each of Thomas J. Dupree, Johnny D. Powers, PhD, and Michael J. Williams, PhD (filed as Exhibit No. 10.3 to October 7, 2010 Form 8-K, and incorporated herein by reference).

10.14**
Restated Director Deferred Compensation Plan, as amended (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 0-19271, and incorporated herein by reference).

10.15**	Restated Executive Deferred Compensation Plan, as amended (filed as Exhibit No. 10.3 to June 2010 Form 10-Q, and incorporated herein by reference).

10.16**
Form of Director Stock Option Agreement, as amended pursuant to the 2009 Stock Incentive Plan (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 0-19271 (“March 2010 Form 10-Q”), and incorporated herein by reference).

10.17**	Form of Employee Stock Option Agreement, as amended pursuant to the 2009 Stock Incentive Plan (filed as Exhibit No. 10.2 to March 2010 Form 10-Q, and incorporated herein by reference).

10.18**	1997 Employee Stock Purchase Plan, as amended (filed as Exhibit No. 99.1 to Registration Statement on Form S-8 filed June 19, 2009, File No. 333-160085 and incorporated herein by reference).

10.19**
Form of Restricted Stock Unit Agreement, as amended pursuant to the 2009 Stock Incentive Plan (filed as Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2009, File No. 0-19271, and incorporated herein by reference).

10.20**	2008 Incentive Compensation Plan (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 13, 2008, File No. 0-19271, and incorporated herein by reference).

10.21**	2009 Stock Incentive Plan (filed as Exhibit No. 99.1 to Registration Statement on Form S-8 filed June 19, 2009, File No. 333-160083, and incorporated herein by reference).

10.22
Credit Agreement among the Company, as borrower, certain material subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, National Association, as administrative agent, and JPMorgan Chase Bank, National Association, Toronto Branch, as Toronto agent (filed as Exhibit No. 10.1 to Current Report on Form 8-K filed January 31, 2007, File No. 0-19271, and incorporated herein by reference).

10.23
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

10.24
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

10.25
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

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Confidential treatment requested as to certain portions.

**	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

†
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under that section.