Form 10-Q
period 2011-03-31
IDEXX LABORATORIES INC /DE
filed 2011-04-21
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 57,344,180 on April 18, 2011.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$153,459	$156,915
Accounts receivable, net of reserves of $3,361 in 2011 and $2,828 in 2010	137,551	120,080
Inventories, net	127,054	127,885
Deferred income tax assets	25,990	26,203
Other current assets	21,387	29,508
Total current assets	465,441	460,591
Long-Term Assets:
Property and equipment, net	202,748	201,725
Goodwill	152,498	149,112
Intangible assets, net	54,715	55,752
Other long-term assets, net	34,076	29,964
Total long-term assets	444,037	436,553
TOTAL ASSETS	$909,478	$897,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,334	$22,669
Accrued liabilities	107,650	118,598
Line of credit	126,590	128,999
Current portion of long-term debt	877	863
Current portion of deferred revenue	14,119	13,983
Total current liabilities	272,570	285,112
Long-Term Liabilities:
Deferred income tax liabilities	20,008	18,661
Long-term debt, net of current portion	3,194	3,418
Long-term deferred revenue, net of current portion	4,514	4,627
Other long-term liabilities	12,284	11,045
Total long-term liabilities	40,000	37,751
Total liabilities	312,570	322,863

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 98,561 and 97,968 shares in 2011 and 2010, respectively	9,856	9,797
Additional paid-in capital	665,035	641,645
Deferred stock units: Outstanding: 123 and 118 units in 2011 and 2010, respectively	4,742	4,433
Retained earnings	1,002,152	965,540
Accumulated other comprehensive income	19,587	13,467
Treasury stock, at cost: 41,244 and 40,657 shares in 2011 and 2010, respectively	(1,104,504)	(1,060,647)
Total IDEXX Laboratories, Inc. stockholders’ equity	596,868	574,235
Noncontrolling interest	40	46
Total stockholders’ equity	596,908	574,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$909,478	$897,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenue:
Product revenue	$188,385	176,761
Service revenue	104,287	91,764
Total revenue	292,672	268,525
Cost of Revenue:
Cost of product revenue	73,705	68,634
Cost of service revenue	64,042	57,530
Total cost of revenue	137,747	126,164
Gross profit	154,925	142,361
Expenses:
Sales and marketing	50,985	44,416
General and administrative	32,596	32,808
Research and development	17,812	16,709
Income from operations	53,532	48,428
Interest expense	(728)	(365)
Interest income	369	53
Income before provision for income taxes	53,173	48,116
Provision for income taxes	16,567	15,088
Net income	36,606	33,028
Less: Net (loss) income attributable to noncontrolling interest	(6)	2
Net income attributable to IDEXX Laboratories, Inc. stockholders	$36,612	33,026
Earnings per Share:
Basic	$0.64	0.57
Diluted	$0.62	0.55
Weighted Average Shares Outstanding:
Basic	57,457	58,033
Diluted	59,090	60,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Cash Flows from Operating Activities:
Net income	$36,606	33,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,464	11,246
Loss on disposal of property and equipment	310	1,092
Increase in deferred compensation liability	88	101
Provision for uncollectible accounts	601	385
Provision for deferred income taxes	2,501	769
Share-based compensation expense	3,965	3,344
Tax benefit from exercises of stock options and vesting of restricted stock units	(7,018)	(3,318)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(14,433)	(17,393)
Inventories	897	(12,179)
Other assets	2,662	1,441
Accounts payable	548	5,081
Accrued liabilities	(12,618)	(4,916)
Deferred revenue	(355)	524
Net cash provided by operating activities	25,218	19,205
Cash Flows from Investing Activities:
Purchases of property and equipment	(9,575)	(8,473)
Proceeds from disposition of pharmaceutical product lines	3,000	-
Proceeds from sale of property and equipment	82	27
Acquisitions of intangible assets	-	(144)
Net cash used by investing activities	(6,493)	(8,590)
Cash Flows from Financing Activities:
(Payments) borrowings on revolving credit facilities, net	(2,487)	38,523
Payment of notes payable	(210)	(200)
Purchase of treasury stock	(39,940)	(57,728)
Proceeds from exercises of stock options and employee stock purchase plans	12,169	6,483
Tax benefit from exercises of stock options and vesting of restricted stock units	7,018	3,318
Net cash used by financing activities	(23,450)	(9,604)
Net effect of changes in exchange rates on cash	1,269	(1,385)
Net decrease in cash and cash equivalents	(3,456)	(374)
Cash and cash equivalents at beginning of period	156,915	106,728
Cash and cash equivalents at end of period	$153,459	106,354

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, and our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

NOTE 2.        ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2011 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no new accounting pronouncements adopted during the three months ended March 31, 2011 that had a material impact on our financial statements.

NOTE 3.        SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units with vesting conditions and employee stock purchase rights awarded during the three months ended March 31, 2011 and 2010 totaled $21.0 million and $15.0 million, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at March 31, 2011 was $39.3 million, which will be recognized over a weighted average of approximately 2.3 years.

Options

We determine the assumptions used in the valuation of option awards as of the date of grant. Differences in the stock price volatility, expected term or risk-free interest rate may result in distinct valuation assumptions at each grant date. As such, we may use different assumptions for options granted throughout the year. Option awards are granted with an exercise price equal to the closing market price of our common stock at the date of grant. We have never paid any cash dividends on our common stock and we have no present intention to pay a dividend; therefore, we assume that no dividends will be paid over the expected terms of option awards. The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended March 31,
	2011	2010

Expected stock price volatility	33%	31%
Expected term, in years	4.8	4.9
Risk-free interest rate	2.4%	2.3%

Weighted average fair value of options granted	$24.99	$16.53

NOTE 4.        INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2011	2010

Raw materials	$29,340	$26,758
Work-in-process	14,383	13,790
Finished goods	83,331	87,337
	$127,054	$127,885

NOTE 5.        GOODWILL AND INTANGIBLE ASSETS, NET

The increase in goodwill during the three months ended March 31, 2011 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the three months ended March 31, 2011 resulted from the continued amortization of our intangible assets, partly offset by changes in foreign currency exchange rates.

NOTE 6.        ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	March 31, 2011	December 31, 2010

Accrued expenses	$38,643	$36,150
Accrued employee compensation and related expenses	36,181	47,914
Accrued taxes	8,217	12,320
Accrued customer programs	24,609	22,214
	$107,650	$118,598

NOTE 7.        WARRANTY RESERVES

We provide for the estimated cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. As we sell new instruments, our provision for warranty expense increases. Cost of product revenue reflects not only estimated warranty expense for the systems sold in the current period, but also any changes in estimated warranty expense for the installed base that results from our quarterly evaluation of service experience. Our actual warranty obligation is affected by instrument performance in the customers’ environment and costs incurred in servicing instruments. Should actual service rates or costs differ from our estimates, which are based on historical data and projections of future costs, revisions to our estimated warranty liability would be required. The liability for warranties is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following is a summary of changes in accrued warranty reserves for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010

Balance, beginning of period	$2,196	$3,104
Provision for warranty expense	614	1,082
Change in estimate, balance beginning of period	(83)	(478)
Settlement of warranty liability	(964)	(1,076)
Balance, end of period	$1,763	$2,632

NOTE 8.        TREASURY STOCK

The following is a summary of our open market treasury stock purchases for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2011	2010

Shares repurchased	538	1,092
Total cost of treasury shares repurchased	$39,940	$57,728
Average cost per share	$74.21	$52.88

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units. We acquired 51,407 shares at a total cost of $4.0 million in connection with such employee surrenders for the three months ended March 31, 2011, compared to 48,275 shares at a total cost of $2.6 million for the same period of the prior year.

We began issuing shares of treasury stock upon the vesting of certain restricted stock units during the three months ended March 31, 2011. The number of shares of treasury stock issued during this period was not significant.

NOTE 9.        INCOME TAXES

The following is a summary of our effective income tax rates for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010

Effective income tax rate	31.2%	31.4%

The decrease in our effective income tax rate for the three months ended March 31, 2011 compared to the same period of the prior year was due primarily to federal research and development tax incentives that were available during the three months ended March 31, 2011, but not available during the three months ended March 31, 2010. This decrease was largely offset by scheduled modifications related to international incentives and higher relative earnings subject to domestic tax rates that are higher than international tax rates.

NOTE 10.     COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010

Net income	$36,606	33,028
Less: Net (loss) income attributable to noncontrolling interest	(6)	2
Net income attributable to IDEXX Laboratories, Inc. stockholders	36,612	33,026
Other comprehensive income attributable to IDEXX Laboratories, Inc. stockholders:
Foreign currency translation adjustments	8,141	(5,548)
Change in fair value of foreign currency contracts classified as hedges, net of tax	(2,252)	2,275
Change in fair value of interest rate swaps classified as hedges, net of tax	176	(582)
Change in fair value of investments, net of tax	55	57
Comprehensive income attributable to IDEXX Laboratories, Inc. stockholders	$42,732	29,228

NOTE 11.     EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock and vested deferred stock units outstanding during the period. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method, unless the effect is anti-dilutive.

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010

Shares outstanding for basic earnings per share:
Weighted average shares outstanding	57,337	57,911
Weighted average vested deferred stock units outstanding	120	122
	57,457	58,033

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	57,457	58,033
Dilutive effect of share-based payment awards	1,633	1,996
	59,090	60,029

Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent.

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010

Weighted average number of shares underlying anti-dilutive options	256	605

Weighted average number of shares underlying anti-dilutive restricted stock units	53	-

NOTE 12.     COMMITMENTS, CONTINGENCIES AND GUARANTEES

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, in January 2010, we received a letter from the U.S. Federal Trade Commission (“ FTC”), stating that it was conducting an investigation to determine whether we or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter stated that the FTC has not concluded that we or anyone else has violated Section 5 of the FTC Act. In April 2010, we received a subpoena from the FTC requesting that we provide the FTC with documents and information relevant to this investigation. We are cooperating fully with the FTC in its investigation.

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

Significant commitments, contingencies and guarantees at March 31, 2011 are consistent with those discussed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 13.     SEGMENT REPORTING

We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality testing products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). We also operate two smaller operating segments that comprise products for testing milk quality (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our Dairy and OPTI Medical operating segments is combined and presented with one of our remaining pharmaceutical product lines and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments.

The accounting policies of the segments are consistent with those discussed in Notes 1 and 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the change in our measure of segment profitability during the three months ended March 31, 2011 as discussed below. Intersegment revenues, which are not included in the table below, were not significant for the three months ended March 31, 2011 and 2010.

During the three months ended March 31, 2011, we changed the measure of profitability for our reportable segments. As a result of this change, a portion of corporate support function expenses and personnel-related expenses, certain manufacturing costs and certain foreign currency exchange gains and losses are no longer allocated to our reportable segments and, instead, are reported under the caption “Unallocated Amounts.” Similar to our treatment of share-based compensation expense, we estimate corporate support function expenses and certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is now reported under the caption “Unallocated Amounts.”  With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these costs as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent expense recognition is now reported within the caption “Unallocated Amounts.” Prior to the three months ended March 31, 2011, ”Unallocated Amounts” included primarily corporate research and development expenses that do not align with one of our existing business or service categories and the difference between estimated and actual share-based compensation expense. The segment income (loss) from operations discussed within this report for the three months ended March 31, 2010 have been restated to conform to our new measure of segment profitability. This change in measure of segment profitability did not have a material impact on the results of operations for any of our individual segments. There was no change to the business composition of our reportable segments.

The following is a summary of segment performance for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2011
Revenue	$240,589	$18,965	$23,939	$9,179	$-	$292,672

Income (loss) from operations	$42,972	$6,947	$7,150	$(550)	$(2,987)	$53,532
Interest expense, net						(359)
Income before provision for income taxes						53,173
Provision for income taxes						16,567
Net income						36,606
Less: Net (loss) attributable to noncontrolling interest						(6)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$36,612

2010
Revenue	$221,417	$17,864	$19,941	$9,303	$-	$268,525

Income (loss) from operations	$40,822	$7,512	$4,578	$550	$(5,034)	$48,428
Interest expense, net						(312)
Income before provision for income taxes						48,116
Provision for income taxes						15,088
Net income						33,028
Less: Net income attributable to noncontrolling interest						2
Net income attributable to IDEXX Laboratories, Inc. stockholders						$33,026

The following is a summary of revenue by product and service category for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010
CAG segment revenue:
Instruments and consumables	$93,887	$83,382
Rapid assay products	38,617	39,443
Reference laboratory diagnostic and consulting services	89,128	79,840
Practice information management systems and digital radiography	18,957	18,752
CAG segment revenue	240,589	221,417

Water segment revenue	18,965	17,864
LPD segment revenue	23,939	19,941
Other segment revenue	9,179	9,303

Total revenue	$292,672	$268,525

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Foreign currency exchange contracts classified as derivative instruments are valued based on the present value of the forward rate less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk. Interest rate swaps classified as derivative instruments are valued utilizing a discounted cash flow analysis based on the terms of the contract and the interest rate curve and adjusted for counterparty risk.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At March 31, 2011 and December 31, 2010, we had no Level 3 assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the three months ended March 31, 2011. We did not have any transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2011.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at March 31, 2011 and at December 31, 2010 by level within the fair value hierarchy (in thousands):

As of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011

Assets
Money market funds(1)	$67,027	$-	$-	$67,027
Equity mutual funds(2)	2,312	-	-	2,312
Foreign currency exchange contracts(3)	-	1,252	-	1,252
Liabilities
Foreign currency exchange contracts(3)	-	6,744	-	6,744
Deferred compensation(4)	2,312	-	-	2,312
Interest rate swaps(5)	-	1,331	-	1,331

As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010

Assets
Money market funds(1)	$67,025	$-	$-	$67,025
Equity mutual funds(2)	2,222	-	-	2,222
Liabilities
Foreign currency exchange contracts(3)	-	2,234	-	2,234
Deferred compensation(4)	2,222	-	-	2,222
Interest rate swaps(5)	-	1,611	-	1,611

(1)	Money market funds are included within cash and cash equivalents.
(2)
Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets, net. See number (5) below for a discussion of the related deferred compensation liability.

(3)
Foreign currency exchange contracts are included within other current assets; other long-term assets, net; accrued liabilities; or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.

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

Based on current market conditions, we believe that we could obtain an unsecured short-term revolving credit facility similar to our current unsecured short-term revolving credit facility (“Credit Facility”) at prevailing market rates. Applicable interest rates on borrowings under the Credit Facility generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. We believe that the Credit Spread on a new facility would most likely be approximately 0.75 percentage points higher than the Credit Spread on our current Credit Facility. Based on this difference, the fair value of our current Credit Facility would be approximately $993 thousand per $1 million of principal outstanding as of March 31, 2011, assuming the amounts outstanding at March 31, 2011 remained consistent for the duration of the Credit Facility.

The estimated fair value of long-term debt approximates the carrying value based on current market prices for similar debt issues with similar remaining maturities.

Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, accounts receivable, investments and derivatives. To mitigate such risk with respect to cash, cash equivalents and investments, we place our cash with highly-rated financial institutions, in non-interest bearing accounts that are fully insured by the United States (“U.S.”) government and money market funds invested in government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited. We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers in any particular industry or geographic area. To mitigate concentration of credit risk with respect to derivatives we enter into transactions with highly-rated financial institutions and frequently monitor the credit worthiness of our counterparties.

NOTE 15.     DERIVATIVE INSTRUMENTS AND HEDGING

Disclosure within this footnote is presented to provide transparency about how and why we use derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect our financial position, results of operations and cash flows. Derivative instruments are recognized on the balance sheet as either assets or liabilities at fair value with a corresponding offset to other comprehensive income (“OCI”), which is net of tax.

We are exposed to certain risks related to our ongoing business operations. The primary risks that we manage by using derivative instruments are foreign currency exchange risk and interest rate risk. Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. We have entered into interest rate swaps to manage interest rate risk associated with $80 million of our variable-rate debt.

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Market gains and losses are deferred in OCI until the contract matures, which is the period when the related obligation is settled. We primarily utilize forward exchange contracts with durations of less than 24 months. We do not present our derivative assets and liabilities on a net basis.

Cash Flow Hedges

We have designated our foreign currency exchange contracts and variable-to-fixed interest rate swaps as cash flow hedges. For derivative instruments that are designated as hedges, changes in the fair value of the derivative are recognized in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We de-designate derivative instruments from hedge accounting when the probability of the hedged transaction occurring becomes less than probable, but remains reasonably possible. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in OCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We did not de-designate any instruments from hedge accounting treatment during the three months ended March 31, 2011 or 2010. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value of the hedged item. Gains or losses related to hedge ineffectiveness recognized in earnings during the three months ended March 31, 2011 and 2010 were not material. At March 31, 2011, the estimated net amount of losses that are expected to be reclassified out of accumulated OCI and into earnings within the next 12 months is $4.4 million if exchange and interest rates do not fluctuate from the levels at March 31, 2011.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany inventory purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, the notional value of foreign currency exchange contracts outstanding may be higher throughout the year in comparison to the amounts outstanding at the end of the year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

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

The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	March 31,	December 31,
	2011	2010

Euro	$75,319	$59,360
British Pound	25,601	21,144
Canadian Dollar	26,753	21,776
Australian Dollar	8,956	7,930
Japanese Yen	12,637	10,427
	$149,266	$120,637

Currency Purchased	U.S. Dollar Equivalent
	March 31,	December 31,
	2011	2010

Swiss Franc	$21,148	$12,542

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	March 31,	December 31,
	2011	2010

Interest rate swaps	$80,000	$80,000

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

	Asset Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$1,128	Other current assets	$-
Foreign currency exchange contracts	Other long-term assets, net	124	Other long-term assets, net	-
Total derivative instruments		$1,252		$-

	Liability Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Accrued expenses	$6,218	Accrued expenses	$2,234
Foreign currency exchange contracts	Other long-term liabilities	526	Other long-term liabilities	-
Interest rate swaps	Accrued expenses	1,331	Accrued expenses	1,611
Total derivative instruments		$8,075		$3,845

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheet for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended March 31,
Derivative instruments	2011	2010

Foreign currency exchange contracts, net of tax	$(2,252)	$2,275
Interest rate swaps, net of tax	176	(582)
Total derivative instruments, net of tax	$(2,076)	$1,693

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010 consisted of the following (in thousands):

	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from OCI into Income	For the Three Months Ended March 31,
Derivative instruments	(Effective Portion)	2011	2010

Foreign currency exchange contracts	Cost of revenue	$(1,291)	$(411)
Interest rate swaps	Interest expense	(170)	-
		(1,461)	(411)

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance; the effect of economic conditions on our business performance; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. The risks and uncertainties discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

■ Business Overview and Trends

Operating segments. We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”), water quality testing products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). We also operate two smaller operating segments that comprise products for testing milk quality (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our Dairy and OPTI Medical operating segments is combined and presented with one of our remaining pharmaceutical product lines and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for financial information about our segments and the section entitled “Description of Business by Segment” under the heading “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional description of our segments.

CAG develops, designs, manufactures and distributes products and performs services for veterinarians, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related instrumentation that are used to detect a wide range of diseases and to monitor health status in livestock and poultry. Dairy develops, designs, manufactures and distributes products to detect contaminants in milk. OPTI Medical develops, designs, manufactures and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. Further, OPTI Medical manufactures our VetStat® Electrolyte and Blood Gas Analyzer, a component of our Catalyst Dx® Analyzer and electrolyte consumables used with our Catalyst Dx® Analyzer.

During the three months ended March 31, 2011, we changed the measure of profitability for our reportable segments. As a result of this change, a portion of corporate support function expenses and personnel-related expenses, certain manufacturing costs and certain foreign currency exchange gains and losses are no longer allocated to our reportable segments and, instead, are reported under the caption “Unallocated Amounts.” Similar to our treatment of share-based compensation expense, we estimate corporate support function expenses and certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is now reported under the caption “Unallocated Amounts.” With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We then record these costs as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent expense recognition is now reported within the caption “Unallocated Amounts.” Prior to the three months ended March 31, 2011, ”Unallocated Amounts” included primarily corporate research and development expenses that do not align with one of our existing business or service categories and the difference between estimated and actual share-based compensation expense. The segment income (loss) from operations discussed within this report for the three months ended March 31, 2010 have been restated to conform to our new measure of segment profitability. This change in measure of segment profitability did not have a material impact on the results of operations for any of our individual segments. There was no change to the business composition of our reportable segments.

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

Where growth rates are affected by changes in end-user demand, we refer to the impact of practice-level sales on growth. Where growth rates are affected by distributor purchasing dynamics, we refer to the impact of changes in distributors’ inventories on growth. If during the current year, distributors’ inventories grew by less than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories have a negative impact on our reported sales growth in the current period. Conversely, if during the current year, distributors’ inventories grew by more than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories have a positive impact on our reported sales growth in the current period.

At the end of a quarter, we believe that our U.S. CAG distributors typically hold inventory equivalent to approximately four weeks of our anticipated end-user demand for instrument consumables and rapid assay products.

Currency Impact. For the three months ended March 31, 2011 and 2010, approximately 26% and 25%, respectively, of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impacts of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

The impact on revenue from changes in foreign currency exchange rates is a non-U.S. GAAP financial measure, which is a numerical measure the components of which do not align with the most directly comparable measure calculated and presented in accordance with U.S. GAAP. This particular measure is calculated by applying the differences between the average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the current year period.

During the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, changes in foreign currency exchange rates increased total company revenue by approximately $3.2 million, due primarily to the weakening of the U.S. dollar against the Australian dollar, Japanese Yen and Canadian dollar. These favorable impacts were partly offset by a strengthening of the U.S. dollar against the Euro. These changes in foreign currency exchange rates impacted the revenues generated by each of our individual operating segments in a manner similar to the impact on the company as a whole.

Effects of Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions since approximately mid-2008. In our CAG segment, we believe that low economic growth and relatively high unemployment have led to negative or cautious consumer sentiment, which has affected the number of patient visits to veterinary clinics. Since the beginning of the economic slowdown, patient visits have been flat to slightly down in each year-over-year period. We continued to observe this trend during the three months ended March 31, 2011 relative to the same period in 2010. We believe the essentially flat patient visits have negatively affected the growth rate of sales of rapid assay tests, instrument consumables and reference laboratory diagnostic and consulting services. In addition, we believe the rate of growth of sales of our instruments and digital radiography systems, which are larger capital purchases for veterinarians, has been negatively affected by continued caution among veterinarians regarding economic conditions. Weaker economic conditions have also caused our customers to remain sensitive to the pricing of our products and services resulting in lower growth due to limited price increases for certain products.

We also believe that current economic conditions have affected purchasing decisions by certain customer groups in our Water business. Lower water testing volumes have resulted from a decline in municipal non-compliance testing and new home construction testing.

We believe that the diversity and innovative nature of our products and services, and the geographic diversity of our markets, will partially mitigate the effects of the continuing slow economic growth and negative consumer sentiment. However, until we see improvements in broad factors that measure the economic climate both in the United States and Europe, we expect our growth rates will continue to be negatively affected.

■ Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2011 are consistent with those discussed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

■ Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

Total Company. The following table presents revenue by operating segment:

For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2011	2010	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions (2)	Organic Revenue Growth (3)

CAG	$240,589	$221,417	$19,172	8.7%	1.3%	0.1%	7.3%
Water	18,965	17,864	1,101	6.2%	1.5%	-	4.7%
LPD	23,939	19,941	3,998	20.0%	-	-	20.0%
Other	9,179	9,303	(124)	(1.3%)	1.2%	-	(2.5%)
Total	$292,672	$268,525	$24,147	9.0%	1.2%	-	7.8%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the three months ended March 31, 2011 and the same period of the prior year applied to foreign currency denominated revenues for the three months ended March 31, 2011.

(2)
Represents the percentage change in revenue during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 attributed to incremental revenues from acquisitions subsequent to December 31, 2009.

(3)
Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 net of acquisitions and the effect of changes in foreign currency exchange rates.

The following revenue analysis and discussion reports on organic revenue growth. Organic revenue growth should be considered in addition to, and not as a replacement for or superior to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Three Months Ended March 31,
Net Revenue (dollars in thousands)	2011	2010	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions (2)	Organic Revenue Growth (3)

Instruments and Consumables	$93,887	$83,382	$10,505	12.6%	1.6%	-	11.0%
Rapid assay products	38,617	39,443	(826)	(2.1%)	0.5%	-	(2.6%)
Reference laboratory diagnostic and consulting services	89,128	79,840	9,288	11.6%	1.5%	0.1%	10.0%
Practice information management systems and digital radiography	18,957	18,752	205	1.1%	0.6%	-	0.5%
Net CAG revenue	$240,589	$221,417	$19,172	8.7%	1.3%	0.1%	7.3%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the three months ended March 31, 2011 and the same period of the prior year applied to foreign currency denominated revenues for the three months ended March 31, 2011.

(2)
Represents the percentage change in revenue during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 attributed to incremental revenues from acquisitions subsequent to December 31, 2009.

(3)
Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 net of acquisitions and the effect of changes in foreign currency exchange rates.

Instruments revenue was $19.1 million and $17.5 million for the three months ended March 31, 2011 and 2010, respectively. Consumables revenue was $63.9 million and $56.2 million for the three months ended March 31, 2011 and 2010, respectively. Instrument service and accessories revenue was $10.7 million and $9.5 million for the three months ended March 31, 2011 and 2010, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. The $1.6 million increase in instruments revenue was due primarily to sales of our ProCyte Dx® instrument, our new hematology analyzer that we began shipping during the third quarter of 2010. The revenue generated from sales of our ProCyte Dx® instrument was partly offset by lower sales volumes of our other instruments, primarily our LaserCyte® hematology instrument as some of our sales focus has shifted from LaserCyte® to ProCyte Dx®. The $7.7 million increase in consumables revenue was due primarily to higher sales volumes of consumables used with our Catalyst Dx® chemistry instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument as customers continue to upgrade from VetTest® instruments to Catalyst Dx® instruments. The $1.2 million increase in instrument service and accessories revenue was primarily a result of the increase in our active installed base of instruments. The impact from changes in distributors’ inventory levels contributed 2% to instruments and consumables revenue growth.

The decrease in rapid assay revenue was due primarily to the unfavorable impact from changes in distributors’ inventory levels, which reduced revenue growth by 7%. This unfavorable impact was partly offset by an increase in U.S. practice-level sales of our canine heartworm and combination test products.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volumes and price increases. Higher testing volumes were driven largely by the acquisition of new customers.

Practice information management systems and digital radiography revenue increased slightly as an increase in service and support revenue and, to a lesser extent, an increase in sales volume of practice information management systems, was substantially offset by a decrease in sales of our digital radiography systems. Sales of digital radiography systems decreased in the first quarter of 2011 due in part to an increase in placement activity under customer acquisition related programs for which the consideration and related revenue will be received and recognized over future periods.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volume and, to a lesser extent, higher Quanti-Tray® product sales volume. These increases were partly offset by lower average unit sales prices of these products due, in part, to higher relative sales in geographies where our products are sold at lower average unit sales prices.

Livestock and Poultry Diagnostics. The increase in LPD revenue resulted primarily from higher sales volume of certain bovine tests and, to a lesser extent, higher sales volume of certain swine tests. The increased sales volume of certain bovine tests was due, in part, to the timing of sales in Germany where we have won several government tenders for testing in connection with a country-wide eradication program for a virus impacting beef and dairy production yields. These increases were partly offset by lower average unit sales prices of Bovine Spongiform Encephalopathy (“BSE” or “mad cow disease”) tests due to increasing competitive pressures. Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for BSE in the European Union was increased from 30 months to 48 months, which reduced the population of cattle tested. Effective July 1, 2011, the age will be further increased to 72 months, which will likely further reduce the population of cattle tested for this disease.

Other. The decrease in Other revenue was attributable primarily to lower sales volume of our Dairy SNAP® Beta Lactam test used for the detection of antibiotic residue in milk.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Three Months Ended March 31,
Gross Profit (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$123,351	51.3%	$113,743	51.4%	$9,608	8.4%
Water	11,391	60.1%	11,575	64.8%	(184)	(1.6%)
LPD	16,547	69.1%	13,208	66.2%	3,339	25.3%
Other	3,742	40.8%	4,373	47.0%	(631)	(14.4%)
Unallocated amounts	(106)	N/A	(538)	N/A	432	80.3%
Total Company	$154,925	52.9%	$142,361	53.0%	$12,564	8.8%

Companion Animal Group. Gross profit for CAG increased due to higher sales. The gross profit percentage for CAG remained at 51% as higher average sales prices were offset by higher freight costs as a result of rising fuel prices, increased personnel costs due primarily to the impact of severance charges related to a restructuring of transportation services in our reference laboratory diagnostic and consulting services business and the net unfavorable impact of changes in foreign currency exchange rates, due primarily to higher hedging losses.

Water. Gross profit for Water decreased as higher sales were more than offset by a decrease in the gross profit percentage to 60% from 65%. The decrease in the gross profit percentage was due to the timing of certain manufacturing costs, higher freight costs as a result of rising fuel prices and lower average unit sales prices.

Livestock and Poultry Diagnostics. Gross profit for LPD increased due to higher sales and an increase in the gross profit percentage to 69% from 66%. The increase in the gross profit percentage was due to lower overall manufacturing costs and higher relative sales of certain swine and bovine tests that yield higher margins. The decrease in overall manufacturing costs was due primarily to benefits achieved from economies of scale as a result of an increase in sales volume. These favorable impacts were partly offset by an increase in foreign currency hedging losses during the three months ended March 31, 2011 in comparison to the same period of the prior year.

Other. Gross profit for Other operating units decreased due to a decrease in sales and a decrease in the gross profit percentage to 41% from 47%. The decrease in the gross profit percentage was due primarily to lower average unit sales prices of certain of our OPTI Medical instruments, higher freight and distribution costs in our Dairy business as a result of rising fuel prices and, to a lesser extent, higher relative sales of lower margin products.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended March 31,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$80,379	33.4%	$72,921	32.9%	$7,458	10.2%
Water	4,444	23.4%	4,063	22.7%	381	9.4%
LPD	9,397	39.3%	8,630	43.3%	767	8.9%
Other	4,292	46.8%	3,823	41.0%	469	12.3%
Unallocated amounts	2,881	N/A	4,496	N/A	(1,615)	(35.9%)
Total Company	$101,393	34.6%	$93,933	35.0%	$7,460	7.9%

Operating Income (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$42,972	17.9%	$40,822	18.4%	$2,150	5.3%
Water	6,947	36.6%	7,512	42.1%	(565)	(7.5%)
LPD	7,150	29.9%	4,578	23.0%	2,572	56.2%
Other	(550)	(6.0%)	550	5.9%	(1,100)	(200.0%)
Unallocated amounts	(2,987)	N/A	(5,034)	N/A	2,047	40.7%
Total Company	$53,532	18.3%	$48,428	18.0%	$5,104	10.5%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Three Months Ended March 31,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$43,334	18.0%	$37,884	17.1%	$5,450	14.4%
General and administrative	25,388	10.6%	24,088	10.9%	1,300	5.4%
Research and development	11,657	4.9%	10,949	4.9%	708	6.5%
Total operating expenses	$80,379	33.4%	$72,921	32.9%	$7,458	10.2%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs. The increase in general and administrative expense resulted primarily from increased personnel-related costs and, to a lesser extent, an increase in costs attributable to investments in information technology. These increases were partly offset by a $0.5 million payment that we earned in the first quarter of 2011 pursuant to the terms of a license agreement. The increase in research and development expense resulted primarily from increased personnel-related costs.

Water. The following table presents Water expenses by functional area:

For the Three Months Ended March 31,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$2,315	12.2%	$1,883	10.5%	$432	22.9%
General and administrative	1,606	8.5%	1,569	8.8%	37	2.4%
Research and development	523	2.8%	611	3.4%	(88)	(14.4%)
Total operating expenses	$4,444	23.4%	$4,063	22.7%	$381	9.4%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs and increased spending on market research, advertising and promotional activities. The decrease in research and development expense resulted primarily from a reduction in field trial costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

For the Three Months Ended March 31,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$3,702	15.5%	$3,388	17.0%	$314	9.3%
General and administrative	2,995	12.5%	3,101	15.6%	(106)	(3.4%)
Research and development	2,700	11.3%	2,141	10.7%	559	26.1%
Total operating expenses	$9,397	39.3%	$8,630	43.3%	$767	8.9%

The increase in sales and marketing expense resulted primarily from an increase in personnel-related costs and the unfavorable impact from changes in foreign currency exchange rates. The increase in personnel-related costs was due primarily to higher commissions in connection with increased sales. The decrease in general and administrative expense was due primarily to lower personnel-related costs, partly offset by the unfavorable impact from changes in foreign currency exchange rates. The increase in research and development expense was due primarily to higher personnel-related costs.

Other. Operating expenses for Other operating units increased $0.5 million to $4.3 million for the three months ended March 31, 2011 due primarily to higher personnel-related sales and marketing costs in our OPTI Medical business.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $1.6 million to $2.9 million for the three months ended March 31, 2011 due primarily to certain foreign exchange gains and lower losses incurred related to the write-off and disposal of property and equipment during the three months ended March 31, 2011 in comparison to the same period of the prior year, partly offset by increased legal and other fees incurred in connection with the United Kingdom Office of Fair Trading and U.S. Federal Trade Commission investigations, discussed in more detail under the heading “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Interest Income and Interest Expense

Interest income was $0.4 million for the three months ended March 31, 2011 and $0.1 million for the same period of the prior year. The increase in interest income was due primarily to higher effective interest rates.

Interest expense was $0.7 million for the three months ended March 31, 2011, compared to $0.4 million for the same period in 2010. The increase in interest expense was due primarily to higher effective interest rates, partly offset by lower average balances outstanding on our unsecured short-term revolving credit facility (“Credit Facility”). With the commencement of our interest rate swap agreements on March 31, 2010, we effectively fixed our interest rate at 2% plus 0.375 to 0.875 percentage points (“Credit Spread”) on $80 million of funds borrowed under the Credit Facility through March 31, 2012. Because the fixed interest rate under the interest rate swap agreements is higher than the weighted average interest rate of debt outstanding during the three months ended March 31, 2010, interest expense was higher for the three months ended March 31, 2011 as compared to the same period of the prior year.

Provision for Income Taxes

Our effective income tax rates were 31.2% and 31.4% for the three months ended March 31, 2011 and 2010, respectively. The decrease in our effective income tax rate for the three months ended March 31, 2011 compared to the same period of the prior year was due primarily to federal research and development tax incentives that were available during the three months ended March 31, 2011, but not available during the three months ended March 31, 2010. This decrease was largely offset by scheduled modifications related to international incentives and higher relative earnings subject to domestic tax rates that are higher than international tax rates.

■ Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 3(q) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no new accounting pronouncements adopted during the three months ended March 31, 2011 that had a material impact on our financial statements.

■ Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under the Credit Facility. At March 31, 2011 and December 31, 2010, we had $153.5 million and $156.9 million, respectively, of cash and cash equivalents, and working capital of $192.9 million and $175.5 million, respectively. Additionally, at March 31, 2011, we had remaining borrowing availability of $72.4 million under our $200 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings under our existing Credit Facility will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long-term to fund our business as currently being conducted.

We consider the majority of the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the United States. Changes to this position could have adverse tax consequences. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. We expect to continue to fund our operations within the U.S. through a combination of cash flows generated from domestic operating activities and through utilization of our Credit Facility when necessary. As a result, we expect our cash balance to continue to grow for the foreseeable future as sources of foreign cash flows are expected to be greater than uses outside of the U.S.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Days sales outstanding(1)	40.2	38.7	41.9	41.8	41.7
Inventory turns(2)	1.8	1.8	1.7	1.9	2.0

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.
(2) Inventory turns represents inventory-related cost of product sales for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(dollars in thousands)	2011	2010	Dollar Change

Net cash provided by operating activities	$25,218	$19,205	$6,013
Net cash used by investing activities	(6,493)	(8,590)	2,097
Net cash used by financing activities	(23,450)	(9,604)	(13,846)
Net effect of changes in exchange rates on cash	1,269	(1,385)	2,654
Net decrease in cash and cash equivalents	$(3,456)	$(374)	$(3,082)

Operating Activities. Cash provided by operating activities was $25.2 million for the three months ended March 31, 2011, compared to $19.2 million for the same period in 2010. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from exercises of stock options and vesting of restricted stock units to a financing activity, was $55.5 million for the three months ended March 31, 2011, compared to $50.0 million for the same period in 2010, resulting in incremental operating cash flows of $5.5 million. The increase was driven primarily by the increase in net income. The total of changes in operating assets and liabilities, and the tax benefit from exercises of stock options and vesting of restricted stock units decreased cash by $30.3 million and $30.8 million for the three months ended March 31, 2011 and 2010, respectively, resulting in an incremental increase in cash of $0.4 million.

The following table presents cash flows from changes in operating assets and liabilities, and the tax benefit from exercises of stock options and vesting of restricted stock units:

	For the Three Months Ended March 31,
(dollars in thousands)	2011	2010	Dollar Change

Accounts receivable	$(14,433)	$(17,393)	$2,960
Inventories	897	(12,179)	13,076
Other assets	2,662	1,441	1,221
Accounts payable	548	5,081	(4,533)
Accrued liabilities	(12,618)	(4,916)	(7,702)
Deferred revenue	(355)	524	(879)
Tax benefit from exercises of stock options and vesting of restricted stock units	(7,018)	(3,318)	(3,700)
Total change in cash due to changes in operating assets and liabilities and the tax benefit from exercises of stock options and vesting of restricted stock units	$(30,317)	$(30,760)	$443

During the three months ended March 31, 2011, as compared to the same period of the prior year, the decrease in accrued liabilities resulted primarily from decreased income tax liabilities due to higher tax deductions from share-based compensation expense recognized for tax purposes and the impact of bonus depreciation. The timing of inventory receipts, most significantly of slides used with our chemistry analyzers, contributed to an increase in cash flow, which was partly offset by associated decreases in cash flow from the timing of payments for inventory.

We historically have experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year and for the annual period. Several factors contribute to the seasonal fluctuations in cash flows generated by operating activities, including the following:

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

Investing Activities. Cash used by investing activities was $6.5 million for the three months ended March 31, 2011, compared to cash used of $8.6 million for the same period in 2010. The decrease in cash used by investing activities was due primarily to the receipt of milestone payments aggregating $3.0 million during the three months ended March 31, 2011 in connection with the gain and receivable recorded related to the achievement of certain sales milestones by the acquirer of our feline insulin product in the third and fourth quarters of 2010. The decrease in cash used by investing activities was partly offset by additional investments in manufacturing equipment and information technology projects. During the three months ended March 31, 2011, we invested approximately $2.1 million and $2.0 million in manufacturing equipment and information technology projects, respectively, compared to $1.0 million and $1.4 million, respectively, during the same period of the prior year. During the three months ended March 31, 2011, we also invested $0.6 million into the expansion of our Memphis, Tennessee location.

We anticipate capital expenditures in 2011 of approximately $50 million.

Financing Activities. Cash used by financing activities was $23.5 million for the three months ended March 31, 2011, compared to cash used of $9.6 million for the same period in 2010. The increase in cash used by financing activities was due primarily to an increase in net payments under the Credit Facility, partly offset by a decrease in cash used to purchase treasury stock and an increase in cash provided by the exercise of stock options and employee stock purchase plans, including the related tax benefits.

Net borrowing and repayment activity under our Credit Facility resulted in an incremental use of cash of $41.0 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. At March 31, 2011, we had $126.6 million outstanding under the Credit Facility, of which $3.6 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit issued related to our worker’s compensation policy covering claims for the years ending 2009, 2010 and 2011. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, which provide for the acceleration of amounts outstanding under the Credit Facility, or restrict our ability to borrow thereunder, in the event of noncompliance. Our financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At March 31, 2011, we were in compliance with the covenants of the Credit Facility.

Cash used to purchase treasury stock decreased by $17.8 million during the three months ended March 31, 2011 compared to the same period of the prior year. Our board of directors has authorized the repurchase of up to 44 million shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to March 31, 2011, we repurchased 40.7 million shares. During the three months ended March 31, 2011, we purchased 0.5 million shares for an aggregate cost of $39.9 million compared to purchases of 1.1 million shares for an aggregate cost of $57.7 million during the three months ended March 31, 2010. We believe that the repurchase of our common stock is a favorable investment, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 8 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Cash proceeds from the exercise of stock options and employee stock purchase plans increased by $5.7 million and the related tax benefits increased by $3.7 million. The increase in cash proceeds was due primarily to an increase in the number of stock options exercised and an increase in the weighted average exercise price. The increase in the tax benefit from exercises of stock options and vesting of restricted stock units was due to the increase in exercise activity combined with the increase in our stock price.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2011 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting IDEXX, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2010. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.           Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2011, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to achieve their stated purpose.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.        Risk Factors

Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

The following discussion includes one revised risk factor (“Changes in Testing Patterns Could Negatively Affect our Operating Results”) that reflects developments subsequent to the discussion of that risk factor included in our Annual Report on Form 10-K for the year ended December 31, 2010, and we have eliminated from the discussion one risk factor (“The Loss of Our President, Chief Executive Officer and Chairman Could Adversely Affect Our Business”), which was included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our Failure to Successfully Execute Certain Strategies Could Have a Negative Impact on Our Growth and Profitability

The companion animal health care industry is highly competitive and we anticipate increasing levels of competition from both existing competitors and new market entrants. Our ability to maintain or enhance our growth rates and our profitability depends on our successful execution of many elements of our strategy, which include:

•
Developing, manufacturing and marketing innovative new in-clinic laboratory analyzers that drive sales of IDEXX VetLab® instruments, grow our installed base of instruments, and increase demand for related consumable products, services and accessories;

•
Developing and introducing new proprietary diagnostic tests and services that provide valuable medical information to our customers and effectively differentiate our products and services from those of our competitors;

•
Increasing the value to our customers of our companion animal products and services by enhancing the integration of these products and the management of diagnostic information derived from our products;

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

•
Achieving cost improvements in the manufacture and service of our in-clinic laboratory analyzers by employing the benefits of economies of scale in both negotiating supply contracts and leveraging manufacturing overhead, and by improving reliability of our instruments;

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

Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability

We currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include our ProCyte Dx® hematology, IDEXX VetAutoread™ hematology, VetLyte® electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; Catalyst Dx® and VetTest® consumables; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products, livestock and poultry diagnostic tests, dairy testing products and LaserCyte® hematology analyzers. To mitigate risks associated with sole and single source suppliers we seek when possible to enter into long-term contracts that ensure an uninterrupted supply of products at predictable prices. However, some suppliers decline to enter into long-term contracts and we are required to purchase products on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of sole and single source products in the future, we may be unable to supply the market, which would have a material adverse effect on our results of operations.

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

A Weak Economy Could Result in Reduced Demand for Our Products and Services

A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of pet visits to veterinary hospitals and the practices of veterinarians with respect to diagnostic testing. Economic weakness in our significant markets in recent years has caused and could continue to cause pet owners to skip or defer visits to veterinary hospitals or could affect their willingness to treat certain pet health conditions, approve certain diagnostic tests or continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments. A decline in pet visits to the hospital, in the willingness of pet owners to treat certain health conditions or approve certain tests, in pet ownership, or in the inclination of veterinarians to recommend certain tests or make capital purchases could result in a decrease in sales of diagnostic products and services. This, in turn, may cause deterioration in the financial condition of our distributors and customers, which could inhibit their ability to pay us amounts owed for products delivered or services provided.

Demand for our water products is driven in part by the availability of funds at the government laboratories, water utilities and private certified laboratories that utilize our products. Availability of funds also affects demand by the government laboratories and cattle, swine and poultry producers that utilize our livestock and poultry diagnostic products, and by users of our human point of care diagnostic instruments. Economic weakness in our markets has caused and could continue to cause our consumers to reduce their investment in such testing.

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against the Euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Australian Dollar adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. For the three months ended March 31, 2011 and 2010, approximately 26% and 25%, respectively, of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies. To mitigate such foreign currency exposure, we utilize non-speculative forward currency exchange contracts. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

Various Government Regulations Could Limit or Delay Our Ability to Market and Sell Our Products

In the U.S., the manufacture and sale of our products are regulated by agencies such as the United States Department of Agriculture (“USDA”), the U.S. Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency (“EPA”). Our infectious disease diagnostic tests for animal health applications, including most rapid assay canine and feline SNAP® tests and livestock and poultry diagnostic tests, must be approved by the USDA prior to sale in the U.S. Our water testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our dairy testing products require approval by the FDA. The manufacture and sale of our OPTI® line of human point-of-care electrolytes and blood gas analyzers are regulated by the FDA and these products require approval by the FDA before they may be sold commercially in the U.S. The manufacture and sale of our products are subject to similar laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or suspensions or discontinuations of our ability to manufacture or sell our products, which could have a material adverse effect on our results of operations. In addition, delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.

The Duration and Resolution of Government Investigations into Our Marketing and Sales Practices for Companion Animal Veterinary Products and Services are Unpredictable

In January 2010, we received a letter from the U.S. Federal Trade Commission (“FTC”), stating that it was conducting an investigation to determine whether IDEXX or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter requested that we preserve all materials potentially relevant to this investigation. The letter stated that the FTC has not concluded that IDEXX or anyone else has violated Section 5 of the FTC Act.

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

We believe that our marketing and sales practices for companion animal veterinary products and services do not violate the antitrust laws of the U.S., U.K. or any other country. However, we cannot predict whether government investigations will lead to enforcement proceedings, or what the outcomes of those proceedings will be. Were any investigation to lead to an enforcement proceeding, we would defend ourselves vigorously. Were we to be unsuccessful in defending an enforcement proceeding and any applicable appeal processes, we could be subject to fines and/or restrictions on certain of our marketing and sales practices. We believe that any such fines would be unlikely to be material to our business and that any required changes in our marketing or sales practices would not have a material adverse effect on our business.

Our Success Is Heavily Dependent Upon Our Proprietary Technologies

We rely on a combination of patent, trade secret, trademark and copyright laws to protect our proprietary rights. If we do not have adequate protection of our proprietary rights, our business may be affected by competitors who utilize substantially equivalent technologies that compete with us.

We cannot ensure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial, and could have a material adverse effect on our results of operations. In addition, expiration of patent rights could result in substantial new competition in the markets for products previously covered by those patent rights. In June 2009, one of the U.S. patents covering our SNAP® FIV/FeLV Combo and SNAP® Feline Triple tests expired. We had licensed this broad patent exclusively from the University of California. Expiration of this patent could result in increased competition in the U.S. market for feline immunodeficiency virus tests and if this competition arises, we expect that revenues and profit margins associated with sales of our SNAP® FIV/FeLV Combo and SNAP® Feline Triple tests likely will decline.

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

Distributors of veterinary products have entered into business combinations resulting in fewer distribution companies. Consolidation within distribution channels increases our customer concentration level, which could increase the risks described in the preceding paragraph. See “Part 1. Item 1 Business – Marketing and Distribution” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results

We face intense competition within the markets in which we sell our products and services and we expect that future competition may become even more intense. The entrance of new competitors into our markets and the introduction of new and competitive products and services by any of our competitors could result in a decline in sales and/or profitability of our products and services. In addition, competitors may develop products or services that are superior to our products and services, which could cause us to lose existing customers and market share. Some of our competitors and potential competitors, including large diagnostic and pharmaceutical companies, have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development and obtaining regulatory approvals than we do.

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

Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for bovine spongiform encephalopathy (“BSE”) in the European Union was increased from 30 months to 48 months, which reduced the population of cattle tested by approximately 30%. In February 2011, the European Union’s Standing Committee on the Food Chain and Animal Health agreed to allow its member states to further raise the recommended testing age to 72 months, effective July 1, 2011, which will likely further reduce the population of cattle tested, depending on the extent to which each country in the European Union decides to adopt the new guidelines. The demand for this product may be negatively impacted as a result of these regulatory changes.

Consolidation of Veterinary Hospitals Could Negatively Affect Our Business

An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include VCA Antech, Inc., National Veterinary Associates and Banfield Pet Hospital, each of which is currently a customer of IDEXX. A similar trend exists in the U.K. and may in the future also develop in other countries. Corporate owners of veterinary hospitals could attempt to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results. While we have strong supplier relationships with several corporate hospital groups that we believe are positive for our business, decisions by larger corporate owners, in particular Banfield Pet Hospital, to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results, which could be material. In addition, certain corporate owners, most notably VCA Antech, our primary competitor in the U.S. and Canadian markets for veterinary reference laboratory diagnostic services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally use their reference laboratory services almost exclusively and shift a large portion of their testing from in-clinic testing to their reference laboratories. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

Our Limited Experience and Small Scale in the Human Point-of-Care Market Could Inhibit Our Success in this Market

We have limited experience in the human point-of-care medical diagnostics market and we operate at a small scale in this market. This market differs in many respects from the veterinary medical market. Significant differences include the impact of third party reimbursement on diagnostic testing, more extensive regulation, greater product liability risks, larger competitors, a more segmented customer base, and more rapid technological innovation. Our limited experience and small scale in the human point-of-care medical diagnostics market could negatively affect our ability to successfully manage the risks and features of this market that differ from the veterinary medical market. There can be no assurance that we will be successful in achieving growth and profitability in the human point-of-care medical diagnostics market comparable to the results we have achieved in the veterinary medical market.

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the three months ended March 31, 2011 and 2010, 42% and 40%, respectively, of our revenue was attributable to sales of products and services to customers outside the U.S. Various possible risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period.

Our Operations are Vulnerable to Interruption as a Result of Natural and Man-Made Disasters or System Failures

The operation of all of our facilities may be vulnerable to interruption as a result of natural and man-made disasters, interruptions in power supply or other system failures. While we maintain plans to continue business under such circumstances, there can be no assurance that such plans will be successful in fully or partially mitigating the effects of such events.

We manufacture many of our significant companion animal products, including our rapid assay devices and certain instruments, many of our water testing products and certain of our livestock and poultry testing products, at a single facility in Westbrook, Maine. We also manufacture certain of our livestock and poultry testing products in Bern, Switzerland and Montpellier, France. In addition, we maintain major distribution facilities in North America and in the Netherlands and major reference laboratories in Memphis, Tennessee; Ludwigsburg, Germany; Sacramento, California; Elmhurst, Illinois; North Grafton, Massachusetts; East Brisbane, Australia; and Wetherby, the United Kingdom. Therefore, interruption of operations at any of these facilities could have a material adverse effect on our results of operations.

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

If Our Quarterly or Annual Results of Operations Fluctuate, This Fluctuation May Cause Our Stock Price to Decline, Resulting in Losses to You

Our prior operating results have fluctuated due to a number of factors, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases, product launches, operating expenditures, changes in foreign currency exchange rates, litigation and claim-related expenditures; changes in competitors’ product offerings; changes in the economy affecting consumer spending; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors, many of which are beyond our control. If our operating results or projections of future operating results do not meet the expectations of market analysts or investors in future periods, our stock price may fall.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, we repurchased common shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1 to January 31, 2011	140,842	$69.17	140,842	3,665,630
February 1 to February 28, 2011	223,918	75.69	172,511	3,493,119
March 1 to March 31, 2011	224,824	76.67	224,824	3,268,295
Total	589,584	$74.51	538,177	3,268,295

Our board of directors has approved the repurchase of up to 44 million shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008 and February 10, 2010 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended March 31, 2011, and no repurchase plans expired during the period. Repurchases of 538,177 shares were made during the three months ended March 31, 2011 in transactions made pursuant to our repurchase plan.

During the three months ended March 31, 2011, we received 51,407 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may be purchased under the repurchase plan.

Item 6.     Exhibits

Exhibit No.	Description

10.1*	Executive Employment Agreement dated March 22, 2011, between the Company and Jonathan W. Ayers.

10.2*	Executive Employment Agreement dated March 22, 2011, between the Company and Merilee Raines.

10.3*	Form of Executive Employment Agreement dated March 22, 2011, between the Company and each of William E. Brown III, PhD, Johnny D. Powers, PhD and Michael J. Williams, PhD.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

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

IDEXX LABORATORIES, INC.

/s/ Merilee Raines
Date: April 21, 2011	Merilee Raines
Corporate Vice President, Chief Financial Officer and
Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1*	Executive Employment Agreement dated March 22, 2011, between the Company and Jonathan W. Ayers.

10.2*	Executive Employment Agreement dated March 22, 2011, between the Company and Merilee Raines.

10.3*	Form of Executive Employment Agreement dated March 22, 2011, between the Company and each of William E. Brown III, PhD, Johnny D. Powers, PhD and Michael J. Williams, PhD.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Corporate Vice President, Chief Financial Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

†
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.