Form 10-Q
period 2011-06-30
IDEXX LABORATORIES INC /DE
filed 2011-07-22
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 56,844,037 on July 15, 2011.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$159,398	$156,915
Accounts receivable, net of reserves of $3,187 in 2011 and $2,828 in 2010	149,314	120,080
Inventories, net	133,934	127,885
Deferred income tax assets	26,891	26,203
Other current assets	24,034	29,508
Total current assets	493,571	460,591
Long-Term Assets:
Property and equipment, net	210,163	201,725
Goodwill	154,191	149,112
Intangible assets, net	53,044	55,752
Other long-term assets, net	39,606	29,964
Total long-term assets	457,004	436,553
TOTAL ASSETS	$950,575	$897,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,888	$22,669
Accrued liabilities	121,898	118,598
Line of credit	132,548	128,999
Current portion of long-term debt	890	863
Current portion of deferred revenue	12,913	13,983
Total current liabilities	298,137	285,112
Long-Term Liabilities:
Deferred income tax liabilities	21,152	18,661
Long-term debt, net of current portion	2,966	3,418
Long-term deferred revenue, net of current portion	6,555	4,627
Other long-term liabilities	12,954	11,045
Total long-term liabilities	43,627	37,751
Total liabilities	341,764	322,863

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 98,835 and 97,968 shares in 2011 and 2010, respectively	9,884	9,797
Additional paid-in capital	680,093	641,645
Deferred stock units: Outstanding: 119 and 118 units in 2011 and 2010, respectively	4,622	4,433
Retained earnings	1,050,809	965,540
Accumulated other comprehensive income	26,468	13,467
Treasury stock, at cost: 42,004 and 40,657 shares in 2011 and 2010, respectively	(1,163,102)	(1,060,647)
Total IDEXX Laboratories, Inc. stockholders’ equity	608,774	574,235
Noncontrolling interest	37	46
Total stockholders’ equity	608,811	574,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$950,575	$897,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Product revenue	$203,502	$179,813	$391,887	$356,574
Service revenue	114,360	101,669	218,647	193,433
Total revenue	317,862	281,482	610,534	550,007
Cost of Revenue:
Cost of product revenue	77,457	72,063	151,162	140,697
Cost of service revenue	66,372	60,135	130,414	117,665
Total cost of revenue	143,829	132,198	281,576	258,362
Gross profit	174,033	149,284	328,958	291,645

Expenses:
Sales and marketing	50,974	44,167	101,959	88,583
General and administrative	33,140	33,076	65,736	65,884
Research and development	18,621	17,206	36,433	33,915
Income from operations	71,298	54,835	124,830	103,263
Interest expense	(782)	(689)	(1,510)	(1,054)
Interest income	419	138	788	191
Income before provision for income taxes	70,935	54,284	124,108	102,400
Provision for income taxes	22,281	17,087	38,848	32,175
Net income	48,654	37,197	85,260	70,225
Less: Net (loss) income attributable to noncontrolling interest	(3)	4	(9)	6
Net income attributable to IDEXX Laboratories, Inc. stockholders	$48,657	$37,193	$85,269	$70,219

Earnings per Share:
Basic	$0.85	$0.64	$1.49	$1.21
Diluted	$0.83	$0.62	$1.45	$1.17
Weighted Average Shares Outstanding:
Basic	57,276	57,747	57,366	57,890
Diluted	58,727	59,646	58,934	59,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010

Cash Flows from Operating Activities:
Net income	$85,260	$70,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,343	22,632
Loss on disposal of property and equipment	326	1,442
Increase (decrease) in deferred compensation liability	71	(71)
Provision for uncollectible accounts	683	596
Provision for (benefit of) deferred income taxes	2,392	(112)
Share-based compensation expense	7,501	6,602
Tax benefit from exercises of stock options and vesting of restricted stock units	(10,854)	(9,372)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(24,213)	(16,544)
Inventories	(5,692)	(12,977)
Other assets	7,293	(1,634)
Accounts payable	7,002	4,308
Accrued liabilities	(5,171)	7,432
Deferred revenue	369	2,558
Net cash provided by operating activities	88,310	75,085
Cash Flows from Investing Activities:
Purchases of property and equipment	(26,173)	(17,437)
Proceeds from disposition of pharmaceutical product lines	3,000	-
Proceeds from sale of property and equipment	218	64
Acquisitions of intangible assets	-	(144)
Net cash used by investing activities	(22,955)	(17,517)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	3,486	15,099
Payment of notes payable	(425)	(400)
Repurchases of common stock	(98,419)	(83,724)
Proceeds from exercises of stock options and employee stock purchase plans	19,367	16,446
Tax benefit from exercises of stock options and vesting of restricted stock units	10,854	9,372
Net cash used by financing activities	(65,137)	(43,207)
Net effect of changes in exchange rates on cash	2,265	(3,114)
Net increase in cash and cash equivalents	2,483	11,247
Cash and cash equivalents at beginning of period	156,915	106,728
Cash and cash equivalents at end of period	$159,398	$117,975

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

NOTE 2.        ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2011 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

There were no new accounting pronouncements adopted or enacted during the three and six months ended June 30, 2011 that had, or are expected to have, a material impact on our financial statements.

NOTE 3.        SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units with vesting conditions and employee stock purchase rights awarded during the three and six months ended June 30, 2011 totaled $2.4 million and $23.5 million, respectively, compared to $0.4 million and $15.4 million for the three and six months ended June 30, 2010, respectively.

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at June 30, 2011 was $35.1 million, which will be recognized over a weighted average of approximately 2.1 years.

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

	For the Six Months Ended June 30,
	2011	2010

Expected stock price volatility	33%	31%
Expected term, in years	4.8	4.9
Risk-free interest rate	2.3%	2.3%

Weighted average fair value of options granted	$24.87	$16.56

NOTE 4.        INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2011	2010

Raw materials	$30,176	$26,758
Work-in-process	14,097	13,790
Finished goods	89,661	87,337
	$133,934	$127,885

NOTE 5.        GOODWILL AND INTANGIBLE ASSETS

The increase in goodwill during the six months ended June 30, 2011 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the six months ended June 30, 2011 resulted from the continued amortization of our intangible assets, partly offset by the impact of changes in foreign currency exchange rates.

NOTE 6.        OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010

Investment in long-term product supply arrangements	$12,452	$12,120
Customer acquisition costs, net	13,229	5,470
Other assets	13,925	12,374
	$39,606	$29,964

NOTE 7.        ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

Accrued expenses	$41,388	$36,150
Accrued employee compensation and related expenses	39,328	47,914
Accrued taxes	11,242	12,320
Accrued customer programs	29,940	22,214
	$121,898	$118,598

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

The following is a summary of changes in accrued warranty reserves for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Balance, beginning of period	$1,763	$2,614	$2,196	$3,086
Provision for warranty expense	711	1,020	1,233	1,941
Change in estimate, balance beginning of period	(146)	(90)	(237)	(570)
Settlement of warranty liability	(653)	(947)	(1,517)	(1,860)
Balance, end of period	$1,675	$2,597	$1,675	$2,597

NOTE 9.        REPURCHASES OF COMMON STOCK

The following is a summary of our open market common stock repurchases for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Shares repurchased	759	422	1,297	1,513
Total cost of shares repurchased	$58,479	$25,996	$98,419	$83,724
Average cost per share	$77.08	$61.66	$75.89	$55.32

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. Shares acquired through employee surrenders were not significant for the three months ended June 30, 2011 and for the same period of the prior year. We acquired 53,015 shares at a total cost of $4.1 million in connection with such employee surrenders for the six months ended June 30, 2011 compared to 48,662 shares at a total cost of $2.6 million for the same period of the prior year. Employee surrenders are generally most significant during the first quarter of each year in connection with the annual vesting of restricted stock unit awards.

In 2011, we began issuing shares of treasury stock upon the vesting of certain restricted stock units. The number of shares of treasury stock issued during the three and six months ended June 30, 2011 was not significant.

NOTE 10.      INCOME TAXES

Our effective income tax rates were 31.4% and 31.3% for the three and six months ended June 30, 2011 compared to 31.5% and 31.4% for the three and six months ended June 30, 2010. The decrease in our effective income tax rate was due primarily to federal research and development tax incentives that were available during the three and six months ended June 30, 2011 but not available during the same period of the prior year, partly offset by higher relative earnings subject to domestic tax rates that are higher than international tax rates.

NOTE 11.      COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$48,654	$37,197	$85,260	$70,225
Less: Net (loss) income attributable to noncontrolling interest	(3)	4	(9)	6
Net income attributable to IDEXX Laboratories, Inc. stockholders	48,657	37,193	85,269	70,219
Other comprehensive income attributable to IDEXX Laboratories, Inc. stockholders:
Foreign currency translation adjustments	5,438	(7,339)	13,579	(12,887)
Change in fair value of foreign currency contracts classified as hedges, net of tax	1,276	4,020	(976)	6,295
Change in fair value of interest rate swaps classified as hedges, net of tax	177	(191)	353	(773)
Change in fair value of investments, net of tax	(10)	(109)	45	(52)
Comprehensive income attributable to IDEXX Laboratories, Inc. stockholders	$55,538	$33,574	$98,270	$62,802

NOTE 12.      EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to IDEXX Laboratories, Inc. stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method, unless the effect is anti-dilutive.

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Shares outstanding for basic earnings per share	57,276	57,747	57,366	57,890

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	57,276	57,747	57,366	57,890
Dilutive effect of share-based payment awards	1,451	1,899	1,568	1,985
	58,727	59,646	58,934	59,875

Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Weighted average number of shares underlying anti-dilutive options	617	547	513	624

NOTE 13.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, in January 2010, we received a letter from the U.S. Federal Trade Commission (“FTC”), stating that it was conducting an investigation to determine whether we or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”) through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter stated that the FTC has not concluded that we or anyone else has violated Section 5 of the FTC Act. In April 2010, we received a subpoena from the FTC requesting that we provide the FTC with documents and information relevant to this investigation. We are cooperating fully with the FTC in its investigation.

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

We believe that our marketing and sales practices for companion animal veterinary products and services do not violate the antitrust laws of the U.S., U.K., or any other country. At this time, we cannot predict whether government investigations will lead to enforcement proceedings, or what the outcomes of those proceedings will be, including whether those outcomes will involve the payment of fines or penalties. As such, we have not recognized a loss contingency as potential losses related to either investigation are neither probable nor can they reasonably be estimated through the date of the filing of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011.

Significant commitments, contingencies and guarantees at June 30, 2011 are consistent with those discussed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 14.      SEGMENT REPORTING

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

The accounting policies of the segments are consistent with those discussed in Notes 1 and 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the change in our measure of segment profitability during the three months ended March 31, 2011 as discussed below. Intersegment revenues, which are not included in the table below, were not significant for the three and six months ended June 30, 2011 and 2010.

During the three months ended March 31, 2011, we changed the measure of profitability for our reportable segments. As a result of this change, a portion of corporate support function expenses and personnel-related expenses, certain manufacturing costs and certain foreign currency exchange gains and losses are no longer allocated to our reportable segments and, instead, are reported under the caption “Unallocated Amounts.” Similar to our treatment of share-based compensation expense, we estimate corporate support function expenses and certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is now reported under the caption “Unallocated Amounts.”  With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these costs as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent expense recognition is now reported within the caption “Unallocated Amounts.” Prior to the three months ended March 31, 2011, “Unallocated Amounts” included primarily corporate research and development expenses that did not align with one of our existing business or service categories and the difference between estimated and actual share-based compensation expense. The segment income (loss) from operations discussed within this report for the three and six months ended June 30, 2010 have been restated to conform to our new measure of segment profitability. This change in measure of segment profitability did not have a material impact on the results of operations for any of our individual segments. There was no change to the business composition of our reportable segments.

The following is a summary of segment performance for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2011
Revenue	$259,734	$21,510	$25,367	$11,251	$-	$317,862

Income (loss) from operations	$58,270	$8,401	$7,176	$309	$(2,858)	$71,298
Interest expense, net						(363)
Income before provision for income taxes						70,935
Provision for income taxes						22,281
Net income						48,654
Net (loss) attributable to noncontrolling interest						(3)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$48,657

2010
Revenue	$232,320	$19,448	$19,160	$10,554	$-	$281,482

Income (loss) from operations	$47,140	$8,150	$4,549	$638	$(5,642)	$54,835
Interest expense, net						(551)
Income before provision for income taxes						54,284
Provision for income taxes						17,087
Net income						37,197
Net income attributable to noncontrolling interest						4
Net income attributable to IDEXX Laboratories, Inc. stockholders						$37,193

	For the Six Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2011
Revenue	$500,323	$40,475	$49,306	$20,430	$-	$610,534

Income (loss) from operations	$101,242	$15,348	$14,326	$(241)	$(5,845)	$124,830
Interest expense, net						(722)
Income before provision for income taxes						124,108
Provision for income taxes						38,848
Net income						85,260
Net (loss) attributable to noncontrolling interest						(9)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$85,269

2010
Revenue	$453,737	$37,312	$39,101	$19,857	$-	$550,007

Income (loss) from operations	$87,962	$15,662	$9,127	$1,188	$(10,676)	$103,263
Interest expense, net						(863)
Income before provision for income taxes						102,400
Provision for income taxes						32,175
Net income						70,225
Net income attributable to noncontrolling interest						6
Net income attributable to IDEXX Laboratories, Inc. stockholders						$70,219

The following is a summary of revenue by product and service category for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
CAG segment revenue:
Instruments and consumables	$98,603	$86,455	$192,490	$169,837
Rapid assay products	44,193	40,481	82,810	79,924
Reference laboratory diagnostic and consulting services	99,087	86,048	188,215	165,888
Practice management systems and digital radiography	17,851	19,336	36,808	38,088
CAG segment revenue	259,734	232,320	500,323	453,737

Water segment revenue	21,510	19,448	40,475	37,312
LPD segment revenue	25,367	19,160	49,306	39,101
Other segment revenue	11,251	10,554	20,430	19,857

Total revenue	$317,862	$281,482	$610,534	$550,007

NOTE 15.      FAIR VALUE MEASUREMENTS

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

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At June 30, 2011 and December 31, 2010, we had no Level 3 assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the six months ended June 30, 2011. We did not have any transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2011.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at June 30, 2011 and at December 31, 2010 by level within the fair value hierarchy (in thousands):

As of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011

Assets
Money market funds(1)	$67,029	$-	$-	$67,029
Equity mutual funds(2)	2,299	-	-	2,299
Foreign currency exchange contracts(3)	-	2,892	-	2,892
Liabilities
Foreign currency exchange contracts(3)	-	6,538	-	6,538
Deferred compensation(4)	2,299	-	-	2,299
Interest rate swaps(5)	-	1,051	-	1,051

As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010

Assets
Money market funds(1)	$67,025	$-	$-	$67,025
Equity mutual funds(2)	2,222	-	-	2,222
Liabilities
Foreign currency exchange contracts(3)	-	2,234	-	2,234
Deferred compensation(4)	2,222	-	-	2,222
Interest rate swaps(5)	-	1,611	-	1,611

(1)	Money market funds are included within cash and cash equivalents.
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

Based on current market conditions, we believe that we could obtain an unsecured short-term revolving credit facility similar to our current unsecured short-term revolving credit facility (“Credit Facility”) at prevailing market rates. Applicable interest rates on borrowings under the Credit Facility generally range from 0.375 to 0.875 percentage points (“Credit Spread”) above the London interbank rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio. We believe that the Credit Spread on a new facility would most likely range from 0.875 to 1.250. As a result, the fair value of our current Credit Facility would be approximately $132 million as of June 30, 2011, assuming the amounts outstanding at June 30, 2011 remained consistent for the duration of the Credit Facility.

The estimated fair value of long-term debt approximates the carrying value based on current market prices for similar debt issues with similar remaining maturities.

Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, accounts receivable, investments and derivatives. To mitigate such risk with respect to cash, cash equivalents and investments, we place our cash with highly-rated financial institutions, in non-interest bearing accounts that are fully insured by the U.S. government and money market funds invested in government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited. We maintain an allowance for doubtful accounts, but historically have not experienced any significant losses related to an individual customer or group of customers in any particular industry or geographic area. To mitigate concentration of credit risk with respect to derivatives we enter into transactions with highly-rated financial institutions, enter into master netting arrangements with the counterparties to our derivative transactions and frequently monitor the credit worthiness of our counterparties.

NOTE 16.      DERIVATIVE INSTRUMENTS AND HEDGING

Disclosure within this footnote is presented to provide transparency about how and why we use derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect our financial position, results of operations and cash flows. Derivative instruments are recognized on the balance sheet as either assets or liabilities at fair value with a corresponding offset to other comprehensive income (“OCI”), which is presented net of tax.

We are exposed to certain risks related to our ongoing business operations. The primary risks that we manage by using derivative instruments are foreign currency exchange risk and interest rate risk. Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. We have entered into interest rate swaps to manage interest rate risk associated with $80 million of our variable-rate debt through March 30, 2012.

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Market gains and losses are deferred in OCI until the contract matures, which is the period when the related obligation is settled. We primarily utilize forward exchange contracts with durations of less than 24 months. We present our derivative assets and liabilities on the balance sheet on a gross basis.

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

We did not de-designate any instruments from hedge accounting treatment during the three and six months ended June 30, 2011 or 2010. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2011 and 2010 were not material. At June 30, 2011, the estimated net amount of losses, net of tax, that are expected to be reclassified out of OCI and into earnings within the next 12 months is $3.1 million if exchange and interest rates do not fluctuate from the levels at June 30, 2011.

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

The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	June 30,	December 31,
	2011	2010

Euro	$73,707	$59,360
British Pound	25,108	21,144
Canadian Dollar	26,118	21,776
Australian Dollar	9,091	7,930
Japanese Yen	12,286	10,427
	$146,310	$120,637

Currency Purchased	U.S. Dollar Equivalent
	June 30,	December 31,
	2011	2010

Swiss Franc	$20,615	$12,542

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	June 30,	December 31,
	2011	2010

Interest rate swaps	$80,000	$80,000

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

	Asset Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$2,199	Other current assets	$-
Foreign currency exchange contracts	Other long-term assets, net	693	Other long-term assets, net	-
Total derivative instruments		$2,892		$-

	Liability Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Accrued expenses	$5,682	Accrued expenses	$2,234
Foreign currency exchange contracts	Other long-term liabilities	856	Other long-term liabilities	-
Interest rate swaps	Accrued expenses	1,051	Accrued expenses	1,611
Total derivative instruments		$7,589		$3,845

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheet for the three and six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative instruments	2011	2010	2011	2010

Foreign currency exchange contracts, net of tax	$1,276	$4,020	$(976)	$6,295
Interest rate swaps, net of tax	177	(191)	353	(773)
Total derivative instruments, net of tax	$1,453	$3,829	$(623)	$5,522

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 consisted of the following (in thousands):

	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from OCI into Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative instruments	(Effective Portion)	2011	2010	2011	2010

Foreign currency exchange contracts	Cost of revenue	$(2,286)	$846	$(3,577)	$435
Interest rate swaps	Interest expense	(358)	(345)	(699)	(345)
		$(2,644)	$501	$(4,276)	$90

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance, the effect of economic conditions on our business performance; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. The risks and uncertainties discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Quarterly Report was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

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

During the three months ended March 31, 2011, we changed the measure of profitability for our reportable segments. As a result of this change, a portion of corporate support function expenses and personnel-related expenses, certain manufacturing costs and certain foreign currency exchange gains and losses are no longer allocated to our reportable segments and, instead, are reported under the caption “Unallocated Amounts.” Similar to our treatment of share-based compensation expense, we estimate corporate support function expenses and certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is now reported under the caption “Unallocated Amounts.” With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We then record these costs as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent expense recognition is now reported within the caption “Unallocated Amounts.” Prior to the three months ended March 31, 2011, “Unallocated Amounts” included primarily corporate research and development expenses that did not align with one of our existing business or service categories and the difference between estimated and actual share-based compensation expense. The segment income (loss) from operations discussed within this report for the three and six months ended June 30, 2010 have been restated to conform to our new measure of segment profitability. This change in measure of segment profitability did not have a material impact on the results of operations for any of our individual segments. There was no change to the business composition of our reportable segments.

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

Currency Impact. For both the three and six months ended June 30, 2011, approximately 26% of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies compared to 25% for both the three and six months ended June 30, 2010. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impacts of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

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

During the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, changes in foreign currency exchange rates increased total company revenue by approximately $13.4 million, due primarily to the weakening of the U.S. dollar against the Euro and, to a lesser extent, the Australian dollar, British pound, Japanese yen and Canadian dollar.

During the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, changes in foreign currency exchange rates increased total company revenue by approximately $16.6 million, due primarily to the weakening of the U.S. dollar against the Euro and, to a lesser extent, the Australian dollar, Japanese yen, Canadian dollar and British pound.

These changes in foreign currency exchange rates impacted the revenues generated by each of our individual operating segments in a manner similar to the impact on the company as a whole.

Effect of Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions since approximately mid-2008. In our CAG segment, we believe that low economic growth and relatively high unemployment have led to negative or cautious consumer sentiment, which has affected the number of patient visits to veterinary clinics. Since the beginning of the economic slowdown, patient visits have been flat to slightly down in each year-over-year period. We continued to observe this trend during the three and six months ended June 30, 2011 relative to the same periods in 2010. We believe the essentially flat patient visits have had a slightly negative impact on the growth rate of sales of rapid assay tests, instrument consumables and reference laboratory diagnostic and consulting services. In addition, we believe the rate of growth of sales of our instruments and digital radiography systems, which are larger capital purchases for veterinarians, has been negatively affected by continued caution among veterinarians regarding economic conditions. Weaker economic conditions have also caused our customers to remain sensitive to the pricing of our products and services resulting in lower growth due to limited price increases for certain products.

We also believe that current economic conditions have affected purchasing decisions by certain customer groups in our Water business. Lower water testing volumes have resulted from a decline in discretionary testing.

We believe that the diversity and innovative nature of our products and services, and the geographic diversity of our markets, have and will continue to partially mitigate the effects of the slow economic growth and negative consumer sentiment. However, until we see improvements in broad factors that measure the economic climate both in the United States and Europe, we expect our growth rates will continue to be negatively affected.

■ Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2011 are consistent with those discussed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

■ Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue

Total Company. The following table presents revenue by operating segment:

For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2011	2010	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions (2)	Organic Revenue Growth(3)

CAG	$259,734	$232,320	$27,414	11.8%	4.3%	0.1%	7.4%
Water	21,510	19,448	2,062	10.6%	4.7%	-	5.9%
LPD	25,367	19,160	6,207	32.4%	11.1%	-	21.3%
Other	11,251	10,554	697	6.6%	3.1%	-	3.5%
Total Company	$317,862	$281,482	$36,380	12.9%	4.8%	-	8.1%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the three months ended June 30, 2011 and the same period of the prior year applied to foreign currency denominated revenues for the three months ended June 30, 2011.

(2)
Represents the percentage change in revenue during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 attributed to incremental revenues from acquisitions subsequent to March 31, 2010.

(3)
Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 net of acquisitions and the effect of changes in foreign currency exchange rates.

The following revenue analysis and discussion reports on organic revenue growth. Organic revenue growth should be considered in addition to, and not as a replacement for or as superior to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Three Months Ended June 30,
Net Revenue (dollars in thousands)	2011	2010	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions (2)	Organic Revenue Growth(3)

Instruments and consumables	$98,603	$86,455	$12,148	14.1%	5.2%	-	8.9%
Rapid assay products	44,193	40,481	3,712	9.2%	2.3%	-	6.9%
Reference laboratory diagnostic and consulting services	99,087	86,048	13,039	15.2%	5.3%	0.1%	9.8%
Practice management systems and digital radiography	17,851	19,336	(1,485)	(7.7%)	0.5%	-	(8.2%)
Net CAG revenue	$259,734	$232,320	$27,414	11.8%	4.3%	0.1%	7.4%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the three months ended June 30, 2011 and the same period of the prior year applied to foreign currency denominated revenues for the three months ended June 30, 2011.

(2)
Represents the percentage change in revenue during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 attributed to incremental revenues from acquisitions subsequent to March 31, 2010.

(3)
Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 net of acquisitions and the effect of changes in foreign currency exchange rates.

Instruments revenue was $21.1 million and $19.0 million for the three months ended June 30, 2011 and 2010, respectively. Consumables revenue was $66.2 million and $57.5 million for the three months ended June 30, 2011 and 2010, respectively. Instrument service and accessories revenue was $11.0 million and $9.7 million for the three months ended June 30, 2011 and 2010, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. The $2.1 million increase in instruments revenue was due primarily to sales of our ProCyte® Dx instrument, the hematology analyzer that we began shipping during the third quarter of 2010, partly offset by lower sales volumes of our other instruments as some of our sales focus has shifted to ProCyte Dx® and, to a lesser extent, lower average unit sales prices.  Lower average unit sales prices were due, in part, to discounts associated with customer purchase programs. The $8.7 million increase in consumables revenue was due primarily to higher sales volumes of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument as customers continue to upgrade from VetTest® and other chemistry instruments to Catalyst Dx® instruments. Sales of consumables used with our ProCyte Dx® instrument also contributed to the increase in consumables revenue. The $1.3 million increase in instrument service and accessories revenue was primarily a result of the increase in our active installed base of instruments. The impact from changes in distributors’ inventory levels contributed 1% to instruments and consumables growth.

The increase in rapid assay revenue was due primarily to the favorable impact from changes in distributors’ inventory levels and, to a lesser extent, an increase in U.S. practice-level sales of our canine heartworm and canine combination test products and sales of our feline pancreatitis test product that we began shipping during the second quarter of 2011. Changes in distributors’ inventory levels increased revenue growth by 5%. These favorable impacts were partly offset by a decrease in U.S. practice-level sales of our feline combination test products as we continue to see a negative trend in feline visits to the veterinarian.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volume and, to a lesser extent, price increases. Higher testing volume was driven by the acquisition of new customers due in part to geographic expansion and customer acquisition related programs in which customers are provided incentives in the form of IDEXX points or cash in exchange for agreements to purchase services in future periods.

The decrease in practice management systems and digital radiography revenue resulted primarily from a decrease in sales of our digital radiography systems, partly offset by higher service and support revenue. Revenue generated from sales of digital radiography systems decreased in the second quarter of 2011 due to fewer system placements, combined with an increase in placement activity under customer acquisition related programs for which the consideration and related revenue is received and recognized over future periods.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volume. This favorable impact was partly offset by higher relative sales of Colilert® products in geographies where products are sold at lower average unit sales prices.

Livestock and Poultry Diagnostics. The increase in LPD revenue resulted primarily from higher sales volumes of certain bovine tests and, to a lesser extent, higher sales volumes of certain swine tests. The timing of revenue recognized related to a customer where revenue is recognized on the cash basis of accounting due to uncertain collectibility also contributed to the increase in revenue. The increased sales volume of certain bovine tests was due, in part, to sales in Germany where we have won several government tenders for testing in connection with a country-wide eradication program for a virus impacting beef and dairy production yields. These increases were partly offset by lower average unit sales prices of Bovine Spongiform Encephalopathy (“BSE” or “mad cow disease”) tests due to increasing competitive pressures. Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for BSE in the European Union was increased from 30 months to 48 months, which reduced the population of cattle to be tested. Effective July 1, 2011, the age has been further increased to 72 months, which will likely further reduce the population of cattle tested for this disease.

Other. The increase in Other revenue was primarily attributable to higher sales volumes of our OPTI Medical instruments and consumables, partly offset by lower sales volumes of our Dairy SNAP® Beta Lactam test used for the detection of antibiotic residue in milk.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Three Months Ended June 30,
Gross Profit (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$138,332	53.3%	$120,125	51.7%	$18,207	15.2%
Water	12,968	60.3%	12,328	63.4%	640	5.2%
LPD	17,335	68.3%	13,275	69.3%	4,060	30.6%
Other	4,742	42.2%	4,610	43.7%	132	2.9%
Unallocated amounts	656	N/A	(1,054)	N/A	1,710	N/A
Total Company	$174,033	54.8%	$149,284	53.0%	$24,749	16.6%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 53% from 52%. The increase in gross profit percentage was due primarily to higher relative sales of higher margin consumables used with our IDEXX VetLab® instruments and reduced overall manufacturing costs associated with our IDEXX VetLab® instruments. These favorable impacts were partly offset by the net unfavorable impact of currency as the favorable impact from changes in foreign currency exchange rates was more than offset by the impact of increased hedging losses.

Water. Gross profit for Water increased as higher sales were partly offset by a decrease in the gross profit percentage to 60% from 63%. The decrease in the gross profit percentage was due primarily to lower average unit sales prices of our Colilert® products, higher freight costs as a result of rising fuel prices and the net unfavorable impact of currency as the favorable impact from changes in foreign currency exchange rates was more than offset by the impact of increased hedging losses. These unfavorable impacts were partly offset by the timing of certain manufacturing costs and, to a lesser extent, higher relative sales of our Colilert® products that yield higher margins.

Livestock and Poultry Diagnostics. Gross profit for LPD increased as higher sales were partly offset by a decrease in the gross profit percentage to 68% from 69%. The decrease in the gross profit percentage was due primarily to the net unfavorable impact of currency as the favorable impact from changes in foreign currency exchange rates was more than offset by the impact of increased hedging losses and higher relative sales of products that yield lower margins coupled with lower average unit sales prices for our BSE tests due to competitive pressures. These unfavorable impacts were partly offset by lower manufacturing costs and the timing of revenue recognized related to a customer where revenue is recognized on the cash basis of accounting due to uncertain collectibility. The decrease in manufacturing costs was due primarily to benefits achieved from economies of scale as a result of an increase in sales volume.

Other. Gross profit for Other operating units increased as higher sales were partly offset by a decrease in the gross profit percentage to 42% from 44%. The decrease in the gross profit percentage was due primarily to higher freight and distribution costs in our Dairy business as a result of rising fuel prices and higher relative sales of lower margin products.  These unfavorable items were partly offset by lower overall manufacturing costs due primarily to benefits achieved from economies of scale as a result of an increase in sales and manufacturing volume in our OPTI Medical line of business.

Unallocated amounts. Gross profit for Unallocated increased due primarily to the favorable impact of certain manufacturing costs. See the subsection above titled “Business Overview and Trends” under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 for further information regarding the nature of these manufacturing costs.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended June 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$80,062	30.8%	$72,985	31.4%	$7,077	9.7%
Water	4,567	21.2%	4,178	21.5%	389	9.3%
LPD	10,159	40.1%	8,726	45.5%	1,433	16.4%
Other	4,433	39.4%	3,972	37.6%	461	11.6%
Unallocated amounts	3,514	N/A	4,588	N/A	(1,074)	(23.4%)
Total Company	$102,735	32.3%	$94,449	33.6%	$8,286	8.8%

Operating Income (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$58,270	22.4%	$47,140	20.3%	$11,130	23.6%
Water	8,401	39.1%	8,150	41.9%	251	3.1%
LPD	7,176	28.3%	4,549	23.7%	2,627	57.8%
Other	309	2.8%	638	6.1%	(329)	(51.6%)
Unallocated amounts	(2,858)	N/A	(5,642)	N/A	2,784	49.3%
Total Company	$71,298	22.4%	$54,835	19.5%	$16,463	30.0%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Three Months Ended June 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$42,424	16.3%	$37,182	16.0%	$5,242	14.1%
General and administrative	25,829	9.9%	24,540	10.6%	1,289	5.3%
Research and development	11,809	4.6%	11,263	4.9%	546	4.9%
Total operating expenses	$80,062	30.8%	$72,985	31.4%	$7,077	9.7%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs and the unfavorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates and higher personnel-related costs. The increase in research and development expense was due primarily to increased personnel-related costs and higher consulting expenses.

Water. The following table presents Water operating expenses by functional area:

For the Three Months Ended June 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$2,351	10.9%	$1,979	10.2%	$372	18.8%
General and administrative	1,577	7.3%	1,591	8.2%	(14)	(0.9%)
Research and development	639	3.0%	608	3.1%	31	5.1%
Total operating expenses	$4,567	21.2%	$4,178	21.5%	$389	9.3%

The increase in sales and marketing expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates, higher personnel-related costs and increased spending on market research, advertising and promotional activities. The increase in research and development expense was due primarily to higher costs incurred on research studies partly offset by a decrease in personnel-related costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

For the Three Months Ended June 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$4,102	16.2%	$3,467	18.1%	$635	18.3%
General and administrative	3,131	12.3%	3,020	15.8%	111	3.7%
Research and development	2,926	11.5%	2,239	11.7%	687	30.7%
Total operating expenses	$10,159	40.1%	$8,726	45.5%	$1,433	16.4%

The increase in sales and marketing expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates and an increase in personnel-related costs related primarily to an increase in sales personnel. The increase in general and administrative expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates, partly offset by a decrease in personnel-related costs. The increase in research and development expense was due primarily to an increase in personnel-related costs and the unfavorable impact of changes in foreign currency exchange rates.

Other. Operating expenses for Other operating units increased $0.5 million to $4.4 million for the three months ended June 30, 2011 due primarily to higher research and development costs and personnel-related costs in our OPTI Medical line of business and the unfavorable impact of changes in foreign currency exchange rates.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $1.1 million to $3.5 million for the three months ended June 30, 2011 due primarily to certain foreign exchange gains, partly offset by legal and other professional fees incurred in connection with the United Kingdom Office of Fair Trading (“OFT”) and U.S. Federal Trade Commission (“FTC”) investigations, discussed in more detail under the heading “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Interest Income and Interest Expense

Interest income was $0.4 million for the three months ended June 30, 2011 compared to $0.1 million for the same period of the prior year. The increase in interest income was due primarily to higher effective interest rates.

Interest expense was $0.8 million for the three months ended June 30, 2011 compared to $0.7 million for the same period in 2010. The increase in interest expense was due primarily to higher effective interest rates, partly offset by lower average balances outstanding on our unsecured short-term revolving credit facility (“Credit Facility”).

Provision for Income Taxes

Our effective income tax rate was 31.4% for the three months ended June 30, 2011 compared to 31.5% for the three months ended June 30, 2010. The decrease in our effective income tax rate was due primarily to federal research and development tax incentives that were available during the three months ended June 30, 2011 but not available during the same period of the prior year, partly offset by higher relative earnings subject to domestic tax rates that are higher than international tax rates.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

Total Company. The following table presents revenue by operating segment:

For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2011	2010	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions (2)	Organic Revenue Growth(3)

CAG	$500,323	$453,737	$46,586	10.3%	2.8%	0.1%	7.4%
Water	40,475	37,312	3,163	8.5%	3.2%	-	5.3%
LPD	49,306	39,101	10,205	26.1%	5.5%	-	20.6%
Other	20,430	19,857	573	2.9%	2.2%	-	0.7%
Total Company	$610,534	$550,007	$60,527	11.0%	3.1%	-	7.9%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the six months ended June 30, 2011 and the same period of the prior year applied to foreign currency denominated revenues for the six months ended June 30, 2011.

(2)
Represents the percentage change in revenue during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 attributed to incremental revenues from acquisitions subsequent to December 31, 2009.

(3)
Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 net of acquisitions and the effect of changes in foreign currency exchange rates.

The following revenue analysis and discussion reports on organic revenue growth. Organic revenue growth should be considered in addition to, and not as a replacement for or as superior to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Six Months Ended June 30,
Net Revenue (dollars in thousands)	2011	2010	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions (2)	Organic Revenue Growth(3)

Instruments and consumables	$192,490	$169,837	$22,653	13.3%	3.4%	-	9.9%
Rapid assay products	82,810	79,924	2,886	3.6%	1.4%	-	2.2%
Reference laboratory diagnostic and consulting services	188,215	165,888	22,327	13.5%	3.5%	0.1%	9.9%
Practice management systems and digital radiography	36,808	38,088	(1,280)	(3.4%)	0.5%	-	(3.9%)
Net CAG revenue	$500,323	$453,737	$46,586	10.3%	2.8%	0.1%	7.4%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the six months ended June 30, 2011 and the same period of the prior year applied to foreign currency denominated revenues for the six months ended June 30, 2011.

(2)
Represents the percentage change in revenue during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 attributed to incremental revenues from acquisitions subsequent to December 31, 2009.

(3)
Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 net of acquisitions and the effect of changes in foreign currency exchange rates.

Instruments revenue was $40.1 million and $36.4 million for the six months ended June 30, 2011 and 2010, respectively. Consumables revenue was $130.2 million and $113.7 million for the six months ended June 30, 2011 and 2010, respectively. Instrument service and accessories revenue was $21.6 million and $19.2 million for the six months ended June 30, 2011 and 2010, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. The $3.7 million increase in instruments revenue was due primarily to sales of our ProCyte® Dx instrument, the hematology analyzer that we began shipping during the third quarter of 2010, partly offset by lower sales volumes of our other instruments as some of our sales focus has shifted to ProCyte Dx®. The $16.5 million increase in consumables revenue was due primarily to higher sales volumes of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument as customers continue to upgrade from VetTest® and other chemistry instruments to Catalyst Dx® instruments. Sales of consumables used with our ProCyte Dx® instrument also contributed to the increase in consumables revenue. The $2.4 million increase in instrument service and accessories revenue was primarily a result of the increase in our active installed base of instruments. The impact from changes in distributors’ inventory levels contributed 1% to instruments and consumables growth.

The increase in rapid assay revenue was due primarily to an increase in U.S. practice-level sales of our canine heartworm and combination test products and sales of our feline pancreatitis test product that we began shipping during the second quarter of 2011. The impact from changes in distributors’ inventory levels reduced revenue growth by 1%.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volume and, to a lesser extent, price increases. Higher testing volume was driven by the acquisition of new customers due in part to geographic expansion and customer acquisition related programs in which customers are provided incentives in the form of IDEXX points or cash in exchange for agreements to purchase services in future periods.

The decrease in practice management systems and digital radiography revenue resulted primarily from a decrease in sales of our digital radiography systems, partly offset by higher service and support revenue and, to a lesser extent, an increase in sales volume of practice management systems. Revenue generated from sales of digital radiography systems decreased during the six months ended June 30, 2011 due to an increase in placement activity under customer acquisition related programs for which the consideration and related revenue is received and recognized over future periods and fewer system placements.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volume and, to a lesser extent, higher Quanti-Tray® product sales volume. This favorable impact was partly offset by lower average unit sales prices of our Colilert® products, due primarily to higher relative sales in geographies where our products are sold at lower average unit sales prices.

Livestock and Poultry Diagnostics. The increase in LPD revenue resulted primarily from higher sales volumes of certain bovine tests and, to a lesser extent, higher sales volumes of certain swine and poultry tests. The timing of revenue recognized related to a customer where revenue is recognized on the cash basis of accounting due to uncertain collectibility also contributed to the increase in revenue. The increased sales volume of certain bovine tests was due, in part, to sales in Germany where we have won several government tenders for testing in connection with a country-wide eradication program for a virus impacting beef and dairy production yields.  These increases were partly offset by lower average unit sales prices of BSE tests due to increasing competitive pressures and higher relative sales of certain of our swine tests in geographies where those tests are sold at lower average unit sales prices.

Other. The increase in Other revenue was primarily attributable to higher sales volumes of our OPTI Medical instruments and consumables, partly offset by lower sales volumes of our Dairy SNAP® Beta Lactam test used for the detection of antibiotic residue in milk.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Six Months Ended June 30,
Gross Profit (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$261,683	52.3%	$233,868	51.5%	$27,815	11.9%
Water	24,359	60.2%	23,903	64.1%	456	1.9%
LPD	33,882	68.7%	26,483	67.7%	7,399	27.9%
Other	8,484	41.5%	8,983	45.2%	(499)	(5.6%)
Unallocated amounts	550	N/A	(1,592)	N/A	2,142	N/A
Total Company	$328,958	53.9%	$291,645	53.0%	$37,313	12.8%

Companion Animal Group. Gross profit increased due to higher sales and a slight increase in the gross profit percentage. The increase in the gross profit percentage was due primarily to reduced overall manufacturing costs associated with our IDEXX VetLab® instruments and higher average unit sales prices, driven primarily by our reference laboratory and diagnostic consulting services business. These favorable impacts were partly offset by the net unfavorable impact of currency as the favorable impact from changes in foreign currency exchange rates was more than offset by the impact of increased hedging losses.

Water. Gross profit for Water increased as higher sales were partly offset by a decrease in the gross profit percentage to 60% from 64%. The decrease in the gross profit percentage was due primarily to lower average unit sales prices of our Colilert® products, higher freight costs as a result of rising fuel prices, the net unfavorable impact of currency as the favorable impact from changes in foreign currency exchange rates was more than offset by the impact of increased hedging losses and the timing of certain manufacturing costs.

Livestock and Poultry Diagnostics. Gross profit for LPD increased due to higher sales and an increase in the gross profit percentage to 69% from 68%. The increase in the gross profit percentage was due primarily to lower manufacturing costs and, to a lesser extent, the timing of revenue recognized related to a customer where revenue is recognized on the cash basis of accounting due to uncertain collectibility. The decrease in manufacturing costs was due primarily to benefits achieved from economies of scale as a result of the increase in sales volume. These favorable impacts were partly offset by the net unfavorable impact of currency as the favorable impact from changes in foreign currency exchange rates was more than offset by the impact of increased hedging losses and higher relative sales of products that yield lower margins.

Other. Gross profit for Other operating units decreased due to a decrease in the gross profit percentage to 42% from 45% partly offset by higher sales. The decrease in the gross profit percentage was due primarily to higher freight and distribution costs in our Dairy business as a result of rising fuel prices and higher relative sales of lower margin products. These unfavorable impacts were partly offset by lower overall manufacturing costs due primarily to benefits achieved from economies of scale as a result of an increase in sales and manufacturing volume in our OPTI Medical line of business.

Unallocated amounts. Gross profit for Unallocated increased due primarily to the favorable impact of certain manufacturing costs. See the subsection above titled “Business Overview and Trends” under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011 for further information regarding the nature of these manufacturing costs.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

For the Six Months Ended June 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$160,441	32.1%	$145,906	32.2%	$14,535	10.0%
Water	9,011	22.3%	8,241	22.1%	770	9.3%
LPD	19,556	39.7%	17,356	44.4%	2,200	12.7%
Other	8,725	42.7%	7,795	39.3%	930	11.9%
Unallocated amounts	6,395	N/A	9,084	N/A	(2,689)	(29.6%)
Total Company	$204,128	33.4%	$188,382	34.3%	$15,746	8.4%

Operating Income (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$101,242	20.2%	$87,962	19.4%	$13,280	15.1%
Water	15,348	37.9%	15,662	42.0%	(314)	(2.0%)
LPD	14,326	29.1%	9,127	23.3%	5,199	57.0%
Other	(241)	(1.2%)	1,188	6.0%	(1,429)	(120.3%)
Unallocated amounts	(5,845)	N/A	(10,676)	N/A	4,831	45.3%
Total Company	$124,830	20.5%	$103,263	18.8%	$21,567	20.9%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Six Months Ended June 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$85,758	17.1%	$75,066	16.5%	$10,692	14.2%
General and administrative	51,217	10.2%	48,628	10.7%	2,589	5.3%
Research and development	23,466	4.7%	22,212	4.9%	1,254	5.6%
Total operating expenses	$160,441	32.1%	$145,906	32.2%	$14,535	10.0%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs and the unfavorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from an increase in personnel-related costs, the unfavorable impact from changes in foreign currency exchange rates and, to a lesser extent, an increase in costs attributable to investments in information technology. These increases were partly offset by a $0.5 million payment that we earned in the first quarter of 2011 pursuant to the terms of a license agreement. The increase in research and development expense was due primarily to increased personnel-related costs and higher consulting expenses.

Water. The following table presents Water operating expenses by functional area:

For the Six Months Ended June 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$4,666	11.5%	$3,862	10.4%	$804	20.8%
General and administrative	3,183	7.9%	3,160	8.5%	23	0.7%
Research and development	1,162	2.9%	1,219	3.3%	(57)	(4.7%)
Total operating expenses	$9,011	22.3%	8,241	22.1%	770	9.3%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, the unfavorable impact of changes in foreign currency exchange rates and increased spending on market research, advertising and promotional activities. The decrease in research and development expense was due primarily to lower personnel-related expenses.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

For the Six Months Ended June 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$7,804	15.8%	$6,855	17.5%	$949	13.8%
General and administrative	6,126	12.4%	6,121	15.7%	5	0.1%
Research and development	5,626	11.4%	4,380	11.2%	1,246	28.4%
Total operating expenses	$19,556	39.7%	17,356	44.4%	2,200	12.7%

The increase in sales and marketing expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates and an increase in personnel-related costs. The increase in personnel-related costs was due primarily to an increase in sales personnel and higher commissions in connection with increased sales. General and administrative expenses were essentially flat as the unfavorable impact of changes in foreign currency exchange rates was offset by a decrease in personnel-related costs. The increase in research and development expense resulted primarily from an increase in personnel-related costs and the unfavorable impact of changes in foreign currency exchange rates.

Other. Operating expenses for Other operating units increased $0.9 million to $8.7 million for the six months ended June 30, 2011 due primarily to an increase in research and development costs and personnel-related sales and marketing costs in our OPTI Medical line of business and the unfavorable impact of changes in foreign currency exchange rates.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $2.7 million to $6.4 million for the six months ended June 30, 2011 due primarily to certain foreign exchange gains and, to a lesser extent, an impairment charge in 2010 that was absent in 2011. These favorable impacts were partly offset by increased legal and other professional fees incurred in connection with the OFT and FTC investigations, discussed in more detail under the heading “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Interest Income and Interest Expense

Interest income was $0.8 million for the six months ended June 30, 2011 compared to $0.2 million for the same period of the prior year. The increase in interest income was due primarily to higher effective interest rates.

Interest expense was $1.5 million for the six months ended June 30, 2011 compared to $1.1 million for the same period in 2010. The increase in interest expense was due primarily to higher effective interest rates, partly offset by lower average balances outstanding on our Credit Facility. With the commencement of our interest rate swap agreements on March 31, 2010, we effectively fixed our interest rate at 2% plus 0.375 to 0.875 percentage points (“Credit Spread”) on $80 million of funds borrowed under the Credit Facility through March 30, 2012. Because the fixed interest rate under the interest rate swap agreements is higher than the weighted average interest rate of debt outstanding during the six months ended June 30, 2011, interest expense was higher for the six months ended June 30, 2011 as compared to the same period of the prior year.

Provision for Income Taxes

Our effective income tax rate was 31.3% for the six months ended June 30, 2011 compared to 31.4% for the six months ended June 30, 2010. The decrease in our effective income tax rate was due primarily to federal research and development tax incentives that were available during the six months ended June 30, 2011 but not available during the same period of the prior year, partly offset by higher relative earnings subject to domestic tax rates that are higher than international tax rates.

■ Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 3(q) to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no new accounting pronouncements adopted or enacted during the three and six months ended June 30, 2011 that had, or are expected to have, a material impact on our financial statements.

■ Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under the Credit Facility. At June 30, 2011 and December 31, 2010, we had $159.4 million and $156.9 million, respectively, of cash and cash equivalents, and working capital of $195.4 million and $175.5 million, respectively. Additionally, at June 30, 2011, we had remaining borrowing availability of $66.5 million under our $200 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings under our existing Credit Facility will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long-term to fund our business as currently being conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Changes to this position could have adverse tax consequences. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. We expect to continue to fund our operations within the U.S. through a combination of cash flows generated from domestic operating activities and through utilization of our Credit Facility, when necessary. As a result, we expect our cash balance to continue to grow for the foreseeable future as sources of foreign cash flows are generally expected to be greater than uses outside of the U.S.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010

Days sales outstanding(1)	41.2	40.2	38.7	41.9	41.8
Inventory turns(2)	1.7	1.8	1.8	1.7	1.9

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.
(2) Inventory turns represents inventory-related cost of product sales for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(dollars in thousands)	2011	2010	Dollar Change

Net cash provided by operating activities	$88,310	$75,085	$13,225
Net cash used by investing activities	(22,955)	(17,517)	(5,438)
Net cash used by financing activities	(65,137)	(43,207)	(21,930)
Net effect of changes in exchange rates on cash	2,265	(3,114)	5,379
Net increase in cash and cash equivalents	$2,483	$11,247	$(8,764)

Operating Activities. Cash provided by operating activities was $88.3 million for the six months ended June 30, 2011 compared to $75.1 million for the same period in 2010. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from exercises of stock options and vesting of restricted stock units to a financing activity, was $119.6 million for the six months ended June 30, 2011 compared to $101.3 million for the same period in 2010, resulting in incremental operating cash flows of $18.3 million. The total of changes in operating assets and liabilities and the tax benefit from exercises of stock options and vesting of restricted stock units decreased cash by $31.2 million and $26.2 million for the six months ended June 30, 2011 and 2010, respectively, resulting in an incremental decrease in cash of $5.0 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from exercises of stock options and vesting of restricted stock units:

	For the Six Months Ended June 30,
(dollars in thousands)	2011	2010	Dollar Change

Accounts receivable	$(24,213)	$(16,544)	$(7,669)
Inventories	(5,692)	(12,977)	7,285
Other assets	7,293	(1,634)	8,927
Accounts payable	7,002	4,308	2,694
Accrued liabilities	(5,171)	7,432	(12,603)
Deferred revenue	369	2,558	(2,189)
Tax benefit from exercises of stock options and vesting of restricted stock units	(10,854)	(9,372)	(1,482)
Total change in cash due to changes in operating assets and liabilities and the tax benefit from exercises of stock options and vesting of restricted stock units	$(31,266)	$(26,229)	$(5,037)

The increase in accounts receivable for the six months ended June 30, 2011 and 2010 was due primarily to an increase in revenue in those quarters in comparison to the quarters ended December 31, 2010 and 2009, respectively.  The incremental cash used due to the increase in accounts receivable of $7.7 million for the six months ended June 30, 2011, as compared to the same period of the prior year was due primarily to the incremental increase in revenues between the periods. The increase in inventory for the six months ended June 30, 2011 was less than the increase during the six months ended June 30, 2010 due primarily to the timing of inventory receipts, most significantly of slides used with our chemistry analyzers, as discussed in the following paragraph relating to the seasonality of cash flows, which caused inventory balances at December 31, 2010 to be higher than those at December 31, 2009. Incremental cash provided by the change in other assets was due primarily to the use of prepaid tax amounts resulting in lower taxes paid during the six months ended June 30, 2011 in comparison to the same period of the prior year. The increase in accounts payable for June 30, 2011 and 2010 was due primarily to the increase in expenses during those periods, respectively. The increase in the cash used due to the change in accrued liabilities during the six months ended June 30, 2011, as compared to the same period of the prior year was due primarily to the timing of payments made for payroll. The increases in deferred revenue for both the six months ended June 30, 2011 and 2010 was due primarily to increased deferrals related to service contracts as our installed base of instruments and systems continues to grow.

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

Investing Activities. Cash used by investing activities was $23.0 million for the six months ended June 30, 2011 compared to cash used of $17.5 million for the same period of 2010. The increase in cash used by investing activities was due to additional investments in our facilities, information technology and, to a lesser extent, manufacturing equipment. The additional investments in our facilities were due primarily to a $2.6 million investment in our Memphis, Tennessee location during the six months ended June 30, 2011 in comparison to the same period of the prior year. The additional investments in information technology were due primarily to a $3.2 million investment in a hardware and software license to support our internally-developed applications during the six months ended June 30, 2011 in comparison to the same period of the prior year.

This increase in cash used was partly offset by the receipt of milestone payments aggregating $3.0 million during the six months ended June 30, 2011 in connection with the gain and receivable recorded in the third and fourth quarters of 2010 related to the achievement of certain sales milestones by the acquirer of our feline insulin product.

We anticipate capital expenditures in 2011 of approximately $55 million.

Financing Activities. Cash used by financing activities was $65.1 million for the six months ended June 30, 2011 compared to cash used of $43.2 million for the same period in 2010. The increase in cash used by financing activities was due primarily to an increase in cash used to repurchase common stock and lower net borrowings under the Credit Facility, partly offset by an increase in cash provided by the exercise of stock options and employee stock purchase plans, including the related tax benefits.

Net borrowing and repayment activity under our Credit Facility resulted in an incremental use of cash of $11.6 million during the six months ended June 30, 2011 compared to the same period of the prior year. At June 30, 2011, we had $132.5 million outstanding under the Credit Facility, of which $2.5 million was borrowed by our Canadian subsidiary and denominated in Canadian dollars. The general availability of funds under the Credit Facility is further reduced by $1.0 million for a letter of credit issued related to our workers’ compensation policy covering claims for the years 2009, 2010 and 2011. The Credit Facility contains financial and other affirmative and negative covenants, as well as customary events of default, which provide for the acceleration of amounts outstanding under the Credit Facility, or restrict our ability to borrow thereunder, in the event of noncompliance. Our financial covenant requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At June 30, 2011, we were in compliance with the covenants of the Credit Facility.

Cash used to repurchase common stock increased by $14.7 million during the six months ended June 30, 2011 compared to the same period of the prior year. Our board of directors has authorized the repurchase of up to 44 million shares of our common stock in the open market or in negotiated transactions. From the inception of the program in August 1999 to June 30, 2011, we have repurchased 41.5 million shares. During the six months ended June 30, 2011, we purchased 1.3 million shares for an aggregate cost of $98.4 million compared to purchases of 1.5 million shares for an aggregate cost of $83.7 million during the six months ended June 30, 2010. We believe that the repurchase of our common stock is a favorable investment, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Cash proceeds from the exercise of stock options and employee stock purchase plans increased by $2.9 million and the related tax benefits increased by $1.5 million. The increase in cash proceeds was due primarily to an increase in the weighted average exercise price, partly offset by a decrease in the number of stock options exercised. The increase in the tax benefit from the exercises of stock options and vesting of restricted stock units was due primarily to the increase in our stock price.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30, 2011 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission (“the SEC”) in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2011, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to achieve their stated purpose.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

The following discussion includes one revised risk factor (“Changes in Testing Patterns Could Negatively Affect our Operating Results”) that reflects developments subsequent to the discussion of those risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 and we have eliminated one risk factor (“The Loss of Our President, Chief Executive Officer and Chairman Could Adversely Affect Our Business”), which was included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•
Providing our veterinary customers with the medical and business tools, information and resources that enable them to grow their practices through increased pet visits and enhanced practice of real-time care;

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

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against the Euro, the British pound, the Canadian dollar, the Japanese yen and the Australian dollar adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. For both the three and six months ended June 30, 2011, approximately 26% of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies compared to 25% for both the three and six months ended June 30, 2010. To mitigate such foreign currency exposure, we utilize non-speculative forward currency exchange contracts. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

We believe that our marketing and sales practices for companion animal veterinary products and services do not violate the antitrust laws of the U.S., U.K. or any other country. However, we cannot predict whether government investigations will lead to enforcement proceedings, or what the outcomes of those proceedings will be. Were any investigation to lead to an enforcement proceeding, we would defend ourselves vigorously. Were we to be unsuccessful in defending an enforcement proceeding and any applicable appeal processes, we could be subject to fines and/or restrictions on certain of our marketing and sales practices. While we cannot be certain about what remedies would be sought by the government in any such proceeding, we believe that any such fines would be unlikely to be material to our business and that any required changes in our marketing or sales practices would not have a material adverse effect on our business.

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

Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for bovine spongiform encephalopathy (“BSE”) in the European Union was increased from 30 months to 48 months, which reduced the population of cattle tested by approximately 30%. In February 2011, the European Union’s Standing Committee on the Food Chain and Animal Health agreed to allow its member states to further raise the recommended testing age to 72 months, effective July 1, 2011, which will likely further reduce the population of cattle tested, depending on the extent to which each country in the European Union decides to adopt the new guidelines. The demand for our BSE testing products may be negatively impacted as a result of these regulatory changes.

Increase in Corporate Hospital Ownership Could Negatively Affect Our Business

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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For both the three and six months ended June 30, 2011, 43% of our revenue was attributable to sales of products and services to customers outside the U.S. compared to 40% for both the three and six months ended June 30, 2010. Various possible risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters and unexpected regulatory, economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1 to April 30, 2011	162,286	$78.12	162,286	3,106,009
May 1 to May 31, 2011	212,331	80.37	212,331	2,893,678
June 1 to June 30, 2011	385,697	74.81	384,089	2,509,589
Total	760,314	$77.07	758,706	2,509,589

Our board of directors has approved the repurchase of up to 44 million shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008 and February 10, 2010 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended June 30, 2011, and no repurchase plans expired during the period. Repurchases of 758,706 shares were made during the three months ended June 30, 2011 in transactions made pursuant to our repurchase plan.

During the three months ended June 30, 2011, we received 1,608 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may be purchased under the repurchase plan.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

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

IDEXX LABORATORIES, INC.

/s/ Merilee Raines
Date: July 22, 2011	Merilee Raines
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†
In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.