Form 10-Q
period 2011-09-30
IDEXX LABORATORIES INC /DE
filed 2011-10-21
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 56,148,671 on October 14, 2011.

IDEXX LABORATORIES, INC.
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$181,499	$156,915
Accounts receivable, net of reserves of $3,202 in 2011 and $2,828 in 2010	134,923	120,080
Inventories	137,143	127,885
Deferred income tax assets	27,253	26,203
Other current assets	29,934	29,508
Total current assets	510,752	460,591
Long-Term Assets:
Property and equipment, net	213,868	201,725
Goodwill	150,018	149,112
Intangible assets, net	50,607	55,752
Other long-term assets, net	43,954	29,964
Total long-term assets	458,447	436,553
TOTAL ASSETS	$969,199	$897,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,032	$22,669
Accrued liabilities	136,799	118,598
Line of credit	154,000	128,999
Current portion of long-term debt	903	863
Current portion of deferred revenue	13,635	13,983
Total current liabilities	336,369	285,112
Long-Term Liabilities:
Deferred income tax liabilities	20,746	18,661
Long-term debt, net of current portion	2,735	3,418
Long-term deferred revenue, net of current portion	8,102	4,627
Other long-term liabilities	15,279	11,045
Total long-term liabilities	46,862	37,751
Total liabilities	383,231	322,863

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 99,095 and 97,968 shares in 2011 and 2010, respectively	9,910	9,797
Additional paid-in capital	694,201	641,645
Deferred stock units: Outstanding: 119 and 118 units in 2011 and 2010, respectively	4,654	4,433
Retained earnings	1,089,316	965,540
Accumulated other comprehensive income	18,709	13,467
Treasury stock, at cost: 42,892 and 40,657 shares in 2011 and 2010, respectively	(1,230,848)	(1,060,647)
Total IDEXX Laboratories, Inc. stockholders’ equity	585,942	574,235
Noncontrolling interest	26	46
Total stockholders’ equity	585,968	574,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$969,199	$897,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue:
Product revenue	$191,334	$173,297	$583,221	$529,871
Service revenue	109,620	96,331	328,267	289,764
Total revenue	300,954	269,628	911,488	819,635
Cost of Revenue:
Cost of product revenue	76,831	67,076	227,993	207,773
Cost of service revenue	65,456	60,345	195,870	178,010
Total cost of revenue	142,287	127,421	423,863	385,783
Gross profit	158,667	142,207	487,625	433,852

Expenses:
Sales and marketing	50,682	44,486	152,641	133,069
General and administrative	32,483	30,704	98,219	96,588
Research and development	19,406	17,203	55,839	51,118
Income from operations	56,096	49,814	180,926	153,077
Interest expense	(928)	(687)	(2,438)	(1,741)
Interest income	450	136	1,238	327
Income before provision for income taxes	55,618	49,263	179,726	151,663
Provision for income taxes	17,122	14,548	55,970	46,723
Net income	38,496	34,715	123,756	104,940
Less: Net (loss) income attributable to noncontrolling interest	(11)	21	(20)	27
Net income attributable to IDEXX Laboratories, Inc. stockholders	$38,507	$34,694	$123,776	$104,913

Earnings per Share:
Basic	$0.68	$0.60	$2.17	$1.82
Diluted	$0.66	$0.59	$2.11	$1.76
Weighted Average Shares Outstanding:
Basic	56,699	57,620	57,141	57,799
Diluted	58,007	59,276	58,636	59,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

Cash Flows from Operating Activities:
Net income	$123,756	$104,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,388	34,117
Loss on disposal of property and equipment	481	1,500
(Decrease) increase in deferred compensation liability	(320)	135
Provision for uncollectible accounts	997	1,506
Provision for deferred income taxes	598	1,379
Share-based compensation expense	11,497	9,787
Tax benefit from exercises of stock options and vesting of restricted stock units	(14,009)	(13,293)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(16,181)	(6,916)
Inventories	(9,732)	(22,460)
Other assets	3,056	(5,836)
Accounts payable	8,305	6,107
Accrued liabilities	16,664	16,447
Deferred revenue	3,018	2,570
Net cash provided by operating activities	163,518	129,983
Cash Flows from Investing Activities:
Purchases of property and equipment	(39,927)	(28,646)
Proceeds from sale of property and equipment	223	86
Proceeds from disposition of pharmaceutical product lines	3,000	-
Acquisition of intangible assets	-	(244)
Acquisition of a business, net of cash acquired	(2,600)	-
Net cash used by investing activities	(39,304)	(28,804)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	24,903	7,135
Payment of notes payable	(643)	(605)
Repurchases of common stock	(166,016)	(117,157)
Proceeds from exercises of stock options and employee stock purchase plans	26,080	22,055
Tax benefit from exercises of stock options and vesting of restricted stock units	14,009	13,293
Net cash used by financing activities	(101,667)	(75,279)
Net effect of changes in exchange rates on cash	2,037	884
Net increase in cash and cash equivalents	24,584	26,784
Cash and cash equivalents at beginning of period	156,915	106,728
Cash and cash equivalents at end of period	$181,499	$133,512

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

NOTE 2.         ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2011 are consistent with those discussed in Note 3 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendments permit a company to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, a company may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, a company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of choice in presentation, of which we are currently evaluating, a company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

In May 2011, the FASB issued authoritative guidance that amends the existing requirements for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the guidance to have a material impact on our financial statements when implemented.

There are no other new accounting pronouncements adopted or enacted during the three and nine months ended September 30, 2011 that had, or are expected to have, a material impact on our financial statements.

NOTE 3.         SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units with vesting conditions and employee stock purchase rights awarded during the three and nine months ended September 30, 2011 totaled $0.1 million and $23.6 million, respectively, compared to $0.5 million and $15.8 million for the three and nine months ended September 30, 2010, respectively.

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at September 30, 2011 was $32.4 million, which will be recognized over a weighted average of approximately 1.9 years.

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

NOTE 4.         INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2011	2010

Raw materials	$28,892	$26,758
Work-in-process	14,111	13,790
Finished goods	94,140	87,337
	$137,143	$127,885

NOTE 5.         GOODWILL AND INTANGIBLE ASSETS

We acquired a business in September 2011 for a purchase price of $3.2 million, the majority of which was allocated to intangible assets and to goodwill. Intangible assets other than goodwill decreased during the nine months ended September 30, 2011 as continued amortization of our assets more than offset the impact of the business acquisition. Changes in foreign currency exchange rates did not have a material impact on goodwill and other intangible assets during the nine months ended September 30, 2011.

All assets acquired in connection with the September 2011 business acquisition were assigned to the Companion Animal Group (“CAG”) segment. The results of operations of the acquired business have been included in our financial statements since the acquisition date. Pro forma information has not been presented because such information is not material to the financial statements taken as a whole.

NOTE 6.         OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010

Investment in long-term product supply arrangements	$12,421	$12,120
Customer acquisition costs, net	16,547	5,470
Other assets	14,986	12,374
	$43,954	$29,964

NOTE 7.         ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

Accrued expenses	$41,081	$36,150
Accrued employee compensation and related expenses	49,076	47,914
Accrued taxes	16,642	12,320
Accrued customer programs	30,000	22,214
	$136,799	$118,598

NOTE 8.         DEBT

In July 2011, we refinanced our existing $200 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $300 million with a syndicate of multinational banks, which matures on July 25, 2016 (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”) and requires no scheduled prepayments before that date. Though the Credit Facility does not mature until July 25, 2016, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying condensed consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the syndicate of such an event. The funds available under the Credit Facility as of September 30, 2011 and December 31, 2010 reflect a further reduction due to the issuance of a letter of credit for $1.0 million, which was issued in connection with our workers’ compensation policy covering claims for the years 2009, 2010 and 2011. Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.25 percentage points (“Credit Spread”) above the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”), dependent on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.25%, dependent on our leverage ratio. Under the Credit Facility, we pay quarterly commitment fees of 0.15% to 0.30%, dependent on our leverage ratio, on any unused commitment. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At September 30, 2011, we were in compliance with the covenants of the Credit Facility.

In 2009, we entered into two forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations. Under these agreements, beginning on March 31, 2010 the variable interest rate associated with $80 million of borrowings outstanding under the Credit Facility became effectively fixed at 2% plus the Credit Spread through March 30, 2012. In August 2011, we entered into two additional forward fixed interest rate swap agreements for the same purpose. Under these agreements, beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility will become effectively fixed at 1.36% plus the Credit Spread through June 30, 2016 and beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility will become effectively fixed at 1.64% plus the Credit Spread through June 30, 2016. See Note 17 for a discussion of our derivative instruments and hedging activities.

At September 30, 2011, our mortgage is consistent with that discussed in Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 9.         WARRANTY RESERVES

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

The following is a summary of changes in accrued warranty reserves for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Balance, beginning of period	$1,675	$2,597	$2,196	$3,104
Provision for warranty expense	668	740	1,763	2,296
Change in estimate, balance beginning of period	(172)	(463)	(394)	(1,021)
Settlement of warranty liability	(604)	(760)	(1,998)	(2,265)
Balance, end of period	$1,567	$2,114	$1,567	$2,114

NOTE 10.       REPURCHASES OF COMMON STOCK

The following is a summary of our open market common stock repurchases for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Shares repurchased	886	567	2,183	2,080
Total cost of shares repurchased	$67,597	$33,433	$166,016	$117,157
Average cost per share	$76.27	$58.98	$76.04	$56.32

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. Shares acquired through employee surrenders were not significant for both the three months ended September 30, 2011 and  2010. We acquired 54,940 shares at a total cost of $4.3 million in connection with such employee surrenders for the nine months ended September 30, 2011 compared to 51,168 shares at a total cost of $2.7 million for the nine months ended September 30, 2010. Employee surrenders are generally most significant during the first quarter of each year in connection with the vesting of our annual restricted stock unit awards.

In 2011, we began issuing shares of treasury stock upon the vesting of certain restricted stock units. The number of shares of treasury stock issued during the three and nine months ended September 30, 2011 was not significant.

NOTE 11.       INCOME TAXES

Our effective income tax rates were 30.8% and 31.1% for the three and nine months ended September 30, 2011 compared to 29.5% and 30.8% for the three and nine months ended September 30, 2010. The increase in our effective income tax rate for both the three and nine months ended September 30, 2011 as compared to the same periods of the prior year were due primarily to lower tax benefits recognized in connection with the expiration of certain statutes of limitations and with U.S. manufacturing activities. These unfavorable impacts were partly offset by federal research and development tax incentives available during the three and nine months ended September 30, 2011, but not available during the three and nine months ended September 30, 2010.

NOTE 12.       COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$38,496	$34,715	$123,756	$104,940
Less: Net (loss) income attributable to noncontrolling interest	(11)	21	(20)	27
Net income attributable to IDEXX Laboratories, Inc. stockholders	38,507	34,694	123,776	104,913
Other comprehensive income attributable to IDEXX Laboratories, Inc. stockholders:
Foreign currency translation adjustments	(12,780)	14,113	799	1,226
Change in fair value of foreign currency contracts classified as hedges, net of tax	5,324	(5,655)	4,348	640
Change in fair value of interest rate swaps classified as hedges, net of tax	(57)	(83)	296	(856)
Change in fair value of investments, net of tax	(246)	130	(201)	78
Comprehensive income attributable to IDEXX Laboratories, Inc. stockholders	$30,748	$43,199	$129,018	$106,001

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Shares outstanding for basic earnings per share	56,699	57,620	57,141	57,799

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	56,699	57,620	57,141	57,799
Dilutive effect of share-based payment awards	1,308	1,656	1,495	1,892
	58,007	59,276	58,636	59,691

Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted average number of shares underlying anti-dilutive options	665	598	566	654

NOTE 14.       COMMITMENTS, CONTINGENCIES AND GUARANTEES

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, in January 2010, we received a letter from the U.S. Federal Trade Commission (“FTC”), stating that it was conducting an investigation to determine whether we or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”) through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter stated that the FTC has not concluded that we or anyone else has violated Section 5 of the FTC Act. In April 2010 and August 2011, we received subpoenas from the FTC requesting that we provide the FTC with documents and information relevant to this investigation. We are cooperating fully with the FTC in its investigation.

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

We believe that our marketing and sales practices for companion animal veterinary products and services do not violate the antitrust laws of the U.S., U.K., or any other country. At this time, we cannot predict whether government investigations will lead to enforcement proceedings, or what the outcomes of those proceedings will be, including whether those outcomes will involve the payment of fines or penalties. As such, we have not recognized a loss contingency as potential losses related to either investigation are neither probable nor can they reasonably be estimated through the date of the filing of this Quarterly Report on Form 10-Q.

Other commitments, contingencies and guarantees at September 30, 2011 are consistent with those discussed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

NOTE 15.       SEGMENT REPORTING

We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as CAG, water quality testing products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). We also operate two smaller operating segments that comprise products for testing milk quality (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our Dairy and OPTI Medical operating segments is combined and presented with one of our remaining pharmaceutical product lines and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments.

The accounting policies of the segments are consistent with those discussed in Notes 1 and 15 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the change in our measure of segment profitability during the three months ended March 31, 2011 as discussed below. Intersegment revenues, which are not included in the table below, were not significant for the three and nine months ended September 30, 2011 and 2010.

On January 1, 2011, we changed the measure of profitability for our reportable segments. As a result of this change, a portion of corporate support function expenses and personnel-related expenses, certain manufacturing costs and certain foreign currency exchange gains and losses are no longer allocated to our reportable segments and, instead, are reported under the caption “Unallocated Amounts.” Similar to our treatment of share-based compensation expense, we estimate corporate support function expenses and certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is now reported under the caption “Unallocated Amounts.”  With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these costs as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent expense recognition is now reported within the caption “Unallocated Amounts.” Prior to January 1, 2011, “Unallocated Amounts” included primarily corporate research and development expenses that did not align with one of our existing business or service categories and the difference between estimated and actual share-based compensation expense. The segment income (loss) from operations discussed within this report for the three and nine months ended September 30, 2010 have been restated to conform to our new measure of segment profitability. This change in measure of segment profitability did not have a material impact on the results of operations for any of our individual segments. There was no change to the business composition of our reportable segments.

The following is a summary of segment performance for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2011
Revenue	$248,074	$21,648	$20,675	$10,557	$-	$300,954

Income (loss) from operations	$44,296	$9,979	$3,648	$34	$(1,861)	$56,096
Interest expense, net						(478)
Income before provision for income taxes						55,618
Provision for income taxes						17,122
Net income						38,496
Net loss attributable to noncontrolling interest						(11)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$38,507

2010
Revenue	$222,909	$20,044	$17,476	$9,199	$-	$269,628

Income (loss) from operations	$40,535	$8,566	$3,320	$869	$(3,476)	$49,814
Interest expense, net						(551)
Income before provision for income taxes						49,263
Provision for income taxes						14,548
Net income						34,715
Net income attributable to noncontrolling interest						21
Net income attributable to IDEXX Laboratories, Inc. stockholders						$34,694

	For the Nine Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2011
Revenue	$748,397	$62,123	$69,981	$30,987	$-	$911,488

Income (loss) from operations	$145,137	$25,327	$17,974	$(207)	$(7,305)	$180,926
Interest expense, net						(1,200)
Income before provision for income taxes						179,726
Provision for income taxes						55,970
Net income						123,756
Net loss attributable to noncontrolling interest						(20)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$123,776

2010
Revenue	$676,646	$57,356	$56,577	$29,056	$-	$819,635

Income (loss) from operations	$128,497	$24,228	$12,447	$2,057	$(14,152)	$153,077
Interest expense, net						(1,414)
Income before provision for income taxes						151,663
Provision for income taxes						46,723
Net income						104,940
Net income attributable to noncontrolling interest						27
Net income attributable to IDEXX Laboratories, Inc. stockholders						$104,913

The following is a summary of revenue by product and service category for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
CAG segment revenue:
Instruments and consumables	$99,719	$88,481	$292,209	$258,318
Rapid assay products	36,073	35,576	118,883	115,500
Reference laboratory diagnostic and consulting services	94,027	82,534	282,242	248,422
Practice management systems and digital radiography	18,255	16,318	55,063	54,406
CAG segment revenue	248,074	222,909	748,397	676,646

Water segment revenue	21,648	20,044	62,123	57,356
LPD segment revenue	20,675	17,476	69,981	56,577
Other segment revenue	10,557	9,199	30,987	29,056

Total revenue	$300,954	$269,628	$911,488	$819,635

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

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Foreign currency exchange contracts classified as derivative instruments are valued using an income approach, based on the present value of the forward rate less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk. Interest rate swaps classified as derivative instruments are valued using an income approach, utilizing a discounted cash flow analysis based on the terms of the contract and the interest rate curve and is then adjusted for counterparty risk.

Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At September 30, 2011 and December 31, 2010, we had no Level 3 assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the nine months ended September 30, 2011. We did not have any transfers between Level 1 and Level 2 measurements during the nine months ended September 30, 2011.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at September 30, 2011 and at December 31, 2010 by level within the fair value hierarchy (in thousands):

As of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011

Assets
Money market funds(1)	$101,398	$-	$-	$101,398
Equity mutual funds(2)	1,909	-	-	1,909
Foreign currency exchange contracts(3)	-	6,243	-	6,243
Liabilities
Foreign currency exchange contracts(3)	-	2,185	-	2,185
Deferred compensation(4)	1,909	-	-	1,909
Interest rate swaps(5)	-	1,141	-	1,141

As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010

Assets
Money market funds(1)	$67,025	$-	$-	$67,025
Equity mutual funds(2)	2,222	-	-	2,222
Liabilities
Foreign currency exchange contracts(3)	-	2,234	-	2,234
Deferred compensation(4)	2,222	-	-	2,222
Interest rate swaps(5)	-	1,611	-	1,611

(1)	Money market funds are included within cash and cash equivalents.
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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and the current portion of our mortgage, approximate carrying value due to their short maturity. The estimated fair value of our Credit Facility approximates carrying value as we believe that we could obtain an unsecured revolving credit facility bearing interest rates, based on current market conditions, similar to those effective under our current Credit Facility, which was refinanced in July 2011. The estimated fair value of the noncurrent portion of our mortgage approximates the carrying value based on current market prices for similar debt issues with similar remaining maturities.

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

We are exposed to certain risks related to our ongoing business operations. The primary risks that we manage by using derivative instruments are foreign currency exchange risk and interest rate risk. Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. We enter into interest rate swaps to minimize the impact of interest rate fluctuations associated with our variable-rate debt.

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

Cash Flow Hedges

We have designated our foreign currency exchange contracts and variable-to-fixed interest rate swaps as cash flow hedges. For derivative instruments that are designated as cash flow hedges, changes in the fair value of the derivatives are recognized in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We de-designate derivative instruments from hedge accounting when the probability of the hedged transaction occurring becomes less than probable, but remains reasonably possible. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in OCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge is not effective in achieving offsetting changes in fair value of the hedged item.

We did not de-designate any instruments from hedge accounting treatment during the three and nine months ended September 30, 2011 or 2010. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2011 and 2010 were not material. At September 30, 2011, the estimated net amount of gains, net of tax, that are expected to be reclassified out of OCI and into earnings within the next 12 months was $1.3 million if exchange and interest rates do not fluctuate from the levels at September 30, 2011.

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

In March 2009, we entered into two forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Under these agreements, beginning on March 31, 2010 the variable interest rate associated with $80 million of borrowings outstanding under the Credit Facility became effectively fixed at 2% plus the Credit Spread through March 30, 2012. In August 2011, we entered into two additional forward fixed interest rate swap agreements for the same purpose. Under these agreements, beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility will become effectively fixed at 1.36% plus the Credit Spread through June 30, 2016 and beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility will become effectively fixed at 1.64% plus the Credit Spread through June 30, 2016.

The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	September 30,	December 31,
	2011	2010

Euro	$75,404	$59,360
British pound	24,767	21,144
Canadian dollar	25,642	21,776
Australian dollar	10,700	7,930
Japanese yen	13,487	10,427
	$150,000	$120,637

Currency Purchased	U.S. Dollar Equivalent
	September 30,	December 31,
	2011	2010

Swiss franc	$20,631	$12,542

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	September 30,	December 31,
	2011	2010

Interest rate swaps expiring March 30, 2012	$80,000	$80,000
Interest rate swaps expiring June 30, 2016	80,000	-
Total interest rate swaps	$160,000	$80,000

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

	Asset Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Other current assets	$4,905	Other current assets	$-
Foreign currency exchange contracts	Other long-term assets, net	1,338	Other long-term assets, net	-
Total derivative instruments		$6,243		$-

	Liability Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives designated as hedging instruments
Foreign currency exchange contracts	Accrued expenses	$1,931	Accrued expenses	$2,234
Foreign currency exchange contracts	Other long-term liabilities	254	Other long-term liabilities	-
Interest rate swaps	Accrued expenses	1,141	Accrued expenses	1,611
Total derivative instruments		$3,326		$3,845

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheet for the three and nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative instruments	2011	2010	2011	2010

Foreign currency exchange contracts, net of tax	$5,324	$(5,655)	$4,348	$640
Interest rate swaps, net of tax	(57)	(83)	296	(856)
Total derivative instruments, net of tax	$5,267	$(5,738)	$4,644	$(216)

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 consisted of the following (in thousands):

	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from OCI into Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative instruments	(Effective Portion)	2011	2010	2011	2010

Foreign currency exchange contracts	Cost of revenue	$(1,385)	$(199)	$(4,962)	$236
Interest rate swaps	Interest expense	(371)	(340)	(1,070)	(685)
		$(1,756)	$(539)	$(6,032)	$(449)

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

On January 1, 2011, we changed the measure of profitability for our reportable segments. As a result of this change, a portion of corporate support function expenses and personnel-related expenses, certain manufacturing costs and certain foreign currency exchange gains and losses are no longer allocated to our reportable segments and, instead, are reported under the caption “Unallocated Amounts.” Similar to our treatment of share-based compensation expense, we estimate corporate support function expenses and certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is now reported under the caption “Unallocated Amounts.” With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We then record these costs as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent expense recognition is now reported within the caption “Unallocated Amounts.” Prior to January 1, 2011, “Unallocated Amounts” included primarily corporate research and development expenses that did not align with one of our existing business or service categories and the difference between estimated and actual share-based compensation expense. The segment income (loss) from operations discussed within this report for the three and nine months ended September 30, 2010 have been restated to conform to our new measure of segment profitability. This change in measure of segment profitability did not have a material impact on the results of operations for any of our individual segments. There was no change to the business composition of our reportable segments.

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

Currency Impact. For the three and nine months ended September 30, 2011, approximately 25% and 26%, respectively, of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies compared to 24% and 25% for the three and nine months ended September 30, 2010, respectively. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impacts of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

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

During the three months ended September 30, 2011, compared to the three months ended September 30, 2010, changes in foreign currency exchange rates increased total company revenue by approximately $9.5 million, due primarily to the weakening of the U.S. dollar against the Euro and, to a lesser extent, Australian dollar, Canadian dollar, Japanese yen, Swiss franc and British pound.

During the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, changes in foreign currency exchange rates increased total company revenue by approximately $26.2 million, due primarily to the weakening of the U.S. dollar against the Euro, Australian dollar and, to a lesser extent, Japanese yen, Canadian dollar, British pound and Swiss franc.

These changes in foreign currency exchange rates impacted the revenues generated by each of our individual operating segments in a manner similar to the impact on the company as a whole.

Effect of Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions since approximately mid-2008. In our CAG segment, we believe that low economic growth and relatively high unemployment have led to negative or cautious consumer sentiment, which has affected the number of patient visits to veterinary clinics. Since the beginning of the economic slowdown, patient visits have been flat to slightly down in each year-over-year period. We continued to observe this trend during the three and nine months ended September 30, 2011 relative to the same periods in 2010. We believe the essentially flat patient visits have had a slightly negative impact on the growth rate of sales of rapid assay tests, instrument consumables and reference laboratory diagnostic and consulting services. In addition, we believe the rate of growth of sales of our instruments and digital radiography systems, which are larger capital purchases for veterinarians, has been negatively affected by continued caution among veterinarians regarding economic conditions. Weaker economic conditions have also caused our customers to remain sensitive to the pricing of our products and services resulting in lower growth due to limited price increases for certain products.

We also believe that current economic conditions have affected purchasing decisions of our Water business customers. Lower water testing volumes have resulted from a decline in discretionary testing and a decline in mandated testing as a result of lower home and commercial construction.

We believe that the diversity and innovative nature of our products and services, and the geographic diversity of our markets, have and will continue to partially mitigate the effects of the slow economic growth and negative consumer sentiment. However, until we see improvements in broad factors that measure the economic climate both in the U.S. and Europe, we expect that our growth rates will continue to be negatively affected.

■ Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2011 are consistent with those discussed in Note 3 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2011 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

■ Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue

Total Company. The following table presents revenue by operating segment:

For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2011	2010	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions (2)	Organic Revenue Growth(3)

CAG	$248,074	$222,909	$25,165	11.3%	3.2%	0.1%	8.0%
Water	21,648	20,044	1,604	8.0%	3.5%	-	4.5%
LPD	20,675	17,476	3,199	18.3%	7.9%	-	10.4%
Other	10,557	9,199	1,358	14.8%	3.2%	-	11.6%
Total Company	$300,954	$269,628	$31,326	11.6%	3.5%	0.1%	8.0%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the three months ended September 30, 2011 and the same period of the prior year applied to foreign currency denominated revenues for the three months ended September 30, 2011.

(2)
The percentage change from acquisitions is a non-U.S. GAAP measure. It represents the percentage change in revenue during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 attributed to incremental revenues from acquisitions subsequent to June 30, 2010.

(3)
Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 net of acquisitions and the effect of changes in foreign currency exchange rates.

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

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Three Months Ended September 30,
Net Revenue (dollars in thousands)	2011	2010	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions (2)	Organic Revenue Growth(3)

Instruments and consumables	$99,719	$88,481	$11,238	12.7%	3.7%	-	9.0%
Rapid assay products	36,073	35,576	497	1.4%	1.5%	-	(0.1%)
Reference laboratory diagnostic and consulting services	94,027	82,534	11,493	13.9%	3.9%	0.2%	9.8%
Practice management systems and digital radiography	18,255	16,318	1,937	11.9%	0.5%	-	11.4%
Net CAG revenue	$248,074	$222,909	$25,165	11.3%	3.2%	0.1%	8.0%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the three months ended September 30, 2011 and the same period of the prior year applied to foreign currency denominated revenues for the three months ended September 30, 2011.

(2)
The percentage change from acquisitions is a non-U.S. GAAP measure. It represents the percentage change in revenue during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 attributed to incremental revenues from acquisitions subsequent to June 30, 2010.

(3)
Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 net of acquisitions and the effect of changes in foreign currency exchange rates.

Instruments revenue was $24.8 million and $21.1 million for the three months ended September 30, 2011 and 2010, respectively. Consumables revenue was $63.3 million and $57.0 million for the three months ended September 30, 2011 and 2010, respectively. Instrument service and accessories revenue was $11.2 million and $10.2 million for the three months ended September 30, 2011 and 2010, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. Instruments revenue growth was due primarily to higher sales volumes of our Catalyst Dx® instrument and our ProCyte Dx® instrument, the hematology analyzer that we began shipping during the third quarter of 2010. These favorable factors were partly offset by lower average unit sales prices driven by discounts associated with customer purchase programs. Consumables revenue growth was due primarily to higher sales of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument as customers continue to upgrade from our VetTest® instrument to our Catalyst Dx® instrument. Higher sales of consumables used with our ProCyte Dx® instrument also contributed to the increase in consumables revenue. Service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. The impact of changes in distributors’ inventory levels reduced instruments and consumables revenue growth by less than 1%.

The slight decrease in rapid assay revenue was due primarily to the unfavorable impact of changes in distributors’ inventory levels, which reduced revenue growth by 3%. This unfavorable impact was substantially offset by an increase in U.S. practice-level sales of our canine heartworm and canine combination test products and, to a lesser extent, sales of our feline pancreatitis test product, which we began shipping during the second quarter of 2011.

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

The increase in practice management systems and digital radiography revenue resulted primarily from higher service and support revenue and an increase in sales volumes of our practice management systems. These favorable factors were partly offset by an increase in placements of digital radiography systems under customer acquisition related programs for which the related revenue is recognized over future periods.

Water. The increase in Water revenue resulted primarily from higher sales volumes of Colilert® test products, partly offset by the unfavorable impact of higher relative sales of Colilert® test products in geographies where products are sold at lower average unit sales prices.

Livestock and Poultry Diagnostics. The increase in LPD revenue resulted primarily from higher sales volumes of certain bovine tests and, to a lesser extent, higher sales volumes of certain poultry tests. The increased sales volume of certain bovine tests was due, in part, to sales in Germany where we have won several government tenders for testing in connection with a country-wide eradication program for a virus impacting beef and dairy production yields. These increases were partly offset by lower sales volumes of certain swine tests and, to a lesser extent, lower sales of Bovine Spongiform Encephalopathy (“BSE” or “mad cow disease”) tests resulting from the changes in European Union BSE testing requirements. Effective July 1, 2011, the age at which healthy cattle to be slaughtered are required to be tested for BSE in the European Union was increased from 48 months to 72 months, which is reducing the population of cattle tested for this disease.

Other. The increase in Other revenue was primarily attributable to higher sales volumes in our OPTI Medical line of business, partly offset by lower sales volumes of our Dairy SNAP® residue test for the detection of melamine. Increased sales volume in our OPTI Medical line of business was driven by sales of consumables used with our instruments and, to a lesser extent, by sales of instruments.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Three Months Ended September 30,
Gross Profit (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$126,048	50.8%	$113,924	51.1%	$12,124	10.6%
Water	14,317	66.1%	12,542	62.6%	1,775	14.2%
LPD	13,666	66.1%	11,812	67.6%	1,854	15.7%
Other	4,009	38.0%	4,104	44.6%	(95)	(2.3%)
Unallocated Amounts	627	N/A	(175)	N/A	802	N/A
Total Company	$158,667	52.7%	$142,207	52.7%	$16,460	11.6%

Companion Animal Group. Gross profit for CAG increased due to higher sales, partly offset by a slight decrease in the gross profit percentage. The decrease in gross profit percentage was due primarily to increased manufacturing costs, higher relative sales of certain of our VetLab® instruments that yield lower margins compared to other CAG products and services and lower average unit sales prices due, in part, to discounts associated with customer purchase programs. Increased manufacturing costs were driven, in part, by lower production volumes associated with certain of our VetLab® consumables during the three months ended September 30, 2011 compared to the same period of the prior year. These unfavorable factors were partly offset by lower costs of service.

Water. Gross profit for Water increased due to higher sales and an increase in the gross profit percentage to 66% from 63%. The increase in the gross profit percentage was due primarily to reductions in certain manufacturing costs that we do not expect to continue at this level and, to a lesser extent, higher relative sales of our Colilert® products that yield higher margins. These favorable impacts were partly offset by lower average unit sales prices of our Colilert® products and, to a lesser extent, increased freight costs as a result of rising fuel surcharges.

Livestock and Poultry Diagnostics. Gross profit for LPD increased as higher sales were partly offset by a decrease in the gross profit percentage to 66% from 68%. The decrease in the gross profit percentage was due primarily to lower average unit sales prices of our BSE tests and increased freight costs as a result of rising fuel surcharges.

Other. Gross profit for Other operating units decreased due to a decrease in the gross profit percentage to 38% from 45%, partly offset by higher sales. The decrease in the gross profit percentage was due primarily to increased manufacturing costs in our OPTI Medical line of business that we do not expect to continue and higher relative sales of products that yield lower gross margins. These unfavorable factors were partly offset by the favorable impact of currency driven by the net favorable impact of changes in foreign currency exchange rates.

Unallocated Amounts. Gross profit for Unallocated Amounts increased $0.8 million to $0.6 million due primarily to a decrease in certain personnel-related costs, partly offset by the unfavorable impact of certain manufacturing costs. See the subsection above titled “Business Overview and Trends” for further information regarding the nature of these manufacturing costs. Also as discussed in subsection above titled “Business Overview and Trends” under the heading “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in this Quarterly Report on Form 10-Q, we estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs for Unallocated Amounts is due primarily to lower self-insured health care costs during the three months ended September 30, 2011 compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

For the Three Months Ended September 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$81,752	33.0%	$73,389	32.9%	$8,363	11.4%
Water	4,338	20.0%	3,976	19.8%	362	9.1%
LPD	10,018	48.5%	8,492	48.6%	1,526	18.0%
Other	3,975	37.7%	3,235	35.2%	740	22.9%
Unallocated Amounts	2,488	N/A	3,301	N/A	(813)	(24.6%)
Total Company	$102,571	34.1%	$92,393	34.3%	$10,178	11.0%

Operating Income (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$44,296	17.9%	$40,535	18.2%	$3,761	9.3%
Water	9,979	46.1%	8,566	42.7%	1,413	16.5%
LPD	3,648	17.6%	3,320	19.0%	328	9.9%
Other	34	0.3%	869	9.5%	(835)	(96.1%)
Unallocated Amounts	(1,861)	N/A	(3,476)	N/A	1,615	46.5%
Total Company	$56,096	18.6%	$49,814	18.5%	$6,282	12.6%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$43,327	17.5%	$37,876	17.0%	$5,451	14.4%
General and administrative	25,724	10.4%	24,575	11.0%	1,149	4.7%
Research and development	12,701	5.1%	10,938	4.9%	1,763	16.1%
Total operating expenses	$81,752	33.0%	$73,389	32.9%	$8,363	11.4%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs and the unfavorable impact of changes in foreign currency exchange rates. Higher personnel-related costs were due primarily to an increase in personnel and higher sales commission expenses. The increase in general and administrative expense resulted primarily from an increase in costs attributable to investments in information technology, an increase in personnel-related costs and the unfavorable impact of changes in foreign currency exchange rates. These increases were partly offset by a certain bad debt expense in 2010 that was absent in 2011. The increase in research and development expense was due primarily to increased costs in connection with external consulting and development expenses and higher personnel-related costs.

Water. The following table presents Water operating expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$2,114	9.8%	$1,863	9.3%	$251	13.5%
General and administrative	1,595	7.4%	1,498	7.5%	97	6.5%
Research and development	629	2.9%	615	3.1%	14	2.3%
Total operating expenses	$4,338	20.0%	$3,976	19.8%	$362	9.1%

The increase in sales and marketing expense resulted primarily from an increase in personnel-related costs and the unfavorable impact of changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates, partly offset by a decrease in personnel-related costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

For the Three Months Ended September 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$3,985	19.3%	$3,121	17.9%	$864	27.7%
General and administrative	2,905	14.1%	2,704	15.5%	201	7.4%
Research and development	3,128	15.1%	2,667	15.3%	461	17.3%
Total operating expenses	$10,018	48.5%	$8,492	48.6%	$1,526	18.0%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, the unfavorable impact of changes in foreign currency exchange rates and increased spending on promotional activities. The increase in personnel-related costs was due primarily to an increase in sales personnel to support growth in developing markets. The increase in general and administrative expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates, partly offset by a decrease in personnel-related costs. The increase in research and development expense was due primarily to an increase in personnel-related costs and the unfavorable impact of changes in foreign currency exchange rates.

Other. Operating expenses for Other operating units increased $0.7 million to $4.0 million for the three months ended September 30, 2011 due primarily to the absence in 2011 of a milestone payment that was earned in 2010 related to the sale of product rights previously included in our pharmaceutical business, which was recorded as a reduction of operating expense, and, to a lesser extent, to increased consulting and development expenses in our OPTI Medical line of business and the unfavorable impact of changes in foreign currency exchange rates. These unfavorable factors were partly offset by a decrease in personnel-related costs.

Unallocated Amounts. Operating expenses for Unallocated Amounts decreased $0.8 million to $2.5 million for the three months ended September 30, 2011 due primarily to a decrease in certain personnel-related costs, a decrease in legal and other professional fees incurred in connection with the U.S. Federal Trade Commission (“FTC”) investigation, discussed in more detail under the heading “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and receipt of a payment related to the sale of certain raw material inventory in connection with the restructuring of our pharmaceutical business in the fourth quarter of 2008. This payment was not recorded in our results of operation until received due to uncertain collectibility. As discussed in the subsection above titled “Business Overview and Trends,” we estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs is due primarily to lower actual self-insured health care costs during the three months ended September 30, 2011 compared to the same period of the prior year. These favorable factors were partly offset by certain foreign exchange losses during the three months ended September 30, 2011 compared to gains during the same period of the prior year.

Interest Income and Interest Expense

Interest income was $0.5 million for the three months ended September 30, 2011 compared to $0.1 million for the same period of the prior year. The increase in interest income was due primarily to interest earned on a note issued in connection with a November 2010 strategic investment in a company that owns and operates veterinary hospitals.

Interest expense was $0.9 million for the three months ended September 30, 2011 compared to $0.7 million for the same period in 2010. The increase in interest expense was due primarily to higher effective interest rates, and, to a lesser extent, higher average balances outstanding on our unsecured revolving credit facility (“Credit Facility”). As a result of the refinancing event in July 2011, applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.25 percentage points (“Credit Spread”) above the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”) as opposed to a credit spread of 0.375 to 0.875 under the pre-existing Credit Facility. Because the Credit Spread increased as a result of the refinancing event, interest expense during the three months ended September 30, 2011 increased in comparison to the same period of the prior year and we expect that interest expense will continue to increase during the remainder of 2011 compared to 2010.

Provision for Income Taxes

Our effective income tax rate was 30.8% for the three months ended September 30, 2011 compared to 29.5% for the three months ended September 30, 2010. The increase in our effective income tax rate was due primarily to lower tax benefits recognized in connection with the expiration of certain statutes of limitations and with U.S. manufacturing activities. These unfavorable impacts were partly offset by federal research and development tax incentives available during the three months ended September 30, 2011, but not available during the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue

Total Company. The following table presents revenue by operating segment:

For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2011	2010	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions (2)	Organic Revenue Growth(3)

CAG	$748,397	$676,646	$71,751	10.6%	2.9%	0.1%	7.6%
Water	62,123	57,356	4,767	8.3%	3.3%	-	5.0%
LPD	69,981	56,577	13,404	23.7%	6.2%	-	17.5%
Other	30,987	29,056	1,931	6.6%	2.5%	-	4.1%
Total Company	$911,488	$819,635	$91,853	11.2%	3.1%	0.1%	8.0%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the nine months ended September 30, 2011 and the same period of the prior year applied to foreign currency denominated revenues for the nine months ended September 30, 2011.

(2)
The percentage change from acquisitions is a non-U.S. GAAP measure. It represents the percentage change in revenue during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 attributed to incremental revenues from acquisitions subsequent to December 31, 2009.

(3)
Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 net of acquisitions and the effect of changes in foreign currency exchange rates.

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

Companion Animal Group. The following table presents revenue by product and service category for CAG:

For the Nine Months Ended September 30,
Net Revenue (dollars in thousands)	2011	2010	Dollar Change	Percentage Change	Percentage Change from Currency (1)	Percentage Change from Acquisitions (2)	Organic Revenue Growth(3)

Instruments and consumables	$292,209	$258,318	$33,891	13.1%	3.5%	-	9.6%
Rapid assay products	118,883	115,500	3,383	2.9%	1.4%	-	1.5%
Reference laboratory diagnostic and consulting services	282,242	248,422	33,820	13.6%	3.6%	0.1%	9.9%
Practice management systems and digital radiography	55,063	54,406	657	1.2%	0.5%	-	0.7%
Net CAG revenue	$748,397	$676,646	$71,751	10.6%	2.9%	0.1%	7.6%

(1)
The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the nine months ended September 30, 2011 and the same period of the prior year applied to foreign currency denominated revenues for the nine months ended September 30, 2011.

(2)
The percentage change from acquisitions is a non-U.S. GAAP measure. It represents the percentage change in revenue during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 attributed to incremental revenues from acquisitions subsequent to December 31, 2009.

(3)
Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 net of acquisitions and the effect of changes in foreign currency exchange rates.

Instruments revenue was $64.9 million and $57.5 million for the nine months ended September 30, 2011 and 2010, respectively. Consumables revenue was $193.5 million and $170.7 million for the nine months ended September 30, 2011 and 2010, respectively. Instrument service and accessories revenue was $32.8 million and $29.4 million for the nine months ended September 30, 2011 and 2010, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. Instruments revenue growth was due primarily to sales of our ProCyte® Dx instrument, the hematology analyzer that we began shipping during the third quarter of 2010, partly offset by lower sales volumes of certain of our other instruments, primarily our other hematology instruments, as customers continue to upgrade to our ProCyte® Dx instrument from our other hematology instruments. This favorable impact was partly offset by lower average unit sales prices due, in part, to discounts associated with customer purchase programs. Consumables revenue growth was due primarily to higher sales of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument as customers continue to upgrade from our VetTest® instrument to our Catalyst Dx® instrument. Sales of consumables used with our ProCyte Dx® instrument also contributed to the increase in consumables revenue. Service and accessories revenue growth was driven primarily by the increase in our active installed base of instruments. The impact of changes in distributors’ inventory levels contributed less than 1% to instruments and consumables growth.

The increase in rapid assay revenue was due primarily to an increase in U.S. practice-level sales of our canine heartworm and combination test products and sales of our feline pancreatitis test product, which we began shipping during the second quarter of 2011. These favorable impacts were partly offset by the impact of changes in distributors’ inventory levels, which reduced revenue growth by 2%.

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

The slight increase in practice management systems and digital radiography revenue was due primarily to an increase in sales volumes of our practice management systems and higher service and support revenue. These favorable factors were partly offset by an increase in placements of digital radiography and practice management systems placed under customer acquisition related programs for which the related revenue is recognized over future periods.

Water. The increase in Water revenue resulted primarily from higher sales volumes of Colilert® test products, partly offset by the unfavorable impact of higher relative sales of Colilert® test products in geographies where products are sold at lower average unit sales prices.

Livestock and Poultry Diagnostics. The increase in LPD revenue resulted primarily from higher sales volumes of certain bovine tests and, to a lesser extent, higher sales volumes of certain swine and poultry tests. The increased sales volume of certain bovine tests was due, in part, to sales in Germany where we have won several government tenders for testing in connection with a country-wide eradication program for a virus impacting beef and dairy production yields. These increases were partly offset by lower sales of BSE tests resulting from the changes in European Union BSE testing requirements.

Other. The increase in Other revenue was primarily attributable to higher sales volumes in our OPTI Medical line of business, partly offset by lower sales volumes of our Dairy SNAP® test products used for the detection of antibiotic residue in milk and, to a lesser extent, higher relative sales of our OPTI Medical products in geographies where our products are sold at lower average unit sales prices. Increased sales volumes in our OPTI Medical line of business was driven by sales of consumables used with our instruments and, to a lesser extent, by sales of instruments.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

For the Nine Months Ended September 30,
Gross Profit (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$387,734	51.8%	$347,792	51.4%	$39,942	11.5%
Water	38,676	62.3%	36,445	63.5%	2,231	6.1%
LPD	47,548	67.9%	38,295	67.7%	9,253	24.2%
Other	12,493	40.3%	13,087	45.0%	(594)	(4.5%)
Unallocated Amounts	1,174	N/A	(1,767)	N/A	2,941	N/A
Total Company	$487,625	53.5%	$433,852	52.9%	$53,773	12.4%

Companion Animal Group. Gross profit increased due to higher sales and a slight increase in the gross profit percentage. The increase in the gross profit percentage was due primarily to higher average unit sales prices, driven primarily by our reference laboratory and diagnostic consulting services business. This favorable impact was partly offset by the unfavorable impact of currency as the net favorable impact of changes in foreign currency exchange rates was more than offset by the impact of increased hedging losses and by increased freight costs driven, in part, by higher fuel surcharges.

Water. Gross profit for Water increased as higher sales were partly offset by a decrease in the gross profit percentage to 62% from 64%. The decrease in the gross profit percentage was due primarily to lower average unit sales prices of our Colilert® products and higher freight costs as a result of rising fuel surcharges. These unfavorable impacts were partly offset by lower manufacturing costs due, in part, to cost improvement initiatives and higher relative sales of our Colilert® products that yield higher margins.

Livestock and Poultry Diagnostics. Gross profit for LPD increased due to higher sales and a slight increase in the gross profit percentage. The increase in the gross profit percentage was due primarily to lower manufacturing costs driven largely by benefits achieved from economies of scale as a result of the increase in sales volume. This favorable impact was partly offset by the unfavorable impact of currency as the net favorable impact of changes in foreign currency exchange rates was more than offset by the impact of increased hedging losses and, to a lesser extent, lower average unit sales prices of our BSE tests.

Other. Gross profit for Other operating units decreased due to a decrease in the gross profit percentage to 40% from 45%, partly offset by higher sales. The decrease in the gross profit percentage was due primarily to higher manufacturing costs driven by our Dairy line of business, lower average unit sales prices in our OPTI Medical line of business, higher freight costs and, to a lesser extent, higher relative sales of products that yield lower margins. Higher freight costs were driven by our Dairy line of business and were due, in part, to rising fuel surcharges.

Unallocated Amounts. Gross profit for Unallocated Amounts increased $2.9 million to $1.2 million due primarily to a decrease in certain personnel-related costs and the favorable impact of certain manufacturing costs. See the subsection above titled “Business Overview and Trends” for further information regarding the nature of these manufacturing costs. Also as discussed in subsection above titled “Business Overview and Trends,” we estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs for Unallocated Amounts is due primarily to lower self-insured health care costs during the nine months ended September 30, 2011 compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

For the Nine Months Ended September 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$242,597	32.4%	$219,295	32.4%	$23,302	10.6%
Water	13,349	21.5%	12,217	21.3%	1,132	9.3%
LPD	29,574	42.3%	25,848	45.7%	3,726	14.4%
Other	12,700	41.0%	11,030	38.0%	1,670	15.1%
Unallocated Amounts	8,479	N/A	12,385	N/A	(3,906)	(31.5%)
Total Company	$306,699	33.7%	$280,775	34.3%	$25,924	9.2%

Operating Income (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$145,137	19.4%	$128,497	19.0%	$16,640	12.9%
Water	25,327	40.8%	24,228	42.2%	1,099	4.5%
LPD	17,974	25.7%	12,447	22.0%	5,527	44.4%
Other	(207)	(0.7%)	2,057	7.1%	(2,264)	(110.1%)
Unallocated Amounts	(7,305)	N/A	(14,152)	N/A	6,847	48.4%
Total Company	$180,926	19.9%	$153,077	18.7%	$27,849	18.2%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$129,489	17.3%	$112,942	16.7%	$16,547	14.7%
General and administrative	76,941	10.3%	73,203	10.8%	3,738	5.1%
Research and development	36,167	4.8%	33,150	4.9%	3,017	9.1%
Total operating expenses	$242,597	32.4%	$219,295	32.4%	$23,302	10.6%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs and the unfavorable impact of changes in foreign currency exchange rates. Higher personnel-related costs were due primarily to an increase in personnel and higher sales commission expenses. The increase in general and administrative expense resulted primarily from an increase in personnel-related costs, the unfavorable impact of changes in foreign currency exchange rates and an increase in costs attributable to investments in information technology. These increases were partly offset by a certain bad debt expense in 2010 that was absent in 2011 and a payment that we earned in the first quarter of 2011 pursuant to the terms of a license agreement. The increase in research and development expense was due primarily to increased personnel-related costs and higher external consulting and development costs.

Water. The following table presents Water operating expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$6,780	10.9%	$5,725	10.0%	$1,055	18.4%
General and administrative	4,778	7.7%	4,658	8.1%	120	2.6%
Research and development	1,791	2.9%	1,834	3.2%	(43)	(2.3%)
Total operating expenses	$13,349	21.5%	12,217	21.3%	1,132	9.3%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs and the unfavorable impact of changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates, partly offset by lower personnel-related costs. The decrease in research and development expense resulted primarily from lower personnel-related costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

For the Nine Months Ended September 30,
Operating Expenses (dollars in thousands)	2011	Percent of Revenue	2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$11,789	16.8%	$9,976	17.6%	$1,813	18.2%
General and administrative	9,031	12.9%	8,825	15.6%	206	2.3%
Research and development	8,754	12.5%	7,047	12.5%	1,707	24.2%
Total operating expenses	$29,574	42.3%	25,848	45.7%	3,726	14.4%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, the unfavorable impact of changes in foreign currency exchange rates and increased spending on promotional activities. The increase in personnel-related costs was due primarily to an increase in sales personnel to support growth in developing markets and higher commissions in connection with increased sales. The increase in general and administrative expense was due primarily to the unfavorable impact of changes in foreign currency exchange rates, partly offset by a decrease in personnel-related costs. The increase in research and development expense was driven primarily by higher personnel-related costs and, to a lesser extent, the unfavorable impact of changes in foreign currency exchange rates.

Other. Operating expenses for Other operating units increased $1.7 million to $12.7 million for the nine months ended September 30, 2011 due primarily to the absence in 2011 of a milestone payment that was earned in 2010 related to the sale of product rights previously included in our pharmaceutical business, which was recorded as a reduction in operating expense, and to increased consulting and external development expenses in our OPTI Medical line of business and the unfavorable impact of changes in foreign currency exchange rates.

Unallocated Amounts. Operating expenses for Unallocated Amounts decreased $3.9 million to $8.5 million for the nine months ended September 30, 2011 due primarily to a decrease in certain personnel-related costs, receipt of a payment related to the sale of certain raw material inventory in connection with the restructuring of our pharmaceutical business in the fourth quarter of 2008, certain foreign exchange gains compared to losses during the same period of the prior year and a certain impairment charge in 2010 that was absent in 2011. As discussed in the subsection above titled “Business Overview and Trends,” we estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs is due primarily to lower actual self-insured health care costs during the nine months ended September 30, 2011 compared to the same period of the prior year.

Interest Income and Interest Expense

Interest income was $1.2 million for the nine months ended September 30, 2011 compared to $0.3 million for the same period of the prior year. The increase in interest income was due primarily to interest earned on a note issued in connection with a November 2010 strategic investment in a company that owns and operates veterinary hospitals.

Interest expense was $2.4 million for the nine months ended September 30, 2011 compared to $1.7 million for the same period of 2010. The increase in interest expense was due primarily to higher effective interest rates. The fixed rate under our interest rate swap agreements expiring March 30, 2012 is higher than the average variable interest rate under our Credit Facility. As this fixed rate was in place for all nine months ended September 30, 2011 but only a portion of the nine months ended September 30, 2010, interest expense was higher during the nine months ended September 30, 2011 compared to the same period of 2010. The increase in the Credit Spread on borrowings under the Credit Facility as a result of the refinancing event in July 2011 also contributed to the increase in interest expense. We expect that interest expense will continue to increase during the remainder of 2011 compared to 2010 as a result of these two factors.

Provision for Income Taxes

Our effective income tax rate was 31.1% for the nine months ended September 30, 2011 compared to 30.8% for the nine months ended September 30, 2010. The increase in our effective income tax rate was due primarily to lower tax benefits recognized in connection with the expiration of certain statutes of limitations and with U.S. manufacturing activities. These unfavorable impacts were partly offset by federal research and development tax incentives available during the nine months ended September 30, 2011, but not available during the nine months ended September 30, 2010.

■ Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

■ Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations and amounts available under the Credit Facility. At September 30, 2011 and December 31, 2010, we had $181.5 million and $156.9 million, respectively, of cash and cash equivalents, and working capital of $174.4 million and $175.5 million, respectively. Additionally, at September 30, 2011, we had remaining borrowing availability of $145.0 million under our $300 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. Under the Credit Facility we have the option to further increase the aggregate commitments up to $450 million subject to our obtaining commitments from existing or new lenders and satisfying other conditions specified in the Credit Facility. We further believe that current cash and cash equivalents, funds generated from operations and available borrowings under our existing Credit Facility will be sufficient to fund our operations, capital purchase requirements and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long-term to fund our business as currently being conducted.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010

Days sales outstanding(1)	43.1	41.2	40.2	38.7	41.9
Inventory turns(2)	1.7	1.7	1.8	1.8	1.7

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.
(2) Inventory turns represents inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(dollars in thousands)	2011	2010	Dollar Change

Net cash provided by operating activities	$163,518	$129,983	$33,535
Net cash used by investing activities	(39,304)	(28,804)	(10,500)
Net cash used by financing activities	(101,667)	(75,279)	(26,388)
Net effect of changes in exchange rates on cash	2,037	884	1,153
Net increase in cash and cash equivalents	$24,584	$26,784	$(2,200)

Operating Activities. Cash provided by operating activities was $163.5 million for the nine months ended September 30, 2011 compared to $130.0 million for the same period in 2010. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from exercises of stock options and vesting of restricted stock units to a financing activity, was $172.4 million for the nine months ended September 30, 2011 compared to $153.4 million for the same period in 2010, resulting in incremental operating cash flows of $19.0 million. The total of changes in operating assets and liabilities and the tax benefit from exercises of stock options and vesting of restricted stock units decreased cash by $8.9 million and $23.4 million for the nine months ended September 30, 2011 and 2010, respectively, resulting in an incremental increase in cash of $14.5 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from exercises of stock options and vesting of restricted stock units:

	For the Nine Months Ended September 30,
(dollars in thousands)	2011	2010	Dollar Change

Accounts receivable	$(16,181)	$(6,916)	$(9,265)
Inventories	(9,732)	(22,460)	12,728
Other assets	3,056	(5,836)	8,892
Accounts payable	8,305	6,107	2,198
Accrued liabilities	16,664	16,447	217
Deferred revenue	3,018	2,570	448
Tax benefit from exercises of stock options and vesting of restricted stock units	(14,009)	(13,293)	(716)
Total change in cash due to changes in operating assets and liabilities and the tax benefit from exercises of stock options and vesting of restricted stock units	$(8,879)	$(23,381)	$14,502

The increase in inventory during the nine months ended September 30, 2011 was less than the increase during the nine months ended September 30, 2010 due primarily to the timing of inventory receipts, most significantly of slides used with our chemistry analyzers. Incremental cash provided by the change in other assets was due primarily to the use of prepaid tax amounts resulting in lower taxes paid during the nine months ended September 30, 2011 in comparison to the same period of the prior year. The increase in accounts payable during both the nine months ended September 30, 2011 and 2010 was due primarily to a combination of the timing of payments and the increase in expenses during both periods. Incremental cash used resulting from the changes in accounts receivable was driven primarily by the increase in revenue during the three months ended September 30, 2011 compared to the three months ended December 31, 2010 and the corresponding increase in accounts receivable. The timing of customer payments also contributed to incremental cash used resulting from the changes in accounts receivable.

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

Investing Activities. Cash used by investing activities was $39.3 million for the nine months ended September 30, 2011 compared to cash used of $28.8 million for the same period of 2010. The increase in cash used by investing activities was due to additional investments in our facilities and our suite of business software applications and related hardware during the nine months ended September 30, 2011 in comparison to the same period of the prior year. The acquisition of a business in September 2011 for a purchase price of $3.2 million also contributed to incremental cash used by investing activities. The additional investments in our facilities were due primarily to a $4.7 million investment in our Memphis, Tennessee location during the nine months ended September 30, 2011 compared to no similar investment made during the same period of the prior year and to an incremental investment of $2.2 million in our Westbrook, Maine location during the nine months ended September 30, 2011 compared to the same period of the prior year.

This increase in cash used was partly offset by the receipt of milestone payments aggregating $3.0 million during the nine months ended September 30, 2011 in connection with the gain and receivable recorded in the third and fourth quarters of 2010 related to the achievement of certain sales milestones by the acquirer of our feline insulin product.

We anticipate capital expenditures in 2011 of approximately $55 million.

Financing Activities. Cash used by financing activities was $101.7 million for the nine months ended September 30, 2011 compared to cash used of $75.3 million for the same period in 2010. The increase in cash used by financing activities was due primarily to an increase in cash used to repurchase common stock, partly offset by higher net borrowings under the Credit Facility.

Cash used to repurchase common stock increased by $48.9 million during the nine months ended September 30, 2011 compared to the same period of the prior year. From the inception of our common stock repurchase program in August 1999 to September 30, 2011, we have repurchased 42.4 million shares. During the nine months ended September 30, 2011, we purchased 2.2 million shares for an aggregate cost of $166.0 million compared to purchases of 2.1 million shares for an aggregate cost of $117.2 million during the nine months ended September 30, 2010. We believe that the repurchase of our common stock is a favorable investment, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases. On October 12, 2011, our board of directors authorized the repurchase by the Company of up to an additional four million shares of our common stock under our ongoing repurchase program, bringing the total shares of common stock authorized to be repurchased by the Company in the open market or in negotiated transactions up to 48 million.

Net borrowing and repayment activity under our Credit Facility resulted in incremental cash provided of $17.8 million during the nine months ended September 30, 2011 compared to the same period of the prior year. At September 30, 2011, we had $154.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility is further reduced by $1.0 million for a letter of credit issued related to our workers’ compensation policy covering claims for the years 2009, 2010 and 2011. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At September 30, 2011, we were in compliance with the covenants of the Credit Facility.

Cash proceeds from the exercise of stock options and employee stock purchase plans increased by $4.0 million and the related tax benefits increased by $0.7 million. The increase in cash proceeds was due primarily to an increase in the weighted average exercise price, partly offset by a decrease in the number of stock options exercised. The increase in the tax benefit from the exercises of stock options and vesting of restricted stock units was due primarily to higher average prices of our stock during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30, 2011 are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission (“SEC”) in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2011, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level to achieve their stated purpose.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.     Risk Factors

Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

The following discussion includes three revised risk factors (“Our Failure to Successfully Execute Certain Strategies Could Have a Negative Impact on Our Growth and Profitability,” “The Duration and Resolution of Government Investigations into Our Marketing and Sales Practices for Companion Animal Veterinary Products and Services are Unpredictable” and “Changes in Testing Patterns Could Negatively Affect our Operating Results”) and one additional risk factor (“Restrictions in Our Credit Facility or Our Inability to Obtain Financing on Favorable Terms May Limit Our Activities”) that reflect developments subsequent to the discussion of those risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010. Further, we have eliminated one risk factor (“The Loss of Our President, Chief Executive Officer and Chairman Could Adversely Affect Our Business”), which was included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•	Expanding our served market and growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;

•	Identifying, completing and integrating acquisitions that enhance our existing businesses or create new business or geographic areas for us; and

•	Developing and implementing new technology and licensing strategies.

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

Demand for our water products is driven in part by the availability of funds at the government laboratories, water utilities and private certified laboratories that utilize our products. Availability of funds also affects demand by the government laboratories and cattle, swine and poultry producers that utilize our livestock and poultry diagnostic products, and by users of our human point-of-care diagnostic instruments. Economic weakness in our markets has caused and could continue to cause our customers to reduce their investment in such testing.

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against non-U.S. currencies, and in particular the Euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Swiss Franc, adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. For the three and nine months ended September 30, 2011, approximately 25% and 26%, respectively, of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies compared to 24% and 25% for the three and nine months ended September 30, 2010. To mitigate such foreign currency exposure, we utilize non-speculative forward currency exchange contracts. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

We received subpoenas from the FTC, on April 15, 2010 and August 8, 2011, requesting that we provide the FTC with documents and information relevant to this investigation and we are cooperating fully with the FTC in its investigation. We cannot predict how long any investigation might be ongoing.

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

Distributors of veterinary products have entered into business combinations resulting in fewer distribution companies. Consolidation within distribution channels increases our customer concentration level, which could increase the risks described in the preceding paragraph. See “Part I. Item 1 Business – Marketing and Distribution” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information.

Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results

We face intense competition within the markets in which we sell our products and services and we expect that future competition may become even more intense. Competition could negatively affect our sales and profitability in a number of ways.  New competitors may enter our markets and new or existing competitors may introduce new and competitive products and services, which could be superior to our products and services.  In addition, multiple competitors could bundle product and service offerings through co-marketing or other arrangements, which could enhance their ability to compete with our broad product and service offering.  Some of our competitors and potential competitors, including large diagnostic and pharmaceutical companies, have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development and obtaining regulatory approvals than we do.

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

Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for bovine spongiform encephalopathy (“BSE” or “mad cow disease”) in the European Union was increased from 30 months to 48 months, which reduced the population of cattle tested by approximately 30%. In February 2011, the European Union’s Standing Committee on the Food Chain and Animal Health agreed to allow its member states to further raise the recommended testing age to 72 months, effective July 1, 2011, which will likely further reduce the population of cattle tested, depending on the extent to which each country in the European Union decides to adopt the new guidelines. The demand for our BSE testing products will be negatively impacted as a result of these regulatory changes.

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

Our Limited Experience and Small Scale in the Human Point-of-Care Market Could Inhibit Our Success in this Market

We have limited experience in the human point-of-care medical diagnostics market and we operate at a small scale in this market. This market differs in many respects from the veterinary diagnostic market. Significant differences include the impact of third party reimbursement on diagnostic testing, more extensive regulation, greater product liability risks, larger competitors, a more segmented customer base, and more rapid technological innovation. Our limited experience and small scale in the human point-of-care medical diagnostics market could negatively affect our ability to successfully manage the risks and features of this market that differ from the veterinary diagnostic market. There can be no assurance that we will be successful in achieving growth and profitability in the human point-of-care medical diagnostics market comparable to the results we have achieved in the veterinary diagnostic market.

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the three and nine months ended September 30, 2011, approximately 42% of our revenue was attributable to sales of products and services to customers outside the U.S., compared to 40% for the three and nine months ended September 30, 2010. Various possible risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters and unexpected regulatory and economic or political changes in foreign markets. Prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results for that period.

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

Restrictions in Our Credit Facility or Our Inability to Obtain Financing on Favorable Terms May Limit Our Activities

In July 2011, we refinanced our existing $200 million unsecured revolving credit facility by entering into an amended and restated unsecured revolving credit facility (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”) in the principal amount of $300 million. Our ability to satisfy our obligations under the Credit Facility depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or generate sufficient levels of earnings to satisfy the applicable affirmative, negative and financial covenants. Our failure to comply with these covenants and the other terms of the Credit Facility could result in an event of default and acceleration of our obligations under the Credit Facility, which may require us to seek additional financing or restructure existing debt and possibly on terms not deemed favorable.

We fund our operations, capital purchase requirements and strategic growth needs through cash on hand, funds generated from operations and amounts available under our unsecured revolving credit facility. If we were unable to obtain financing on favorable terms, we could face restrictions that would limit our ability to execute certain strategies, which could have an adverse effect on our revenue growth and profitability.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1 to July 31, 2011	254,096	$78.79	254,053	2,255,536
August 1 to August 31, 2011	279,414	75.82	279,414	1,976,122
September 1 to September 30, 2011	354,700	74.83	352,818	1,623,304
Total	888,210	$76.27	886,285	1,623,304

As of September 30, 2011, our board of directors had approved the repurchase of up to 44 million shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010 and then again on October 12, 2011 when our board of directors authorized the repurchase by the Company of up to an additional four million shares of our common stock, bringing the total shares of common stock authorized to be repurchased by the Company in the open market or in negotiated transactions up to 48 million. There is no specified expiration date for this repurchase plan. There were no other repurchase plans outstanding during the three months ended September 30, 2011, and no repurchase plans expired during the period. Repurchases of 886,285 shares were made during the three months ended September 30, 2011 in transactions made pursuant to our repurchase plan.

During the three months ended September 30, 2011, we received 1,925 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may be purchased under the repurchase plan.

Item 6.    Exhibits

Exhibit No.	Description

10.1
Amended and Restated Credit Agreement, dated as of July 26, 2011, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation and IDEXX Europe B.V., as borrowers, and the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, J.P. Morgan Europe Limited, as London agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, Bank of America, N.A., as syndication agent, and Wells Fargo Bank, N.A., as documentation agent (filed as Exhibit No. 99.1 to Current Report on Form 8-K, filed August 1, 2011, File No. 0-19271, and incorporated herein by reference.)

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

IDEXX LABORATORIES, INC.

/s/ Merilee Raines
Date: October 21, 2011	Merilee Raines
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1
Amended and Restated Credit Agreement, dated as of July 26, 2011, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation and IDEXX Europe B.V., as borrowers, and the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, J.P. Morgan Europe Limited, as London agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, Bank of America, N.A., as syndication agent, and Wells Fargo Bank, N.A., as documentation agent (filed as Exhibit No. 99.1 to Current Report on Form 8-K, filed August 1, 2011, File No. 0-19271, and incorporated herein by reference.)

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