Form 10-K
period 2011-12-31
IDEXX LABORATORIES INC /DE
filed 2012-02-17
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 0-19271
IDEXX LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) ONE IDEXX DRIVE, WESTBROOK, MAINE (Address of principal executive offices)	01-0393723 (IRS Employer Identification No.) 04092 (ZIP Code)

Registrant’s telephone number, including area code: 207-556-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sale price on June 30, 2011 of the registrant’s Common Stock as reported by the NASDAQ Global Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,365,391,151. For these purposes, the registrant considers its Directors and executive officers to be its only affiliates.

The number of shares outstanding of the registrant’s Common Stock was 55,054,045 on February 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Specifically identified portions of the Company’s definitive proxy statement to be filed in connection with the Company’s 2012 Annual Meeting to be held on May 9, 2012, are incorporated herein by reference.

IDEXX LABORATORIES, INC.

Annual Report on Form 10-K

Signatures	58
Financial Statements and Supplementary Data – Index to Consolidated Financial Statements	F-1
Exhibit Index

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2011 contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance; the effect of economic downturns on our business performance; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. The risks and uncertainties discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

PART I

ITEM 1.   BUSINESS

We develop, manufacture and distribute products and provide services primarily for the companion animal veterinary, livestock and poultry, water testing and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our primary products and services are:

•	Point-of-care veterinary diagnostic products, comprising instruments and consumables and rapid assays;
•	Veterinary reference laboratory diagnostic and consulting services used by veterinarians;
•	Diagnostic and health-monitoring products for livestock and poultry;
•	Products that test water for certain microbiological contaminants;
•	Practice management systems and services and digital radiography systems used by veterinarians;
•	Products that test milk for antibiotic residues and other contaminants; and
•	Point-of-care electrolytes and blood gas analyzers used in the human point-of-care medical diagnostics market.

We are a Delaware corporation and were incorporated in 1983. Our principal executive offices are located at One IDEXX Drive, Westbrook, Maine 04092, our telephone number is 207-556-0300, and our Internet address is www.idexx.com. References herein to “we,” “us,” the “Company,” or “IDEXX” include our wholly-owned subsidiaries and majority-owned subsidiaries unless the context otherwise requires. References to our Web site are inactive textual references only and the content of our Web site should not be deemed incorporated by reference into this Form 10-K for any purpose.

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

DESCRIPTION OF BUSINESS BY SEGMENT

During 2011, we operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). Prior to the second quarter of 2010, we referred to LPD as our Production Animal Segment. We also operate two smaller operating segments that comprise products for milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about the Dairy and OPTI Medical operating segments is combined and presented with one of our remaining pharmaceutical product lines and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 15 to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K for financial information about our segments, including geographic information, and our product and service categories.

COMPANION ANIMAL GROUP

Instruments and Consumables

We currently market an integrated suite of in-clinic laboratory analyzers for use in providing reference laboratory quality diagnostic results in companion animal veterinary practices that we refer to as the IDEXX VetLab® suite of analyzers. The IDEXX VetLab® suite includes several instrument systems, as well as associated proprietary consumable products, all of which are described below:

Blood and Urine Chemistry. We sell two chemistry analyzers, the Catalyst Dx® Chemistry Analyzer and the VetTest® Chemistry Analyzer, that are used by veterinarians to measure levels of certain enzymes and other substances in blood or urine for monitoring health status and assistance in diagnosing physiologic conditions. Both instruments use consumables manufactured for IDEXX by Ortho-Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson & Johnson, based on Ortho’s dry slide technology (“Catalyst Dx® slides,” “VetTest® slides” or “slides”). In addition, the Catalyst Dx® analyzer also uses dry slide electrolyte consumables manufactured by IDEXX at OPTI Medical Systems, one of our wholly-owned subsidiaries. Blood tests commonly run on these analyzers include glucose, alkaline phosphatase, ALT (alanine aminotransferase), albumin, creatinine, blood urea nitrogen (“BUN”), and total protein. Tests are sold individually and in prepackaged panels. Both analyzers also run a urine test called urine protein:creatinine ratio, which assists in the detection of early renal disease.

The Catalyst Dx® analyzer is our latest generation chemistry analyzer, which was launched in 2008. The Catalyst Dx® analyzer provides significantly improved throughput, ease of use and menu relative to the VetTest® analyzer, including the ability to run electrolytes. Key ease-of-use features include the ability to run whole blood using an on-board centrifuge, the ability to run pre-packaged, multi-slide clips in addition to single chemistry slides, and an automated metering system. The Catalyst Dx® analyzer also enables automated dilutions, which is an ease-of-use feature both for certain blood chemistries and the test for urine protein:creatinine ratio. The Catalyst Dx® analyzer allows a veterinarian to run multiple patient samples simultaneously; to run different sample types including whole blood, plasma, serum and urine; to perform 28 different chemistry and electrolyte tests; and to automatically calculate other parameters and ratios important to blood chemistry analysis.

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

Hematology. We sell three hematology analyzers that assess the cellular components of blood, including red blood cells, white blood cells and platelets (also called a complete blood count (“CBC”)). These analyzers include the ProCyte Dx® Hematology Analyzer, which uses laser-flow cytometry, optical fluorescence and laminar-flow impedance in its analysis; the LaserCyte® Hematology Analyzer, which uses laser-flow cytometry technology in its analysis; and the IDEXX VetAutoread™ Hematology Analyzer. We also sell the Coag Dx™ Analyzer, which permits the detection and diagnosis of blood clotting disorders.

The ProCyte Dx® analyzer is our latest generation hematology analyzer, which we launched in the third quarter of 2010. The ProCyte Dx® analyzer provides significantly improved throughput, accuracy and more complete medical information relative to the LaserCyte® and VetAutoread™ hematology analyzers. The ProCyte Dx® analyzer provides validated results for five species (canine, feline, equine, bovine and ferret) for up to 24 different blood parameters, providing a more complete picture of each patient’s health.

Quantitative Immunoassay Testing. With multiple-patient testing functionality, the SNAPshot Dx® analyzer provides quantitative measurements of total thyroxine (“T4”), cortisol and bile acids to assist in the evaluation of thyroid, adrenal and liver function. The SNAPshot Dx® analyzer also reads, interprets and records the results of many IDEXX rapid assay SNAP® tests, including our canine SNAP® 4Dx® test, feline SNAP® FIV/FeLV Combo test, canine SNAP® cPL™ test, feline SNAP® fPL™ test, SNAP® Feline Triple test and canine SNAP® Heartworm RT test.

Urinalysis. The IDEXX VetLab® UA™ Analyzer provides rapid, semi-quantitative chemical urinalysis and is validated specifically for veterinary use.

IDEXX VetLab® Station. The IDEXX VetLab® Station (“IVLS”) connects and integrates the diagnostic information from all the IDEXX VetLab® equipment and thus provides reference laboratory information management system capability. We sell the IVLS as an integral component of the Catalyst Dx®, LaserCyte® and ProCyte Dx® analyzers and also as a standalone hardware platform. The IVLS includes a user interface to input patient information, connect with a practice management system and send information to run the individual analyzers. IVLS also generates one integrated patient report incorporating all of the lab work generated by the IDEXX VetLab® suite; stores, retrieves and analyzes historical patient diagnostics data, including SNAP® test results; and sends and receives information from practice management systems, including the IDEXX Cornerstone® system, as well as a wide variety of third-party systems. IVLS also connects back to IDEXX through SmartServiceTM, a secure internet link that enables us to provide diagnostic service and support for certain IDEXX VetLab® instruments through remote access.

Rapid Assays

We sell a broad range of single-use, handheld test kits under the SNAP® name that provide quick, accurate and convenient diagnostic test results for a variety of companion animal diseases and health conditions. These kits work without the use of instrumentation, although many kits may also be read automatically by the SNAPshot Dx® analyzer as discussed above.

Principal single-use canine tests include:

•	SNAP® 4Dx®, which tests for the tick-borne diseases Lyme disease, Ehrlichia canis and Anaplasma phagocytophilum and the mosquito-borne disease canine heartworm;

•	SNAP® 3Dx® , which tests for Lyme disease, Ehrlichia canis and canine heartworm;

•	SNAP® Heartworm RT, which tests only for canine heartworm;

•	SNAP® Parvo, which tests for parvovirus, a virus causing life-threatening damage to immune and intestinal systems;

•	SNAP® cPL™, which tests only for canine pancreatitis;

•	SNAP® Giardia, which is a fecal test for soluble Giardia antigens, a common cause of waterborne infection; and

•	SNAP® Leishmania, which tests for a parasitological disease (“Leishmania”) transmitted by mosquitoes that affects biological systems and vital organs.

Principal single-use feline tests include:

•	SNAP® Feline Triple®, which tests for feline immunodeficiency virus (“FIV”) (which is similar to the human AIDS virus), feline leukemia virus (“FeLV”), and feline heartworm;

•	SNAP® FIV/FeLV Combo Test, which tests for FIV and FeLV;

•	SNAP® FeLV, which tests only for FeLV;

•	SNAP® fPL™, which we launched during the second quarter of 2011 and tests for feline pancreatitis; and

•	SNAP® Giardia, which is a fecal test for soluble Giardia antigens.

Sales of canine parasite tests, including SNAP® 4Dx®, SNAP® 3Dx® and SNAP® Heartworm RT, are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practice.

In addition to our single-use tests, we sell a line of microwell-based test kits under the PetChek® name for canine heartworm, FIV and FeLV. Larger clinics and laboratories use these kits to test multiple samples and provide ease-of-use and cost advantages to high-volume customers.

We expect to introduce SNAP® 4Dx® Plus to the U.S. market during the second quarter of 2012, pending approval from the U.S. Department of Agriculture (“USDA”). This next generation product tests for two additional tick-borne analytes, Ehrlichia ewingii and Anaplasma platys, in addition to those analytes currently tested by SNAP® 4Dx®.

Reference Laboratory Diagnostic and Consulting Services

Reference Laboratory Diagnostic Services. We offer commercial reference laboratory diagnostic and consulting services to veterinarians in the U.S., Canada, Europe, Australia, Japan, South Africa, China and South Korea and to bioresearch customers in the U.S. and Europe. Customers use our services by submitting samples by courier or overnight delivery to one of our facilities. Most test results have same-day or next-day turnaround times. Our laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in animals, including virtually all tests that can be run in-clinic at the veterinary practice with our instruments or rapid assays. This menu of tests also includes a number of specialized and proprietary tests that we have developed that allow practitioners to diagnose increasingly relevant diseases in dogs and cats, including heart disease, pancreatitis and certain infectious diseases.

In November 2011, we acquired the research and diagnostic laboratory (“RADIL”) business of the College of Veterinary Medicine from the University of Missouri. RADIL provides health monitoring and diagnostic testing services to bioresearch customers. The financial results of RADIL are reflected in the financial results of our reference laboratory diagnostic and consulting services business. The acquisition of RADIL did not have a material effect on our results of operation in 2011 and are not expected to have a material effect on our results of operation in 2012.

Consulting Services. Additionally, we provide specialized veterinary consultation, telemedicine and advisory services, including radiology, cardiology, internal medicine and ultrasound consulting. These services enable veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the Internet.

Practice Management Systems and Digital Radiography

Practice Management Systems and Services. We develop, market and sell practice management systems, including hardware and software, and services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling (including boarding and grooming), reminders, billing and inventory management. Our principal practice management system is Cornerstone®. We also support several legacy practice management systems installed with our customers, including IDEXX Better Choice®, IDEXX VPM™ and IDEXX VetLINK®. Our services include Cornerstone® Coaching, Practice Profile™, Reminder Service, SmartService™ Solutions, VetVault® Backup Solution and PetDetect® Pet Identification System. Certain of our services are compatible with non-IDEXX practice management systems. We derive a significant portion of our revenues for this product line from ongoing service contracts.

Digital Radiography Systems and Services. Our digital radiography systems capture radiographic images in digital form, replacing traditional x-ray film and the film development process, which generally requires the use of hazardous chemicals and darkrooms. We market and sell two digital radiography systems for use in the small animal veterinary hospital: the IDEXX-DR™ 1417 and the IDEXX I-Vision CR™. The I-Vision CR™ is our latest generation computed radiography system, which we launched in January 2011. We also market and sell the IDEXX EquiView® DR system for use as a portable unit in ambulatory veterinary practices, such as equine practices.

Our digital radiography systems use IDEXX-PACS™ and IDEXX EquiView PACS™ picture archiving and communication system (“PACS”) software for the viewing, manipulation, management, storage and retrieval of the digital images generated by the digital capture plate. The PACS software also permits images from our digital radiography systems to be integrated into patients’ medical records in the Cornerstone® system, as well as transferred to other practice management systems. In September 2011, we launched IDEXX I-Vision Mobile™, an application that allows veterinarians with the IDEXX-DR™ 1417 and IDEXX I-Vision CR™ systems, as well as our legacy digital radiography systems, to request, view and send images using an iPad® or an Android® mobile tablet. This application integrates with our IDEXX-PACS™ software.

WATER

We offer a range of products used in the detection and quantification of various microbiological parameters in water.

Our principal products are the Colilert®, Colilert®-18 and Colisure® tests, which simultaneously detect the presence of total coliforms and E. coli in water. These organisms are broadly used as indicators of microbial contamination in water. These products utilize indicator-nutrients that produce a change in color or fluorescence when metabolized by target microbes in the sample. Our water tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with regulatory standards, including U.S. Environmental Protection Agency (“EPA”) standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, waste water and water from private wells.

Our Enterolert® products detect the presence of enterococci in drinking, waste and recreational waters. Enterococci, bacteria normally found in human and animal waste, are organisms broadly used as an indicator of microbial contamination in water. Our Pseudalert™ products detect the presence of pseudomonas in pool, spa and bottled waters. Pseudomonas is a pathogen that can cause “hot-tub rash,” “swimmer’s ear” and potentially fatal infections in immunocompromised individuals. Our Filta-Max® and Filta-Max xpress® products are used in the detection of Cryptosporidium and Giardia in water. Cryptosporidium and Giardia are parasites that can cause potentially fatal gastrointestinal illness if ingested. We also distribute certain water testing kits manufactured by Life Technologies Corporation that complement our Cryptosporidium and Giardia testing products.

Our Quanti-Tray® products, when used in conjunction with our Colilert®, Colilert®-18, Colisure®, Enterolert® or Pseudalert™ products, provide users quantitative measurements of microbial contamination, rather than a presence/absence indication. Our SimPlate for heterotropic plate count product detects the total number of the most common bacteria in a water sample.

We also sell consumables, parts and accessories to be used with many of our water testing products.

LIVESTOCK AND POULTRY DIAGNOSTICS

We sell diagnostic tests and related instrumentation that are used to detect a wide range of diseases and to monitor health status in livestock and poultry. Our livestock and poultry diagnostic products are purchased by government and private laboratories that provide testing services to cattle, swine and poultry veterinarians and producers. Our principal products include tests for Bovine Viral Diarrhea Virus (“BVDV”), Porcine Reproductive and Respiratory Syndrome (“PRRS”) and Bovine Spongiform Encephalopathy (“BSE” or “mad cow disease”). BVDV is a common and contagious viral infection that suppresses the immune system, making the animal susceptible to a host of other infections, impacting beef and dairy production yields as a result. PRRS is a contagious virus causing reproductive problems and respiratory diseases. BSE is a fatal neurodegenerative disease in cattle that causes a spongy degeneration in the brain and spinal cord.

OTHER

Dairy

The principal products in our Dairy business are our SNAP® tests used to detect antibiotic drug-residue in milk. Dairy producers and processors worldwide use our tests for quality and safety assurance of raw milk. Our primary product line for detecting antibiotic residue in milk is SNAP® Beta-Lactam, which detects penicillin, amoxicillin, ceftiofur and cephaphirin residues, followed by SNAPduo® Beta-Tetra, which detects certain tetracycline antibiotic residues in addition to those detected by the SNAP® Beta Lactam test kits. We also sell SNAP® tests for the detection of certain other contaminants in milk, such as chemical melamine and Alfatoxin M1.

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

Other Activities

In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a feline insulin product under development. Upon completion of this transaction we restructured the remaining pharmaceutical division and realigned two of our pharmaceutical product lines to the Rapid Assay line of business, which is part of CAG, and realigned the remainder of the products, which comprised of one product line and two out-licensing arrangements in effect at the time of the realignment, to the Other segment. We retained certain drug delivery technologies that we have continued to seek to commercialize through agreements with third parties, such as pharmaceutical companies, that we also include in the Other segment. See Note 22 to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K for additional information regarding the restructuring of our pharmaceutical business. Since realignment to the Rapid Assay line of business, we have discontinued the production and sale of one of the remaining pharmaceutical product lines. Neither this product line nor the second remaining product line is or was a significant contributor to revenue in the Rapid Assay line of business.

MARKETING AND DISTRIBUTION

We market, sell and service our products worldwide through our marketing, sales and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands, Spain, Switzerland, Taiwan, the United Kingdom, South Africa, Poland and South Korea. Sales and marketing expense was $204.9 million, $179.6 million and $167.7 million for the twelve months ended December 31, 2011, 2010 and 2009, respectively, or 16.8% of revenue in 2011 and 16.3% of revenue in each of 2010 and 2009.

Generally, we select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. We market our companion animal diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel and rapid assay test kits and instrument consumables supplied primarily by distributors. Outside the U.S., we sell our companion animal diagnostic products through our direct sales force and, in certain countries, through distributors and other resellers. We sell our veterinary reference laboratory diagnostic and consulting services worldwide through our direct sales force. We market our software and digital radiography products through our direct sales force and through distributors primarily in the U.S. and Canada. We market our water, livestock and poultry and dairy products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force. We sell our OPTI® electrolyte and blood gas analyzers both directly and through independent human medical product distributors in the U.S. and we sell most of the related consumables through the distribution channel. Outside the U.S., we sell our OPTI® products primarily through distributors and other resellers.

Our largest customers are our U.S. distributors of our products in the CAG segment. One of our CAG distributors, Butler Schein Animal Health Supply, LLC (“Butler”), accounted for 9% of our revenue in each of 2011 and 2010. Butler was formed in December 2009 when Butler Animal Health Supply, LLC combined with the U.S. animal health business of Henry Schein, Inc. Together these organizations accounted for 10% of our revenue in 2009.

RESEARCH AND DEVELOPMENT

Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our business areas. Our research and development expenses, which consist of salaries, employee benefits, materials and external consulting and development costs, were $76.0 million, $68.6 million and $65.1 million for the twelve months ended December 31, 2011, 2010 and 2009, respectively, or 6.2% of revenue in 2011 and 2010 and 6.3% of revenue in 2009.

PATENTS AND LICENSES

We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties.

Important patents and licenses include:

•	Exclusive licenses from the University of Texas and Tulane University to patents that expire in 2017 and 2019, respectively, relating to reagents and methods for the detection of Lyme disease utilized in certain of our SNAP® products and a reference laboratory diagnostic test;
•	A patent concerning the Colilert®-18 product that expires in 2014;
•	A patent concerning the Quanti-Tray® product that expires in 2014;
•	A patent that relates to certain methods and kits for simultaneously detecting antigens and antibodies, which covers certain of our SNAP® products, including our canine and feline combination tests, that expires in 2014;
•	Patents covering various reagents, kits and/or immunoassays for detecting FIV antibodies utilized in certain of our SNAP® products that expire beginning in 2014;
•	An exclusive license from Boehringer Ingelheim to certain patents covering reagents and methods for detecting PRRS that expire in 2014; and
•	An exclusive license from Cornell University to patents covering methods for detecting BVDV that expire beginning in 2017.

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

Instruments and consumables.

Significant products supplied by sole and single source providers include VetTest® analyzers and consumables, Catalyst Dx® consumables (other than electrolyte consumables), LaserCyte® consumables and VetAutoread™, VetLyte®, Coag Dx™ and ProCyte® analyzers and consumables.

VetTest® slides and Catalyst Dx® chemistry slides are supplied by Ortho under supply agreements that are currently set to expire at the end of 2028. We are required to purchase all of our requirements for our current menu of VetTest® slides and Catalyst Dx® chemistry slides from Ortho to the extent Ortho is able to supply those requirements. Through 2012, the agreements provide for price increases based upon the U.S. Producer Price Index. Starting in 2013, the agreements provide for pricing based on purchase volumes and a fixed annual inflationary adjustment. The agreements also prohibit Ortho from promoting and selling these chemistry slides in the veterinary market other than to IDEXX.

We purchase other analyzers and consumables under supply agreements with terms ranging up to 21 years, which in some cases may be extended at our option. We have minimum purchase obligations under some of these agreements, and our failure to satisfy these obligations may result in loss of some or all of our rights under these agreements. See “Part I, Item 1A. Risk Factors.”

Other components.

We purchase certain other products, raw materials and components from sole and single source suppliers. These products include certain digital radiography systems and certain components used in our SNAP® rapid assay and dairy devices, livestock and poultry testing kits and water testing products.

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

We have been successful in ensuring an uninterrupted supply of products purchased from single source suppliers. However, there can be no assurance that uninterrupted supply can be maintained if these agreements terminate for any reason or our suppliers otherwise are unable to satisfy our requirements for products. See “Part I, Item 1A. Risk Factors.”

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

We compete with many companies ranging from large human pharmaceutical and medical diagnostics companies to small businesses focused on animal health. Our companion animal veterinary diagnostic products and services compete with both reference laboratory service and in-clinic product providers. Our competitors vary in our different markets. In some markets, academic institutions, governmental agencies and other public and private research organizations conduct research activities and may commercialize products or services, which could compete with our products, on their own or through joint ventures. Several of our direct and indirect competitors have substantially greater capital, manufacturing, marketing, and research and development resources than we do.

Competitive factors in our different business areas are detailed below:

•	Companion animal diagnostic offerings. We compete primarily on the basis of ease of use and speed of our products, diagnostic accuracy, product quality, breadth of our product line and services, technology, information management, availability of medical consultation, effectiveness of our sales and distribution channels, quality of our technical and customer service, and our pricing relative to the value of our products and services in comparison with competitive products and services. We compete in most geographic locations in North America with Antech Diagnostics, a unit of VCA Antech, Inc., and Abaxis, Inc.
•	Water, livestock and poultry and dairy testing products. We compete primarily on the basis of the ease of use, speed, accuracy, product quality, and other performance characteristics of our products and services (including unique tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, and our pricing relative to the value of our products in comparison with competitive products and services.
•	Practice management and digital radiography systems. We compete primarily on the basis of functionality, connectivity to equipment and other systems, performance characteristics, effectiveness of our customer service, information handling capabilities, advances in technologies, and our pricing relative to the value of our products and services. We compete in most geographic locations in North America with Butler with respect to our practice management products and services.
•	Electrolyte and blood gas analyzers for the human point-of-care medical diagnostics market. We compete primarily with large human medical diagnostics companies such as Radiometer A/S, Siemens Medical Solutions Diagnostics, Instrumentation Laboratory, Abbott Diagnostics, and Roche Diagnostics. We compete primarily on the basis of the ease of use, menu, convenience, international distribution and service, instrument reliability, and our pricing relative to the value of our products.

GOVERNMENT REGULATION

Many of our products are subject to comprehensive regulation by U.S. and foreign regulatory agencies that relate to, among other things, product approvals, manufacturing, distribution, marketing and promotion, labeling, recordkeeping, testing, quality, storage, and product disposal. The following is a description of the principal regulations affecting our businesses.

Veterinary diagnostic products. Diagnostic tests for animal health infectious diseases, including most of our livestock and poultry products and our rapid assay products, are regulated in the U.S. by the Center for Veterinary Biologics within the United States Department of Agriculture (“USDA”) Animal and Plant Health Inspection Service (“APHIS”). These products must be approved by APHIS before they may be sold in the U.S. The APHIS regulatory approval process involves the submission of product performance data and manufacturing documentation. Following regulatory approval to market a product, APHIS requires that each lot of product be submitted for review before release to customers. In addition, APHIS requires special approval to market products where test results are used in part for government-mandated disease management programs. A number of foreign governments accept APHIS approval as part of their separate regulatory approvals. However, compliance with an extensive regulatory process is required in connection with marketing diagnostic products in Japan, Germany, the Netherlands and many other countries. We also are required to have a facility license from APHIS to manufacture USDA-licensed products and are required to obtain special approval to import products into to the U.S. for distribution from our manufacturing facility in Montpellier, France. We have a facility license for our manufacturing facility in Westbrook, Maine and our distribution center in Memphis, Tennessee. Our manufacturing facility in Montpellier, France has been approved by APHIS and we have a permit to import products manufactured in Montpellier, France to the U.S. for distribution.

Our veterinary diagnostic instrument systems are veterinary medical devices regulated by the U.S. FDA under the Food, Drug and Cosmetics Act (the “FDC Act”). While the sale of these products does not require premarket approval by the FDA and does not subject us to the FDA’s current Good Manufacturing Practices regulations (“cGMP”), these products must not be adulterated, mislabeled or misbranded under the FDC Act.

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

Dairy testing products. Dairy products used in National Conference on Interstate Milk Shipments (“NCIMS”) milk-monitoring programs are regulated by the FDA as veterinary medical devices. However, before products requiring FDA approval can be sold in the U.S., performance data must be submitted in accordance with an FDA approved protocol administered by an independent body, such as the Association of Analytical Communities Research Institute (“AOAC RI”). Following approval of a product by the FDA, the product must also be approved by NCIMS, an oversight body that includes state, federal and industry representatives. Our SNAP® Beta-Lactam antibiotic residue test products have been approved by the FDA, NCIMS and AOAC RI for sale in the U.S. While some foreign countries accept AOAC RI approval as part of their regulatory approval process, many countries have separate regulatory processes.

Human point-of-care electrolyte and blood gas analyzers. Our OPTI® instrument systems are classified as Class II medical devices, and their design, manufacture and marketing are regulated by the FDA. Accordingly, we must comply with cGMP in the manufacture of our OPTI® products. The FDA’s Quality System regulations further set forth standards for product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. New OPTI® products fall into FDA classifications that require notification of and review by the FDA before marketing, and which are submitted as a 510(k) application.

OPTI® Medical products are also subject to the European Medical Device Directives and regulations governing the manufacture and marketing of medical devices in other countries in which they are sold.

Any acquisitions of new products and technologies may subject us to additional areas of government regulation. These may involve food, medical device and water-quality regulations of the FDA, the EPA and the USDA, as well as state, local and foreign governments. See “Part I, Item 1A. Risk Factors.”

EMPLOYEES

At February 10, 2012, we had approximately 5,100 full-time and part-time employees.

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

Our Failure to Successfully Execute Certain Strategies Could Have a Negative Impact on Our Growth and Profitability

The companion animal health care industry is highly competitive and we anticipate increasing levels of competition from both existing competitors and new market entrants. Our ability to maintain or enhance our growth rates and our profitability depends on our successful execution of many elements of our strategy, which include:

•	Developing, manufacturing and marketing innovative new or improved in-clinic laboratory analyzers that drive sales of IDEXX VetLab® instruments, grow our installed base of instruments, and increase demand for related consumable products, services and accessories;
•	Developing and introducing new proprietary diagnostic tests and services that provide valuable medical information to our customers and effectively differentiate our products and services from those of our competitors;
•	Increasing the value to our customers of our companion animal products and services by enhancing the integration of these products and the management of diagnostic information derived from our products;
•	Providing our veterinary customers with the medical and business tools, information and resources that enable them to grow their practices through increased pet visits and enhanced practice of real-time care;
•	Achieving cost improvements in our worldwide network of laboratories by implementing global best practices including lean processing techniques, incorporating technological enhancements including laboratory automation and a global laboratory information management system, employing purchasing strategies to maximize leverage of our global scale, increasing the leverage of existing infrastructure and consolidating testing in high volume laboratory hubs;
•	Achieving cost improvements in the manufacture and service of our in-clinic laboratory analyzers by employing the benefits of economies of scale in both negotiating supply contracts and leveraging manufacturing overhead, and by improving reliability of our instruments;
•	Expanding our served market and growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;
•	Identifying, completing and integrating acquisitions that enhance our existing businesses or create new business or geographic areas for us; and
•	Developing and implementing new technology and licensing strategies.

If we are unsuccessful in implementing and executing on some or all of these strategies, our rate of growth or profitability may be negatively impacted.

Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability

We currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include our ProCyte Dx® hematology, IDEXX VetAutoread™ hematology, VetLyte® electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; Catalyst Dx® and VetTest® consumables; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products, livestock and poultry diagnostic tests, dairy testing products and LaserCyte® hematology analyzers. To mitigate risks associated with sole and single source suppliers, we seek when possible to enter into long-term contracts that ensure an uninterrupted supply of products at predictable prices. However, some suppliers decline to enter into long-term contracts and we are required to purchase products on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or, as in the case of our contract with Moss, Inc. (“Moss”), require us to compensate the supplier. Moss supplies us with certain components incorporated into our SNAP® products. If we are unable to obtain adequate quantities of sole and single source products in the future, we may be unable to supply the market, which could have a material adverse effect on our results of operations.

Our Biologic Products Are Complex and Difficult to Manufacture, Which Could Negatively Affect Our Ability to Supply the Market

Many of our rapid assay, livestock and poultry diagnostic, water and dairy products are biologics, which are products that are comprised of materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex. Unlike products that rely on chemicals for efficacy (such as most pharmaceuticals), biologics are difficult to characterize due to the inherent variability of biological input materials. Difficulty in characterizing biological materials or their interactions creates greater risk in the manufacturing process. There can be no assurance that we will be able to maintain adequate sources of biological materials or that biological materials that we maintain in inventory will yield finished products that satisfy applicable product release criteria. Further, products that meet release criteria may fall out of specification while in customer inventory, which could necessitate field actions that would require the Company to incur expenses associated with recalling products and providing customers with new products and could damage customer relations. Our inability to produce or obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could result in our inability to supply the market with these products, which could have a material adverse effect on our results of operations.

A Weak Economy Could Result in Reduced Demand for Our Products and Services or Increased Customer Credit Risk

A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of pet visits to veterinary hospitals and the practices of veterinarians with respect to the recommendations for diagnostic testing and the pet owner compliance with these recommendations. Economic weakness in our significant markets in recent years has caused and could continue to cause pet owners to skip or defer visits to veterinary hospitals or could affect their willingness to approve certain diagnostic tests, comply with a treatment plan or, even more fundamentally, continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments and systems. A decline in pet visits to the hospital, in the willingness of pet owners to treat certain health conditions or approve certain tests, in pet ownership, or in the inclination of veterinarians to recommend certain tests or make capital purchases could result in a decrease in sales of diagnostic products and services, which could have a material adverse effect on our results of operations.

Demand for our water products is driven in part by the availability of funds at the government laboratories, water utilities and private certified laboratories that utilize our products. Availability of funds also affects demand by the government laboratories and cattle, swine and poultry producers that utilize our livestock and poultry diagnostic products, and by users of our human point-of-care diagnostic instruments. Economic weakness in our markets has caused and could continue to cause our customers to reduce their investment in such testing, which could have a material adverse effect on our results of operations.

In all of our markets, a weak economy may also cause deterioration in the financial condition of our distributors and customers, which could inhibit their ability to pay us amounts owed for products delivered or services provided in a timely fashion or at all.

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against non-U.S. currencies, and in particular the Euro, British pound, Canadian dollar, Japanese yen and Australian dollar, adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. For the years ended December 31, 2011, 2010 and 2009, approximately 26%, 25% and 24%, respectively, of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies. To mitigate such foreign currency exposure, we utilize non-speculative forward currency exchange contracts. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

The Duration and Resolution of the FTC Investigation into Our Marketing and Sales Practices for Companion Animal Veterinary Products and Services are Unpredictable

In January 2010, we received a letter from the U.S. Federal Trade Commission (“FTC”), stating that it was conducting an investigation to determine whether IDEXX or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter requested that we preserve all materials potentially relevant to this investigation. The letter stated that the FTC has not concluded that IDEXX or anyone else has violated Section 5 of the FTC Act.

We received subpoenas from the FTC, on April 15, 2010 and August 8, 2011, requesting that we provide the FTC with documents and information relevant to this investigation and we are cooperating fully with the FTC in its investigation. We believe that the FTC staff is nearing conclusion of its investigations and that the FTC is commencing its internal process to determine whether to file a complaint against IDEXX in the administrative law court within the FTC. We now understand that the FTC is considering whether IDEXX has violated Section 2 of the Sherman Antitrust Act and is not focusing on potential violations of Section 5 of the FTC Act. In an administrative action the FTC would have the power to seek prospective remedies but not financial penalties.

We believe that our marketing and sales practices for companion animal veterinary products and services do not violate applicable antitrust laws. However, we cannot predict whether the FTC investigation will lead to an enforcement proceeding, or what the outcome of that proceeding would be. Were this investigation to lead to an enforcement proceeding, we would defend ourselves vigorously. Were we to be unsuccessful in defending this proceeding and any applicable appeals, we could be subject to restrictions on certain of our marketing and sales practices. While we cannot be certain about what prospective remedies would be sought by the FTC in any such proceeding, we believe that any required changes in our marketing or sales practices would not have a material adverse effect on our financial statements.

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

Distributors of veterinary products have entered into business combinations resulting in fewer distribution companies. Consolidation within distribution channels increases our customer concentration level, which could increase the risks described in the preceding paragraph. See “Part I. Item 1 Business – Marketing and Distribution” in our Annual Report on Form 10-K for additional information.

Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results

We face intense competition within the markets in which we sell our products and services and we expect that future competition may become even more intense. Competition could negatively affect our sales and profitability in a number of ways. New competitors may enter our markets and new or existing competitors may introduce new and competitive products and services, which could be superior to our products and services. In addition, multiple competitors could bundle product and service offerings through co-marketing or other arrangements, which could enhance their ability to compete with our broad product and service offering. Some of our competitors and potential competitors, including large diagnostic and pharmaceutical companies, have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development and obtaining regulatory approvals than we do. Some of our competitors and potential competitors may choose to differentiate themselves by offering similar products and services to ours at lower sales prices, which could have a material adverse effect on our results of operations through loss of market share or a decision to lower our own sales prices to remain competitive.

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

Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for bovine spongiform encephalopathy (“BSE” or “mad cow disease”) in the European Union was increased from 30 months to 48 months, which reduced the population of cattle tested by approximately 30%. In February 2011, the European Union’s Standing Committee on the Food Chain and Animal Health agreed to allow its member states to further raise the recommended testing age to 72 months, effective July 1, 2011, which is further reducing the population of cattle tested. The demand for our BSE testing products has been negatively impacted as a result of these regulatory changes.

Increase in Corporate Hospital Ownership Could Negatively Affect Our Business

An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include VCA Antech, Inc., National Veterinary Associates and Banfield Pet Hospital, each of which is currently a customer of IDEXX. A similar trend exists in the U.K. and may in the future also develop in other countries. Corporate owners of veterinary hospitals could attempt to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results of operations. While we have strong supplier relationships with several corporate hospital groups that we believe are positive for our business, decisions by larger corporate owners, in particular Banfield Pet Hospital, to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations, which could be material. In addition, certain corporate owners, most notably VCA Antech, our primary competitor in the U.S. and Canadian markets for veterinary reference laboratory diagnostic services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally use their reference laboratory services almost exclusively and shift a large portion of their testing from in-clinic testing to their reference laboratories. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

Our Limited Experience and Small Scale in the Human Point-of-Care Market Could Inhibit Our Success in this Market

We have limited experience in the human point-of-care medical diagnostics market and we operate at a small scale in this market. This market differs in many respects from the veterinary diagnostic market. Significant differences include the impact of third party reimbursement on diagnostic testing, more extensive regulation, greater product liability risks, larger competitors, a more segmented customer base and more rapid technological innovation. Our limited experience and small scale in the human point-of-care medical diagnostics market could negatively affect our ability to successfully manage the risks and features of this market that differ from the veterinary diagnostic market. There can be no assurance that we will be successful in achieving growth and profitability in the human point-of-care medical diagnostics market comparable to the results we have achieved in the veterinary diagnostic market.

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the year ended December 31, 2011, approximately 43% of our revenue was attributable to sales of products and services to customers outside the U.S., compared to 41% for the year ended December 31, 2010. Various possible risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters and unexpected regulatory and economic or political changes in foreign markets. Further, prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. Our results of operations are also susceptible to changes in foreign currency exchange rates. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results of operations for that period.

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

We manufacture many of our significant companion animal products, including our rapid assay devices and certain instruments, many of our water testing products and certain of our livestock and poultry testing products, at a single facility in Westbrook, Maine. Certain of our companion animal products, as well as our human point-of-care products, are manufactured in Roswell, Georgia. We also manufacture certain of our livestock and poultry testing products in Bern, Switzerland and Montpellier, France. In addition, we maintain major distribution facilities in North America and in the Netherlands and major reference laboratories in Memphis, Tennessee; Ludwigsburg, Germany; Sacramento, California; Elmhurst, Illinois; North Grafton, Massachusetts; East Brisbane, Australia; Markham, Ontario; and Wetherby, the United Kingdom. Therefore, interruption of operations at any of these facilities could have a material adverse effect on our results of operations.

We rely on several information systems throughout our company to keep financial records, process customer orders, manage inventory, process shipments to customers and operate other critical functions. If we were to experience a system disruption that impacts any of our critical functions, it could result in the loss of sales and customers, financial misstatement and significant incremental costs, which could adversely affect our business.

We maintain property and business interruption insurance to insure against the financial impact of certain events of this nature. However, this insurance may be insufficient to compensate us for the full amount of any losses that we may incur. In addition, such insurance will not compensate us for the long-term competitive effects of being out of the market for the period of any interruption in operations.

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

Future Operating Results Could Be Negatively Affected by the Resolution of Various Uncertain Tax Positions and by Potential Changes to Tax Incentives

In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Significant judgment is required in determining our worldwide provision for income taxes. We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessments would increase or decrease income, respectively, in the period such determination was made. Our income tax filings are regularly under audit by tax authorities and the final determination of tax audits could be materially different than that which is reflected in historical income tax provisions and accruals. Additionally, we benefit from certain tax incentives offered by various jurisdictions. If we are unable to meet the requirements of such incentives, or if they expire or are renewed at less favorable terms, our inability to realize these benefits could have a material negative effect on future earnings.

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

We fund our operations, capital purchase requirements and strategic growth needs through cash on hand, funds generated from operations and amounts available under our Credit Facility. If we were unable to obtain financing on favorable terms, we could face restrictions that would limit our ability to execute certain strategies, which could have an adverse effect on our revenue growth and profitability.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

Our worldwide headquarters is located on a company-owned, 65-acre site in Westbrook, Maine where we occupy a 555,900 square foot building utilized for manufacturing, research and development, marketing, sales and general and administrative support functions.

Additional property ownership and leasing arrangements with approximate square footage, purpose and location are as follows:

Additional Properties Owned:

•	34,200 square feet of office and laboratory space located in the U.S., used for our Reference Laboratory Diagnostic and Consulting Services line of business
•	23,000 square feet of office and laboratory space located in the U.K., used for our Reference Laboratory Diagnostic and Consulting Services line of business
•	3,100 square feet of office and laboratory space located in Canada, used for our Reference Laboratory Diagnostic and Consulting Services line of business

Additional Properties Leased:

•	381,540 total square feet of laboratory, office and warehousing space located throughout the United States, Europe, Canada, Australia, Asia and Africa, primarily used for our Reference Laboratory Diagnostic and Consulting Services line of business
•	114,400 square feet of industrial space in Tennessee for distribution and warehousing related to various lines of business
•	108,600 square feet of distribution, warehousing and office space in the Netherlands, which serves as our European headquarters.
•	70,100 square feet of office, manufacturing and warehousing space in Georgia related to our OPTI Medical Systems line of business
•	69,300 square feet of office and manufacturing space in Wisconsin related to our Practice Management Systems line of business
•	67,000 square feet of office space in Maine for Corporate, Customer Service and IT support services
•	50,670 total square feet of office and manufacturing space in France and Switzerland related to our Livestock and Poultry Diagnostics line of business
•	7,600 square feet of office and manufacturing space in the U.K. related to our Water line of business

We believe that our owned and leased properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on our business.

ITEM 3.   LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

From time to time, we are subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4.   NOT APPLICABLE

EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers at February 17, 2012 were as follows:

Name	Age	Title

Jonathan W. Ayers	55	Chairman of the Board of Directors, President and Chief Executive Officer
William E. Brown III, PhD	57	Corporate Vice President and Chief Scientific Officer
Conan R. Deady	50	Corporate Vice President, General Counsel and Secretary
George J. Fennell	43	Corporate Vice President
Daniel V. Meyaard	54	Corporate Vice President
Ali Naqui, PhD	58	Corporate Vice President
James F. Polewaczyk	48	Corporate Vice President
Johnny D. Powers, PhD	50	Corporate Vice President
Merilee Raines	56	Corporate Vice President, Chief Financial Officer and Treasurer
Giovani Twigge	48	Corporate Vice President
Michael J. Williams, PhD	44	Corporate Vice President

Mr. Ayers has been Chairman of the Board, Chief Executive Officer and President of IDEXX since January 2002. Prior to joining IDEXX, from 1999 to 2001, Mr. Ayers was President of Carrier Corporation, the then-largest business unit of United Technologies Corporation, a provider of high-technology products and support services to customers in the aerospace and building industries worldwide, and from 1997 to 1999, he was President of Carrier’s Asia Pacific Operations. From 1995 to 1997, Mr. Ayers was Vice President, Strategic Planning at United Technologies. Before joining United Technologies, from 1986 to 1995, Mr. Ayers held various positions at Morgan Stanley & Co. in mergers and acquisitions and corporate finance. Prior to Morgan Stanley, Mr. Ayers was a strategy consultant for Bain & Company, a global management consulting firm, from 1983 to 1986 and was in the field sales organization of IBM’s Data Processing Division from 1978 to 1981. Mr. Ayers holds an undergraduate degree in molecular biophysics and biochemistry from Yale University and graduated from Harvard Business School in 1983.

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

Mr. Fennell joined IDEXX in June 2011 as a Corporate Vice President of the Company, and leads the Companion Animal Group Customer Facing Organization in North America. Mr. Fennell came to IDEXX from Pfizer Animal Health, a division of Pfizer Inc., the world’s largest research-based pharmaceutical company, where in April 2003 he began as head of marketing for the companion animal business. He then served as vice president of the U.S. Companion Animal Division from 2005 through 2010, and from January 2011, was Vice President, Pfizer Animal Genetics, Diagnostics and Aquaculture. Before his tenure at Pfizer, he held a series of sales, marketing and operational roles in the crop sciences business for American Cyanamid and BASF, diversified chemical companies.

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

Dr. Naqui has been Corporate Vice President of the Company since January 2006 and has overseen the Company’s international commercial operations since December 2007 and its Asia Pacific and Latin America operations since January 2006. Dr. Naqui led the Company’s Water and Dairy businesses from January 2000 to December 2007. He was General Manager of the Water business from September 1997 to January 2000, and Director of Research and Development from February 1993 to September 1997. Dr. Naqui joined the Company in 1993 as a result of the Company’s acquisition of Environetics, the original manufacturer of the Colilert water testing product line, where he was the Director of Research and Development. Prior to joining Environetics, he was a research and development manager with Becton, Dickinson and Company, a medical technology company.

Mr. Polewaczyk joined IDEXX as Corporate Vice President in February 2007 and oversees the Company’s Rapid Assay, Digital Imaging and Telemedicine lines of business. Before joining IDEXX, Mr. Polewaczyk was employed from 2001 to 2006 at Philips Medical Systems, a subsidiary of Royal Philips Electronics, the Netherlands, a healthcare, lifestyle and lighting technologies company, as General Manager of their Medical Consumables and Sensors Business. Prior to that, Mr. Polewaczyk spent 15 years at Hewlett-Packard Corporation, a technology company, in a variety of senior marketing and medical technology product development roles.

Dr. Powers joined IDEXX as Corporate Vice President in February 2009 and oversees the Company’s worldwide reference laboratories business. Prior to joining the Company, Dr. Powers was Vice President responsible for the Cancer Diagnostics business of Becton, Dickinson and Company, a medical technology company, from 2007 to 2008. Dr. Powers joined Becton, Dickinson and Company as a result of its acquisition in 2007 of TriPath Imaging Inc., a cancer screening products developer and manufacturer, where he held various positions from 2001 to 2007, most recently serving as President of the TriPath Oncology business unit. From 1996 to 2001, Dr. Powers was employed by Ventana Medical Systems, Inc., a developer and manufacturer of tissue-based diagnostic solutions, most recently as Vice President and General Manager of Manufacturing Operations. From 1989 to 1996, Dr. Powers was employed by Organon Teknika Corporation, a medical diagnostics company, in various technical manufacturing roles.

Ms. Raines has been Chief Financial Officer of the Company since October 2003 and Corporate Vice President, Finance of the Company since May 1995. Ms. Raines served as Vice President, Finance from March 1995 to May 1995, Director of Finance from 1988 to March 1995 and Controller from 1985 to 1988. . Ms. Raines has also served as a member of the board of directors of Watts Water Technologies, Inc. since February 2011. Watts Water Technologies is a publicly-traded manufacturer of products to control the efficiency, safety, and quality of water within residential, commercial, and institutional applications.

Mr. Twigge became a Corporate Vice President of the Company in August 2010 and oversees worldwide human resources. Before joining IDEXX, from 1999 to 2010, Mr. Twigge held various human resources leadership positions at Abbott Laboratories, Inc., a broad-based healthcare company that manufactures and markets pharmaceuticals, medical products, and diagnostics. Most recently Mr. Twigge was Divisional Vice President, HR, for Abbott Diagnostics. Prior to that, he served as Divisional Vice President, HR, for Abbott Nutrition International and as Regional HR Director for a number of international operations including those in Europe, Latin America/Canada and the Middle East.

Dr. Williams has been Corporate Vice President of the Company since September 2006 and General Manager of the Companion Animal Instrument and Consumables line of business since 2004. Dr. Williams has also overseen the OPTI Medical Systems business since its acquisition in January 2007. Dr. Williams was Vice President and General Manager of the Company’s chemistry instruments and consumables business from 2003 to 2004. Prior to joining the Company in 2003, Dr. Williams was a healthcare strategy consultant at McKinsey & Company, a management consulting firm, from 1995 to 2002, and a senior research associate at the Scripps Research Institute, a non-profit research organization, from 1992 to 1995.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Market under the symbol IDXX. The following table shows the quarterly range of high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the years 2011 and 2010.

For the Quarter Ended	High	Low

March 31, 2010	$59.95	$49.03
June 30, 2010	68.57	57.31
September 30, 2010	64.00	54.80
December 31, 2010	72.40	59.65

March 31, 2011	79.33	68.48
June 30, 2011	82.40	72.42
September 30, 2011	86.97	68.97
December 31, 2011	78.64	66.13

Holders of Common Stock

As of February 10, 2012, there were 741 holders of record of our common stock.

Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2011, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

October 1, 2011 to October 31, 2011	425,800	$70.92	425,800	5,197,504
November 1, 2011 to November 30, 2011	425,900	72.22	425,900	4,771,604
December 1, 2011 to December 31, 2011	384,678	74.32	383,897	4,387,707
Total	1,236,378	$72.43	1,235,597	4,387,707

As of December 31, 2011, our board of directors had approved the repurchase of up to 48,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010 and October 12, 2011 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended December 31, 2011, and no repurchase plans expired during the period. Repurchases of 1,235,597 shares were made during the three months ended December 31, 2011 in transactions made pursuant to our repurchase plan.

During the three months ended December 31, 2011, we received 781 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

During the year ended December 31, 2011, we repurchased 3,418,765 shares of our common stock in transactions made pursuant to our repurchase plan and received 55,721 shares of common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. See Note 18 to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K for further information.

Dividends

We have never paid any cash dividends on our common stock. From time to time our board of directors may consider the declaration of a dividend. However, we have no present intention to pay a dividend.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information For the Year Ended December 31, 2011

Number of Securities Remaining
	Number of Securities		Weighted Average	Available for
	To be Issued Upon Exercise		Exercise Price of	Future Issuance Under Equity
	of Outstanding Options,		Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights		Warrants and Rights (3)	Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,683,707	(1)	$43.31	3,205,987	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	3,683,707		$43.31	3,205,987

(1)	Consists of shares of common stock subject to outstanding options, restricted stock units and deferred stock units under the following compensation plans: 1991 Stock Option Plan (46,595 shares), 1998 Stock Incentive Plan (344,189 shares), 2003 Stock Incentive Plan (2,048,565 shares) and 2009 Stock Incentive Plan (1,244,358 shares). Excludes 202,219 shares issuable under the 1997 Employee Stock Purchase Plan in connection with the current and future offering periods. See Note 4 to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K for a description of our equity compensation plans.
(2)	Includes 3,003,768 shares available for issuance under our 2009 Stock Incentive Plan. The 2009 Stock Incentive Plan provides for the issuance of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other stock unit awards. Also includes 202,219 shares issuable under our 1997 employee stock purchase plan in connection with the current and future offering periods. No new grants may be made under the other plans listed in footnote (1) except for the 2009 Stock Incentive Plan. See Note 4 to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K for a description of our equity compensation plans.
(3)	Only stock option awards were used in computing the weighted-average exercise price.

Stock Performance

This graph compares our total stockholder returns, the Standard & Poor’s (“S&P”) MidCap 400 Index, the S&P MidCap 400 Health Care Index, the S&P SmallCap 600 Health Care Index and the Total Return Index for the NASDAQ Stock Market (U.S. Companies) prepared by the Center for Research in Security Prices (the “NASDAQ Index”). This graph assumes the investment of $100 on December 31, 2006 in IDEXX’s common stock, the S&P MidCap 400 Index, the S&P MidCap 400 Health Care Index, the S&P SmallCap 600 Health Care Index and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2007, 2008, 2009, 2010 and 2011. We have added the S&P MidCap 400 Index to this year’s stock performance graph because it is comprised of companies with market capitalizations more similar to that of the company’s than those companies in the S&P SmallCap 600 Health Care Index. Accordingly, we believe that including this new index provides a more appropriate comparison of our stock performance with the performance of other companies in our industry. We have retained the S&P SmallCap 600 Health Care Index for this year for comparison purposes, but will not include that index in our stock performance graph going forward.

	12/29/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011

IDEXX Laboratories, Inc.	$100.00	$147.87	$91.00	$134.80	$174.58	$194.10
S&P MidCap 400 Health CareIndex	100.00	112.52	75.06	101.07	123.89	124.74
S&P SmallCap 600 Health Care Index	100.00	118.74	84.98	103.86	126.94	144.04
S&P MidCap 400 Index	100.00	106.69	66.92	90.34	112.79	109.30
NASDAQ Index[1]	100.00	108.47	66.35	95.38	113.19	113.81

1 The Center for Research in Security Prices Total Return Indexes for the NASDAQ Stock Market are calculated anew each month and may incorporate historical edits to the data which changes values calculated in previous months.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for each of the five years ending with December 31, 2011. The selected consolidated financial data presented below has been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31, (in thousands, except per share data)
	2011	2010	2009	2008	2007

INCOME STATEMENT DATA:
Revenue	$1,218,689	$1,103,392	$1,031,633	$1,024,030	$922,555
Cost of revenue	572,183	524,769	505,352	494,264	459,033
Gross profit	646,506	578,623	526,281	529,766	463,522
Expenses:
Sales and marketing	204,850	179,626	167,748	169,956	151,882
General and administrative	129,389	126,519	117,440	116,681	108,119
Research and development	76,042	68,597	65,124	70,673	67,338
Income from operations	236,225	203,881	175,969	172,456	136,183
Interest expense, net	(1,803)	(1,752)	(1,430)	(2,269)	(1,340)
Income before provision for income taxes	234,422	202,129	174,539	170,187	134,843
Provision for income taxes	72,668	60,809	52,304	54,018	40,829
Net income	161,754	141,320	122,235	116,169	94,014
Less: Net (loss) income attributable to noncontrolling interest	(32)	36	10	-	-
Net income attributable to IDEXX Laboratories, Inc. stockholders	$161,786	$141,284	$122,225	$116,169	$94,014
Earnings per share:
Basic	$2.85	$2.45	$2.08	$1.94	$1.53
Diluted	2.78	2.37	2.01	1.87	1.46
Weighted average shares outstanding:
Basic	56,790	57,713	58,809	59,953	61,560
Diluted	58,214	59,559	60,682	62,249	64,455

BALANCE SHEET DATA:
Cash and cash equivalents	$183,895	$156,915	$106,728	$78,868	$60,360
Working capital	87,348	175,479	120,033	60,598	82,271
Total assets	1,030,814	897,144	808,527	765,437	702,179
Total debt	246,418	133,280	123,884	156,479	76,683
Total stockholders’ equity	539,593	574,281	514,579	438,194	438,323

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Segments. During 2011, we operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). Prior to the second quarter of 2010, we referred to LPD as our Production Animal Segment. We also operate two smaller segments that comprise products for milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostic market (“OPTI Medical”). Financial information about the Dairy and OPTI Medical operating segments and about a product line and out-licensing arrangements remaining from our pharmaceutical business is combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 15 to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K for financial information about our segments, including geographic information, and about our product and service categories.

Effective January 1, 2011, we changed the measure of profitability of our reportable segments, which resulted in the movement of certain expenses from our operating segments to the caption “Unallocated Amounts.” See Note 15 to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K for additional information regarding this change in the measure of profitability of our reportable segments. The segment income (loss) from operations discussed within this report for the years ended December 31, 2010 and 2009 have been restated to conform to our new measure of segment profitability. This change in measure of segment profitability did not have a material impact on the results of operations for any of our individual segments. There was no change to the business composition of our reportable segments or to our consolidated results of operations.

The following is a discussion of the strategic and operating factors that we believe have the most significant effect on the performance of our business.

Companion Animal Group

In the CAG segment, we believe we have developed a strategic advantage over companies with more narrow product or service offerings. The breadth and complementary nature of our products and services give us scale in sales and distribution, permit us to offer integrated disease-management diagnostic solutions that leverage the advantages of both point-of-care and outside laboratory testing, and facilitate the flow of medical and business information in the veterinary practice by connecting practice management systems with reference laboratory test data, in-clinic test data from our IDEXX VetLab® suite of analyzers and rapid assay tests and radiographic data from the IDEXX-PACS™ and IDEXX EquiView PACS™ software generated by our digital radiography systems. Our real-time care strategy aims to provide veterinarians with the tools and services to enhance the pet owner experience with veterinary medical care, while also growing veterinary practice revenues and improving staff efficiencies.

Instruments and Consumables. Our strategy in our IDEXX VetLab® instrument line of business is to provide veterinarians in many countries around the world with an integrated set of instruments that, individually and together, provide superior diagnostic information and performance features, enabling veterinarians to practice better medicine and improve practice efficiency and, in doing so, achieve their practice economic objectives, including growth and profitability. We derive substantial revenues and margins from the sale of consumables that are used in these instruments. Additionally, we offer extended maintenance agreements in connection with the sale of our instruments.

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

Our Catalyst Dx® analyzer is our latest generation chemistry analyzer, which was launched in 2008. In addition, we continue to place VetTest® instruments through sales, lease, rental and other programs, with substantially all of our revenues from that product line currently derived from consumable sales. As of December 31, 2011, these two chemistry analyzers provided for a combined active installed base of approximately 32,000 units. A substantial portion of 2011 Catalyst Dx® analyzer placements were to veterinary clinics that elected to upgrade from their VetTest® analyzer to a Catalyst Dx® analyzer, however, a number of placements were also to competitive accounts. As we continue to experience growth in placements of Catalyst Dx® analyzers and sales of related consumables, we expect this growth to be partly offset by a decline in placements of VetTest® instruments and in sales of related VetTest® consumables.

The ProCyte Dx® analyzer is our latest generation hematology analyzer, which we launched in the third quarter of 2010. In addition we sell the LaserCyte® analyzer and VetAutoread™ analyzer. As of December 31, 2011 these three hematology analyzers provided for a combined active installed base of approximately 23,000 units. A substantial portion of ProCyte Dx® analyzer placements continue to be made at veterinary clinics that elect to upgrade from their LaserCyte® analyzer to a ProCyte Dx® analyzer. However, a number of placements have been made at competitive accounts since the launch of this instrument in 2010. While customers continue to upgrade from their LaserCyte® analyzer to a ProCyte® analyzer, we continue to place a substantial number of LaserCyte® instruments, both new and refurbished, as trade-ups from the VetAutoread™ analyzer and at new and competitive accounts. In 2011, a significant number of LaserCyte® instruments that were placed were refurbished instruments that had been received in trade in the sale of a ProCyte Dx® analyzer. As we continue to experience growth in placements of ProCyte® and LaserCyte® analyzers and in sales of related consumables, we expect this growth to be partly offset by a decline in placements of VetAutoread™ analyzers and in sales of related VetAutoread™ consumables.

Our long-term success in this area of our business is dependent upon new customer acquisition, customer loyalty and retention and customer utilization of existing and new assays introduced for use on our analyzers. We continuously seek opportunities to enhance the care that veterinary professionals give to their patients and clients through supporting the implementation of real-time care testing workflows. Our latest generation of chemistry and hematology instruments demonstrates this commitment by offering enhanced ease of use, faster time to results and greater sample throughput. Utilization can increase due to a greater number of patient samples being run or to an increase in the number of tests being run per patient sample. Our strategy is to increase both drivers. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of chemistry and hematology testing at the point of care for a variety of diagnostic purposes. We also can offer protocol-based rebates when customers utilize the broad testing functionality of our analyzers. In addition, we provide marketing tools and consultative services that help drive efficiencies in veterinary practice processes and allow practices to increase the number of clients they see on a daily basis.

With all of our instrument product lines, we seek to differentiate our products from our competitors’ products based on time-to-result, ease-of-use, throughput, breadth of diagnostic menu, flexibility of menu selection, accuracy, reliability, ability to handle compromised samples, analytical capability of software, integration with the IDEXX VetLab® Station, education and training, and superior sales and customer service. Our success depends, in part, on our ability to differentiate our products in a way that justifies a premium price.

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

We also seek to enhance the attractiveness of our tests by providing the SNAPshot Dx® analyzer, which automatically reads certain SNAP® test results, and records those results in the electronic medical record. We continue to work on enhancing the functionality of the SNAPshot Dx® analyzer to read the results of additional tests from our canine and feline family of rapid assay products.

Reference Laboratory Diagnostic and Consulting Services. We believe that more than half of all diagnostic testing by U.S. veterinarians is provided by outside reference laboratories such as our IDEXX Reference Laboratories. In many markets outside the U.S., in-clinic testing is less prevalent and an even greater percentage of diagnostic testing is done in reference laboratories. We attempt to differentiate our reference laboratory testing services from those of our competitive reference laboratories and competitive in-clinic offerings primarily on the basis of test menu, technology employed, quality, customer service and the complementary manner in which our laboratory services work with our point of care offerings.

Revenue growth in this line of business is achieved both through increased sales to existing customers and through the acquisition of new customers, including through reference laboratory acquisitions, customer list acquisitions and the opening of new reference laboratories, including laboratories that are co-located with large practice customers. In November 2011, we acquired the research and diagnostic laboratory (“RADIL”) business of the College of Veterinary Medicine from the University of Missouri. RADIL provides health monitoring and diagnostic testing services to bioresearch customers. We believe the acquisition of RADIL allows us to leverage our expertise in veterinary diagnostics and expand our integrated offering of reference laboratory diagnostic and consulting services and in-clinic testing solutions in an adjacent market.

Profitability of our reference laboratory diagnostic and consulting services business is largely the result of our ability to achieve efficiencies from both volume and operational improvements. Start-up laboratories that we open typically will operate at a loss until testing volumes reach a level that permits profitability. Acquired laboratories frequently operate less profitably than our existing laboratories and acquired laboratories may not achieve the profitability of our existing laboratory network for several years until we complete the implementation of operating improvements and efficiencies. Therefore, in the short term, new and acquired reference laboratories generally will have a negative effect on the operating margin of the reference laboratory diagnostic and consulting services line of business.

Practice Management Systems and Digital Radiography. Our strategy in the practice management systems line of business is to provide superior integrated information solutions, backed by superior customer support and education, to allow the veterinarian to practice better medicine and achieve the practice’s business objectives, including superior client experience, staff efficiency and practice profitability. We differentiate our practice management systems through enhanced functionality and ease of use. Our veterinary-specific digital radiography systems allow veterinarians to capture digital radiographs with ease and without the use of hazardous chemicals. Our strategy in digital radiography is to offer a convenient system that provides superior image quality and software capability at a competitive price, backed by the same customer support provided for our other products and services in CAG.

Water

Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers primarily consist of water utilities, government laboratories and private certified laboratories that highly value strong relationships and customer support. Sales of water testing products outside of the U.S. represented 51% of total water product sales in 2011, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for compliance testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program that involves applying for regulatory approvals in a number of countries, primarily in Europe.

Livestock and Poultry Diagnostics

We develop, manufacture, market and sell a broad range of tests for various cattle, swine and poultry diseases and conditions, and have an active research and development, and in-licensing program in this area. Our strategy is to offer proprietary tests with superior performance characteristics, with growth primarily coming from disease outbreaks and emerging markets. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated at a later time. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. The performance of this business, therefore, can fluctuate. In 2011, approximately 90% of our sales in this business were from markets outside of the U.S., and in particular Europe. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described above that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”

Other

Dairy. Our strategy in the dairy testing business is to develop, manufacture and sell antibiotic residue testing products that satisfy applicable regulatory requirements for testing of milk by processors and producers and provide reliable field performance. The manufacture of these testing products leverages, almost exclusively, the SNAP® platform as well as the production equipment of our rapid assay business, incorporating customized reagents for antibiotic detection. The majority of our sales in this business are international. To successfully increase sales of dairy testing products, we believe that we need to increase penetration in the processor and producer segments of the dairy market, and to develop product line enhancements and extensions. Because of the significant dependence of this business on international sales, the performance of the business is particularly subject to the various risks described above that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”

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

Other Activities. We have developed certain proprietary technology that we believe may have application in areas that do not align with one of our existing business or service categories. Our strategy is to out-license these technologies to partners that are best positioned to complete the development and commercialization of products utilizing these technologies. To the extent we are successful in doing so, we may receive one-time or recurring payments based on the achievement of development or sales milestones or royalties. Our ability to succeed in this area of our business depends on our ability to attract and retain qualified scientific personnel to develop proprietary products or technology and our ability to identify suitable third parties to complete the commercialization of these technologies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K describes the significant accounting policies used in preparation of these consolidated financial statements.

We believe the following critical accounting estimates and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change.

Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. See Note 2(i) to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of the instruments from the IDEXX VetLab® suite of analyzers or digital radiography systems, combined with one or more of the following products: extended maintenance agreements (“EMAs”), consumables, reference laboratory diagnostic and consulting services and practice management software. Practice management software is frequently sold with post-contract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Delivery of our IDEXX VetLab® instruments, digital radiography systems, and practice management software generally occurs at the onset of the arrangement. EMAs, consumables, and reference laboratory diagnostic and consulting services typically are delivered over future periods, generally one to six years. In certain arrangements revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of future products and services.

On January 1, 2010, we adopted amendments to authoritative guidance that modified the revenue recognition guidance for establishing separate units of accounting in arrangements outside of the scope of software that contain multiple elements. We allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition have been met for each element. We establish the selling price of each element based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When these arrangements include a separately-priced EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement to the extent the separately stated price is substantive. If there is no stated contractual price for an EMA, or the separately stated price is not substantive, we recognize revenue according to the MEA policy stated above. We elected prospective adoption of these amendments. The impact of adopting these amendments to authoritative guidance did not have a material impact on our financial position, results of operations or cash flows.

When arrangements within the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on relative fair value, when VSOE exists for all elements, or by using the residual method when there is VSOE for the undelivered elements but no such evidence for the delivered elements. Under the residual method, the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. Revenue is recognized on any delivered elements when the four criteria for revenue recognition have been met for each element. If VSOE does not exist for the undelivered element, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered. We determine fair value based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements.

Certain arrangements with customers include discounts on future sales of products and services. We apply judgment in determining whether future discounts are significant and incremental. When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement. If the future discount is significant and incremental, we recognize that discount as an element of the original arrangement and allocate the discount to the other elements of the arrangement based on relative selling price. To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement. If the discount in the MEA approximates the discount typically provided in standalone sales, that discount is not considered incremental.

Customer programs. We record reductions to revenue related to customer marketing and incentive programs, which include end-user rebates and other volume based incentives. Incentives may be provided in the form of IDEXX Points, credits or cash and are earned by end-users upon achieving defined volume purchase or utilization levels or upon entering an agreement to purchase products or services in future periods. Our most significant customer programs are categorized as follows:

Customer Loyalty Programs. Our customer loyalty programs offer customers the opportunity to earn incentives on a variety of IDEXX products and services as those products and services are purchased and utilized. Revenue reductions related to customer loyalty programs are recorded based on the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future based on applicable product inventories held by distributors at the end of the period.

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide incentives to customers upon entering agreements to purchase products or services in future periods. These incentives are considered to be customer acquisition costs and are capitalized and recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase IDEXX VetLab® instruments, digital radiography systems or Cornerstone® practice management systems, product revenue and cost is deferred and recognized over the term of the customer agreement as products and services are provided to the customer. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2011, 2010 and 2009, we did not have any impaired customer acquisition costs.

IDEXX VetLab® Instrument Marketing Programs. Our instrument marketing programs require the customer to enroll at the time of instrument purchase and offer customers the opportunity to earn incentives in future periods based on the volume of the products they purchase and utilize over the term of the program. These arrangements are considered MEAs in accordance with our revenue recognition policy stated above. Revenue reductions related to instrument marketing programs are recorded based on an estimate of customer purchase and utilization levels and the incentive the customer will earn over the term of the program. Our estimates are based on historical experience and the specific terms and conditions of the marketing program and require us to apply judgment to approximate future product purchases and utilization. Differences between our estimates and actual incentives earned are accounted for as a change in estimate. These differences were not material for the years ended December 31, 2011, 2010 and 2009. At December 31, 2011, a 5% change in our estimate of future customer utilization would increase or reduce revenue by approximately $0.2 million.

IDEXX Points may be applied against the purchase price of IDEXX products and services purchased in the future or applied to trade receivables due to us. IDEXX Points that have not yet been used by customers are classified as a liability until use or expiration occurs. We estimate the amount of IDEXX Points expected to expire, or breakage, based on historical expirations and we recognize the benefit of breakage as IDEXX Points are redeemed. On November 30 of each year, unused IDEXX Points earned before January 1 of the prior year generally expire and any variance from the breakage estimate is accounted for as a change in estimate. This variance was not material for the years ended December 31, 2011, 2010 and 2009.

Future market conditions and changes in product offerings may cause us to change marketing strategies to increase or decrease customer incentive offerings, possibly resulting in incremental reductions of revenue in future periods as compared to reductions in the current or prior periods. Additionally, certain customer programs require us to estimate, based on historical experience, and apply judgment to approximate the number of customers who will actually redeem the incentive. In determining estimated revenue reductions we utilize data supplied from distributors and collected directly from end-users, which includes the volume of qualifying products purchased and the number of qualifying tests run as reported to us by end-users via IDEXX SmartServiceTM, a secure internet link that enables us to extract data and provide diagnostic service and support for certain IDEXX VetLab® instruments through remote access. Differences between estimated and actual customer participation in programs may impact the amount and timing of revenue recognition.

Following is a summary of revenue reductions recorded in connection with our customer programs for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Revenue Reductions Recorded
Customer Loyalty Programs	$16,591	$17,467	$17,067
Up-Front Customer Loyalty Programs	3,954	921	74
IDEXX VetLab® Instrument Marketing Programs	11,137	4,304	2,335
Other Customer Programs	1,513	1,474	1,536
Total revenue reductions	$33,195	$24,166	$21,012

At December 31, 2011, 2010 and 2009, the total accrued revenue reductions were $37.8 million, $23.3 million and $18.3 million, respectively. Accrued customer programs are included within accrued liabilities and other long-term liabilities, depending on the anticipated settlement date, in the consolidated balance sheets included in this Annual Report on Form 10-K. Following is a summary of changes in the accrual for estimated revenue reductions attributable to customer marketing and incentive programs and the ending accrued revenue reductions balance for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Accrued Customer Programs:
Balance, beginning of the year	$23,321	$18,265	$15,697
Current provision for Customer Loyalty Programs	16,591	17,467	17,067
Up-Front Customer Loyalty Program Awards	21,259	6,037	100
Current provision for IDEXX VetLab® Instrument Marketing Programs	11,137	4,304	2,335
Current provision for Other Customer Programs	1,513	1,474	1,536
IDEXX Points redeemed and credits issued	(35,629)	(23,859)	(18,256)
Breakage	(325)	(334)	(367)
Exchange impact on balances denominated in foreign currency	(100)	(33)	153
Balance, end of year	$37,767	$23,321	$18,265

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

Valuation of Goodwill and Other Intangible Assets

A significant portion of the purchase price for acquired businesses is generally assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a market value is not readily available, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When material, we utilize independent valuation experts to advise and assist us in allocating the purchase prices for acquired businesses to the fair values of the identified intangible assets and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair values of acquired net assets, including intangible assets.

We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Our reporting units are the individual product and service categories that comprise our CAG operating segment, our Water and LPD operating segments and goodwill remaining from the restructuring of our pharmaceutical business in the fourth quarter of 2008, referred to herein as the Technology reporting unit. A substantial portion of the goodwill remaining from the pharmaceutical business is associated with products that have been, or that we expect to be, licensed to third parties and is included in our “Other” segment. Realization of this goodwill is dependent upon the success of those third parties in developing and commercializing products, which will result in our receipt of royalties and other payments. Our Dairy and OPTI Medical businesses are also presented in our “Other” segment. There is no goodwill associated with those businesses. Contingent consideration is included within the acquisition cost and is recognized at its fair value on acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value are recognized in earnings.

The fair values of the reporting units are estimated using an income approach based on discounted forecasted cash flows. We make significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. Model assumptions are based on our projections and best estimates. As a measure to assess the reasonableness of the results of the income approach, we aggregate the calculated fair value of each of the reporting units and compare that aggregate amount to the overall market capitalization of the Company. As of November 30, 2011, the date that we performed our assessment of goodwill for impairment, the total aggregate fair value of the reporting units approximated the Company’s market capitalization. While we believe that the assumptions used to determine the estimated fair values of each of our reporting units are reasonable, a change in assumptions underlying these estimates could result in a material effect on the consolidated financial statements. Our fair value estimates assume the achievement of future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each business. Actual results may differ from those assumed in our forecasts. The discount rate is based on a weighted average cost of capital (“WACC”) derived from industry peers. Changes in market conditions, interest rates, growth rates, tax rates, costs, pricing, capital expenditures or the discount rate would affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. The results of the 2011 annual impairment test, completed in the fourth quarter, indicated the fair value of each reporting unit was substantially in excess of its carrying value. No goodwill impairments were identified as a result of the annual review during the years ended December 31, 2011, 2010 or 2009.

A prolonged economic downturn resulting in lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry specific events or circumstances that have a negative impact to the valuation assumptions may also reduce the fair value of our reporting units. Should such events occur and it becomes more likely than not that a reporting unit’s fair value has fallen below its carrying value, we will perform an interim goodwill impairment test(s), in addition to the annual impairment test. Future impairment tests may result in an impairment of goodwill, depending on the outcome of both step one and step two of the impairment review process. An impairment of goodwill would be reported as a non-cash charge to earnings.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time.

No impairments of intangible assets other than goodwill were identified during the years ended December 31, 2011 and 2010. During 2009, we recognized an impairment charge of $1.5 million to write off an acquired intangible asset associated with our equine digital radiography business, which is part of our CAG segment. Based on changes in estimated future demand and market conditions, we determined that we would not fully realize our investment and, therefore, fully expensed this asset. No other impairments were identified during the year ended December 31, 2009.

Share-Based Compensation

Our share-based compensation programs include grants of a mix of stock options, restricted stock units and deferred stock unit awards, along with the issuance of employee stock purchase rights.

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. The risk-free interest rate is based on the U.S. Treasury yields for the expected term in effect at the approximate date of grant. We have never paid any cash dividends on our common stock and we have no present intention to pay a dividend; therefore, we assume that no dividends will be paid over the expected terms of option awards. We determine the assumptions to be used in the valuation of option grants as of the date of grant. As such, we may use different assumptions during the year if we grant options at different dates. However, substantially all of our options granted during the years ended December 31, 2011, 2010 and 2009 were granted in the first quarter of each year. The weighted average of each of the valuation assumptions used to determine the fair value of each option grant during each of the previous three years is as follows:

	For the Years Ended December 31,
	2011	2010	2009

Expected stock price volatility	33%	31%	31%
Expected term, in years (1)	4.8	4.9	4.8
Risk-free interest rate	2.3%	2.3%	1.6%

(1)	Options granted after January 1, 2006 have contractual terms of seven years. Options granted prior to January 1, 2006 have contractual terms of 10 years.

Changes in the subjective input assumptions, particularly for the expected stock price volatility and the expected term of options, can materially affect the fair value estimate. Our expected stock price volatility assumption is based on the historical volatility of our stock over a period similar to the expected term and other relevant factors. Lower estimated volatility reduces the fair value of a stock option. The total fair value of stock options granted during the year ended December 31, 2011 was $13.6 million. If the weighted average of the stock price volatility assumption was increased or decreased by 10% to 36.2% or 29.6%, respectively, the total fair value of stock options awarded during the year ended December 31, 2011 would have increased or decreased by approximately 8% and the total expense recognized for the year ended December 31, 2011 for options awarded during the same period would have increased or decreased by approximately $0.2 million.

We derive the expected term assumption for stock options based on historical experience and other relevant factors concerning expected behavior with regard to option exercise. The expected term is determined using a consistent method at each grant date. Longer expected term assumptions increase the fair value of stock option awards, and therefore increase the expense recognized per award. If the weighted average of the expected term was increased or decreased by one year, the total fair value of stock options awarded during the year ended December 31, 2011 would have increased by 10% or decreased by 12%, respectively, and the total expense recognized for the year ended December 31, 2011 for options awarded during 2011 would have increased or decreased by $0.3 million.

Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors, and compensation expense is adjusted for actual results. Total share-based compensation expense for the year ended December 31, 2011 was $15.5 million, which is net of a reduction of $3.0 million for actual and estimated forfeitures. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. The termination of employment of certain employees who hold large numbers of share-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense. Modifications of the terms of outstanding options may result in significant increases or decreases in share-based compensation. There were no modifications to the terms of outstanding options, restricted stock units or deferred stock units with vesting conditions during 2011, 2010 or 2009.

The fair value of stock options, restricted stock units, deferred stock units, and employee stock purchase rights issued during the years ended December 31, 2011, 2010 and 2009 totaled $25.5 million, $16.3 million and $16.4 million, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at December 31, 2011 was $31.1 million, which will be recognized over a weighted average of approximately 1.7 years.

Income Taxes

We recognize a current tax liability or asset for current taxes payable or refundable, respectively, and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.

The future tax benefit arising from net deductible temporary differences and tax carryforwards, net of valuation allowances, was $0.5 million and $8.6 million at December 31, 2011 and 2010, respectively. On a quarterly basis, we assess our current and projected earnings by jurisdiction to determine whether or not our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A reduction of net income before taxes in each subsidiary equal to 5% of revenue, compared to the corresponding reported amounts for the year ended December 31, 2011, would not result in the recognition of incremental valuation allowances except in one subsidiary where a 5% reduction could result in our recording a valuation allowance of $0.3 million for this subsidiary.

For those jurisdictions where tax carryforwards are likely to expire unused or the projected operating results indicate that realization is not more likely than not, a valuation allowance is recorded to offset the deferred tax asset within that jurisdiction. In assessing the need for a valuation allowance, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Alternatively, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

We consider the majority of the operating earnings of non-United States subsidiaries to be indefinitely invested outside the U.S. The cumulative earnings of these subsidiaries were $275.2 million at December 31, 2011, of which approximately $180 million was held in cash and cash equivalents as of December 31, 2011. No provision has been made for U.S. federal and state, or international taxes that may result from future remittances of these undistributed earnings of non-United States subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. For the operating earnings not considered to be indefinitely invested outside the United States we have accounted for the tax impact on a current basis.

We record a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more likely than not be sustained. For positions that we believe that it is more likely than not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. Our net liability for uncertain tax positions was $5.6 million and $5.5 million as of December 31, 2011 and 2010, respectively, which includes estimated interest expense and penalties.

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

Currency Impact. For the years ended December 31, 2011, 2010 and 2009, approximately 26%, 25% and 24%, respectively, of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

The impact on revenue resulting from changes in foreign currency exchange rates is a non-U.S. GAAP measure that is calculated by applying the difference between the average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the current year period.

During the twelve months ended December 31, 2011, compared to the twelve months ended December 31, 2010, changes in foreign currency exchange rates increased total company revenue by approximately $27.1 million, due primarily to the weakening of the U.S. dollar against the Euro and, to a lesser extent, the Australian dollar, Japanese yen, Canadian dollar, British pound and Swiss franc.

During the twelve months ended December 31, 2010, compared to the twelve months ended December 31, 2009, changes in foreign currency exchange rates increased total company revenue by approximately $2.9 million, due primarily to the weakening of the U.S. dollar against the Canadian dollar, Australian dollar and, to a lesser extent, the Japanese yen. These favorable impacts were partly offset by the strengthening of the U.S. dollar against the Euro between these two periods. Although the changes in foreign currency exchange rates had a net favorable impact on total company revenues for the twelve months ended December 31, 2010, our LPD segment was negatively impacted since the U.S. dollar strengthened against the Euro and, compared to our other segments, a larger portion of LPD sales are denominated in the Euro.

Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions since mid-2008. In our CAG segment, we believe that low economic growth and relatively high unemployment have led to negative or cautious consumer sentiment, which has affected the number of patient visits to veterinary clinics. Based on data provided by a subset of our customers that use our practice management systems, we observed a decline in patient visits beginning in mid-2008 that continued throughout 2009. Patient visits have been flat to slightly down since 2009, until the fourth quarter of 2011, when we observed a slight improvement. We believe that this data, though limited, provides a fair and meaningful representation of patient visit activity in the U.S. We further believe that the overall decline in patient visits since the beginning of the economic downturn has had a slightly negative impact on the growth rate of sales of rapid assay tests, instrument consumables and reference laboratory diagnostic and consulting services. In addition, we believe the rate of growth of sales of our instruments and digital radiography systems, which are larger capital purchases for veterinarians, has been negatively affected by continued caution among veterinarians regarding economic conditions. Weaker economic conditions since mid-2008 have also caused our customers to remain sensitive to the pricing of our products and services resulting in lower growth due to limited price increases for certain products.

We also believe that current economic conditions have affected purchasing decisions of our Water business customers. Lower water testing volumes have resulted from a decline in discretionary testing and a decline in mandated testing as a result of lower home and commercial construction.

We believe that the diversity of our products and services, and the geographic diversity of our markets, has partially mitigated the effects of the economic environment and negative consumer sentiment on our revenue growth rates. Looking forward, we are cautiously optimistic that the improvements we began to see in the fourth quarter of 2011 are reflective of a gradual and steady improvement to the macroeconomic environment and that with this improvement the negative impact on our growth rates that we have experienced since mid-2008 will begin to lessen.

Twelve Months Ended December 31, 2011 Compared to Twelve Months Ended December 31, 2010

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2011	2010	Change	Change	Currency (1)	Acquisitions (2)	Growth(3)

CAG	$999,722	$905,655	$94,067	10.4%	2.3%	0.3%	7.8%
Water	82,125	76,514	5,611	7.3%	2.5%	-	4.8%
LPD	94,112	81,177	12,935	15.9%	4.5%	-	11.4%
Other	42,730	40,046	2,684	6.7%	2.1%	-	4.6%
Total	$1,218,689	$1,103,392	$115,297	10.4%	2.4%	0.2%	7.8%

(1)	The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the twelve months ended December 31, 2011 and the same period of the prior year applied to foreign currency denominated revenues for the twelve months ended December 31, 2011.
(2)	The percentage change from acquisitions is a non-U.S. GAAP measure. It represents the percentage change in revenue during the year ended December 31, 2011 compared to the year ended December 31, 2010 attributed to incremental revenues from businesses acquired subsequent to December 31, 2009.
(3)	Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the year ended December 31, 2011 compared to the year ended December 31, 2010 net of acquisitions and the effect from changes in foreign currency exchange rates.

The following revenue analysis and discussion includes references to organic revenue growth. Organic revenue growth should be considered in addition to, and not as a replacement for or as superior to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that discussing organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. In determining organic revenue growth, we exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We also exclude the effects of acquisitions and divestitures because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2011	2010	Change	Change	Currency (1)	Acquisitions (2)	Growth(3)

Instruments and consumables	$394,586	$354,239	$40,347	11.4%	2.7%	-	8.7%
Rapid assay products	154,342	146,538	7,804	5.3%	1.2%	-	4.1%
Reference laboratory diagnostic and consulting services	373,919	329,666	44,253	13.4%	2.7%	0.8%	9.9%
Practice management systems and digital radiography	76,875	75,212	1,663	2.2%	0.4%	-	1.8%
Net CAG revenue	$999,722	$905,655	$94,067	10.4%	2.3%	0.3%	7.8%

(1)	The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the twelve months ended December 31, 2011 and the same period of the prior year applied to foreign currency denominated revenues for the twelve months ended December 31, 2011.
(2)	The percentage change from acquisitions is a non-U.S. GAAP measure. It represents the percentage change in revenue during the year ended December 31, 2011 compared to the year ended December 31, 2010 attributed to incremental revenues from businesses acquired subsequent to December 31, 2009.
(3)	Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the year ended December 31, 2011 compared to the year ended December 31, 2010 net of acquisitions and the effect from changes in foreign currency exchange rates.

Instruments revenue was $93.7 million and $85.5 million for the twelve months ended December 31, 2011 and 2010, respectively. Consumables revenue was $256.0 million and $228.0 million for the twelve months ended December 31, 2011 and 2010, respectively. Instrument service and accessories revenue was $43.8 million and $39.7 million for the twelve months ended December 31, 2011 and 2010, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. Instruments revenue growth was due primarily to sales of ProCyte Dx®, the hematology analyzer that we began shipping during the third quarter of 2010, and higher sales volumes of our Catalyst Dx® instrument. These favorable impacts were partly offset by lower average unit sales prices driven primarily by discounts associated with our IDEXX VetLab® instrument marketing programs. Consumables revenue growth was due primarily to higher sales of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument as customers continue to upgrade from our VetTest® instrument to our Catalyst Dx® instrument. Higher sales of consumables used with our ProCyte Dx® instrument also contributed to the increase in consumables revenue. Service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. The impact of changes in distributors’ inventory levels was not significant to instruments and consumables revenue growth.

The increase in rapid assay revenue was due primarily to an increase in U.S. practice-level sales of our canine combination test products and, to a lesser extent, sales of our feline pancreatitis test products, which we began shipping during the second quarter of 2011. The impact of changes in distributors’ inventory levels was not significant to rapid assay revenue growth.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volumes and, to a lesser extent, price increases. Higher testing volumes were driven by the acquisition of new customers due, in part, to geographic expansion and our customer loyalty programs in which customers are provided incentives in the form of IDEXX Points or cash in exchange for agreements to purchase services in future periods.

The increase in practice management systems and digital radiography revenue resulted primarily from an increase in service and support revenue and an increase in sales volumes of our practice management systems. The increase in service and support revenue was due primarily to an increase in our active installed base of digital radiography systems and, to a lesser extent, practice management systems. Higher sales volumes of our digital radiography systems also contributed to the overall increase in revenue. These favorable factors were partly offset by an increase in placements of digital radiography systems and practice management systems under our customer loyalty programs for which the related revenue is recognized in future periods.

Water. The increase in Water revenue resulted primarily from higher sales volumes of Colilert® test products, partly offset by the unfavorable impact of higher relative sales of Colilert® test products in geographies where these products are sold at lower average unit sales prices.

Livestock and Poultry Diagnostics. The increase in LPD revenue resulted primarily from higher sales volumes of certain bovine tests and, to a lesser extent, higher sales volumes of certain swine and poultry tests. The increased sales volume of certain bovine tests was driven primarily by sales in Germany where we have won several government tenders for testing in connection with a country-wide eradication program for a virus impacting beef and dairy production yields.

Other. The increase in Other revenue was primarily attributable to higher sales volumes of our OPTI Medical consumables and, to a lesser extent, instruments, partly offset by lower sales volumes of our Dairy SNAP® tests used for the detection of antibiotic residue in milk and lower average unit sales prices in our OPTI Medical line of business due, in part, to higher relative sales in geographies where products are sold at lower average unit sales prices.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Year		For the Year
	Ended		Ended
	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
Gross Profit (dollars in thousands)	2011	Revenue	2010	Revenue	Change	Change

CAG	$515,656	51.6%	$458,491	50.6%	$57,165	12.5%
Water	51,555	62.8%	48,231	63.0%	3,324	6.9%
LPD	63,619	67.6%	55,187	68.0%	8,432	15.3%
Other	17,231	40.3%	17,732	44.3%	(501)	(2.8%)
Unallocated amounts	(1,555)	N/A	(1,018)	N/A	(537)	N/A
Total Company	$646,506	53.0%	$578,623	52.4%	$67,883	11.7%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 52% from 51%. The increase in the gross profit percentage was due primarily to improvements in costs to manufacture our IDEXX VetLab® instruments, higher relative sales of products that yield higher margins and an overall increase in average unit sales prices, driven by our reference laboratory diagnostic and consulting services line of business. These favorable impacts were partly offset by the unfavorable impact of currency as the net favorable impact of changes in foreign currency exchange rates was more than offset by the impact of increased hedging losses during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Water. Gross profit for Water increased as higher sales were partly offset by a slight decrease in the gross profit percentage. The decrease in the gross profit percentage was due primarily to lower average unit sales prices of our Colilert® products and higher freight costs as a result of rising fuel surcharges. These unfavorable impacts were partly offset by higher relative sales of our Colilert® products that yield higher margins and lower manufacturing costs driven by cost improvement initiatives.

Livestock and Poultry Diagnostics. Gross profit for LPD increased as higher sales were partly offset by a slight decrease in the gross profit percentage. The decrease in the gross profit percentage was due primarily to the net unfavorable impact of currency as the net favorable impact of changes in foreign currency exchange rates was more than offset by hedging losses during the year ended December 31, 2011 compared to hedging gains during the year ended December 31, 2010. This unfavorable impact was partly offset by lower manufacturing costs and higher relative sales of products that yield higher margins. Lower manufacturing costs were driven largely by benefits achieved from economies of scale as a result of the increase in production volume.

Other. Gross profit for Other decreased as higher sales were more than offset by a decrease in the gross profit percentage to 40% from 44%. The decrease in the gross profit percentage was due primarily to lower average unit sales prices in our OPTI Medical line of business and higher freight costs in our Dairy line of business that were due, in part, to rising fuel surcharges.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to the unfavorable impact of certain manufacturing costs that we do not expect to continue at this level, partly offset by a decrease in certain personnel-related costs. With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these costs as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent expense recognition is reported within the caption “Unallocated Amounts.” With respect to personnel-related costs, we estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs for Unallocated Amounts is due primarily to lower self-insured health care costs during the year ended December 31, 2011 compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2011	Revenue	2010	Revenue	Change	Change

CAG	$325,822	32.6%	$293,278	32.4%	$32,544	11.1%
Water	17,711	21.6%	16,618	21.7%	1,093	6.6%
LPD	39,880	42.4%	35,584	43.8%	4,296	12.1%
Other	14,675	34.3%	13,607	34.0%	1,068	7.8%
Unallocated amounts	12,193	N/A	15,655	N/A	(3,462)	(22.1%)
Total Company	$410,281	33.7%	$374,742	34.0%	$35,539	9.5%

Operating Income (dollars in thousands)	For the Year Ended December 31, 2011	Percent of Revenue	For the Year Ended December 31, 2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$189,834	19.0%	$165,213	18.2%	$24,621	14.9%
Water	33,844	41.2%	31,613	41.3%	2,231	7.1%
LPD	23,739	25.2%	19,603	24.2%	4,136	21.1%
Other	2,556	6.0%	4,125	10.3%	(1,569)	(38.0%)
Unallocated amounts	(13,748)	N/A	(16,673)	N/A	2,925	17.5%
Total Company	$236,225	19.4%	$203,881	18.5%	$32,344	15.9%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Year Ended December 31, 2011	Percent of Revenue	For the Year Ended December 31, 2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$173,679	17.4%	$151,652	16.7%	$22,027	14.5%
General and administrative	102,699	10.3%	97,721	10.8%	4,978	5.1%
Research and development	49,444	5.0%	43,905	4.9%	5,539	12.6%
Total operating expenses	$325,822	32.6%	$293,278	32.4%	$32,544	11.1%

The increase in sales and marketing expense resulted primarily from an increase in personnel, the unfavorable impact of changes in foreign currency exchange rates and higher sales commission expenses attributable to the increase in sales volume. The increase in general and administrative expense resulted primarily from higher personnel-related costs, the unfavorable impact of changes in foreign currency exchange rates and an increase in costs attributable to investments in information technology. These increases were partly offset by a certain bad debt expense in 2010 that was absent in 2011 and payments that were earned during 2011 pursuant to certain product development arrangements and a license agreement. The bad debt expense in 2010 was in connection with the bankruptcy of one of our U.S. distributors, Professional Veterinary Products, Inc. (“PVP”). The increase in research and development expense was due primarily to increased personnel-related costs and higher external consulting and development costs.

Water. The following table presents Water expenses by functional area:

Operating Expenses (dollars in thousands)	For the Year Ended December 31, 2011	Percent of Revenue	For the Year Ended December 31, 2010	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$8,906	10.8%	$7,898	10.3%	$1,008	12.8%
General and administrative	6,443	7.8%	6,328	8.3%	115	1.8%
Research and development	2,362	2.9%	2,392	3.1%	(30)	(1.3%)
Total operating expenses	$17,711	21.6%	$16,618	21.7%	$1,093	6.6%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs and the unfavorable impact of changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates, partly offset by a decrease in personnel-related costs. The slight decrease in research and development expense resulted primarily from lower personnel-related costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2011	Revenue	2010	Revenue	Change	Change

Sales and marketing	$15,933	16.9%	$13,820	17.0%	$2,113	15.3%
General and administrative	12,079	12.8%	12,025	14.8%	54	0.4%
Research and development	11,868	12.6%	9,739	12.0%	2,129	21.9%
Total operating expenses	$39,880	42.4%	$35,584	43.8%	$4,296	12.1%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs and the unfavorable impact of changes in foreign currency exchange rates. The increase in personnel-related costs was due primarily to an increase in sales personnel to support growth in developing markets. The slight increase in general and administrative expense resulted primarily from the unfavorable impact of changes in foreign currency exchange rates, partly offset by a decrease in personnel-related costs. The increase in research and development expense was due primarily to an increase in personnel-related costs and, to a lesser extent, the unfavorable impact of changes in foreign currency exchange rates.

Other. Operating expenses for Other increased $1.1 million to $14.7 million for the year ended December 31, 2011. This increase was due primarily to increased research and development costs in our OPTI Medical line of business driven, in part, by higher personnel-related costs and increased consulting and external development costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $3.5 million to $12.2 million for the year ended December 31, 2011 due primarily to a decrease in certain personnel-related costs, receipt of a payment related to the sale of certain raw material inventory in connection with the restructuring of our pharmaceutical business in the fourth quarter of 2008, an impairment charge in 2010 that was absent in 2011, a decrease in legal and other professional fees incurred in connection with the U.S. Federal Trade Commission (“FTC”) and United Kingdom Office of Fair Trading (“OFT”) investigations and decreased foreign exchange losses during the year ended December 31, 2011 compared to the year ended December 31, 2010. The FTC investigation is discussed in more detail under the heading “Part I. Item 1A. Risk Factors”. We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs for Unallocated Amounts is due primarily to lower self-insured health care costs during the year ended December 31, 2011 compared to the same period of the prior year. The payment related to the sale of certain raw material inventory was not recorded in our results of operation until received due to uncertain collectability. The impairment charge in 2010 was to write-off certain design costs related to a facilities project that had changed in scope.

Interest Income and Interest Expense

Interest income was $1.7 million for the twelve months ended December 31, 2011 compared to $0.7 million for the same period of the prior year. The increase in interest income was due primarily to interest earned on a note issued in connection with a November 2010 strategic investment in a company that owns and operates veterinary hospitals and, to a lesser extent, from higher cash balances.

Interest expense was $3.5 million for the twelve months ended December 31, 2011 compared to $2.4 million for the same period of the prior year. In July 2011, we refinanced our existing $200 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $300 million with a syndicate of multinational banks, which matures on July 25, 2016 (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”) and requires no scheduled prepayments before that date. The increase in interest expense during the year ended December 31, 2011 in comparison to the same period of the prior year was due primarily to higher debt balances outstanding on our Credit Facility and higher effective interest rates on borrowings under our Credit Facility. As a result of the refinancing event in July 2011, applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.25 percentage points (the range of applicable interest rates on borrowing under the new credit facility and the previous credit facility are referred to collectively as the “Credit Spread”) above the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”) as opposed to a Credit Spread of 0.375 to 0.875 under the pre-existing Credit Facility. Because the Credit Spread increased as a result of the refinancing event, interest expense during the year ended December 31, 2011 increased in comparison to the same period of the prior year and we expect that interest expense will continue to increase in 2012 in comparison 2011.

Provision for Income Taxes

Our effective income tax rate was 31.0% for the year ended December 31, 2011 and 30.1% for the year ended December 31, 2010. The increase in the tax rate is primarily due to lower tax benefits recognized related to the federal research and development tax incentives, lower benefits recognized in connection with the expiration of certain statutes of limitations and increased state tax.

In 2012, it is reasonably possible that we could recognize up to $1.3 million of income tax benefits that have not been recognized at December 31, 2011. The income tax benefits are primarily due to the lapse in the statutes of limitations for various U.S. and international tax jurisdictions.

Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2010	2009	Change	Change	Currency (1)	Acquisitions (2)	Growth(3)

CAG	$905,655	$843,303	$62,352	7.4%	0.5%	0.5%	6.4%
Water	76,514	73,214	3,300	4.5%	0.8%	-	3.7%
LPD	81,177	77,208	3,969	5.1%	(2.5%)	-	7.6%
Other	40,046	37,908	2,138	5.6%	-	-	5.6%
Total	$1,103,392	$1,031,633	$71,759	7.0%	0.3%	0.4%	6.3%

(1)	The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the twelve months ended December 31, 2010 and the same period of the prior year applied to foreign currency denominated revenues for the twelve months ended December 31, 2010.
(2)	The percentage change from acquisitions is a non-U.S. GAAP measure. It represents the percentage change in revenue during the year ended December 31, 2010 compared to the year ended December 31, 2009 attributed to incremental revenues from businesses acquired subsequent to December 31, 2008.
(3)	Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the year ended December 31, 2010 compared to the year ended December 31, 2009 net of acquisitions and the effect from changes in foreign currency exchange rates.

The following revenue analysis and discussion includes references to organic revenue growth. Organic revenue growth should be considered in addition to, and not as a replacement for or as superior to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that discussing organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. In determining organic revenue growth, we exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We also exclude the effects of acquisitions and divestitures because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2010	2009	Change	Change	Currency (1)	Acquisitions (2)	Growth(3)

Instruments and consumables	$354,239	$332,706	$21,533	6.5%	0.1%	-	6.4%
Rapid assay products	146,538	147,078	(540)	(0.4%)	0.3%	-	(0.7%)
Reference laboratory diagnostic and consulting services	329,666	298,410	31,256	10.5%	1.0%	1.2%	8.3%
Practice management systems and digital radiography	75,212	65,055	10,157	15.6%	0.9%	0.5%	14.2%
Pharmaceutical products	-	54	(54)	(100%)	-	-	(100%)
Net CAG revenue	$905,655	$843,303	$62,352	7.4%	0.5%	0.5%	6.4%

(1)	The percentage change from currency is a non-U.S. GAAP measure. It represents the percentage change in revenue resulting from the difference between the average exchange rates during the twelve months ended December 31, 2010 and the same period of the prior year applied to foreign currency denominated revenues for the twelve months ended December 31, 2010.
(2)	The percentage change from acquisitions is a non-U.S. GAAP measure. It represents the percentage change in revenue during the year ended December 31, 2010 compared to the year ended December 31, 2009 attributed to incremental revenues from businesses acquired subsequent to December 31, 2008.
(3)	Organic revenue growth is a non-U.S. GAAP measure and represents the percentage change in revenue during the year ended December 31, 2010 compared to the year ended December 31, 2009 net of acquisitions and the effect from changes in foreign currency exchange rates.

Instruments revenue was $85.5 million and $77.3 million for the twelve months ended December 31, 2010 and 2009, respectively. Consumables revenue was $228.0 million and $218.5 million for the twelve months ended December 31, 2010 and 2009, respectively. Instrument service and accessories revenue was $39.7 million and $35.7 million for the twelve months ended December 31, 2010 and 2009, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. Instruments revenue growth was due primarily to sales of our ProCyte Dx® instrument, our hematology analyzer that we began shipping during the third quarter of 2010, and increased sales of our Catalyst Dx® instrument and IDEXX VetLab Station®. This increase in instrument revenue was partly offset by lower average unit sales prices and lower sales volumes of our LaserCyte® instrument, due primarily to a shift in focus of our sales efforts to ProCyte Dx®. Consumables revenue growth was due primarily to higher sales volumes of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® instrument as Catalyst Dx® instruments continue to replace VetTest® instruments at certain customers. Instrument service and accessories revenue growth was primarily a result of the growth of our active installed base of instruments. The impact of changes in distributors’ inventory levels was not significant to reported instruments and consumables revenue.

The slight decrease in rapid assay revenue was due primarily to lower average unit sales prices of our SNAP® tests resulting from competitive pressures and increased price sensitivity in certain segments of our customer base as a result of economic conditions and, to a lesser extent, lower U.S. practice-level sales primarily attributable to economic conditions. These decreases were partly offset by higher sales volumes outside of the U.S. and the favorable impact of changes in distributors’ inventory levels, which increased reported rapid assay revenue growth by 1%.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volumes and, to a lesser extent, price increases. Higher testing volume was driven largely by the acquisition of new customers.

The increase in practice management systems and digital radiography revenue resulted primarily from higher sales volumes of companion animal digital radiography systems as this market is transitioning from older film-based systems to digital as the standard of care. An increase in service and support revenue related to both digital radiography systems and practice management systems also contributed to revenue growth. These increases were partly offset by lower average unit sales prices of our digital radiography systems resulting from competitive conditions.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volumes, partly offset by lower average unit sales prices. The lower average unit sales prices resulted primarily from higher relative sales of Colilert® products in geographies where those products are sold at lower average unit sales prices.

Livestock and Poultry Diagnostics. The increase in LPD revenue resulted primarily from higher sales volumes of certain bovine tests and, to a lesser extent, higher sales volumes of certain swine tests. The increased sales volumes of certain bovine tests was driven primarily by increased sales in Germany where we have won several government tenders for testing in connection with a country-wide eradication program for a virus impacting beef and dairy production yields. These increases were partly offset by lower average unit sales prices due to competitive conditions.

Other. The increase in Other revenue was attributable primarily to higher sales volumes of our Dairy SNAP® test for the detection of the chemical melamine and higher sales volumes of consumables used with our OPTI Medical® instruments. These increases were partly offset by lower sales volumes of our Dairy SNAP® Beta Lactam test used for the detection of antibiotic residue in milk.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Year		For the Year
	Ended		Ended
Gross Profit	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2010	Revenue	2009	Revenue	Change	Change

CAG	$458,491	50.6%	$410, 033	48.6%	$48,458	11.8%
Water	48,231	63.0%	46,793	63.9%	1,438	3.1%
LPD	55,187	68.0%	51,711	67.0%	3,476	6.7%
Other	17,732	44.3%	16,919	44.6%	813	4.8%
Unallocated amounts	(1,018)	N/A	825	N/A	(1,843)	(223.4%)
Total Company	$578,623	52.4%	$526,281	51.0%	$52,342	9.9%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 51% from 49%. The increase in the gross profit percentage was attributable primarily to improvements in the cost to manufacture and service our IDEXX VetLab® instruments and increased volume leverage and other efficiency gains in our reference laboratory diagnostics and consulting services business. Lower depreciation on instruments placed at customer sites under usage agreements also contributed to the increase in the gross profit percentage, as we have reduced this type of placement activity and an increasing number of prior placements have become fully depreciated and ownership has transferred to the customer. These favorable impacts were partly offset by the unfavorable impact of currency driven primarily by hedging losses during the year ended December 31, 2010 compared to hedging gains during the year ended December 31, 2009.

Water. Gross profit for Water increased as higher sales were partly offset by a decrease in the gross profit percentage to 63% from 64%. The decrease in the gross profit percentage for Water was driven primarily by hedging losses during the year ended December 31, 2010 compared to hedging gains during the year ended December 31, 2009. These unfavorable impacts were partly offset by higher relative sales of higher margin products and lower overall manufacturing costs.

Livestock and Poultry Diagnostics. Gross profit for LPD increased due to higher sales and an increase in the gross profit percentage to 68% from 67%. The increase in the gross profit percentage was due primarily to lower overall manufacturing costs and higher relative sales of higher margin products. These increases were partly offset by lower overall average unit sales prices and the unfavorable impact of currency driven by the net unfavorable impact of changes in foreign currency exchange rates and lower hedging gains during the year ended December 31, 2010 compared to the year ended December 31, 2009.

Other. Gross profit for Other increased as higher sales were partly offset by a slight decrease in the gross profit percentage. The slight decrease in the gross profit percentage was due primarily to increased overall manufacturing costs in our OPTI Medical and Dairy businesses and the unfavorable impact of currency driven by the net unfavorable impact of changes in foreign currency exchange rates and lower hedging gains during the year ended December 31, 2010 compared to the year ended December 31, 2009. These unfavorable impacts were partly offset by lower costs of service in our OPTI Medical and Dairy businesses.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to an increase in certain personnel-related costs. We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The increase in certain personnel-related costs for Unallocated Amounts is due primarily to higher self-insured health care costs during the year ended December 31, 2010 compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2010	Revenue	2009	Revenue	Change	Change

CAG	$293,278	32.4%	$278,295	33.0%	$14,983	5.4%
Water	16,618	21.7%	15,950	21.8%	668	4.2%
LPD	35,584	43.8%	34,360	44.5%	1,224	3.6%
Other	13,607	34.0%	13,740	36.3%	(133)	(1.0%)
Unallocated amounts	15,655	N/A	7,967	N/A	7,688	96.5%
Total Company	$374,742	34.0%	$350,312	34.0%	$24,430	7.0%

	For the Year		For the Year
	Ended		Ended
Operating Income	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2010	Revenue	2009	Revenue	Change	Change

CAG	$165,213	18.2%	$131,738	15.6%	$33,475	25.4%
Water	31,613	41.3%	30,843	42.1%	770	2.5%
LPD	19,603	24.2%	17,351	22.5%	2,252	13.0%
Other	4,125	10.3%	3,179	8.4%	946	29.8%
Unallocated amounts	(16,673)	N/A	(7,142)	N/A	(9,531)	(133.5%)
Total Company	$203,881	18.5%	$175,969	17.1%	$27,912	15.9%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2010	Revenue	2009	Revenue	Change	Change

Sales and marketing	$151,652	16.7%	$142,434	16.9%	$9,218	6.5%
General and administrative	97,721	10.8%	95,305	11.3%	2,416	2.5%
Research and development	43,905	4.9%	40,556	4.8%	3,349	8.3%
Total operating expenses	$293,278	32.4%	$278,295	33.0%	$14,983	5.4%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs, including an investment in field sales technical support personnel. The increase in general and administrative expense resulted primarily from higher personnel-related costs, the unfavorable impact of changes in foreign currency exchange rates, an increase in costs attributable to information technology investments and an increase in bad debt expense in connection with the bankruptcy of one of our U.S. distributors, PVP. These increases were partly offset by the absence of an impairment charge of $1.5 million that was recorded in the fourth quarter of 2009 to write off an acquired intangible asset associated with our equine digital radiography business. The increase in research and development expense resulted primarily from increased personnel-related costs.

Water. The following table presents Water expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2010	Revenue	2009	Revenue	Change	Change

Sales and marketing	$7,898	10.3%	$7,192	9.8%	$706	9.8%
General and administrative	6,328	8.3%	6,108	8.3%	220	3.6%
Research and development	2,392	3.1%	2,650	3.6%	(258)	(9.7%)
Total operating expenses	$16,618	21.7%	$15,950	21.8%	$668	4.2%

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

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2010	Revenue	2009	Revenue	Change	Change

Sales and marketing	$13,820	17.0%	$12,679	16.4%	$1,141	9.0%
General and administrative	12,025	14.8%	13,173	17.1%	(1,148)	(8.7%)
Research and development	9,739	12.0%	8,508	11.0%	1,231	14.5%
Total operating expenses	$35,584	43.8%	$34,360	44.5%	$1,224	3.6%

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

Other. Operating expenses for Other decreased $0.1 million to $13.6 million for the year ended December 31, 2010. This slight decrease was due primarily to an incremental milestone payment earned in 2010 related to the sale of product rights previously included in our pharmaceutical product lines, partly offset by higher personnel-related costs in our Dairy business attributable, in part, to the development of business in China. Milestone payments in the third and fourth quarters of 2010 totaling $3.0 million were earned due to the achievement of certain sales milestones by the third party that purchased the product rights. In the fourth quarter of 2009, we earned a milestone payment of $2.0 million from the same third party as the result of the achievement of certain development milestones for this product. Because we have no obligation to deliver product or services, or otherwise provide support to the third party under this agreement, and because collectability is reasonably assured, these milestone payments, and any other related milestone payments we earn in the future, are included in results of operations when earned, but are not classified as revenue because the transaction was accounted for as the sale of a business.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $7.7 million to $15.7 million for the year ended December 31, 2010 due primarily to increased legal and other fees incurred in connection with our response to the FTC subpoena, discussed in more detail under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K; foreign currency exchange losses during the year ended December 31, 2010 compared to gains during the year ended December 31, 2009; an increase in costs attributable to investments in information technology; and the write-off in 2010 of certain design costs related to a facilities project that changed in scope. These unfavorable impacts were partly offset by the absence of an impairment charge in 2010 compared to 2009 and lower research and development personnel-related costs. The impairment charge recorded in 2009 was to write-off software to manage the various aspects of product development and product lifecycles.

Interest Income and Interest Expense

Interest income was $0.7 million for the year ended December 31, 2010 compared to $0.5 million for the same period of the prior year. The increase in interest income was due primarily to higher average invested cash balances.

Interest expense was $2.4 million for the year ended December 31, 2010 compared to $1.9 million for the same period of the prior year. The increase in interest expense was due primarily to higher effective interest rates and, to a lesser extent, higher average balances outstanding on our Credit Facility. With the commencement of our interest rate swap agreements on March 31, 2010, we effectively fixed our interest rate at 2% plus the Credit Spread on $80 million of funds borrowed under the Credit Facility through March 31, 2012. As the fixed rate under the interest rate swap agreements is higher than the weighted average interest rate of debt outstanding during 2009, interest expense was higher for the year ended December 31, 2010 compared to the same period of the prior year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our Credit Facility. At December 31, 2011 and December 31, 2010, we had $183.9 million and $156.9 million, respectively, of cash and cash equivalents, and working capital of $87.3 million and $175.5 million, respectively. Additionally, at December 31, 2011, we had remaining borrowing availability of $56.0 million under our $300 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long-term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-United States subsidiaries to be indefinitely invested outside the U.S. Changes to this position could have adverse tax consequences. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at December 31, 2011, approximately $180 million was held by our foreign subsidiaries and were subject to material repatriation tax effects.  The amount of cash and cash equivalents held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily securing various obligations) was approximately $1.2 million. As of December 31, 2011, 51% of the cash and cash equivalents held by our foreign subsidiaries were held as bank deposits, 46% were invested in money market funds restricted to U.S. government and agency securities, and 3% were invested in money market funds restricted to non-U.S. government securities corresponding to the investment currency. Approximately 66% of the cash and cash equivalents held by our foreign subsidiaries were held in U.S. dollars.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2011	2011	2011	2011	2010

Days sales outstanding(1)	41.0	43.1	41.2	40.2	38.7
Inventory turns(2)	1.8	1.7	1.7	1.8	1.8

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.
(2) Inventory turns represents inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	Dollar Change

Net cash provided by operating activities	$220,700	$178,833	$41,867
Net cash used by investing activities	(96,996)	(43,190)	(53,806)
Net cash used by financing activities	(97,657)	(86,769)	(10,888)
Net effect of changes in exchange rates on cash	933	1,313	(380)
Net increase in cash and cash equivalents	$26,980	$50,187	$(23,207)

Operating Activities. Cash provided by operating activities was $220.7 million for the year ended December 31, 2011 compared to $178.8 million for the same period in 2010. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from exercises of stock options and vesting of restricted stock units to a financing activity, was $230.4 million for the year ended December 31, 2011 compared to $200.1 million for the same period in 2010, resulting in incremental operating cash flows of $30.3 million driven primarily by the increase in net income. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $9.7 million and $21.3 million for the years ended December 31, 2011 and 2010, respectively, resulting in an incremental increase in cash of $11.6 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	Dollar Change

Accounts receivable	$(24,809)	$(6,914)	$(17,895)
Inventories	(6,310)	(19,469)	13,159
Other assets	(1,339)	(13,208)	11,869
Accounts payable	13,884	3,482	10,402
Accrued liabilities	17,564	30,604	(13,040)
Deferred revenue	7,341	2,370	4,971
Tax benefit from share-based compensation arrangements	(16,007)	(18,126)	2,119
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(9,676)	$(21,261)	$11,585

The increase in inventory during the year ended December 31, 2011 was less than the increase during the year ended December 31, 2010 due primarily to the timing of inventory receipts, most significantly of slides used with our chemistry analyzers. Incremental cash provided by the change in other assets was due primarily to the use of prepaid tax amounts resulting in lower taxes paid during the year ended December 31, 2011 in comparison to the same period of the prior year. The increase in accounts payable during both the year ended December 31, 2011 and 2010 was due primarily to a combination of the timing of payments and the increase in expenses during both periods. Incremental cash provided by the changes in deferred revenue is the result of an increase in placements of IDEXX VetLab® instruments, digital radiography systems and Cornerstone® practice management systems under customer programs, discussed in more detail under the heading “Part II, Item 7. Critical Accounting Policies and Estimates”. Incremental cash used related to the changes in accounts receivable was driven primarily by higher revenues in the last month of the quarter ended December 31, 2011 and a slightly higher number of days sales outstanding as compared to the comparative periods in the prior year. Incremental cash used related to the changes in accrued liabilities was driven primarily by higher accelerated tax deductions as compared to the same period of the prior year.

We historically have experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year and for the annual period driven primarily by the payment of annual bonuses in connection with management and non-management employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $97.0 million for the year ended December 31, 2011 compared to cash used of $43.2 million for the same period of 2010. The increase in cash used by investing activities was due primarily to the acquisitions of three businesses, incremental investments in our facilities and information technology and the acquisition of a customer list intangible asset. During the year ended December 31, 2011, we paid an aggregate of $46.8 million in cash to acquire three businesses, each accounted for as separate business combinations. The incremental investments in our facilities were driven primarily by a $5.6 million investment in our Memphis, Tennessee location and a $4.3 million incremental investment in the renovation and expansion of our Westbrook, Maine location during the year ended December 31, 2011 in comparison to the same period of the prior year. The additional investments in information technology were driven primarily by a $4.1 million incremental investment in our suite of business software applications and related hardware during the year ended December 31, 2011 in comparison to the same period of the prior year. Also during the year ended December 31, 2011, we paid $1.0 million to acquire a customer list intangible asset unrelated to the aforementioned business acquisitions.

This increase in cash used was partly offset by the receipt of milestone payments aggregating $3.0 million during the year ended December 31, 2011 in connection with the gain and receivable recorded in the third and fourth quarters of 2010 related to the achievement of certain sales milestones by the acquirer of our feline insulin product.

Our total capital expenditure plan for 2012 is approximately $60 million, which includes approximately $11 million for the renovation and expansion of our headquarters facility.

Financing Activities. Cash used by financing activities was $97.7 million for the year ended December 31, 2011 compared to cash used of $86.8 million for the same period in 2010. The increase in cash used by financing activities was due primarily to an increase in cash used to repurchase common stock, partly offset by higher net borrowings under the Credit Facility.

Cash used to repurchase common stock increased by $112.4 million during the year ended December 31, 2011 compared to the year ended December 31, 2010. From the inception of our common stock repurchase program in August 1999 to December 31, 2011, we have repurchased 43.6 million shares. During the year ended December 31, 2011, we purchased 3.4 million shares for an aggregate cost of $255.5 million compared to purchases of 2.5 million shares for an aggregate cost of $143.1 million during the year ended December 31, 2010. We believe that the repurchase of our common stock is a favorable investment, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.

Net borrowing and repayment activity under our Credit Facility resulted in incremental cash provided of $103.8 million during the year ended December 31, 2011 compared to the same period of the prior year. At December 31, 2011, we had $243.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility is further reduced by $1.0 million for a letter of credit issued related to our workers’ compensation policy covering claims for the years 2009, 2010 and 2011. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At December 31, 2011, we were in compliance with the covenants of the Credit Facility.

Other Commitments, Contingencies and Guarantees

Under our worker’s compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident with aggregate maximum claim liabilities per year of $2.0 million in 2011 and $2.9 million in each of 2010 and 2009. The insurance company provides for insurance claims above the individual occurrence and aggregate limits. We have recognized cumulative expenses of $0.5 million, $0.6 million, and $0.4 million for claims incurred during the years ended December 31, 2011, 2010 and 2009. Our estimated liability for worker’s compensation as of December 31, 2011 and 2010 was $0.7 million and $1.1 million, respectively. Therefore, it is possible that we could incur additional healthcare and wage indemnification costs beyond those previously recognized up to our aggregate liability for each of the respective claim years. For the seven years ended on or prior to December 31 2009, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability at December 31, 2011 in excess of the amounts deemed probable and previously recognized is not material. In connection with these policies, we have outstanding letters of credit totaling $1.6 million to the insurance companies as security for these claims.

We have contingent commitments outstanding of up to $10.3 million related primarily to the acquisition of an intangible asset in 2008 and due to the seller upon our achievement of certain revenue and other milestones. We have not accrued for the commitments related to this intangible asset acquisition as we do not deem them to be probable of occurring as of December 31, 2011. The remaining commitments are not material.

We are contractually obligated to make the following payments in the years below:

(in thousands)	Total	2012	2013–2014	2015–2016	After 2016

Long-term debt obligations (1)	$3,636	$1,091	$2,181	$364	$-
Operating leases	60,202	12,813	18,137	11,172	18,080
Purchase obligations (2)	110,130	106,814	3,316	-	-
Minimum royalty payments	5,689	914	1,720	1,140	1,915
Total contractual cash obligations	$179,657	$121,632	$25,354	$12,676	$19,995

(1)	Long-term debt amounts include interest payments associated with long-term debt.
(2)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchase transactions.

These commitments do not reflect unrecognized tax benefits of $5.2 million and deferred compensation liabilities of $2.1 million as of December 31, 2011 as the timing of recognition is uncertain. Refer to Note 12 of the consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K for additional discussion of unrecognized tax benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial market risk consists primarily of foreign currency exchange risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations are in the U.S., but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany purchases and sales of products and we attempt to mitigate this risk through our hedging program described below. For the years ended December 31, 2011, 2010 and 2009, approximately 26%, 25% and 24%, respectively, of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies. The functional currency of most of our subsidiaries is their local currency. For one of our subsidiaries located in the Netherlands, the functional currency is the U.S. dollar.

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. Changes in the fair value of our derivative instruments are either recognized in earnings or deferred in other comprehensive income (“OCI”), net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We primarily utilize foreign currency exchange contracts with durations of less than 24 months.

Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions.

Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2011. We enter into foreign currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany purchases and sales and for amounts that are equivalent to, or less than, other significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of operations. Our hedging strategy related to intercompany inventory purchases and sales provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year that are in excess of amounts previously hedged. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchases and sales outstanding at December 31, 2011 and 2010 was $161.8 million and $133.2 million, respectively. At December 31, 2011, we had $4.1 million in net unrealized gains on foreign currency exchange contracts designated as hedging instruments recorded in other comprehensive income, which is net of $1.0 million in taxes.

Our foreign currency exchange risk is comprised of three components: 1) local currency revenues and expenses; 2) the impact of settled hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary.  Based on projected revenues and expenses for 2012 excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, a 10% strengthening of the U.S. dollar would reduce operating income by approximately $8 million. The impact of the intercompany and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have.

In July 2011, we refinanced our existing $200 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $300 million with a syndicate of multinational banks, which matures on July 25, 2016 (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”). We are subject to interest rate risk based on the terms of our Credit Facility to the extent that the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”) increases. Borrowings under our Credit Facility bear interest in the range from 0.875 to 1.25 percentage points (the range of applicable interest rates on borrowing under the new credit facility and the previous credit facility are referred to collectively as the “Credit Spread”) above the LIBOR or the CDOR, dependent on our consolidated leverage ratio, and the interest period terms for the outstanding borrowings, which range from one to six months. As discussed below, we have entered into forward fixed interest rate swaps to mitigate interest rate risk in future periods. Borrowings outstanding under the Credit Facility at December 31, 2011 were $243.0 million at a weighted-average interest rate of 1.7%. Based on amounts outstanding at December 31, 2011, an increase in the LIBOR or the CDOR of 1% would increase interest expense by approximately $1.6 million on an annualized basis.

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

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2011, our chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we conclude that, at December 31, 2011, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting at December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications with respect to disclosure controls and procedures and internal control over financial reporting of the Company’s chief executive officer and chief financial officer are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Directors, Section 16(a) compliance and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Committees of the Board of Directors – Audit Committee,” “Corporate Governance – Corporate Governance Guidelines and Code of Ethics,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement with respect to its 2012 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report. For information required by this Item regarding Executive Officers with respect to Item 401 of Regulation S-K, see the section titled “Executive Officers of the Company” under “Part I.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation,” “Corporate Governance – Committees of the Board – Compensation Committee – Analysis of Risks Associated with Compensation Practices,” “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation - Compensation Committee Report” in the Company’s definitive proxy statement with respect to its 2012 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K has been included in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans” under “Part II, Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Ownership of Common Stock by Directors and Officers” and “Ownership of More Than Five Percent of Our Common Stock” in the Company’s definitive proxy statement with respect to its 2012 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Party Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive proxy statement with respect to its 2012 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Auditors’ Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Committee Pre-Approval Policy” in the Company’s definitive proxy statement with respect to its 2012 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

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

IDEXX LABORATORIES, INC.

By: /s/ Jonathan W. Ayers
Date: February 17, 2012	Jonathan W. Ayers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan W. Ayers	President, Chief Executive Officer and	February 17, 2012
Jonathan W. Ayers	Chairman of the Board of Directors

/s/ Merilee Raines	Corporate Vice President, Chief Financial	February 17, 2012
Merilee Raines	Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Thomas Craig	Director	February 17, 2012
Thomas Craig

/s/ William T. End	Director	February 17, 2012
William T. End

/s/ Rebecca M. Henderson, PhD	Director	February 17, 2012
Rebecca M. Henderson, PhD

/s/ Barry C. Johnson, PhD	Director	February 17, 2012
Barry C. Johnson, PhD

/s/ Brian P. McKeon	Director	February 17, 2012
Brian P. McKeon

/s/ Joseph V. Vumbacco	Director	February 17, 2012
Joseph V. Vumbacco

/s/ Robert J. Murray	Director	February 17, 2012
Robert J. Murray

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 17, 2012

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$183,895	$156,915
Accounts receivable, net of reserves of $3,239 in 2011 and $2,828 in 2010	141,275	120,080
Inventories	133,099	127,885
Deferred income tax assets	25,637	26,203
Other current assets	40,321	29,508
Total current assets	524,227	460,591
Long-Term Assets:
Property and equipment, net	216,777	201,725
Goodwill	172,610	149,112
Intangible assets, net	69,209	55,752
Other long-term assets, net	47,991	29,964
Total long-term assets	506,587	436,553
Total Assets	$1,030,814	$897,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,551	$22,669
Accrued liabilities	141,383	118,598
Line of credit	243,000	128,999
Current portion of long-term debt	917	863
Current portion of deferred revenue	15,028	13,983
Total current liabilities	436,879	285,112
Long-Term Liabilities:
Deferred income tax liabilities	23,288	18,661
Long-term debt, net of current portion	2,501	3,418
Long-term deferred revenue, net of current portion	10,823	4,627
Other long-term liabilities	17,730	11,045
Total long-term liabilities	54,342	37,751
Total liabilities	491,221	322,863

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 99,229 and 97,968 shares in 2011 and 2010, respectively	9,923	9,797
Additional paid-in capital	702,575	641,645
Deferred stock units: Outstanding: 119 and 118 units in 2011 and 2010, respectively	4,688	4,433
Retained earnings	1,127,326	965,540
Accumulated other comprehensive income	15,443	13,467
Treasury stock, at cost: 44,128 and 40,657 shares in 2011 and 2010, respectively	(1,320,376)	(1,060,647)
Total IDEXX Laboratories, Inc. stockholders’ equity	539,579	574,235
Noncontrolling interest	14	46
Total stockholders’ equity	539,593	574,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,030,814	$897,144

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009

Revenue:
Product revenue	$782,654	$718,107	$687,010
Service revenue	436,035	385,285	344,623
Total revenue	1,218,689	1,103,392	1,031,633
Cost of revenue:
Cost of product revenue	309,795	285,936	281,043
Cost of service revenue	262,388	238,833	224,309
Total cost of revenue	572,183	524,769	505,352
Gross profit	646,506	578,623	526,281
Expenses:
Sales and marketing	204,850	179,626	167,748
General and administrative	129,389	126,519	117,440
Research and development	76,042	68,597	65,124
Income from operations	236,225	203,881	175,969
Interest expense	(3,547)	(2,415)	(1,916)
Interest income	1,744	663	486
Income before provision for income taxes	234,422	202,129	174,539
Provision for income taxes	72,668	60,809	52,304
Net income	161,754	141,320	122,235
Less: Net (loss) income attributable to noncontrolling interest	(32)	36	10
Net income attributable to IDEXX Laboratories, Inc. stockholders	$161,786	$141,284	$122,225
Earnings per share:
Basic	$2.85	$2.45	$2.08
Diluted	$2.78	$2.37	$2.01
Weighted average shares outstanding:
Basic	56,790	57,713	58,809
Diluted	58,214	59,559	60,682

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

						Accumulated		Total IDEXX
	Common Stock		Additional			Other		Laboratories, Inc.		Total
	Number of	$0.10 Par	Paid-in	Deferred	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Capital	Stock Units	Earnings	Income	Stock	Equity	Interest	Equity
Balance January 1, 2009	95,387	$9,539	$547,692	$3,647	$702,031	$5,675	$(830,390)	$438,194	$-	$438,194

Comprehensive income (loss):
Net income	-	-	-	-	122,225	-	-	122,225	10	122,235
Unrealized gain on investments, net of tax of $224	-	-	-	-	-	401	-	401	-	401
Unrealized net loss on derivative instruments, net of tax of $4,607	-	-	-	-	-	(10,105)	-	(10,105)	-	(10,105)
Translation adjustment	-	-	-	-	-	14,370	-	14,370	-	14,370
Total comprehensive income								126,891	10	126,901
Repurchases of common stock, net	-	-	-	-	-	-	(84,369)	(84,369)	-	(84,369)
Common stock issued under stock plans, including excess tax benefit	947	94	22,000	(34)	-	-	-	22,060	-	22,060
Issuance of deferred stock units	-	-	-	418	-	-	-	418	-	418
Vesting of deferred stock units	-	-	(270)	270	-	-	-	-	-	-
Share-based compensation cost recognized	-	-	11,375	-	-	-	-	11,375	-	11,375
Balance December 31, 2009	96,334	$9,633	$580,797	$4,301	$824,256	$10,341	$(914,759)	$514,569	$10	$514,579

Comprehensive income (loss):
Net income	-	-	-	-	141,284	-	-	141,284	36	141,320
Unrealized gain on investments, net of tax of $108	-	-	-	-	-	176	-	176	-	176
Unrealized net gain on derivative instruments, net of tax of $240	-	-	-	-	-	730	-	730	-	730
Translation adjustment	-	-	-	-	-	2,220	-	2,220	-	2,220
Total comprehensive income								144,410	36	144,446
Repurchases of common stock, net	-	-	-	-	-	-	(145,888)	(145,888)	-	(145,888)
Common stock issued under stock plans, including excess tax benefit	1,634	164	48,004	(455)				47,713		47,713
Issuance of deferred stock units	-	-	-	362	-	-	-	362	-	362
Vesting of deferred stock units	-	-	(225)	225	-	-	-	-	-	-
Share-based compensation cost recognized	-	-	13,069	-	-	-	-	13,069	-	13,069
Balance December 31, 2010	97,968	$9,797	$641,645	$4,433	$965,540	$13,467	$(1,060,647)	$574,235	$46	$574,281

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

						Accumulated		Total IDEXX
	Common Stock		Additional			Other		Laboratories Inc.		Total
	Number of	$0.10	Paid-in	Deferred	Retained	Comprehensive	Treasury	Stockholders’	Noncontrolling	Stockholders’
	Shares	Par Value	Capital	Stock Units	Earnings	Income	Stock	Equity	Interest	Equity
Balance December 31, 2010	97,968	$9,797	$641,645	$4,433	$965,540	$13,467	$(1,060,647)	$574,235	$46	$574,281

Comprehensive income (loss):
Net income (loss)	-	-	-	-	161,786	-	-	161,786	(32)	161,754
Unrealized loss on investments, net of tax of $64	-	-	-	-	-	(108)	-	(108)	-	(108)
Unrealized net gain on derivative instruments, net of tax of $2,339	-	-	-	-	-	5,763	-	5,763	-	5,763
Translation adjustment	-	-	-	-	-	(3,679)	-	(3,679)	-	(3,679)
Total comprehensive income	-	-	-	-	-	-	-	163,762	(32)	163,730
Repurchases of common stock, net	-	-	-	-	-	-	(259,729)	(259,729)	-	(259,729)
Common stock issued under stock plans, including excess tax benefit	1,261	126	45,747		-	-	-	45,873	-	45,873
Issuance of deferred stock units	-	-	-	91	-	-	-	91	-	91
Vesting of deferred stock units	-	-	(164)	164	-		-	-	-	-
Share-based compensation cost recognized	-	-	15,347	-	-	-	-	15,347	-	15,347
Balance December 31, 2011	99,229	$9,923	$702,575	$4,688	$1,127,326	$15,443	$(1,320,376)	$539,579	$14	$539,593

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009

Cash Flows from Operating Activities:
Net income	$161,754	$141,320	$122,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,202	45,956	49,773
Loss on disposal of property and equipment	615	1,599	2,474
(Decrease) increase in deferred compensation liability	(171)	290	484
Gain on disposition of pharmaceutical product lines and related restructuring	(3,000)	(3,000)	(2,000)
Write-down of equine digital radiography intangible assets	-	-	1,511
Write-down of marketable securities	-	-	150
Provision for uncollectible accounts	1,484	1,575	926
Provision for (benefit of) deferred income taxes	5,996	(908)	3,270
Share-based compensation expense	15,496	13,262	11,623
Tax benefit from share-based compensation arrangements	(16,007)	(18,126)	(5,194)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(24,809)	(6,914)	(1,155)
Inventories	(6,310)	(19,469)	6,223
Other assets	(1,339)	(13,208)	(7,842)
Accounts payable	13,884	3,482	(9,156)
Accrued liabilities	17,564	30,604	705
Deferred revenue	7,341	2,370	925
Net cash provided by operating activities	220,700	178,833	174,952
Cash Flows from Investing Activities:
Purchases of property and equipment	(52,464)	(38,908)	(50,663)
Proceeds from disposition of pharmaceutical product lines	3,000	-	3,377
Proceeds from sale of property and equipment	225	112	2,079
Acquisition of intangible assets	(1,000)	(394)	(500)
Investment in notes receivable and related business	-	(4,000)	-
Acquisitions of businesses, net of cash acquired	(46,757)	-	(7,914)
Net cash used by investing activities	(96,996)	(43,190)	(53,621)
Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facilities, net	113,903	10,143	(32,830)
Payment of other notes payable	(863)	(813)	(926)
Repurchases of common stock	(255,505)	(143,090)	(83,099)
Proceeds from exercises of stock options and employee stock purchase plans	28,801	28,865	16,366
Tax benefit from share-based compensation arrangements	16,007	18,126	5,194
Net cash used by financing activities	(97,657)	(86,769)	(95,295)
Net effect of changes in exchange rates on cash	933	1,313	1,824
Net increase in cash and cash equivalents	26,980	50,187	27,860
Cash and cash equivalents at beginning of period	156,915	106,728	78,868
Cash and cash equivalents at end of period	$183,895	$156,915	$106,728

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,763	$2,598	$2,773
Income taxes paid	$44,347	$48,113	$45,731

Supplemental Disclosure of Non-Cash Information:
Market value of common shares received from employees in connection with share-based compensation – see Note 18	$4,316	$2,797	$1,270
Receivable on disposition of pharmaceutical product lines	$3,000	$3,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	NATURE OF BUSINESS, BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

IDEXX Laboratories, Inc. (“IDEXX,” the “Company,” “we” or “our”) develops, manufactures and distributes products and provides services for the veterinary, livestock and poultry, water and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our principal line of business is diagnostic and information technology-based products and services for the veterinary market, which we refer to as our Companion Animal Group (“CAG”) operating segment. Our principal markets for these products and services are the United States (“U.S.”) and Europe, but we also sell to customers and distributors in other international markets, including Australia, Canada and Japan. Our Water operating segment tests for the quality and safety of water in many countries around the world. Our Livestock and Poultry Diagnostics (“LPD”) operating segment provides diagnostic tests and health-monitoring products for livestock and poultry health. Our principal markets for these tests and products during the year ended December 31, 2011 were Europe and the U.S. We also operate two smaller operating segments that comprise tests for the quality and safety of milk (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about the Dairy and OPTI Medical operating segments is combined and presented with one of our product lines and out-licensing arrangements remaining from our pharmaceutical business in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 15 for additional information regarding our reportable operating segments, products and services and geographical areas.

The accompanying consolidated financial statements of IDEXX have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the requirements of Regulation S-X. These statements include the accounts of IDEXX and our wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to bad debts; goodwill and other intangible assets; income taxes; inventory; revenue recognition, product returns, customer programs and multiple element arrangements; share-based compensation; warranty reserves; self-insurance reserves; fair value measurements and contingencies. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

(b)	Cash and cash equivalents

We consider all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits and money market funds.

As of December 31, 2011 and 2010, our reported cash and cash equivalents balances contained restricted cash in the aggregate of $1.2 million and $2.4 million, respectively, securing various obligations.

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

Property and equipment are stated at cost, net of accumulated depreciation and amortization. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the consolidated statements of income. We provide for depreciation and amortization primarily using the straight-line method by charges to income in amounts that allocate the cost of property and equipment over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Land improvements	15 to 20 years
Buildings and improvements	15 to 40 years
Leasehold improvements	Shorter of remaining lease term or useful life of improvements
Machinery and equipment	3 to 7 years
Office furniture and equipment	3 to 7 years
Computer hardware and software	3 to 7 years

We capitalize interest on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. The amount of interest capitalized during the years ended December 31, 2011 and 2010 was not material.

We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll and direct fringe benefits and external direct project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and relate primarily to the determination of performance requirements, data conversion and training.

(e)	Goodwill and Other Intangible Assets

Intangible assets other than goodwill are initially valued at fair value. If a quoted price in an active market for the identical asset is not readily available at the measurement date, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When material, we utilize independent valuation experts to advise and assist us in allocating the purchase prices for acquired businesses to the fair values of the identified intangible assets and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is valued based on the excess of the purchase price of a business combination over the fair values of acquired net assets, including intangible assets. Contingent consideration is included within the acquisition cost and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved with changes in fair value recognized in earnings.

We provide for amortization primarily using the straight-line method by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Estimated
Asset Classification	Useful Life

Patents	7 to 15 years
Product rights(1)	5 to 15 years
Customer-related intangible assets(2)	7 to 15 years
Noncompete agreements	3 to 9 years

(1)	Product rights comprise certain technologies, licenses and trade names acquired from third parties.
(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.

We assess goodwill for impairment, at the reporting unit level, annually in the fourth quarter and whenever events or circumstances indicate impairment may exist. For impairment testing, the fair values of our reporting units are estimated using an income approach based on discounted forecasted cash flows. Assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. No goodwill impairments were identified as a result of the annual or event-driven reviews during the years ended December 31, 2011, 2010 or 2009.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. See Note 8 for further information regarding our goodwill and intangible assets.

(f)	Warranty Reserves

We provide a standard twelve months warranty on all instruments sold. We recognize the cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. As we develop and sell new instruments, our provision for warranty expense increases. Cost of revenue reflects not only estimated warranty expense for instruments sold in the current period, but also any changes in estimated warranty expense for the portion of the aggregate installed base that is under warranty. Estimated warranty expense is based on a variety of inputs, including historical instrument performance in the customers’ environment, historical costs incurred in servicing instruments and projected instrument reliability and service costs. Should actual service rates or costs differ from our estimates, which are based on historical data and projections of future costs, revisions to the estimated warranty liability would be required. We review these inputs, at a minimum, on an annual basis. The liability for warranties is included in accrued liabilities in the accompanying consolidated balance sheets. See Note 10 for further information regarding our warranty reserves.

(g)	Income Taxes

We recognize a current tax liability or asset for current taxes payable or refundable, respectively, and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, a reduction to the deferred tax asset would be charged to income in the period such determination was made.

We record a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more likely than not be sustained. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes.

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

(h)	Taxes Remitted to Governmental Authorities by IDEXX on Behalf of Customer

We calculate, collect from our customers, and remit to governmental authorities sales, value added and excise taxes assessed by governmental authorities in connection with revenue-producing transactions with our customers. We report these taxes on a net basis and do not include these tax amounts in revenue or cost of product or service revenue.

(i)	Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:

•	We recognize revenue at the time of shipment to U.S. distributors for substantially all products sold through distributors because title and risk of loss pass to the distributors on delivery to the common carrier. Our distributors do not have the right to return products. We recognize revenue for the remainder of our customers, including distributors outside of the U.S., when the product is delivered to the customer, except as noted below.
•	We recognize revenue from the sales of instruments, non-cancelable software licenses and hardware systems upon installation (and completion of training if applicable) and the customer’s acceptance of the instrument or system as we have no significant further obligations after this point in time.
•	We recognize service revenue at the time the service is performed.
•	We recognize revenue associated with extended maintenance agreements (“EMAs”) over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as current or long-term deferred revenue based on the time from the balance sheet date to the future date of revenue recognition.
•	We recognize revenue on certain instrument systems under rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as current or long-term deferred revenue based on the time from the balance sheet date to the future date of revenue recognition.
•	We recognize revenue on practice management systems sales, where the system includes software that is considered more than incidental, either by allocating the revenue to each element of the sale based on relative fair values of the elements, including post-contract support when fair value for all elements is available, or by use of the residual method when only the fair value of the post-contract support is available. We recognize revenue for the system upon installation and customer acceptance and recognize revenue equal to the fair value of the post-contract support over the support period.
•	Shipping costs reimbursed by the customer are included in revenue. These same costs are also included in cost of product revenue.

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

On January 1, 2010, we adopted amendments to authoritative guidance that modified the revenue recognition guidance for establishing separate units of accounting in arrangements outside of the scope of software that contain multiple elements. We allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition have been met for each element. We establish the selling price of each element based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When these arrangements include a separately-priced EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement to the extent the separately stated price is substantive. If there is no stated contractual price for an EMA, or the separately stated price is not substantive, we recognize revenue according to the MEA policy stated above. We elected prospective adoption of these amendments. The impact of adopting these amendments to authoritative guidance did not have a material impact on our financial position, results of operations or cash flows.

When arrangements within the scope of software revenue recognition guidance include multiple elements, we allocate revenue to each element based on relative fair value when VSOE exists for all elements or by using the residual method when there is VSOE for the undelivered elements but no such evidence for the delivered elements. Under the residual method, the fair value of the undelivered elements is deferred and the residual revenue is allocated to the delivered elements. Revenue is recognized on any delivered elements when the four criteria for revenue recognition have been met for each element. If VSOE does not exist for the undelivered element, all revenue from the arrangement is deferred until the earlier of the point at which such sufficient VSOE does exist or all elements of the arrangement have been delivered. We determine fair value based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements.

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

Customer programs. We record reductions to revenue related to customer marketing and incentive programs, which include end-user rebates and other volume based incentives. Incentives may be provided in the form of IDEXX Points, credits or cash and are earned by end-users upon achieving defined volume purchase or utilization levels or upon entering an agreement to purchase products or services in future periods. Our most significant customer programs are categorized as follows:

Customer Loyalty Programs. Our customer loyalty programs offer customers the opportunity to earn incentives on a variety of IDEXX products and services as those products and services are purchased and utilized. Revenue reductions related to customer loyalty programs are recorded based on the actual issuance of incentives, incentives earned but not yet issued, and estimates of incentives to be earned in the future based on applicable product inventories held by distributors at the end of the period.

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide incentives to customers upon entering agreements to purchase products or services in future periods. These incentives are considered to be customer acquisition costs and are capitalized and recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase IDEXX VetLab® instruments, digital radiography systems or Cornerstone® practice management systems, product revenue and cost is deferred and recognized over the term of the customer agreement as products and services are provided to the customer. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2011, 2010 and 2009, we did not have any impaired customer acquisition costs.

IDEXX VetLab® Instrument Marketing Programs. Our instrument marketing programs require the customer to enroll at the time of instrument purchase and offer customers the opportunity to earn incentives in future periods based on the volume of the products they purchase and utilize over the term of the program. These arrangements are considered MEAs in accordance with our revenue recognition policy stated above. Revenue reductions related to instrument marketing programs are recorded based on an estimate of customer purchase and utilization levels and the incentive the customer will earn over the term of the program. Our estimates are based on historical experience and the specific terms and conditions of the marketing program and require us to apply judgment to approximate future product purchases and utilization. Differences between our estimates and actual incentives earned are accounted for as a change in estimate. These differences were not material for the years ended December 31, 2011, 2010 and 2009.

IDEXX Points may be applied against the purchase price for IDEXX products and services purchased in the future or applied to trade receivables due to us. IDEXX Points that have not yet been used by customers are classified as a liability until use or expiration occurs. We estimate the amount of points expected to expire, or breakage, based on historical expirations and we recognize the benefit of breakage as IDEXX Points are redeemed. On November 30 of each year, unused points earned before January 1 of the prior year generally expire and any variance from the breakage estimate is accounted for as a change in estimate. This variance was not material for the years ended December 31, 2011, 2010 and 2009.

Future market conditions and changes in product offerings may cause us to change marketing strategies to increase or decrease customer incentive offerings, possibly resulting in incremental reductions of revenue in future periods as compared to reductions in the current or prior periods. Additionally, certain customer programs require us to estimate, based on historical experience, and apply judgment to approximate the number of customers who will actually redeem the incentive. In determining estimated revenue reductions we utilize data supplied from distributors and collected directly from end-users, which includes the volume of qualifying products purchased and the number of qualifying tests run as reported to us by end-users via IDEXX SmartServiceTM. Differences between estimated and actual customer participation in programs may impact the amount and timing of revenue recognition.

Doubtful accounts receivable. We recognize revenue only in those situations where collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances might be required. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to customers.

(j)	Research and Development Costs

Research and development costs, which consist of salaries, employee benefits, materials and external consulting and product development costs, are expensed as incurred. We evaluate our software research and development costs for capitalization after the technological feasibility of software and products containing software has been established. No costs were capitalized during the years ended December 31, 2011, 2010 and 2009.

(k)	Advertising Costs

Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $1.2 million, $1.7 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(l)	Legal Costs

Legal costs are considered period costs and accordingly are expensed in the period services are provided.

(m)	Share-Based Compensation

We provide for various forms of share-based compensation awards to our employees and non-employee directors. We measure share-based compensation expense based on the fair value on the date of grant net of estimated forfeitures. With the exception of stock options, the fair value of our awards is equal to the closing stock price of IDEXX common stock on the date of grant. We calculate the fair value of our stock option awards using the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which ranges from one to five years, depending on the award. Effective January 1, 2006, under the modified prospective method, share-based compensation expense includes expense for unvested awards at December 31, 2005 and all awards granted subsequent to December 31, 2005. Share-based compensation expense for the unvested awards outstanding at December 31, 2005 is based on the grant-date fair value previously calculated in developing the pro forma disclosures required prior to January 1, 2006. The graded vesting, or accelerated, method has been used to record the expense for stock options granted prior to January 1, 2006. The straight-line method is used to record the expense for stock options and awards granted subsequent to December 31, 2005. See Note 4 for additional information regarding share-based compensation.

(n)	Self-Insurance Accruals

We self-insure costs associated with worker’s compensation and health and general welfare claims incurred by our U.S. employees up to certain limits. The insurance company provides insurance for claims above these limits. Claim liabilities are recorded for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Such liabilities are based on historical loss experience, individual coverage, the average time from when a claim is incurred to the time it is paid and judgments about the present and expected levels of cost per claim. Estimated claim liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. Estimated claim liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

(o)	Earnings per Share

Basic earnings per share is computed by dividing net income attributable to IDEXX Laboratories, Inc. stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 4 for additional information regarding deferred stock units. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive.

(p)	Foreign Currency

The functional currency of all but one of our subsidiaries is their local currency. Assets and liabilities of these foreign subsidiaries are translated to the U.S. dollar using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated to the U.S. dollar using the exchange rate at the date which those elements are recognized, and where it is impractical to do so, an average exchange rate in effect during the period is used to translate those elements. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income.

Revenues and expenses are recorded at the current exchange rate when the transaction is recognized. Monetary assets and liabilities denominated in a currency other than the respective subsidiary’s functional currency are remeasured at each balance sheet date using the exchange rate in effect at each balance sheet date. These foreign currency gains and losses are included in general and administrative expenses. We recognized an aggregate foreign currency loss of $0.1 million for the year ended December 31, 2011, an aggregate loss of $1.0 million for the year ended December 31, 2010 and an aggregate gain of $0.5 million for the year ended December 31, 2009.

(q)	Derivative Instruments and Hedging

We recognize all derivative instruments, including our foreign currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivative instruments that do not qualify for hedge accounting must be recorded at fair value through earnings. If a derivative instrument does qualify for hedge accounting, depending on the nature of the hedging instrument, changes in the fair value of the derivative instrument are either recognized in earnings or deferred in other comprehensive income (“OCI”), net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To qualify for hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We de-designate derivative instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in OCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We present our derivative assets and liabilities on the balance sheet on a gross basis. All cash flows related to our foreign currency exchange contracts and interest rate swaps are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged. See Note 17 for additional information regarding our derivative and hedging instruments.

(r)	Fair Value Measurements

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

The Company has certain financial assets and liabilities that are measured at fair value on a recurring basis and certain nonfinancial assets and liabilities that may be measured at fair value on a nonrecurring basis. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At December 31, 2011 and 2010, we had no Level 3 assets or liabilities.

Assets and liabilities subject to this hierarchy are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Our foreign currency exchange contracts and interest rate swap agreements are measured at fair value on a recurring basis in our accompanying consolidated balance sheets. We measure the fair value of our foreign currency exchange contracts classified as derivative instruments using an income approach, based on prevailing market forward rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk. We measure the fair value of our interest rate swaps classified as derivative instruments using an income approach, utilizing a discounted cash flow analysis based on the terms of the contract and the interest rate curve adjusted for counterparty risk.

Our unsecured revolving credit facility and mortgage are measured at carrying value in the accompanying consolidated balance sheets though we disclose the fair value of these financial instruments in our Quarterly Reports on Form 10-Q and in our Annual Reports on Form 10-K. We determine the fair value of our unsecured revolving credit facility and mortgage using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk.

(s)	Comprehensive Income

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

(t)	Concentrations of Risk

Financial Instruments. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, accounts receivable and derivatives. To mitigate such risk with respect to cash and cash equivalents, we place our cash with highly-rated financial institutions, in non-interest bearing accounts that are insured by the U.S. government and money market funds invested in government securities. Concentration of credit risk with respect to accounts receivable is limited to certain customers to whom we make substantial sales. To reduce risk, we routinely assess the financial strength of our most significant customers and monitor the amounts owed to us, taking appropriate action when necessary. As a result, we believe that accounts receivable credit risk exposure is limited. We maintain an allowance for doubtful accounts, but historically have not experienced any material losses related to an individual customer or group of customers in any particular industry or geographic area. To mitigate concentration of credit risk with respect to derivatives we enter into transactions with highly-rated financial institutions, enter into master netting arrangements with the counterparties to our derivative transactions and frequently monitor the credit worthiness of our counterparties. Our master netting arrangements reduce our exposure in that they permit outstanding receivables and payables with the counterparties to our derivative transactions to be offset in the event of default.

Inventory. If we are unable to obtain adequate quantities of the inventory we need to sell our products, we could face cost increases or delays or discontinuations in product shipments, which could have a material adverse effect on our results of operations. Many of the third parties that provide us with the instruments we sell and certain components, raw materials and consumables incorporated into, or used with, our products are obtained from sole or single source suppliers. Some of the products that we purchase from these sources are proprietary or complex in nature, and, therefore, cannot be readily or easily replaced by alternative sources.

Customers. Our largest customers are our U.S. distributors of our products in the CAG segment. One of our CAG distributors, Butler Schein Animal Health Supply, LLC (“Butler”), accounted for 9% of our 2011 and 2010 revenue, and 7% and 4% of our net accounts receivable at December 31, 2011 and 2010, respectively. Butler was formed in December 2009 when Butler Animal Health Supply, LLC combined with the U.S. animal health business of Henry Schein, Inc. Together these organizations accounted for 10% of our revenue in 2009 and 6% of our net accounts receivable as of December 31, 2009.

(u)	New Accounting Pronouncements Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In September 2011, the FASB issued an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected not to early adopt. We do not expect the adoption of this accounting pronouncement to have a material effect on our financial statements when implemented.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Early adoption is permitted. We elected not to early adopt. Other than a change in presentation, the implementation of this accounting pronouncement is not expected to have a material impact on our financial statements when implemented.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of the guidance to have a material impact on our financial statements when implemented.

There are no other new accounting pronouncements adopted or enacted during the twelve months ended December 31, 2011 that had, or are expected to have, a material impact on our financial statements.

NOTE 3.	ACQUISITIONS AND STRATEGIC INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range or expanding our existing product lines.

During the year ended December 31, 2011, we paid an aggregate of $47.8 million in cash to acquire three businesses, each accounted for as separate business combinations, and to acquire a customer list intangible asset unrelated to the business acquisitions. We acquired substantially all of the assets of the research and diagnostic laboratory (“RADIL”) business of the College of Veterinary Medicine from the University of Missouri in November 2011 for $43.0 million in cash. Based in Columbia, Missouri, RADIL provides health monitoring and diagnostic testing services to bioresearch customers. As part of this business acquisition, we recognized $18.7 million in amortizable intangible assets other than goodwill and $23.6 million in goodwill. Of the amortizable intangible assets, we acquired customer relationships with a fair value of $14.3 million and intellectual property with a fair value of $3.5 million, which were assigned useful lives of 11 years and 15 years, respectively. The remaining assets recognized were not material. The weighted average useful life of all recognized amortizable intangible assets was 12 years. Goodwill is calculated as the consideration in excess of the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. These benefits include expansion opportunities arising from our participation in the bioresearch market. The remaining business and asset acquisitions during the year ended December 31, 2011were not material.

All assets acquired in connection with these business acquisitions and in connection with the customer list intangible asset acquisition were assigned to the CAG segment. We expect that all goodwill recognized in connection with these business acquisitions will be tax deductible. The results of operations of these acquired businesses have been included since the acquisition date. Pro forma information has not been presented for these acquisitions because such information is not material to the financial statements, both individually and in the aggregate.

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

In exchange for our cash investment of $4.0 million in this company, we received a $2.7 million promissory note bearing interest at 14.5%, maturing in November 2016, and a $1.3 million note bearing interest at 15.0%, maturing in November 2017. The terms of this agreement allow for the addition of interest to the outstanding principal balance under certain conditions. In addition, we received common stock warrants which were exercised without any further consideration on the closing date of the transaction, resulting in a 10% equity interest in the company. The value assigned to the warrants was $0.3 million resulting in a corresponding $0.3 million original issue discount on the note. This investment has been accounted for under the equity method of accounting. Related party transactions with this equity investment were not material during the years ended December 31, 2011 and 2010.

In 2009, we paid an aggregate of $7.9 million to acquire two businesses, the assets of which were assigned to our CAG segment, and $0.5 million to acquire a definite-lived intangible asset for product rights unrelated to any acquired businesses, which was assigned to our LPD segment. In August 2009, we acquired substantially all of the assets and assumed certain liabilities of VDIC, Inc. (“VDIC”). VDIC is located in Oregon and is a global provider of telemedicine and cytopathology services and also provides imaging and therapy procedures on a referral basis for clients within the Oregon area. Also in August 2009, we acquired certain assets of Pet Detect. Pet Detect engages in the marketing, distribution and sale of temporary pet identification systems based on tear- and humidity-resistant printable pet collars. The main application for these collars is in veterinary practices with boarding and overnight stay facilities, as well as in kennels. These acquisitions were accounted for as business combinations. In connection with these acquisitions, we acquired software with a fair value of $2.5 million, which was recorded to property and equipment and assigned a useful life of 7 years; amortizable intangible assets of $2.6 million; and goodwill of $2.3 million. The amortizable intangible assets consisted of customer-related intangible assets of $1.6 million, product rights of $0.7 million, and other intangible assets of $0.3 million, all of which were assigned useful lives of 12 years, 7 years and 5 years, respectively. The goodwill recognized has been, and we expect will continue to be, tax deductible. In relation to both of these business acquisitions, we recognized aggregate tangible assets of $1.0 million and assumed aggregate liabilities of $0.5 million. The results of operations of the acquired businesses have been included since their respective acquisition dates. Pro forma information has not been presented because such information is not material to the financial statements taken as a whole.

NOTE 4.	SHARE-BASED COMPENSATION

Share-Based Awards

Our share-based compensation plans allow for the issuance of a mix of stock options, restricted stock, stock appreciation rights, employee stock purchase rights and other stock unit awards. Other stock unit awards include restricted stock units (“RSUs”) and deferred stock units (“DSUs”). Stock options permit a holder to buy IDEXX stock upon vesting at the stock’s price on the date the option was granted. An RSU is an agreement to issue shares of IDEXX stock at the time of vesting. DSUs are granted under our Executive Deferred Compensation Plan and non-employee Director Deferred Compensation Plan. DSUs may or may not have vesting conditions depending on the plan under which they are issued. We neither issued any restricted stock or stock appreciation rights during the years ended December 31, 2011, 2010 and 2009 nor were any restricted stock or stock appreciation rights outstanding as of those years ended. There were no modifications to the terms of outstanding options, RSUs or DSUs during 2011, 2010 or 2009.

We primarily issue shares of common stock to satisfy stock option exercises and employee stock purchase rights and to settle restricted stock units and deferred stock units. However, in 2011, we began issuing shares of treasury stock to settle certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during 2011 was not material. The number of shares of common stock and treasury stock issued are equivalent to the number of awards exercised or settled.

With the exception of employee stock purchase rights, equity awards are issued to employees and non-employee directors under the 2009 Stock Incentive Plan (the “2009 Stock Plan”). Our board of directors has authorized the issuance of up to 5,200,000 shares of our common stock under this share-based incentive plan. Any shares that are subject to awards of stock options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are issued other than stock options and stock appreciation rights will be counted against the share limit as two shares for every share granted. If any shares issued under our prior plans are forfeited, settled for cash or expire, these shares, to the extent of such forfeiture, cash settlement or expiration, will again be available for issuance under the 2009 Stock Plan. As of December 31, 2011, there were 3,003,768 remaining shares available for issuance under this authorization.

Employee stock purchase rights are issued under the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 1,590,000 shares of Common Stock in periodic offerings. Under this plan, stock is sold to employees at a 15% discount off the closing price of the stock on the last day of each quarter. The fair value of purchase rights recognized as share-based compensation is equal to the dollar value of this discount. We issued 58,000, 64,000 and 89,000 shares of common stock in connection with the Employee Stock Purchase Plan during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011, there were 202,219 remaining shares available for issuance under this authorization.

Share-Based Compensation

Share-based compensation costs are classified in our consolidated financial statements consistent with the classification of cash compensation paid to the employees receiving such share-based compensation. The following is a summary of share-based compensation costs and related tax benefits recorded in our consolidated statements of income (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Share-based compensation expense included in cost of revenue	$1,439	$1,290	$1,280
Share-based compensation expense included in operating expenses	14,057	11,972	10,343
Total share-based compensation expense included in consolidated statements of income	15,496	13,262	11,623
Income tax benefit resulting from share-based compensation arrangements	(5,245)	(4,597)	(3,827)
Net impact of share-based compensation on net income	$10,251	$8,665	$7,796

Share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate employee termination behavior and to evaluate whether particular groups of employees have significantly different forfeiture behaviors.

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards at December 31, 2011 was $31.1 million, which will be recognized over a weighted average period of approximately 1.7 years.

Stock Options

Option awards are granted with an exercise price equal to the closing market price of our common stock at the date of grant. Options granted to employees primarily vest ratably over five years on each anniversary of the date of grant and options granted to non-employee directors vest fully on the first anniversary of the date of grant. Vesting as it relates to awards issued to employees is conditional based on continuous service. Options granted after January 1, 2006 have contractual terms of seven years. Options granted prior to January 1, 2006 have contractual terms of ten years. Upon any change in control of the company, 25% of the unvested stock options then outstanding will vest and become exercisable. However, if the acquiring entity does not assume outstanding options, then all options will vest immediately prior to the change in control.

We use the BSM option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants and other relevant factors. We derive the expected term based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected term calculated at the date of grant. We have never paid any cash dividends on our common stock and we have no present intention to pay a dividend; therefore, we assume that no dividends will be paid over the expected terms of option awards.

We determine the assumptions used in the valuation of option awards as of the date of grant. Differences in the stock price volatility, expected term or risk-free interest rates may necessitate distinct valuation assumptions at those grant dates. As such, we may use different assumptions for options granted throughout the year. The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Years Ended December 31,
	2011	2010	2009

Expected stock price volatility	33%	31%	31%
Expected term, in years	4.8	4.9	4.8
Risk-free interest rate	2.3%	2.3%	1.6%

Weighted average fair value of options granted	$24.86	$16.56	$9.97

A summary of the status of options granted under our share-based compensation plans at December 31, 2011, and changes during the year then ended, are presented in the table below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Options (000)	Exercise Price	Term	($000)

Outstanding as of December 31, 2010	3,754	$33.34
Granted	546	77.53
Exercised	(1,042)	24.09
Forfeited	(140)	53.18
Expired	(4)	13.05
Outstanding as of December 31, 2011	3,114	$43.31	3.4	$105,093

Fully vested as of December 31, 2011	1,875	$32.81	2.4	$82,777

Fully vested and expected to vest as of December 31, 2011	3,002	$42.69	3.3	$103,174

The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $6.6 million, $8.4 million and $9.8 million, respectively.

Intrinsic value as it related to stock options represents the amount by which the market price of the common stock exceeded the exercise price, before applicable income taxes. During the years ended December 31, 2011, 2010 and 2009 the total intrinsic value of stock options exercised was $54.7 million, $60.1 million and $22.1 million, respectively.

Restricted Stock Units

RSUs granted to employees vest either ratably over five years on each anniversary of the date of grant or on the third anniversary of the date of grant, depending on the employee group receiving the award. RSUs granted to non-employee directors vest fully on the first anniversary of the date of grant. Vesting as it relates to awards issued to employees is conditional based on continuous service. Upon any change in control of the company, 25% of the unvested RSUs then outstanding under the 2009 Stock Plan will vest, provided, however, that if the acquiring entity does not assume the RSUs, then all such units will vest immediately prior to the change in control.

A summary of the status of RSUs granted under our share-based compensation plans at December 31, 2011, and changes during the period then ended, are presented in the table below:

		Weighted
	Number of Units	Average Grant-
	(000)	Date Fair Value

Nonvested as of December 31, 2010	508	$44.89
Granted	141	77.13
Vested	(160)	44.36
Forfeited	(41)	50.99
Nonvested as of December 31, 2011	448	$54.66

Expected to vest as of December 31, 2011	410	$54.39

The total fair value of RSUs vested during the years ended December 31, 2011, 2010 and 2009 was $12.4 million, $7.9 million and $3.7 million, respectively. The aggregate intrinsic value of nonvested RSUs as of December 31, 2011 represents the fair value of IDEXX’s common stock as of December 31, 2011 multiplied by the number of nonvested units as of December 31, 2011.

Deferred Stock Units

Under our Director Deferred Compensation Plan (the “Director Plan”), non-employee directors may defer a portion of their cash fees in the form of vested DSUs and under our Executive Deferred Compensation Plan (the “Executive Plan”), certain members of our management may elect to defer a portion of their cash compensation in the form of vested deferred stock units. Each DSU represents the right to receive one unissued share of our common stock. These recipients receive a number of DSUs equal to the amount of cash fees or compensation deferred divided by the closing sale price of the common stock on the date of deferral. Also under the Director Plan, non-employee directors are awarded annual grants of DSUs that vest fully on the first anniversary on the date of grant. Vesting for these annual DSU grants is conditional based on continuous service.

DSUs are exchanged for a fixed number of shares of common stock, upon vesting if vesting criteria apply, subject to the limitations of the Director and Executive Plans and applicable law. Under the Director Plan, all DSUs issued prior to January 1, 2011 will be exchanged for an equivalent number of shares of common stock one year following the director’s resignation or retirement, except upon a change in control or certain other limited circumstances. With respect to DSUs awarded on or after January 1, 2011, a director may elect to exchange such DSUs for an equivalent number of shares of common stock either (i) one year following the director’s resignation or retirement, or (ii) on another single non-discriminatory and objectively determinable date or in four equal installments commencing on that date. Under the Executive Plan, an officer can elect to exchange DSUs for an equivalent number of shares of common stock either on a single date or in a fixed schedule. However, except upon a change in control or certain other limited circumstances, an officer cannot exchange DSUs for an equivalent number of shares of common stock sooner than one year following termination of his or her employment with the company for any reason, and in the case of an executive who has been identified by the plan administrator as a “key employee” within the meaning of Section 409A(a)(2)(B) of the Internal Revenue Code, his or her distribution may not occur sooner than six months following his or her termination of employment.

A summary of the status of DSUs granted under our share-based compensation plans at December 31, 2011, and changes during the period then ended, are presented in the table below:

		Weighted
	Number of Units	Average Grant-
	(000)	Date Fair Value

Outstanding as of December 31, 2010	121	$38.11
Granted	5	77.16
Settled	(4)	36.02
Outstanding as of December 31, 2011	122	$39.91

Vested as of December 31, 2011	119	$39.24

Fully vested and expected to vest as of December 31, 2011	122	$39.91

The total fair value of DSUs granted during the years ended December 31, 2011, 2010 and 2009 was $0.4 million, $0.5 million and $0.7 million, respectively. The aggregate intrinsic value of outstanding DSUs as of December 31, 2011 represents the fair value of IDEXX’s common stock as of December 31, 2011 multiplied by the number of outstanding and vested units as of December 31, 2011.

NOTE 5.	INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,
	2011	2010
Raw materials	$28,338	$26,758
Work-in-process	14,892	13,790
Finished goods	89,869	87,337
	$133,099	$127,885

NOTE 6.	PROPERTY AND EQUIPMENT

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2011	2010

Land and improvements	$7,439	$7,446
Buildings and improvements	115,482	109,090
Leasehold improvements	27,447	20,080
Machinery and equipment	128,257	110,406
Office furniture and equipment	28,791	26,806
Computer hardware and software	93,272	81,971
Construction in progress	21,662	20,826
	422,350	376,625
Less accumulated depreciation and amortization	205,573	174,900
Total property and equipment, net	$216,777	$201,725

Depreciation and amortization expense of property and equipment was $37.5 million, $35.1 million, and $39.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2007, we began the renovation and expansion of our primary facility in Westbrook, Maine, which was substantially complete as of December 31, 2011. We capitalized $7.9 million related to this project during the year ended December 31, 2011 and $80.2 million since the project’s inception. In 2011, we began the construction of a new administrative building adjacent to our primary facility in Westbrook, Maine. We capitalized $3.4 million related to this project during the year ended December 31, 2011.

During the years ended December 31, 2011, 2010 and 2009, we capitalized $5.7 million, $7.8 million and $10.6 million, respectively, related to computer software developed for internal use.

NOTE 7.	OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	December 31,
Description	2011	2010

Investment in long-term product supply arrangements	$12,091	$12,120
Customer acquisition costs, net	21,075	5,470
Other assets	14,825	12,374
	$47,991	$29,964

NOTE 8.	INTANGIBLE ASSETS AND GOODWILL

Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2011		December 31, 2010
	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Patents	$9,363	$6,799	$9,377	$5,825
Product rights (1)	36,181	20,414	31,641	17,974
Customer-related intangible assets (2)	76,267	26,293	58,941	21,655
Noncompete agreements	6,235	5,331	5,949	4,702
	$128,046	$58,837	$105,908	$50,156

(1)	Product rights comprise certain technologies, licenses and trade names acquired from third parties.
(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.

Intangible assets increased during the year ended December 31, 2011in connection with three business acquisitions and the acquisition of a customer list intangible asset unrelated to acquired businesses, partly offset by continued amortization of our assets. See Note 3 for information regarding intangible assets other than goodwill recognized in connection with the acquisition of businesses and other assets during the years ended December 31, 2011, 2010 and 2009. Amortization expense of intangible assets other than goodwill was $8.7 million, $9.0 million and $9.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Changes in foreign currency exchange rates did not have a material impact on intangible assets other than goodwill during the year ended December 31, 2011.

No impairment charges were recorded on our intangible assets during the years ended December 31, 2011 and 2010. During 2009, we recognized an impairment charge of $1.5 million reflected within general and administrative expenses to write off an acquired intangible asset, classified as a product right, associated with our equine digital radiography business, which is part of our CAG segment. Based on changes in estimated future demand and market conditions, we determined that we would not fully realize our investment and, therefore, fully expensed this asset.

The aggregate amortization expense associated with intangible assets owned at December 31, 2011 is estimated to be as follows for each of the next five years and thereafter (in thousands):

Amortization
Expense

2012	$9,993
2013	9,194
2014	8,395
2015	8,180
2016	7,608
Thereafter	25,839
$69,209

The changes in the carrying amount of goodwill for the years ended December 31, 2011, 2010, and 2009 were as follows (in thousands):

					Consolidated
	CAG	Water	LPD	Other	Total
Balance as of January 1, 2009	$109,502	$12,757	$9,978	$6,531	$138,768
Business Combinations	2,332	-	-	-	2,332
Impact of Changes in Foreign Currency Exchange Rates	6,121	1,245	239	-	7,605
Balance as of December 31, 2009	117,955	14,002	10,217	6,531	148,705
Impact of Changes in Foreign Currency Exchange Rates	176	(354)	585	-	407
Balance as of December 31, 2010	118,131	13,648	10,802	6,531	149,112
Business Combinations	24,689	-	-	-	24,689
Impact of Changes in Foreign Currency Exchange Rates	(1,143)	(72)	24	-	(1,191)
Balance as of December 31, 2011	$141,677	$13,576	$10,826	$6,531	$172,610

See Note 3 for information regarding the recognition of goodwill in connection with the acquisition of businesses during the years ended December 31, 2011 and 2009. We have no history of impairment charges to the carrying value of our goodwill.

NOTE 9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2011	2010

Accrued expenses	$40,472	$35,043
Accrued employee compensation and related expenses	51,373	47,914
Accrued taxes	17,654	12,320
Accrued customer programs	31,884	23,321
	$141,383	$118,598

NOTE 10.	WARRANTY RESERVES

Following is a summary of changes in accrued warranty reserve for the years ended December 31, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2011	2010

Balance, beginning of year	$2,196	$3,104
Provision for warranty expense	2,507	3,113
Change in estimate, balance beginning of year	(395)	(1,298)
Settlement of warranty liability	(2,615)	(2,723)
Balance, end of year	$1,693	$2,196

NOTE 11.	DEBT

In July 2011, we refinanced our existing $200 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $300 million with a syndicate of multinational banks, which matures on July 25, 2016 (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”) and requires no scheduled prepayments before that date. Though the Credit Facility does not mature until July 25, 2016, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the syndicate of such an event. At December 31, 2011 and 2010, we had $243.0 million and $129.0 million, respectively, outstanding under our Credit Facility with weighted average interest rates of 1.7% and 1.9%, respectively. The funds available under the Credit Facility at December 31, 2011 and December 31, 2010 reflect a further reduction due to the issuance of a letter of credit for $1.0 million, which was issued in connection with our workers’ compensation policy covering claims for the years 2009, 2010 and 2011. Applicable interest rates on borrowings under the new Credit Facility generally range from 0.875 to 1.25 percentage points (the range of applicable interest rates on borrowing under the new credit facility and the previous credit facility are referred to collectively as the “Credit Spread”) above the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”), dependent on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.25%, dependent on our leverage ratio. We have entered into forward fixed interest rate swap agreements to manage the economic effect of this variable interest obligation. See Note 17 for a discussion of our derivative instruments and hedging activities. Under the Credit Facility, we pay quarterly commitment fees of 0.15% to 0.30%, dependent on our leverage ratio, on any unused commitment. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At December 31, 2011, we were in compliance with the covenants of the Credit Facility.

In 2006, we acquired our facility located in Westbrook, Maine and assumed the related mortgage that had a face value of $6.5 million and stated interest rate of 9.875%. We recorded the mortgage at a fair market value of $7.5 million, based on the effective market interest rate at that time. The mortgage is payable in equal monthly installments of approximately $0.1 million through May 1, 2015. Annual principal payments on long-term debt at December 31, 2011 are as follows (in thousands):

Years Ending December 31,	Amount

2012	$917
2013	1,108
2014	1,034
2015	359
$3,418

NOTE 12.	INCOME TAXES

Earnings before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Domestic	$169,365	$151,660	$124,974
International	65,057	50,469	49,565
	$234,422	$202,129	$174,539

The provision (benefit) for income taxes comprised the following (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Current
Federal	$45,549	$44,833	$34,043
State	5,591	5,079	3,984
International	15,532	11,805	11,007
	66,672	61,717	49,034

Deferred
Federal	6,823	958	4,876
State	313	(230)	(107)
International	(1,140)	(1,636)	(1,499)
	5,996	(908)	3,270
	$72,668	$60,809	$52,304

The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2011	2010	2009

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.6	1.4	1.4
International income taxes	(3.6)	(3.6)	(4.5)
Domestic manufacturing exclusions	(1.4)	(1.6)	(0.9)
Research and development credit	(0.8)	(1.2)	(1.1)
Other, net	0.2	0.1	0.1
Effective tax rate	31.0%	30.1%	30.0%

Our effective income tax rate was 31.0% for the year ended December 31, 2011 and 30.1% for the year ended December 31, 2010. The increase in the tax rate was due primarily to lower tax benefits recognized related to the federal research and development tax incentives, lower benefits recognized in connection with the expiration of certain statutes of limitations and increased state tax.

Our effective income tax rate was 30.1% for the year ended December 31, 2010 and 30.0% for the year ended December 31, 2009. The slight increase in the tax rate is due primarily to an increase in earnings taxed at domestic rates that are higher than international rates, partly offset by tax benefits related to U.S. manufacturing activities that were fully phased in effective January 1, 2010.

We benefit from tax holidays in the Netherlands and Switzerland, which are set to expire December 31, 2015. As a result of the tax holidays, our net income was higher by $5.3 million for the year ended December 31, 2011 and higher by $3.9 million for each of the years ended December 31, 2010 and 2009. The benefit from these tax holidays is reflected within the overall benefit received from international income taxes in the table above.

We consider the majority of the operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States. The cumulative earnings of these subsidiaries were $275.2 million at December 31, 2011. No provision has been made for United States federal and state, or international taxes that may result from future remittances of the undistributed earnings of non-United States subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. For the operating earnings not considered to be indefinitely invested outside the United States, we have accounted for the tax impact on a current basis.

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Current	Long-Term	Current	Long-Term

Assets:
Accrued expenses	$18,177	$1,372	$18,820	$-
Accounts receivable reserves	791	-	702	-
Deferred revenue	758	1,338	804	1,059
Inventory basis differences	2,900	-	3,415	-
Property-based differences	-	1,361	-	1,228
Share-based compensation	2,267	7,123	2,041	6,298
Other	188	182	296	13
Net operating loss carryforwards	611	3,753	731	4,720
Unrealized losses on foreign currency exchange contracts, interest rate swaps and investments	1,069	-	609	-
Total assets	26,761	15,129	27,418	13,318
Valuation allowance	(806)	(3,808)	(281)	(4,323)
Total assets, net of valuation allowance	25,955	11,321	27,137	8,995

Liabilities:
Deferred Instrument Costs	-	(3,774)	-	(526)
Property-based differences	-	(18,332)	-	(13,776)
Intangible asset basis differences	-	(12,502)	-	(13,035)
Other	(17)	-	(168)	(21)
Unrealized gains on foreign currency exchange contracts, interest rate swaps and investments	(2,121)	-	-	-
Total liabilities	(2,138)	(34,608)	(168)	(27,358)
Net deferred tax assets (liabilities)	$23,817	(23,287)	$26,969	$(18,363)

We record a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more likely than not be sustained. Unrecognized tax benefits are the differences between tax positions taken, or expected to be taken, in tax returns, and the benefits recognized for accounting purposes. We classify certain uncertain tax positions as long-term liabilities.

The total amount of unrecognized tax benefits at December 31, 2011 and December 31, 2010 was $5.2 million and $5.0 million, respectively. Of the total unrecognized tax benefits at December 31, 2011 and 2010, $4.8 million and $4.5 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate. The ultimate deductibility of the remaining unrecognized tax positions is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

During each of the years ended December 31, 2011, 2010 and 2009, we recorded interest expense and penalties of $0.3 million as income tax expense in our consolidated statement of income. At both December 31, 2011 and 2010, we had $0.6 million of estimated interest expense and penalties accrued in our consolidated balance sheets.

The following table summarizes the changes in unrecognized tax benefits during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Total amounts of unrecognized tax benefits, beginning of period	$4,976	$5,429	$5,850
Gross decreases in unrecognized tax benefits as a result of tax positions taken during a prior period	-	-	-
Gross increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,241	972	1,233
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	-	-	(513)
Decreases in unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(1,068)	(1,425)	(1,141)
Total amounts of unrecognized tax benefits, end of period	$5,149	$4,976	$5,429

In 2012, it is reasonably possible that we could recognize up to $1.3 million of income tax benefits that have not been recognized at December 31, 2011. The income tax benefits are due primarily to the lapse in the statutes of limitations for various U.S. and international tax jurisdictions.

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

At December 31, 2011, we had net operating loss carryforwards in certain state and international jurisdictions of approximately $47.1 million available to offset future taxable income. Most of these net operating loss carryforwards will expire at various dates through 2018 and the remainder have indefinite lives. We have recorded a valuation allowance of $3.8 million against certain deferred tax assets related to net operating loss carryforwards, as it is more likely that not that they will not be utilized within the carryforward period.

NOTE 13.	EARNINGS PER SHARE

The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Shares outstanding for basic earnings per share:	56,790	57,713	58,809

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	56,790	57,713	58,809
Dilutive effect of share-based payment awards	1,424	1,846	1,873
	58,214	59,559	60,682

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Weighted average number of shares underlying anti-dilutive options	597	501	878

Weighted average number of shares underlying anti-dilutive restricted stock units	-	-	2

NOTE 14.	COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

We lease multiple facilities under operating leases with various expiration dates through 2023. In addition, we are responsible for the real estate taxes and operating expenses related to these facilities. We also have lease commitments for automobiles and office equipment. Rent expense charged to operations under operating leases was approximately $15.5 million, $14.3 million and $14.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Minimum annual rental payments under these agreements are estimated as follows (in thousands):

Years Ending December 31,	Amount

2012	$12,813
2013	10,695
2014	7,442
2015	6,025
2016	5,147
Thereafter	18,080
$60,202

We have various minimum royalty payments due through 2027 of $5.7 million.

We have contingent commitments outstanding of up to $10.3 million related primarily to the acquisition of an intangible asset in 2008 and due to the seller upon our achievement of certain revenue and other milestones. We have not accrued for the commitments related to this intangible asset acquisition as we do not deem them to be probable of occurring as of December 31, 2011. The remaining commitments are not material.

Contingencies

We are subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. However, our actual losses with respect to these contingencies could exceed our accruals.

Under our worker’s compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident with aggregate maximum claim liabilities per year of $2.0 million in 2011 and $2.9 million in each of 2010 and 2009. The insurance company provides for insurance claims above the individual occurrence and aggregate limits. We have recognized cumulative expenses of $0.5 million, $0.6 million, and $0.4 million for claims incurred during the years ended December 31, 2011, 2010 and 2009. Our estimated liability for worker’s compensation as of December 31, 2011 and 2010 was $0.7 million and $1.1 million, respectively. Claims incurred during the years ended December 31, 2011 and 2010 are relatively undeveloped as of December 31, 2011. Therefore, it is possible that we could incur additional healthcare and wage indemnification costs beyond those previously recognized up to our aggregate liability for each of the respective claim years. For the seven years ended on or prior to December 31, 2009, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability at December 31, 2011 in excess of the amounts deemed probable and previously recognized is not material. In connection with these policies, we have outstanding letters of credit totaling $1.6 million to the insurance companies as security for these claims.

Under our current employee health care insurance policy for U.S. employees, we retain claims liability risk up to $275,000 per incident per year in 2011 and up to $250,000 per incident per year in 2010 and 2009. We recognized employee health care claim expense of $21.0 million, $22.6 million and $19.6 million during the years ended December 31, 2011, 2010 and 2009, respectively, which includes actual claims paid and an estimate of our liability for the uninsured portion of employee health care obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations. Our estimated liability for health care claims that have been incurred but not paid as of December 31, 2011 and 2010 was $3.9 million and $4.3 million, respectively.

We have entered into an employment agreement with our chief executive officer whereby payment may be required if we terminate his employment without cause other than following a change in control. The amount payable is based upon the executive’s salary at the time of termination and the cost to us of continuing to provide certain benefits. Had this officer been terminated without cause at December 31, 2011, other than following a change in control, we would have had an obligation for salaries and benefits of approximately $1.4 million under such agreement. In addition, the agreement provides for continued vesting of his outstanding equity awards for a period of two years.

We have entered into employment agreements with each of our officers that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control. The amount payable by us under each of these agreements is based on the officer’s salary and bonus history at the time of termination and the cost to us of continuing to provide certain benefits. Had all of our officers been terminated in qualifying terminations following a change in control at December 31, 2011, we would have had aggregate obligations of approximately $17.6 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options and restricted stock units upon any qualifying termination following a change in control. At this time, we believe the likelihood of terminations as a result of the scenarios described is remote, and therefore, we have not accrued for such loss contingencies.

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

In January 2010, we received a letter from the U.S. Federal Trade Commission (“FTC”), stating that it was conducting an investigation to determine whether we or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”) through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter stated that the FTC has not concluded that we or anyone else has violated Section 5 of the FTC Act. In April 2010 and August 2011, we received a subpoena from the FTC requesting that we provide the FTC with documents and information relevant to this investigation. We are cooperating fully with the FTC in its investigation. We believe that the FTC staff is nearing conclusion of its investigations and that the FTC is commencing its internal process to determine whether to file a complaint against IDEXX in the administrative law court within the FTC. We now understand that the FTC is considering whether IDEXX has violated Section 2 of the Sherman Antitrust Act and is not focusing on potential violations of Section 5 of the FTC Act. In an administrative action the FTC would have the power to seek prospective remedies but no financial penalties.

We believe that our marketing and sales practices for companion animal veterinary products and services do not violate applicable antitrust laws. Further, at this time, we cannot predict whether the FTC investigation will lead to enforcement proceedings, or what the outcomes of those proceedings will be. As such, we have not accrued for a loss contingency as potential losses related to this investigation are neither probable nor can they reasonably be estimated through the date of the filing of this Annual Report on Form 10-K.

In November 2010, we received notification that the United Kingdom Office of Fair Trading (“OFT”) was conducting an investigation to determine whether we had engaged in, or are engaging in, practices foreclosing the supply of companion animal diagnostic testing services in violation of the United Kingdom Competition Act of 1998.  We provided the OFT with documents and information relevant to this investigation as requested and have cooperated fully with the OFT on this matter. In November 2011, the OFT concluded that it had no grounds for action in relation to our conduct and that it is unlikely that we have engaged in practices that impair effective competition in the marketplace.

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2011 and 2010.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. However, we do not believe that we have any probable pre-acquisition liabilities or guarantees that should be recognized at December 31, 2011 and 2010.

NOTE 15.	SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer. Our reportable segments include: CAG, Water, LPD, and Other. The Other segment is comprised of our Dairy and OPTI Medical operating segments and a product line and out-licensing arrangements remaining from our pharmaceutical business.

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

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 2 except for inventories, as discussed below. Intersegment revenues, which are not included in the table below, were not material for the years ended December 31, 2011, 2010, and 2009.

On January 1, 2011, we changed the measure of profitability for our reportable segments. As a result of this change, a portion of corporate support function expenses and personnel-related expenses, certain manufacturing costs and certain foreign currency exchange gains and losses are no longer allocated to our reportable segments and, instead, are reported under the caption “Unallocated Amounts” in addition to those amounts already reported under the caption “Unallocated Amounts.” Prior to January 1, 2011, items not allocated to our operating segments consisted primarily of corporate research and development expenses that did not align with one of our existing business or service categories and the difference between estimated and actual share-based compensation expense. Similar to our treatment of share-based compensation expense, we estimate corporate support function expenses and certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is now reported under the caption “Unallocated Amounts.” With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these costs as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent expense recognition is now reported within the caption “Unallocated Amounts.” The segment income (loss) from operations discussed within this report for the years ended December 31, 2010 and 2009 have been restated to conform to our new measure of segment profitability. This change in measure of segment profitability did not have a material impact on the results of operations for any of our individual segments. There was no change to the business composition of our reportable segments or to our consolidated results of operations.

Below is our segment information (in thousands):

For the Years Ended December 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2011
Revenue	$999,722	82,125	94,112	42,730	-	$1,218,689

Income (loss) from operations	$189,834	33,844	23,739	2,556	(13,748)	$236,225
Interest expense, net						1,803
Income before provision for income taxes						234,422
Provision for income taxes						72,668
Net income						161,754
Net income attributable to noncontrolling interest						(32)
Net income attributable to IDEXX Laboratories’ stockholders						$161,786

Depreciation and amortization	$39,165	1,717	4,537	2,783	-	$48,202
Segment assets	635,461	45,479	64,727	44,641	240,506	1,030,814
Expenditures for long-lived assets (1)	42,198	2,487	5,699	2,080	-	52,464

2010
Revenue	$905,655	$76,514	$81,177	$40,046	$-	$1,103,392

Income (loss) from operations	$165,213	$31,613	$19,603	$4,125	$(16,673)	$203,881
Interest expense, net						1,752
Income before provision for income taxes						202,129
Provision for income taxes						60,809
Net income						141,320
Net income attributable to noncontrolling interest						36
Net income attributable to IDEXX Laboratories’ stockholders						$141,284

Depreciation and amortization	$38,211	$1,532	$3,809	$2,404	$-	$45,956
Segment assets	551,492	41,884	57,390	38,028	208,350	897,144
Expenditures for long-lived assets (1)	31,499	1,642	2,815	2,952	-	38,908

2009
Revenue	$843,303	$73,214	$77,208	$37,908	$-	$1,031,633

Income (loss) from operations	$131,738	30,843	17,351	3,179	(7,142)	$175,969
Interest expense, net						1,430
Income before provision for income taxes						174,539
Provision for income taxes						52,304
Net income						122,235
Net income attributable to noncontrolling interest						10
Net income attributable to IDEXX Laboratories’ stockholders						$122,225

Depreciation and amortization	$41,865	$1,457	$4,544	$1,907	$-	$49,773
Segment assets	519,098	43,893	57,897	35,779	151,860	808,527
Expenditures for long-lived assets (1)	41,111	3,110	3,337	4,774	-	52,332

(1)	Expenditures for long-lived assets exclude expenditures for intangible assets. See Note 3 for information regarding acquisitions of intangible assets during the years ended December 31, 2011, 2010 and 2009.

Revenue by product and service categories was as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
CAG segment revenue:
Instruments and consumables	$394,586	$354,239	$332,706
Rapid assay products	154,342	146,538	147,078
Reference laboratory diagnostic and consulting services	373,919	329,666	298,410
Practice management systems and digital radiography	76,875	75,212	65,055
Pharmaceutical products	-	-	54
CAG segment revenue	999,722	905,655	843,303

Water segment revenue	82,125	76,514	73,214
Livestock and poultry diagnostics segment revenue	94,112	81,177	77,208
Other segment revenue	42,730	40,046	37,908

Total revenue	$1,218,689	$1,103,392	$1,031,633

Revenue by principal geographic area, based on customers’ domiciles, was as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Americas
United States	$700,090	$652,026	$614,517
Canada	65,318	59,806	55,105
Other	20,431	16,343	12,416
	785,839	728,175	682,038

Europe, the Middle East and Africa
United Kingdom	61,016	56,493	55,835
Germany	78,806	68,318	62,480
France	48,164	42,895	41,756
Other	123,651	106,186	104,364
	311,637	273,892	264,435

Asia Pacific Region
Japan	43,445	36,260	31,794
Australia	44,023	36,296	29,177
Other	33,745	28,769	24,189
	121,213	101,325	85,160
Total	$1,218,689	$1,103,392	$1,031,633

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows (in thousands):

	December 31,
	2011	2010	2009

Americas
United States	$187,621	$173,070	$169,933
Canada	2,523	3,628	4,373
	190,144	176,698	174,306

Europe, the Middle East and Africa
United Kingdom	11,000	10,341	9,520
Germany	2,360	2,670	3,210
Switzerland	2,547	2,164	2,870
France	2,270	2,270	2,813
Netherlands	3,400	3,525	3,532
Other	1,210	802	965
	22,787	21,772	22,910

Asia Pacific Region
Japan	1,142	737	709
Australia	1,495	1,704	1,650
Other	1,209	814	371
	3,846	3,255	2,730
Total	$216,777	$201,725	$199,946

NOTE 16.	FAIR VALUE MEASUREMENTS

The following table sets forth our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2011 and at December 31, 2010 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
As of December 31, 2011	(Level 1)	(Level 2)	(Level 3)	2011

Assets
Money market funds(1)	$88,525	$-	$-	$88,525
Equity mutual funds(2)	2,056	-	-	2,056
Foreign currency exchange contracts(3)	-	6,841	-	6,841
Liabilities
Foreign currency exchange contracts(3)	-	1,753	-	1,753
Deferred compensation(4)	2,056	-	-	2,056
Interest rate swaps(5)	-	1,417	-	1,417

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable	Balance at
	Identical Assets	Inputs	Inputs	December 31,
As of December 31, 2010	(Level 1)	(Level 2)	(Level 3)	2010

Assets
Money market funds(1)	$67,025	$-	$-	$67,025
Equity mutual funds(2)	2,222	-	-	2,222
Liabilities
Foreign currency exchange contracts(3)	-	2,234	-	2,234
Deferred compensation(4)	2,222	-	-	2,222
Interest rate swaps(5)	-	1,611	-	1,611

(1)	Money market funds are included within cash and cash equivalents.
(2)	Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets. See number (4) below for a discussion of the related deferred compensation liability.
(3)	Foreign currency exchange contracts are included within other current assets; other long-term assets, net; accrued liabilities; or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.
(4)	Deferred compensation plans are included within other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in number (2) above.
(5)	Interest rate swaps are included within accrued liabilities.

We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the years ended December 31, 2011, 2010 or 2009. We did not have any transfers between Level 1 and Level 2 measurements during the year ended December 31, 2011.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate carrying value due to their short maturity. The estimated fair value of our Credit Facility approximates carrying value as we believe that we could obtain an unsecured revolving credit facility bearing interest rates, based on current market conditions, similar to those effective under our current Credit Facility, which was refinanced in July 2011. The estimated fair value of our mortgage approximates the carrying value based on current market interest rates for similar debt issues with similar remaining maturities.

NOTE 17.	Derivative Instruments and Hedging

Disclosure within this footnote is presented to provide transparency about how and why we use derivative instruments and how the instruments and related hedged items affect our financial position, results of operations, and cash flows. See Note 2 for a discussion surrounding our derivative instrument and hedging accounting policies, Note 16 for additional information regarding the fair value of our derivative instruments and Note 19 for additional information surrounding the impact to OCI from our derivative instruments.

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

Cash Flow Hedges

We have designated our foreign currency exchange contracts and variable-to-fixed interest rate swaps as cash flow hedges as these derivative instruments mitigate the exposure to variability in the cash flows of forecasted transactions attributable to foreign currency exchange and interest rates. Unless noted otherwise, we have also designated our derivative instruments as qualifying for hedge accounting treatment.

We did not de-designate any instruments from hedge accounting treatment during the years ended December 31, 2011 and 2010. The loss recognized in earnings related to de-designated instruments during the year ended December 31, 2009 was not material. Gains or losses related to hedge ineffectiveness recognized in earnings during the years ended December 31, 2011, 2010 and 2009 were not material. At December 31, 2011, the estimated net amount of gains that are expected to be reclassified out of accumulated OCI and into earnings within the next 12 months is $3.2 million if exchange and interest rates do not fluctuate from the levels at December 31, 2011.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, the notional value of foreign currency exchange contracts outstanding may be higher throughout the year in comparison to the amounts outstanding at the end of the year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

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

The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchases and sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	December 31, 2011	December 31, 2010

Euro	$68,275	$59,360
British pound	25,260	21,144
Canadian dollar	19,902	21,776
Australian dollar	12,417	7,930
Japanese yen	18,005	10,427
	$143,859	$120,637

Currency Purchased	U.S. Dollar Equivalent
	December 31, 2011	December 31, 2010

Swiss franc	$17,909	$12,542

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	December 31,	December 31,
	2011	2010

Interest rate swaps commencing March 31, 2010 and expiring March 30, 2012	$80,000	$80,000
Interest rate swaps commencing March 30, 2012 and March 28, 2013 and expiring June 30, 2016	$80,000	$-

The fair values of derivative instruments and their respective classification in the consolidated balance sheets consisted of the following (in thousands):

		Asset Derivatives
		December 31, 2011	December 31, 2010

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$6,841	$-

		Liability Derivatives
		December 31, 2011	December 31, 2010

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued expenses	$1,753	$2,234
Interest rate swaps	Accrued expenses	1,417	1,611
Total derivative instruments		$3,170	$3,845

The effect of derivative instruments designated as cash flow hedges on the consolidated balance sheets for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Years Ended December 31,
Derivative instruments	2011	2010	2009

Foreign currency exchange contracts, net of tax	$5,642	$1,368	$(9,730)
Interest rate swaps, net of tax	121	(638)	(375)
Total, net of tax	$5,763	$730	$(10,105)

The effect of derivative instruments designated as cash flow hedges on the consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 consisted of the following (in thousands):

	Gain Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
		For the Years Ended December 31,
Derivative instruments	Classification	2011	2010	2009

Foreign currency exchange contracts	Cost of revenue	$(5,406)	$(743)	$4,813
Interest rate swaps	Interest expense	(1,424)	(1,034)	-
Total		(6,830)	(1,777)	4,183

NOTE 18.	REPURCHASES OF COMMON STOCK

Our board of directors has authorized the repurchase of up to 48,000,000 shares of our common stock in the open market or in negotiated transactions. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and financing activities and the share price. As of December 31, 2011, there are 4,387,707 remaining shares available for repurchase under this authorization.

The following is a summary of our open market common stock repurchases for the twelve months ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2011	2010	2009

Shares repurchased	3,419	2,487	1,919
Total cost of shares repurchased	$255,505	$143,090	$83,099
Average cost per share	$74.74	$57.53	$43.30

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We acquired 55,721 shares at a total cost of $4.3 million in connection with employee surrenders for the twelve months ended December 31, 2011 compared to 52,022 shares at a total cost of $2.8 million for the twelve months ended December 31, 2010 and 35,241 shares at a total cost of $1.3 million for the twelve months ended December 31, 2009.

In 2011, we began issuing shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the twelve months ended December 31, 2011 was not material.

NOTE 19.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consisted of the following as of December 31, 2011 and 2010, respectively (in thousands):

	December 31,
	2011	2010

Unrealized loss on investments, net of tax	$(287)	$(179)
Unrealized gain/(loss) on derivative instruments, net of tax	3,206	(2,557)
Cumulative translation adjustment	12,524	16,203
	$15,443	$13,467

NOTE 20.	PREFERRED STOCK

Our board of directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of Preferred Stock outstanding as of December 31, 2011.

NOTE 21. IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by us. We matched $6.4 million, $6.1 million and $5.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the board of directors. There were no discretionary contributions in 2011, 2010 or 2009.

We also have established defined contribution plans for regional employees in Europe and in Canada. With respect to these plans, we contributed $2.2 million, $2.0 million and $1.7 million for the years ended December 31, 2011, 2010 and 2009.

NOTE 22.	DISPOSITION OF PHARMACEUTICAL PRODUCT LINES AND RESTRUCTURING

In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a feline insulin product under development, which were a part of our CAG segment, for cash of $7.0 million, a short-term receivable of $1.4 million, which was received in January 2009, and up to $11.5 million of future payments based on the achievement of certain development and sales milestones by the acquirer of the feline insulin product. In the fourth quarter of 2009 we earned and received a milestone payment of $2.0 million in connection with the achievement of certain development milestones by the acquirer. In each of the third and fourth quarters of 2010 and the fourth quarter of 2011, we earned milestone payments of $3.0 million in connection with the achievement of certain sales milestones by the acquirer following commercialization of the feline insulin product. The 2010 aggregate milestone payments were received in the first quarter of 2011. The 2011 milestone payment is included in other current assets on the accompanying consolidated balance sheets. These milestone payments are reflected as reductions to general and administrative expenses as earned. Because we have no obligation to deliver product or services, or otherwise provide support to the third party under this agreement, and because collectability is reasonably assured, these milestone payments, and any other related milestone payments we earn in the future, are included in results of operations when earned, but are not classified as revenue because the transaction was accounted for as the sale of a business. We are eligible to earn up to $3.5 million in additional milestone payments based on the achievement of certain sales milestones by the acquirer related to the feline insulin product.

Additionally in the fourth quarter of 2008, in a separate transaction, we entered into an agreement to sell our raw material inventory of nitazoxanide (“NTZ”), the active ingredient associated with our Navigator® product, back to the material supplier. We received from the supplier an aggregate of $1.4 million during the year ended December 31, 2011 and $0.3 million during each of the years ended December 31, 2010 and 2009 in connection with this sale. Payments were recorded in our results of operations as reductions to general and administrative expense in the period in which they were received due to uncertain collectability. The payments received during the year ended December 31, 2011 satisfied the buyer’s obligation to us.

In the fourth quarter of 2008, we also entered into a separate royalty bearing license agreement related to certain intellectual property of our pharmaceutical division. Under this agreement we received $0.3 million up front and $0.3 million in the fourth quarter of 2010 in connection with the achievement of certain production milestones by the licensee. We are eligible to earn up to $1.9 million in additional milestone payments, related to the achievement of certain clinical field trial and regulatory milestones, and royalties based on future product sales. Because we have no obligation to deliver product or services, or otherwise provide support to the third party under this agreement, and because collectability is reasonably assured, this milestone payment, and any other related milestone payments we earn in the future, was and will be included in results of operations when earned.

NOTE 23.	SUMMARY OF QUARTERLY DATA (UNAUDITED)

A summary of quarterly data follows (in thousands, except per share data):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2011
Revenue	$292,672	$317,862	$300,954	$307,201
Gross profit	154,925	174,033	158,667	158,881
Operating income	53,532	71,298	56,096	55,299
Net income attributable to stockholders	36,612	48,657	38,507	38,010
Earnings per share:
Basic	$0.64	$0.85	$0.68	$0.68
Diluted	$0.62	$0.83	$0.66	$0.67

2010
Revenue	$268,525	$281,482	$269,628	$283,757
Gross profit	142,361	149,284	142,207	144,771
Operating income	48,428	54,835	49,814	50,804
Net income attributable to stockholders	33,026	37,193	34,694	36,371
Earnings per share:
Basic	$0.57	$0.64	$0.60	$0.63
Diluted	$0.55	$0.62	$0.59	$0.62

SCHEDULE II

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Charges to	Write-Offs/	Foreign
	Beginning	Costs and	Cash	Currency	Balance at End
	of Year	Expenses	Payments	Translation	of Year

Reserves for doubtful accounts receivable:
December 31, 2009	$2,093	926	(783)	95	$2,331
December 31, 2010	2,331	1,575	(1,024)	(54)	2,828
December 31, 2011	2,828	1,484	(1,011)	(62)	3,239

Valuation allowance for deferred tax assets:
December 31, 2009	$4,591	904	(400)	36	$5,131
December 31, 2010	5,131	278	(847)	42	4,604
December 31, 2011	4,604	837	(741)	(86)	4,614

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit No. 3(i) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-19271, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit No. 3.1 to Form 8-K filed July 21, 2009, File No. 0-19271, and incorporated herein by reference).

4.3	Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

10.1*	U.S. Supply Agreement, effective as of October 16, 2003, between the Company and Ortho-Clinical Diagnostics, Inc. (“Ortho”) (filed as Exhibit No. 10.7 to Annual Report on Form 10-K for the year ended December 31, 2003, File No. 0-19271 (“2003 Form 10-K”), and incorporated herein by reference).

10.2*	Amendment No. 1 to U.S. Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, File No. 0-19271 (“June 2005 Form 10-Q”), and incorporated herein by reference).

10.3	Amendment No. 2 to U.S. Supply Agreement effective as of October 15, 2006, between the Company and Ortho (filed as Exhibit No. 10.4 to Annual Report on Form 10-K for the year ended December 31, 2007, File No. 0-19271 (“2007 Form 10-K”), and incorporated herein by reference).

10.4*	Amendment No. 3 to U.S. Supply Agreement effective as of January 18, 2008, between the Company and Ortho (filed as Exhibit No. 10.5 to 2007 Form 10-K, and incorporated herein by reference).

10.5*	Amendment No. 4 to U.S. Supply Agreement effective as of December 28, 2011, between the Company and Ortho (filed herewith).

10.6*	European Supply Agreement, effective as of October 17, 2003, between the Company and Ortho (filed as Exhibit No. 10.8 to 2003 Form 10-K, and incorporated herein by reference).

10.7*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.2 to June 2005 10-Q, and incorporated herein by reference).

10.8*	Amendment No. 2 to European Supply Agreement effective as of January 18, 2008, between the Company and Ortho (filed as Exhibit No. 10.8 to 2007 Form 10-K, and incorporated herein by reference).

10.9*	Amendment No. 3 to European Supply Agreement effective as of December 28, 2011, between the Company and Ortho (filed herewith).

10.10	Amendment, Release and Settlement Agreement dated as of September 12, 2002, among the Company, IDEXX Europe B.V., and Ortho (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.11*	Supply Agreement, effective as of May 7, 2007 between the Company and Moss, Inc. (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 0-19271 (“June 2010 Form 10-Q”), and incorporated herein by reference).

10.12**	Employment Agreement dated January 22, 2002, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.13 to Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-19271, and incorporated herein by reference).

10.13**	Executive Employment Agreement dated March 22, 2011, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.1 to April 21, 2011 Form 10-Q for the quarter ended March 31, 2011, File No. 0-19271 (“March 2011 Form 10-Q”), and incorporated herein by reference).

10.14**	Executive Employment Agreement dated February 13, 2012, between the Company and Merilee Raines (filed herewith).

10.15**	Form of Executive Employment Agreement dated February 13, 2012, between the Company and each of William E. Brown III, PhD, Johnny D. Powers, PhD, and Michael J. Williams, PhD (filed herewith).

10.16**	Restated Director Deferred Compensation Plan, as amended (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 0-19271, and incorporated herein by reference).

10.17**	Restated Executive Deferred Compensation Plan, as amended (filed as Exhibit No. 10.3 to June 2010 Form 10-Q, and incorporated herein by reference).

10.18**	Form of Director Stock Option Agreement, as amended pursuant to the 2009 Stock Incentive Plan (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 0-19271 (“March 2010 Form 10-Q”), and incorporated herein by reference).

10.19**	Form of Employee Stock Option Agreement, as amended pursuant to the 2009 Stock Incentive Plan (filed as Exhibit No. 10.2 to March 2010 Form 10-Q, and incorporated herein by reference).

10.20**	1997 Employee Stock Purchase Plan, as amended (filed as Exhibit No. 99.1 to Registration Statement on Form S-8 filed June 19, 2009, File No. 333-160085, and incorporated herein by reference).

10.21**	Form of Restricted Stock Unit Agreement, as amended pursuant to the 2009 Stock Incentive Plan (filed as Exhibit 10.24 to Annual report on Form 10-K for the year ended December 31, 2009, File No. 0-19271, and incorporated herein by reference).

10.22**	2008 Incentive Compensation Plan (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 13, 2008, File No. 0-19271, and incorporated herein by reference).

10.23**	2009 Stock Incentive Plan (filed as Exhibit No. 99.1 to Registration Statement on Form S-8 filed June 19, 2009, File No. 333-160083, and incorporated herein by reference).

10.24	Amended and Restated Credit Agreement, dated as of July 26, 2011, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation and IDEXX Europe B.V., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, J.P. Morgan Europe Limited, as London agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, Bank of America, N.A., as syndication agent, and Wells Fargo Bank, N.A., as documentation agent (filed as Exhibit No. 99.1 to Current Report on Form 8-K Filed August 1, 2011, File No. 0-19271, and incorporated herein by reference.

21	Subsidiaries of the Company (filed herewith).

23	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Confidential treatment requested as to certain portions.

**	Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

†	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of section 18 of the Exchange Act, and otherwise are not subject to liability under that section.