Form 10-Q
period 2012-03-31
IDEXX LABORATORIES INC /DE
filed 2012-04-20
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 55,037,413 on April 10, 2012.

1

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$185,491	$183,895
Accounts receivable, net of reserves of $3,504 in 2012 and $3,239 in 2011	160,981	141,275
Inventories	141,104	133,099
Deferred income tax assets	23,832	25,637
Other current assets	33,458	40,321
Total current assets	544,866	524,227
Long-Term Assets:
Property and equipment, net	216,927	216,777
Goodwill	175,105	172,610
Intangible assets, net	68,426	69,209
Other long-term assets, net	55,781	47,991
Total long-term assets	516,239	506,587
TOTAL ASSETS	$1,061,105	$1,030,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$40,614	$36,551
Accrued liabilities	126,092	141,383
Line of credit	254,000	243,000
Current portion of long-term debt	931	917
Current portion of deferred revenue	15,647	15,028
Total current liabilities	437,284	436,879
Long-Term Liabilities:
Deferred income tax liabilities	22,581	23,288
Long-term debt, net of current portion	2,263	2,501
Long-term deferred revenue, net of current portion	12,075	10,823
Other long-term liabilities	20,021	17,730
Total long-term liabilities	56,940	54,342
Total liabilities	494,224	491,221

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 99,568 and 99,229 shares in 2012 and 2011, respectively	9,957	9,923
Additional paid-in capital	716,779	702,575
Deferred stock units: Outstanding: 122 and 119 units in 2012 and 2011, respectively	4,759	4,688
Retained earnings	1,168,069	1,127,326
Accumulated other comprehensive income	19,481	15,443
Treasury stock, at cost: 44,507 and 44,128 shares in 2012 and 2011, respectively	(1,352,169)	(1,320,376)
Total IDEXX Laboratories, Inc. stockholders’ equity	566,876	539,579
Noncontrolling interest	5	14
Total stockholders’ equity	566,881	539,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,061,105	$1,030,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenue:
Product revenue	$204,167	$188,385
Service revenue	118,509	104,287
Total revenue	322,676	292,672
Cost of Revenue:
Cost of product revenue	75,212	73,705
Cost of service revenue	72,690	64,042
Total cost of revenue	147,902	137,747
Gross profit	174,774	154,925
Expenses:
Sales and marketing	57,632	50,985
General and administrative	36,178	32,596
Research and development	20,557	17,812
Income from operations	60,407	53,532
Interest expense	(1,193)	(728)
Interest income	436	369
Income before provision for income taxes	59,650	53,173
Provision for income taxes	18,916	16,567
Net income	40,734	36,606
Less: Net loss attributable to noncontrolling interest	(9)	(6)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$40,743	$36,612
Earnings per Share:
Basic	$0.74	$0.64
Diluted	$0.72	$0.62
Weighted Average Shares Outstanding:
Basic	55,208	57,457
Diluted	56,439	59,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Net income	$40,734	$36,606
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,628	8,141
Unrealized gain on investments, net of tax of $65 in 2012 and $33 in 2011	111	55
Unrealized loss on derivative instruments:
Unrealized loss, net of tax of $434 in 2012 and $1,429 in 2011	(906)	(3,183)
Less: reclassification adjustment for (gains) losses included in net income, net of tax of $341 in 2012 and $525 in 2011	(795)	1,107
Unrealized loss on derivative instruments	(1,701)	(2,076)
Other comprehensive income, net of tax	4,038	6,120
Comprehensive income	44,772	42,726
Less: comprehensive loss attributable to noncontrolling interest	(9)	(6)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$44,781	$42,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Cash Flows from Operating Activities:
Net income	$40,734	$36,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,705	11,464
Loss on disposal of property and equipment	83	310
Increase in deferred compensation liability	176	88
Provision for uncollectible accounts	412	601
Provision for deferred income taxes	462	2,501
Share-based compensation expense	3,809	3,965
Tax benefit from share-based compensation arrangements	(4,518)	(7,018)
Changes in assets and liabilities:
Accounts receivable	(17,818)	(14,433)
Inventories	(8,687)	897
Other assets	(3,165)	6,546
Accounts payable	3,990	548
Accrued liabilities	(14,698)	(16,502)
Deferred revenue	1,699	(355)
Net cash provided by operating activities	15,184	25,218
Cash Flows from Investing Activities:
Purchases of property and equipment	(9,446)	(9,575)
Proceeds from disposition of pharmaceutical product lines	3,000	3,000
Proceeds from sale of property and equipment	2	82
Acquisitions of intangible asset	(900)	-
Net cash used by investing activities	(7,344)	(6,493)
Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facilities, net	11,000	(2,487)
Payment of notes payable	(224)	(210)
Repurchases of common stock	(27,630)	(39,940)
Proceeds from exercises of stock options and employee stock purchase plans	5,772	12,169
Tax benefit from share-based compensation arrangements	4,518	7,018
Net cash used by financing activities	(6,564)	(23,450)
Net effect of changes in exchange rates on cash	320	1,269
Net increase (decrease) in cash and cash equivalents	1,596	(3,456)
Cash and cash equivalents at beginning of period	183,895	156,915
Cash and cash equivalents at end of period	$185,491	$153,459

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

The accompanying condensed consolidated financial statements include the accounts of IDEXX and our wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair presentation of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Note 2.     ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, except for our revenue recognition significant accounting policies. Effective January 1, 2012, revenue from substantially all U.S. distributors is recognized upon delivery to the distributor because title and risk of loss remains with IDEXX until the product is delivered. Prior to January 1, 2012, we recognized revenue at the time of shipment to U.S. distributors because title and risk of loss passed to the distributors on delivery to the common carrier. This change did not have a material impact on our financial statements.

New Accounting Pronouncements Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for goodwill in order to simplify how companies test goodwill for impairment. The amendment permits an entity to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements and we do not expect it to have a material impact on our annual goodwill impairment assessment in the fourth quarter.

In June 2011, the FASB issued an amendment to the accounting guidance for presentation of comprehensive income. Under the amended guidance, an entity may present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. For public companies, the amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and shall be applied retrospectively. Other than a change in presentation, the implementation of this accounting pronouncement did not have a material impact on our financial statements.

In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure. Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for measurement of the fair value of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have a material impact on our financial statements.

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material impact on our financial statements when implemented.

NOTE 3.     SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three months ended March 31, 2012 and 2011 totaled $15.7 million and $21.2 million, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at March 31, 2012 was $41.4 million, which will be recognized over a weighted average period of approximately 2.3 years.

We determine the assumptions used in the valuation of option awards as of the date of grant. Differences in the stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at each grant date. As such, we may use different assumptions for options granted throughout the year. Option awards are granted with an exercise price equal to the closing market price of our common stock at the date of grant. We have never paid any cash dividends on our common stock and we have no present intention to pay a dividend; therefore, we assume that no dividends will be paid over the expected terms of option awards. The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended March 31,
	2012	2011

Expected stock price volatility	34%	33%
Expected term, in years	4.6	4.8
Risk-free interest rate	0.8%	2.4%

Weighted average fair value of options granted	$26.36	$24.99

Note 4.     Inventories

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2012	2011

Raw materials	$33,176	$28,338
Work-in-process	15,138	14,892
Finished goods	92,790	89,869
	$141,104	$133,099

Note 5.     Goodwill and Intangible Assets, NET

The increase in goodwill during the three months ended March 31, 2012 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the three months ended March 31, 2012 resulted from the continued amortization of our intangible assets, partly offset by the acquisition of a product right during the three months ended March 31, 2012 and changes in foreign currency exchange rates.

NOTE 6.     oTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011

Investment in long-term product supply arrangements	$11,532	$12,091
Customer acquisition costs, net	23,251	21,075
Other assets	20,998	14,825
	$55,781	$47,991

Note 7.     Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

Accrued expenses	$36,534	$40,472
Accrued employee compensation and related expenses	38,264	51,373
Accrued taxes	20,660	17,654
Accrued customer programs	30,634	31,884
	$126,092	$141,383

Note 8.     Warranty Reserves

We provide a standard twelve month warranty on all instruments sold. We recognize the cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of product revenue reflects not only estimated warranty expense for instruments sold in the current period, but also any changes in estimated warranty expense for the portion of the aggregate installed base that is under warranty. Estimated warranty expense is based on a variety of inputs, including historical instrument performance in the customers’ environment, historical costs incurred in servicing instruments and projected instrument reliability and service costs. Should actual service rates or costs differ from our estimates, revisions to the estimated warranty liability would be required. We review these inputs, at a minimum, on an annual basis. The liability for warranties is included in accrued liabilities in the accompanying condensed consolidated balance sheets.

The following is a summary of changes in accrued warranty reserves for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011

Balance, beginning of period	$1,693	$2,196
Provision for warranty expense	561	614
Change in estimate, balance beginning of period	(60)	(83)
Settlement of warranty liability	(621)	(964)
Balance, end of period	$1,573	$1,763

Note 9.     REPURCHASES OF COMMON STOCK

The following is a summary of our open market common stock repurchases for the three months ended March 31, 2012 and 2011 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2012	2011

Shares repurchased	333	538
Total cost of shares repurchased	$27,630	$39,940
Average cost per share	$82.85	$74.21

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units. We acquired 48,574 shares at a total cost of $4.2 million in connection with such employee surrenders for the three months ended March 31, 2012, compared to 51,407 shares at a total cost of $4.0 million for the same period of the prior year.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the three months ended March 31, 2012 and 2011 was not material.

Note 10.     Income Taxes

Our effective income tax rate was 31.7% and 31.2% for the three months ended March 31, 2012 and 2011, respectively. The increase in our effective income tax rate for the three months ended March 31, 2012 compared to the same period of the prior year was due primarily to federal research and development tax incentives that were not available during the three months ended March 31, 2012, but were available during the three months ended March 31, 2011. This increase was partly offset by a decrease in the effective income tax rates in international jurisdictions in which we operate.

NOTE 11.     accumulated other comprehensive income

Accumulated other comprehensive income consisted of the following (in thousands):

	For the Three Months Ended March 31, 2012
	Unrealized loss on investments, net of tax	Unrealized gain on derivatives instruments, net of tax	Cumulative translation adjustment
Beginning balance	$(287)	$3,206	$12,524
Current-period other comprehensive income	111	(1,701)	5,628
Ending balance	$(176)	$1,505	$18,152

Note 12.     Earnings per Share

Basic earnings per share is computed by dividing net income attributable to IDEXX Laboratories, Inc. stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 4 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information regarding deferred stock units. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive.

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011

Shares outstanding for basic earnings per share:	55,208	57,457

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	55,208	57,457
Dilutive effect of share-based payment awards	1,231	1,633
	56,439	59,090

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011

Weighted average number of shares underlying anti-dilutive options	618	256

Weighted average number of shares underlying anti-dilutive restricted stock units	50	53

Note 13.     Commitments, Contingencies and Guarantees

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, in January 2010, we received a letter from the U.S. Federal Trade Commission (“FTC”), stating that it was conducting an investigation to determine whether IDEXX or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter requested that we preserve all materials potentially relevant to this investigation. The letter stated that the FTC had not concluded that IDEXX or anyone else had violated Section 5 of the FTC Act. We received subpoenas from the FTC, on April 15, 2010 and August 8, 2011, requesting that we provide the FTC with documents and information relevant to this investigation and we have cooperated fully with the FTC in its investigation.

We now understand that the FTC staff is focused in particular on whether our relationships with the three largest U.S. distributors of companion animal products, referred to as the national distributors, limit access by our competitors to companion animal veterinary practices. If the FTC determines to file a complaint against IDEXX in the administrative law court within the FTC, it would have the power to seek prospective remedies but not financial penalties.

Based on discussion with the FTC staff, we believe that their concerns could be addressed if one of these three national distributors was free to carry competitive products. In response to these concerns, we have determined to seek to modify our agreement with one of these distributors to eliminate our competitive products policy, which permits us to discontinue sale of our products in a particular product category to the distributor if the distributor sells competitive products in that product category. Under such a modified agreement, the distributor would be able to carry any competitive products without restriction or potential negative consequence, thereby addressing the FTC’s concerns as we understand them. While we cannot predict when such a modified agreement would go into effect, since our distributor agreements renew annually as of January 1 of each year, we expect that a modified agreement with one of these distributors would be effective no later than January 1, 2013. While we cannot ensure that a distributor will enter into a modified agreement with us, we believe that a distributor who is released from the competitive products policy will wish to maintain access to our product lines under a modified agreement.

Under a modified agreement, the distributor would receive less compensation on sales of our products as we would no longer receive the benefits of the distributor’s exclusive focus on our products. We expect to reinvest savings from this lower rate of compensation in other sales and marketing resources and the selling efforts of our other distributors. We believe that the reallocation of these sales resources will help mitigate the potential effects of the loss of exclusive focus of the national distributor with which we enter into a modified agreement.

We believe that the FTC has put on hold its internal process to determine whether to file a complaint against IDEXX in the administrative law court within the FTC in order to permit us to conduct the process described above. Following execution of a modified agreement that addresses the FTC’s concerns as we understand them, we anticipate the FTC will seek to formalize the modified agreement in the form of a consent order. However, we cannot provide any assurances that the FTC will be satisfied with the steps we take to eliminate any restrictions on the ability of one of the national distributors to sell competitive products.

We also cannot provide any assurances that the FTC will not determine to litigate against IDEXX at some point in the future or whether we would be successful defending ourselves in such a proceeding. Were the FTC to choose to bring an enforcement proceeding, we would defend ourselves vigorously. Were we to be unsuccessful in defending this proceeding and any applicable appeals, we could be subject to restrictions on certain of our marketing and sales practices, including on the terms included in our agreements with certain of our U.S. distributors. While we cannot be certain about what prospective remedies would be sought by the FTC in any such proceeding, we believe that any required changes in our marketing or sales practices would not have a material adverse effect on our financial statements.

We continue to believe that our marketing and sales practices for companion animal veterinary products and services do not violate applicable antitrust laws. We are choosing to attempt to make the modifications described above because we believe they will help us avoid long and costly litigation, and that our business will not be materially adversely affected.

Other significant commitments, contingencies and guarantees at March 31, 2012 are consistent with those discussed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following is a summary of segment performance for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2012
Revenue	$268,073	$19,582	$22,182	$12,839	$-	$322,676

Income (loss) from operations	$46,918	$8,295	$5,266	$538	$(610)	$60,407
Interest expense, net						(757)
Income before provision for income taxes						59,650
Provision for income taxes						18,916
Net income						40,734
Less: Net loss attributable to noncontrolling interest						(9)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$40,743

2011
Revenue	$240,589	$18,965	$23,939	$9,179	$-	$292,672

Income (loss) from operations	$42,972	$6,947	$7,150	$(550)	$(2,987)	$53,532
Interest expense, net						(359)
Income before provision for income taxes						53,173
Provision for income taxes						16,567
Net income						36,606
Less: Net loss attributable to noncontrolling interest						(6)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$36,612

The following is a summary of revenue by product and service category for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
CAG segment revenue:
Instruments and consumables	$101,997	$93,887
Rapid assay products	43,664	38,617
Reference laboratory diagnostic and consulting services	101,862	89,128
Practice management systems and digital radiography	20,550	18,957
CAG segment revenue	268,073	240,589

Water segment revenue	19,582	18,965
LPD segment revenue	22,182	23,939
Other segment revenue	12,839	9,179

Total revenue	$322,676	$292,672

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

The Company has certain financial assets and liabilities that are measured at fair value on a recurring basis, certain nonfinancial assets and liabilities that may be measured at fair value on a nonrecurring basis and certain financial assets and liabilities that are not measured at fair value in our condensed consolidated balance sheets but for which we disclose the fair value. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the three months ended March 31, 2012. We did not have any transfers between Level 1, Level 2 or Level 3 measurements during the three months ended March 31, 2012.

Our foreign currency exchange contracts and interest rate swap agreements are measured at fair value on a recurring basis in our accompanying condensed consolidated balance sheets. We measure the fair value of our foreign currency exchange contracts classified as derivative instruments using an income approach, based on prevailing market forward rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk. We measure the fair value of our interest rate swaps classified as derivative instruments using an income approach, utilizing a discounted cash flow analysis based on the terms of the contract and the interest rate curve adjusted for counterparty risk.

The amount outstanding under our unsecured revolving credit facility (“Credit Facility”), notes receivable and long-term debt are not measured at fair value in our accompanying condensed consolidated balance sheets. We determine the fair value of the amount outstanding under our Credit Facility, notes receivable and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using level 2 inputs, while our notes receivable, representing a strategic investment in a privately held company with a carrying value of $4.1 million as of March 31, 2012, is valued using level 3 inputs. The results of these calculations yield fair values that approximate carrying values.

The following tables set forth the fair values of certain of our assets and liabilities as of March 31, 2012 and at December 31, 2011 by level within the fair value hierarchy (in thousands):

As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012

Measured at Fair Value on Recurring Basis
Assets
Money market funds(1)	$119,798	$-	$-	$119,798
Equity mutual funds(2)	2,239	-	-	2,239
Foreign currency exchange contracts(3)	-	4,080	-	4,080
Liabilities
Foreign currency exchange contracts(3)	-	1,081	-	1,081
Deferred compensation(4)	2,239	-	-	2,239
Interest rate swaps(5)	-	1,242	-	1,242

As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011

Assets
Money market funds(1)	$88,525	$-	$-	$88,525
Equity mutual funds(2)	2,056	-	-	2,056
Foreign currency exchange contracts(3)	-	6,841	-	6,841
Liabilities
Foreign currency exchange contracts(3)	-	1,753	-	1,753
Deferred compensation(4)	2,056	-	-	2,056
Interest rate swaps(5)	-	1,417	-	1,417

(1)	Money market funds are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of March 31, 2012 and December 31, 2011 was demand deposits.
(2)	Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets, net. See number (4) below for a discussion of the related deferred compensation liability.
(3)	Foreign currency exchange contracts are included within other current assets; other long-term assets, net; accrued liabilities; or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.
(4)	Deferred compensation plans are included within other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in number (2) above.
(5)	Interest rate swaps are included within accrued liabilities.

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

We recognize all derivative instruments, including our foreign currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivative instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. If a derivative instrument does qualify for hedge accounting, depending on the nature of the hedging instrument, changes in the fair value of derivative instrument are either recognized in earnings or deferred in other comprehensive income (“OCI”), net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To qualify for hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We de-designate derivative instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in OCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We enter into master netting arrangements with the counterparties to our derivative transactions which permit outstanding receivables and payables with the counterparties to our derivative transactions to be offset in the event of default. We present our derivative assets and liabilities on a gross basis. All cash flows related to our foreign currency exchange contracts and interest rate swaps are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.

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

We did not de-designate any instruments from hedge accounting treatment during the three months ended March 31, 2012 or 2011. Gains or losses related to hedge ineffectiveness recognized in earnings during the three months ended March 31, 2012 and 2011 were not material. At March 31, 2012, the estimated amount of net gains that are expected to be reclassified out of accumulated OCI and into earnings within the next 12 months is $1.5 million if exchange and interest rates do not fluctuate from the levels at March 31, 2012.

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

We have entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.36% plus the range of applicable interest rates (“Credit Spread”) through June 30, 2016. Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility will become effectively fixed at 1.64% plus the Credit Spread through June 30, 2016. Also on March 30, 2012, two of our forward fixed interest rate swap agreements expired. Under these agreements, the variable interest rate associated with $80 million of borrowings outstanding under the Credit Facility had been effectively fixed at 2% plus the Credit Spread above the London interbank rate.

The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	March 31,	December 31,
	2012	2011

Euro	$64,802	$68,275
British pound	23,398	25,260
Canadian dollar	19,202	19,902
Australian dollar	11,927	12,417
Japanese yen	16,546	18,005
	$135,875	$143,859

Currency Purchased	U.S. Dollar Equivalent
	March 31,	December 31,
	2012	2011

Swiss franc	$16,102	$17,909

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	March 31,	December 31,
	2012	2011

Interest rate swaps commencing March 31, 2010 and expiring March 30, 2012	$-	$80,000
Interest rate swap commencing March 30, 2012 and expiring June 30, 2016	$40,000	$40,000
Interest rate swap commencing March 28, 2013 and expiring June 30, 2016	$40,000	$40,000

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

		Asset Derivatives
		March 31, 2012	December 31, 2011

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$3,887	$6,841
Foreign currency exchange contracts	Other long-term assets, net	193	-
		$4,080	$6,841

		Liability Derivatives
		March 31, 2012	December 31, 2011

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued expenses	$925	$1,753
Foreign currency exchange contracts	Other long-term liabilities	156	-
Interest rate swaps	Accrued expenses	1,242	1,417
Total derivative instruments		$2,323	$3,170

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheet for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
Derivative instruments	For the Three Months Ended March 31,
	2012	2011

Foreign currency exchange contracts, net of tax	$(1,811)	$(2,252)
Interest rate swaps, net of tax	110	176
Total, net of tax	$(1,701)	$(2,076)

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three months ended March 31, 2012 and 2011 consisted of the following (in thousands):

		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivative instruments	Classification of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	For the Three Months Ended March 31,
		2012	2011

Foreign currency exchange contracts	Cost of revenue	$1,486	$(1,291)
Interest rate swaps	Interest expense	(350)	(341)
		$1,136	$(1,632)

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

■ Business Overview and Trends

Operating segments. We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). We also operate two smaller operating segments that comprise products for testing milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our Dairy and OPTI Medical operating segments is combined and presented with one of our remaining pharmaceutical product lines and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for financial information about our segments and the section entitled “Description of Business by Segment” under the heading “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional description of our segments.

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

Currency Impact. For the three months ended March 31, 2012 and 2011, approximately 26% of IDEXX sales were derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

The impact on revenue resulting from changes in foreign currency exchange rates is not a measure defined by generally accepted accounting principles in the United States of America, (“U.S. GAAP”), otherwise referred to herein as a non-U.S. GAAP measure. We calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the current year period.

During the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, changes in foreign currency exchange rates decreased total company revenue by approximately $1.6 million, due primarily to the strengthening of the U.S. dollar against the Euro.

Effects of Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions since mid-2008. In our CAG segment, we believe that low economic growth and relatively high unemployment have led to negative or cautious consumer sentiment, which has affected the number of patient visits to veterinary clinics. Based on data provided by a subset of our U.S. customers that use our practice management systems, we observed a slight improvement in patient visits beginning in the fourth quarter of 2011 that continued through the first quarter of 2012. We believe that this data, though limited, provides a fair and meaningful representation of patient visit activity in the U.S. although we believe the recent improvement is due in part to the relatively mild winter experienced in a good portion of the U.S. In contrast to the recent improvement in the U.S. economic conditions, our CAG segment has been impacted by the continued fiscal challenges in certain European countries. We further believe that the overall decline in patient visits since the beginning of the economic downturn has had a slightly negative impact on the growth rate of sales of rapid assay tests, instrument consumables and reference laboratory diagnostic and consulting services. In addition, we believe the rate of growth of sales of our instruments and digital radiography systems, which are larger capital purchases for veterinarians, has been negatively affected by continued caution among veterinarians regarding economic conditions. Weaker economic conditions since mid-2008 have also caused our customers to remain sensitive to the pricing of our products and services resulting in lower growth due to limited price increases for certain products.

We also believe that current economic conditions have affected purchasing decisions of our Water business customers. Lower water testing volumes have resulted from a decline in discretionary testing and a decline in mandated testing as a result of lower home and commercial construction.

We believe that the diversity of our products and services, and the geographic diversity of our markets, has partially mitigated the effects of the economic environment and negative consumer sentiment on our revenue growth rates. Looking forward, we are cautiously optimistic that the improvements we began to see in the U.S. in the fourth quarter of 2011 are reflective of a gradual and steady improvement to the macroeconomic environment and that with this improvement the negative impact on our growth rates that we have experienced since mid-2008 will begin to lessen.

 ■ Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, except for our revenue recognition significant accounting policies. Effective January 1, 2012, revenue from substantially all U.S. distributors is recognized upon delivery to the distributor because title and risk of loss remains with IDEXX until the product is delivered. Prior to January 1, 2012, we recognized revenue at the time of shipment to U.S. distributors because title and risk of loss passed to the distributors on delivery to the common carrier. This change did not have a material impact on our financial statements. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

■ Results of Operations

The following revenue analysis and discussion reports on organic revenue growth. Organic revenue growth should be considered in addition to, and not as a replacement for or superior to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

Organic revenue growth and the percentage changes in revenue from currency and acquisitions are non-U.S. GAAP measures. See the subsection above titled “Business Overview and Trends” for a description of the calculation for the percentage change in revenue resulting from currency. The percentage change in revenue resulting from acquisitions represents incremental revenues attributable to acquisitions that have occurred since the beginning of the prior year period.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

Total Company. The following table presents revenue by operating segment:

Net Revenue (dollars in thousands)	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

CAG	$268,073	$240,589	$27,484	11.4%	(0.5%)	1.5%	10.4%
Water	19,582	18,965	617	3.3%	(0.3%)	-	3.6%
LPD	22,182	23,939	(1,757)	(7.3%)	(1.7%)	-	(5.6%)
Other	12,839	9,179	3,660	39.9%	0.6%	-	39.3%
Total	$322,676	$292,672	$30,004	10.3%	(0.5%)	1.2%	9.6%

Companion Animal Group. The following table presents revenue by product and service category for CAG:

Net Revenue (dollars in thousands)	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

Instruments and consumables	$101,997	$93,887	$8,110	8.6%	(0.6%)	-	9.2%
Rapid assay products	43,664	38,617	5,047	13.1%	(0.2%)	-	13.3%
Reference laboratory diagnostic and consulting services	101,862	89,128	12,734	14.3%	(0.5%)	3.9%	10.9%
Practice management systems and digital radiography	20,550	18,957	1,593	8.4%	(0.1%)	-	8.5%
Net CAG revenue	$268,073	$240,589	$27,484	11.4%	(0.5%)	1.5%	10.4%

Instruments revenue was $20.5 million and $19.1 million for the three months ended March 31, 2012 and 2011, respectively. Consumables revenue was $69.8 million and $63.9 million for the three months ended March 31, 2012 and 2011, respectively. Instrument service and accessories revenue was $11.2 million and $10.7 million for the three months ended March 31, 2012 and 2011, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. Instruments revenue growth was due primarily to increased sales volumes of our Catalyst Dx® and ProCyte Dx® instruments. Consumables revenue growth was due primarily to higher sales of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument as customers continue to upgrade from our VetTest® instrument to our Catalyst Dx® instrument. Higher sales volumes of consumables used with our ProCyte Dx® instrument also contributed to the increase in consumables revenue. These favorable factors were partly offset by lower sales volumes of consumables used with our LaserCyte® instrument. Service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. The impact of changes in distributors’ inventory levels contributed 1% to instruments and consumables revenue growth.

The increase in rapid assay revenue was due primarily to higher sales of our canine test products and the favorable impact of changes in distributors’ inventory levels worldwide, which contributed 4% to revenue growth. Higher sales of our canine test products were driven primarily by higher average unit sales prices.

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

The increase in practice management systems and digital radiography revenue was due primarily to higher practice management systems and services revenue and an increase in support revenue. Incremental revenue recognized under customer loyalty programs where revenue had been deferred at the time of system placement to be recognized in future periods also contributed to the increase in digital radiography revenue.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volumes.

Livestock and Poultry Diagnostics. The decrease in LPD revenue was due, in part, to lower sales of Bovine Spongiform Encephalopathy (“BSE” or “mad cow disease”) tests resulting from the changes in European Union BSE testing requirements. Effective July 1, 2011, the age at which healthy cattle to be slaughtered are required to be tested for BSE in the European Union was increased from 48 months to 72 months, which is reducing the population of cattle tested for this disease. Lower sales volumes of certain other bovine tests also contributed to the decrease in LPD revenue.

Other. The increase in Other revenue was attributable primarily to higher sales volumes of our Dairy SNAP® tests used for the detection of antibiotic residue and the contaminant Alfatoxin M1 in milk. Higher revenue associated with our remaining pharmaceutical out-licensing arrangements and increased international sales of consumables used with our OPTI Medical instruments also contributed to the increase in revenue.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

Gross Profit (dollars in thousands)	For the Three Months Ended March 31, 2012	Percent of Revenue	For the Three Months Ended March 31, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$139,401	52.0%	$123,351	51.3%	$16,050	13.0%
Water	12,967	66.2%	11,391	60.1%	1,576	13.8%
LPD	15,182	68.4%	16,547	69.1%	(1,365)	(8.2%)
Other	5,317	41.4%	3,742	40.8%	1,575	42.1%
Unallocated amounts	1,907	N/A	(106)	N/A	2,013	1899.1%
Total Company	$174,774	54.2%	$154,925	52.9%	$19,849	12.8%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 52% from 51%. The increase in the gross profit percentage was due primarily to lower overall manufacturing costs and the favorable impact of currency as the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the three months ended March 31, 2012 compared to hedging losses during the same period of the prior year. Lower overall manufacturing costs were driven primarily by production volume efficiencies in our instruments and consumables line of business.

Water. Gross profit for Water increased due to higher sales and an increase in the gross profit percentage to 66% from 60%. The increase in the gross profit percentage was due to the timing of certain manufacturing costs during the three months ended March 31, 2011 and the favorable impact of currency as the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the three months ended March 31, 2012 compared to hedging losses during the same period of the prior year.

Livestock and Poultry Diagnostics. Gross profit for LPD decreased due to lower sales and a decrease in the gross profit percentage to 68% from 69%. The decrease in the gross profit percentage was due primarily to higher overall manufacturing costs driven by lower production volumes. This unfavorable impact was partly offset by the favorable impact of currency as the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the three months ended March 31, 2012 compared to hedging losses during the same period of the prior year.

Other. Gross profit for Other increased due to higher sales and a slight increase in the gross profit percentage. The slight increase in the gross profit percentage was due primarily to lower overall manufacturing costs in our Dairy line of business driven by increased production volumes of our SNAP® tests. This favorable factor was partly offset by lower average unit sales prices, driven by our OPTI Medical line of business, and higher distribution and freight costs.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to a decrease in certain manufacturing costs. With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The decrease in certain manufacturing costs was due to the recognition of favorable production volume and purchase price variances primarily related to our LPD business.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

Operating Expenses (dollars in thousands)	For the Three Months Ended March 31, 2012	Percent of Revenue	For the Three Months Ended March 31, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$92,483	34.5%	$80,379	33.4%	$12,104	15.1%
Water	4,672	23.9%	4,444	23.4%	228	5.1%
LPD	9,916	44.7%	9,397	39.3%	519	5.5%
Other	4,779	37.2%	4,292	46.8%	487	11.3%
Unallocated amounts	2,517	N/A	2,881	N/A	(364)	(12.6%)
Total Company	$114,367	35.4%	$101,393	34.6%	$12,974	12.8%

Operating Income (dollars in thousands)	For the Three Months Ended March 31, 2012	Percent of Revenue	For the Three Months Ended March 31, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$46,918	17.5%	$42,972	17.9%	$3,946	9.2%
Water	8,295	42.4%	6,947	36.6%	1,348	19.4%
LPD	5,266	23.7%	7,150	29.9%	(1,884)	(26.3%)
Other	538	4.2%	(550)	(6.0%)	1,088	197.8%
Unallocated amounts	(610)	N/A	(2,987)	N/A	2,377	79.6%
Total Company	$60,407	18.7%	$53,532	18.3%	$6,875	12.8%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended March 31, 2012	Percent of Revenue	For the Three Months Ended March 31, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$49,462	18.5%	$43,334	18.0%	$6,128	14.1%
General and administrative	28,924	10.8%	25,388	10.6%	3,536	13.9%
Research and development	14,097	5.3%	11,657	4.9%	2,440	20.9%
Total operating expenses	$92,483	34.5%	$80,379	33.4%	$12,104	15.1%

The increase in sales and marketing expense resulted primarily from increased personnel-related costs. The increase in general and administrative expense was due primarily to higher personnel-related costs, an increase in costs attributable to investments in information technology and a payment that we earned in the first quarter of 2011 pursuant to the terms of a license agreement that was absent in the first quarter of 2012. The increase in research and development expense resulted primarily from higher external consulting and development costs and increased personnel-related costs.

Water. The following table presents Water expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended March 31, 2012	Percent of Revenue	For the Three Months Ended March 31, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$2,434	12.4%	$2,315	12.2%	$119	5.1%
General and administrative	1,601	8.2%	1,606	8.5%	(5)	-%
Research and development	637	3.3%	523	2.8%	114	21.8%
Total operating expenses	$4,672	23.9%	$4,444	23.4%	$228	5.1%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs. The increase in research and development expense resulted primarily from an increase in field trial costs and higher personnel-related costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended March 31, 2012	Percent of Revenue	For the Three Months Ended March 31, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$3,888	17.5%	$3,702	15.5%	$186	5.0%
General and administrative	3,198	14.4%	2,995	12.5%	203	6.8%
Research and development	2,830	12.8%	2,700	11.3%	130	4.8%
Total operating expenses	$9,916	44.7%	$9,397	39.3%	$519	5.5%

The increase in sales and marketing expense resulted primarily from an increase in personnel-related costs. The increase in general and administrative expense was due primarily to higher personnel-related costs and an increase in costs attributable to investments in information technology. The increase in research and development expense was due, in part, to higher personnel-related costs.

Other. Operating expenses for Other increased $0.5 million to $4.8 million for the three months ended March 31, 2012 due primarily to higher personnel-related costs in our Dairy and OPTI Medical lines of business and increased research and development costs in our OPTI Medical line of business.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $0.4 million to $2.5 million for the three months ended March 31, 2012 due primarily to a decrease in certain personnel-related costs and the absence of legal and other fees incurred in connection with the United Kingdom Office of Fair Trading investigation during the three months ended March 31, 2012 as this investigation concluded in November 2011. These favorable factors were partly offset by certain foreign exchange losses during the three months ended March 31, 2012 compared to gains during the same period of the prior year and an increase in costs attributable to investments in information technology. We estimate certain personnel-related and corporate support function costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Interest Income and Interest Expense

Interest income was $0.4 million for the three months ended March 31, 2012 and 2011.

Interest expense was $1.2 million for the three months ended March 31, 2012, compared to $0.7 million for the same period in 2011. The increase in interest expense was due primarily to higher average balances outstanding on our unsecured revolving credit facility (“Credit Facility”).

Provision for Income Taxes

Our effective income tax rate was 31.7% and 31.2% for the three months ended March 31, 2012 and 2011, respectively. The increase in our effective income tax rate for the three months ended March 31, 2012 compared to the same period of the prior year was due primarily to federal research and development tax incentives that were not available during the three months ended March 31, 2012, but were available during the three months ended March 31, 2011. This increase was partly offset by a decrease in the effective income tax rates in international jurisdictions in which we operate.

■ Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

■ Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our Credit Facility. At March 31, 2012 and December 31, 2011, we had $185.5 million and $183.9 million, respectively, of cash and cash equivalents, and working capital of $107.6 million and $87.3 million, respectively. Additionally, at March 31, 2012, we had remaining borrowing availability of $45.0 million under our $300 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long-term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Changes to this position could have adverse tax consequences. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at March 31, 2012, approximately $184 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. The amount of cash and cash equivalents held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily securing various obligations) was approximately $1.2 million. As of March 31, 2012, 43% of the cash and cash equivalents held by our foreign subsidiaries was invested in money market funds restricted to U.S. government and agency securities, 35% was held as bank deposits, 18% was invested in money market funds having investments in highly liquid investment-grade fixed-income securities, and 4% was invested in money market funds restricted to non-U.S. government securities corresponding to the investment currency. As of March 31, 2012, approximately 68% of the cash and cash equivalents held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Days sales outstanding(1)	42.7	41.0	43.1	41.2	40.2
Inventory turns(2)	1.8	1.8	1.7	1.7	1.8

(1)	Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.
(2)	Inventory turns represents inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(dollars in thousands)	2012	2011	Dollar Change

Net cash provided by operating activities	$15,184	$25,218	$(10,034)
Net cash used by investing activities	(7,344)	(6,493)	(851)
Net cash used by financing activities	(6,564)	(23,450)	16,886
Net effect of changes in exchange rates on cash	320	1,269	(949)
Net increase in cash and cash equivalents	$1,596	$(3,456)	$5,052

Operating Activities. Cash provided by operating activities was $15.2 million for the three months ended March 31, 2012 as compared to $25.2 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share based compensation arrangements to a financing activity, was $58.4 million for the three months ended March 31, 2012 as compared to $55.5 million for the same period in 2011, resulting in incremental operating cash flows of $2.9 million driven primarily by the increase in net income. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $43.2 million and $30.3 million for the three months ended March 31, 2012 and 2011, respectively, resulting in an incremental decrease in cash of $12.9 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Three Months Ended March 31,
(dollars in thousands)	2012	2011	Dollar Change

Accounts receivable	$(17,818)	$(14,433)	$(3,385)
Inventories	(8,687)	897	(9,584)
Other assets	(3,165)	6,546	(9,711)
Accounts payable	3,990	548	3,442
Accrued liabilities	(14,698)	(16,502)	1,804
Deferred revenue	1,699	(355)	2,054
Tax benefit from share-based compensation arrangements	(4,518)	(7,018)	2,500
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(43,197)	$(30,317)	$(12,880)

Incremental cash used by other assets was due primarily to a $6.3 million royalty prepayment during the first quarter of 2012. The increase in inventory during the three months ended March 31, 2012 was more than the same period of the prior year due primarily to the timing of inventory receipts. The incremental cash used by inventory was partly offset by accounts payable increases due primarily to a combination of the timing of payments and the increase in expenses during both periods. The increase in accounts receivable during the three months ended March 31, 2012 was greater than the increase during the same period of the prior year due primarily to amount and timing of revenues and customer payments within the quarter.

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

Investing Activities. Cash used by investing activities was $7.3 million for the three months ended March 31, 2012 compared to $6.5 million for the same period of the prior year. The increase in cash used by investing activities was due primarily to a $0.9 million acquisition of a product right during the three months ended March 31, 2012.

Our total capital expenditure plan for 2012 is approximately $60 million, which includes approximately $13 million for the expansion of our headquarters facility in Westbrook, Maine.

Financing Activities. Cash used by financing activities was $6.6 million for the three months ended March 31, 2012 compared to cash used of $23.5 million for the same period in 2011. The decrease in cash used by financing activities was due primarily to lower net payments under the Credit Facility and a decrease in cash used to repurchase common stock, partly offset by less cash received from the exercise of stock options and employee stock purchase plans and related tax benefits.

Net borrowing and payment activity under the Credit Facility resulted in incremental cash provided of $13.5 million during the three months ended March 31, 2012 compared to the same period of the prior year. At March 31, 2012, we had $254.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit issued related to our worker’s compensation policy covering claims for the years ending 2009 through 2012. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At March 31, 2012, we were in compliance with the covenants of the Credit Facility.

Cash used to repurchase shares of our common stock in the open market decreased by $12.3 million during the three months ended March 31, 2012 compared to the same period of the prior year. From the inception of the program in August 1999 to March 31, 2012, we have repurchased 43.9 million shares. During the three months ended March 31, 2012, we purchased 0.3 million shares for an aggregate cost of $27.6 million compared to purchases of 0.5 million shares for an aggregate cost of $39.9 million during the three months ended March 31, 2011. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Cash proceeds from the exercise of stock options and employee stock purchase plans and the related tax benefits decreased by $8.9 million during the three months ended March 31, 2012 compared to the same period in 2011 due primarily to a decrease in the number of stock options exercised.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2012 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, except for the U.S. Federal Trade Commission investigation as described in Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting IDEXX, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2012, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

The following discussion includes one revised risk factor (“The Duration and Resolution of the FTC Investigation into Our Marketing and Sales Practices for Companion Animal Veterinary Products and Services are Unpredictable”) that reflects developments subsequent to the discussion of those risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our Biologic Products Are Complex and Difficult to Manufacture, Which Could Negatively Affect Our Ability to Supply the Market

Many of our rapid assay, livestock and poultry diagnostic, water and dairy products are biologics, which are products that are comprised of materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex. Unlike products that rely on chemicals for efficacy (such as most pharmaceuticals), biologics are difficult to characterize due to the inherent variability of biological input materials. Difficulty in characterizing biological materials or their interactions creates greater risk in the manufacturing process. There can be no assurance that we will be able to maintain adequate sources of biological materials or that biological materials that we maintain in inventory will yield finished products that satisfy applicable product release criteria. Further, products that meet release criteria may fall out of specification while in customer inventory, which could necessitate field actions that would require us to incur expenses associated with recalling products and providing customers with new products and could damage customer relations. Our inability to produce or obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could result in our inability to supply the market with these products, which could have a material adverse effect on our results of operations.

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

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against non-U.S. currencies, and in particular the Euro, British pound, Canadian dollar, Japanese yen and Australian dollar, adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. For the three months ended March 31, 2012 and 2011, approximately 26% of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies. To mitigate such foreign currency exposure, we utilize non-speculative forward currency exchange contracts. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

Various Government Regulations Could Limit or Delay Our Ability to Market and Sell Our Products

In the U.S., the manufacture and sale of our products are regulated by agencies such as the United States Department of Agriculture (“USDA”), the U.S. Food and Drug Administration (“FDA”) and the U.S. Environmental Protection Agency (“EPA”). Our infectious disease diagnostic tests for animal health applications, including most rapid assay canine and feline SNAP® tests and livestock and poultry diagnostic tests, must be approved by the USDA prior to sale in the U.S. Our water testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. Our dairy testing products require approval by the FDA prior to sale in the U.S. The manufacture and sale of our OPTI® line of human point-of-care electrolytes and blood gas analyzers are regulated by the FDA and these products require approval by the FDA before they may be sold commercially in the U.S. The manufacture and sale of our products are subject to similar and sometimes more stringent laws in many foreign countries. Any failure to comply with legal and regulatory requirements relating to the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us or suspensions or discontinuations of our ability to manufacture or sell our products, which could have a material adverse effect on our results of operations. In addition, delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.

The Duration and Resolution of the FTC Investigation into Our Marketing and Sales Practices for Companion Animal Veterinary Products and Services are Unpredictable

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, in January 2010, we received a letter from the U.S. Federal Trade Commission (“FTC”), stating that it was conducting an investigation to determine whether IDEXX or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter requested that we preserve all materials potentially relevant to this investigation. The letter stated that the FTC had not concluded that IDEXX or anyone else had violated Section 5 of the FTC Act. We received subpoenas from the FTC, on April 15, 2010 and August 8, 2011, requesting that we provide the FTC with documents and information relevant to this investigation and we have cooperated fully with the FTC in its investigation.

We now understand that the FTC staff is focused in particular on whether our relationships with the three largest U.S. distributors of companion animal products, referred to as the national distributors, limit access by our competitors to companion animal veterinary practices. If the FTC determines to file a complaint against IDEXX in the administrative law court within the FTC, it would have the power to seek prospective remedies but not financial penalties.

Based on discussion with the FTC staff, we believe that their concerns could be addressed if one of these three national distributors was free to carry competitive products. In response to these concerns, we have determined to seek to modify our agreement with one of these distributors to eliminate our competitive products policy, which permits us to discontinue sale of our products in a particular product category to the distributor if the distributor sells competitive products in that product category. Under such a modified agreement, the distributor would be able to carry any competitive products without restriction or potential negative consequence, thereby addressing the FTC’s concerns as we understand them. While we cannot predict when such a modified agreement would go into effect, since our distributor agreements renew annually as of January 1 of each year, we expect that a modified agreement with one of these distributors would be effective no later than January 1, 2013. While we cannot ensure that a distributor will enter into a modified agreement with us, we believe that a distributor who is released from the competitive products policy will wish to maintain access to our product lines under a modified agreement.

Under a modified agreement, the distributor would receive less compensation on sales of our products as we would no longer receive the benefits of the distributor’s exclusive focus on our products. We expect to reinvest savings from this lower rate of compensation in other sales and marketing resources and the selling efforts of our other distributors. We believe that the reallocation of these sales resources will help mitigate the potential effects of the loss of exclusive focus of the national distributor with which we enter into a modified agreement.

We believe that the FTC has put on hold its internal process to determine whether to file a complaint against IDEXX in the administrative law court within the FTC in order to permit us to conduct the process described above. Following execution of a modified agreement that addresses the FTC’s concerns as we understand them, we anticipate the FTC will seek to formalize the modified agreement in the form of a consent order. However, we cannot provide any assurances that the FTC will be satisfied with the steps we take to eliminate any restrictions on the ability of one of the national distributors to sell competitive products.

We also cannot provide any assurances that the FTC will not determine to litigate against IDEXX at some point in the future or whether we would be successful defending ourselves in such a proceeding. Were the FTC to choose to bring an enforcement proceeding, we would defend ourselves vigorously. Were we to be unsuccessful in defending this proceeding and any applicable appeals, we could be subject to restrictions on certain of our marketing and sales practices, including on the terms included in our agreements with certain of our U.S. distributors. While we cannot be certain about what prospective remedies would be sought by the FTC in any such proceeding, we believe that any required changes in our marketing or sales practices would not have a material adverse effect on our financial statements.

We continue to believe that our marketing and sales practices for companion animal veterinary products and services do not violate applicable antitrust laws. We are choosing to attempt to make the modifications described above because we believe they will help us avoid long and costly litigation, and that our business will not be materially adversely affected.

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

Distributor Purchasing Patterns Could Negatively Affect Our Operating Results

We sell many of our products, including substantially all of the rapid assays and instrument consumables sold in the U.S., through distributors. Distributor purchasing patterns can be unpredictable and may be influenced by factors unrelated to the end-user demand for our products. In addition, our agreements with U.S. distributors may generally be terminated by the distributors for any reason on 60 days notice. Because significant product sales are made to a limited number of distributors, the unanticipated loss of a distributor or unanticipated changes in the frequency, timing or size of distributor purchases, could have a negative effect on our results of operations.

Distributors of veterinary products have entered into business combinations resulting in fewer distribution companies. Consolidation within distribution channels increases our customer concentration level, which could increase the risks described in the preceding paragraph. See “Part I. Item 1 Business – Marketing and Distribution” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information.

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

Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for bovine spongiform encephalopathy (“BSE” or “mad cow disease”) in the European Union was increased from 30 months to 48 months, which reduced the population of cattle tested by approximately 30%. In February 2011, the European Union’s Standing Committee on the Food Chain and Animal Health agreed to allow its member states to further raise the recommended testing age to 72 months, effective July 1, 2011, which is further reducing the population of cattle tested. The demand for our BSE testing products has been negatively impacted as a result of these regulatory changes, and could be further impacted by further changes that could be made in the future.

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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the three months ended March 31, 2012, approximately 41% of our revenue was attributable to sales of products and services to customers outside the U.S., compared to 42% for the three months ended March 31, 2011. Various possible risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters and unexpected regulatory and economic or political changes in foreign markets. Further, prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. Our results of operations are also susceptible to changes in foreign currency exchange rates. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results of operations for that period.

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

Restrictions in Our Credit Facility or Our Inability to Obtain Financing on Favorable Terms May Limit Our Activities

Our ability to satisfy our obligations under our unsecured revolving credit facility (“Credit Facility”) depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or generate sufficient levels of earnings to satisfy the applicable affirmative, negative and financial covenants. Our failure to comply with these covenants and the other terms of the Credit Facility could result in an event of default and acceleration of our obligations under the Credit Facility, which may require us to seek additional financing or restructure existing debt and possibly on terms not deemed favorable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, we repurchased common shares as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1 to January 31, 2012	141,136	$79.88	141,136	4,246,571
February 1 to February 29, 2012	109,432	86.46	60,999	4,185,572
March 1 to March 31, 2012	131,487	84.72	131,346	4,054,226
Total	382,055	$83.43	333,481	4,054,226

Our board of directors has approved the repurchase of up to 48 million shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010 and October 12, 2011 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended March 31, 2012, and no repurchase plans expired during the period. Repurchases of 333,481 shares were made during the three months ended March 31, 2012 in transactions made pursuant to our repurchase plan.

During the three months ended March 31, 2012, we received 48,574 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may be purchased under the repurchase plan.

Item 6. Exhibits

Exhibit No.	Description
10.1	Executive Employment Agreement date February 13, 2012, between the Company and Merilee Raines (filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-19271 (“2011 Form 10-K”), and incorporated herein by reference).
10.2	Form of Executive Employment Agreement dated February 13, 2012, between the Company and each of William E. Brown III, PhD, Johnny D. Powers, PhD, and Michael J. Williams, PhD (filed as Exhibit 10.15 to 2011 Form 10-K, and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
†	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Merilee Raines
Date: April 20, 2012	Merilee Raines
Corporate Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1	Executive Employment Agreement date February 13, 2012, between the Company and Merilee Raines (filed as Exhibit 10.14 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-19271 (“2011 Form 10-K”), and incorporated herein by reference).
10.2	Form of Executive Employment Agreement dated February 13, 2012, between the Company and each of William E. Brown III, PhD, Johnny D. Powers, PhD, and Michael J. Williams, PhD (filed as Exhibit 10.15 to 2011 Form 10-K, and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.
†	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

