Form 10-Q
period 2012-06-30
IDEXX LABORATORIES INC /DE
filed 2012-07-20
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 000-19271

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 56,866,885 on July 10, 2012.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.      Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$201,813	$183,895
Accounts receivable, net of reserves of $3,030 in 2012 and $3,239 in 2011	147,159	141,275
Inventories	143,703	133,099
Deferred income tax assets	25,118	25,637
Other current assets	37,514	40,321
Total current assets	555,307	524,227
Long-Term Assets:
Property and equipment, net	220,580	216,777
Goodwill	170,929	172,610
Intangible assets, net	64,627	69,209
Other long-term assets, net	55,874	47,991
Total long-term assets	512,010	506,587
Total Assets	$1,067,317	$1,030,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,706	$36,551
Accrued liabilities	128,478	141,383
Line of credit	244,000	243,000
Current portion of long-term debt	945	917
Current portion of deferred revenue	16,022	15,028
Total current liabilities	419,151	436,879
Long-Term Liabilities:
Deferred income tax liabilities	21,557	23,288
Long-term debt, net of current portion	2,021	2,501
Long-term deferred revenue, net of current portion	13,387	10,823
Other long-term liabilities	21,260	17,730
Total long-term liabilities	58,225	54,342
Total liabilities	477,376	491,221

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.10 par value per share: Authorized: 120,000 shares; Issued: 99,693 and 99,229 shares in 2012 and 2011, respectively	9,970	9,923
Additional paid-in capital	726,619	702,575
Deferred stock units: Outstanding: 122 and 119 units in 2012 and 2011, respectively	4,776	4,688
Retained earnings	1,219,386	1,127,326
Accumulated other comprehensive income	8,858	15,443
Treasury stock, at cost: 44,828 and 44,128 shares in 2012 and 2011, respectively	(1,379,676)	(1,320,376)
Total IDEXX Laboratories, Inc. stockholders’ equity	589,933	539,579
Noncontrolling interest	8	14
Total stockholders’ equity	589,941	539,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,067,317	$1,030,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenue:
Product revenue	$212,221	$203,502	$416,388	$391,887
Service revenue	123,428	114,360	241,937	218,647
Total revenue	335,649	317,862	658,325	610,534
Cost of Revenue:
Cost of product revenue	78,470	77,457	153,682	151,162
Cost of service revenue	72,490	66,372	145,180	130,414
Total cost of revenue	150,960	143,829	298,862	281,576
Gross profit	184,689	174,033	359,463	328,958

Expenses:
Sales and marketing	54,539	50,974	112,171	101,959
General and administrative	34,275	33,140	70,453	65,736
Research and development	20,058	18,621	40,615	36,433
Income from operations	75,817	71,298	136,224	124,830
Interest expense	(926)	(782)	(2,119)	(1,510)
Interest income	480	419	916	788
Income before provision for income taxes	75,371	70,935	135,021	124,108
Provision for income taxes	24,051	22,281	42,967	38,848
Net income	51,320	48,654	92,054	85,260
Less: Net income (loss) attributable to noncontrolling interest	3	(3)	(6)	(9)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$51,317	$48,657	$92,060	$85,269

Earnings per Share:
Basic	$0.93	$0.85	$1.67	$1.49
Diluted	$0.91	$0.83	$1.63	$1.45
Weighted Average Shares Outstanding:
Basic	55,079	57,276	55,143	57,366
Diluted	56,211	58,727	56,345	58,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$51,320	$48,654	$92,054	$85,260
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(10,301)	5,438	(4,673)	13,579
Unrealized (loss) gain on investments, net of tax (benefit) expense of ($32) and $33 in 2012 and ($7) and $26 in 2011	(56)	(10)	55	45
Unrealized (loss) gain on derivative instruments:
Unrealized gain (loss), net of tax expense (benefit) of $493 and $59 in 2012 and ($164) and ($1,593) in 2011	1,261	(352)	355	(3,534)
Less: reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of ($698) and ($1,039) in 2012 and $840 and $1,365 in 2011	(1,527)	1,805	(2,322)	2,911
Unrealized (loss) gain on derivative instruments	(266)	1,453	(1,967)	(623)
Other comprehensive (loss) income, net of tax	(10,623)	6,881	(6,585)	13,001
Comprehensive income	40,697	55,535	85,469	98,261
Less: comprehensive income (loss) attributable to noncontrolling interest	3	(3)	(6)	(9)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$40,694	$55,538	$85,475	$98,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

Cash Flows from Operating Activities:
Net income	$92,054	$85,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,691	23,343
Loss on disposal of property and equipment	145	326
Increase in deferred compensation liability	88	71
Provision for uncollectible accounts	195	683
(Benefit of) provision for deferred income taxes	(1,333)	2,392
Share-based compensation expense	7,672	7,501
Tax benefit from share-based compensation arrangements	(5,946)	(10,854)
Changes in assets and liabilities:
Accounts receivable	(8,192)	(24,213)
Inventories	(12,896)	(5,692)
Other assets	(2,836)	7,293
Accounts payable	(6,759)	7,002
Accrued liabilities	(12,819)	(5,171)
Deferred revenue	3,736	369
Net cash provided by operating activities	78,800	88,310
Cash Flows from Investing Activities:
Purchases of property and equipment	(24,301)	(26,173)
Proceeds from disposition of pharmaceutical product lines	3,000	3,000
Proceeds from sale of property and equipment	45	218
Acquisitions of intangible asset	(900)	-
Net cash used by investing activities	(22,156)	(22,955)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	1,000	3,486
Payment of notes payable	(452)	(425)
Repurchases of common stock	(55,006)	(98,419)
Proceeds from exercises of stock options and employee stock purchase plans	10,247	19,367
Tax benefit from share-based compensation arrangements	5,946	10,854
Net cash used by financing activities	(38,265)	(65,137)
Net effect of changes in exchange rates on cash	(461)	2,265
Net increase in cash and cash equivalents	17,918	2,483
Cash and cash equivalents at beginning of period	183,895	156,915
Cash and cash equivalents at end of period	$201,813	$159,398

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Note 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the six months ended June 30, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, except for our significant accounting policies related to revenue recognition. Effective January 1, 2012, revenue from substantially all U.S. distributors is recognized upon delivery to the distributor because title and risk of loss remains with IDEXX until the product is delivered. Prior to January 1, 2012, we recognized revenue at the time of shipment to U.S. distributors because title and risk of loss passed to the distributors on delivery to the common carrier. This change did not have a material impact on our financial statements.

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

New Accounting Pronouncements Not Yet Adopted

In December 2011, the FASB issued an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements in that entities will be required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. We do not expect the adoption of this accounting pronouncement to have a material impact on our financial statements.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three and six months ended June 30, 2012 totaled $1.1 million and $16.8 million, respectively, compared to $2.4 million and $23.6 million for the three and six months ended June 30, 2011, respectively.

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at June 30, 2012 was $38.8 million, which will be recognized over a weighted average period of approximately 2.0 years.

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

	For the Six Months Ended June 30,
	2012	2011

Expected stock price volatility	34%	33%
Expected term, in years	4.6	4.8
Risk-free interest rate	0.8%	2.3%

Weighted average fair value of options granted	$26.32	$24.87

Note 4.      Inventories

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2012	2011

Raw materials	$30,385	$28,338
Work-in-process	15,402	14,892
Finished goods	97,916	89,869
	$143,703	$133,099

Note 5.      Goodwill and Intangible Assets, NET

The decrease in goodwill during the six months ended June 30, 2012 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the six months ended June 30, 2012 resulted from the continued amortization of our intangible assets and, to a lesser extent, changes in foreign currency exchange rates. This decrease was partly offset by the acquisition of a product right during the six months ended June 30, 2012.

NOTE 6.      Other NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011

Investment in long-term product supply arrangements	$11,849	$12,091
Customer acquisition costs, net	23,897	21,075
Other assets	20,128	14,825
	$55,874	$47,991

Note 7.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Accrued expenses	$36,692	$40,472
Accrued employee compensation and related expenses	40,270	51,373
Accrued taxes	20,019	17,654
Accrued customer programs	31,497	31,884
	$128,478	$141,383

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

The following is a summary of changes in accrued warranty reserves for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Balance, beginning of period	$1,573	$1,763	$1,693	$2,196
Provision for warranty expense	576	711	1,112	1,233
Change in estimate, balance beginning of period	(37)	(146)	(99)	(237)
Settlement of warranty liability	(613)	(653)	(1,207)	(1,517)
Balance, end of period	$1,499	$1,675	$1,499	$1,675

Note 9.      Repurchases of common STOCK

The following is a summary of our open market common stock repurchases for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Shares repurchased	319	759	652	1,297
Total cost of shares repurchased	$27,376	$58,479	$55,006	$98,419
Average cost per share	$85.84	$77.08	$84.32	$75.89

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units. The number of shares acquired through employee surrenders during both the three months ended June 30, 2012 and 2011 was not material. We acquired 50,172 shares at a total cost of $4.4 million in connection with such employee surrenders during the six months ended June 30, 2012 compared to 53,015 shares at a total cost of $4.1 million during the six months ended June 30, 2011.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the six months ended June 30, 2012 and 2011 was not material.

Note 10.       Income Taxes

Our effective income tax rates were 31.9% and 31.8% for the three and six months ended June 30, 2012 compared to 31.4% and 31.3% for the three and six months ended June 30, 2011. The increase in our effective income tax rate was due primarily to federal research and development tax incentives that were not available during the three and six months ended June 30, 2012 but were available during the same periods of the prior year, partly offset by a decrease in the effective income tax rates in international jurisdictions in which we operate.

Note 11.      ACCUMULATED OTHER Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

	For the Six Months Ended June 30, 2012
	Unrealized loss on investments, net of tax	Unrealized gain on derivative instruments, net of tax	Cumulative translation adjustment
Beginning balance	$(287)	$3,206	$12,524
Current-period other comprehensive income (loss)	55	(1,967)	(4,673)
Ending balance	$(232)	$1,239	$7,851

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Shares outstanding for basic earnings per share	55,079	57,276	55,143	57,366

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	55,079	57,276	55,143	57,366
Dilutive effect of share-based payment awards	1,132	1,451	1,202	1,568
	56,211	58,727	56,345	58,934

Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Weighted average number of shares underlying anti-dilutive options	757	617	689	513

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

We continue to believe that our marketing and sales practices for companion animal veterinary products and services do not violate applicable antitrust laws. We are choosing to attempt to make the modification described above because we believe it will help us avoid long and costly litigation, and that our business will not be materially adversely affected.

Other significant commitments, contingencies and guarantees at June 30, 2012 are consistent with those discussed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following is a summary of segment performance for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2012
Revenue	$278,294	$21,983	$23,060	$12,312	$-	$335,649

Income (loss) from operations	$59,768	$10,196	$5,810	$250	$(207)	$75,817
Interest expense, net						(446)
Income before provision for income taxes						75,371
Provision for income taxes						24,051
Net income						51,320
Less: Net income attributable to noncontrolling interest						3
Net income attributable to IDEXX Laboratories, Inc. stockholders						$51,317

2011
Revenue	$259,734	$21,510	$25,367	$11,251	$-	$317,862

Income (loss) from operations	$58,270	$8,401	$7,176	$309	$(2,858)	$71,298
Interest expense, net						(363)
Income before provision for income taxes						70,935
Provision for income taxes						22,281
Net income						48,654
Less: Net loss attributable to noncontrolling interest						(3)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$48,657

	For the Six Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2012
Revenue	$546,367	$41,565	$45,242	$25,151	$-	$658,325

Income (loss) from operations	$106,686	$18,491	$11,076	$788	$(817)	$136,224
Interest expense, net						(1,203)
Income before provision for income taxes						135,021
Provision for income taxes						42,967
Net income						92,054
Less: Net loss attributable to noncontrolling interest						(6)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$92,060

2011
Revenue	$500,323	$40,475	$49,306	$20,430	$-	$610,534

Income (loss) from operations	$101,242	$15,348	$14,326	$(241)	$(5,845)	$124,830
Interest expense, net						(722)
Income before provision for income taxes						124,108
Provision for income taxes						38,848
Net income						85,260
Less: Net loss attributable to noncontrolling interest						(9)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$85,269

The following is a summary of revenue by product and service category for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
CAG segment revenue:
Instruments and consumables	$104,243	$98,603	$206,240	$192,490
Rapid assay products	45,577	44,193	89,241	82,810
Reference laboratory diagnostic and consulting services	106,385	99,087	208,247	188,215
Practice management and digital imaging systems	22,089	17,851	42,639	36,808
CAG segment revenue	278,294	259,734	546,367	500,323

Water segment revenue	21,983	21,510	41,565	40,475
LPD segment revenue	23,060	25,367	45,242	49,306
Other segment revenue	12,312	11,251	25,151	20,430

Total revenue	$335,649	$317,862	$658,325	$610,534

Note 15.      FAIR VALUE MEASUREMENTS

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the entity can access at the measurement date.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the six months ended June 30, 2012. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2012.

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

The amount outstanding under our unsecured revolving credit facility (“Credit Facility”), notes receivable and long-term debt are not measured at fair value in our accompanying condensed consolidated balance sheets. We determine the fair value of the amount outstanding under our Credit Facility, notes receivable and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using level 2 inputs, while our notes receivable, representing a strategic investment in a privately held company with a carrying value of $4.4 million as of June 30, 2012, is valued using level 3 inputs. The results of these calculations yield fair values that approximate carrying values.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at June 30, 2012 and at December 31, 2011 by level within the fair value hierarchy (in thousands):

As of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012

Assets
Money market funds(1)	$127,285	$-	$-	$127,285
Equity mutual funds(2)	2,155	-	-	2,155
Foreign currency exchange contracts(3)	-	5,640	-	5,640
Liabilities
Foreign currency exchange contracts(3)	-	1,227	-	1,227
Deferred compensation(4)	2,155	-	-	2,155
Interest rate swaps(5)	-	2,275	-	2,275

As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011

Assets
Money market funds(1)	$88,525	$-	$-	$88,525
Equity mutual funds(2)	2,056	-	-	2,056
Foreign currency exchange contracts(3)	-	6,841	-	6,841
Liabilities
Foreign currency exchange contracts(3)	-	1,753	-	1,753
Deferred compensation(4)	2,056	-	-	2,056
Interest rate swaps(5)	-	1,417	-	1,417

(1)	Money market funds are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of June 30, 2012 and December 31, 2011 consisted of demand deposits.
(2)	Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets, net. See number (4) below for a discussion of the related deferred compensation liability.
(3)	Foreign currency exchange contracts are included within other current assets; other long-term assets, net; accrued liabilities; or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.
(4)	Deferred compensation plans are included within other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in number (2) above.
(5)	Interest rate swaps are included within accrued liabilities.

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

We did not de-designate any instruments from hedge accounting treatment during the three and six months ended June 30, 2012 or 2011. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2012 and 2011 were not material. At June 30, 2012, the estimated amount of net gains that are expected to be reclassified out of accumulated OCI and into earnings within the next 12 months is $1.2 million if exchange and interest rates do not fluctuate from the levels at June 30, 2012.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany inventory purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year.

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

The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	June 30,	December 31,
	2012	2011

Euro	$63,358	$68,275
British pound	24,433	25,260
Canadian dollar	20,482	19,902
Australian dollar	12,359	12,417
Japanese yen	17,634	18,005
	$138,266	$143,859

Currency Purchased	U.S. Dollar Equivalent
	June 30,	December 31,
	2012	2011

Swiss franc	$14,648	$17,909

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	June 30,	December 31,
	2012	2011

Interest rate swaps commencing March 31, 2010 and expiring March 30, 2012	$-	$80,000
Interest rate swap commencing March 30, 2012 and expiring June 30, 2016	$40,000	$40,000
Interest rate swap commencing March 28, 2013 and expiring June 30, 2016	$40,000	$40,000

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

		Asset Derivatives
		June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$4,855	$6,841
Foreign currency exchange contracts	Other long-term assets, net	785	-
Total derivative instruments		$5,640	$6,841

		Liability Derivatives
		June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued expenses	$1,056	$1,753
Foreign currency exchange contracts	Other long-term liabilities	171	-
Interest rate swaps	Accrued expenses	2,275	1,417
Total derivative instruments		$3,502	$3,170

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheet for the three and six months ended June 30, 2012 and 2011 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative instruments	2012	2011	2012	2011

Foreign currency exchange contracts, net of tax	$383	$1,276	$(1,428)	$(976)
Interest rate swaps, net of tax	(649)	177	(539)	353
Total derivative instruments, net of tax	$(266)	$1,453	$(1,967)	$(623)

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 consisted of the following (in thousands):

	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from OCI into Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative instruments	(Effective Portion)	2012	2011	2012	2011
Foreign currency exchange contracts	Cost of revenue	$2,337	$(2,286)	$3,823	$(3,577)
Interest rate swaps	Interest expense	(112)	(358)	(462)	(699)
Total derivative instruments		$2,225	$(2,644)	$3,361	$(4,276)

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

CAG develops, designs, manufactures and distributes products and performs services, primarily related to diagnostic and information management, for veterinarians. Water develops, designs, manufactures and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related instrumentation that are used to detect a wide range of diseases and to monitor health status in livestock and poultry. Dairy develops, designs, manufactures and distributes products to detect contaminants in milk. OPTI Medical develops, designs, manufactures and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. Further, OPTI Medical manufactures our VetStat® Electrolyte and Blood Gas Analyzer, a component of our Catalyst Dx® Analyzer and electrolyte consumables used with our Catalyst Dx® Analyzer.

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

Currency Impact. For both the three and six months ended June 30, 2012, approximately 25% of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies compared to 26% for both the three and six months ended June 30, 2011. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

The impact on revenue resulting from changes in foreign currency exchange rates is not a measure defined by generally accepted accounting principles in the United States of America (“U.S. GAAP”), otherwise referred to herein as a non-U.S. GAAP measure. We calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the current year period.

During the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, changes in foreign currency exchange rates decreased total company revenue by approximately $8.2 million, due primarily to the strengthening of the U.S. dollar against the Euro and, to a lesser extent, the Canadian dollar, Australian dollar and British pound.

During the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, changes in foreign currency exchange rates decreased total company revenue by approximately $9.8 million, due primarily to the strengthening of the U.S. dollar against the Euro and, to a lesser extent, the Canadian dollar and British pound.

Effects of Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions since mid-2008. In our CAG segment, we believe that low economic growth and relatively high unemployment have led to negative or cautious consumer sentiment, which has affected the number of patient visits with their respective owners to veterinary clinics. Based on data provided by a subset of our U.S. customers that use our practice management systems, we observed a slight improvement in the growth of patient visits in the fourth quarter of 2011 and in the first and second quarters of 2012 over the previous year periods, although the rate of improvement has not been steady. We believe that this data, though limited, provides a fair and meaningful representation of patient visit activity in the U.S. that may be indicative of a gradual but inconsistent improvement in the U.S. economic environment. In contrast, economic conditions in certain European countries remain challenging, which continues to negatively impact our CAG segment in particular.

We believe that the overall trend in patient visits since the beginning of the economic downturn has had a slightly negative impact on the growth rate of sales of rapid assay tests, instrument consumables and reference laboratory diagnostic and consulting services. In addition, we believe the rate of growth of sales of our instruments and digital radiography systems, which are larger capital purchases for veterinarians, has also been affected by continued caution among veterinarians regarding economic conditions. Weaker economic conditions since mid-2008 have also caused our customers to remain sensitive to the pricing of our products and services resulting in lower growth due to limited price increases for certain products.

We also believe that current economic conditions have affected purchasing decisions of our Water and LPD business customers. Lower water testing volumes have resulted from a decline in discretionary testing and a decline in mandated testing as a result of lower home and commercial construction. Fiscal difficulties in certain European countries have also reduced government funding for some water and livestock testing programs.

We believe that the diversity of our products and services, and the geographic diversity of our markets, has partially mitigated the effects of the economic environment and negative consumer sentiment on our revenue growth rates. Looking forward, we are cautiously optimistic that the improvements we began to see in the U.S. in the fourth quarter of 2011 are reflective of a gradual improvement in the macroeconomic environment that over time will further reduce these effects.

■ Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, except for our significant accounting policies related to revenue recognition. Effective January 1, 2012, revenue from substantially all U.S. distributors is recognized upon delivery to the distributor because title and risk of loss remains with IDEXX until the product is delivered. Prior to January 1, 2012, we recognized revenue at the time of shipment to U.S. distributors because title and risk of loss passed to the distributors on delivery to the common carrier. This change did not have a material impact on our financial statements. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

■ Results of Operations

The following revenue analysis and discussion reports on organic revenue growth. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

Organic revenue growth and the percentage changes in revenue from currency and acquisitions are non-U.S. GAAP measures. See the subsection above titled “Business Overview and Trends” for a description of the calculation of the percentage change in revenue resulting from changes in foreign currency exchange rates. The percentage change in revenue resulting from acquisitions represents incremental revenues attributable to acquisitions that have occurred since the beginning of the prior year period.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue

Total Company. The following table presents revenue by operating segment:

Net Revenue (dollars in thousands)	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

CAG	$278,294	$259,734	$18,560	7.1%	(2.5%)	1.4%	8.2%
Water	21,983	21,510	473	2.2%	(2.5%)	-	4.7%
LPD	23,060	25,367	(2,307)	(9.1%)	(5.3%)	-	(3.8%)
Other	12,312	11,251	1,061	9.4%	(1.5%)	-	10.9%
Total Company	$335,649	$317,862	$17,787	5.6%	(2.6%)	1.1%	7.1%

Companion Animal Group. The following table presents revenue by product and service category for CAG:

Net Revenue (dollars in thousands)	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

Instruments and consumables	$104,243	$98,603	$5,640	5.7%	(2.8%)	-	8.5%
Rapid assay products	45,577	44,193	1,384	3.1%	(1.1%)	-	4.2%
Reference laboratory diagnostic and consulting services	106,385	99,087	7,298	7.4%	(3.0%)	3.6%	6.8%
Practice management and digital imaging systems	22,089	17,851	4,238	23.7%	(0.4%)	-	24.1%
Net CAG revenue	$278,294	$259,734	$18,560	7.1%	(2.5%)	1.4%	8.2%

Instruments revenue was $23.3 million and $21.1 million for the three months ended June 30, 2012 and 2011, respectively. Consumables revenue was $68.9 million and $66.2 million for the three months ended June 30, 2012 and 2011, respectively. Instrument service and accessories revenue was $11.6 million and $11.0 million for the three months ended June 30, 2012 and 2011, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. Instruments revenue growth was due primarily to increased sales of our ProCyte Dx® and Catalyst Dx® instruments. Consumables revenue growth was due primarily to higher sales volumes of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument as customers continue to upgrade from our VetTest® instrument to our Catalyst Dx® instrument. Higher sales volumes of consumables used with our ProCyte Dx® instrument also contributed to the increase in consumables revenue. These favorable factors were partly offset by lower sales volumes of consumables used with our LaserCyte® instrument. Service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. The impact of changes in distributors’ inventory levels reduced instruments and consumables revenue growth by 2%.

The increase in rapid assay revenue was due primarily to higher average unit sales prices of our canine combination test products, partly offset by the unfavorable impact of changes in distributors’ inventory levels, which reduced revenue growth by 1%.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volumes. Higher testing volumes were driven by the acquisition of new customers due, in part, to geographic expansion and our customer loyalty programs in which customers are provided incentives in exchange for agreements to purchase services in future periods.

The increase in practice management and digital imaging systems revenue resulted primarily from an increase in placements of our digital imaging and practice management systems and higher support revenue.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volumes.

Livestock and Poultry Diagnostics. The decrease in LPD revenue resulted primarily from lower sales of Bovine Spongiform Encephalopathy (“BSE” or “mad cow disease”) tests resulting from the changes in European Union BSE testing requirements. Effective July 1, 2011, the age at which healthy cattle to be slaughtered are required to be tested for BSE in the European Union was increased from 48 months to 72 months, which is reducing the population of cattle tested for this disease.

Other. The increase in Other revenue was attributable primarily to higher sales volumes of our Dairy SNAP® tests used for the detection of antibiotic residue and, to a lesser extent, higher sales volumes of our Dairy SNAP® tests used for detection of the contaminant Aflatoxin M1 in milk.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

Gross Profit (dollars in thousands)	For the Three Months Ended June 30, 2012	Percent of Revenue	For the Three Months Ended June 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$147,908	53.1%	$138,332	53.3%	$9,576	6.9%
Water	14,794	67.3%	12,968	60.3%	1,826	14.1%
LPD	15,671	68.0%	17,335	68.3%	(1,664)	(9.6%)
Other	4,575	37.2%	4,742	42.2%	(167)	(3.5%)
Unallocated Amounts	1,741	N/A	656	N/A	1,085	N/A
Total Company	$184,689	55.0%	$174,033	54.8%	$10,656	6.1%

Companion Animal Group. Gross profit for CAG increased due to higher sales, partly offset by a slight decrease in the gross profit percentage to 53%. The decrease in the gross profit percentage was due primarily to lower relative sales of higher margin products and higher costs of service, partly offset by higher average unit sales prices driven by our canine combination rapid assay tests and the favorable impact of currency. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the three months ended June 30, 2012 compared to hedging losses during the same period of the prior year.

Water. Gross profit for Water increased due to higher sales and an increase in the gross profit percentage to 67% from 60%. The increase in the gross profit percentage was due primarily to the timing of certain manufacturing costs during the three months ended June 30, 2011. Lower freight and distribution costs and the favorable impact of currency also contributed to the increase in the gross profit percentage. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the three months ended June 30, 2012 compared to hedging losses during the same period of the prior year.

Livestock and Poultry Diagnostics. Gross profit for LPD decreased due to lower sales and a slight decrease in the gross profit percentage to 68%. The decrease in the gross profit percentage was due primarily to higher overall manufacturing costs driven by lower production volumes. This unfavorable impact was partly offset by the favorable impact of currency and higher relative sales of products that yield higher gross margins. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the three months ended June 30, 2012 compared to hedging losses during the same period of the prior year.

Other. Gross profit for Other decreased as higher sales were more than offset by a decrease in the gross profit percentage to 37% from 42%. The decrease in the gross profit percentage was due to lower average unit sales prices in our OPTI Medical line of business and increased manufacturing, freight and distribution costs in our Dairy line of business.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to a decrease in certain manufacturing and personnel-related costs. With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The decrease in certain manufacturing costs was due primarily to the recognition of previously favorable production volume and purchase price variances incurred by our LPD business. With respect to personnel-related costs, we estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs for Unallocated Amounts is due primarily to lower self-insured health care costs during the three months ended June 30, 2012 compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

Operating Expenses (dollars in thousands)	For the Three Months Ended June 30, 2012	Percent of Revenue	For the Three Months Ended June 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$88,140	31.7%	$80,062	30.8%	$8,078	10.1%
Water	4,598	20.9%	4,567	21.2%	31	0.7%
LPD	9,861	42.8%	10,159	40.1%	(298)	(2.9%)
Other	4,325	35.1%	4,433	39.4%	(108)	(2.4%)
Unallocated Amounts	1,948	N/A	3,514	N/A	(1,566)	(44.6%)
Total Company	$108,872	32.4%	$102,735	32.3%	$6,137	6.0%

Operating Income (dollars in thousands)	For the Three Months Ended June 30, 2012	Percent of Revenue	For the Three Months Ended June 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$59,768	21.5%	$58,270	22.4%	$1,498	2.6%
Water	10,196	46.4%	8,401	39.1%	1,795	21.4%
LPD	5,810	25.2%	7,176	28.3%	(1,366)	(19.0%)
Other	250	2.0%	309	2.8%	(59)	(19.1%)
Unallocated Amounts	(207)	N/A	(2,858)	N/A	2,651	92.8%
Total Company	$75,817	22.6%	$71,298	22.4%	$4,519	6.3%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended June 30, 2012	Percent of Revenue	For the Three Months Ended June 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$46,141	16.6%	$42,424	16.3%	$3,717	8.8%
General and administrative	28,346	10.2%	25,829	9.9%	2,517	9.7%
Research and development	13,653	4.9%	11,809	4.6%	1,844	15.6%
Total operating expenses	$88,140	31.7%	$80,062	30.8%	$8,078	10.1%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, partly offset by the favorable impact of changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from higher personnel-related costs, an increase in costs attributable to investments in information technology and higher amortization expense of our intangible assets. These unfavorable impacts were partly offset by the favorable impact of changes in foreign currency exchange rates. The increase in research and development expense resulted primarily from increased personnel-related costs and higher external consulting and development costs.

Water. The following table presents Water operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended June 30, 2012	Percent of Revenue	For the Three Months Ended June 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$2,449	11.1%	$2,351	10.9%	$98	4.2%
General and administrative	1,505	6.8%	1,577	7.3%	(72)	(4.6%)
Research and development	644	2.9%	639	3.0%	5	0.8%
Total operating expenses	$4,598	20.9%	$4,567	21.2%	$31	0.7%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs. The decrease in general and administrative expense was due primarily to lower personnel-related costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended June 30, 2012	Percent of Revenue	For the Three Months Ended June 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$4,179	18.1%	$4,102	16.2%	$77	1.9%
General and administrative	2,834	12.3%	3,131	12.3%	(297)	(9.5%)
Research and development	2,848	12.4%	2,926	11.5%	(78)	(2.7%)
Total operating expenses	$9,861	42.8%	$10,159	40.1%	$(298)	(2.9%)

The increase in sales and marketing expense resulted primarily from increased spending on promotional activities and higher personnel-related costs, partly offset by the favorable impact of changes in foreign currency exchange rates. The decrease in general and administrative expense resulted primarily from a decrease in intangible asset amortization. These favorable impacts were partly offset by higher personnel related costs and an increase in costs attributable to investments in information technology. The decrease in research and development expense was due primarily to a decrease in personnel-related costs.

Other. Operating expenses for Other decreased $0.1 million to $4.3 million for the three months ended June 30, 2012 due primarily to lower research and development costs in our OPTI Medical and Dairy lines of business, partly offset by higher personnel-related costs in our OPTI Medical line of business.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $1.6 million to $1.9 million for the three months ended June 30, 2012 due primarily to lower legal and other professional fees incurred in connection with the U.S. Federal Trade Commission (“FTC”) investigation, a decrease in corporate support function expenses, lower personnel-related costs and the absence of legal and other fees incurred in connection with the United Kingdom Office of Fair Trading (“OFT”) investigation as this investigation concluded in November 2011. These favorable factors were partly offset by certain foreign exchange losses during the three months ended June 30, 2012 compared to gains during the same period of the prior year. We estimate corporate support function expenses and certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs for Unallocated Amounts is due primarily to lower self-insured health care costs during the three months ended June 30, 2012 compared to the same period of the prior year. The FTC investigation is discussed in more detail under the heading “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Interest Income and Interest Expense

Interest income was $0.5 million for the three months ended June 30, 2012 compared to $0.4 million for the same period of the prior year.

Interest expense was $0.9 million for the three months ended June 30, 2012 compared to $0.8 million for the same period of the prior year.

Provision for Income Taxes

Our effective income tax rate was 31.9% for the three months ended June 30, 2012 compared to 31.4% for the three months ended June 30, 2011. The increase in our effective income tax rate was due primarily to federal research and development tax incentives that were not available during the three months ended June 30, 2012 but were available during the same period of the prior year, partly offset by a decrease in the effective income tax rates in international jurisdictions in which we operate.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following revenue analysis and discussion reports on organic revenue growth. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

Organic revenue growth and the percentage changes in revenue from currency and acquisitions are non-U.S. GAAP measures. See the subsection above titled “Business Overview and Trends” for a description of the calculation of the percentage change in revenue resulting from changes in foreign currency exchange rates. The percentage change in revenue resulting from acquisitions represents incremental revenues attributable to acquisitions that have occurred since the beginning of the prior year period.

Revenue

Total Company. The following table presents revenue by operating segment:

Net Revenue (dollars in thousands)	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

CAG	$546,367	$500,323	$46,044	9.2%	(1.5%)	1.4%	9.3%
Water	41,565	40,475	1,090	2.7%	(1.5%)	-	4.2%
LPD	45,242	49,306	(4,064)	(8.2%)	(3.5%)	-	(4.7%)
Other	25,151	20,430	4,721	23.1%	(0.5%)	-	23.6%
Total Company	$658,325	$610,534	$47,791	7.8%	(1.7%)	1.2%	8.3%

Companion Animal Group. The following table presents revenue by product and service category for CAG:

Net Revenue (dollars in thousands)	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

Instruments and consumables	$206,240	$192,490	$13,750	7.1%	(1.7%)	-	8.8%
Rapid assay products	89,241	82,810	6,431	7.8%	(0.6%)	-	8.4%
Reference laboratory diagnostic and consulting services	208,247	188,215	20,032	10.6%	(1.9%)	3.8%	8.7%
Practice management and digital imaging systems	42,639	36,808	5,831	15.8%	(0.2%)	-	16.0%
Net CAG revenue	$546,367	$500,323	$46,044	9.2%	(1.5%)	1.4%	9.3%

Instruments revenue was $43.8 million and $40.1 million for the six months ended June 30, 2012 and 2011, respectively. Consumables revenue was $138.7 million and $130.2 million for the six months ended June 30, 2012 and 2011, respectively. Instrument service and accessories revenue was $22.7 million and $21.6 million for the six months ended June 30, 2012 and 2011, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. Instruments revenue growth was due primarily to increased sales of our ProCyte Dx® and Catalyst Dx® instruments. Consumables revenue growth was due primarily to higher sales volumes of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument as customers continue to upgrade from our VetTest® instrument to our Catalyst Dx® instrument. Higher sales volumes of consumables used with our ProCyte Dx® instrument also contributed to the increase in consumables revenue. These favorable factors were partly offset by lower sales volumes of consumables used with our LaserCyte® instrument. Service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. The impact of changes in distributors’ inventory levels reduced instruments and consumables revenue growth by 1%.

The increase in rapid assay revenue was due primarily to higher sales of our canine combination test products and the favorable impact of changes in distributors’ inventory levels worldwide, which contributed 1% to revenue growth. Higher sales of our canine combination test products were driven primarily by higher average unit sales prices.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volumes. Higher testing volumes were driven by the acquisition of new customers due, in part, to geographic expansion and our customer loyalty programs in which customers are provided incentives in exchange for agreements to purchase services in future periods.

The increase in practice management and digital imaging systems revenue resulted primarily from an increase in placements of our practice management and digital imaging systems and an increase in support and service revenue.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volumes.

Livestock and Poultry Diagnostics. The decrease in LPD revenue resulted primarily from lower sales of BSE tests resulting from the changes in European Union BSE testing requirements and, to a lesser extent, lower relative sales in geographies where products are sold at higher average unit sales prices. Effective July 1, 2011, the age at which healthy cattle to be slaughtered are required to be tested for BSE in the European Union was increased from 48 months to 72 months, which is reducing the population of cattle tested for this disease.

Other. The increase in Other revenue was attributable primarily to higher sales volumes of our Dairy SNAP® tests used for the detection of antibiotic residue and the contaminant Aflatoxin M1 in milk. Higher revenue associated with our remaining pharmaceutical out-licensing arrangements and higher sales of our OPTI Medical consumables and instruments also contributed to the increase in revenue.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

Gross Profit (dollars in thousands)	For the Six Months Ended June 30, 2012	Percent of Revenue	For the Six Months Ended June 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$287,309	52.6%	$261,683	52.3%	$25,626	9.8%
Water	27,761	66.8%	24,359	60.2%	3,402	14.0%
LPD	30,853	68.2%	33,882	68.7%	(3,029)	(8.9%)
Other	9,892	39.3%	8,484	41.5%	1,408	16.6%
Unallocated Amounts	3,648	N/A	550	N/A	3,098	N/A
Total Company	$359,463	54.6%	$328,958	53.9%	$30,505	9.3%

Companion Animal Group. Gross profit for CAG increased due to higher sales and a slight increase in the gross profit percentage to 53%. The increase in the gross profit percentage was due primarily to the favorable impact of currency, higher average unit sales prices of our canine combination rapid assay tests and lower overall manufacturing costs driven by the production of our instruments and consumables. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the six months ended June 30, 2012 compared to hedging losses during the same period of the prior year. These favorable factors were partly offset by lower relative sales of higher margin products and increased costs of service.

Water. Gross profit for Water increased due to higher sales and an increase in the gross profit percentage to 67% from 60%. The increase in the gross profit percentage was due primarily to the timing of certain manufacturing costs during the six months ended June 30, 2011. Lower freight and distribution costs and the favorable impact of currency also contributed to the increase in the gross profit percentage. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the six months ended June 30, 2012 compared to hedging losses during the same period of the prior year.

Livestock and Poultry Diagnostics. Gross profit for LPD decreased due to lower sales and a slight decrease in the gross profit percentage to 68%. The decrease in the gross profit percentage was due primarily to higher overall manufacturing costs driven by lower production volumes. This unfavorable impact was partly offset by the favorable impact of currency and higher relative sales of products that yield higher gross margins. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the six months ended June 30, 2012 compared to hedging losses during the same period of the prior year.

Other. Gross profit for Other increased due to higher sales, partly offset by a decrease in the gross profit percentage to 39% from 42%. The decrease in the gross profit percentage was due to lower average unit sales prices, driven by our OPTI Medical line of business, and higher distribution and freight costs in our OPTI Medical and Dairy lines of business. These unfavorable factors were partly offset by lower overall manufacturing costs in our Dairy line of business driven by increased production volumes of our SNAP® tests.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to a decrease in certain manufacturing and personnel-related costs. With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The decrease in certain manufacturing costs was due primarily to the recognition of previously favorable production volume and purchase price variances incurred by our LPD business.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

Operating Expenses (dollars in thousands)	For the Six Months Ended June 30, 2012	Percent of Revenue	For the Six Months Ended June 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$180,623	33.1%	$160,441	32.1%	$20,182	12.6%
Water	9,270	22.3%	9,011	22.3%	259	2.9%
LPD	19,777	43.7%	19,556	39.7%	221	1.1%
Other	9,104	36.2%	8,725	42.7%	379	4.3%
Unallocated Amounts	4,465	N/A	6,395	N/A	(1,930)	(30.2%)
Total Company	$223,239	33.9%	$204,128	33.4%	$19,111	9.4%

Operating Income (dollars in thousands)	For the Six Months Ended June 30, 2012	Percent of Revenue	For the Six Months Ended June 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$106,686	19.5%	$101,242	20.2%	$5,444	5.4%
Water	18,491	44.5%	15,348	37.9%	3,143	20.5%
LPD	11,076	24.5%	14,326	29.1%	(3,250)	(22.7%)
Other	788	3.1%	(241)	(1.2%)	1,029	427.0%
Unallocated Amounts	(817)	N/A	(5,845)	N/A	5,028	86.0%
Total Company	$136,224	20.7%	$124,830	20.5%	$11,394	9.1%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Six Months Ended June 30, 2012	Percent of Revenue	For the Six Months Ended June 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$95,603	17.5%	$85,758	17.1%	$9,845	11.5%
General and administrative	57,270	10.5%	51,217	10.2%	6,053	11.8%
Research and development	27,750	5.1%	23,466	4.7%	4,284	18.3%
Total operating expenses	$180,623	33.1%	$160,441	32.1%	$20,182	12.6%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense was due primarily to higher personnel-related costs, an increase in costs attributable to investments in information technology and higher amortization expense of our intangible assets. These unfavorable impacts were partly offset by the favorable impact of changes in foreign currency exchange rates. The increase in research and development expense resulted primarily from higher external consulting and development costs and increased personnel-related costs.

Water. The following table presents Water operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Six Months Ended June 30, 2012	Percent of Revenue	For the Six Months Ended June 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$4,883	11.7%	$4,666	11.5%	$217	4.7%
General and administrative	3,106	7.5%	3,183	7.9%	(77)	(2.4%)
Research and development	1,281	3.1%	1,162	2.9%	119	10.2%
Total operating expenses	$9,270	22.3%	$9,011	22.3%	$259	2.9%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs. The decrease in general and administrative expense was due primarily to lower personnel-related costs. The increase in research and development expense was due primarily to higher personnel-related costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Six Months Ended June 30, 2012	Percent of Revenue	For the Six Months Ended June 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$8,067	17.8%	$7,804	15.8%	$263	3.4%
General and administrative	6,032	13.3%	6,126	12.4%	(94)	(1.5%)
Research and development	5,678	12.6%	5,626	11.4%	52	0.9%
Total operating expenses	$19,777	43.7%	$19,556	39.7%	$221	1.1%

The increase in sales and marketing expense resulted primarily from an increase in personnel-related costs, partly offset by the favorable impact of changes in foreign currency exchange rates. The decrease in general and administrative expense resulted primarily from a decrease in intangible asset amortization. These favorable impacts were partly offset by an increase in costs attributable to investments in information technology and an increase in personnel-related costs.

Other. Operating expenses for Other increased $0.4 million to $9.1 million for the six months ended June 30, 2012 due primarily to higher personnel-related costs in our OPTI Medical and Dairy lines of business.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $1.9 million to $4.5 million for the six months ended June 30, 2012 due primarily to lower personnel-related costs, the absence of legal and other fees incurred in connection with the OFT investigation as this investigation concluded in November 2011 and lower legal and other professional fees incurred in connection with the U.S. FTC investigation, which is discussed in more detail under the heading “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. We estimate certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs for Unallocated Amounts is due primarily to lower self-insured health care costs during the six months ended June 30, 2012 compared to the same period of the prior year. These favorable factors were partly offset by certain foreign exchange losses during the six months ended June 30, 2012 compared to gains during the same period of the prior year.

Interest Income and Interest Expense

Interest income was $0.9 million for the six months ended June 30, 2012 compared to $0.8 million for the same period of the prior year.

Interest expense was $2.1 million for the six months ended June 30, 2012 compared to $1.5 million for the same period of the prior year. The increase in interest expense was due primarily to higher average balances outstanding on our unsecured revolving credit facility (“Credit Facility”), partly offset by lower effective interest rates.

Provision for Income Taxes

Our effective income tax rate was 31.8% for the six months ended June 30, 2012, compared to 31.3% for the six months ended June 30, 2011. The increase in our effective income tax rate was due primarily to federal research and development tax incentives that were not available during the six months ended June 30, 2012 but were available during the same period of the prior year, partly offset by a decrease in the effective income tax rates in international jurisdictions in which we operate.

■ Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

■ Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our Credit Facility. At June 30, 2012 and December 31, 2011, we had $201.8 million and $183.9 million, respectively, of cash and cash equivalents, and working capital of $136.2 million and $87.3 million, respectively. Additionally, at June 30, 2012, we had remaining borrowing availability of $55.0 million under our $300 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Changes to this position could have adverse tax consequences. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at June 30, 2012, approximately $196 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. The amount of cash and cash equivalents held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily securing various obligations) was approximately $1.1 million. As of June 30, 2012, 41% of the cash and cash equivalents held by our foreign subsidiaries was invested in money market funds restricted to U.S. government and agency securities, 35% was held as bank deposits, 21% was invested in money market funds having investments in highly liquid investment-grade fixed-income securities, and 3% was invested in money market funds restricted to non-U.S. government securities corresponding to the investment currency. As of June 30, 2012, approximately 66% of the cash and cash equivalents held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011

Days sales outstanding(1)	41.9	42.7	41.0	43.1	41.2
Inventory turns(2)	1.8	1.8	1.8	1.7	1.7

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represents inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(dollars in thousands)	2012	2011	Dollar Change

Net cash provided by operating activities	$78,800	$88,310	$(9,510)
Net cash used by investing activities	(22,156)	(22,955)	799
Net cash used by financing activities	(38,265)	(65,137)	26,872
Net effect of changes in exchange rates on cash	(461)	2,265	(2,726)
Net increase in cash and cash equivalents	$17,918	$2,483	$15,435

Operating Activities. Cash provided by operating activities was $78.8 million for the six months ended June 30, 2012 as compared to $88.3 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share based compensation arrangements to a financing activity, was $124.5 million for the six months ended June 30, 2012 as compared to $119.6 million for the same period in 2011, resulting in incremental operating cash flows of $4.9 million driven primarily by the increase in net income. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $45.7 million and $31.3 million for the six months ended June 30, 2012 and 2011, respectively, resulting in an incremental decrease in cash of $14.4 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Six Months Ended June 30,
(dollars in thousands)	2012	2011	Dollar Change

Accounts receivable	$(8,192)	$(24,213)	$16,021
Inventories	(12,896)	(5,692)	(7,204)
Other assets	(2,836)	7,293	(10,129)
Accounts payable	(6,759)	7,002	(13,761)
Accrued liabilities	(12,819)	(5,171)	(7,648)
Deferred revenue	3,736	369	3,367
Tax benefit from share-based compensation arrangements	(5,946)	(10,854)	4,908
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(45,712)	$(31,266)	$(14,446)

Incremental cash used by accounts payable was due primarily to the timing of payments during the six months ended June 30, 2012 compared to the same period of the prior year. Incremental cash used by other assets was due primarily to a $6.3 million royalty prepayment during the first quarter of 2012. The decrease in accrued liabilities during the six months ended June 30, 2012 was more than the decrease during the same period of the prior year due primarily to a higher payout of annual bonuses during the first quarter of 2012 compared to the first quarter of 2011 in connection with employee incentive programs. The increase in inventory during the six months ended June 30, 2012 was more than the increase during the same period of the prior year due primarily to the timing of inventory receipts. The increase in accounts receivable during the six months ended June 30, 2012 was less than the increase during the same period of the prior year due primarily to the amount and timing of revenues and customer payments within the quarter.

We historically have experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year and for the annual period driven primarily by the payment of annual bonuses in connection with employee incentive programs in the first quarter following the year for which the bonuses were earned.

Investing Activities. Cash used by investing activities was $22.2 million for the six months ended June 30, 2012 compared to $23.0 million for the same period of the prior year. The decrease in cash used by investing activities was due primarily to the substantial completion in 2011 of investments in our Memphis, Tennessee facility and a decrease in investments in manufacturing equipment during the six months ended June 30, 2012 compared to the same period of the prior year. These decreases were partly offset by incremental investments in our suite of business software applications and related hardware during the six months ended June 30, 2012.

Our total capital expenditure plan for 2012 is approximately $60 million, which includes approximately $13 million for the expansion of our headquarters facility in Westbrook, Maine, approximately $16 million for investments in our suite of business software applications and related hardware and approximately $13 million for investments in our reference laboratory equipment and facilities.

Financing Activities. Cash used by financing activities was $38.3 million for the six months ended June 30, 2012 compared to cash used of $65.1 million for the same period in 2011. The decrease in cash used by financing activities was due primarily to a decrease in cash used to repurchase common stock, partly offset by less cash received from the exercise of stock options and employee stock purchase plans and related tax benefits.

At June 30, 2012, we had $244.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit issued related to our worker’s compensation policy covering claims for the years ending 2009 through 2012. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At June 30, 2012, we were in compliance with the covenants of the Credit Facility.

Cash used to repurchase shares of our common stock in the open market decreased by $43.4 million during the six months ended June 30, 2012 compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to June 30, 2012, we have repurchased 44.3 million shares. During the six months ended June 30, 2012, we purchased 0.7 million shares for an aggregate cost of $55.0 million compared to purchases of 1.3 million shares for an aggregate cost of $98.4 million during the six months ended June 30, 2011. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Cash proceeds from the exercise of stock options and employee stock purchase plans and the related tax benefits decreased by $14.0 million during the six months ended June 30, 2012 compared to the same period in 2011 due primarily to a decrease in the number of stock options exercised.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30, 2012 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, except for the FTC investigation as described in Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Item 4.      Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission (“the SEC”) in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2012, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.      Risk Factors

Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

The following discussion includes five revised risk factors (“Our Biologic Products Are Complex and Difficult to Manufacture, Which Could Negatively Affect Our Ability to Supply the Market,” “Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business,” “The Duration and Resolution of the FTC Investigation into Our Marketing and Sales Practices for Companion Animal Veterinary Products and Services are Unpredictable,” “Increase in Corporate Hospital Ownership and Prevalence of Buying Consortiums Could Negatively Affect Our Business” and “Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results”) that reflect developments subsequent to the discussion of those risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011. Further, we have added one risk factor (“The Impact of a Change in the Status of One of Our Distributors on Our Results of Operations is Uncertain”) that was not included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability

We currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include our Catalyst Dx® and VetTest® consumables; ProCyte Dx® hematology, IDEXX VetAutoread™ hematology, VetLyte® electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products, livestock and poultry diagnostic tests, dairy testing products and LaserCyte® hematology analyzers. To mitigate risks associated with sole and single source suppliers, we seek when possible to enter into long-term contracts that ensure an uninterrupted supply of products at predictable prices. However, some suppliers decline to enter into long-term contracts and we are required to purchase products on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of sole and single source products in the future, we may be unable to supply the market, which could have a material adverse effect on our results of operations.

Our Biologic Products Are Complex and Difficult to Manufacture, Which Could Negatively Affect Our Ability to Supply the Market

Many of our rapid assay, livestock and poultry diagnostic, water and dairy products are biologic products, which are products that include materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex due to the inherent variability of biological input materials and to the difficulty of controlling the interactions of these materials with other components of the products, with samples and with the environment. There can be no assurance that we will be able to maintain adequate sources of biological materials or that we will be able to consistently manufacture biologic products that satisfy applicable product release criteria. Further, products that meet release criteria at the time of manufacture may fall out of specification while in customer inventory, which could necessitate field actions that would require us to incur expenses associated with recalling products and providing customers with new products, and could damage customer relations. Our inability to produce or obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could result in our inability to supply the market with these products, which could have a material adverse effect on our results of operations.

A Weak Economy Could Result in Reduced Demand for Our Products and Services or Increased Customer Credit Risk

A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of patient visits with their respective owners to veterinary hospitals and the practices of veterinarians with respect to the recommendations for diagnostic testing, as well as the pet owner compliance with these recommendations. Economic weakness in our significant markets in recent years has caused and could continue to cause pet owners to skip or defer visits to veterinary hospitals or could affect their willingness to approve certain diagnostic tests, comply with a treatment plan or, even more fundamentally, continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments and systems. A decline in patient visits to the hospital, in the willingness of pet owners to treat certain health conditions or approve certain tests, in pet ownership in general, or in the inclination of veterinarians to recommend certain tests or make capital purchases could result in a decrease in sales of diagnostic products and services, which could have a material adverse effect on our results of operations.

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

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against non-U.S. currencies, and in particular the Euro, British pound, Canadian dollar, Japanese yen and Australian dollar, adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. For both the three and six months ended June 30, 2012, approximately 25% of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies compared to 26% for both the three and six months ended June 30, 2011. To mitigate such foreign currency exposure, we utilize non-speculative forward currency exchange contracts. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

We continue to believe that our marketing and sales practices for companion animal veterinary products and services do not violate applicable antitrust laws. We are choosing to attempt to make the modification described above because we believe it will help us avoid long and costly litigation, and that our business will not be materially adversely affected.

The Impact of a Change in the Status of One of Our Distributors on Our Results of Operations is Uncertain

The release of one of our distributors from our competitive products policy, as described in the risk factor above, likely will result in one or more of our competitors selling products through that distributor, which we expect will increase the field sales resources used by those competitors to sell their products. Under a modified agreement with that distributor, we expect to provide lower compensation to the distributor on sales of our products since we would no longer receive the benefits of the distributor’s exclusive focus on our products. We expect to reinvest savings from this lower rate of compensation in other sales and marketing resources and the selling efforts of our other distributors. We believe that the reallocation of these sales resources will help mitigate the potential effects of the loss of exclusive focus of the distributor and the additional field sales resources used by our competitors. However, there can be no assurances that we will be able to fully mitigate the competitive effects of the changes in the nature of our agreement with this distributor. Any reduction in the relative effectiveness of our selling efforts could have an adverse effect on our results of operations.

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

Increase in Corporate Hospital Ownership and Prevalence of Buying Consortiums Could Negatively Affect Our Business

An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include VCA Antech, Inc., National Veterinary Associates and Banfield Pet Hospital, each of which is currently a customer of IDEXX. A similar trend exists in the U.K. and may in the future also develop in other countries. Furthermore, an increasing percentage of individually owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums that we believe are positive for our business, decisions by larger corporate owners and buying consortiums, in particular Banfield Pet Hospital, to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations, which could be material. In addition, certain corporate owners, most notably VCA Antech, our primary competitor in the U.S. and Canadian markets for veterinary reference laboratory diagnostic services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally use their reference laboratory services almost exclusively and shift a large portion of their testing from in-clinic testing to their reference laboratories. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For both the three months and six months ended June 30, 2012, approximately 41% our revenue was attributable to sales of products and services to customers outside the U.S., compared to 43% for both the three and six months ended June 30, 2011. Various possible risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters and unexpected regulatory and economic or political changes in foreign markets. Further, prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. Our results of operations are also susceptible to changes in foreign currency exchange rates. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results of operations for that period.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1 to April 30, 2012	100,900	$86.15	100,900	3,953,326
May 1 to May 31, 2012	126,300	86.33	126,300	3,827,026
June 1 to June 30, 2012	93,298	84.78	91,700	3,735,326
Total	320,498	$85.82	318,900	3,735,326

Our board of directors has approved the repurchase of up to 48 million shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010 and October 12, 2011 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended June 30, 2012, and no repurchase plans expired during the period. Repurchases of 318,900 shares were made during the three months ended June 30, 2012 in transactions made pursuant to our repurchase plan.

During the three months ended June 30, 2012, we received 1,598 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may be purchased under the repurchase plan.

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

IDEXX LABORATORIES, INC.

/s/ Merilee Raines
Date: July 20, 2012	Merilee Raines
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document.

101.SCH†	XBRL Taxonomy Extension Schema Document.

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†	In accordance with Rule 406T of Regulation S-T, these interactive data files are deemed “not filed” for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under that section.

