Form 10-Q
period 2012-09-30
IDEXX LABORATORIES INC /DE
filed 2012-10-19
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 54,672,689 on October 9, 2012.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$221,441	$183,895
Accounts receivable, net of reserves of $3,618 in 2012 and $3,239 in 2011	141,374	141,275
Inventories	147,474	133,099
Deferred income tax assets	25,430	25,637
Other current assets	35,055	40,321
Total current assets	570,774	524,227
Long-Term Assets:
Property and equipment, net	231,639	216,777
Goodwill	174,614	172,610
Intangible assets, net	63,363	69,209
Other long-term assets, net	52,961	47,991
Total long-term assets	522,577	506,587
TOTAL ASSETS	$1,093,351	$1,030,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,728	$36,551
Accrued liabilities	134,664	141,383
Line of credit	232,000	243,000
Current portion of long-term debt	960	917
Current portion of deferred revenue	16,494	15,028
Total current liabilities	415,846	436,879
Long-Term Liabilities:
Deferred income tax liabilities	20,650	23,288
Long-term debt, net of current portion	1,776	2,501
Long-term deferred revenue, net of current portion	14,656	10,823
Other long-term liabilities	22,888	17,730
Total long-term liabilities	59,970	54,342
Total liabilities	475,816	491,221

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 99,914 and 99,229 shares in 2012 and 2011, respectively	9,991	9,923
Additional paid-in capital	742,022	702,575
Deferred stock units: Outstanding: 119 units in 2012 and 2011	4,616	4,688
Retained earnings	1,262,239	1,127,326
Accumulated other comprehensive income	14,579	15,443
Treasury stock, at cost: 45,215 and 44,128 shares in 2012 and 2011, respectively	(1,415,940)	(1,320,376)
Total IDEXX Laboratories, Inc. stockholders’ equity	617,507	539,579
Noncontrolling interest	28	14
Total stockholders’ equity	617,535	539,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,093,351	$1,030,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue:
Product revenue	$196,900	$191,334	$613,288	$583,221
Service revenue	118,575	109,620	360,512	328,267
Total revenue	315,475	300,954	973,800	911,488
Cost of Revenue:
Cost of product revenue	72,738	76,831	226,420	227,993
Cost of service revenue	72,102	65,456	217,282	195,870
Total cost of revenue	144,840	142,287	443,702	423,863
Gross profit	170,635	158,667	530,098	487,625

Expenses:
Sales and marketing	52,067	50,682	164,238	152,641
General and administrative	35,307	32,483	105,760	98,219
Research and development	20,349	19,406	60,964	55,839
Income from operations	62,912	56,096	199,136	180,926
Interest expense	(873)	(928)	(2,992)	(2,438)
Interest income	473	450	1,389	1,238
Income before provision for income taxes	62,512	55,618	197,533	179,726
Provision for income taxes	19,639	17,122	62,606	55,970
Net income	42,873	38,496	134,927	123,756
Less: Net income (loss) attributable to noncontrolling interest	20	(11)	14	(20)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$42,853	$38,507	$134,913	$123,776

Earnings per Share:
Basic	$0.78	$0.68	$2.45	$2.17
Diluted	$0.76	$0.66	$2.40	$2.11
Weighted Average Shares Outstanding:
Basic	54,938	56,699	55,074	57,141
Diluted	56,088	58,007	56,270	58,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$42,873	$38,496	$134,927	$123,756
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9,221	(12,780)	4,548	799
Unrealized gain (loss) on investments, net of tax expense (benefit) of $33 and $66 in 2012 and ($145) and ($119) in 2011	56	(246)	111	(201)
Unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain, net of tax (benefit) expense of ($1,294) and ($1,235) in 2012 and $1,781 and $188 in 2011	(2,684)	4,075	(2,329)	541
Less: reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of ($395) and ($1,434) in 2012 and $565 and $1,930 in 2011	(872)	1,192	(3,194)	4,103
Unrealized (loss) gain on derivative instruments	(3,556)	5,267	(5,523)	4,644
Other comprehensive income (loss), net of tax	5,721	(7,759)	(864)	5,242
Comprehensive income	48,594	30,737	134,063	128,998
Less: comprehensive income (loss) attributable to noncontrolling interest	20	(11)	14	(20)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$48,574	$30,748	$134,049	$129,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011

Cash Flows from Operating Activities:
Net income	$134,927	$123,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,490	35,388
Loss on disposal of property and equipment	194	481
Increase (decrease) in deferred compensation liability	176	(320)
Provision for uncollectible accounts	837	997
(Benefit of) provision for deferred income taxes	(1,861)	598
Share-based compensation expense	11,684	11,497
Tax benefit from share-based compensation arrangements	(10,182)	(14,009)
Changes in assets and liabilities:
Accounts receivable	255	(16,181)
Inventories	(18,078)	(9,732)
Other assets	539	3,056
Accounts payable	(4,893)	8,305
Accrued liabilities	(3,751)	16,664
Deferred revenue	5,151	3,018
Net cash provided by operating activities	153,488	163,518
Cash Flows from Investing Activities:
Purchases of property and equipment	(43,230)	(39,927)
Proceeds from disposition of pharmaceutical product lines	3,000	3,000
Proceeds from sale of property and equipment	45	223
Acquisitions of intangible asset	(900)	-
Acquisition of a business, net of cash acquired	-	(2,600)
Net cash used by investing activities	(41,085)	(39,304)
Cash Flows from Financing Activities:
(Payments) borrowings on revolving credit facilities, net	(11,000)	24,903
Payment of notes payable	(682)	(643)
Repurchases of common stock	(91,152)	(166,016)
Proceeds from exercises of stock options and employee stock purchase plans	17,156	26,080
Tax benefit from share-based compensation arrangements	10,182	14,009
Net cash used by financing activities	(75,496)	(101,667)
Net effect of changes in exchange rates on cash	639	2,037
Net increase in cash and cash equivalents	37,546	24,584
Cash and cash equivalents at beginning of period	183,895	156,915
Cash and cash equivalents at end of period	$221,441	$181,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission.

Note 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the nine months ended September 30, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, except for our significant accounting policies related to revenue recognition. Effective January 1, 2012, revenue from substantially all U.S. distributors is recognized upon delivery to the distributor because title and risk of loss remains with IDEXX until the product is delivered. Prior to January 1, 2012, we recognized revenue at the time of shipment to U.S. distributors because title and risk of loss passed to the distributors on delivery to the common carrier. This change did not have a material impact on our financial statements.

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

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three and nine months ended September 30, 2012 totaled $1.1 million and $17.9 million, respectively, compared to $0.2 million and $23.8 million for the three and nine months ended September 30, 2011, respectively.

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at September 30, 2012 was $36.3 million, which will be recognized over a weighted average period of approximately 1.8 years.

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

	For the Nine Months Ended
	September 30,
	2012	2011

Expected stock price volatility	34%	33%
Expected term, in years	4.6	4.8
Risk-free interest rate	0.8%	2.3%

Weighted average fair value of options granted	$26.37	$24.87

Note 4.      Inventories

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2012	2011

Raw materials	$30,873	$28,338
Work-in-process	16,852	14,892
Finished goods	99,749	89,869
	$147,474	$133,099

Note 5.       Goodwill and Intangible Assets, NET

The increase in goodwill during the nine months ended September 30, 2012 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the nine months ended September 30, 2012 resulted from the continued amortization of our intangible assets. This decrease was partly offset by the acquisition of a product right during the nine months ended September 30, 2012 and changes in foreign currency exchange rates.

NOTE 6.      Other NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011

Investment in long-term product supply arrangements	$10,750	$12,091
Customer acquisition costs, net	22,488	21,075
Other assets	19,723	14,825
	$52,961	$47,991

Note 7.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011

Accrued expenses	$39,932	$40,472
Accrued employee compensation and related expenses	50,801	51,373
Accrued taxes	14,890	17,654
Accrued customer programs	29,041	31,884
	$134,664	$141,383

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

The following is a summary of changes in accrued warranty reserves for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Balance, beginning of period	$1,499	$1,675	$1,693	$2,196
Provision for warranty expense	539	668	1,655	1,763
Change in estimate, balance beginning of period	7	(172)	(92)	(394)
Settlement of warranty liability	(613)	(604)	(1,824)	(1,998)
Balance, end of period	$1,432	$1,567	$1,432	$1,567

Note 9.      Repurchases of common STOCK

The following is a summary of our open market common stock repurchases for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Shares repurchased	386	886	1,038	2,183
Total cost of shares repurchased	$36,146	$67,597	$91,152	$166,016
Average cost per share	$93.76	$76.27	$87.82	$76.04

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units. The number of shares acquired through employee surrenders during both the three months ended September 30, 2012 and 2011 was not material. We acquired 51,484 shares at a total cost of $4.5 million in connection with such employee surrenders during the nine months ended September 30, 2012 compared to 54,940 shares at a total cost of $4.3 million during the nine months ended September 30, 2011.

            We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the nine months ended September 30, 2012 and 2011 was not material.

Note 10.      Income Taxes

            Our effective income tax rates were 31.4% and 31.7% for the three and nine months ended September 30, 2012 compared to 30.8% and 31.1% for the three and nine months ended September 30, 2011, respectively. The increase in our effective income tax rate was due primarily to federal research and development tax incentives that were not available during the three and nine months ended September 30, 2012 but were available during the same periods of the prior year.

Note 11.    ACCUMULATED OTHER Comprehensive Income

Accumulated other comprehensive income consisted of the following (in thousands):

	For the Nine Months Ended September 30, 2012
	Unrealized loss on investments, net of tax	Unrealized gain (loss) on derivatives instruments, net of tax	Cumulative translation adjustment

Beginning balance	$(287)	$3,206	$12,524
Current-period other comprehensive income (loss)	111	(5,523)	4,548
Ending balance	$(176)	$(2,317)	$17,072

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Shares outstanding for basic earnings per share:	54,938	56,699	55,074	57,141

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	54,938	56,699	55,074	57,141
Dilutive effect of share-based payment awards	1,150	1,308	1,196	1,495
	56,088	58,007	56,270	58,636

Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Weighted average number of shares underlying anti-dilutive options	380	665	713	566

Note 13.    Commitments, Contingencies and Guarantees

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, in January 2010, we received a letter from the U.S. Federal Trade Commission (“FTC”), stating that it was conducting an investigation to determine whether IDEXX or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter requested that we preserve all materials potentially relevant to this investigation. The letter stated that the FTC had not concluded that IDEXX or anyone else had violated Section 5 of the FTC Act. We received subpoenas from the FTC on April 15, 2010 and August 8, 2011, requesting that we provide the FTC with documents and information relevant to this investigation and we have cooperated fully with the FTC in its investigation.

Based on discussions with the FTC staff, we determined that their primary concern was that our relationships with the three largest U.S. distributors of companion animal products, referred to as the national distributors, limited access by our competitors to companion animal veterinary practices.  We also determined that their concerns could be addressed if one of these three national distributors was free to carry competitive products. In response to these concerns, in August 2012 we announced our intention to seek to modify our agreement with one of these distributors to eliminate our competitive products policy, which permits us to discontinue sale of our products in a particular product category to the distributor if the distributor sells competitive products in that product category. On September 28, 2012, we entered into such a modified agreement with MWI Veterinary Supply, Inc. (“MWI”) that will become effective January 1, 2013.  Under this modified agreement, MWI will be permitted to carry any competitive products without restriction or potential negative consequence.  This agreement was reviewed by the FTC staff prior to its execution by IDEXX and MWI to ensure that the agreement met the staff’s objective of ensuring that one national distributor had the right to carry competitive products without limitation.

We are currently negotiating the terms of a consent order with the FTC staff that we expect will require, among other things, that at least one national distributor will not be exclusive to IDEXX for the duration of the consent order, which is expected to be ten years.  If successfully negotiated with the staff, the consent order would need to be approved by the FTC Commissioners prior to effectiveness. We cannot provide any assurance that we will be able to successfully negotiate the consent order with the staff, or that the FTC Commissioners will approve the consent order.

If a consent order is not approved by the FTC Commissioners, we cannot provide any assurances that the FTC will not determine to file a complaint against IDEXX in the administrative law court within the FTC at some point in the future, or that we would be successful defending ourselves in such a proceeding. Were we to be unsuccessful in defending this proceeding and any applicable appeals, we could be subject to restrictions on certain of our marketing and sales practices, including on the terms included in our agreements with certain of our U.S. distributors. While we cannot be certain about what prospective remedies would be sought by the FTC in any such proceeding, we believe that any required changes in our marketing or sales practices would not have a material adverse effect on our financial statements.

We continue to believe that our marketing and sales practices for companion animal veterinary products and services do not violate applicable antitrust laws. We have chosen to enter into the modified agreement with MWI and negotiate a consent order with the FTC staff because we believe this course will help us avoid long and costly litigation, and that our business will not be materially adversely affected.

            Other significant commitments, contingencies and guarantees at September 30, 2012 are consistent with those discussed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

Note 14.     Segment Reporting

We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). We also operate two smaller operating segments that comprise products for milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our Dairy and OPTI Medical operating segments is combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments.

The following is a summary of segment performance for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2012
Revenue	$262,357	$22,223	$18,911	$11,984	$-	$315,475

Income (loss) from operations	$50,651	$10,128	$3,504	$(119)	$(1,252)	$62,912
Interest expense, net	(400)
Income before provision for income taxes	62,512
Provision for income taxes	19,639
Net income	42,873
Less: Net income attributable to noncontrolling interest	20
Net income attributable to IDEXX Laboratories, Inc. stockholders	$42,853

2011
Revenue	$248,074	$21,648	$20,675	$10,557	$-	$300,954

Income (loss) from operations	$44,296	$9,979	$3,648	$34	$(1,861)	$56,096
Interest expense, net	(478)
Income before provision for income taxes	55,618
Provision for income taxes	17,122
Net income	38,496
Less: Net loss attributable to noncontrolling interest	(11)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$38,507

	For the Nine Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2012
Revenue	$808,724	$63,788	$64,153	$37,135	$-	$973,800

Income (loss) from operations	$157,337	$28,619	$14,580	$669	$(2,069)	$199,136
Interest expense, net	(1,603)
Income before provision for income taxes	197,533
Provision for income taxes	62,606
Net income	134,927
Less: Net income attributable to noncontrolling interest	14
Net income attributable to IDEXX Laboratories, Inc. stockholders	$134,913

2011
Revenue	$748,397	$62,123	$69,981	$30,987	$-	$911,488

Income (loss) from operations	$145,137	$25,327	$17,974	$(207)	$(7,305)	$180,926
Interest expense, net	(1,200)
Income before provision for income taxes	179,726
Provision for income taxes	55,970
Net income	123,756
Less: Net loss attributable to noncontrolling interest	(20)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$123,776

The following is a summary of revenue by product and service category for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
CAG segment revenue:
Instruments and consumables	$101,325	$99,719	$307,565	$292,209
Rapid assay products	39,315	36,073	128,556	118,883
Reference laboratory diagnostic and consulting services	101,449	94,027	309,696	282,242
Practice management and digital imaging systems	20,268	18,255	62,907	55,063
CAG segment revenue	262,357	248,074	808,724	748,397

Water segment revenue	22,223	21,648	63,788	62,123
LPD segment revenue	18,911	20,675	64,153	69,981
Other segment revenue	11,984	10,557	37,135	30,987

Total revenue	$315,475	$300,954	$973,800	$911,488

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the nine months ended September 30, 2012. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2012.

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

            The amount outstanding under our unsecured revolving credit facility (“Credit Facility”), notes receivable and long-term debt are not measured at fair value in our accompanying condensed consolidated balance sheets. We determine the fair value of the amount outstanding under our Credit Facility, notes receivable and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using level 2 inputs, while our notes receivable, representing a strategic investment in a privately held company with a carrying value of $4.5 million as of September 30, 2012, is valued using level 3 inputs. The results of these calculations yield fair values that approximate carrying values.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at September 30, 2012 and at December 31, 2011 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of September 30, 2012	(Level 1)	(Level 2)	(Level 3)	September 30, 2012

Assets
Money market funds(1)	$134,536	$-	$-	$134,536
Equity mutual funds(2)	2,249	-	-	2,249
Foreign currency exchange contracts(3)	-	2,585	-	2,585
Liabilities
Foreign currency exchange contracts(3)	-	2,338	-	2,338
Deferred compensation(4)	2,249	-	-	2,249
Interest rate swaps(5)	-	2,798	-	2,798

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2011	(Level 1)	(Level 2)	(Level 3)	December 31, 2011

Assets
Money market funds(1)	$88,525	$-	$-	$88,525
Equity mutual funds(2)	2,056	-	-	2,056
Foreign currency exchange contracts(3)	-	6,841	-	6,841
Liabilities
Foreign currency exchange contracts(3)	-	1,753	-	1,753
Deferred compensation(4)	2,056	-	-	2,056
Interest rate swaps(5)	-	1,417	-	1,417

(1)	Money market funds are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of September 30, 2012 and December 31, 2011 was demand deposits.
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

We recognize all derivative instruments, including our foreign currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivative instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.  If a derivative instrument qualifies for hedge accounting, changes in the fair value of the derivative instrument from the effective portion of the hedge are deferred in other comprehensive income (“OCI”), net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We de-designate derivative instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in OCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We enter into master netting arrangements with the counterparties to our derivative transactions which permit outstanding receivables and payables with the counterparties to our derivative transactions to be offset in the event of default. We present our derivative assets and liabilities on a gross basis. All cash flows related to our foreign currency exchange contracts and interest rate swaps are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.

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

We did not de-designate any instruments from hedge accounting treatment during the three and nine months ended September 30, 2012 or 2011. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2012 and 2011 were not material.  At September 30, 2012, the estimated amount of net losses that are expected to be reclassified out of accumulated OCI and into earnings within the next 12 months is $2.2 million if exchange and interest rates do not fluctuate from the levels at September 30, 2012.

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

We have entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.36% plus the range of applicable interest rates (“Credit Spread”) through September 30, 2016. Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility will become effectively fixed at 1.64% plus the Credit Spread through September 30, 2016. Also on March 30, 2012, two of our forward fixed interest rate swap agreements expired. Under these agreements, the variable interest rate associated with $80 million of borrowings outstanding under the Credit Facility had been effectively fixed at 2% plus the Credit Spread above the London interbank offered rate.

The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	September 30,	December 31,
	2012	2011

Euro	$70,716	$68,275
British pound	26,505	25,260
Canadian dollar	24,279	19,902
Australian dollar	14,274	12,417
Japanese yen	18,335	18,005
	$154,109	$143,859

Currency Purchased	U.S. Dollar Equivalent
	September 30,	December 31,
	2012	2011

Swiss franc	$15,143	$17,909

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	September 30,	December 31,
	2012	2011

Interest rate swaps commencing March 31, 2010 and expiring March 30, 2012	$-	$80,000
Interest rate swap commencing March 30, 2012 and expiring June 30, 2016	$40,000	$40,000
Interest rate swap commencing March 28, 2013 and expiring June 30, 2016	$40,000	$40,000

The fair values of derivative instruments and their respective classification in the condensed consolidated balance sheet consisted of the following (in thousands):

		Asset Derivatives
		September 30,	December 31,
		2012	2011

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$2,332	$6,841
Foreign currency exchange contracts	Other long-term assets, net	253	-
Total derivative instruments		$2,585	$6,841

		Liability Derivatives
		September 30,	December 31,
		2012	2011

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued expenses	$1,900	$1,753
Foreign currency exchange contracts	Other long-term liabilities	438	-
Interest rate swaps	Accrued expenses	2,798	1,417
Total derivative instruments		$5,136	$3,170

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheet for the three and nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Derivative instruments	2012	2011	2012	2011

Foreign currency exchange contracts, net of tax	$(3,227)	$5,324	$(4,655)	$4,348
Interest rate swaps, net of tax	(329)	(57)	(868)	296
Total derivative instruments, net of tax	$(3,556)	$5,267	$(5,523)	$4,644

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three and nine months ended September 30, 2012 and 2011 consisted of the following (in thousands):

	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Reclassified from	For the Three Months Ended		For the Nine Months Ended
	OCI into Income	September 30,		September 30,
Derivative instruments	(Effective Portion)	2012	2011	2012	2011

Foreign currency exchange contracts	Cost of revenue	$1,379	$(1,385)	$5,202	$(4,962)
Interest rate swaps	Interest expense	(112)	(371)	(574)	(1,070)
Total derivative instruments		$1,267	$(1,756)	$4,628	$(6,032)

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

▪	Business Overview and Trends

Operating segments. We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). We also operate two smaller operating segments that comprise products for testing milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our Dairy and OPTI Medical operating segments is combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for financial information about our segments and the section entitled “Description of Business by Segment” under the heading “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional description of our segments.

CAG develops, designs, manufactures and distributes products and performs services, primarily related to diagnostics and information management, for veterinarians. Water develops, designs, manufactures and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related instrumentation that are used to detect a wide range of diseases and to monitor health status in livestock and poultry. Dairy develops, designs, manufactures and distributes products to detect contaminants in milk. OPTI Medical develops, designs, manufactures and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. Further, OPTI Medical manufactures our VetStat® Electrolyte and Blood Gas Analyzer, a component of our Catalyst Dx®  Analyzer and electrolyte consumables used with our Catalyst Dx® Analyzer.

Effects of Certain Factors on Results of Operations

Distributor Purchasing and Inventories. The instrument consumables and rapid assay products in our CAG segment are sold in the U.S. and certain other geographies by third party distributors, who purchase products from us and sell them to veterinary practices, which are the end users. As a result, distributor purchasing dynamics have an impact on our reported sales of these products. Distributor purchasing dynamics may be affected by many factors and in a given period may not be directly related to underlying end-user demand for our products. Consequently, reported results may reflect fluctuations in inventory levels held at distributors and not necessarily reflect changes in underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue.

Where growth rates are affected by changes in end-user demand, we refer to this as the impact of practice-level sales on growth. Where growth rates are affected by distributor purchasing dynamics, we refer to this as the impact of changes in distributors’ inventories on growth. If during the current year, distributors’ inventories grew by less than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories have an unfavorable impact on our reported sales growth in the current period. Conversely, if during the current year, distributors’ inventories grew by more than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories have a favorable impact on our reported sales growth in the current period.

At the end of a quarter, we believe that our U.S. CAG distributors typically hold inventory equivalent to approximately four weeks of the anticipated end-user demand for instrument consumables and rapid assay products.

Currency Impact. For both the three and nine months ended September 30, 2012, approximately 25% of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies compared to 25% and 26% for the three and nine months ended September 30, 2011, respectively. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

The impact on revenue resulting from changes in foreign currency exchange rates is not a measure defined by generally accepted accounting principles in the United States of America (“U.S. GAAP”), otherwise referred to herein as a non-U.S. GAAP measure. We calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the weighted average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the current year period.

During the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, changes in foreign currency exchange rates decreased total company revenue by approximately $7.6 million, due primarily to the strengthening of the U.S. dollar against the Euro.

During the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, changes in foreign currency exchange rates decreased total company revenue by approximately $17.4 million, due primarily to the strengthening of the U.S. dollar against the Euro.

Effects of Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions since mid-2008. In our CAG segment, we believe that low economic growth and relatively high unemployment have led to negative or cautious consumer sentiment, which has affected the number of patient visits with their respective owners to veterinary clinics. Based on data provided by a subset of our U.S. customers that use our practice management systems, we observed a slight improvement in the growth of patient visits beginning in the fourth quarter of 2011 and further improvement during 2012 over the previous year periods, although the rate of improvement has not been steady. We believe that this data, though limited, provides a fair and meaningful representation of patient visit activity in the U.S. that may be indicative of a gradual but inconsistent improvement in the U.S. economic environment. In contrast, economic conditions in certain European countries remain challenging, which continues to negatively impact our CAG segment in particular.

We believe that the overall trend in patient visits since the beginning of the economic downturn has had a slightly negative impact on the growth rate of sales of rapid assay tests, instrument consumables and reference laboratory diagnostic and consulting services. In addition, we believe the rate of growth of sales of our instruments and digital radiography systems, which are larger capital purchases for veterinarians, has also been affected by continued caution among veterinarians regarding economic conditions. Weaker economic conditions since mid-2008 have also caused our customers to remain sensitive to the pricing of our products and services resulting in lower revenue growth due to limited price increases for certain products.

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

We believe that the diversity of our products and services and the geographic diversity of our markets have partially mitigated the effects of the economic environment and negative consumer sentiment on our revenue growth rates. Looking forward, we are cautiously optimistic that the improvements we began to see in the U.S. commencing in the fourth quarter of 2011 and continuing in 2012 are reflective of a gradual improvement in the macroeconomic environment that over time will further reduce these effects.

▪	Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2012 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, except for our significant accounting policies related to revenue recognition. Effective January 1, 2012, revenue from substantially all U.S. distributors is recognized upon delivery to the distributor because title and risk of loss remains with IDEXX until the product is delivered. Prior to January 1, 2012, we recognized revenue at the time of shipment to U.S. distributors because title and risk of loss passed to the distributors on delivery to the common carrier. This change did not have a material impact on our financial statements. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2012 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

▪	Results of Operations

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue

Total Company. The following table presents revenue by operating segment:

Net Revenue (dollars in thousands)	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

CAG	$262,357	$248,074	$14,283	5.8%	(2.3%)	1.4%	6.7%
Water	22,223	21,648	575	2.7%	(2.0%)	-	4.7%
LPD	18,911	20,675	(1,764)	(8.5%)	(6.1%)	-	(2.4%)
Other	11,984	10,557	1,427	13.5%	(1.6%)	-	15.1%
Total Company	$315,475	$300,954	$14,521	4.8%	(2.5%)	1.1%	6.2%

Companion Animal Group. The following table presents revenue by product and service category for CAG:

Net Revenue (dollars in thousands)	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

Instruments and consumables	$101,325	$99,719	$1,606	1.6%	(2.6%)	-	4.2%
Rapid assay products	39,315	36,073	3,242	9.0%	(1.1%)	-	10.1%
Reference laboratory diagnostic and consulting services	101,449	94,027	7,422	7.9%	(3.0%)	3.7%	7.2%
Practice management and digital imaging systems	20,268	18,255	2,013	11.0%	(0.1%)	-	11.1%
Net CAG revenue	$262,357	$248,074	$14,283	5.8%	(2.3%)	1.4%	6.7%

Instruments revenue was $21.7 million and $24.8 million for the three months ended September 30, 2012 and 2011, respectively. Consumables revenue was $67.7 million and $63.3 million for the three months ended September 30, 2012 and 2011, respectively. Instrument service and accessories revenue was $11.6 million and $11.2 million for the three months ended September 30, 2012 and 2011, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue for both the three months ended September 30, 2012 and 2011. The decrease in instruments revenue was due primarily to lower sales of our Catalyst Dx® instrument compared to the three months ended September 30, 2011, which benefited significantly from the initial launch of a Catalyst Dx® instrument marketing program in North America. Consumables revenue growth was due primarily to higher sales volumes of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument as customers continue to upgrade from our VetTest® instrument to our Catalyst Dx® instrument. Higher sales volumes of consumables used with our ProCyte Dx® instrument also contributed to the increase in consumables revenue. Service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. The impact of changes in distributors’ inventory levels contributed 1% to instruments and consumables revenue growth.

The increase in rapid assay revenue was due primarily to higher sales of our canine combination test products and the favorable impact of changes in distributors’ inventory levels, which contributed 4% to revenue growth. The higher sales of our canine combination test products was the result of increased sales volumes and higher average unit sales prices.

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

The increase in practice management and digital imaging systems revenue resulted primarily from incremental revenue recognized under customer loyalty programs where revenue had been deferred at the time of system placements and in increase in service and support revenue.

Water. The increase in Water revenue resulted primarily from higher Quanti-Tray®  and Colilert® product sales volumes due to new account acquisitions.

Livestock and Poultry Diagnostics. The decrease in LPD revenue resulted primarily from lower sales volumes of certain bovine tests in Europe due to declines in certain government programs.

Other. The increase in Other revenue was attributable primarily to higher sales volumes of our Dairy SNAP® tests used for the detection of antibiotic residue and the contaminant Aflatoxin M1 in milk. Higher sales of our OPTI Medical instruments also contributed to the increase in revenue.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

Gross Profit (dollars in thousands)	For the Three Months Ended September 30, 2012	Percent of Revenue	For the Three Months Ended September 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$138,558	52.8%	$126,048	50.8%	$12,510	9.9%
Water	14,489	65.2%	14,317	66.1%	172	1.2%
LPD	12,630	66.8%	13,666	66.1%	(1,036)	(7.6%)
Other	4,577	38.2%	4,009	38.0%	568	14.2%
Unallocated Amounts	381	N/A	627	N/A	(246)	N/A
Total Company	$170,635	54.1%	$158,667	52.7%	$11,968	7.5%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 53% from 51%. The increase in gross profit percentage was due primarily to lower overall costs driven by higher volumes of consumables used in our VetLab® instruments, the favorable impact of currency and higher relative sales of higher margin products. These favorable impacts were partly offset by higher costs to support the continued expansion of our reference laboratories network. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the three months ended September 30, 2012 compared to hedging losses during the same period of the prior year.

Water. Gross profit for Water increased due to higher sales, partly offset by a decrease in the gross profit percentage to 65% from 66%. The decrease in the gross profit percentage was due primarily to higher relative sales of our Quanti-Tray® products that yield lower margins and higher raw materials costs. These unfavorable impacts were partly offset by the favorable impact of currency. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency was more than offset by hedging gains during the three months ended September 30, 2012 compared to hedging losses during the same period of the prior year.

Livestock and Poultry Diagnostics. Gross profit for LPD decreased due to lower sales, partly offset by an increase in the gross profit percentage to 67% from 66%. The increase in the gross profit percentage was due primarily to higher relative sales of products that yield higher margins and the favorable impact of currency. These favorable impacts were partly offset by higher overall manufacturing costs driven by lower production volumes and an increase in distribution costs. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the three months ended September 30, 2012 compared to hedging losses during the same period of the prior year.

Other. Gross profit for Other increased due to higher sales and a slight increase in the gross profit percentage. The increase in the gross profit percentage was due to lower overall manufacturing costs driven primarily by our OPTI Medical line of business. This favorable factor was partly offset by lower average unit sales prices also driven by our OPTI Medical line of business.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to an increase in personnel-related costs, partly offset by a decrease in certain manufacturing costs. With respect to personnel-related costs, we estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The increase in certain personnel-related costs is due primarily to higher self-insured health care costs during the three months ended September 30, 2012 compared to the same period of the prior year. The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The decrease in certain manufacturing costs was due primarily to the recognition of previously favorable purchase price variances incurred in our LPD business.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

Operating Expenses (dollars in thousands)	For the Three Months Ended September 30, 2012	Percent of Revenue	For the Three Months Ended September 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$87,907	33.5%	$81,752	33.0%	$6,155	7.5%
Water	4,361	19.6%	4,338	20.0%	23	0.5%
LPD	9,126	48.3%	10,018	48.5%	(892)	(8.9%)
Other	4,696	39.2%	3,975	37.7%	721	18.1%
Unallocated Amounts	1,633	N/A	2,488	N/A	(855)	(34.4%)
Total Company	$107,723	34.1%	$102,571	34.1%	$5,152	5.0%

Operating Income (dollars in thousands)	For the Three Months Ended September 30, 2012	Percent of Revenue	For the Three Months Ended September 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$50,651	19.3%	$44,296	17.9%	$6,355	14.3%
Water	10,128	45.6%	9,979	46.1%	149	1.5%
LPD	3,504	18.5%	3,648	17.6%	(144)	(3.9%)
Other	(119)	(1.0%)	34	0.3%	(153)	(450.0%)
Unallocated Amounts	(1,252)	N/A	(1,861)	N/A	609	(32.7%)
Total Company	$62,912	19.9%	$56,096	18.6%	$6,816	12.2%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended September 30, 2012	Percent of Revenue	For the Three Months Ended September 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$45,110	17.2%	$43,327	17.5%	$1,783	4.1%
General and administrative	28,965	11.0%	25,724	10.4%	3,241	12.6%
Research and development	13,832	5.3%	12,701	5.1%	1,131	8.9%
Total operating expenses	$87,907	33.5%	$81,752	33.0%	$6,155	7.5%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs and increased spending on promotional activities, partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from higher personnel-related costs. The increase in research and development expense resulted primarily from increased personnel-related costs and higher external consulting and development costs.

Water. The following table presents Water operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended September 30, 2012	Percent of Revenue	For the Three Months Ended September 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$2,233	10.0%	$2,114	9.8%	$119	5.6%
General and administrative	1,552	7.0%	1,595	7.4%	(43)	(2.7%)
Research and development	576	2.6%	629	2.9%	(53)	(8.4%)
Total operating expenses	$4,361	19.6%	$4,338	20.0%	$23	0.5%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs. General and administrative expense for the three months ended September 30, 2012 was generally consistent with the same period of the prior year. The decrease in research and development expense was due primarily to the timing of certain projects.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended September 30, 2012	Percent of Revenue	For the Three Months Ended September 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$3,349	17.7%	$3,985	19.3%	$(636)	(16.0%)
General and administrative	2,829	15.0%	2,905	14.1%	(76)	(2.6%)
Research and development	2,948	15.6%	3,128	15.1%	(180)	(5.8%)
Total operating expenses	$9,126	48.3%	$10,018	48.5%	$(892)	(8.9%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of changes in foreign currency exchange rates and a decrease in personnel-related costs. The decrease in general and administrative expense resulted primarily from a decrease in intangible asset amortization and the favorable impact of changes in foreign currency exchange rates. The decrease in research and development expense was due primarily to the favorable impact of changes in foreign currency exchange rates and lower personnel-related costs.

Other. Operating expenses for Other increased $0.7 million to $4.7 million for the three months ended September 30, 2012 due primarily to higher personnel-related costs in our OPTI Medical line of business.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $0.9 million to $1.6 million for the three months ended September 30, 2012 due primarily to lower legal and other professional fees incurred in connection with the U.S. Federal Trade Commission (“FTC”) investigation, certain foreign exchange gains during the three months ended September 30, 2012 compared to losses during the same period of the prior year and a decrease in personnel-related costs related to unallocated corporate support function expenses. These favorable impacts were partly offset by the absence of a payment related to the sale of certain raw material inventory in connection with the restructuring of our pharmaceutical business in 2008 that was recognized during the three months ended September 30, 2011. We estimate corporate support function expenses and certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The FTC investigation is discussed in more detail under the heading “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Interest Income and Interest Expense

Interest income was $0.5 million for both the three months ended September 30, 2012 and 2011.

Interest expense was $0.9 million for both the three months ended September 30, 2012 and 2011, as higher average balances outstanding on our unsecured revolving credit facility (“Credit Facility”) were offset by lower effective interest rates.

Provision for Income Taxes

Our effective income tax rate was 31.4% for the three months ended September 30, 2012 compared to 30.8% for the three months ended September 30, 2011. The increase in our effective income tax rate was due primarily to federal research and development tax incentives that were not available during the three months ended September 30, 2012 but were available during the same period of the prior year.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

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

Revenue

Total Company. The following table presents revenue by operating segment:

Net Revenue (dollars in thousands)	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

CAG	$808,724	$748,397	$60,327	8.1%	(1.7%)	1.4%	8.4%
Water	63,788	62,123	1,665	2.7%	(1.6%)	-	4.3%
LPD	64,153	69,981	(5,828)	(8.3%)	(4.3%)	-	(4.0%)
Other	37,135	30,987	6,148	19.8%	(0.9%)	-	20.7%
Total Company	$973,800	$911,488	$62,312	6.8%	(2.0%)	1.2%	7.6%

Companion Animal Group. The following table presents revenue by product and service category for CAG:

Net Revenue (dollars in thousands)	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

Instruments and consumables	$307,565	$292,209	$15,356	5.3%	(2.0%)	-	7.3%
Rapid assay products	128,556	118,883	9,673	8.1%	(0.8%)	-	8.9%
Reference laboratory diagnostic and consulting services	309,696	282,242	27,454	9.7%	(2.2%)	3.7%	8.2%
Practice management and digital imaging systems	62,907	55,063	7,844	14.2%	(0.2%)	-	14.4%
Net CAG revenue	$808,724	$748,397	$60,327	8.1%	(1.7%)	1.4%	8.4%

Instruments revenue was $65.6 million and $64.9 million for the nine months ended September 30, 2012 and 2011, respectively. Consumables revenue was $206.4 million and $193.5 million for the nine months ended September 30, 2012 and 2011, respectively. Instrument service and accessories revenue was $34.4 million and $32.8 million for the nine months ended September 30, 2012 and 2011, respectively. The remaining sources of revenue are not significant to overall instruments and consumables revenue. Instruments revenue growth was due primarily to increased sales of our ProCyte Dx® instrument. Consumables revenue growth was due primarily to higher sales volumes of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument as customers continue to upgrade from our VetTest® instrument to our Catalyst Dx® instrument. Higher sales volumes of consumables used with our ProCyte Dx® instrument also contributed to the increase in consumables revenue, partly offset by lower sales of consumables used with our LaserCyte® instrument as customers continue to upgrade from our LaserCyte® instrument to our ProCyte Dx® instrument. Service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. The impact of changes in distributors’ inventory levels was not significant to reported instruments and consumables growth.

The increase in rapid assay revenue was due primarily to higher sales of our canine combination test products and, to a lesser extent, the favorable impact of changes in distributors’ inventory levels worldwide, which contributed 2% to revenue growth. Higher sales of our canine combination test products were driven primarily by higher average unit sales prices.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volumes. Higher testing volumes were driven by the acquisition of new customers due, in part, to geographic expansion and our customer loyalty programs in which customers are provided incentives in exchange for agreements to purchase services in future periods.

The increase in practice management and digital imaging systems revenue resulted primarily from an increase in placements of our practice management systems, an increase in support and service revenue and incremental digital radiography revenue recognized under customer loyalty programs where revenue had been deferred at the time of system placement.

Water. The increase in Water revenue resulted primarily from higher Colilert® and Quanti-Tray®  product sales volumes due to new account acquisitions.

Livestock and Poultry Diagnostics. The decrease in LPD revenue resulted primarily from lower sales of bovine tests, due in part to lower sales volumes of Bovine Spongiform Encephalopathy (“BSE” or “mad cow disease”) tests resulting from the changes in European Union BSE testing requirements. Effective July 1, 2011, the age at which healthy cattle to be slaughtered are required to be tested for BSE in the European Union was increased from 48 months to 72 months, which is reducing the population of cattle tested for this disease.

Other. The increase in Other revenue was attributable primarily to higher sales volumes of our Dairy SNAP® tests used for the detection of antibiotic residue and the contaminant Aflatoxin M1 in milk. Higher sales of our OPTI Medical instruments and related consumables also contributed to the increase in revenue.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

Gross Profit (dollars in thousands)	For the Nine Months Ended September 30, 2012	Percent of Revenue	For the Nine Months Ended September 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$425,867	52.7%	$387,734	51.8%	$38,133	9.8%
Water	42,250	66.2%	38,676	62.3%	3,574	9.2%
LPD	43,483	67.8%	47,548	67.9%	(4,065)	(8.5%)
Other	14,469	39.0%	12,493	40.3%	1,976	15.8%
Unallocated Amounts	4,029	N/A	1,174	N/A	2,855	N/A
Total Company	$530,098	54.4%	$487,625	53.5%	$42,473	8.7%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 53% from 52%. The increase in the gross profit percentage was due primarily to lower overall costs driven by higher volumes of consumables used in our VetLab® instruments, higher average unit sales prices of our canine combination rapid assay tests and the favorable impact of currency. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the nine months ended September 30, 2012 compared to hedging losses during the same period of the prior year. These favorable factors were partly offset by increased costs to support the continued expansion of our reference laboratories network.

Water. Gross profit for Water increased due to higher sales and an increase in the gross profit percentage to 66% from 62%. The increase in the gross profit percentage was due primarily to the timing of certain manufacturing costs during the nine months ended September 30, 2011 and the favorable impact of currency. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the nine months ended September 30, 2012 compared to hedging losses during the same period of the prior year.

Livestock and Poultry Diagnostics. Gross profit for LPD decreased due to lower sales and a slight decrease in the gross profit percentage. Higher overall manufacturing costs driven by lower production volumes were almost entirely offset by the favorable impact of currency and higher relative sales of higher margin products. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the nine months ended September 30, 2012 compared to hedging losses during the same period of the prior year.

Other. Gross profit for Other increased due to higher sales, partly offset by a decrease in the gross profit percentage to 39% from 40%. The decrease in the gross profit percentage was due to lower average unit sales prices, driven by our OPTI Medical line of business, and higher distribution and freight costs in our Dairy and OPTI Medical lines of business. These unfavorable factors were partly offset by lower overall manufacturing costs in our Dairy line of business driven by increased production volumes of our SNAP® tests.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to a decrease in certain manufacturing costs. The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The decrease in certain manufacturing costs is due primarily to the recognition of previously favorable production volume and purchase price variances incurred in our LPD business.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

Operating Expenses (dollars in thousands)	For the Nine Months Ended September 30, 2012	Percent of Revenue	For the Nine Months Ended September 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$268,530	33.2%	$242,597	32.4%	$25,933	10.7%
Water	13,631	21.4%	13,349	21.5%	282	2.1%
LPD	28,903	45.1%	29,574	42.3%	(671)	(2.3%)
Other	13,800	37.2%	12,700	41.0%	1,100	8.7%
Unallocated Amounts	6,098	N/A	8,479	N/A	(2,381)	(28.1%)
Total Company	$330,962	34.0%	$306,699	33.7%	$24,263	7.9%

Operating Income (dollars in thousands)	For the Nine Months Ended September 30, 2012	Percent of Revenue	For the Nine Months Ended September 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$157,337	19.5%	$145,137	19.4%	$12,200	8.4%
Water	28,619	44.9%	25,327	40.8%	3,292	13.0%
LPD	14,580	22.7%	17,974	25.7%	(3,394)	(18.9%)
Other	669	1.8%	(207)	(0.7%)	876	(423.2%)
Unallocated Amounts	(2,069)	N/A	(7,305)	N/A	5,236	(71.7%)
Total Company	$199,136	20.4%	$180,926	19.9%	$18,210	10.1%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Nine Months Ended September 30, 2012	Percent of Revenue	For the Nine Months Ended September 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$140,713	17.4%	$129,489	17.3%	$11,224	8.7%
General and administrative	86,235	10.7%	76,941	10.3%	9,294	12.1%
Research and development	41,582	5.1%	36,167	4.8%	5,415	15.0%
Total operating expenses	$268,530	33.2%	$242,597	32.4%	$25,933	10.7%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense was due primarily to higher personnel-related costs, higher amortization expense of our intangible assets and an increase in costs attributable to investments in information technology. These unfavorable impacts were partly offset by the favorable impact of changes in foreign currency exchange rates. The increase in research and development expense resulted primarily from higher personnel-related costs and increased external consulting and development costs.

Water. The following table presents Water operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Nine Months Ended September 30, 2012	Percent of Revenue	For the Nine Months Ended September 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$7,116	11.2%	$6,780	10.9%	$336	5.0%
General and administrative	4,658	7.3%	4,778	7.7%	(120)	(2.5%)
Research and development	1,857	2.9%	1,791	2.9%	66	3.7%
Total operating expenses	$13,631	21.4%	$13,349	21.5%	$282	2.1%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, partly offset by the favorable impact of changes in foreign currency exchange rates. General and administrative expense and research and development expense for the nine months ended September 30, 2012 were generally consistent with the same period of the prior year.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Nine Months Ended September 30, 2012	Percent of Revenue	For the Nine Months Ended September 30, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$11,416	17.8%	$11,789	16.8%	$(373)	(3.2%)
General and administrative	8,861	13.8%	9,031	12.9%	(170)	(1.9%)
Research and development	8,626	13.4%	8,754	12.5%	(128)	(1.5%)
Total operating expenses	$28,903	45.1%	$29,574	42.3%	$(671)	(2.3%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of changes in foreign currency exchange rates. The decrease in general and administrative expense resulted primarily from a decrease in intangible asset amortization and the favorable impact of changes in foreign currency exchange rates. The decrease in research and development expense was due primarily to lower personnel-related costs and the favorable impact of changes in foreign currency exchange rates.

Other. Operating expenses for Other increased $1.1 million to $13.8 million for the nine months ended September 30, 2012 due primarily to higher personnel-related costs in our OPTI Medical line of business.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $2.4 million to $6.1 million for the nine months ended September 30, 2012 due primarily to lower personnel-related costs, lower legal and other professional fees incurred in connection with the U.S. FTC investigation and the absence of legal and other fees incurred in connection with the U.K. Office of Fair Trading (“OFT”) investigation, which concluded in November 2011. These favorable factors were partly offset by the absence of a payment related to the sale of certain raw material inventory in connection with the restructuring of our pharmaceutical business in 2008 that was recognized during the nine months ended September 30, 2011 and certain foreign exchange losses during the nine months ended September 30, 2012 compared to gains during the same period of the prior year. We estimate certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The FTC investigation is discussed in more detail under the heading “Part II. Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

Interest Income and Interest Expense

Interest income was $1.4 million for the nine months ended September 30, 2012 compared to $1.2 million for the same period of the prior year.

Interest expense was $3.0 million for the nine months ended September 30, 2012 compared to $2.4 million for the same period of the prior year. The increase in interest expense was due primarily to higher average balances outstanding on our Credit Facility, partly offset by lower effective interest rates.

Provision for Income Taxes

Our effective income tax rate was 31.7% for the nine months ended September 30, 2012, compared to 31.1% for the nine months ended September 30, 2011. The increase in our effective income tax rate was due primarily to federal research and development tax incentives that were not available during the nine months ended September 30, 2012 but were available during the same period of the prior year.

▪	Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

▪	Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our Credit Facility. At September 30, 2012 and December 31, 2011, we had $221.4 million and $183.9 million, respectively, of cash and cash equivalents, and working capital of $154.9 million and $87.3 million, respectively. Additionally, at September 30, 2012, we had remaining borrowing availability of $67 million under our $300 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Changes to this position could have adverse tax consequences. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at September 30, 2012, approximately $212 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. The amount of cash and cash equivalents held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily securing various obligations) was approximately $1.6 million. As of September 30, 2012, 38% of the cash and cash equivalents held by our foreign subsidiaries was invested in money market funds restricted to U.S. government and agency securities, 38% was held as bank deposits, 21% was invested in money market funds having investments in highly liquid investment-grade fixed-income securities, and 3% was invested in money market funds restricted to non-U.S. government securities corresponding to the investment currency. As of September 30, 2012, approximately 64% of the cash and cash equivalents held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011

Days sales outstanding(1)	41.7	41.9	42.7	41.0	43.1
Inventory turns(2)	1.7	1.8	1.8	1.8	1.7

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represents inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(dollars in thousands)	2012	2011	Dollar Change

Net cash provided by operating activities	$153,488	$163,518	$(10,030)
Net cash used by investing activities	(41,085)	(39,304)	(1,781)
Net cash used by financing activities	(75,496)	(101,667)	26,171
Net effect of changes in exchange rates on cash	639	2,037	(1,398)
Net increase in cash and cash equivalents	$37,546	$24,584	$12,962

Operating Activities. Cash provided by operating activities was $153.5 million for the nine months ended September 30, 2012 as compared to $163.5 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share based compensation arrangements to a financing activity, was $184.4 million for the nine months ended September 30, 2012 compared to $172.4 million for the same period in 2011, resulting in incremental operating cash flows of $12.0 million driven primarily by the increase in net income. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $31.0 million and $8.9 million for the nine months ended September 30, 2012 and 2011, respectively, resulting in an incremental decrease in cash of $22.1 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Nine Months Ended September 30,
(dollars in thousands)	2012	2011	Dollar Change

Accounts receivable	$255	$(16,181)	$16,436
Inventories	(18,078)	(9,732)	(8,346)
Other assets	539	3,056	(2,517)
Accounts payable	(4,893)	8,305	(13,198)
Accrued liabilities	(3,751)	16,664	(20,415)
Deferred revenue	5,151	3,018	2,133
Tax benefit from share-based compensation arrangements	(10,182)	(14,009)	3,827
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(30,959)	$(8,879)	$(22,080)

The increase in inventories during the nine months ended September 30, 2012 was more than the increase during the same period of the prior year due primarily to the timing of inventory receipts from third party suppliers, most significantly our Procyte® Dx instruments and the slides used in our chemistry instruments. Incremental cash used by accounts payable and accrued liabilities was due primarily to the timing of vendor and income tax payments during the nine months ended September 30, 2012 compared to the same period of the prior year. The amount and timing of revenues and customer payments was the primary driver of the cash used by accounts receivable during the nine months ended September 30, 2011.

We historically have experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year and for the annual period driven primarily by the payment of annual bonuses in connection with employee incentive programs in the first quarter following the year for which the bonuses were earned and the seasonality of vector-borne disease testing, which has historically resulted in significant increases in accounts receivable balances during the first quarter of the year.

Investing Activities. Cash used by investing activities was $41.1 million for the nine months ended September 30, 2012 compared to $39.3 million for the same period of the prior year. The increase in cash used by investing activities was due primarily to incremental investments during the nine months ended September 30, 2012 to expand our headquarters facility in Westbrook, Maine and our suite of business applications and related hardware. These increases were partly offset by the substantial completion in 2011 of investments in our Memphis, Tennessee facility.

Our total capital expenditure plan for 2012 is estimated to be approximately $60 million, which includes approximately $13 million for the expansion of our headquarters facility in Westbrook, Maine, approximately $16 million for investments in our suite of business software applications and related hardware and approximately $13 million for investments in our reference laboratory equipment and facilities.

Financing Activities. Cash used by financing activities was $75.5 million for the nine months ended September 30, 2012 compared to cash used of $101.7 million for the same period in 2011. The decrease in cash used by financing activities was due primarily to a decrease in cash used to repurchase common stock, partly offset by net payments under the Credit Facility for the nine months ended September 30, 2012 compared to net borrowings for the same period of the prior year and a decrease in cash received from the exercise of stock options and employee stock purchase plans and related tax benefits.

Net borrowing and repayment activity under our Credit Facility resulted in incremental cash used of $35.9 million during the nine months ended September 30, 2012 compared to the same period of the prior year. At September 30, 2012, we had $232.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit issued related to our worker’s compensation policy covering claims for the years ending 2009 through 2012. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At September 30, 2012, we were in compliance with the covenants of the Credit Facility.

Cash used to repurchase shares of our common stock in the open market decreased by $74.9 million during the nine months ended September 30, 2012 compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to September 30, 2012, we have repurchased 44.7 million shares. During the nine months ended September 30, 2012, we purchased 1.0 million shares for an aggregate cost of $91.2 million compared to purchases of 2.2 million shares for an aggregate cost of $166.0 million during the nine months ended September 30, 2011. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Cash proceeds from the exercise of stock options and employee stock purchase plans and the related tax benefits decreased by $12.8 million during the nine months ended September 30, 2012 compared to the same period in 2011 due primarily to a decrease in the number of stock options exercised.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30, 2012 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011, except for the FTC investigation as described in Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission (the “SEC”) in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2012, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those discussed elsewhere in this report.

The following discussion includes five revised risk factors (“Our Biologic Products Are Complex and Difficult to Manufacture, Which Could Negatively Affect Our Ability to Supply the Market,” “Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business,” “The Resolution of the FTC Investigation into Our Marketing and Sales Practices for Companion Animal Veterinary Products and Services is Uncertain,” “Increase in Corporate Hospital Ownership and Prevalence of Buying Consortiums Could Negatively Affect Our Business” and “Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results”) that reflect developments subsequent to the discussion of those risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011. Further, we have added one risk factor (“The Impact of a Change in the Status of One of Our Distributors on Our Results of Operations is Uncertain”) that was not included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against non-U.S. currencies, and in particular the Euro, British pound, Canadian dollar, Japanese yen and Australian dollar, adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. For both the three and nine months ended September 30, 2012, approximately 25% of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies compared to 25% and 26%, respectively, for the three and nine months ended September 30, 2011. To mitigate such foreign currency exposure, we utilize non-speculative forward currency exchange contracts. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

The Resolution of the FTC Investigation into Our Marketing and Sales Practices for Companion Animal Veterinary Products and Services is Uncertain

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, in January 2010, we received a letter from the U.S. Federal Trade Commission (“FTC”), stating that it was conducting an investigation to determine whether IDEXX or others have engaged in, or are engaging in, unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services. The letter requested that we preserve all materials potentially relevant to this investigation. The letter stated that the FTC had not concluded that IDEXX or anyone else had violated Section 5 of the FTC Act. We received subpoenas from the FTC on April 15, 2010 and August 8, 2011, requesting that we provide the FTC with documents and information relevant to this investigation and we have cooperated fully with the FTC in its investigation.

Based on discussions with the FTC staff, we determined that their primary concern was that our relationships with the three largest U.S. distributors of companion animal products, referred to as the national distributors, limited access by our competitors to companion animal veterinary practices.  We also determined that their concerns could be addressed if one of these three national distributors was free to carry competitive products. In response to these concerns, in August 2012 we announced our intention to seek to modify our agreement with one of these distributors to eliminate our competitive products policy, which permits us to discontinue sale of our products in a particular product category to the distributor if the distributor sells competitive products in that product category. On September 28, 2012, we entered into such a modified agreement with MWI Veterinary Supply, Inc. (“MWI”) that will become effective January 1, 2013.  Under this modified agreement, MWI will be permitted to carry any competitive products without restriction or potential negative consequence.  This agreement was reviewed by the FTC staff prior to its execution by IDEXX and MWI to ensure that the agreement met the staff’s objective of ensuring that one national distributor had the right to carry competitive products without limitation.

We are currently negotiating the terms of a consent order with the FTC staff that we expect will require, among other things, that at least one national distributor will not be exclusive to IDEXX for the duration of the consent order, which is expected to be ten years.  If successfully negotiated with the staff, the consent order would need to be approved by the FTC Commissioners prior to effectiveness. We cannot provide any assurance that we will be able to successfully negotiate the consent order with the staff, or that the FTC Commissioners will approve the consent order.

If a consent order is not approved by the FTC Commissioners, we cannot provide any assurances that the FTC will not determine to file a complaint against IDEXX in the administrative law court within the FTC at some point in the future, or that we would be successful defending ourselves in such a proceeding. Were we to be unsuccessful in defending this proceeding and any applicable appeals, we could be subject to restrictions on certain of our marketing and sales practices, including on the terms included in our agreements with certain of our U.S. distributors. While we cannot be certain about what prospective remedies would be sought by the FTC in any such proceeding, we believe that any required changes in our marketing or sales practices would not have a material adverse effect on our financial statements.

We continue to believe that our marketing and sales practices for companion animal veterinary products and services do not violate applicable antitrust laws. We have chosen to enter into the modified agreement with MWI and negotiate a consent order with the FTC staff because we believe this course will help us avoid long and costly litigation, and that our business will not be materially adversely affected.

The Impact of a Change in the Status of One of Our Distributors on Our Results of Operations is Uncertain

The modification of our agreement with MWI to eliminate our competitive products policy, as described in the risk factor above, will result in one or more of our competitors selling products through MWI, which we expect will increase the field sales resources used by those competitors to sell their products. Under the modified agreement with MWI, we will provide lower compensation to MWI on sales of our products since we will no longer receive the benefits of MWI’s exclusive focus on our products. We expect to reinvest savings from this lower rate of compensation in other sales and marketing resources and the selling efforts of our other distributors. We believe that the reallocation of these sales resources will help mitigate the potential effects of the loss of exclusive focus of MWI and the additional field sales resources used by our competitors.  However, there can be no assurances that we will be able to fully mitigate the competitive effects of the changes in the nature of our agreement with MWI. Any reduction in the relative effectiveness of our overall selling efforts could have an adverse effect on our results of operations, which we do not believe would be material.

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

            Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For both the three months and nine months ended September 30, 2012, approximately 41% of our revenue was attributable to sales of products and services to customers outside the U.S., compared to 42% for both the three and nine months ended September 30, 2011. Various possible risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters and unexpected regulatory and economic or political changes in foreign markets. Further, prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. Our results of operations are also susceptible to changes in foreign currency exchange rates. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results of operations for that period.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

            During the three months ended September 30, 2012, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1 to July 31, 2012	19,319	$87.61	18,300	3,717,026
August 1 to August 31, 2012	220,800	91.62	220,800	3,496,226
September 1 to September 30, 2012	146,693	97.77	146,400	3,349,826
Total	386,812	$93.75	385,500	3,349,826

Our board of directors has approved the repurchase of up to 48 million shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010 and October 12, 2011 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended September 30, 2012, and no repurchase plans expired during the period. Repurchases of 385,500 shares were made during the three months ended September 30, 2012 in transactions made pursuant to our repurchase plan.

During the three months ended September 30, 2012, we received 1,312 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may be purchased under the repurchase plan.

Item 6.            Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Merilee Raines
Date: October 19, 2012	Merilee Raines
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.