Form 10-K
period 2012-12-31
IDEXX LABORATORIES INC /DE
filed 2013-02-19
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 0-19271
IDEXX LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) ONE IDEXX DRIVE, WESTBROOK, MAINE (Address of principal executive offices)	01-0393723 (I.R.S. Employer Identification No.) 04092 (ZIP Code)

Registrant’s telephone number, including area code: 207-556-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each className of each exchange on which registered

Common Stock, $0.10 par value per shareNASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (D o not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sale price on June 30, 2012 of the registrant’s Common Stock as reported by the NASDAQ Global Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,216,189,814. For these purposes, the registrant considers its directors and executive officers to be its only affiliates.

The number of shares outstanding of the registrant’s Common Stock was 54,579,344 on February 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Specifically identified portions of the Company’s definitive proxy statement to be filed in connection with the Company’s 2013 Annual Meeting, to be held on May 8, 2013, are incorporated herein by reference.

IDEXX LABORATORIES, INC.

Annual Report on Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2012 contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995,  Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to future revenue growth rates, earnings and other measures of financial performance; the effect of economic downturns on our business performance; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. The risks and uncertainties discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

PART I

ITEM 1. BUSINESS

We develop, manufacture and distribute products and provide services primarily for the companion animal veterinary, livestock and poultry, water testing and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our primary products and services are:

·	Point-of-care veterinary diagnostic products, comprising instruments and consumables, and rapid assays;
·	Veterinary reference laboratory diagnostic and consulting services used by veterinarians;
·	Practice management systems and services and digital radiography systems used by veterinarians;
·	Biological materials testing and laboratory diagnostic instruments and services used by the biomedical research community;
·	Diagnostic and health-monitoring products for livestock and poultry;
·	Products that test water for certain microbiological contaminants;
·	Products that test milk for antibiotic residues and other contaminants; and
·	Point-of-care electrolytes and blood gas analyzers used in the human point-of-care medical diagnostics market.

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

We make available free of charge on our Web site our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such information with, or furnish it to, the SEC. In addition, copies of our reports filed electronically with the SEC may be accessed on the SEC’s Web site at www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

DESCRIPTION OF BUSINESS BY SEGMENT

During 2012, we operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary and bioresearch markets, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). Prior to the second quarter of 2010, we referred to our LPD segment as our Production Animal Segment. We also operate two smaller operating segments that comprise products for milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”).  Financial information about the Dairy and OPTI Medical operating segments is combined and presented with one of our remaining pharmaceutical product lines and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 15 to the consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K for financial information about our segments, including geographic information, and our product and service categories.

COMPANION ANIMAL GROUP

CAG offers a set of discrete products and services as described below.  The breadth and complementary nature of our products and services permit us to offer integrated disease-management diagnostic solutions that leverage the advantages of both point-of-care and outside laboratory testing, facilitate the flow of medical and business information in the veterinary practice and between the veterinary practice and its clients, and provide us with scale in sales and distribution. Our objective is to provide veterinarians with the tools and services to enhance the pet owner experience with veterinary medical care, while also growing veterinary practice revenues and improving staff efficiencies.

VetConnect® PLUS. In the third quarter of 2012, we launched VetConnect® PLUS,  a cloud-based technology that enables veterinarians to access and analyze patients’ diagnostic data from both IDEXX in-house analyzers, Rapid Assays and IDEXX Reference Laboratories in one place. VetConnect® PLUS combines all results that have been run on a patient with IDEXX VetLab® Station and Reference Laboratories, and thus allows the veterinarian to easily see and trend patient-specific diagnostic results, enabling greater medical insight. In addition, VetConnect® PLUS provides instant mobile or Internet access to results, whether run at IDEXX Reference Labs or on in-house equipment. Results can easily be printed or emailed from VetConnect® PLUS to pet owners or other veterinarians. In this way, VetConnect® PLUS can aid the veterinarian and the practice staff in engaging the pet owner in the patient’s care, which can support greater compliance to care recommendations or preventive care protocols.

Instruments and Consumables

We currently market an integrated suite of in-house laboratory analyzers for use in providing reference laboratory quality diagnostic results in companion animal veterinary practices that we refer to as the IDEXX VetLab® suite of analyzers. The IDEXX VetLab® suite includes several instrument systems, as well as associated proprietary consumable products, all of which are described below:

Blood and Urine Chemistry. We sell two chemistry analyzers,  the Catalyst Dx®  Chemistry Analyzer and the VetTest® Chemistry Analyzer, that are used by veterinarians to measure levels of certain enzymes and other substances in blood or urine for monitoring health status and assistance in diagnosing physiologic conditions. Both instruments use consumables manufactured for IDEXX by Ortho-Clinical Diagnostics, Inc. (“Ortho”), a subsidiary of Johnson & Johnson, based on Ortho’s dry slide technology (“Catalyst Dx® slides,” “VetTest® slides” or “slides”). In addition, the Catalyst Dx® analyzer also uses dry slide electrolyte consumables manufactured by IDEXX at OPTI Medical Systems, one of our wholly-owned subsidiaries. Blood tests commonly run on these analyzers include glucose, alkaline phosphatase, ALT (alanine aminotransferase), albumin, calcium, creatinine, blood urea nitrogen (“BUN”), and total protein. Tests are sold individually and in prepackaged panels. Both analyzers also run a urine test called urine protein:creatinine ratio, which assists in the detection of early renal disease.

The Catalyst Dx® analyzer is our latest generation chemistry analyzer, which was launched in 2008. The Catalyst Dx® analyzer provides significantly improved throughput, ease of use and menu relative to the VetTest® analyzer, including the ability to run electrolytes. Key ease-of-use features include the ability to run a  whole blood sample using an on-board centrifuge, the ability to run pre-packaged, multi-slide clips in addition to single chemistry slides, and an automated metering system. The Catalyst Dx® analyzer also enables automated dilutions, which is an ease-of-use feature both for certain blood chemistries and the test for urine protein:creatinine ratio. The Catalyst Dx® analyzer allows a veterinarian to run multiple patient samples simultaneously; to run different sample types including whole blood, plasma, serum and urine; to perform 28 different chemistry and electrolyte tests; and to automatically calculate other parameters and ratios important to blood chemistry analysis. In addition, the Catalyst Dx® analyzer runs a test to measure phenobarbital levels in blood, allowing veterinarians to adjust anticonvulsant medication more quickly and efficiently.

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

Hematology. We sell four hematology analyzers that assess the cellular components of blood, including red blood cells, white blood cells and platelets (also called a complete blood count (“CBC”)). These analyzers include the ProCyte Dx®  Hematology Analyzer, which uses laser-flow cytometry, optical fluorescence and laminar-flow impedance in its analysis; the LaserCyte® Hematology Analyzer and the newly launched LaserCyte® Dx Hematology Analyzer, which both use laser-flow cytometry technology in their analysis; and the IDEXX VetAutoread™ Hematology Analyzer. In addition, the ProCyte Dx®  Hematology Analyzer, the LaserCyte® Dx Hematology Analyzer and the LaserCyte® Hematology Analyzer each have the ability to analyze the components of certain body fluids. We also sell the Coag Dx™ Analyzer, which permits the detection and diagnosis of blood clotting disorders.

The ProCyte Dx®  analyzer is our premier hematology analyzer, which we launched in 2010. The ProCyte Dx® analyzer provides significantly improved throughput, accuracy and more complete medical information relative to the LaserCyte® and VetAutoread™ hematology analyzers. The ProCyte Dx® analyzer provides up to 24 different blood parameters including the ability to detect band neutrophils and nucleated red blood cells for a more complete picture of a patient’s health. The ProCyte Dx® is validated for nine companion animal species (canine, feline, equine, bovine, ferret, rabbit, gerbil, pig and mini pig) with research and development efforts focused on validating results for additional species. In January 2013, we launched the LaserCyte® Dx Hematology Analyzer, which combines the advanced capabilities of the original LaserCyte® Hematology Analyzer with several features of our ProCyte Dx® analyzer.

Quantitative Immunoassay Testing. With multiple-patient testing functionality, the SNAPshot Dx® analyzer provides quantitative measurements of total thyroxine (“T4”), cortisol and bile acids to assist in the evaluation of thyroid, adrenal and liver function, respectively. The SNAPshot Dx® analyzer also reads, interprets and records the results of many IDEXX rapid assay SNAP® tests, including our canine SNAP® 4Dx®  and SNAP® 4Dx® Plus tests, feline SNAP® FIV/FeLV Combo test, canine SNAP®  cPL™ test, feline SNAP®  fPL™ test, SNAP® Feline Triple® test and canine SNAP®  Heartworm RT test.

Urinalysis. The IDEXX VetLab® UA™ Analyzer provides rapid, semi-quantitative chemical urinalysis and is validated specifically for veterinary use.

IDEXX VetLab® Station. The IDEXX VetLab® Station (“IVLS”) connects and integrates the diagnostic information from all the IDEXX VetLab® equipment and thus provides reference laboratory information management system capability. We sell the IVLS as an integral component of the Catalyst Dx®, LaserCyte®, LaserCyte® Dx and ProCyte Dx®  analyzers and also as a standalone hardware platform. The IVLS includes a user interface to simplify laboratory work flow, connect with a practice management system and send information to run the individual analyzers. IVLS also generates one integrated patient report incorporating all of the lab work generated by the IDEXX VetLab® suite; stores, retrieves and analyzes historical patient diagnostics data, including SNAP® test results; and sends and receives information from practice management systems, including the IDEXX Cornerstone® system, as well as a wide variety of third-party systems. IVLS also connects back to IDEXX through SmartServiceTM Solutions, a secure Internet link that enables us to provide diagnostic service, software updates and support for certain IDEXX VetLab® instruments through remote access.

Rapid Assays

We sell a broad range of single-use, handheld test kits under the SNAP® name that provide quick, accurate and convenient diagnostic test results for a variety of companion animal diseases and health conditions. These kits work without the use of instrumentation, although many kits may also be read automatically by the SNAPshot Dx® analyzer as discussed above.

Principal single-use canine tests are:

·

SNAP®  4Dx® Plus, launched during the second quarter of 2012, which tests for the tick-borne diseases Lyme disease, Ehrlichia canis, Ehrlichia ewingii, Anaplasma phagocytophilum and Anaplasma platys and the mosquito-borne disease canine heartworm;

·	SNAP® 4Dx®, which tests for the tick-borne diseases Lyme disease, Ehrlichia canis and Anaplasma phagocytophilum and the mosquito-borne disease canine heartworm;
·	SNAP® 3Dx®, which tests for Lyme disease, Ehrlichia canis and canine heartworm;
·	SNAP® Heartworm RT, which tests for canine heartworm;
·	SNAP® Parvo, which tests for parvovirus, a virus causing life-threatening damage to the immune system and intestinal tract;
·	SNAP® cPL™, which tests for canine pancreatitis;
·	SNAP® Giardia, which is a fecal test for soluble Giardia antigens, a common cause of waterborne infection; and
·	SNAP® Leishmania, which tests for a parasitological disease transmitted by mosquitoes that affects biological systems and vital organs.

Principal single-use feline tests are:

·	SNAP® Feline Triple®, which tests for feline immunodeficiency virus (“FIV”) (which is similar to the human AIDS virus), feline leukemia virus (“FeLV”), and feline heartworm;
·	SNAP® FIV/FeLV Combo Test, which tests for FIV and FeLV;
·	SNAP® FeLV, which tests for FeLV;
·	SNAP® fPL™, which we launched during the second quarter of 2011, tests for feline pancreatitis; and
·	SNAP® Giardia, which is a fecal test for soluble Giardia antigens.

Sales of canine vector-borne disease tests,  including SNAP® 4Dx® Plus, SNAP® 4Dx®,  SNAP® 3Dx® and SNAP® Heartworm RT, are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practice.

In addition to our single-use tests, we sell a line of microwell-based test kits under the PetChek® name for canine heartworm, FIV and FeLV. Larger clinics and laboratories use these kits to test multiple samples and provide ease-of-use and cost advantages to high-volume customers.

Reference Laboratory Diagnostic and Consulting Services

Reference Laboratory Diagnostic Services. We offer commercial reference laboratory diagnostic and consulting services to veterinarians worldwide, including customers in the U.S., Europe, Canada, Australia, Japan, South Africa, China and South Korea. Customers use our services by submitting samples by courier or overnight delivery to one of our facilities. Most test results have same-day or next-day turnaround times. Our laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in animals, including virtually all tests that can be run in-clinic at the veterinary practice with our instruments or rapid assays. This menu of tests also includes a number of specialized and proprietary tests that we have developed that allow practitioners to diagnose increasingly relevant conditions in dogs and cats, including heart disease, allergies, pancreatitis and infectious diseases. Canine vector-borne disease testing volumes are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practice.

Health Monitoring and Biological Materials Testing. In November 2011, we acquired the research and diagnostic laboratory (“RADIL”) business of the College of Veterinary Medicine from the University of Missouri. RADIL provides health monitoring and diagnostic testing services to bioresearch customers in North America, Europe and Asia. The financial results of RADIL are reflected in the financial results of our reference laboratory diagnostic and consulting services business.

Consulting Services. Additionally, we provide specialized veterinary consultation, telemedicine and advisory services, including radiology, cardiology, internal medicine and ultrasound consulting. These services enable veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the Internet.

Practice Management and Digital Imaging Systems and Services

            Practice Management Systems and Services. We develop, market and sell practice management systems, including hardware and software, and services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling (including boarding and grooming), client communication, billing and inventory management. Our principal practice management system is Cornerstone®. We also support several legacy practice management systems installed with our customers, including IDEXX Better Choice®, IDEXX VPM™ and IDEXX VetLINK®.  In December 2012, we acquired the assets of Sneakers Software, Inc., which sold DVMAX® Veterinary Practice Management Software and such acquisition did not have a material effect on our results of operation in 2012 and is not expected to have a material effect on our results of operation in 2013.

Our practice management services include Cornerstone® Coaching, Practice Profile™, IDEXX Reminder Service, VetVault® Backup Solution, PetDetect® Pet Identification System and Pet Health Network® Pro. Pet Health Network® Pro, beta launched in the third quarter of 2012, is a subscription-based service that permits veterinarians to provide online communication and education to pet owners before, during and after each patient visit. We anticipate a full commercial launch of Pet Health Network® Pro during the first quarter of 2013. Certain of our services are compatible with non-IDEXX practice management systems.

Digital Imaging Systems and Services. Our digital radiography systems capture radiographic images in digital form, replacing traditional x-ray film and the film development process, which generally requires the use of hazardous chemicals and darkrooms. We market and sell two digital radiography systems for use in the small animal veterinary hospital:  the IDEXX I-Vision CR®, our latest generation computed radiography system, which we launched in September 2011 and the IDEXX-DR™ 1417 system. We also market and sell the IDEXX EquiView® DR system for use as a portable unit in ambulatory veterinary practices, such as equine practices.

Our digital radiography systems use picture archiving and communication system (“PACS”) software, IDEXX-PACS™ and IDEXX EquiView PACS®, for the viewing, manipulation, management, storage and retrieval of the digital images generated by the digital capture plate. The PACS software also permits images from our digital radiography systems to be integrated into patients’ medical records in the Cornerstone® system, as well as transferred to other practice management systems. In September 2011, we launched IDEXX I-Vision Mobile™, an application that allows veterinarians with the IDEXX-DR™ 1417 and IDEXX I-Vision CR™  systems, as well as  our legacy digital radiography systems, to request, view and send images using an iPad® or an Android™ mobile tablet. This application integrates with our IDEXX-PACS™ software.

WATER

We offer a range of products used in the detection and quantification of various microbiological parameters in water.

Our principal products are the Colilert®, Colilert®-18 and Colisure® tests, which simultaneously detect the presence of total coliforms and E. coli in water. These organisms are broadly used as microbial indicators for potential fecal contamination in water. These products utilize nutrient-indicators that produce a change in color or fluorescence when metabolized by target microbes in the sample. Our water tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with regulatory standards, including U.S. Environmental Protection Agency (“EPA”) standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, waste water and water from private wells.

Our Enterolert® products detect the presence of enterococci in drinking, waste and recreational waters. Enterococci,  bacteria normally found in human and animal waste, are organisms broadly used as microbial indicators for potential fecal contamination in water. Our Pseudalert® products detect the presence of Pseudomonas aeruginosa  in pool, spa and bottled water. Pseudomonas aeruginosa is a pathogen that can cause “hot-tub rash,” “swimmer’s ear” and potentially fatal infections in immunocompromised individuals.  Our Filta-Max® and Filta-Max xpress® products are used in the detection of Cryptosporidium and Giardia in water. Cryptosporidium and Giardia are parasites that can cause potentially fatal gastrointestinal illness if ingested. We also distribute certain water testing kits manufactured by Life Technologies Corporation that complement our Cryptosporidium and Giardia testing products.

Our Quanti-Tray® products, when used in conjunction with our Colilert®, Colilert®-18, Colisure®, Enterolert®, Pseudalert™ or Heterotrophic Plate Count (HPC) products, provide users quantitative measurements of microbial contamination, rather than a presence/absence indication. Our SimPlate for HPC product detects the total number of the most common bacteria in a water sample.

We also sell consumables, parts and accessories to be used with many of our water testing products.

LIVESTOCK AND POULTRY DIAGNOSTICS

We sell diagnostic tests and related instrumentation that are used to detect a wide range of diseases and to monitor health status in livestock and poultry. Our livestock and poultry diagnostic products are purchased by government and private laboratories that provide testing services to cattle, swine and poultry veterinarians and producers. Our principal products include tests for Bovine Viral Diarrhea Virus (“BVDV”) and Porcine Reproductive and Respiratory Syndrome (“PRRS”). BVDV is a common and contagious viral infection that suppresses the immune system, making the animal susceptible to a host of other infections, impacting beef and dairy production yields as a result. PRRS is a contagious virus causing reproductive problems and respiratory diseases. In the fourth quarter of 2012, we launched a milk-based pregnancy test for detecting pregnancy in dairy cattle, which provides a means to optimize reproductive efficiency. Since 2009, changes in testing regulations pertaining to Bovine Spongiform Encephalopathy (“BSE” or “mad cow disease”) have led to a decline in revenues from sales of our BSE test products. Revenue from BSE testing products was less than $10 million during the twelve months ended December 31, 2012. BSE is a fatal neurodegenerative disease in cattle that causes a spongy degeneration in the brain and spinal cord.

OTHER

Dairy

The principal products in our Dairy business are our SNAP® tests used to detect antibiotic drug residue in milk. Dairy producers and processors worldwide use our tests for quality and safety assurance of raw milk. Our primary product line for detecting antibiotic residue in milk is SNAP® Beta-Lactam, which detects penicillin, amoxicillin, ceftiofur and cephapirin residues, followed by SNAPduo® Beta-Tetra, which detects certain tetracycline antibiotic residues in addition to those detected by the SNAP® Beta Lactam test kits. We also sell SNAP®  tests for the detection of certain other contaminants in milk, such as chemical melamine and Aflatoxin M1.

OPTI Medical Systems

We sell OPTI® point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose, lactate, BUN and ionized calcium, and to calculate other parameters such as base excess and anion gap. These analyzers are used primarily in emergency rooms, operating rooms, cardiac monitoring areas and other locations where time-critical diagnostic testing is performed within the hospital setting. The OPTI® CCA and OPTI® Touch Electrolyte and Blood Gas Analyzers run single-use disposable cassettes that contain various configurations of analytes; the OPTI® R Analyzer runs reusable cassettes in various analyte configurations; and the OPTI® LION™ Stat Electrolyte Analyzer runs single-use electrolyte cassettes. OPTI Medical Systems also manufactures our VetStat® analyzer, an instrument and consumable system that is a member of the IDEXX VetLab® suite for the veterinary market. In addition, OPTI Medical Systems provides the electrolyte module and dry slide reagents that make up the electrolyte testing functionality of the Catalyst Dx® analyzer.

Other Activities

In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a feline insulin product under development. Upon completion of this transaction we restructured the remaining pharmaceutical division and realigned two of our pharmaceutical product lines to the Rapid Assay line of business, which is part of CAG, and realigned the remainder of the products, which comprised of one product line and two out-licensing arrangements in effect at the time of the realignment, to the Other segment. We retained certain drug delivery technologies that we have continued to seek to commercialize through agreements with third parties, such as pharmaceutical companies, that we also include in the Other segment. We earned milestone payments of $3.5 million, $3.0 million and $3.0 million in 2012, 2011 and 2010, respectively, in connection with the achievement of certain sales milestones by the acquirer following commercialization of the feline insulin product. See Note 22 to the consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K for additional information regarding the restructuring of our pharmaceutical business. Since realignment to the Rapid Assay line of business, we have discontinued the production and sale of one of the remaining pharmaceutical product lines. Neither this product line nor the second remaining product line is or was a significant contributor to revenue in the Rapid Assay line of business.

MARKETING AND DISTRIBUTION

We market, sell and service our products worldwide through our marketing, sales and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in Australia, Canada, China, France, Germany, Italy, Japan, the Netherlands, Spain, Switzerland, Taiwan, the United Kingdom, South Africa, Poland and South Korea. Sales and marketing expense was $217.0 million, $204.9 million and $179.6 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively, or 16.8% of consolidated revenue in each of 2012 and 2011 and 16.3% of consolidated revenue in 2010.

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

Our largest customers are our U.S. distributors of our products in the CAG segment. One of our CAG distributors, Butler Schein Animal Health Supply, LLC (“Butler”), accounted for 9% of our consolidated revenue in each of 2012, 2011 and 2010.

RESEARCH AND DEVELOPMENT

Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our business areas. Our research and development expenses, which consist of salaries, employee benefits, materials and external consulting and development costs, were $82.0 million, $76.0 million and $68.6 million for the twelve months ended December 31, 2012, 2011 and 2010, respectively, or 6.3% of revenue in 2012 and 6.2% of revenue in each of 2011 and 2010.

PATENTS AND LICENSES

We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties.

Important patents and licenses include:

·

Exclusive licenses from the University of Texas and Tulane University to patents that expire in 2017 and 2019, respectively, relating to reagents and methods for the detection of Lyme disease utilized in certain of our SNAP® products and a reference laboratory diagnostic test;

·	A patent concerning the Colilert®-18 product that expires in 2014;
·	A patent concerning the Quanti-Tray® product that expires in 2014;
·

A patent that relates to certain methods and kits for simultaneously detecting antigens and antibodies, which covers certain of our SNAP® products, including our canine and feline combination tests, that expires in 2014;

·	Patents covering various reagents, kits and/or immunoassays for detecting FIV antibodies utilized in certain of our SNAP® products that expire beginning in 2014;
·	An exclusive license from Boehringer Ingelheim to certain patents covering reagents and methods for detecting PRRS that expire in 2014;
·	An exclusive license from Cornell University to patents covering methods for detecting BVDV that expire beginning in 2017;
·	Patents concerning the SNAP® immunoassay platform that expire in 2015; and
·	Patents concerning Catalyst Dx® consumables that expire beginning in 2023.

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

Instruments and consumables. Significant products supplied by sole and single source providers include VetTest®  analyzers and consumables, Catalyst Dx® consumables (other than electrolyte consumables), LaserCyte® and LaserCyte® Dx consumables and VetAutoreadTM, VetLyte®, and ProCyte Dx® analyzers and consumables.

VetTest® and Catalyst Dx® chemistry slides are supplied by Ortho under supply agreements that are currently set to expire at the end of 2028. We are required to purchase all of our requirements for our current menu of VetTest®  and Catalyst Dx® chemistry slides from Ortho to the extent Ortho is able to supply those requirements. The agreements provide for pricing based on purchase volumes and a fixed annual inflationary adjustment. The agreements also prohibit Ortho from promoting and selling these chemistry slides in the veterinary market other than to IDEXX.

We purchase other analyzers and consumables under supply agreements with terms extending through 2032, which in some cases may be extended at our option. We have minimum purchase obligations under some of these agreements, and our failure to satisfy these obligations may result in loss of some or all of our rights under these agreements. See “Part I, Item 1A. Risk Factors.”

Other components. We purchase certain other products, raw materials and components from sole and single source suppliers. These products include certain digital radiography systems and certain components used in our SNAP® rapid assay and dairy devices, livestock and poultry testing kits and water testing products.

Certain components incorporated into our SNAP® products and certain livestock and poultry testing kits are supplied by Moss, Inc. (“Moss”) under a supply agreement that either party may terminate with 24 months prior written notice. We are required annually to purchase a minimum amount from Moss equal to our average purchase volumes in 2004, 2005 and 2006. Annual price increases are capped at 3%. Pursuant to the terms of the supply agreement, Moss has escrowed its manufacturing information relating to the components, which may be released to us upon certain triggering events that would render Moss incapable of supplying the components to us. If such a triggering event occurs, we will make royalty payments to Moss for the use of such information until Moss is able to again begin manufacturing.

We have been successful in ensuring an uninterrupted supply of products purchased from sole and single source suppliers. However, there can be no assurance that uninterrupted supply can be maintained if these agreements terminate for any reason or our suppliers otherwise are unable to satisfy our requirements for products. See “Part I, Item 1A. Risk Factors.”

BACKLOG

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

Competitive factors in our different business areas are detailed below:

·

Companion animal diagnostic offerings. We compete primarily on the basis of ease of use and speed of our products,  diagnostic accuracy, product quality, breadth of our product line and services, technology, information management capability, availability of medical consultation, effectiveness of our sales and distribution channels, quality of our technical and customer service, and our pricing relative to the value of our products and services in comparison with competitive products and services. Our major competitors in most geographic locations in North America are Antech Diagnostics, a unit of VCA Antech, Inc., and Abaxis, Inc.

·

Water, livestock and poultry and dairy testing products. We compete primarily on the basis of the ease of use, speed, accuracy, product quality, and other performance characteristics of our products and services (including unique tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, our ability to receive regulatory endorsements from governing agencies, and our pricing relative to the value of our products in comparison with competitive products and services. Our competitors include highly focused smaller companies and multi-billion dollar companies with small livestock and poultry diagnostics and water testing solution franchises.

·

Practice management and digital imaging systems and services. We compete primarily on the basis of functionality, connectivity to equipment and other systems, performance characteristics, effectiveness of our implementation, training process and customer service, information handling capabilities, advances in technologies, and our pricing relative to the value of our products and services. We sell these products primarily in North America where our largest competitor is Butler.

·

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

Water testing products. Our water tests are not subject to formal premarket regulatory approval. However, before a test can be used as part of a water quality monitoring program in the U.S. that is regulated by the EPA, the test must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA-approved protocol, evaluation of the data by the EPA and publication for public comment of any proposed approval in the Federal Register before final approval. Our Colilert®, Colilert®-18, Colisure®, Quanti-Tray®, Filta-Max xpress®,  Enterolert®, and SimPlate® for heterotropic plate counts products have been approved by the EPA for use under various regulatory programs.  Water testing products are subject to similarly extensive regulatory processes in other countries around the world.

Dairy testing products. Dairy products used in National Conference on Interstate Milk Shipments (“NCIMS”) milk-monitoring programs are regulated by the FDA as veterinary medical devices. However, before products requiring FDA approval can be sold in the U.S., performance data must be submitted in accordance with an FDA approved protocol administered by an independent body, such as the Association of Analytical Communities Research Institute (“AOAC RI”). Following approval of a product by the FDA, the product must also be approved by NCIMS, an oversight body that includes state, federal and industry representatives. Our SNAP® Beta-Lactam antibiotic residue test product has been approved by the FDA, NCIMS and AOAC RI for sale in the U.S. While some foreign countries accept AOAC RI approval as part of their regulatory approval process, many countries have separate regulatory processes.

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

EMPLOYEES

            At February 8, 2013, we had approximately  5,400 employees.

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

Our Failure to Successfully Execute Certain Strategies Could Have a Negative Impact on Our Growth and Profitability

The companion animal healthcare industry is highly competitive and we anticipate increasing levels of competition from both existing competitors and new market entrants. Our ability to maintain or enhance our growth rates and our profitability depends on our successful execution of many elements of our strategy, which include:

·

Developing, manufacturing and marketing innovative new or improved in-clinic laboratory analyzers that drive sales of IDEXX VetLab® instruments, grow our installed base of instruments, and increase demand for related consumable products, services and accessories;

·

Developing and introducing new proprietary diagnostic tests and services that provide valuable medical information to our customers and effectively differentiate our products and services from those of our competitors;

·

Increasing the value to our customers of our companion animal products and services by enhancing the integration of these products and the management of diagnostic information derived from our products;

·

Providing our veterinary customers with the medical and business tools, information and resources that enable them to grow their practices through increased pet visits and enhanced practice of real-time care;

·

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

·

Achieving cost improvements in the manufacture and service of our in-clinic laboratory analyzers by employing the benefits of economies of scale in both negotiating supply contracts and leveraging manufacturing overhead, and by improving reliability of our instruments;

·	Expanding our served market and growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;
·	Identifying, completing and integrating acquisitions that enhance our existing businesses or create new business or geographic areas for us; and
·	Developing and implementing new technology and licensing strategies.

If we are unsuccessful in implementing and executing on some or all of these strategies, our rate of growth or profitability may be negatively impacted.

Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability

We currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include our Catalyst Dx® and VetTest® consumables; ProCyte Dx® hematology, IDEXX VetAutoread™ hematology, VetLyte®  electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; and certain components and raw materials used in our SNAP® rapid assay devices, water testing products, livestock and poultry diagnostic tests, dairy testing products and LaserCyte® and LaserCyte® Dx hematology analyzers. To mitigate risks associated with sole and single source suppliers, we seek when possible to enter into long-term contracts that ensure an uninterrupted supply of products at predictable prices. However, some suppliers decline to enter into long-term contracts and we are required to purchase products on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of products in the future from sole and single source suppliers, we may be unable to supply the market, which could have a material adverse effect on our results of operations.

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

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against non-U.S. currencies, and in particular the Euro, British pound, Canadian dollar, Japanese yen and Australian dollar, adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets.  For the years ended December 31, 2012, 2011 and 2010, approximately 26%, 26% and 25%, respectively, of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies. To mitigate such foreign currency exposure, we utilize non-speculative forward currency exchange contracts. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

The Impact of One of Our Distributors Becoming Non-exclusive on Our Results of Operations is Uncertain

On February 11, 2013, the Commissioners of the U.S. Federal Trade Commission (“FTC”) granted final approval of the Agreement Containing Consent Order to Cease and Desist (“Consent Agreement”) previously reached with the FTC staff to resolve the investigation into whether IDEXX had engaged in unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act. Details about the FTC investigation and the resulting Consent Agreement are described in “Part I, Item 3. Legal Proceedings.”

On September 28, 2012, we entered into a modified agreement with MWI Veterinary Supply, Inc. (“MWI”) that became effective January 1, 2013.  Under this modified agreement, MWI is permitted to carry any competitive products without restriction or potential negative consequence. This agreement satisfies the requirements of the Consent Agreement, that we may have exclusive distribution agreements with only two of the three largest U.S. distributors of companion animal veterinary products.  The modification of our agreement with MWI will result in one or more of our competitors selling products through MWI, which we expect will increase the field sales resources of MWI used by those competitors to sell their products. Under the modified agreement with MWI, we will provide lower compensation to MWI on sales of our products since we will no longer receive the benefits of MWI’s exclusive focus on our products. We expect to reinvest savings from this lower rate of compensation in other sales and marketing resources and the selling efforts of our other distributors. We believe that the reallocation of these sales resources will help mitigate the potential effects of the loss of exclusive focus of MWI and the additional field sales resources used by our competitors.  However, there can be no assurances that we will be able to fully mitigate the competitive effects of the changes in the nature of our agreement with MWI. Any reduction in the relative effectiveness of our overall selling efforts could have an adverse effect on our results of operations, which we do not believe would be material.

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

In the past, we have received notices claiming that our products infringe third-party patents and we may receive such notices in the future. Patent litigation is complex and expensive, and the outcome of patent litigation can be difficult to predict. We cannot ensure that we will win a patent litigation case or negotiate an acceptable resolution of such a case. If we lose, we may be stopped from selling certain products and/or we may be required to pay damages and/or ongoing royalties as a result of the lawsuit. Any such result could have a material adverse effect on our results of operations.

Distributor Purchasing Patterns Could Negatively Affect Our Operating Results

We sell many of our products, including substantially all of the rapid assays and instrument consumables sold in the U.S., through distributors. Distributor purchasing patterns can be unpredictable and may be influenced by factors unrelated to the end-user demand for our products. In addition, our agreements with U.S. distributors may generally be terminated by the distributors for any reason on 60 days prior written notice. Because significant product sales are made to a limited number of distributors, the unanticipated loss of a distributor or unanticipated changes in the frequency, timing or size of distributor purchases, could have a negative effect on our results of operations.

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

Effective January 1, 2009, the age at which healthy cattle to be slaughtered are required to be tested for bovine spongiform encephalopathy (“BSE” or “mad cow disease”) in the European Union was increased from 30 months to 48 months, which reduced the population of cattle tested by approximately 30%. In February 2011, the European Union’s Standing Committee on the Food Chain and Animal Health (“SCFCAH”) agreed to allow its member states to further raise the recommended testing age to 72 months, effective July 1, 2011, which further reduced the population of cattle tested. In December 2012, the SCFCAH agreed to allow European Union member states the option to eliminate BSE testing of healthy cattle at slaughter effective March 2013. The demand for our BSE testing products has been negatively impacted as a result of these regulatory changes and could be further impacted by further changes that could be made in the future. Revenue from BSE testing products was less than $10 million during the twelve months ended December 31, 2012.

Increase in Corporate Hospital Ownership and Prevalence of Buying Consortiums Could Negatively Affect Our Business

An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include VCA Antech, Inc., National Veterinary Associates and Banfield Pet Hospital, each of which is currently a customer of IDEXX. A similar trend exists in the U.K. and may in the future also develop in other countries. Furthermore, an increasing percentage of individually owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums that we believe are positive for our business, decisions by larger corporate owners and buying consortiums, in particular Banfield Pet Hospital, to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations, which could be material. In addition, certain corporate owners, most notably VCA Antech Inc., our primary competitor in the U.S. and Canadian markets for veterinary reference laboratory diagnostic services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally use their reference laboratory services almost exclusively and shift a large portion of their testing from in-clinic testing to their reference laboratories. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

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

            Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the year ended December 31, 2012, approximately 41% of our revenue was attributable to sales of products and services to customers outside the U.S., compared to 43% and 41% for the years ended December 31, 2011 and 2010, respectively. Various possible risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters and unexpected regulatory and economic or political changes in foreign markets. Further, prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. Our results of operations are also susceptible to changes in foreign currency exchange rates. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results of operations for that period.

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

We manufacture many of our significant companion animal products, including our rapid assay devices and certain instruments, many of our water testing products and certain of our livestock and poultry testing products, at a single facility in Westbrook, Maine. Certain of our companion animal products, as well as our human point-of-care products, are manufactured in Roswell, Georgia. We also manufacture certain of our livestock and poultry testing products in Bern, Switzerland and Montpellier, France. In addition, we maintain major distribution facilities in North America and in the Netherlands and major reference laboratories in Memphis, Tennessee; Leipzig, Germany; Ludwigsburg, Germany; Sacramento, California; Elmhurst, Illinois; North Grafton, Massachusetts; East Brisbane, Australia; Markham, Ontario; and Wetherby, the United Kingdom. Therefore, interruption of operations at any of these facilities could have a material adverse effect on our results of operations.

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

If Our Quarterly or Annual Results of Operations Fluctuate, This Fluctuation May Cause Our Stock Price to Decline, Resulting in Losses to You

Our prior operating results have fluctuated due to a number of factors, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases, product launches, operating expenditures, marketing programs, changes in foreign currency exchange rates, and litigation and claim-related expenditures; changes in competitors’ product offerings; changes in the economy affecting consumer spending; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors, many of which are beyond our control. If our operating results or projections of future operating results do not meet the expectations of market analysts or investors in future periods, our stock price may fall.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

            Not applicable.

ITEM 2.            PROPERTIES

            Our worldwide headquarters is located on a company-owned, 65-acre site in Westbrook, Maine where we occupy a 555,900 square foot building utilized for manufacturing, research and development, marketing, sales and general and administrative support functions. In 2011, we began the construction of a new 107,000 square foot administrative building adjacent to our primary facility in Westbrook, Maine, which we expect will be substantially complete in late 2013.

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

            Additional Properties Leased:

•

444,100 total square feet of laboratory, office and warehousing space located throughout the U.S., Europe, Canada, Australia, Asia and South Africa, primarily used for our Reference Laboratory Diagnostic and Consulting Services line of business

•	114,400 square feet of industrial space in Tennessee for distribution and warehousing related to various lines of business
•	100,100 square feet of distribution, warehousing and office space in the Netherlands, which serves as our European headquarters
•	84,300 square feet of office, manufacturing and warehousing space in Georgia related to our OPTI Medical line of business
•	69,300 square feet of office space in Wisconsin related to our Practice Management Systems line of business
•	67,000 square feet of office space in Maine for Corporate, Customer Service and IT support services
•	50,700 total square feet of office and manufacturing space in France and Switzerland related to our Livestock and Poultry Diagnostics line of business
•	7,600 square feet of office and manufacturing space in the U.K. related to our Water line of business

            We believe that our owned and leased properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on our business.

ITEM 3.            LEGAL PROCEEDINGS

In January 2010, we received a letter from the U.S. Federal Trade Commission (“FTC”), stating that it was conducting an investigation to determine whether IDEXX or others had engaged in unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services (the “Investigation”).

On December 5, 2012, we entered into an Agreement Containing Consent Order to Cease and Desist (“Consent Agreement”) with the FTC staff to resolve the Investigation.   The Consent Agreement, which is ten years in duration, specifies that IDEXX may have exclusive distribution agreements with two of the following three distributors: MWI Veterinary Supply, Inc. (“MWI”), Butler Schein Animal Health, and Webster Veterinary. The FTC Commissioners granted final approval of the Consent Agreement on February 11, 2013 resulting in the final resolution of the Investigation.

We continue to believe that our marketing and sales practices for companion animal veterinary products and services do not violate applicable antitrust laws. We have chosen to enter into the Consent Agreement because we believe this course will help us avoid long and costly litigation and that our business will not be materially adversely affected.

               From time to time, we are subject to other legal proceedings and claims, which arise in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our results of operations, financial condition or cash flows.

ITEM 4.            MINE SAFETY DISCLOSURES

            Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

            Our executive officers as of February 19, 2013 were as follows:

Name	Age	Title

Jonathan W. Ayers	56	Chairman of the Board of Directors, President and Chief Executive Officer
William E. Brown III, PhD	58	Executive Vice President and Chief Scientific Officer
Jay Mazelsky	52	Executive Vice President
Johnny D. Powers, PhD	51	Executive Vice President
Merilee Raines	57	Executive Vice President, Chief Financial Officer and Treasurer
Michael J. Williams, PhD	45	Executive Vice President
Conan R. Deady	51	Corporate Vice President, General Counsel and Secretary
George J. Fennell	44	Corporate Vice President
Daniel V. Meyaard	55	Corporate Vice President
Ali Naqui, PhD	59	Corporate Vice President
James F. Polewaczyk	49	Corporate Vice President
Giovani Twigge	49	Corporate Vice President

Mr. Ayers has been Chairman of the Board, Chief Executive Officer and President of IDEXX since January 2002. Prior to joining IDEXX, from 1999 to 2001, Mr. Ayers was President of Carrier Corporation, the then-largest business unit of United Technologies Corporation, a provider of high-technology products and support services to customers in the aerospace and building industries worldwide, and from 1997 to 1999, he was President of Carrier’s Asia Pacific Operations. From 1995 to 1997, Mr. Ayers was Vice President, Strategic Planning at United Technologies. Before joining United Technologies, from 1986 to 1995, Mr. Ayers held various positions at Morgan Stanley & Co. in mergers and acquisitions and corporate finance. Prior to Morgan Stanley, Mr. Ayers was a strategy consultant for Bain & Company, a global management consulting firm, from 1983 to 1986, and was in the field sales organization of IBM’s Data Processing Division from 1978 to 1981. Mr. Ayers holds an undergraduate degree in molecular biophysics and biochemistry from Yale University and graduated from Harvard Business School in 1983.

Dr. Brown has been Executive Vice President, overseeing Research and Development, of the Company since July 2012. In December 2008, he joined IDEXX as Corporate Vice President, and was promoted to Chief Scientific Officer of the Company in March 2010. Prior to joining IDEXX, from 1982 to 2007, Dr. Brown held various positions at Abbott Laboratories, Inc., a broad-based healthcare company that manufactures and markets pharmaceuticals, medical products, and diagnostics, most recently as Corporate Officer and Divisional Vice President of R&D, Assays and Instrument Systems for the Diagnostic Division.

 Mr. Mazelsky joined IDEXX in August 2012 as Executive Vice President. He oversees the Companion Animal Group Customer Facing Organization in North America; the IDEXX VetLab® in-house diagnostics, Digital Radiography and Computer Systems lines of business; the Pet Health Network® Pro offering and the VetConnect® PLUS and Integrated Practice strategies. Prior to joining the Company, Mr. Mazelsky was a Senior Vice President and General Manager from 2010 to 2012 of Computed Tomography, Nuclear Medicine and Radiation Therapy Planning at Philips Healthcare (“Philips”), a subsidiary of Royal Philips Electronics, the Netherlands, a healthcare, lifestyle and lighting technologies company. Previously he held a series of other leadership roles with increasing responsibilities during his tenure at Philips beginning in 2001. Prior to joining Philips, Mr. Mazelsky was at Agilent Technologies Inc., a technology company, where he was an Executive in Charge from 2000 to 2002 of leading the integration of Agilent’s Healthcare Group into Philips. He also served as a General Manager of the Medical Consumables Business Unit from 1997 to 2000 at Agilent Technologies. From 1988 to 1996, he was in a number of roles at Hewlett Packard Corporation, a technology company, in finance, marketing and business planning.

Dr. Powers became Executive Vice President of IDEXX in July 2012, overseeing IDEXX Reference Laboratories, Telemedicine, Rapid Assay, Bioresearch and Worldwide Operations. He joined IDEXX as Corporate Vice President in February 2009 leading the Company’s worldwide reference laboratories business. Prior to joining the Company, Dr. Powers was Vice President responsible for the Cancer Diagnostics business of Becton, Dickinson and Company, a medical technology company, from 2007 to 2008. Dr. Powers joined Becton, Dickinson and Company as a result of its acquisition in 2006 of TriPath Imaging Inc., a molecular diagnostics-based cancer diagnostics company, where he held various positions from 2001 to 2007, including Vice President of Worldwide Operations and most recently served as President of the TriPath Oncology business unit. From 1996 to 2001, Dr. Powers was employed by Ventana Medical Systems, Inc., a tissue-based cancer diagnostics company, where he held various positions, including Vice President and General Manager of the Anatomical Pathology business and Vice President and General Manager of Worldwide Operations. From 1989 to 1996, Dr. Powers was employed by Organon Teknika Corporation, a medical diagnostics company, in various technical management roles.

Ms. Raines has been Executive Vice President of the Company since July 2012, and Chief Financial Officer of the Company since October 2003. Ms. Raines served as Corporate Vice President, Finance, from May 1995 to July 2012, Vice President, Finance, from March 1995 to May 1995, Director of Finance from 1988 to March 1995 and Controller from 1985 to 1988. Since February 2011, Ms. Raines has also served as a member of the board of directors of Watts Water Technologies, Inc., a publicly-traded manufacturer of products to control the efficiency, safety and quality of water within residential, commercial and institutional applications.

Dr. Williams has been Executive Vice President of IDEXX since July 2012, and oversees the Company’s international operations, and the Livestock and Poultry Diagnostics, Dairy, Water and OPTI Medical Systems lines of business.  He was Corporate Vice President, IDEXX VetLab® in-house diagnostics, of the Company from September 2006 to July 2012 and General Manager of the IDEXX VetLab® in-house diagnostics line of business from 2004 to 2012.  Dr. Williams has also overseen the OPTI Medical Systems business since its acquisition in January 2007. Dr. Williams was Vice President and General Manager of the Company’s chemistry instruments and consumables business from 2003 to 2004. Prior to joining the Company in 2003, Dr. Williams was a healthcare strategy consultant at McKinsey & Company, a management consulting firm, from 1995 to 2002, and a senior research associate at the Scripps Research Institute, a non-profit research organization, from 1992 to 1995.

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

Mr. Meyaard joined IDEXX as Corporate Vice President in September 2009 and leads the Company’s worldwide operations function, including supply chain management, instrument and reagent manufacturing, quality assurance, facilities and operational excellence. Prior to joining the Company, from 1980 to 2009, Mr. Meyaard held various positions at multiple divisions of Siemens Healthcare Diagnostics, a clinical diagnostics company, and its predecessors, most recently as Vice President of Global Instrument Manufacturing for Siemens Medical Solutions Diagnostics.

Dr. Naqui has been Corporate Vice President of the Company since January 2006, when he assumed oversight of IDEXX’s Asia Pacific and Latin America operations. Since July 2012, he has also led the Water line of business, which he previously led from 1997 to 2007. From 2007 to 2012, Dr. Naqui also oversaw the Company’s Europe, Middle East and Africa commercial operations. He was General Manager of the Water business from September 1997 to January 2000, and Director of Research and Development from February 1993 to September 1997. Dr. Naqui joined the Company in 1993 as a result of the Company’s acquisition of Environetics, the original manufacturer of the Colilert® water testing product line, where he was the Director of Research and Development. Prior to joining Environetics, he was a research and development manager with Becton, Dickinson and Company, a medical technology company.

 Mr. Polewaczyk joined IDEXX as Corporate Vice President in February 2007 and since July 2012 has led the Company’s CAG Reference Laboratories and Telemedicine lines of business. From 2007 to 2012, Mr. Polewaczyk led the Company’s Rapid Assay, Digital Imaging and Telemedicine lines of business. Before joining IDEXX, Mr. Polewaczyk was employed from 2001 to 2006 at Philips Medical Systems, a subsidiary of Royal Philips Electronics, the Netherlands, a healthcare, lifestyle and lighting technologies company, as General Manager of their Medical Consumables and Sensors Business. Prior to that, Mr. Polewaczyk spent 15 years at Hewlett-Packard Corporation, a technology company, in a variety of senior marketing and medical technology product development roles.

Mr. Twigge became a Corporate Vice President of the Company in August 2010 and leads worldwide human resources. Before joining IDEXX, from 1999 to 2010, Mr. Twigge held various human resources leadership positions at Abbott Laboratories, Inc., a broad-based healthcare company that manufactures and markets pharmaceuticals, medical products, and diagnostics. Most recently Mr. Twigge was Divisional Vice President, HR, for Abbott Diagnostics. Prior to that, he served as Divisional Vice President, HR, for Abbott Nutrition International and as Regional HR Director for a number of international operations including those in Europe, Latin America/Canada and the Middle East.

PART II

ITEM 5.         MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Market under the symbol IDXX. The following table shows the quarterly range of high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the years 2012 and 2011.

For the Quarter Ended	High	Low

March 31, 2011	$79.89	$67.30
June 30, 2011	82.91	71.99
September 30, 2011	87.29	68.91
December 31, 2011	79.29	63.83

March 31, 2012	89.50	77.81
June 30, 2012	96.80	81.31
September 30, 2012	101.18	86.36
December 31, 2012	100.05	87.51

Holders of Common Stock

As of February 8, 2013, there were 645 holders of record of our common stock.

Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2012, we repurchased shares of common stock as described below:

1
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

October 1, 2012 to October 31, 2012	122,200	$97.59	122,200	3,227,626
November 1, 2012 to November 30, 2012	181,756	92.19	181,756	3,045,870
December 1, 2012 to December 31, 2012	134,138	93.95	132,350	2,913,520
Total	438,094	$94.23	436,306	2,913,520

As of December 31, 2012, our board of directors had approved the repurchase of up to 48,000,000 shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010 and October 12, 2011 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended December 31, 2012, and no repurchase plans expired during the period. Repurchases of 436,306 shares were made during the three months ended December 31, 2012 in transactions made pursuant to our repurchase plan.

During the three months ended December 31, 2012, we received 1,788 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase plan.

During the year ended December 31, 2012, we repurchased 1,474,187 shares of our common stock in transactions made pursuant to our repurchase plan and received 53,272 shares of common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. See Note 18 to the consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K for further information.

Dividends

We have never paid any cash dividends on our common stock. From time to time our board of directors may consider the declaration of a dividend. However, we have no present intention to pay a dividend.

Stock Performance

This graph compares our total stockholder returns, the Standard & Poor’s (“S&P”) MidCap 400 Index, the S&P MidCap 400 Health Care Index and the Total Return Index for the NASDAQ Stock Market (U.S. Companies) prepared by the Center for Research in Security Prices (the “NASDAQ Index”). This graph assumes the investment of $100 on December 31, 2007 in IDEXX’s common stock, the S&P MidCap 400 Index, the S&P MidCap 400 Health Care Index and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2008, 2009, 2010, 2011 and 2012.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011	12/31/2012

IDEXX Laboratories, Inc.	$100.00	$61.54	$91.16	$118.06	$131.26	$158.28
S&P MidCap 400 Health Care Index	100.00	66.71	89.83	110.10	110.86	140.05
S&P MidCap 400 Index	100.00	62.72	84.67	105.72	102.44	118.90
NASDAQ Index[1]	100.00	61.17	87.93	104.13	104.69	123.85

1 The Center for Research in Security Prices Total Return Indexes for the NASDAQ Stock Market are calculated each month and may incorporate historical edits to the data which changes values calculated in previous months.

ITEM 6.            SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for each of the last five fiscal years of the Company. The selected consolidated financial data presented below has been derived from the Company’s consolidated financial statements. These financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

	For the Years Ended December 31, (in thousands, except per share data)
	2012	2011	2010	2009	2008

INCOME STATEMENT DATA:
Revenue	$1,293,338	$1,218,689	$1,103,392	$1,031,633	$1,024,030
Cost of revenue	594,190	572,183	524,769	505,352	494,264
Gross profit	699,148	646,506	578,623	526,281	529,766
Expenses:
Sales and marketing	216,962	204,850	179,626	167,748	169,956
General and administrative	137,609	129,389	126,519	117,440	116,681
Research and development	82,014	76,042	68,597	65,124	70,673
Income from operations	262,563	236,225	203,881	175,969	172,456
Interest expense, net	(1,946)	(1,803)	(1,752)	(1,430)	(2,269)
Income before provision for income taxes	260,617	234,422	202,129	174,539	170,187
Provision for income taxes	82,330	72,668	60,809	52,304	54,018
Net income	178,287	161,754	141,320	122,235	116,169
Less: Net income (loss) attributable to noncontrolling interest	20	(32)	36	10	-
Net income attributable to IDEXX Laboratories, Inc. stockholders	$178,267	$161,786	$141,284	$122,225	$116,169
Earnings per share:
Basic	$3.24	$2.85	$2.45	$2.08	$1.94
Diluted	3.17	2.78	2.37	2.01	1.87
Weighted average shares outstanding:
Basic	54,985	56,790	57,713	58,809	59,953
Diluted	56,155	58,214	59,559	60,682	62,249

BALANCE SHEET DATA:
Cash and cash equivalents	$223,986	$183,895	$156,915	$106,728	$78,868
Working capital	163,204	87,348	175,479	120,033	60,598
Total assets	1,103,602	1,030,814	897,144	808,527	765,437
Total debt	214,501	246,418	133,280	123,884	156,479
Total stockholders’ equity	636,257	539,593	574,281	514,579	438,194

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Segments. During 2012, we operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary and bioresearch markets, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and products for livestock and poultry health, which we refer to as Livestock and Poultry Diagnostics (“LPD”). Prior to the second quarter of 2010, we referred to our LPD segment as our Production Animal Segment. We also operate two smaller segments that comprise products for milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostic market (“OPTI Medical”). Financial information about the Dairy and OPTI Medical operating segments and about a product line and out-licensing arrangements remaining from our pharmaceutical business is combined and presented in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 15 to the consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K for financial information about our segments, including geographic information, and about our product and service categories.

Items that are not allocated to our operating segments are as follows: a portion of corporate support function and personnel-related expenses; certain manufacturing costs; corporate research and development expenses that do not align with one of our existing business or service categories; the difference between estimated and actual share-based compensation expense; and certain foreign currency exchange gains and losses. In our segment disclosure, these amounts are shown under the caption “Unallocated Amounts.”

The following is a discussion of the strategic and operating factors that we believe have the most significant effect on the performance of our business.

Companion Animal Group

CAG offers a set of discrete products and services as described below. However, our strategy is to provide these products and services as integrated diagnostic and information management solutions to veterinary practices that collectively create more value for the customer than the value derived from individual products and services, and that provide strong incentives for the customer to adopt full IDEXX solutions and to remain long-term users of our products and services. The breadth and complementary nature of our products and services permit us to offer integrated disease-management diagnostic solutions that leverage the advantages of both point-of-care and outside laboratory testing, facilitate the flow of medical and business information in the veterinary practice and between the veterinary practice and its clients, and provide us with scale in sales and distribution. Our objective is to provide veterinarians with the tools and services to enhance the pet owner experience with veterinary medical care, while also growing veterinary practice revenues and improving staff efficiencies.

Instruments and Consumables. Within the IDEXX VetLab® instrument line of business, we seek to provide veterinarians with an integrated set of instruments that, individually and together, provide superior diagnostic information and performance features, enabling veterinarians to practice better medicine and improve practice efficiency and, in doing so, achieve their practice economic objectives, including growth and profitability. We derive substantial revenues and margins from the sale of consumables that are used in these instruments and the multi-year consumable revenue stream is significantly more valuable than the placement of the instrument. Additionally, we offer extended maintenance agreements in connection with the sale of our instruments.

During the early stage of an instrument’s life cycle, we derive relatively greater revenues from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placement revenues begin to decline. Instrument sales have significantly lower gross margins than sales of consumables, and therefore the mix of instrument and consumable sales in a particular period will impact our gross margins in this line of business. In the early stage of an instrument’s life cycle, placements are made primarily through sales transactions.  As the market for the product matures, an increasing percentage of placements are made in transactions, sometimes referred to as “reagent rentals”, in which instruments are placed at customer sites at little or no cost in exchange for a long-term customer commitment to purchase instrument consumables.

Our Catalyst Dx® analyzer is our latest generation chemistry analyzer, which was launched in 2008. We place our Catalyst Dx® analyzer through sales, leases, rental and other programs. In addition, we continue to place VetTest®  instruments through sales, lease, rental and other programs, with substantially all of our revenues from that product line currently derived from consumable sales. As of December 31, 2012, these two chemistry analyzers provided for a combined active installed base of approximately 33,000 units.

A substantial portion of 2012 Catalyst Dx® analyzer placements were to customers who had been using instruments from one of our competitors, sometimes referred to as competitive accounts. Generally, placement of an instrument with a competitive account is more attractive as the entire consumable stream associated with that placement represents incremental revenue, whereas the consumable stream associated with a Catalyst Dx® placement at a VetTest® customer substitutes a Catalyst Dx® consumable stream for a VetTest® consumable stream.  Nonetheless, we have found that the consumables revenues increase when a customer upgrades from a VetTest® analyzer to a Catalyst Dx® analyzer due to the superior capability and flexibility of the Catalyst Dx®, which leads to additional testing by the customer.

The ProCyte Dx®  analyzer is our latest generation hematology analyzer, which we launched in the third quarter of 2010. In addition we sell the LaserCyte® analyzer and VetAutoread™ analyzer. As of December 31, 2012 these three hematology analyzers provided for a combined active installed base of approximately 24,000 units. A substantial portion of ProCyte Dx® analyzer placements continue to be made at veterinary clinics that elect to upgrade from their LaserCyte® analyzer to a ProCyte Dx® analyzer. However, an increasing number of placements have been made at competitive accounts since the launch of this instrument in 2010. While customers continue to upgrade from their LaserCyte® analyzer to a ProCyte Dx® analyzer, we continue to place a substantial number of LaserCyte® instruments, both new and refurbished, as trade-ups from the VetAutoread™ analyzer and at new and competitive accounts. In 2012, a significant number of LaserCyte® instruments that were placed were refurbished instruments that had been received in trade in the sale of a ProCyte Dx® analyzer. As we continue to experience growth in placements of ProCyte Dx®  analyzers and in sales of related consumables, we expect this growth to be partly offset by a decline in placements of LaserCyte® and VetAutoread™ analyzers and in sales of related consumables.

Our long-term success in this area of our business is dependent upon new customer acquisition, customer loyalty and retention and customer utilization of existing and new assays introduced for use on our analyzers. We continuously seek opportunities to enhance the care that veterinary professionals give to their patients and clients through supporting the implementation of real-time care testing workflows, which is performing tests and sharing test results with the client at the time of the patient visit. Our latest generation of chemistry and hematology instruments demonstrates this commitment by offering enhanced ease of use, faster time to results, greater sample throughput, broader test menu and connectivity to various information technology platforms that enhance the value of the diagnostic information generated by the instruments. Utilization can increase due to a greater number of patient samples being run or to an increase in the number of tests being run per patient sample. Our strategy is to increase both drivers. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of chemistry and hematology testing at the point-of-care for a variety of diagnostic purposes. In connection with the purchase of instruments, we also offer protocol-based rebate incentives when customers utilize the broad testing functionality of our analyzers.  In addition, we provide marketing tools and consultative services that help drive efficiencies in veterinary practice processes and allow practices to increase the number of clients they see on a daily basis.

With all of our instrument product lines, we seek to differentiate our products from our competitors’ products based on time-to-result, ease-of-use, throughput, breadth of diagnostic menu, flexibility of menu selection, accuracy, reliability, ability to handle compromised samples, analytical capability of software, integration with the IDEXX VetLab® Station, client communications capabilities, education and training, and superior sales and customer service. Our success depends, in part, on our ability to differentiate our products in a way that justifies a premium price.

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

We also seek to enhance the attractiveness of our tests by providing the SNAPshot Dx® analyzer, which automatically reads certain SNAP® test results, and records those results in the electronic medical record. This promotes practice efficiency by eliminating manual entry of test results in patient records and also helps ensure that the services are recorded and accurately invoiced. We continue to work on enhancing the functionality of the SNAPshot Dx® analyzer to read the results of additional tests from our canine and feline family of rapid assay products.

Reference Laboratory Diagnostic and Consulting Services. We believe that more than half of all diagnostic testing by U.S. veterinarians is provided by outside reference laboratories such as our IDEXX Reference Laboratories. In many markets outside the U.S., in-clinic testing is less prevalent and an even greater percentage of diagnostic testing is done in reference laboratories. We attempt to differentiate our reference laboratory testing services from those of our competitive reference laboratories and competitive in-clinic offerings primarily on the basis of test menu, technology employed, quality, customer service and tools such as VetConnect® PLUS that demonstrate the complementary manner in which our laboratory services work with our point-of-care offerings.

Revenue growth in this line of business is achieved both through increased sales to existing customers and through the acquisition of new customers, including through reference laboratory acquisitions, customer list acquisitions and the opening of new reference laboratories, including laboratories that are co-located with large practice customers. Our up-front loyalty programs have been a source of revenue growth in 2012, 2011 and 2010. Under these arrangements, we provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year agreements to purchase annual minimum amounts of products or services in the future.

In November 2011, we acquired the research and diagnostic laboratory (“RADIL”) business of the College of Veterinary Medicine from the University of Missouri. RADIL provides health monitoring and diagnostic testing services to bioresearch customers. We believe the acquisition of RADIL allows us to leverage our expertise in veterinary diagnostics and expand our integrated offering of reference laboratory diagnostic and consulting services and in-clinic testing solutions in an adjacent market. In 2012, we began to place ProCyte Dx®  Analyzers containing a more advanced and research focused user interface with customers in the bioresearch market.

Profitability of our reference laboratory diagnostic and consulting services business is largely the result of our ability to achieve efficiencies from both volume and operational improvements. Start-up laboratories that we open typically will operate at a loss until testing volumes achieve sufficient scale. Acquired laboratories frequently operate less profitably than our existing laboratories and acquired laboratories may not achieve the profitability of our existing laboratory network for several years until we complete the implementation of operating improvements and efficiencies. Therefore, in the short term, new and acquired reference laboratories generally will have a negative effect on the operating margin of the reference laboratory diagnostic and consulting services line of business.

            Practice Management and Digital Imaging Systems and Services. Our strategy in the practice management systems line of business is to provide superior integrated information solutions, backed by superior customer support and education, to allow the veterinarian to practice better medicine and achieve the practice’s business objectives, including superior client experience, staff efficiency and practice profitability. We differentiate our practice management systems through enhanced functionality, ease of use and connectivity with in-house and reference laboratory test results. Pet Health Network Pro on-line client communication tools and services complement the entire IDEXX product offering by educating pet owners and building loyalty through engaging the pet owner before, during and after the visit thereby driving more patient visits. Our strategy in digital radiography is to offer a convenient system that provides superior image quality and software capability that enables sharing of these images with clients virtually anywhere and enhanced diagnostic features and customer workflow, backed by the same customer support provided for our other products and services in CAG.

Water

Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers primarily consist of water utilities, government laboratories and private certified laboratories that highly value strong relationships and customer support. Sales of water testing products outside of the U.S. represented 51% of total water product sales in 2012, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for compliance testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program that involves applying for regulatory approvals in a number of countries, primarily in Europe.

Livestock and Poultry Diagnostics

We develop, manufacture, market and sell a broad range of tests for various cattle, swine and poultry diseases and conditions, and have active research and development and in-licensing programs in this area. Our strategy is to offer proprietary tests with superior performance characteristics, with demand for tests primarily created by government programs to control or eradicate disease and disease outbreaks, and to a lesser degree disease and reproductive management programs initiated by livestock and poultry producers. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated at a later time. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. In addition, increases in government funding may lead to increased demand for certain products and budgetary constraints may lead to decreased demand for certain products. The performance of this business, therefore, can fluctuate. In 2012, LPD revenues declined approximately 4%, resulting primarily from lower sales of bovine test products due to the changes in European Union testing requirements and declines in certain government programs. In 2012, approximately 88% of our sales in this business were from markets outside of the U.S., most notably Europe. The performance of the business is particularly subject to the various risks that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”

Other

            Dairy. Our strategy in the dairy testing business is to develop, manufacture and sell antibiotic residue and contaminant testing products that satisfy applicable regulatory requirements for testing of milk by processors and producers and provide reliable field performance. The manufacture of these testing products leverages, almost exclusively, the SNAP® platform as well as the production equipment of our rapid assay business, incorporating customized reagents for antibiotic and contaminant detection. The majority of our sales in this business are international. To successfully increase sales of dairy testing products, we believe that we need to increase penetration in the processor and producer segments of the dairy market, and to develop product line enhancements and extensions. In 2012, approximately 86% of our sales in this business were from markets outside of the U.S., most notably China and Europe. The performance of the business is particularly subject to the various risks that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”

OPTI Medical Systems. Our strategy in the OPTI Medical Systems business for the human market is to develop, manufacture, and sell electrolyte and blood gas analyzers and related consumable products for the medical point-of-care diagnostics market worldwide, with a focus on small to mid-sized hospitals. We seek to differentiate our products based on ease of use, convenience, international distribution and service, and instrument reliability. Similar to our veterinary instruments and consumables strategy, a substantial portion of the revenues from this product line is derived from the sale of consumables for use on the installed base of electrolyte and blood gas analyzers. During the early stage of an instrument’s life cycle, relatively greater revenues are derived from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placement revenues begin to decline. Our long-term success in this area of our business is dependent upon new customer acquisition, customer retention and increased customer utilization of existing and new assays introduced on these instruments.

Our strategy in the OPTI Medical Systems business for the veterinary market is to utilize this unit’s know-how, intellectual property and manufacturing capability to continue to expand the menu and instrument capability of the VetStat® and Catalyst Dx® platforms for veterinary applications while reducing our cost of consumables by leveraging experience and economies of scale.

In 2012, approximately 81% of our sales in the OPTI Medical Systems business were from markets outside of the U.S., most notably Europe, the Middle-East and Asia. The performance of the business is particularly subject to the various risks that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”

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

Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. See Note 2(i) to the consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of the instruments from the IDEXX VetLab® suite of analyzers, digital radiography systems or practice management software, combined with one or more of the following products: extended maintenance agreements (“EMAs”), consumables and reference laboratory diagnostic and consulting services. Practice management software is frequently sold with post-contract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Delivery of our IDEXX VetLab® instruments, digital radiography systems, and practice management software generally occurs at the onset of the arrangement. EMAs, consumables, and reference laboratory diagnostic and consulting services typically are delivered over future periods, generally one to six years. In certain arrangements, revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of products and services in the future.

We allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition, as discussed above, have been met for each element. If available, we establish the selling price of each element based on vendor-specific objective evidence (“VSOE”), which represents the price charged for a deliverable when it is sold separately. We use third-party evidence (“TPE”) if VSOE is not available or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When these arrangements include a separately-priced EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement to the extent the separately stated price is substantive. If there is no stated contractual price for an EMA, or the separately stated price is not substantive, we recognize revenue according to the MEA policy stated above.

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

Certain arrangements with customers include discounts on future sales of products and services. We apply judgment in determining whether future discounts are significant and incremental. When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement. If the future discount is significant and incremental, we recognize that discount as an element of the original arrangement and allocate the discount to the other elements of the arrangement based on relative selling price. To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product or service to similar customers, the level of discount provided on other elements in the arrangement and the significance of the discount to the overall arrangement. If the discount in the MEA approximates the discount typically provided in standalone sales, that discount is not considered incremental.

Customer programs. We record reductions to revenue related to customer marketing and incentive programs, which include end-user rebates and other volume-based incentives.  Incentives may be provided in the form of IDEXX Points, credits or cash and are earned by end-users upon achieving defined volume purchases or utilization levels or upon entering an agreement to purchase products or services in future periods. Our most significant customer programs are categorized as follows:

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

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches its agreement, it is required to refund a prorated portion of the up-front cash or IDEXX Points. These incentives are considered to be customer acquisition costs and are capitalized and recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase IDEXX VetLab® instruments, digital radiography systems or Cornerstone® practice management systems, product revenue and cost is deferred and recognized over the term of the customer agreement as products and services are provided to the customer. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2012, 2011 and 2010, impairments of customer acquisition costs were immaterial.

IDEXX VetLab® Instrument Marketing Programs. Our instrument marketing programs require the customer to enroll at the time of instrument purchase and offer customers the opportunity to earn incentives in future periods based on the volume of the products they purchase and utilize over the term of the program. These arrangements are considered MEAs in accordance with our revenue recognition policy stated above. Revenue reductions related to instrument marketing programs are recorded based on an estimate of customer purchase and utilization levels and the incentive the customer will earn over the term of the program. Our estimates are based on historical experience and the specific terms and conditions of the marketing program and require us to apply judgment to approximate future product purchases and utilization. Differences between our estimates and actual incentives earned are accounted for as a change in estimate. These differences were not material for the years ended December 31, 2012, 2011 and 2010. At

December 31, 2012, a 5% change in our estimate of future customer utilization would increase or reduce revenue by approximately $0.3 million.

Reagent Rental Programs. Our reagent rental programs provide our customers the right to use our instruments in consideration for multi-year agreements to purchase annual minimum amounts of consumables. No instrument revenue is recognized at the time of instrument installation. We recognize a portion of the revenue allocated to the instrument concurrent with the future sale of consumables. We determine the amount of revenue allocated from the consumable to the instrument based on VSOE and determine the rate of instrument revenue recognition in proportion to the customer’s minimum volume commitment. The cost of the instrument is reclassified from inventory to equipment and charged to cost of product revenue on a straight-line basis over the term of the rental agreement.

IDEXX Points may be applied against the purchase price of IDEXX products and services purchased in the future or applied to trade receivables due to us. IDEXX Points that have not yet been used by customers are classified as a liability until use or expiration occurs. We estimate the amount of IDEXX Points expected to expire, or breakage, based on historical expirations and we recognize the estimated benefit of breakage as IDEXX Points are issued to customers. On November 30 of each year, unused IDEXX Points earned before January 1 of the prior year generally expire and any variance from the breakage estimate is accounted for as a change in estimate. This variance was not material for the years ended December 31, 2012, 2011 and 2010.

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

Following is a summary of revenue reductions, net recorded in connection with our customer programs for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Revenue Reductions Recorded, Net
Customer Loyalty Programs	$17,332	$16,591	$17,467
Up-Front Customer Loyalty Programs	8,704	3,954	921
IDEXX VetLab® Instrument Marketing Programs	15,686	11,137	4,304
Other Customer Programs	578	1,513	1,474
Total revenue reductions, net	$42,300	$33,195	$24,166

At December 31, 2012, 2011 and 2010, the total accrued revenue reductions were $36.6 million, $37.8 million and $23.3 million, respectively. Accrued customer programs are included within accrued liabilities and other long-term liabilities, depending on the anticipated settlement date, in the consolidated balance sheets included in this Annual Report on Form 10-K. Following is a summary of changes in the accrual for estimated revenue reductions attributable to customer marketing and incentive programs and the ending accrued customer programs balance for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010

Accrued Customer Programs:
Balance, beginning of the year	$37,767	$23,321	$18,265
Revenue reductions for Customer Loyalty Programs, net	17,332	16,591	17,467
Up-Front Customer Loyalty Program Awards issued as IDEXX Points	8,215	21,259	6,037
Revenue reductions for IDEXX VetLab® Instrument Marketing Programs, net	15,686	11,137	4,304
Revenue reductions for Other Customer Programs, net	578	1,513	1,474
IDEXX Points redeemed and credits issued	(41,832)	(35,629)	(23,859)
Breakage	(1,135)	(325)	(334)
Exchange impact on balances denominated in foreign currency	14	(100)	(33)
Balance, end of year	$36,625	$37,767	$23,321

Inventory Valuation

We write down the carrying value of inventory for estimated obsolescence by an amount equal to the difference between the cost of inventory and the estimated market value when warranted based on assumptions of future demand, market conditions, remaining shelf life, or product functionality. If actual market conditions or results of estimated functionality are less favorable than those we estimated, additional inventory write-downs may be required, which would have a negative effect on results of operations.

Valuation of Goodwill and Other Intangible Assets

A significant portion of the purchase price for acquired businesses is generally assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a quoted price in an active market for the identical asset is not readily available at the measurement date, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When material, we utilize independent valuation experts to advise and assist us in allocating the purchase prices for acquired businesses to the fair values of the identified intangible assets and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair values of acquired net assets, including intangible assets. Contingent consideration is included within the acquisition cost and is recognized at its fair value on acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value of contingent consideration are recognized in earnings.

We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Our reporting units are the individual product and service categories that comprise our CAG operating segment, our Water and LPD operating segments and goodwill remaining from the restructuring of our pharmaceutical business in the fourth quarter of 2008, referred to herein as the Technology reporting unit. A substantial portion of the goodwill remaining from the pharmaceutical business, included in our “Other Segment”, is associated with products that have been, or that we expect to be, licensed to third parties. Realization of this goodwill is dependent upon the success of those third parties in developing and commercializing products, which will result in our receipt of royalties and other payments. Our Dairy and OPTI Medical businesses, for which there is no goodwill associated, are also presented in our “Other” segment.

On January 1, 2012, we adopted an amendment to the accounting guidance for goodwill which simplified how companies test goodwill for impairment. The amendment provides an entity the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the two-step impairment test; otherwise, no further impairment test would be required.

As part of our goodwill qualitative testing process, we evaluate factors specific to a reporting unit as well as industry and macroeconomic factors that are reasonably likely to have a material impact on the fair value of a reporting unit. Examples of the qualitative factors considered in assessing the fair value of a reporting unit include: the results of the most recent impairment test, the competitive environment, anticipated changes in product or labor costs, revenue growth trends, the consistency of operating margins and cash flows, and current and long-range financial forecasts. The long-range financial forecasts of the reporting units, which are based upon management’s long-term view of our markets, are used by senior management and the Board of Directors to evaluate operating performance.

In the fourth quarter of 2012, we elected to assess the qualitative factors discussed above and determined that it was more likely than not that the fair value of the reporting units comprising our CAG, Water, and LPD operating segments exceeded the respective carrying amounts. Therefore, we did not perform the two-step impairment test for these reporting units. A prolonged economic downturn resulting in lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry specific events or circumstances could have a negative impact on our reporting units and may also reduce the fair value of our reporting units. Should such events occur and it becomes more likely than not that a reporting unit’s fair value has fallen below its carrying value, we will perform an interim goodwill impairment test(s), in addition to the annual impairment test. Future impairment tests may result in an impairment of goodwill, depending on the outcome of a qualitative assessment and, if necessary, the two-step impairment test. An impairment of goodwill would be reported as a non-cash charge to earnings.

We did not elect to use the simplified qualitative approach to assess goodwill in our Technology reporting unit due to the nature of these products that are dependent on the success of third parties to develop and commercialize.  Therefore, we performed the first step of the two-step goodwill impairment test, using an income approach based on discounted forecasted cash flows to estimate the fair value of the Technology reporting unit. Valuation assumptions reflect our projections and best estimates, based on significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. The results of the Technology reporting unit goodwill impairment test indicated the estimated fair value of the reporting unit was in excess of its carrying value of $7 million by approximately 160%.

While we believe that the assumptions used to determine the estimated fair value of our Technology reporting unit are reasonable, a change in assumptions underlying these estimates or the inability of third parties to successfully develop or commercialize these products could result in a material negative effect on the estimated fair value of the reporting unit. Our fair value estimate assumes the achievement of future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. We use forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for this reporting unit. Actual results may differ from those assumed in our forecasts. The discount rate is based on a weighted average cost of capital (“WACC”) derived from industry peers. Changes in market conditions, interest rates, growth rates, tax rates, costs, pricing, or the discount rate would affect the estimated fair values of a reporting unit and could result in a goodwill impairment charge in a future period. No goodwill impairments were identified during the years ended December 31, 2012, 2011 or 2010.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to write the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, using a risk-adjusted discount rate.

As a result of recent operating losses incurred by our OPTI Medical Systems business in the human market, we tested the related asset group, including intangible assets, for impairment in the third quarter of 2012. Simultaneously, we also reviewed the estimated useful lives of these intangible assets and determined that based on investments in our next generation OPTI analyzer it is likely we will experience a reduction in revenues from the existing products based on the acquired technologies sooner than previously estimated. As a result, we reduced the estimated useful lives for certain OPTI Medical Systems intangible assets resulting in increased amortization in the fourth quarter of 2012 and future periods. The impact of this change in estimated useful lives is not expected to have a material impact on our future financial results.

We determined the future net undiscounted cash flow for our OPTI Medical Systems business in the human market, which is comprised of those cash flows that are directly associated with and that are expected to arise as a direct result of the use of the asset group, exceeded the $17 million carrying value of the related asset group, including intangible assets of $5 million, by approximately 60%.

Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, and tax rates. Many of the factors used in assessing future cash flows are outside the control of management and changes in the assumptions or estimates could materially affect the future cash flows of an asset group, and therefore could affect the amount of potential future impairment of the asset. In addition, the performance of the business is subject to the various risks described above that are associated with our limited experience and small scale in the human point-of-care market. See “Part I, Item 1A. Risk Factors.” No impairments of intangible assets were identified during the years ended December 31, 2012, 2011 and 2010.

Share-Based Compensation

Our share-based compensation programs provide for grants of stock options, restricted stock units and deferred stock units, along with the issuance of employee stock purchase rights. The total fair value of future awards may vary significantly from past awards based on a number of factors, including our share-based award practices. Therefore, share-based compensation expense is likely to fluctuate, possibly significantly, from year to year.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. The risk-free interest rate is based on the U.S. Treasury yield for a duration similar to the expected term at the date of grant. We have never paid any cash dividends on our common stock and we have no present intention to pay a dividend; therefore, we assume that no dividends will be paid over the expected terms of option awards. We determine the assumptions to be used in the valuation of option grants as of the date of grant. As such, we use different assumptions during the year if we grant options at different dates. However, substantially all of our options granted during the years ended December 31, 2012, 2011 and 2010 were granted in the first quarter of each year. The weighted average of each of the valuation assumptions used to determine the fair value of each option grant during each of the previous three years is as follows:

	For the Years Ended December 31,
	2012	2011	2010

Expected stock price volatility	34%	33%	31%
Expected term, in years (1)	4.6	4.8	4.9
Risk-free interest rate	0.8%	2.3%	2.3%

(1)	Options granted after January 1, 2006 have contractual terms of seven years. Options granted prior to January 1, 2006 have contractual terms of 10 years.

Changes in the subjective input assumptions, particularly for the expected stock price volatility and the expected term of options, can materially affect the fair value estimate. Our expected stock price volatility assumption is based on the historical volatility of our stock over a period similar to the expected term and other relevant factors. Lower estimated volatility reduces the fair value of a stock option, while higher estimated volatility has the opposite effect. The total fair value of stock options granted during the year ended December 31, 2012 was $8.0 million. If the weighted average of the stock price volatility assumption was increased or decreased by 1%, the total fair value of stock options awarded during the year ended December 31, 2012 would have increased or decreased by approximately 3% and the total expense recognized for the year ended December 31, 2012 for options awarded during the same period would have increased or decreased by less than $0.1 million.

We derive the expected term assumption for stock options based on historical experience and other relevant factors concerning expected behavior with regard to option exercises. The expected term is determined using a consistent method at each grant date. A longer expected term assumption increases the fair value of stock option awards, while a shorter expected term assumption has the opposite effect. If the weighted average of the expected term was increased or decreased by one year, the total fair value of stock options awarded during the year ended December 31, 2012 would have increased by 10% or decreased by 11%, respectively, and the total expense recognized for the year ended December 31, 2012 for options awarded during 2012 would have increased or decreased by $0.2 million.

Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which ranges from one to five years, depending on the award. Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors, and compensation expense is adjusted for actual results. Total share-based compensation expense for the year ended December 31, 2012 was $15.9 million, which is net of a reduction of $2.9 million for actual and estimated forfeitures. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. The termination of employment of certain employees who hold large numbers of share-based compensation instruments may also have a significant, unanticipated impact on forfeiture experience and, therefore, on share-based compensation expense. Modifications of the terms of outstanding options may result in significant increases or decreases in share-based compensation. There were no modifications to the terms of outstanding options, restricted stock units or deferred stock units during 2012, 2011 or 2010.

The fair value of stock options, restricted stock units, deferred stock units, and employee stock purchase rights issued during the years ended December 31, 2012, 2011 and 2010 totaled $18.2 million, $25.5 million and $16.3 million, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at December 31, 2012 was $33.3 million, which will be recognized over a weighted average period of approximately 1.6 years.

Income Taxes

We recognize a current tax liability or asset for current taxes payable or refundable, respectively, and a deferred tax liability or asset, as the case may be, for the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.

The future tax benefit arising from net deductible temporary differences and tax carryforwards, net of valuation allowances, was $4.3 million and $0.5 million at December 31, 2012 and 2011, respectively. On a quarterly basis, we assess our current and projected earnings by jurisdiction to determine whether or not our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A reduction of net income before taxes in each subsidiary equal to 5% of revenue, compared to the corresponding reported amounts for the year ended December 31, 2012, would not result in the recognition of incremental valuation allowances.

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

We consider the majority of the operating earnings of non-United States subsidiaries to be indefinitely invested outside the U.S. The cumulative earnings of these subsidiaries were $314.5 million at December 31, 2012, of which approximately $222.4 million was held in cash and cash equivalents as of December 31, 2012. No provision has been made for U.S. federal and state, or international taxes that may result from future remittances of these undistributed earnings of non-United States subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. A determination of related tax liability that would be paid on these undistributed earnings if eventually repatriated is not practicable.  For the operating earnings not considered to be indefinitely invested outside the United States we have accounted for the tax impact on a current basis.

We record a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more likely than not be sustained. For positions that we believe that it is more likely than not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. Our net liability for uncertain tax positions was $6.3 million and $5.6 million as of December 31, 2012 and 2011, respectively, which includes estimated interest expense and penalties.

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

Currency Impact.  For the years ended December 31, 2012, 2011 and 2010, approximately 26%, 26%  and 25%, respectively, of IDEXX consolidated revenues were derived from products manufactured in the U.S. and sold internationally in local currencies.  Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

The impact on revenue resulting from changes in foreign currency exchange rates is not a measure defined by U.S. GAAP, otherwise referred to herein as a non-U.S. GAAP measure. We calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the weighted average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the current year period.

During the twelve months ended December 31, 2012, compared to the twelve months ended December 31, 2011, changes in foreign currency exchange rates reduced total company revenue by approximately $19.0 million, due primarily to the strengthening of the U.S. dollar against the Euro.

During the twelve months ended December 31, 2011, compared to the twelve months ended December 31, 2010, changes in foreign currency exchange rates increased total company revenue by approximately $27.1 million, due primarily to the weakening of the U.S. dollar against the Euro and, to a lesser extent, the Australian dollar, Japanese yen, Canadian dollar, British pound and Swiss franc.

Effects of Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions since mid-2008. In our CAG segment, we believe that low economic growth and relatively high unemployment have led to negative or cautious consumer sentiment, which has affected the number of patient visits to veterinary clinics. Based on data provided by a subset of our customers that use our practice management systems, we observed patient visits were flat to slightly down beginning in 2009, with a slight improvement in the growth of patient visits beginning in the fourth quarter of 2011 and further improvement during 2012 over the previous year periods, although the rate of improvement has not been steady. We believe that this data, though limited, provides a fair and meaningful representation of the trend in patient visit activity in the U.S. that is consistent with trends in the U.S. economic environment and consumer sentiment. In contrast, economic conditions in certain European countries remain challenging, which continues to negatively impact our CAG segment in particular.

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

Twelve Months Ended December 31, 2012 Compared to Twelve Months Ended December 31, 2011

Revenue

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

            Organic revenue growth and the percentage changes in revenue from currency and acquisitions are non-U.S. GAAP measures. See the subsection above titled “Effects of Certain Factors on Results of Operations” for a description of the calculation of the percentage change in revenue resulting from changes in foreign currency exchange rates. The percentage change in revenue resulting from acquisitions represents incremental revenues attributable to acquisitions that have occurred since the beginning of the prior year period.

Total Company. The following table presents revenue by operating segment:

Net Revenue (dollars in thousands)	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Dollar Change	Percentage Change		Percentage Change from Currency		Percentage Change from Acquisitions	Organic Revenue Growth

CAG	$1,072,211	$999,722	$72,489	7.3%		(1.4%	)	1.2%	7.5%
Water	84,680	82,125	2,555	3.1%		(1.4%	)	-	4.5%
LPD	86,724	94,112	(7,388)	(7.9%	)	(3.8%	)	-	(4.1%)
Other	49,723	42,730	6,993	16.4%		(0.8%	)	-	17.2%
Total	$1,293,338	$1,218,689	$74,649	6.1%		(1.6%	)	1.0%	6.7%

Companion Animal Group. The following table presents revenue by product and service category for CAG. The VetLab® instruments and consumables product and service category has been disaggregated into its three VetLab® components:

Net Revenue (dollars in thousands)	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Dollar Change	Percentage Change		Percentage Change from Currency		Percentage Change from Acquisitions	Organic Revenue Growth

VetLab® instruments	$90,177	$93,655	$(3,478)	(3.7%	)	(1.9%	)	-	(1.8%)
VetLab® consumables	278,818	255,848	22,970	9.0%		(1.7%	)	-	10.7%
VetLab® service and accessories	48,056	45,083	2,973	6.6%		(0.4%	)	-	7.0%
Rapid assay products	162,232	154,342	7,890	5.1%		(0.7%	)	-	5.8%
Reference laboratory diagnostic and consulting services	407,343	373,919	33,424	8.9%		(1.8%	)	3.1%	7.6%
Practice management and digital imaging systems and services	85,585	76,875	8,710	11.3%		(0.1%	)	-	11.4%
Net CAG revenue	$1,072,211	$999,722	$72,489	7.3%		(1.4%	)	1.2%	7.5%

The decrease in VetLab® instruments revenue was due primarily to lower sales of our Catalyst Dx® and LaserCyte® instruments, partly offset by increased sales of our ProCyte Dx® instrument. Lower sales of our Catalyst Dx® instrument were due primarily to lower average unit sales prices, a decrease in volumes during the year ended December 31, 2012 as compared to the prior year as result of the initial launch of a Catalyst Dx® instrument marketing program in North America during the third quarter of 2011 and the impact of fourth quarter placements in 2012 under the reagent rental customer program where instrument revenue is recognized over the term of the rental agreement. VetLab®  service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

VetLab® consumables revenue growth was due primarily to higher sales volumes of consumables used with our Catalyst Dx® instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument. The increase in consumables used with our Catalyst Dx® instrument resulted primarily from growth of our install base as a result of customer acquisitions, as well as an increase in testing for customers who upgrade from our VetTest® to our Catalyst Dx® instrument. Higher sales volumes of consumables used with our ProCyte Dx® instrument also contributed to the increase in consumables revenue. The impact of changes in distributors’ inventory levels contributed 1% to reported consumables growth.

The increase in rapid assay revenue was due primarily to higher sales of our canine combination test products driven primarily by higher average unit sales prices. The impact of changes in distributors’ inventory levels was not significant to rapid assay revenue growth.

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

The increase in practice management and digital imaging systems and services revenue resulted primarily from an increase in placements of our practice management systems, an increase in support and service revenue and incremental revenue recognized under customer loyalty programs where revenue had been deferred at the time of systems placement.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volumes due to new account acquisitions.

Livestock and Poultry Diagnostics. The decrease in LPD revenue resulted primarily from lower bovine test sales resulting from the changes in European Union testing requirements and declines in certain government programs. Effective July 1, 2011, the age at which healthy cattle to be slaughtered are required to be tested for Bovine Spongiform Encephalopathy (“BSE” or “mad cow disease”) in the European Union was increased from 48 months to 72 months, which is reducing the population of cattle tested for this disease. Effective March 2013, European Union (“EU”) member states will have the option to eliminate BSE testing of healthy cattle at slaughter. Instead of eliminating testing, certain EU governments have elected to further increase the age at which healthy cattle are to be tested in 2013. Revenue from BSE testing products was less than $10 million during the twelve months ended December 31, 2012.

Other. The increase in Other revenue was due primarily to higher sales volumes of our Dairy SNAP®  tests used for the detection of antibiotic residue and the contaminant Aflatoxin M1 in milk. Higher sales of our OPTI Medical instruments and related consumables also contributed to the increase in revenue. In 2013, we anticipate reduced sales of Dairy SNAP®  tests used for the detection of the contaminant Aflatoxin M1 in milk due to lower testing volumes in China compared to testing that was performed in 2012 in response to an outbreak.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

Gross Profit (dollars in thousands)	For the Year Ended December 31, 2012	Percent of Revenue	For the Year Ended December 31, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$561,043	52.3%	$515,656	51.6%	$45,387	8.8%
Water	56,133	66.3%	51,555	62.8%	4,578	8.9%
LPD	57,594	66.4%	63,619	67.6%	(6,025)	(9.5%)
Other	19,217	38.6%	17,231	40.3%	1,986	11.5%
Unallocated amounts	5,161	N/A	(1,555)	N/A	6,716	N/A
Total Company	$699,148	54.1%	$646,506	53.0%	$52,642	8.1%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage. The increase in the gross profit percentage was due primarily higher average unit sales prices of our canine combination rapid assay tests, lower unit costs for consumables used in our VetLab® instruments and the favorable impact of currency. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the year ended December 31, 2012 compared to hedging losses during the same period of the prior year.

Water. Gross profit for Water increased due to higher sales and an increase in the gross profit percentage to 66% from 63%. The increase in the gross profit percentage was due primarily to lower overall manufacturing costs during the year ended December 31, 2012, the timing of certain manufacturing costs during the year ended December 31, 2011 and the favorable impact of currency. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the year ended December 31, 2012 compared to hedging losses during the same period of the prior year.

Livestock and Poultry Diagnostics. Gross profit for LPD decreased due to lower sales and a decrease in the gross profit percentage to 66% from 68%. The decrease in the gross profit percentage was due primarily to higher overall manufacturing costs driven by lower production volumes, partly offset by the favorable impact of currency. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the year ended December 31, 2012 compared to hedging losses during the same period of the prior year.

Other. Gross profit for Other increased due to higher sales, partly offset by a decrease in the gross profit percentage to 39% from 40%. The decrease in the gross profit percentage was due primarily to lower average unit sales prices in our OPTI Medical line of business and higher freight and distribution costs in our Dairy line of business. These unfavorable factors were partly offset by lower overall manufacturing costs in our Dairy line of business driven by increased production volumes of our SNAP®  tests.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to a decrease in certain manufacturing costs. The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The decrease in certain manufacturing costs is due primarily to the recognition of previously favorable production volume variances incurred in our LPD business.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

Operating Expenses (dollars in thousands)	For the Year Ended December 31, 2012	Percent of Revenue	For the Year Ended December 31, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$357,807	33.4%	$325,822	32.6%	$31,985	9.8%
Water	18,446	21.8%	17,711	21.6%	735	4.1%
LPD	38,335	44.2%	39,880	42.4%	(1,545)	(3.9%)
Other	14,766	29.7%	14,675	34.3%	91	0.6%
Unallocated amounts	7,231	N/A	12,193	N/A	(4,962)	(40.7%)
Total Company	$436,585	33.8%	$410,281	33.7%	$26,304	6.4%

Operating Income (dollars in thousands)	For the Year Ended December 31, 2012	Percent of Revenue	For the Year Ended December 31, 2011	Percent of Revenue	Dollar Change	Percentage Change

CAG	$203,236	19.0%	$189,834	19.0%	$13,402	7.1%
Water	37,687	44.5%	33,844	41.2%	3,843	11.4%
LPD	19,259	22.2%	23,739	25.2%	(4,480)	(18.9%)
Other	4,451	9.0%	2,556	6.0%	1,895	74.1%
Unallocated amounts	(2,070)	N/A	(13,748)	N/A	11,678	84.9%
Total Company	$262,563	20.3%	$236,225	19.4%	$26,338	11.1%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Year Ended December 31, 2012	Percent of Revenue	For the Year Ended December 31, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	186,287	17.4%	173,679	17.4%	12,608	7.3%
General and administrative	115,266	10.8%	102,699	10.3%	12,567	12.2%
Research and development	56,254	5.2	49,444	5.0	6,810	13.8%
Total operating expenses	$357,807	33.4%	$325,822	32.6%	$31,985	9.8%

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

Water. The following table presents Water expenses by functional area:

Operating Expenses (dollars in thousands)	For the Year Ended December 31, 2012	Percent of Revenue	For the Year Ended December 31, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$9,398	11.1%	$8,906	10.8%	$492	5.5%
General and administrative	6,546	7.7%	6,443	7.8%	103	1.6%
Research and development	2,502	3.0%	2,362	2.9%	140	5.9%
Total operating expenses	$18,446	21.8%	$17,711	21.6%	$735	4.1%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, partly offset by the favorable impact of changes in foreign currency exchange rates. General and administrative expense was generally consistent with the same period of the prior year. The increase in research and development expense resulted primarily from higher personnel-related costs.

Livestock and Poultry Diagnostics. The following table presents LPD operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Year Ended December 31, 2012	Percent of Revenue	For the Year Ended December 31, 2011	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$14,934	17.2%	$15,933	16.9%	$(999)	(6.3%)
General and administrative	12,003	13.8%	12,079	12.8%	(76)	(0.6%)
Research and development	11,398	13.1%	11,868	12.6%	(470)	(4.0%)
Total operating expenses	$38,335	44.2%	$39,880	42.4%	$(1,545)	(3.9%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of changes in foreign currency exchange rates and lower personnel-related costs. General and administrative expense was generally consistent with the same period of the prior year. The decrease in research and development expense was due primarily to lower personnel-related costs and the favorable impact of changes in foreign currency exchange rates.

Other. Operating expenses for Other, which totaled $14.8 million for the year ended December 31, 2012, were generally consistent with the same period of the prior year as higher personnel-related costs in our OPTI Medical line of business were offset by a final $3.5 million milestone payment earned related to the 2008 sale of product rights previously included in our pharmaceutical product line earned during the year ended December 31, 2012 that was incremental to a similar $3.0 million milestone payment earned during the year ended December 31, 2011.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $5.0 million to $7.2 million for the year months ended December 31, 2012 due primarily to lower personnel-related costs, lower legal and other professional fees incurred in connection with the U.S. Federal Trade Commission (“FTC”) investigation and the absence of legal and other fees incurred in connection with the U.K. Office of Fair Trading (“OFT”) investigation, which concluded in November 2011. These favorable factors were partly offset by the absence of a payment related to the sale of certain raw material inventory in connection with the restructuring of our pharmaceutical business in 2008 that was recognized during the year ended December 31, 2011. We estimate certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The FTC investigation is discussed in more detail under the heading “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Interest Income and Interest Expense

            Interest income of $1.9 million for the twelve months ended December 31, 2012 was generally consistent with interest income of $1.7 million for the same period of the prior year.

            Interest expense was $3.8 million for the twelve months ended December 31, 2012 compared to $3.5 million for the same period of the prior year. The increase in interest expense was due primarily to higher average balances outstanding on our unsecured revolving credit facility, partly offset by lower effective interest rates.

Provision for Income Taxes

Our effective income tax rate was 31.6% for the year ended December 31, 2012 and 31.0% for the year ended December 31, 2011. The increase in the tax rate is primarily due to federal research and development tax credits that were not available during 2012 but were available during 2011, partly offset by higher relative earnings subject to international tax rates that are lower than domestic tax rates.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law which retroactively reinstated and extended the federal research and development (R&D) tax credit from January 1, 2012 to December 31, 2013. As a result, the Company expects its income tax provision for the first quarter of 2013 will reflect the entire benefit of the R&D tax credit attributable to 2012. We expect the federal R&D tax credit reinstatement to contribute approximately a 2% reduction in our effective income tax rate for 2013, as compared to our effective tax rate for the year ended December 31, 2012.

In 2013, it is reasonably possible that we could recognize up to $1.1 million of income tax benefits that have not been recognized at December 31, 2012. The income tax benefits are primarily due to the lapse in the statutes of limitations for various U.S. and international tax jurisdictions.

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

            Organic revenue growth and the percentage changes in revenue from currency and acquisitions are non-U.S. GAAP measures. See the subsection above titled “Effects of Certain Factors on Results of Operations” for a description of the calculation of the percentage change in revenue resulting from changes in foreign currency exchange rates. The percentage change in revenue resulting from acquisitions represents incremental revenues attributable to acquisitions that have occurred since the beginning of the prior year period.

Revenue

Total Company. The following table presents revenue by operating segment:

Net Revenue (dollars in thousands)	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

CAG	$999,722	$905,655	$94,067	10.4%	2.3%	0.3%	7.8%
Water	82,125	76,514	5,611	7.3%	2.5%	-	4.8%
LPD	94,112	81,177	12,935	15.9%	4.5%	-	11.4%
Other	42,730	40,046	2,684	6.7%	2.1%	-	4.6%
Total	$1,218,689	$1,103,392	$115,297	10.4%	2.4%	0.2%	7.8%

Companion Animal Group. The following table presents revenue by product and service category for CAG. The VetLab® instruments and consumables product and service category has been disaggregated into its three VetLab® components:

Net Revenue (dollars in thousands)	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

VetLab® instruments	$93,655	$85,540	$8,115	9.5%	2.7%	-	6.8%
VetLab® consumables	255,848	227,974	27,874	12.2%	2.5%	-	9.7%
VetLab® service and accessories	45,083	40,725	4,358	10.7%	3.5%	-	7.2%
Rapid assay products	154,342	146,538	7,804	5.3%	1.2%	-	4.1%
Reference laboratory diagnostic and consulting services	373,919	329,666	44,253	13.4%	2.7%	0.8%	9.9%
Practice management and digital imaging systems and services	76,875	75,212	1,663	2.2%	0.4%	-	1.8%
Net CAG revenue	$999,722	$905,655	$94,067	10.4%	2.3%	0.3%	7.8%

VetLab®  instruments revenue growth was due primarily to sales of ProCyte Dx®, the hematology analyzer that we began shipping during the third quarter of 2010, and higher sales volumes of our Catalyst Dx® instrument. These favorable impacts were partly offset by lower average unit sales prices driven primarily by discounts associated with our IDEXX VetLab® instrument marketing programs. VetLab® service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

VetLab®  consumables revenue growth was due primarily to higher sales of consumables used with our Catalyst Dx®  instrument, partly offset by lower sales of consumables used with our VetTest® chemistry instrument as customers continue to upgrade from our VetTest® instrument to our Catalyst Dx® instrument. Higher sales of consumables used with our ProCyte Dx® instrument also contributed to the increase in consumables revenue. The impact of changes in distributors’ inventory levels contributed 1% to reported consumables growth.

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

The increase in practice management and digital imaging systems and services revenue resulted primarily from an increase in service and support revenue and an increase in sales volumes of our practice management systems. The increase in service and support revenue was due primarily to an increase in our active installed base of digital radiography systems and, to a lesser extent, practice management systems. Higher sales volumes of our digital radiography systems also contributed to the overall increase in revenue. These favorable factors were partly offset by an increase in placements of digital radiography systems and practice management systems under our customer loyalty programs for which the related revenue is recognized in future periods.

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

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

Gross Profit (dollars in thousands)	For the Year Ended December 31, 2011	Percent of Revenue	For the Year Ended December 31, 2010	Percent of Revenue	Dollar Change	Percentage Change

CAG	$515,656	51.6%	$458,491	50.6%	$57,165	12.5%
Water	51,555	62.8%	48,231	63.0%	3,324	6.9%
LPD	63,619	67.6%	55,187	68.0%	8,432	15.3%
Other	17,231	40.3%	17,732	44.3%	(501)	(2.8%)
Unallocated amounts	(1,555)	N/A	(1,018)	N/A	(537)	N/A
Total Company	$646,506	53.0%	$578,623	52.4%	$67,883	11.7%

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

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to the unfavorable impact of certain manufacturing costs that we do not expect to continue at this level, partly offset by a decrease in certain personnel-related costs. With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these costs as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent expense recognition is reported within the caption “Unallocated Amounts.” With respect to personnel-related costs, we estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs for Unallocated Amounts is due primarily to lower self-insured healthcare costs during the year ended December 31, 2011 compared to the same period of the prior year.

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

The increase in sales and marketing expense resulted primarily from an increase in personnel-related costs, the unfavorable impact of changes in foreign currency exchange rates and higher sales commission expenses attributable to the increase in sales volume. The increase in general and administrative expense resulted primarily from higher personnel-related costs, the unfavorable impact of changes in foreign currency exchange rates and an increase in costs attributable to investments in information technology. These increases were partly offset by a certain bad debt expense in 2010 that was absent in 2011 and payments that were earned during 2011 pursuant to certain product development arrangements and a license agreement. The bad debt expense in 2010 was in connection with the bankruptcy of one of our U.S. distributors, Professional Veterinary Products, Inc. The increase in research and development expense was due primarily to increased personnel-related costs and higher external consulting and development costs.

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

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $3.5 million to $12.2 million for the year ended December 31, 2011 due primarily to a decrease in certain personnel-related costs, receipt of a payment related to the sale of certain raw material inventory in connection with the restructuring of our pharmaceutical business in the fourth quarter of 2008, an impairment charge in 2010 that was absent in 2011, a decrease in legal and other professional fees incurred in connection with the FTC and OFT investigations and decreased foreign exchange losses during the year ended December 31, 2011 compared to the year ended December 31, 2010. The FTC investigation is discussed in more detail under the heading “Part I. Item 1A. Risk Factors”. We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs for Unallocated Amounts is due primarily to lower self-insured healthcare costs during the year ended December 31, 2011 compared to the same period of the prior year. The payment related to the sale of certain raw material inventory was not recorded in our results of operation until received due to uncertain collectability. The impairment charge in 2010 was to write off certain design costs related to a facilities project that had changed in scope.

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

Interest expense was $3.5 million for the twelve months ended December 31, 2011 compared to $2.4 million for the same period of the prior year. In July 2011, we refinanced our existing $200 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $300 million with a syndicate of multinational banks, which matures on July 25, 2016 (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”) and requires no scheduled prepayments before that date. The increase in interest expense during the year ended December 31, 2011 in comparison to the same period of the prior year was due primarily to higher debt balances outstanding on our Credit Facility and higher effective interest rates on borrowings under our Credit Facility. As a result of the refinancing event in July 2011, applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.25 percentage points (the range of applicable interest rates on borrowing under the new credit facility and the previous credit facility are referred to collectively as the “Credit Spread”) above the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”) as opposed to a Credit Spread of 0.375 to 0.875 under the pre-existing Credit Facility. Because the Credit Spread increased as a result of the refinancing event, interest expense during the year ended December 31, 2011 increased in comparison to the same period of the prior year.

Provision for Income Taxes

Our effective income tax rate was 31.0% for the year ended December 31, 2011 and 30.1% for the year ended December 31, 2010. The increase in the tax rate is primarily due to lower tax benefits recognized related to the federal research and development tax credits, lower benefits recognized in connection with the expiration of certain statutes of limitations and increased state tax.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our Credit Facility. At December 31, 2012 and December 31, 2011, we had $224.0 million and $183.9 million, respectively, of cash and cash equivalents, and working capital of $163.2 million and $87.3 million, respectively. Additionally, at December 31, 2012, we had remaining borrowing availability of $87 million under our $300 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Changes to this position could have adverse tax consequences. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at December 31, 2012, approximately $222.4 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. The amount of cash and cash equivalents held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily securing various obligations) was approximately $1.6 million. As of December 31, 2012, 36% of the cash and cash equivalents held by our foreign subsidiaries was invested in money market funds restricted to U.S. government and agency securities, 42% was held as bank deposits, 21% was invested in money market funds having investments in highly liquid investment-grade fixed-income securities. As of December 31, 2012, approximately 61% of the cash and cash equivalents held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011

Days sales outstanding(1)	39.9	41.7	41.9	42.7	41.0
Inventory turns(2)	1.8	1.7	1.8	1.8	1.8

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represents inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	Dollar Change

Net cash provided by operating activities	$230,282	$220,700	$9,582
Net cash used by investing activities	(66,005)	(96,996)	30,991
Net cash used by financing activities	(125,343)	(97,657)	(27,686)
Net effect of changes in exchange rates on cash	1,157	933	224
Net increase in cash and cash equivalents	$40,091	$26,980	$13,111

Operating Activities. Cash provided by operating activities was $230.3 million for the year ended December 31, 2012 compared to $220.7 million for the same period in 2011. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $242.7 million for the year ended December 31, 2012 compared to $230.4 million for the same period in 2011, resulting in incremental operating cash flows of $12.3 million driven primarily by the increase in net income. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $12.4 million and $9.7 million for the years ended December 31, 2012 and 2011, respectively, resulting in an incremental decrease in cash of $2.7 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	Dollar Change

Accounts receivable	$3,487	$(24,809)	$28,296
Inventories	(13,752)	(6,310)	(7,442)
Other assets	3,933	(1,339)	5,272
Accounts payable	(1,304)	13,884	(15,188)
Accrued liabilities	3,011	17,564	(14,553)
Deferred revenue	6,888	7,341	(453)
Tax benefit from share-based compensation arrangements	(14,676)	(16,007)	1,331
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(12,413)	$(9,676)	$(2,737)

Incremental cash used by accounts payable and accrued liabilities was due primarily to the timing of vendor and income tax payments during the year ended December 31, 2012 compared to the prior year. The increase in inventories during the year ended December 31, 2012 was more than the increase during the year ended December 31, 2011 due primarily to the timing of inventory receipts, most significantly of slides used with our chemistry instruments. The amount and timing of revenues and customer payments was the primary driver of the cash used by accounts receivable during the year ended December 31, 2011.

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

Investing Activities. Cash used by investing activities was $66.0 million for the year ended December 31, 2012 compared to $97.0 million for the same period of the prior year. The decrease in cash used by investing activities was due primarily to lower cash payments to acquire businesses during the year ended December 31, 2012 compared to the prior year and the substantial completion in 2011 of investments in our Memphis, Tennessee facility, partly offset by increased investments in information technology and incremental investments during the year ended December 31, 2012 to expand our headquarters facility in Westbrook, Maine. Investments in information technology consisted of incremental costs to develop Pet Health Network® Pro and increased purchases of computer hardware during the year ended December 31, 2012 as compared to the prior year.  During the year December 31, 2012, we paid an aggregate of $2.7 million in cash to acquire three businesses, compared to $46.8 million paid in cash to acquire three businesses during the prior year. We accounted for all of the businesses acquired in 2012 and 2011 as business combinations.

Our total capital expenditure plan for 2013 is estimated to be approximately $75 million, which includes approximately $21 million for the expansion of our headquarters facility in Westbrook, Maine, $16 million of investments in internal use software and information technology infrastructure, $12 million of capital investments in manufacturing equipment and $10 million for investments in our reference laboratory equipment and facilities.

Financing Activities. Cash used by financing activities was $125.3 million for the year ended December 31, 2012 compared to cash used of $97.7 million for the same period in 2011. The increase in cash used by financing activities was due primarily to net payments under the Credit Facility for the year ended December 31, 2012 compared to net borrowing for the same period of the prior year and a decrease in cash received from the exercise of stock options and employee stock purchase plans and the related tax benefit, partly offset by a decrease in cash used to repurchase common stock.

Cash used to repurchase shares of our common stock decreased by $123.2 million during the year ended December 31, 2012 compared to the prior year. From the inception of our share repurchase program in August 1999 to December 31, 2012, we have repurchased 45.1 million shares. During the year ended December 31, 2012, we purchased 1.5 million shares for an aggregate cost of $132.3 million compared to purchases of 3.4 million shares for an aggregate cost of $255.5 million during 2011. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.

Cash proceeds from the exercise of stock options and share purchases under employee stock purchase plans and the related tax benefits decreased by $6.0 million during the year ended December 31, 2012 compared to the prior year due primarily to a decrease in the number of stock options exercised.

Net borrowing and repayment activity under our Credit Facility resulted in incremental cash used of $144.9 million during the year ended December 31, 2012 compared to the prior year. At December 31, 2012, we had $212.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit issued related to our worker’s compensation policy covering claims for the years ending 2009 through 2012. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At December 31, 2012, we were in compliance with the covenants of the Credit Facility.

Other Commitments, Contingencies and Guarantees

Under our worker’s compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident with aggregate maximum claim liabilities per year of $2.0 million in 2012 and 2011 and $2.9 million in 2010. The insurance company provides for insurance claims above the individual occurrence and aggregate limits. We have recognized cumulative expenses of $0.7 million, $0.4 million, and $0.8 million for claims incurred during the years ended December 31, 2012, 2011 and 2010, respectively. Our estimated liability for worker’s compensation as of December 31, 2012 and 2011 was $1.2 million and $0.7 million, respectively. Claims incurred during the years ended December 31, 2012 and 2011 are relatively undeveloped as of December 31, 2012. Therefore, it is possible that we could incur additional healthcare and wage indemnification costs beyond those previously recognized up to our aggregate liability for each of the respective claim years. For the eight years ended on or prior to December 31, 2010, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability at December 31, 2012 in excess of the amounts deemed probable and previously recognized is not material. In connection with these policies, we have outstanding letters of credit totaling $1.3 million to the insurance companies as security for these claims.

We have contingent commitments outstanding of up to $7.5 million related primarily to the acquisition of an intangible asset in 2008 and due to the seller upon our achievement of certain revenue and other milestones. We have not accrued for the commitments related to this intangible asset acquisition as we do not deem them to be probable of occurring as of December 31, 2012. The remaining commitments are not material.

We are contractually obligated to make the following payments in the years below:

Contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$2,501	$1,107	$1,394	$-	$-
Operating leases	70,929	13,013	21,179	15,411	21,326
Purchase obligations (2)	128,035	116,494	5,613	2,968	2,960
Minimum royalty payments	4,833	883	1,445	1,080	1,425
Total contractual cash obligations	$206,298	$131,497	$29,631	$19,459	$25,711

(1)	Long-term debt amounts include interest payments associated with long-term debt.
(2)

Purchase obligations include agreements and purchase orders to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchase transactions.

These commitments do not reflect unrecognized tax benefits of $5.9 million and deferred compensation liabilities of $2.3 million as of December 31, 2012 as the timing of recognition is uncertain. Refer to Note 12 of the consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K for additional discussion of unrecognized tax benefits.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial market risk consists primarily of foreign currency exchange risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations are in the U.S., but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany purchases and sales of products and we attempt to mitigate this risk through our hedging program described below. For the years ended December 31, 2012, 2011 and 2010, approximately 26%, 26%  and 25%, respectively, of IDEXX consolidated revenues were derived from products manufactured in the U.S. and sold internationally in local currencies.  The functional currency of most of our subsidiaries is their local currency. For one of our subsidiaries located in the Netherlands, the functional currency is the U.S. dollar.

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

Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. As of December 31, 2012 and 2011, we were not hedging any specific, significant transactions.

Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2012. We enter into foreign currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany purchases and sales and for amounts that are equivalent to, or less than, other significant transactions, thus no significant ineffectiveness has resulted or been recorded through the statements of operations. Our hedging strategy related to intercompany inventory purchases and sales provides that we employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year that are in excess of amounts previously hedged. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchase and sales outstanding at December 31, 2012 and 2011 was $157.0 million and $161.8 million, respectively. At December 31, 2012, we had $0.4 million in net unrealized losses on foreign currency exchange contracts designated as hedging instruments recorded in other comprehensive income, which is net of less than $0.1 million in taxes.

Our foreign currency exchange risk is comprised of three components: 1) local currency revenues and expenses; 2) the impact of settled hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for 2013, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, a 10% strengthening of the U.S. dollar would reduce operating income by approximately $8 million. The impact of the intercompany and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have.

In 2011, we refinanced our existing $200 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $300 million with a syndicate of multinational banks, which matures on July 25, 2016 (the new credit facility is referred to as the “Credit Facility”). We are subject to interest rate risk based on the terms of our Credit Facility to the extent that the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”) increases. Borrowings under our Credit Facility bear interest in the range from 0.875 to 1.25 percentage points (“Credit Spread”) above the LIBOR or the CDOR, dependent on our consolidated leverage ratio, and the interest period terms for the outstanding borrowings, which range from one to six months. As discussed below, we have entered into forward fixed interest rate swaps to mitigate interest rate risk in future periods. Borrowings outstanding under the Credit Facility at December 31, 2012 were $212 million at a weighted-average effective interest rate of 1.3%. Based on amounts outstanding and our interest rate swap effective at December 31, 2012, an increase in the LIBOR or the CDOR of 1% would increase interest expense by approximately $1.7 million on an annualized basis.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2012, our chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

·

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we conclude that, at December 31, 2012, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting at December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Directors, Section 16(a) compliance and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Committees of the Board of Directors – Audit Committee,”  “Corporate Governance – Corporate Governance Guidelines and Code of Ethics,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement with respect to its 2013 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report. For information required by this Item regarding Executive Officers with respect to Item 401 of Regulation S-K, see the section titled “Executive Officers of the Company” under “Part I.”

ITEM 11.            EXECUTIVE COMPENSATION

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation,” “Corporate Governance – Committees of the Board – Compensation Committee – Analysis of Risks Associated with Compensation Practices,” “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation - Compensation Committee Report” in the Company’s definitive proxy statement with respect to its 2013 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Amendments to IDEXX Laboratories, Inc. 2009 Stock Incentive Plan (Proposal Three) – Equity Compensation Plan Information.” The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Ownership of Common Stock by Directors and Officers” and “Ownership of More Than Five Percent of Our Common Stock” in the Company’s definitive proxy statement with respect to its 2013 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Party Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive proxy statement with respect to its 2013 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Ratification of Appointment of Independent Registered Public Accounting Firm – Independent Auditors’ Fees” and “Ratification of Appointment of Independent Registered Public Accounting Firm – Audit Committee Pre-Approval Policy” in the Company’s definitive proxy statement with respect to its 2013 Annual Meeting of Stockholders, which proxy statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

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

IDEXX LABORATORIES, INC.

By: /s/ Jonathan W. Ayers
Date: February 19, 2013	Jonathan W. Ayers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan W. Ayers	President, Chief Executive Officer and	February 19, 2013
Jonathan W. Ayers	Chairman of the Board of Directors

/s/ Merilee Raines	Executive Vice President, Chief Financial	February 19, 2013
Merilee Raines	Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Thomas Craig	Director	February 19, 2013
Thomas Craig

/s/ William T. End	Director	February 19, 2013
William T. End

/s/ Rebecca M. Henderson, PhD	Director	February 19, 2013
Rebecca M. Henderson, PhD

/s/ Barry C. Johnson, PhD	Director	February 19, 2013
Barry C. Johnson, PhD

/s/ Brian P. McKeon	Director	February 19, 2013
Brian P. McKeon

/s/ Robert J. Murray	Director	February 19, 2013
Robert J. Murray

/s/ M. Anne Szostak	Director	February 19, 2013
M. Anne Szostak

/s/ Joseph V. Vumbacco	Director	February 19, 2013
Joseph V. Vumbacco

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 19, 2013

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2012	2011

ASSETS
Current Assets:
Cash and cash equivalents	$223,986	$183,895
Accounts receivable, net of reserves of $2,632 in 2012 and $3,239 in 2011	138,324	141,275
Inventories	140,946	133,099
Deferred income tax assets	27,714	25,637
Other current assets	38,567	40,321
Total current assets	569,537	524,227
Long-Term Assets:
Property and equipment, net	245,177	216,777
Goodwill	174,994	172,610
Intangible assets, net	62,833	69,209
Other long-term assets, net	51,061	47,991
Total long-term assets	534,065	506,587
TOTAL ASSETS	$1,103,602	$1,030,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,288	$36,551
Accrued liabilities	137,746	141,383
Line of credit	212,000	243,000
Current portion of long-term debt	1,107	917
Current portion of deferred revenue	20,192	15,028
Total current liabilities	406,333	436,879
Long-Term Liabilities:
Deferred income tax liabilities	23,028	23,288
Long-term debt, net of current portion	1,394	2,501
Long-term deferred revenue, net of current portion	12,692	10,823
Other long-term liabilities	23,898	17,730
Total long-term liabilities	61,012	54,342
Total liabilities	467,345	491,221

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 100,160 and 99,229 shares in 2012 and 2011, respectively	10,016	9,923
Additional paid-in capital	757,214	702,575
Deferred stock units: Outstanding: 119 units in 2012 and 2011	4,630	4,688
Retained earnings	1,305,593	1,127,326
Accumulated other comprehensive income	15,954	15,443
Treasury stock, at cost: 45,652 and 44,128 shares in 2012 and 2011, respectively	(1,457,184)	(1,320,376)
Total IDEXX Laboratories, Inc. stockholders’ equity	636,223	539,579
Noncontrolling interest	34	14
Total stockholders’ equity	636,257	539,593
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,103,602	$1,030,814

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010

Revenue:
Product revenue	$816,992	$782,654	$718,107
Service revenue	476,346	436,035	385,285
Total revenue	1,293,338	1,218,689	1,103,392
Cost of Revenue:
Cost of product revenue	305,910	309,795	285,936
Cost of service revenue	288,280	262,388	238,833
Total cost of revenue	594,190	572,183	524,769
Gross profit	699,148	646,506	578,623

Expenses:
Sales and marketing	216,962	204,850	179,626
General and administrative	137,609	129,389	126,519
Research and development	82,014	76,042	68,597
Income from operations	262,563	236,225	203,881
Interest expense	(3,848)	(3,547)	(2,415)
Interest income	1,902	1,744	663
Income before provision for income taxes	260,617	234,422	202,129
Provision for income taxes	82,330	72,668	60,809
Net income	178,287	161,754	141,320
Less: Net income (loss) attributable to noncontrolling interest	20	(32)	36
Net income attributable to IDEXX Laboratories, Inc. stockholders	$178,267	$161,786	$141,284

Earnings per Share:
Basic	$3.24	$2.85	$2.45
Diluted	$3.17	$2.78	$2.37
Weighted Average Shares Outstanding:
Basic	54,985	56,790	57,713
Diluted	56,155	58,214	59,559

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

								Total IDEXX
						Accumulated		Laboratories,
	Common Stock		Additional	Deferred		Other		Inc.		Total
	Number of Shares	$0.10 Par Value	Paid-in Capital	Stock Units	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders’ Equity	Noncontrolling Interest	Stockholders’ Equity
Balance January 1, 2010	96,334	$9,633	$580,797	$4,301	$824,256	$10,341	$(914,759)	$514,569	$10	$514,579

Comprehensive income:
Net income	-	-	-	-	141,284	-	-	141,284	36	141,320
Other comprehensive income, net of tax						3,126	-	3,126	-	3,126
Total comprehensive income	-	-	-	-	-	-	-	144,410	36	144,446
Repurchases of common stock, net	-	-	-	-	-	-	(145,888)	(145,888)	-	(145,888)
Common stock issued under stock plans, including excess tax benefit	1,634	164	48,004	(455)	-	-	-	47,713	-	47,713
Issuance of deferred stock units	-	-	-	362	-	-	-	362	-	362
Vesting of deferred stock units	-	-	(225)	225	-	-	-	-	-	-
Share-based compensation cost recognized	-	-	13,069	-	-	-	-	13,069	-	13,069
Balance December 31, 2010	97,968	$9,797	$641,645	$4,433	$965,540	$13,467	$(1,060,647)	$574,235	$46	$574,281

Comprehensive income:
Net income (loss)	-	-	-	-	161,786	-	-	161,786	(32)	161,754
Other comprehensive income, net of tax	-	-	-	-	-	1,976	-	1,976	-	1,976
Total comprehensive income	-	-	-	-	-		-	163,762	(32)	163,730
Repurchases of common stock, net	-	-	-	-	-	-	(259,729)	(259,729)	-	(259,729)
Common stock issued under stock plans, including excess tax benefit	1,261	126	45,747	-	-	-	-	45,873	-	45,873
Issuance of deferred stock units	-	-	-	91	-	-	-	91	-	91
Vesting of deferred stock units	-	-	(164)	164	-	-	-	-	-	-
Share-based compensation cost recognized	-	-	15,347	-	-	-	-	15,347	-	15,347
Balance December 31, 2011	99,229	$9,923	$702,575	$4,688	$1,127,326	$15,443	$(1,320,376)	$539,579	$14	$539,593

Comprehensive income:
Net income	-	-	-	-	178,267	-	-	178,267	20	178,287
Other comprehensive income, net of tax	-	-	-	-	-	511	-	511	-	511
Total comprehensive income	-	-	-	-	-	-	-	178,778	20	178,798
Repurchases of common stock, net	-	-	-	-	-	-	(136,808)	(136,808)	-	(136,808)
Common stock issued under stock plans, including excess tax benefit	931	93	38,943	(365)	-	-	-	38,671	-	38,671
Issuance of deferred stock units	-	-	-	142	-	-	-	142	-	142
Vesting of deferred stock units	-	-	(165)	165	-	-	-	-	-	-
Share-based compensation cost recognized	-	-	15,861	-	-	-	-	15,861	-	15,861
Balance December 31, 2012	100,160	$10,016	$757,214	$4,630	$1,305,593	$15,954	$(1,457,184)	$636,223	$34	$636,257

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010

Net income	$178,287	$161,754	$141,320
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,671	(3,679)	2,220
Unrealized gain (loss) on investments, net of tax expense (benefit) of $68, ($64) and $108 in 2012, 2011, and 2010, respectively	116	(108)	176
Unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain, net of tax (benefit) expense of ($921), $398 and ($372) in 2012, 2011 and 2010, respectively	(1,651)	1,133	(435)
Less: reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of ($1,623), $1,941 and $612 in 2012, 2011 and 2010, respectively	(3,625)	4,630	1,165
Unrealized (loss) gain on derivative instruments	(5,276)	5,763	730
Other comprehensive income, net of tax	511	1,976	3,126
Comprehensive income	178,798	163,730	144,446
Less: comprehensive income (loss) attributable to noncontrolling interest	20	(32)	36
Comprehensive income attributable to IDEXX Laboratories, Inc.	$178,778	$163,762	$144,410

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010

Cash Flows from Operating Activities:
Net income	$178,287	$161,754	$141,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,408	48,202	45,956
Loss on disposal of property and equipment	226	615	1,599
Increase (decrease) in deferred compensation liability	184	(171)	290
Gain on disposition of pharmaceutical product lines	(3,500)	(3,000)	(3,000)
Provision for uncollectible accounts	1,108	1,484	1,575
(Benefit of) provision for deferred income taxes	(1,970)	5,996	(908)
Share-based compensation expense	15,952	15,496	13,262
Tax benefit from share-based compensation arrangements	(14,676)	(16,007)	(18,126)
Changes in assets and liabilities:
Accounts receivable	3,487	(24,809)	(6,914)
Inventories	(13,752)	(6,310)	(19,469)
Other assets	3,933	(1,339)	(13,208)
Accounts payable	(1,304)	13,884	3,482
Accrued liabilities	3,011	17,564	30,604
Deferred revenue	6,888	7,341	2,370
Net cash provided by operating activities	230,282	220,700	178,833
Cash Flows from Investing Activities:
Purchases of property and equipment	(65,492)	(52,464)	(38,908)
Proceeds from disposition of pharmaceutical product lines	3,000	3,000	-
Proceeds from sale of property and equipment	45	225	112
Acquisitions of intangible assets	(900)	(1,000)	(394)
Investment in notes receivable and related business	-	-	(4,000)
Acquisition of businesses, net of cash acquired	(2,658)	(46,757)	-
Net cash used by investing activities	(66,005)	(96,996)	(43,190)
Cash Flows from Financing Activities:
(Payments) borrowings on revolving credit facilities, net	(31,000)	113,903	10,143
Payment of notes payable	(917)	(863)	(813)
Repurchases of common stock	(132,268)	(255,505)	(143,090)
Proceeds from exercises of stock options and employee stock purchase plans	24,166	28,801	28,865
Tax benefit from share-based compensation arrangements	14,676	16,007	18,126
Net cash used by financing activities	(125,343)	(97,657)	(86,769)
Net effect of changes in exchange rates on cash	1,157	933	1,313
Net increase in cash and cash equivalents	40,091	26,980	50,187
Cash and cash equivalents at beginning of period	183,895	156,915	106,728
Cash and cash equivalents at end of period	$223,986	$183,895	156,915

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,944	$3,763	$2,598
Income taxes paid	$68,921	$44,347	$48,113

Supplemental Disclosure of Non-Cash Information:
Market value of common shares received from employees in connection with share-based compensation – see Note 18	$4,662	$4,316	$2,797
Receivable on disposition of pharmaceutical product lines	$3,500	$3,000	$3,000

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      NATURE OF BUSINESS, BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

IDEXX Laboratories, Inc. (“IDEXX,” the “Company,” “we” or “our”) develops, manufactures and distributes products and provides services for the veterinary, bioresearch, livestock and poultry, water and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our principal line of business is diagnostic and information technology-based products and services for the veterinary and bioresearch markets, which we refer to as our Companion Animal Group (“CAG”) operating segment. Our principal markets for these products and services are the United States (“U.S.”) and Europe, but we also sell to customers and distributors in other international markets, including Australia, Canada and Japan. Our Water operating segment tests for the quality and safety of water in our principal markets the U.S. and Europe, but we also sell to customers in many other countries around the world. Our Livestock and Poultry Diagnostics (“LPD”) operating segment provides diagnostic tests and health-monitoring products for livestock and poultry health. Our principal market for these tests and products is Europe but we also sell to customers in many other countries around the world, most notably the U.S. and China. We also operate two smaller operating segments that comprise tests for the quality and safety of milk (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about the Dairy and OPTI Medical operating segments is combined and presented with one of our product lines and out-licensing arrangements remaining from our pharmaceutical business in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 15 for additional information regarding our reportable operating segments, products and services and geographical areas.

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

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)             Estimates

The preparation of these financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to bad debts; goodwill and other intangible assets; income taxes; inventory; revenue recognition, product returns, customer programs and multiple element arrangements; share-based compensation; warranty reserves; self-insurance reserves; fair value measurements and contingencies. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

(b)            Cash and cash equivalents

            We consider all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits and money market funds.

As of December 31, 2012 and 2011, our reported cash and cash equivalents balances contained restricted cash in the aggregate of $1.6 million and $1.2 million, respectively, securing various obligations.

(c)            Inventories

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. We write down the carrying value of inventory for estimated obsolescence by an amount equal to the difference between the cost of inventory and the estimated market value when warranted based on assumptions of future demand, market conditions, remaining shelf life, or product functionality. If actual market conditions or results of estimated functionality are less favorable than those we estimated, additional inventory write-downs may be required, which would have a negative effect on results of operations.

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

We capitalize interest on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. The amount of interest capitalized during the years ended December 31, 2012 and 2011 was not material.

We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll and direct fringe benefits and external direct project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and relate primarily to the determination of performance requirements, data conversion and training. Software developed to deliver hosted services to our customers has been designated as internal use.

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

We provide for amortization primarily using the straight-line method by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Patents	7 to 15 years
Product rights(1)	5 to 15 years
Customer-related intangible assets(2)	7 to 15 years
Noncompete agreements	2 to 9 years

(1)	Product rights comprise certain technologies, licenses and trade names acquired from third parties.
(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.

We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. On January 1, 2012, we adopted an amendment to the accounting guidance for goodwill which simplified how companies test goodwill for impairment. The amendment provides an entity the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the two-step impairment test; otherwise, no further impairment test would be required. The impact of adopting this amendment to authoritative guidance did not have a material impact on our financial position, results of operations or cash flows.

If it is determined that the first step of the goodwill impairment test is required, we estimate the fair values of applicable reporting units using an income approach based on discounted forecasted cash flows. Assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of reporting units and could result in a goodwill impairment charge in a future period. No goodwill impairments were identified during the years ended December 31, 2012, 2011 or 2010.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. No impairment charges were recorded on our intangible assets other than goodwill during the years ended December 31, 2012, 2011 and 2010. See Note 8 for further information regarding our goodwill and intangible assets.

(f)            Warranty Reserves

We provide a standard twelve month warranty on all instruments sold. We recognize the cost of instrument warranties in cost of product revenue at the time revenue is recognized based on the estimated cost to repair the instrument over its warranty period. Cost of product revenue reflects not only estimated warranty expense for instruments sold in the current period, but also any changes in estimated warranty expense for the portion of the aggregate installed base that is under warranty. Estimated warranty expense is based on a variety of inputs, including historical instrument performance in the customers’ environment, historical costs incurred in servicing instruments and projected instrument reliability. Should actual service rates or costs differ from our estimates, revisions to the estimated warranty liability would be required. The liability for warranties is included in accrued liabilities in the accompanying consolidated balance sheets. See Note 10 for further information regarding our warranty reserves.

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

·

We recognize revenue from the sales of instruments, non-cancelable software licenses and hardware systems upon installation (and completion of training if applicable) and the customer’s acceptance of the instrument or system as we have no significant further obligations after this point in time.

·	We recognize service revenue at the time the service is performed.
·

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

·

We recognize revenue on certain instrument systems under rental programs over the life of the rental agreement using the straight-line method. Amounts collected in advance of revenue recognition are recorded as current or long-term deferred revenue based on the time from the balance sheet date to the future date of revenue recognition.

·

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

·	Shipping costs reimbursed by the customer are included in revenue. These same costs are also included in cost of product revenue.

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of the instruments from the IDEXX VetLab® suite of analyzers, digital radiography systems or practice management software, combined with one or more of the following products: EMAs, consumables and reference laboratory diagnostic and consulting services. Practice management software is frequently sold with post-contract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Delivery of our IDEXX VetLab® instruments, digital radiography systems, and practice management software generally occurs at the onset of the arrangement. EMAs, consumables, and reference laboratory diagnostic and consulting services typically are delivered over future periods, generally one to six years. In certain arrangements, revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of products and services in the future.

We allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition, as discussed above, have been met for each element. If available, we establish the selling price of each element based on vendor-specific objective evidence (“VSOE”), which represents the price charged for a deliverable when it is sold separately. We use third-party evidence (“TPE”) if VSOE is not available or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When these arrangements include a separately-priced EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement to the extent the separately stated price is substantive. If there is no stated contractual price for an EMA, or the separately stated price is not substantive, we recognize revenue according to the MEA policy stated above.

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

Certain arrangements with customers include discounts on future sales of products and services. We apply judgment in determining whether future discounts are significant and incremental. When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement. If the future discount is significant and incremental, we recognize that discount as an element of the original arrangement and allocate the discount to the elements of the arrangement based on relative selling price. To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product or service to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement. If the discount in the MEA approximates the discount typically provided in standalone sales, that discount is not considered incremental.

Customer programs. We record reductions to revenue related to customer marketing and incentive programs, which include end-user rebates and other volume-based incentives. Incentives may be provided in the form of IDEXX Points, credits or cash and are earned by end-users upon achieving defined volume purchases or utilization levels or upon entering an agreement to purchase products or services in future periods. Our most significant customer programs are categorized as follows:

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

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches its agreement, it is required to refund a prorated portion of the up-front cash or IDEXX Points. These incentives are considered to be customer acquisition costs and are capitalized and recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase IDEXX VetLab® instruments, digital radiography systems or Cornerstone® practice management systems, product revenue and cost is deferred and recognized over the term of the customer agreement as products and services are provided to the customer. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2012, 2011 and 2010, impairment of customer acquisition costs were immaterial.

IDEXX VetLab® Instrument Marketing Programs. Our instrument marketing programs require the customer to enroll at the time of instrument purchase and offer customers the opportunity to earn incentives in future periods based on the volume of the products they purchase and utilize over the term of the program. These arrangements are considered MEAs in accordance with our revenue recognition policy stated above. Revenue reductions related to instrument marketing programs are recorded based on an estimate of customer purchase and utilization levels and the incentive the customer will earn over the term of the program. Our estimates are based on historical experience and the specific terms and conditions of the marketing program and require us to apply judgment to approximate future product purchases and utilization. Differences between our estimates and actual incentives earned are accounted for as a change in estimate. These differences were not material for the years ended December 31, 2012, 2011 and 2010.

Reagent Rental Programs. Our reagent rental programs provide our customers the right to use our instruments in consideration for multi-year agreements to purchase annual minimum amounts of consumables. No instrument revenue is recognized at the time of instrument installation. We recognize a portion of the revenue allocated to the instrument concurrent with the future sale of consumables. We determine the amount of revenue allocated from the consumable to the instrument based on VSOE and determine the rate of instrument revenue recognition in proportion to the customer’s minimum volume commitment. The cost of the instrument is reclassified from inventory to equipment and charged to cost of product revenue on a straight-line basis over the term of the rental agreement.

IDEXX Points may be applied against the purchase price for IDEXX products and services purchased in the future or applied to trade receivables due to us. IDEXX Points that have not yet been used by customers are classified as a liability until use or expiration occurs. We estimate the amount of points expected to expire, or breakage, based on historical expirations and we recognize the benefit of breakage as IDEXX Points are issued to customers. On November 30 of each year, unused points earned before January 1 of the prior year generally expire and any variance from the breakage estimate is accounted for as a change in estimate. This variance was not material for the years ended December 31, 2012, 2011 and 2010.

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

(j)            Research and Development Costs

Research and development costs, which consist of salaries, employee benefits, materials and external consulting and product development costs, are expensed as incurred. We evaluate our software research and development costs for capitalization after the technological feasibility of software and products containing software has been established. No costs were capitalized during the years ended December 31, 2012, 2011 and 2010.

(k)            Advertising Costs

Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $1.1 million, $1.2 million and $1.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

(o)            Earnings per Share

Basic earnings per share is computed by dividing net income attributable to IDEXX Laboratories, Inc. stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options, the total unrecognized compensation expense for unvested share-based compensation awards and the excess tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 4 for additional information regarding deferred stock units.

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

Revenues and expenses denominated in a currency other than the respective subsidiary’s functional currency are recorded at the current exchange rate when the transaction is recognized. Monetary assets and liabilities denominated in a currency other than the respective subsidiary’s functional currency are remeasured at each balance sheet date using the exchange rate in effect at each balance sheet date. These foreign currency gains and losses are included in general and administrative expenses. We recognized an aggregate foreign currency loss of $0.2 million for the year ended December 31, 2012, an aggregate loss of $0.1 million for the year ended December 31, 2011 and an aggregate loss of $1.0 million for the year ended December 31, 2010.

(q)            Derivative Instruments and Hedging

We recognize all derivative instruments, including our foreign currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivative instruments that do not qualify for hedge accounting must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. If a derivative instrument qualifies for hedge accounting, changes in the fair value of the derivative instrument from the effective portion of the hedge are deferred in other comprehensive income (“OCI”), net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We de-designate derivative instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in OCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We enter into master netting arrangements with the counterparties to our derivative transactions which permit outstanding receivables and payables to be offset in the event of default. We present our derivative assets and liabilities in the accompanying consolidated balance sheets on a gross basis. All cash flows related to our foreign currency exchange contracts and interest rate swaps are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged. See Note 17 for additional information regarding our derivative and hedging instruments.

(r)            Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

The Company has certain financial assets and liabilities that are measured at fair value on a recurring basis, certain nonfinancial assets and liabilities that may be measured at fair value on a nonrecurring basis and certain financial assets and liabilities that are not measured at fair value in our consolidated balance sheets but for which we disclose the fair value. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities that the entity can access at the measurement date.
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

The amount outstanding under our unsecured revolving credit facility, notes receivable and long-term debt are measured at carrying value in our accompanying consolidated balance sheets though we disclose the fair value of these financial instruments in our Quarterly Reports on Form 10-Q and in our Annual Report on Form 10-K. We determine the fair value of the amount outstanding under our Credit Facility, notes receivable and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using level 2 inputs, while our notes receivable, representing a strategic investment in a privately held company with a carrying value of $4.6 million as of December 31, 2012, is valued using level 3 inputs. The results of these calculations yield fair values that approximate carrying values.

(s)            Comprehensive Income

We report all changes in equity during a period, resulting from net income and transactions or other events and circumstances from non-owner sources, in a financial statement for the period in which they are recognized. On January 1, 2012, we adopted an amendment to authoritative guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have chosen to retrospectively present comprehensive income, which encompasses net income, foreign currency translation adjustments and the difference between the cost and the fair market value of investments in debt and equity securities, forward currency exchange contracts and interest rate swap agreements, in the consolidated statements of comprehensive income. We consider the foreign currency cumulative translation adjustment to be permanently invested and, therefore, have not provided income taxes on those amounts.

(t)            Concentrations of Risk

Financial Instruments. Financial instruments that potentially subject us to concentrations of credit risk are principally cash, cash equivalents, accounts and notes receivable and derivatives. To mitigate such risk with respect to cash and cash equivalents, we place our cash with highly-rated financial institutions, in non-interest bearing accounts that are insured by the U.S. government and money market funds invested in government securities.

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

To mitigate concentration of credit risk with respect to derivatives we enter into transactions with highly-rated financial institutions, enter into master netting arrangements with the counterparties to our derivative transactions and frequently monitor the credit worthiness of our counterparties. Our master netting arrangements reduce our exposure in that they permit outstanding receivables and payables with the counterparties to our derivative transactions to be offset in the event of default. We have not incurred such losses and consider the risk of counterparty default to be minimal.

Though our long-term notes receivable are secured by certain assets of the counterparty to the agreements, our security is subordinate to other financial institutions. While we have exposure to credit loss in the event of nonperformance by the counterparty, we conduct ongoing assessments of its financial and operational performance.

Inventory. If we are unable to obtain adequate quantities of the inventory we need to sell our products, we could face cost increases or delays or discontinuations in product shipments, which could have a material adverse effect on our results of operations. Many of the third parties that provide us with the instruments we sell and certain components, raw materials and consumables used in or with our products are obtained from sole or single source suppliers. Some of the products that we purchase from these sources are proprietary or complex in nature, and, therefore, cannot be readily or easily replaced by alternative sources.

Customers. Our largest customers are our U.S. distributors of our products in the CAG segment. One of our CAG distributors, Butler Schein Animal Health Supply, LLC (“Butler”), accounted for  9% of our 2012, 2011 and 2010 revenue, and 7%, 7% and 4% of our net accounts receivable at December 31, 2012, 2011 and 2010, respectively.

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

In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure requirements by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The amendment is effective prospectively for annual or interim reporting periods beginning after December 15, 2012. We do not expect the adoption of this accounting pronouncement to have a material impact on our financial statements.

            There are no other new accounting pronouncements adopted or enacted that had, or are expected to have, a material impact on our financial statements.

NOTE 3.      ACQUISITIONS AND STRATEGIC INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range or expanding our existing product lines.

During the year ended December 31, 2012, we paid an aggregate of $3.6 million in cash to acquire three businesses, each accounted for as separate business combinations, and to acquire a product right unrelated to business acquisitions. As part of these business acquisitions, we acquired amortizable intangible assets consisting of customer lists with a fair value of $1.7 million and other intangible assets of $0.7 million, which were assigned weighted average useful lives of 10 years and 8 years, respectively. All assets acquired in connection with these business acquisitions were assigned to the CAG segment. The results of operations of these acquired businesses have been included since the acquisition date. Pro forma information has not been presented for these acquisitions because such information is not material to the financial statements, both individually and in the aggregate.

During the year ended December 31, 2011, we paid an aggregate of $47.8 million in cash to acquire three businesses, each accounted for as separate business combinations, and to acquire a customer list intangible asset unrelated to the business acquisitions. We acquired substantially all of the assets of the research and diagnostic laboratory (“RADIL”) business of the College of Veterinary Medicine from the University of Missouri in November 2011 for $43.0 million in cash. Based in Columbia, Missouri, RADIL provides health monitoring and diagnostic testing services to bioresearch customers. As part of this business acquisition, we recognized $18.7 million in amortizable intangible assets other than goodwill and $23.6 million in goodwill. Of the amortizable intangible assets, we acquired customer relationships with a fair value of $14.3 million and intellectual property with a fair value of $3.5 million, which were assigned useful lives of 11 years and 15 years, respectively. The remaining assets recognized were not material. The weighted average useful life of all recognized amortizable intangible assets was 12 years. Goodwill is calculated as the consideration in excess of the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. These benefits include expansion opportunities arising from our participation in the bioresearch market. The remaining business and asset acquisitions during the year ended December 31, 2011 were not material.

All assets acquired in connection with the 2011 business acquisitions and in connection with the customer list intangible asset acquisition were assigned to the CAG segment. We expect that all goodwill recognized in connection with these business acquisitions will be tax deductible. The results of operations of these acquired businesses have been included since the acquisition date. Pro forma information has not been presented for these acquisitions because such information is not material to the financial statements, both individually and in the aggregate.

During the year ended December 31, 2010, we participated in an investment in a company that owns and operates veterinary hospitals, primarily in the eastern United States. This entity has a strategic plan that involves the continued acquisition of veterinary hospitals and margin expansion at existing and newly acquired hospitals by leveraging centralized resources, standardized processes, technology, economies of scale and best practice medical care to deliver superior customer service. We plan to leverage this relationship to further support, understand and develop the value proposition we offer to veterinary hospitals with the breadth and complementary nature of our product and service offerings within our CAG segment. While the financial terms of this investment are attractive, we do not intend, with this investment, to move into veterinary hospital ownership as a growth strategy.

In exchange for our cash investment of $4.0 million in this company, we received a $2.7 million promissory note (“Series A note”) bearing interest at 14.5%, maturing in November 2016, and a $1.3 million note (“Series B note”) bearing interest at 15.0%, maturing in November 2017. The terms of this agreement allow for the addition of interest to the outstanding principal balance under certain conditions. In addition, we received common stock warrants which were exercised without any further consideration on the closing date of the transaction, resulting in a 10% equity interest in the company. The value assigned to the warrants was $0.3 million resulting in a corresponding $0.3 million original issue discount on the note. This investment has been accounted for under the equity method of accounting.

            In the third quarter of 2012, we agreed to a restructuring which reassigned approximately $0.6 million owed from the Series A note to the Series B note and lowered the interest rates on the Series A and Series B notes to 14.0% and 14.5% respectively. In exchange for this concession, we received additional warrants which were exercised without any further consideration on the closing date of the restructuring, thereby increasing our equity interest in the company to 11%. Related party transactions with this company were not material during the years ended December 31, 2012, 2011 and 2010.

NOTE 4.      SHARE-BASED COMPENSATION

Share-Based Awards

Our share-based compensation plans allow for the issuance of a mix of stock options, restricted stock, stock appreciation rights, employee stock purchase rights and other stock unit awards. Other stock unit awards include restricted stock units (“RSUs”) and deferred stock units (“DSUs”). Stock options permit a holder to buy IDEXX stock upon vesting at the stock’s price on the date the option was granted. An RSU is an agreement to issue shares of IDEXX stock at the time of vesting. DSUs are granted under our Executive Deferred Compensation Plan (the “Executive Plan”) and non-employee Director Deferred Compensation Plan (the “Director Plan”). DSUs may or may not have vesting conditions depending on the plan under which they are issued. We neither issued any restricted stock or stock appreciation rights during the years ended December 31, 2012, 2011 and 2010 nor were any restricted stock or stock appreciation rights outstanding as of those years ended. There were no modifications to the terms of outstanding options, RSUs or DSUs during 2012, 2011 or 2010.

We primarily issue shares of common stock to satisfy stock option exercises and employee stock purchase rights and to settle RSUs and DSUs. However, in 2011, we began issuing shares of treasury stock to settle certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during 2012 and 2011 was not material. The number of shares of common stock and treasury stock issued are equivalent to the number of awards exercised or settled.

With the exception of employee stock purchase rights, equity awards are issued to employees and non-employee directors under the 2009 Stock Incentive Plan (the “2009 Stock Plan”). Our board of directors has authorized the issuance of up to 5,200,000 shares of our common stock under this share-based incentive plan. Any shares that are subject to awards of stock options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are issued other than stock options and stock appreciation rights will be counted against the share limit as two shares for every share granted. If any shares issued under our prior plans are forfeited, settled for cash or expire, these shares, to the extent of such forfeiture, cash settlement or expiration, will again be available for issuance under the 2009 Stock Plan. As of December 31, 2012, there were 2,537,440 remaining shares available for issuance under this authorization. On February 12, 2013, our board of directors adopted, subject to stockholder approval at the Company’s annual meeting on May 8, 2013, an amendment to the 2009 Stock Plan to increase the number of shares of common stock authorized for issuance to 10,200,000.

Employee stock purchase rights are issued under the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 1,590,000 shares of common stock in periodic offerings. Under this plan, stock is sold to employees at a 15% discount off the closing price of the stock on the last day of each quarter. The fair value of purchase rights recognized as share-based compensation is equal to the dollar value of this discount. We issued 51,000,  58,000 and 64,000 shares of common stock in connection with the Employee Stock Purchase Plan during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, there were 151,064 remaining shares available for issuance under this authorization.

Share-Based Compensation

Share-based compensation costs are classified in our consolidated financial statements consistent with the classification of cash compensation paid to the employees receiving such share-based compensation. The following is a summary of share-based compensation costs and related tax benefits recorded in our consolidated statements of income (in thousands):

	For the Years Ended December 31,
	2012	2011	2010

Share-based compensation expense included in cost of revenue	$1,770	$1,439	$1,290
Share-based compensation expense included in operating expenses	14,152	14,057	11,972
Total share-based compensation expense included in consolidated statements of income	15,922	15,496	13,262
Income tax benefit resulting from share-based compensation arrangements	(5,403)	(5,245)	(4,597)
Net impact of share-based compensation on net income	$10,519	$10,251	$8,665

Share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate employee termination behavior and to evaluate whether particular groups of employees have significantly different forfeiture behaviors.

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards at December 31, 2012 was $33.3 million, which will be recognized over a weighted average period of approximately 1.6 years.

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

	For the Years Ended December 31,
	2012	2011	2010

Expected stock price volatility	34%	33%	31%
Expected term, in years	4.6	4.8	4.9
Risk-free interest rate	0.8%	2.3%	2.3%

Weighted average fair value of options granted	$26.38	$24.86	$16.56

A summary of the status of options granted under our share-based compensation plans at December 31, 2012, and changes during the year then ended, are presented in the table below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding as of December 31, 2011	3,114	$43.31
Granted	302	87.76
Exercised	(728)	27.62
Forfeited	(19)	62.06
Expired	(2)	15.00
Outstanding as of December 31, 2012	2,667	$52.50	3.3	$107,481

Fully vested as of December 31, 2012	1,564	$41.22	2.2	$80,652

Fully vested and expected to vest as of December 31, 2012	2,612	$52.19	3.2	$106,118

The total fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was $8.3 million, $6.6 million and $8.4 million, respectively.

Intrinsic value of stock options exercised represents the amount by which the market price of the common stock exceeded the exercise price, before applicable income taxes. During the years ended December 31, 2012, 2011 and 2010 the total intrinsic value of stock options exercised was $45.8 million, $54.7 million and $60.1 million, respectively.

Restricted Stock Units

RSUs granted to employees vest ratably over five years on each anniversary of the date of grant or fully on the third anniversary of the date of grant, depending on the employee group receiving the award. RSUs granted to non-employee directors vest fully on the first anniversary of the date of grant. Vesting as it relates to awards issued to employees is conditional based on continuous service.  Upon any change in control of the company, 25% of the unvested RSUs then outstanding will vest, provided, however, that if the acquiring entity does not assume the RSUs, then all such units will vest immediately prior to the change in control.

A summary of the status of RSUs granted under our share-based compensation plans at December 31, 2012, and changes during the period then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Nonvested as of December 31, 2011	448	$54.66
Granted	104	87.89
Vested	(151)	50.57
Forfeited	(16)	59.60
Nonvested as of December 31, 2012	385	$65.07

Expected to vest as of December 31, 2012	363	$64.85

The total fair value of RSUs vested during the years ended December 31, 2012, 2011 and 2010 was $13.3 million, $12.4 million and $7.9 million, respectively. The aggregate intrinsic value of nonvested RSUs as of December 31, 2012 is equal to the fair value of IDEXX’s common stock as of December 31, 2012 multiplied by the number of nonvested units as of December 31, 2012.

Deferred Stock Units

Under our Director Plan, non-employee directors may defer a portion of their cash fees in the form of vested DSUs and under our Executive Plan, certain members of our management may elect to defer a portion of their cash compensation in the form of vested deferred stock units. Each DSU represents the right to receive one unissued share of our common stock. These recipients receive a number of DSUs equal to the amount of cash fees or compensation deferred divided by the closing sale price of the common stock on the date of deferral. Also under the Director Plan, non-employee directors are awarded annual grants of DSUs that vest fully on the first anniversary of the date of grant. Vesting for these annual DSU grants is conditional based on continuous service.

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

A summary of the status of DSUs granted under our share-based compensation plans at December 31, 2012, and changes during the period then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Outstanding as of December 31, 2011	122	$39.91
Granted	4	88.49
Settled	(5)	47.79
Outstanding as of December 31, 2012	121	$41.28

Vested as of December 31, 2012	119	$40.28

Fully vested and expected to vest as of December 31, 2012	121	$41.28

            The total fair value of DSUs granted during the years ended December 31, 2012, 2011 and 2010 was $0.4 million, $0.4 million and $0.5 million, respectively. The aggregate intrinsic value of outstanding DSUs as of December 31, 2012 is equal to the fair value of IDEXX’s common stock as of December 31, 2012 multiplied by the number of outstanding and vested units as of December 31, 2012.

NOTE 5.      INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,	December 31,
	2012	2011

Raw materials	$26,986	$28,338
Work-in-process	16,031	14,892
Finished goods	97,929	89,869
	$140,946	$133,099

NOTE 6.      PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	December 31,	December 31,
	2012	2011

Land and improvements	$7,471	$7,439
Buildings and improvements	123,677	115,482
Leasehold improvements	32,144	27,447
Machinery and equipment	142,127	128,257
Office furniture and equipment	29,317	28,791
Computer hardware and software	113,512	93,272
Construction in progress	30,061	21,662
	478,309	422,350
Less accumulated depreciation and amortization	233,132	205,573
Total property and equipment, net	$245,177	$216,777

Depreciation and amortization expense of property and equipment was $39.8 million, $37.5 million, and $35.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In 2007, we began the renovation and expansion of our primary facility in Westbrook, Maine, which was substantially complete as of December 31, 2011. We capitalized $7.9 million related to this project during the year ended December 31, 2011 and $82.2 million since the project’s inception. In 2011, we began the construction of a new administrative building adjacent to our primary facility in Westbrook, Maine. We capitalized $13.9 million and $3.4 million related to this project during the years ended December 31, 2012 and 2011, respectively.

            During the years ended December 31, 2012, 2011 and 2010, we capitalized $12.4 million, $5.7 million and $7.8 million, respectively, related to computer software developed for internal use.

NOTE 7.      OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	December 31,	December 31,
	2012	2011

Investment in long-term product supply arrangements	$10,324	$12,091
Customer acquisition costs, net	21,795	21,075
Other assets	18,942	14,825
	$51,061	$47,991

NOTE 8.      GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2012		December 31, 2011
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents	$9,481	$7,879	$9,363	$6,799
Product rights (1)	37,747	23,123	36,181	20,414
Customer-related intangible assets (2)	78,839	32,920	76,267	26,293
Noncompete agreements	6,508	5,820	6,235	5,331
	$132,575	$69,742	$128,046	$58,837

(1)	Product rights comprise certain technologies, licenses and trade names acquired from third parties.
(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.

Amortization expense of intangible assets other than goodwill was $9.8 million, $8.7 million and $9.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The decrease in intangible assets during the year ended December 31, 2012 resulted from this continued amortization of our intangible assets, partly offset by acquisitions. During the year ended December 31, 2012, we paid an aggregate of $3.6 million in cash to acquire three businesses, each accounted for as separate business combinations, and to acquire a product right unrelated to business acquisitions. See Note 3 for information regarding intangible assets other than goodwill recognized in connection with the acquisition of businesses and other assets during the years ended December 31, 2012, 2011 and 2010. Changes in foreign currency exchange rates did not have a material impact on intangible assets other than goodwill during the year ended December 31, 2012.

The aggregate amortization expense associated with intangible assets owned at December 31, 2012 is estimated to be as follows for each of the next five years and thereafter (in thousands):

Amortization Expense

2013	$9,634
2014	8,839
2015	8,623
2016	8,399
2017	7,382
Thereafter	19,956
$62,833

The changes in the carrying amount of goodwill for the years ended December 31, 2012, 2011, and 2010 were as follows (in thousands):

	CAG	Water	LPD	Other	Consolidated Total
Balance as of December 31, 2009	$117,955	$14,002	$10,217	$6,531	$148,705
Impact of Changes in Foreign Currency Exchange Rates	176	(354)	585	-	407
Balance as of December 31, 2010	$118,131	$13,648	$10,802	$6,531	$149,112
Business Combinations	24,689	-	-	-	24,689
Impact of Changes in Foreign Currency Exchange Rates	(1,143)	(72)	24	-	(1,191)
Balance as of December 31, 2011	$141,677	$13,576	$10,826	$6,531	$172,610
Impact of Changes in Foreign Currency Exchange Rates	1,478	603	303	-	2,384
Balance as of December 31, 2012	$143,155	$14,179	$11,129	$6,531	$174,994

            See Note 3 for information regarding the recognition of goodwill in connection with the acquisition of businesses during the year ended December 31, 2011. We have no history of impairment charges to the carrying value of our goodwill.

NOTE 9.      ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2012	2011

Accrued expenses	$43,026	$40,472
Accrued employee compensation and related expenses	53,408	51,373
Accrued taxes	14,945	17,654
Accrued customer programs	26,367	31,884
	$137,746	$141,383

NOTE 10.      WARRANTY RESERVES

Following is a summary of changes in accrued warranty reserve (in thousands):

	For the Years Ended December 31,
	2012	2011

Balance, beginning of year	$1,693	$2,196
Provision for warranty expense	2,321	2,507
Change in estimate, balance beginning of year	(92)	(395)
Settlement of warranty liability	(2,339)	(2,615)
Balance, end of year	$1,583	$1,693

NOTE 11.      DEBT

In 2011, we refinanced our existing $200 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $300 million with a syndicate of multinational banks, which matures on July 25, 2016 (the new credit facility is referred to as the “Credit Facility”) and requires no scheduled prepayments before that date. Though the Credit Facility does not mature until July 25, 2016, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the syndicate of such an event. At December 31, 2012 and 2011, we had $212.0 million and $243.0 million, respectively, outstanding under our Credit Facility with weighted average effective interest rates of 1.3% and 1.7%, respectively. The funds available under the Credit Facility at December 31, 2012 and December 31, 2011 reflect a further reduction due to the issuance of a letter of credit for $1.0 million, which was issued in connection with our workers’ compensation policy covering claims for the years 2009 through 2012. Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.25 percentage points (“Credit Spread”) above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.25%, dependent on our leverage ratio. We have entered into forward fixed interest rate swap agreements to manage the economic effect of this variable interest obligation. See Note 17 for a discussion of our derivative instruments and hedging activities. Under the Credit Facility, we pay quarterly commitment fees of 0.15% to 0.30%, dependent on our leverage ratio, on any unused commitment. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At December 31, 2012, we were in compliance with the covenants of the Credit Facility.

In 2006, we acquired our facility located in Westbrook, Maine and assumed the related mortgage that had a face value of $6.5 million and stated interest rate of 9.875%. We recorded the mortgage at a fair market value of $7.5 million, based on the effective market interest rate at that time. The mortgage is payable in equal monthly installments of approximately $0.1 million through May 1, 2015. Annual principal payments on long-term debt at December 31, 2012 are as follows (in thousands):

Years Ending December 31,	Amount

2013	$1,107
2014	1,035
2015	359
$2,501

NOTE 12.      INCOME TAXES

Earnings before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010

Domestic	$184,159	$169,365	$151,660
International	76,458	65,057	50,469
	$260,617	$234,422	$202,129

The provision (benefit) for income taxes comprised the following (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Current
Federal	$59,887	$45,549	$44,833
State	5,879	5,591	5,079
International	18,534	15,532	11,805
	84,300	66,672	61,717
Deferred
Federal	(198)	6,823	958
State	72	313	(230)
International	(1,844)	(1,140)	(1,636)
	(1,970)	5,996	(908)
	$82,330	$72,668	$60,809

The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2012	2011	2010

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.5	1.6	1.4
International income taxes	(3.8)	(3.6)	(3.6)
Domestic manufacturing exclusions	(1.5)	(1.4)	(1.6)
Research and development credit	-	(0.8)	(1.2)
Other, net	0.4	0.2	0.1
Effective tax rate	31.6%	31.0%	30.1%

Our effective income tax rate was 31.6% for the year ended December 31, 2012 and 31.0% for the year ended December 31, 2011. The increase in the tax rate is primarily due to federal research and development tax credits that were not available during 2012 but were available during 2011, partly offset by higher relative earnings subject to international tax rates that are lower than domestic tax rates.

Our effective income tax rate was 31.0% for the year ended December 31, 2011 and 30.1% for the year ended December 31, 2010. The increase in the tax rate was due primarily to lower tax benefits recognized related to the federal research and development tax credits, lower benefits recognized in connection with the expiration of certain statutes of limitations and increased state tax.

We benefit from tax holidays in the Netherlands and Switzerland, which are set to expire December 31, 2015. As a result of the tax holidays, our net income was higher by $6.0 million, $5.3 million and $3.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The benefit from these tax holidays is reflected within the overall benefit received from international income taxes in the table above.

We consider the majority of the operating earnings of non-United States subsidiaries to be indefinitely invested outside the United States. The cumulative earnings of these subsidiaries were $314.5 million at December 31, 2012. No provision has been made for United States federal and state, or international taxes that may result from future remittances of the undistributed earnings of non-United States subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. A determination of related tax liability that would be paid on these undistributed earnings if eventually repatriated is not practicable. For the operating earnings not considered to be indefinitely invested outside the United States, we have accounted for the tax impact on a current basis.

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Current	Long-Term	Current	Long-Term

Assets
Accrued expenses	$16,051	$1,542	$18,177	$1,372
Accounts receivable reserves	828	-	791	-
Deferred revenue	3,915	781	758	1,338
Inventory basis differences	2,811	-	2,900	-
Property-based differences	-	1,464	-	1,361
Share-based compensation	2,337	8,084	2,267	7,123
Other	103	178	188	182
Net operating loss carryforwards	353	3,694	611	3,753
Unrealized losses on foreign currency exchange contracts, interest rate swaps and investments	1,688	-	1,069	-
Total assets	28,086	15,743	26,761	15,129
Valuation allowance	(579)	(3,968)	(806)	(3,808)
Total assets, net of valuation allowance	27,507	11,775	25,955	11,321

Liabilities
Deferred instrument costs	-	(2,263)	-	(3,774)
Property-based differences	-	(18,942)	-	(18,332)
Intangible asset basis differences	-	(12,614)	-	(12,502)
Other	(96)	(433)	(17)	-
Unrealized gains on foreign currency exchange contracts, interest rate swaps and investments	(672)	-	(2,121)	-
Total liabilities	(768)	(34,252)	(2,138)	(34,608)
Net deferred tax assets (liabilities)	$26,739	$(22,477)	$23,817	$(23,287)

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

The total amount of unrecognized tax benefits at December 31, 2012 and December 31, 2011 was $5.9 million and $5.2 million, respectively. Of the total unrecognized tax benefits at December 31, 2012 and 2011, $5.5 million and $4.8 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate. The ultimate deductibility of the remaining unrecognized tax positions is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

During each of the years ended December 31, 2012, 2011 and 2010, we recorded interest expense and penalties of $0.3 million as income tax expense in our consolidated statement of income. At December 31, 2012 and 2011, we had $0.7 million and $0.6 million, respectively, of estimated interest expense and penalties accrued in our consolidated balance sheets.

The following table summarizes the changes in unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010

Total amounts of unrecognized tax benefits, beginning of period	$5,149	$4,976	$5,429
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	290	-	-
Gross increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,436	1,241	972
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	-	-	-
Decreases in unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(969)	(1,068)	(1,425)
Total amounts of unrecognized tax benefits, end of period	$5,906	$5,149	$4,976

In 2013, it is reasonably possible that we could recognize up to $1.1 million of income tax benefits that have not been recognized at December 31, 2012. The income tax benefits are due primarily to the lapse in the statutes of limitations for various U.S. and international tax jurisdictions.

In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently undergoing tax examinations by various state tax authorities and we anticipate that these examinations will be concluded within the next year. We are no longer subject to U.S. federal examinations for tax years before 2009. With few exceptions, we are no longer subject to income tax examinations in any state and local, or international jurisdictions in which we conduct significant taxable activities for years before 2004.

            At December 31, 2012, we had net operating loss carryforwards in certain state and international jurisdictions of approximately $44.0 million available to offset future taxable income. Most of these net operating loss carryforwards will expire at various dates through 2018 and the remainder have indefinite lives. We have recorded a valuation allowance of $3.7 million against certain deferred tax assets related to net operating loss carryforwards, as it is more likely than not that they will not be utilized within the carryforward period.

NOTE 13.      EARNINGS PER SHARE

The following is a reconciliation of shares outstanding for basic and diluted earnings per share (in thousands):

	For the Years Ended December 31,
	2012	2011	2010

Shares outstanding for basic earnings per share:	54,985	56,790	57,713

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	54,985	56,790	57,713
Dilutive effect of share-based payment awards	1,170	1,424	1,846
	56,155	58,214	59,559

Certain options to acquire shares have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options (in thousands):

	For the Years Ended December 31,
	2012	2011	2010

Weighted average number of shares underlying anti-dilutive options	696	597	501

NOTE 14.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

We lease multiple facilities under operating leases with various expiration dates through 2023. In addition, we are responsible for the real estate taxes and operating expenses related to these facilities. We also have lease commitments for automobiles and office equipment. Rent expense charged to operations under operating leases was approximately $15.4 million, $15.5 million and $14.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Minimum annual rental payments under these agreements are estimated as follows (in thousands):

Years Ending December 31,	Amount

2013	$13,013
2014	11,577
2015	9,602
2016	8,087
2017	7,324
Thereafter	21,326
$70,929

We have various minimum royalty payments due through 2027 of $4.8 million. If these obligations are not satisfied, the related license arrangements may be terminated, resulting in either a loss in exclusivity or the right to use the technology.

We are required to annually purchase a minimum amount of inventory from certain suppliers. Through 2022, we have a total of $14.9 million in minimum purchase commitments under these arrangements.

We have contingent commitments outstanding of up to $7.5 million related primarily to the acquisition of an intangible asset in 2008 and due to the seller upon our achievement of certain revenue and other milestones. We have not accrued for the commitments related to this intangible asset acquisition as we do not deem them to be probable of occurring as of December 31, 2012. The remaining commitments are not material.

Contingencies

We are subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. However, our actual losses with respect to these contingencies could exceed our accruals.

Under our worker’s compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident with aggregate maximum claim liabilities per year of $2.0 million in 2012 and 2011 and $2.9 million in 2010. The insurance company provides for insurance claims above the individual occurrence and aggregate limits. We have recognized cumulative expenses of $0.7 million, $0.4 million, and $0.8 million for claims incurred during the years ended December 31, 2012, 2011 and 2010, respectively. Our estimated liability for worker’s compensation as of December 31, 2012 and 2011 was $1.2 million and $0.7 million, respectively. Claims incurred during the years ended December 31, 2012 and 2011 are relatively undeveloped as of December 31, 2012. Therefore, it is possible that we could incur additional healthcare and wage indemnification costs beyond those previously recognized up to our aggregate liability for each of the respective claim years. For the eight years ended on or prior to December 31, 2010, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability at December 31, 2012 in excess of the amounts deemed probable and previously recognized is not material. In connection with these policies, we have outstanding letters of credit totaling $1.3 million to the insurance companies as security for these claims.

Under our current employee healthcare insurance policy for U.S. employees, we retain claims liability risk up to $300,000, $275,000 and $250,000 per incident per year in 2012, 2011 and 2010, respectively. We recognized employee healthcare claim expense of $23.0 million, $21.0 million and $22.6 million during the years ended December 31, 2012, 2011 and 2010, respectively, which includes actual claims paid and an estimate of our liability for the uninsured portion of employee healthcare obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations. Our estimated liability for healthcare claims that have been incurred but not paid as of December 31, 2012 and 2011 was $3.2 million and $3.9 million, respectively.

We have entered into an employment agreement with our chief executive officer whereby payment may be required if we terminate his employment without cause other than following a change in control. The amount payable is based upon the executive’s salary at the time of termination and the cost to us of continuing to provide certain benefits. Had this officer been terminated without cause at December 31, 2012, other than following a change in control, we would have had an obligation for salaries and benefits of approximately $1.4 million under such agreement. In addition, the agreement provides for continued vesting of his outstanding equity awards for a period of two years.

We have entered into employment agreements with each of our officers that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control. The amount payable by us under each of these agreements is based on the officer’s salary and bonus history at the time of termination and the cost to us of continuing to provide certain benefits. Had all of our officers been terminated in qualifying terminations following a change in control at December 31, 2012, we would have had aggregate obligations of approximately $20.7 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options and restricted stock units upon any qualifying termination following a change in control. At this time, we believe the likelihood of terminations as a result of the scenarios described is remote, and therefore, we have not accrued for such loss contingencies.

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

In January 2010, we received a letter from the U.S. Federal Trade Commission (“FTC”), stating that it was conducting an investigation to determine whether IDEXX or others had engaged in unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act (“FTC Act”), through pricing or marketing policies for companion animal veterinary products and services, including but not limited to exclusive dealing or tying arrangements with distributors or end-users of those products or services (the “Investigation”).

On December 5, 2012, we entered into an Agreement Containing Consent Order to Cease and Desist (“Consent Agreement”) with the FTC staff to resolve the Investigation.   The Consent Agreement, which is ten years in duration, specifies that IDEXX may have exclusive distribution agreements with two of the following three distributors: MWI Veterinary Supply, Inc. (“MWI”), Butler Schein Animal Health, and Webster Veterinary. The FTC Commissioners granted final approval of the Consent Agreement on February 11, 2013 resulting in the final resolution of the Investigation.

We continue to believe that our marketing and sales practices for companion animal veterinary products and services do not violate applicable antitrust laws. We have chosen to enter into the Consent Agreement because we believe this course will help us avoid long and costly litigation and that our business will not be materially adversely affected.

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2012 and 2011.

            When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. However, we do not believe that we have any probable pre-acquisition liabilities or guarantees that should be recognized at December 31, 2012 and 2011.

NOTE 15.      SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer. Our reportable segments include: CAG, Water, LPD, and Other. The Other segment is comprised of our Dairy and OPTI Medical operating segments and a product line and out-licensing arrangements remaining from our pharmaceutical business. Assets are not allocated to segments for internal reporting presentations.

CAG develops, designs, manufactures, and distributes products and performs services for veterinarians and the bioresearch market, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related instrumentation that are used to detect a wide range of diseases and to monitor health status in livestock and poultry. Dairy develops, designs, manufactures and distributes products to detect contaminants in milk. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. Further, OPTI Medical manufactures our VetStat® Electrolyte and Blood Gas Analyzer and electrolyte consumables used with our Catalyst Dx® analyzer.

            The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 2 except for inventories, as discussed below. Intersegment revenues, which are not included in the table below, were not material for the years ended December 31, 2012, 2011 and 2010.

Items that are not allocated to our operating segments are as follows: a portion of corporate support function and personnel-related expenses; certain manufacturing costs; corporate research and development expenses that do not align with one of our existing business or service categories; the difference between estimated and actual share-based compensation expense; and certain foreign currency exchange gains and losses. These amounts are shown under the caption “Unallocated Amounts.”

We estimate our share-based compensation expense, corporate support function expenses and certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”  With respect to manufacturing costs, the costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these costs as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent expense recognition is reported within the caption “Unallocated Amounts.”

Below is our segment information (in thousands):

For the Years Ended December 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2012
Revenue	$1,072,211	$84,680	$86,724	$49,723	$-	$1,293,338

Income (loss) from operations	$203,236	$37,687	$19,259	$4,451	$(2,070)	$262,563
Interest expense, net						(1,946)
Income before provision for income taxes						260,617
Provision for income taxes						82,330
Net income						178,287
Less: Net income attributable to noncontrolling interest						20
Net income attributable to IDEXX Laboratories, Inc. stockholders						$178,267

Depreciation and amortization	$43,401	$1,443	$4,269	$3,295	$-	$52,408
Expenditures for long-lived assets (1)	$54,058	$2,615	$6,295	$2,524	$-	$65,492

2011
Revenue	$999,722	$82,125	$94,112	$42,730	$-	$1,218,689

Income (loss) from operations	$189,834	$33,844	$23,739	$2,556	$(13,748)	$236,225
Interest expense, net						(1,803)
Income before provision for income taxes						234,422
Provision for income taxes						72,668
Net income						161,754
Less: Net loss attributable to noncontrolling interest						(32)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$161,786

Depreciation and amortization	$39,165	$1,717	$4,537	$2,783	$-	$48,202
Expenditures for long-lived assets (1)	$42,198	$2,487	$5,699	$2,080	$-	$52,464

2010
Revenue	$905,655	$76,514	$81,177	$40,046	$-	$1,103,392

Income (loss) from operations	$165,213	$31,613	$19,603	$4,125	$(16,673)	$203,881
Interest expense, net						(1,752)
Income before provision for income taxes						202,129
Provision for income taxes						60,809
Net income						141,320
Less: Net income attributable to noncontrolling interest						36
Net income attributable to IDEXX Laboratories, Inc. stockholders						$141,284

Depreciation and amortization	$38,211	$1,532	$3,809	$2,404	$-	$45,956
Expenditures for long-lived assets (1)	$31,499	$1,642	$2,815	$2,952	$-	$38,908

(1)

Expenditures for long-lived assets exclude expenditures for intangible assets. See Note 3 for information regarding acquisitions of intangible assets during the years ended December 31, 2012, 2011 and 2010.

Revenue by product and service categories was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
CAG segment revenue:
VetLab® Instruments and consumables	$417,051	$394,586	$354,239
Rapid assay products	162,232	154,342	146,538
Reference laboratory diagnostic and consulting services	407,343	373,919	329,666
Practice management and digital imaging systems and services	85,585	76,875	75,212
CAG segment revenue	1,072,211	999,722	905,655

Water segment revenue	84,680	82,125	76,514
LPD segment revenue	86,724	94,112	81,177
Other segment revenue	49,723	42,730	40,046

Total revenue	$1,293,338	$1,218,689	$1,103,392

Revenue by principal geographic area, based on customers’ domiciles, was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Americas
United States	$759,419	$700,090	$652,026
Canada	66,405	65,318	59,806
Latin America	22,901	20,431	16,343
	848,725	785,839	728,175

Europe, the Middle East and Africa
Germany	72,983	78,806	68,318
United Kingdom	64,412	61,016	56,493
France	45,927	48,164	42,895
Italy	24,625	26,320	22,173
Spain	19,776	22,622	20,244
Other	72,915	74,709	63,769
	300,638	311,637	273,892
Asia Pacific Region
Australia	50,658	44,023	36,296
Japan	49,204	43,445	36,260
China	24,628	17,288	15,108
Other	19,485	16,457	13,661
	143,975	121,213	101,325
Total	$1,293,338	$1,218,689	$1,103,392

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows (in thousands):

	December 31,
	2012	2011
Americas
United States	$208,725	$187,621
Canada	2,487	2,523
	211,212	190,144
Europe, the Middle East and Africa
United Kingdom	12,440	11,000
Germany	6,144	2,360
Switzerland	3,411	2,547
France	3,079	2,270
Netherlands	3,034	3,400
Other	1,265	1,210
	29,373	22,787
Asia Pacific Region
Australia	2,484	1,495
Japan	1,016	1,142
Other	1,092	1,209
	4,592	3,846
Total	$245,177	$216,777

NOTE 16.      FAIR VALUE MEASUREMENTS

The following table sets forth our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2012 and at December 31, 2011 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012

Assets
Money market funds(1)	$127,576	$-	$-	$127,576
Equity mutual funds(2)	2,320	-	-	2,320
Foreign currency exchange contracts(3)	-	2,128	-	2,128
Liabilities
Foreign currency exchange contracts(3)	-	2,193	-	2,193
Deferred compensation(4)	2,320	-	-	2,320
Interest rate swaps(5)	-	2,682	-	2,682

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2011	(Level 1)	(Level 2)	(Level 3)	December 31, 2011

Assets
Money market funds(1)	$88,525	$-	$-	$88,525
Equity mutual funds(2)	2,056	-	-	2,056
Foreign currency exchange contracts(3)	-	6,841	-	6,841
Liabilities
Foreign currency exchange contracts(3)	-	1,753	-	1,753
Deferred compensation(4)	2,056	-	-	2,056
Interest rate swaps(5)	-	1,417	-	1,417

(1)	Money market funds are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of December 31, 2012 and December 31, 2011 was demand deposits.
(2)

Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets, net. See number (4) below for a discussion of the related deferred compensation liability.

(3)	Foreign currency exchange contracts are included within other current assets or accrued liabilities depending on the gain (loss) position and anticipated settlement date.
(4)

Deferred compensation plans are included within other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in number (2) above.

(5)	Interest rate swaps are included within accrued liabilities.

We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the years ended December 31, 2012, 2011 or 2010. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2012 and 2011.

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

We did not de-designate any instruments from hedge accounting treatment during the years ended December 31, 2012, 2011 and 2010. Gains or losses related to hedge ineffectiveness recognized in earnings during the years ended December 31, 2012, 2011 and 2010 were not material.  At December 31, 2012, the estimated net amount of losses that are expected to be reclassified out of accumulated OCI and into earnings within the next 12 months is $2.1 million if exchange and interest rates do not fluctuate from the levels at December 31, 2012.

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

In March 2009, we entered into two forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Under these agreements, beginning on March 31, 2010 the variable interest rate associated with $80 million of borrowings outstanding under the Credit Facility became effectively fixed at 2% plus the Credit Spread through March 30, 2012. In August 2011, we entered into two additional forward fixed interest rate swap agreements for the same purpose. Under these agreements, beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.36% plus the Credit Spread through June 30, 2016 and beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility will become effectively fixed at 1.64% plus the Credit Spread through June 30, 2016.

The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchases and sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	December 31,	December 31,
	2012	2011

Euro	$57,720	$68,275
British pound	28,520	25,260
Japanese yen	22,450	18,005
Canadian dollar	22,440	19,902
Australian dollar	13,050	12,417
	$144,180	$143,859

Currency Purchased	U.S. Dollar Equivalent
	December 31,	December 31,
	2012	2011

Swiss franc	$12,820	$17,909

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	December 31,	December 31,
	2012	2011

Interest rate swaps commencing March 31, 2010 and expiring March 30, 2012	$-	$80,000
Interest rate swap commencing March 30, 2012 and expiring June 30, 2016	$40,000	$40,000
Interest rate swap commencing March 28, 2013 and expiring June 30, 2016	$40,000	$40,000

The fair values of derivative instruments and their respective classification in the consolidated balance sheets consisted of the following (in thousands):

		Asset Derivatives
		December 31,	December 31,
		2012	2011

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$2,128	$6,841
Total derivative instruments		$2,128	$6,841

		Liability Derivatives
		December 31,	December 31,
		2012	2011

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued expenses	$2,193	$1,753
Interest rate swaps	Accrued expenses	2,682	1,417
Total derivative instruments		$4,875	$3,170

            The effect of derivative instruments designated as cash flow hedges on the consolidated balance sheets for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For Year Ended December 31,
Derivative instruments	2012	2011	2010

Foreign currency exchange contracts, net of tax	$(4,481)	$5,642	$1,368
Interest rate swaps, net of tax	(795)	121	(638)
Total derivative instruments, net of tax	$(5,276)	$5,763	$730

The effect of derivative instruments designated as cash flow hedges on the consolidated statement of operations for the years ended December 31, 2012, 2011 and 2010 consisted of the following (in thousands):

	Classification of Gain (Loss)	Gain (Loss) Reclassified from Accumulated OCI into Income
	Reclassified from	(Effective Portion)
	OCI into Income	For the Years Ended December 31,
Derivative instruments	(Effective Portion)	2012	2011	2010

Foreign currency exchange contracts	Cost of revenue	$5,938	$(5,406)	$(743)
Interest rate swaps	Interest expense	(690)	(1,424)	(1,034)
Total derivative instruments		$5,248	$(6,830)	$(1,777)

NOTE 18.      REPURCHASES OF COMMON STOCK

Our board of directors has authorized the repurchase of up to 48,000,000 shares of our common stock in the open market or in negotiated transactions. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and financing activities and the share price. As of December 31, 2012, there are 2,913,520 remaining shares available for repurchase under this authorization.

The following is a summary of our open market common stock repurchases for the twelve months ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2012	2011	2010

Shares repurchased	1,474	3,419	2,487
Total cost of shares repurchased	$132,268	$255,505	$143,090
Average cost per share	$89.72	$74.74	$57.53

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We acquired 53,272 shares at a total cost of $4.7 million in connection with employee surrenders for the twelve months ended December 31, 2012 compared to 55,721 shares at a total cost of $4.3 million for the twelve months ended December 31, 2011 and 52,022 shares at a total cost of $2.8 million for the twelve months ended December 31, 2010.

            In 2011, we began issuing shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the twelve months ended December 31, 2012 and 2011 was not material.

NOTE 19.      ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income consisted of the following as of December 31, 2012, 2011 and 2010, respectively (in thousands):

	Unrealized loss on investments, net of tax	Unrealized gain (loss) on derivatives instruments, net of tax	Cumulative translation adjustment

Balance as of January 1, 2010	$(355)	$(3,287)	$13,983
Current-period other comprehensive income, net of tax	176	730	2,220
Balance as of December 31, 2010	(179)	(2,557)	16,203
Current-period other comprehensive (loss) income, net of tax	(108)	5,763	(3,679)
Balance as of December 31, 2011	(287)	3,206	12,524
Current-period other comprehensive income (loss), net of tax	116	(5,276)	5,671
Balance as of December 31, 2012	$(171)	$(2,070)	$18,195

NOTE 20.      PREFERRED STOCK

Our board of directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of Preferred Stock outstanding as of December 31, 2012.

NOTE 21.      IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by us. We matched $7.1 million, $6.4 million and $6.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the board of directors. There were no discretionary contributions in 2012, 2011 or 2010.

            We also have established defined contribution plans for regional employees in Europe and in Canada. With respect to these plans, we contributed $2.8 million, $2.2 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 22.      DISPOSITION OF PHARMACEUTICAL PRODUCT LINES AND RESTRUCTURING

In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a feline insulin product under development, which were a part of our CAG segment, for cash proceeds of $7.0 million, a short-term receivable of $1.4 million and up to $11.5 million of future payments based on the achievement of certain development and sales milestones by the acquirer of the feline insulin product. In the fourth quarter of 2009 we earned and received a milestone payment of $2.0 million in connection with the achievement of certain development milestones by the acquirer. We earned milestone payments of $3.5 million, $3.0 million and $3.0 million in 2012, 2011 and 2010, respectively, in connection with the achievement of certain sales milestones by the acquirer following commercialization of the feline insulin product. The 2012, 2011 and 2010 aggregate milestone payments were received in the first quarter of 2013, 2012 and 2011 respectively. The 2012 milestone payment is included in other current assets on the accompanying consolidated balance sheets. Because we have no obligation to deliver product or services, or otherwise provide support to the third party under this agreement, and because collectability is reasonably assured, these milestone payments were included in results of operations when earned, but were not classified as revenue because the transaction was accounted for as the sale of a business. These milestone payments were reflected as reductions to general and administrative expenses as earned. We are not eligible to receive any further milestone payments under this agreement.

Additionally in the fourth quarter of 2008, in a separate transaction, we entered into an agreement to sell our raw material inventory of nitazoxanide, the active ingredient associated with our Navigator® product, back to the material supplier. We received from the supplier an aggregate of $1.4 million during the year ended December 31, 2011 and $0.3 million during the year ended December 31, 2010 in connection with this sale. Payments were recorded in our results of operations as reductions to general and administrative expense in the period in which they were received due to uncertain collectability. The payments received during the year ended December 31, 2011 satisfied the buyer’s obligation to us.

            In the fourth quarter of 2008, we also entered into a separate royalty bearing license agreement related to certain intellectual property of our pharmaceutical division. Under this agreement we received $0.3 million up front and $0.3 million in the fourth quarter of 2010 in connection with the achievement of certain production milestones by the licensee. We are eligible to earn up to $1.9 million in additional milestone payments, related to the achievement of certain clinical field trial and regulatory milestones, and royalties based on future product sales. Because we have no obligation to deliver product or services, or otherwise provide support to the third party under this agreement, and because collectability is reasonably assured, this milestone payment, and any other related milestone and royalty payments we earn in the future, was and will be included in results of operations when earned.

NOTE 23.      SUMMARY OF QUARTERLY DATA (UNAUDITED)

A summary of quarterly data follows (in thousands, except per share data):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2012
Revenue	$322,676	$335,649	$315,475	$319,538
Gross profit	174,774	184,689	170,635	169,050
Operating income	60,407	75,817	62,912	63,427
Net income attributable to stockholders	40,743	51,317	42,853	43,354
Earnings per share:
Basic	$0.74	$0.93	$0.78	$0.79
Diluted	$0.72	$0.91	$0.76	$0.78

2011
Revenue	$292,672	$317,862	$300,954	$307,201
Gross profit	154,925	174,033	158,667	158,881
Operating income	53,532	71,298	56,096	55,299
Net income attributable to stockholders	36,612	48,657	38,507	38,010
Earnings per share:
Basic	$0.64	$0.85	$0.68	$0.68
Diluted	$0.62	$0.83	$0.66	$0.67

SCHEDULE II

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Write-Offs/Cash Payments	Foreign Currency Translation	Balance at End of Year

Reserves for doubtful accounts receivable:
December 31, 2010	$2,331	$1,575	$(1,024)	$(54)	$2,828
December 31, 2011	2,828	1,484	(1,011)	(62)	3,239
December 31, 2012	3,239	1,108	(1,732)	17	2,632

Valuation allowance for deferred tax assets:
December 31, 2010	$5,131	$278	$(847)	$42	$4,604
December 31, 2011	4,604	837	(741)	(86)	4,614
December 31, 2012	4,614	265	(358)	26	4,547

EXHIBIT INDEX

Exhibit No.	Description

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

10.5*

Amendment No. 4 to U.S. Supply Agreement effective as of December 28, 2011, between the Company and Ortho (filed as Exhibit No. 10.5 to Annual Report on Form 10-K for the year ended December 31, 2011, File No. 0-19271 (“2011 Form 10-K”), and incorporated herein by reference).

10.6*	European Supply Agreement, effective as of October 17, 2003, between the Company and Ortho (filed as Exhibit No. 10.8 to 2003 Form 10-K, and incorporated herein by reference).

10.7*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.2 to June 2005 10-Q, and incorporated herein by reference).

10.8*	Amendment No. 2 to European Supply Agreement effective as of January 18, 2008, between the Company and Ortho (filed as Exhibit No. 10.8 to 2007 Form 10-K, and incorporated herein by reference).

10.9*	Amendment No. 3 to European Supply Agreement effective as of December 28, 2011, between the Company and Ortho (filed as Exhibit No. 10.9 to 2011 Form 10-K, and incorporated herein by reference).

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

10.14**	Executive Employment Agreement dated February 13, 2012, between the Company and Merilee Raines (filed as Exhibit No. 10.14 to 2011 Form 10-K, and incorporated herein by reference).

10.15**

Form of Executive Employment Agreement dated February 13, 2012, between the Company and each of William E. Brown III, PhD, Johnny D. Powers, PhD, and Michael J. Williams, PhD (filed as Exhibit No. 10.15 to 2011 Form 10-K, and incorporated herein by reference).

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

21	Subsidiaries of the Company (filed herewith).

23	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm (filed herewith).

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