Form 10-Q
period 2013-03-31
IDEXX LABORATORIES INC /DE
filed 2013-04-23
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 54,102,977 on April 12, 2013.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$228,364	$223,986
Accounts receivable, net of reserves of $3,053 in 2013 and $2,632 in 2012	158,988	138,324
Inventories	148,242	140,946
Deferred income tax assets	25,719	27,714
Other current assets	33,082	38,567
Total current assets	594,395	569,537
Long-Term Assets:
Property and equipment, net	253,742	245,177
Goodwill	172,459	174,994
Intangible assets, net	61,036	62,833
Other long-term assets, net	51,006	51,061
Total long-term assets	538,243	534,065
TOTAL ASSETS	$1,132,638	$1,103,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,716	$35,288
Accrued liabilities	118,470	137,746
Line of credit	260,000	212,000
Current portion of long-term debt	1,122	1,107
Current portion of deferred revenue	21,269	20,192
Total current liabilities	439,577	406,333
Long-Term Liabilities:
Deferred income tax liabilities	22,955	23,028
Long-term debt, net of current portion	1,141	1,394
Long-term deferred revenue, net of current portion	12,851	12,692
Other long-term liabilities	24,819	23,898
Total long-term liabilities	61,766	61,012
Total liabilities	501,343	467,345

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 100,608 and 100,160 shares in 2013 and 2012, respectively	10,061	10,016
Additional paid-in capital	779,261	757,214
Deferred stock units: Outstanding: 119 units in 2013 and 2012	4,815	4,630
Retained earnings	1,350,453	1,305,593
Accumulated other comprehensive income	11,687	15,954
Treasury stock, at cost: 46,381 and 45,652 shares in 2013 and 2012, respectively	(1,525,023)	(1,457,184)
Total IDEXX Laboratories, Inc. stockholders’ equity	631,254	636,223
Noncontrolling interest	41	34
Total stockholders’ equity	631,295	636,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,132,638	$1,103,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenue:
Product revenue	$205,768	$204,167
Service revenue	126,338	118,509
Total revenue	332,106	322,676
Cost of Revenue:
Cost of product revenue	74,150	75,212
Cost of service revenue	73,982	72,690
Total cost of revenue	148,132	147,902
Gross profit	183,974	174,774

Expenses:
Sales and marketing	59,397	57,632
General and administrative	41,631	36,178
Research and development	21,758	20,557
Income from operations	61,188	60,407
Interest expense	(835)	(1,193)
Interest income	444	436
Income before provision for income taxes	60,797	59,650
Provision for income taxes	15,930	18,916
Net income	44,867	40,734
Less: Net income (loss) attributable to noncontrolling interest	7	(9)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$44,860	$40,743

Earnings per Share:
Basic	$0.82	$0.74
Diluted	$0.81	$0.72
Weighted Average Shares Outstanding:
Basic	54,588	55,208
Diluted	55,490	56,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Net income	$44,867	$40,734
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,447)	5,628
Unrealized gain on investments, net of tax expense of $42 in 2013 and $65 in 2012	72	111
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of tax expense (benefit) of $1,699 in 2013 and ($434) in 2012	4,118	(906)
Less: reclassification adjustment for gains included in net income, net of tax benefit (expense) of $8 in 2013 and ($341) in 2012	(10)	(795)
Unrealized gain (loss) on derivative instruments	4,108	(1,701)
Other comprehensive (loss) income, net of tax	(4,267)	4,038
Comprehensive income	40,600	44,772
Less: comprehensive income (loss) attributable to noncontrolling interest	7	(9)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$40,593	$44,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Cash Flows from Operating Activities:
Net income	$44,867	$40,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,513	12,705
Loss on disposal of property and equipment	27	83
Increase in deferred compensation liability	114	176
Provision for uncollectible accounts	644	412
Provision for deferred income taxes	1,169	462
Share-based compensation expense	3,949	3,809
Tax benefit from share-based compensation arrangements	(5,310)	(4,518)
Changes in assets and liabilities:
Accounts receivable	(23,722)	(17,818)
Inventories	(8,472)	(8,687)
Other assets	6,301	(3,165)
Accounts payable	3,654	3,990
Accrued liabilities	(16,919)	(14,698)
Deferred revenue	869	1,699
Net cash provided by operating activities	20,684	15,184
Cash Flows from Investing Activities:
Purchases of property and equipment	(19,761)	(9,446)
Proceeds from disposition of pharmaceutical product lines	3,500	3,000
Proceeds from sale of property and equipment	-	2
Acquisitions of intangible assets	(659)	(900)
Net cash used by investing activities	(16,920)	(7,344)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	48,000	11,000
Payment of notes payable	(238)	(224)
Repurchases of common stock	(63,778)	(27,630)
Proceeds from exercises of stock options and employee stock purchase plans	12,958	5,772
Tax benefit from share-based compensation arrangements	5,310	4,518
Net cash provided (used) by financing activities	2,252	(6,564)
Net effect of changes in exchange rates on cash	(1,638)	320
Net increase in cash and cash equivalents	4,378	1,596
Cash and cash equivalents at beginning of period	223,986	183,895
Cash and cash equivalents at end of period	$228,364	$185,491

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Note 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements Adopted

 In December 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements so that entities are now required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures. See Note 16 for additional information regarding derivative instruments subject to master netting arrangements.

In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The amendment is effective prospectively for annual or interim reporting periods beginning after December 15, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures. See Note 11 for additional information regarding accumulated other comprehensive income.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three months ended March 31, 2013 and 2012 totaled $16.6 million and $15.7 million, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at March 31, 2013 was $42.4 million, which will be recognized over a weighted average period of approximately 2.3 years.

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

	For the Three Months Ended March 31,
	2013	2012

Expected stock price volatility	33%	34%
Expected term, in years	4.6	4.6
Risk-free interest rate	0.9%	0.8%

Weighted average fair value of options granted	$26.58	$26.36

Note 4.      Inventories

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2013	2012

Raw materials	$26,653	$26,986
Work-in-process	15,247	16,031
Finished goods	106,342	97,929
	$148,242	$140,946

Note 5.       Goodwill and Intangible Assets, NET

The decrease in goodwill during the three months ended March 31, 2013 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the three months ended March 31, 2013 resulted from the continued amortization of our intangible assets and changes in foreign currency exchange rates, partly offset by the impact of the acquisition of intangible assets.

We acquired a customer list in February 2013 for a purchase price of $1.0 million, which was allocated entirely to intangible assets other than goodwill. All assets acquired in connection with the acquisition were assigned to our Companion Animal Group (“CAG”) segment.

NOTE 6.      Other NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012

Investment in long-term product supply arrangements	$10,079	$10,324
Customer acquisition costs, net	21,187	21,795
Other assets	19,740	18,942
	$51,006	$51,061

Note 7.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012

Accrued expenses	$44,144	$43,026
Accrued employee compensation and related expenses	39,078	53,408
Accrued taxes	10,173	14,945
Accrued customer programs	25,075	26,367
	$118,470	$137,746

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

The following is a summary of changes in accrued warranty reserves for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012

Balance, beginning of period	$1,583	$1,693
Provision for warranty expense	321	561
Change in estimate, balance beginning of period	(132)	(60)
Settlement of warranty liability	(428)	(621)
Balance, end of period	$1,344	$1,573

Note 9.      Repurchases of common STOCK

The following is a summary of our open market common stock repurchases for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2013	2012

Shares repurchased	687	333
Total cost of shares repurchased	$63,778	$27,630
Average cost per share	$92.82	$82.85

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units. We acquired 45,181 shares having a total cost of $4.1 million in connection with such employee surrenders during the three months ended March 31, 2013 compared to 48,574 shares having a total cost of $4.2 million during the three months ended March 31, 2012.

 We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the three months ended March 31, 2013 and 2012 was not material.

Note 10.      Income Taxes

Our effective income tax rate was  26.2% and 31.7% for the three months ended March 31, 2013 and 2012, respectively. During the quarter ended March 31, 2013, federal legislation was enacted within the U.S. that retroactively allowed a research and development (R&D) tax credit for all of 2012 and extended the R&D credit through the twelve months ending December 31, 2013.  Because this legislation was enacted in 2013, the full benefit of the credit related to the prior year’s activities was recognized during the three months ended March 31, 2013.  In the absence of the 2012 R&D credit, our effective tax rate for the three months ended March 31, 2013 would have been 30.6%, or 4.4% higher. The remaining decrease in our effective income tax rate was due to the impact of the U.S. R&D tax benefit related to research activities occurring during the three months ended March 31, 2013.

Note 11.    ACCUMULATED OTHER Comprehensive Income

The changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 consisted of the following (in thousands):

For the Three Months Ended March 31, 2013	Unrealized Loss on Investments, Net of Tax	Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2012	$(171)	$(2,070)	$18,195	$15,954
Other comprehensive income (loss) before reclassifications	72	4,118	(8,447)	(4,257)
Gains reclassified from accumulated other comprehensive income	-	(10)	-	(10)
Balance as of March 31, 2013	$(99)	$2,038	$9,748	$11,687

The following is a summary of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended March 31,
		2013	2012
Gains (losses) on derivative instruments included in net income:
Foreign currency exchange contracts	Cost of revenue	109	1,486
Interest rate swaps	Interest expense	(107)	(350)
	Total gains before tax	2	1,136
	Tax (benefit) expense	(8)	341
	Gains, net of tax	10	795

Note 12.    Earnings per Share

Basic earnings per share is computed by dividing net income attributable to IDEXX Laboratories, Inc. stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options, the total unrecognized compensation expense for unvested share-based compensation awards and the excess tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 4 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information regarding deferred stock units.

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012

Shares outstanding for basic earnings per share:	54,588	55,208

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	54,588	55,208
Dilutive effect of share-based payment awards	902	1,231
	55,490	56,439

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	2013	2012

Weighted average number of shares underlying anti-dilutive options	441	618

Weighted average number of shares underlying anti-dilutive restricted stock units	0	50

Note 13.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2013 are consistent with those discussed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 14.     Segment Reporting

Prior to January 1, 2013, we operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we continue to refer to as CAG, water quality products (“Water”) and diagnostic products for livestock and poultry health, which we referred to as Livestock and Poultry Diagnostics. We also operated two smaller operating segments that comprised products for milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our Dairy and OPTI Medical operating segments was combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they did not meet the quantitative or qualitative thresholds for reportable segments.

We have combined the management of our Livestock and Poultry Diagnostics, and Dairy lines of business to more effectively realize the market synergies between the product lines and to achieve operational efficiencies. We refer to this newly created segment as Livestock, Poultry and Dairy (“LPD”). Our OPTI Medical operating segment remains combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments.  The segment income (loss) from operations discussed within this report for the three months ended March 31, 2012 has been retrospectively revised to reflect this change in the composition of our reportable segments.

The following is a summary of segment performance for the three months ended March 31, 2013 and 2012 (in thousands):

	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2013
Revenue	$276,941	$20,666	$28,039	$6,460	$-	$332,106

Income (loss) from operations	$51,309	$8,355	$4,836	$435	$(3,747)	$61,188
Interest expense, net						(391)
Income before provision for income taxes						60,797
Provision for income taxes						15,930
Net income						44,867
Less: Net income attributable to noncontrolling interest						7
Net income attributable to IDEXX Laboratories, Inc. stockholders						$44,860

2012
Revenue	$268,073	$19,582	$29,116	$5,905	$-	$322,676

Income (loss) from operations	$46,918	$8,295	$6,017	$(213)	$(610)	$60,407
Interest expense, net						(757)
Income before provision for income taxes						59,650
Provision for income taxes						18,916
Net income						40,734
Less: Net loss attributable to noncontrolling interest						(9)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$40,743

The following is a summary of revenue by product and service category for the three months ended March 31, 2013 and 2012  (in thousands):

	For the Three Months Ended March 31,
	2013	2012
CAG segment revenue:
VetLab® instruments and consumables	$103,671	$101,997
Rapid assay products	44,083	43,664
Reference laboratory diagnostic and consulting services	107,649	101,862
Practice management and digital imaging systems and services	21,538	20,550
CAG segment revenue	276,941	268,073

Water segment revenue	20,666	19,582
LPD segment revenue	28,039	29,116
Other segment revenue	6,460	5,905

Total revenue	$332,106	$322,676

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the three months ended March 31, 2013. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2013.

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

The amount outstanding under our unsecured revolving credit facility (“Credit Facility”), notes receivable and long-term debt are measured at carrying value in our accompanying condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility, notes receivable and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using level 2 inputs, while our notes receivable, representing a strategic investment in a privately held company with a carrying value of $4.7 million as of March 31, 2013,  are valued using level 3 inputs. The results of these calculations yield fair values that approximate carrying values.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at March 31, 2013 and at December 31, 2012 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of March 31, 2013	(Level 1)	(Level 2)	(Level 3)	March 31, 2013

Assets
Money market funds(1)	$136,587	$-	$-	$136,587
Equity mutual funds(2)	2,438	-	-	2,438
Foreign currency exchange contracts(3)	-	5,341	-	5,341
Liabilities
Foreign currency exchange contracts(3)	-	778	-	778
Deferred compensation(4)	2,438	-	-	2,438
Interest rate swaps(5)	-	2,606	-	2,606

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012

Assets
Money market funds(1)	$127,576	$-	$-	$127,576
Equity mutual funds(2)	2,320	-	-	2,320
Foreign currency exchange contracts(3)	-	2,128	-	2,128
Liabilities
Foreign currency exchange contracts(3)	-	2,193	-	2,193
Deferred compensation(4)	2,320	-	-	2,320
Interest rate swaps(5)	-	2,682	-	2,682

_____________

(1)	Money market funds are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of March 31, 2013 and December 31, 2012 was demand deposits.
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

(4)

A deferred compensation plan assumed as part of a previous business combination is included within other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in number (2) above.

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

We recognize all derivative instruments, including our foreign currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivative instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.  If a derivative instrument qualifies for hedge accounting, changes in the fair value of the derivative instrument from the effective portion of the hedge are deferred in other comprehensive income (“OCI”), net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We de-designate derivative instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in OCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 11 for further information regarding the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three months ended March 31, 2013 and 2012.

We enter into master netting arrangements with the counterparties to our derivative transactions which permit outstanding receivables and payables to be offset in the event of default. Our derivative contracts do not require either party to post cash collateral.  We elect to present our derivative assets and liabilities in the accompanying condensed consolidated balance sheets on a gross basis. All cash flows related to our foreign currency exchange contracts and interest rate swaps are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.

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

We did not de-designate any instruments from hedge accounting treatment during the three months ended March 31, 2013 or 2012. Gains or losses related to hedge ineffectiveness recognized in earnings during the three months ended March 31, 2013 and 2012 were not material.  At March 31, 2013, the estimated amount of net gains that are expected to be reclassified out of accumulated OCI and into earnings within the next 12 months is $1.6 million if exchange and interest rates do not fluctuate from the levels at March 31, 2013.

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

We have entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.36% plus the range of applicable interest rates (“Credit Spread”) through June 30, 2016. Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.64% plus the Credit Spread through June 30, 2016. Two of our forward fixed interest rate swap agreements expired on March 31, 2012. Under these agreements, the variable interest rate associated with $80 million of borrowings outstanding under the Credit Facility had been effectively fixed at 2% plus the Credit Spread above the London interbank offered rate.

The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales consisted of the following (in thousands):

Currency Sold	U.S. Dollar Equivalent
	March 31,	December 31,
	2013	2012

Euro	$54,660	$57,720
British pound	26,570	28,520
Japanese yen	19,800	22,450
Canadian dollar	21,200	22,440
Australian dollar	12,500	13,050
	$134,730	$144,180

Currency Purchased	U.S. Dollar Equivalent
	March 31,	December 31,
	2013	2012

Swiss franc	$9,750	$12,820

The notional amount of forward fixed interest rate swap agreements to manage variable interest obligations consisted of the following (in thousands):

	U.S. Dollar Equivalent
	March 31,	December 31,
	2013	2012

Interest rate swap commencing March 30, 2012 and expiring June 30, 2016	$40,000	$40,000
Interest rate swap commencing March 28, 2013 and expiring June 30, 2016	$40,000	$40,000

The fair values of derivative instruments and their respective classification on the condensed consolidated balance sheets consisted of the following (in thousands):

		Asset Derivatives
		March 31,	December 31,
		2013	2012

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$4,721	$2,128
Foreign currency exchange contracts	Other long-term assets, net	620	-
Total derivative instruments		$5,341	$2,128

		Liability Derivatives
		March 31,	December 31,
		2013	2012

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$765	$2,193
Foreign currency exchange contracts	Other long-term liabilities	13	-
Interest rate swaps	Accrued liabilities	2,606	2,682
Total derivative instruments		$3,384	$4,875

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended March 31,
Derivative instruments	2013	2012

Foreign currency exchange contracts, net of tax	$4,061	$(1,811)
Interest rate swaps, net of tax	47	110
Total derivative instruments, net of tax	$4,108	$(1,701)

Recognized derivative instruments on the condensed consolidated balance sheets that are subject to master netting arrangements consisted of the following (in thousands):

As of March 31, 2013
Description	Gross Amount of Recognized Assets	Gross Amounts Offset on Balance Sheet	Amount of Assets Presented on Balance Sheet	Gross Amounts not Offset on Balance Sheet	Net Amount
Foreign currency exchange contracts	$5,341	$-	$5,341	$778	$4,563
Total derivative assets	$5,341	$-	$5,341	$778	$4,563

Description	Gross Amount of Recognized Liabilities	Gross Amounts Offset on Balance Sheet	Amount of Liabilities Presented on Balance Sheet	Gross Amounts not Offset on Balance Sheet	Net Amount
Foreign currency exchange contracts	$778	$-	$778	$778	$-
Interest rate swaps	2,606	-	2,606	-	2,606
Total derivative liabilities	$3,384	$-	$3,384	$778	$2,606

As of December 31, 2012
Description	Gross Amount of Recognized Assets	Gross Amounts Offset on Balance Sheet	Amount of Assets Presented on Balance Sheet	Gross Amounts not Offset on Balance Sheet	Net Amount
Foreign currency exchange contracts	$2,128	$-	$2,128	$1,918	$210
Total derivative assets	$2,128	$-	$2,128	$1,918	$210

Description	Gross Amount of Recognized Liabilities	Gross Amounts Offset on Balance Sheet	Amount of Liabilities Presented on Balance Sheet	Gross Amounts not Offset on Balance Sheet	Net Amount
Foreign currency exchange contracts	$2,193	$-	$2,193	$1,918	$275
Interest rate swaps	2,682	-	2,682	-	2,682
Total derivative liabilities	$4,875	$-	$4,875	$1,918	$2,957

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

Operating segments. Prior to January 1, 2013, we operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we continue to refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products for livestock and poultry health, which we referred to as Livestock and Poultry Diagnostics. We also operated two smaller operating segments that comprise products for milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our Dairy and OPTI Medical operating segments was combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they did not meet the quantitative or qualitative thresholds for reportable segments.

We have combined the management of our Livestock and Poultry Diagnostics, and Dairy lines of business to more effectively realize the market synergies between the product lines and to achieve operational efficiencies. We refer to this newly created segment as Livestock, Poultry and Dairy (“LPD”). Our OPTI Medical operating segment remains combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. The segment income (loss) from operations discussed within this report for the three months ended March 31, 2012 has been retrospectively revised to reflect this change in the composition of our reportable segments. See Note 14 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for financial information about our segments and the section entitled “Description of Business by Segment” under the heading “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional description pertaining to our product and services.

CAG develops, designs, manufactures, and distributes products and performs services for veterinarians and the bioresearch market, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related instrumentation that are used to detect a wide range of diseases, to monitor health status in livestock and poultry and to detect contaminants in milk. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. Further, OPTI Medical manufactures the dry slide electrolyte consumables that are a subset of the consumables used with our Catalyst Dx® analyzer and our VetStat® Electrolyte and Blood Gas Analyzer and associated cassettes, that are the consumable used with this instrument.

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

Currency Impact. For the three months ended March 31, 2013 and 2012, approximately 26% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

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

During the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, changes in foreign currency exchange rates decreased total company revenue by approximately $1.9 million, due primarily to the strengthening of the U.S. dollar against the Japanese yen.

Effects of Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions since mid-2008. In our CAG segment, we believe that low economic growth and relatively high unemployment have led to negative or cautious consumer sentiment, which has affected the number of patient visits to veterinary clinics. With regard to the U.S., based on data provided by a subset of our customers that use our practice management systems, we observed patient visits were flat to slightly down beginning in 2009. Beginning in the fourth quarter of 2011, we observed a slight improvement in the growth of patient visits, followed by further improvement during 2012 over the previous year periods. This improvement slowed in the first quarter of 2013. We believe that this data, though limited, provides a fair and meaningful representation of the trend in patient visit activity in the U.S. Economic conditions in certain European countries remain challenging, which we believe has a negative impact on our CAG segment in particular.

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

We believe that the diversity of our products and services and the geographic diversity of our markets have partially mitigated the effects of the economic environment and negative consumer sentiment on our revenue growth rates. Looking forward, we are cautiously optimistic that the improvements we began to see in the U.S. commencing in the fourth quarter of 2011 and continuing in 2012 and 2013 are reflective of a gradual improvement in the macroeconomic environment that over time will further reduce these effects.

▪	Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2013 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Total Company. The following table presents revenue by operating segment:

Net Revenue (dollars in thousands)	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

CAG	$276,941	$268,073	$8,868	3.3%	(0.6%)	0.3%	3.6%
Water	20,666	19,582	1,084	5.5%	(0.5%)	-	6.0%
LPD	28,039	29,116	(1,077)	(3.7%)	(0.4%)	-	(3.3%)
Other	6,460	5,905	555	9.4%	(0.2%)	-	9.6%
Total Company	$332,106	$322,676	$9,430	2.9%	(0.6%)	0.2%	3.3%

Companion Animal Group. The following table presents revenue by product and service category for CAG, with the exception of the VetLab® instruments and consumables product and service category, which is presented by revenue for each of its three VetLab® components:

Net Revenue (dollars in thousands)	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

VetLab® instruments	$15,812	$20,550	$(4,738)	(23.1%)	(0.9%)	-	(22.2%)
VetLab® consumables	75,528	69,832	5,696	8.2%	(0.5%)	-	8.7%
VetLab® service and accessories	12,331	11,615	716	6.2%	(2.7%)	-	8.9%
Rapid assay products	44,083	43,664	419	1.0%	(0.7%)	-	1.7%
Reference laboratory diagnostic and consulting services	107,649	101,862	5,787	5.7%	(0.5%)	0.3%	5.9%
Practice management and digital imaging systems and services	21,538	20,550	988	4.8%	(0.1%)	3.0%	1.9%
Net CAG revenue	$276,941	$268,073	$8,868	3.3%	(0.6%)	0.3%	3.6%

  The decrease in VetLab® instruments revenue was due primarily to the impact of customer programs, including a reagent rental program that was launched in the fourth quarter of 2012, where instrument revenue is recognized over the term of the rental agreement. There was also a decrease in both hematology and chemistry placements. VetLab®  service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

VetLab® consumables revenue growth was due to both higher unit volumes and higher realized prices. The increase in unit volumes resulted primarily from growth of our install base for our Catalyst Dx® and ProCyte Dx®  instruments as a result of customer acquisitions, as well as an increase in testing from existing customers who upgraded to these instruments, partially offset by lower sales of consumables used with our VetTest chemistry instrument. Higher realized prices include the impact of higher practice-level prices, as well as higher prices charged as a result of changes in certain distributor arrangements. The impact of changes in distributors’ inventory levels reduced reported consumables revenue growth by 2%.

 The increase in rapid assay revenue was due primarily to higher average unit sales prices, partly offset by lower canine and feline practice level sales volumes and the unfavorable impact of changes in distributors’ inventory levels, which reduced revenue growth by less than 1%. The decline in practice level sales volumes was due primarily to the impact of changes to marketing programs.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of price increases and, to a lesser extent, higher testing volumes. Higher testing volumes were driven by the acquisition of new customers.

 The increase in practice management and digital imaging systems and services revenue resulted primarily from an increase in support revenue resulting from an increase in our active installed base of digital radiography and practice management systems and revenue from Pet Health Network® Pro, which launched commercially in the first quarter of 2013. These favorable impacts were partly offset by a decrease in placements of our digital radiography systems.

Water. The increase in Water revenue resulted primarily from higher Colilert® product sales volumes in Europe and Latin America.

 Livestock, Poultry and Dairy. The decrease in LPD revenue resulted primarily from lower sales volumes of our Dairy SNAP® tests used for the detection of the contaminant Aflatoxin M1 and antibiotic residues in milk, partly offset by higher sales volumes of certain bovine tests.  Dairy SNAP®  sales volumes were favorably impacted by testing as  a result of an Aflatoxin M1 outbreak in China in early 2012, from which testing volumes subsided over the remainder of 2012.

Other. The increase in Other revenue was attributable primarily to higher sales volumes of consumables used with our OPTI Medical instruments and higher milestone and royalty revenue from our pharmaceutical out-licensing arrangements. These favorable factors were partly offset by lower sales volumes associated with our pharmaceutical product line.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

Gross Profit (dollars in thousands)	For the Three Months Ended March 31, 2013	Percent of Revenue	For the Three Months Ended March 31, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$150,239	54.2%	$139,401	52.0%	$10,838	7.8%
Water	13,494	65.3%	12,967	66.2%	527	4.1%
LPD	15,876	56.6%	17,923	61.6%	(2,047)	(11.4%)
Other	3,188	49.4%	2,576	43.6%	612	23.8%
Unallocated Amounts	1,177	N/A	1,907	N/A	(730)	(38.3%)
Total Company	$183,974	55.4%	$174,774	54.2%	$9,200	5.3%

 Companion Animal Group. Gross profit for CAG increased due to an increase in the gross profit percentage to 54% from 52% and higher sales.  The increase in gross profit percentage was due primarily to higher average unit sales prices resulting from price increases for our reference laboratory diagnostic services, VetLab® consumables and rapid assay test products, higher relative sales of VetLab® consumables that yield higher margins and efficiences realized throughout our reference laboratories operations.

Water. Gross profit for Water increased due to higher sales, partly offset by a decrease in the gross profit percentage to 65% from 66%. The decrease in the gross profit percentage was due primarily to lower average unit sales prices resulting from higher relative sales of our Colilert®  and Quanti-Tray® products in geographies where products are sold at lower average unit sales prices.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to a decrease in the gross profit percentage to 57% from 62% and lower sales. The decrease in the gross profit percentage was due primarily to the unfavorable impact of currency, higher overall manufacturing costs driven by lower Dairy SNAP® production volumes and lower average unit sales prices for certain bovine tests. These unfavorable factors were partly offset by lower relative sales of low margin products and reduced freight and distribution costs, both of which were the result of lower Dairy SNAP®  sales volumes in China. The unfavorable impact of currency was due primarily to hedging losses during the three months ended March 31, 2013 compared to hedging gains during the same period of the prior year.

Other. Gross profit for Other increased due to an  increase in the gross profit percentage to 49% from 44% and higher sales. The increase in the gross profit percentage was due to higher relative milestone and royalty revenue from our remaining pharmaceutical out-licensing arrangements for which there is no associated cost of revenue.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to an increase in certain manufacturing costs and higher personnel-related costs.  The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net impact to gross profit as a result of manufacturing costs was unfavorable during the three months ended March 31, 2013 as compared to the same period of the prior year, which benefited from amortization of significant favorable variances capitalized in 2011. With respect to personnel-related costs, we estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The increase in personnel-related costs is due primarily to higher self-insured health care costs during the three months ended March 31, 2013 as compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

Operating Expenses (dollars in thousands)	For the Three Months Ended March 31, 2013	Percent of Revenue	For the Three Months Ended March 31, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$98,930	35.7%	$92,483	34.5%	$6,447	7.0%
Water	5,139	24.9%	4,672	23.9%	467	10.0%
LPD	11,040	39.4%	11,906	40.9%	(866)	(7.3%)
Other	2,753	42.6%	2,789	47.2%	(36)	(1.3%)
Unallocated Amounts	4,924	N/A	2,517	N/A	2,407	95.6%
Total Company	$122,786	37.0%	$114,367	35.4%	$8,419	7.4%

Operating Income (dollars in thousands)	For the Three Months Ended March 31, 2013	Percent of Revenue	For the Three Months Ended March 31, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$51,309	18.5%	$46,918	17.5%	$4,391	9.4%
Water	8,355	40.4%	8,295	42.4%	60	0.7%
LPD	4,836	17.2%	6,017	20.7%	(1,181)	(19.6%)
Other	435	6.7%	(213)	(3.6%)	648	304.2%
Unallocated Amounts	(3,747)	N/A	(610)	N/A	(3,137)	(514.3%)
Total Company	$61,188	18.4%	$60,407	18.7%	$781	1.3%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended March 31, 2013	Percent of Revenue	For the Three Months Ended March 31, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$50,995	18.4%	$49,462	18.5%	$1,533	3.1%
General and administrative	32,223	11.6%	28,924	10.8%	3,299	11.4%
Research and development	15,712	5.7%	14,097	5.3%	1,615	11.5%
Total operating expenses	$98,930	35.7%	$92,483	34.5%	$6,447	7.0%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, partly offset by reduced spending on internal sales meetings and the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from higher external consulting costs and increased personnel-related costs. The increase in research and development expense resulted primarily from increased personnel-related costs and higher external consulting and development costs.

Water. The following table presents Water operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended March 31, 2013	Percent of Revenue	For the Three Months Ended March 31, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$2,417	11.7%	$2,434	12.4%	$(17)	(0.7%)
General and administrative	2,081	10.1%	1,601	8.2%	480	30.0%
Research and development	641	3.1%	637	3.3%	4	0.6%
Total operating expenses	$5,139	24.9%	$4,672	23.9%	$467	10.0%

Sales and marketing expense and research and development expense for the three months ended March 31, 2013 were generally consistent with the same period of the prior year. The increase in general and administrative expense resulted primarily from higher personnel-related costs.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended March 31, 2013	Percent of Revenue	For the Three Months Ended March 31, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$4,666	16.6%	$4,962	17.0%	$(296)	(6.0%)
General and administrative	3,433	12.2%	3,851	13.2%	(418)	(10.9%)
Research and development	2,941	10.5%	3,093	10.6%	(152)	(4.9%)
Total operating expenses	$11,040	39.4%	$11,906	40.9%	$(866)	(7.3%)

The decrease in sales and marketing expense resulted primarily from lower personnel-related costs. The decrease in general and administrative expense resulted primarily from lower personnel-related costs and a decrease in intangible asset amortization. The decrease in research and development expense was due primarily to lower personnel-related costs.

Other. Operating expenses for Other, which totaled $2.8 million for the three months ended March 31, 2013, were generally consistent with the same period of the prior year.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $2.4 million to $4.9 million for the three months ended March 31, 2013 due primarily to losses incurred resulting from the bankruptcy of a freight payment and audit service provider (“freight service company”), partly offset by proceeds received during the three months ended March 31, 2013 as a result of the demutualization of an insurance provider and lower legal and other professional fees incurred in connection with the U.S. Federal Trade Commission (“FTC”) investigation as this investigation concluded in February 2013. On March 25, 2013, the freight service company provided notice to the Company that all freight payment services would cease immediately and that certain amounts paid by us to the freight service company were not subsequently remitted to our freight carriers due to an employee fraud and a breakdown in internal controls, both at the freight service company, concluding in significant losses and the resulting bankruptcy. In response, we recorded a $4.1 million loss related to these unremitted amounts in general and administrative expense during the three months ended March 31, 2013. We plan to pursue the freight service company in an attempt to recover this loss but we cannot be certain of any recovery at this time.

Interest Income and Interest Expense

Interest income was $0.4 million for both the three months ended March 31, 2013 and 2012.

Interest expense decreased $0.4 million to $0.8 million for the three months ended March 31, 2013 due primarily to lower effective interest rates on our unsecured revolving credit facility (“Credit Facility”).

Provision for Income Taxes

Our effective income tax rate was 26.2% and 31.7% for the three months ended March 31, 2013 and 2012, respectively. During the quarter ended March 31, 2013, federal legislation was enacted within the U.S. that retroactively allowed a research and development (R&D) tax credit for all of 2012 and extended the R&D credit through the twelve months ending December 31, 2013.  Because this legislation was enacted in 2013, the full benefit of the credit related to the prior year’s activities was recognized during the three months ended March 31, 2013. In the absence of the 2012 R&D credit, our effective tax rate for the three months ended March 31, 2013 would have been 30.6%, or 4.4% higher. The remaining decrease in our effective income tax rate was due to the impact of the U.S. R&D tax benefit related to research activities occurring during the three months ended March 31, 2013.

▪	Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

▪	Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our Credit Facility. At March 31, 2013 and December 31, 2012, we had $228.4 million and $224.0 million, respectively, of cash and cash equivalents, and working capital of $154.8 million and $163.2 million, respectively. Additionally, at March 31, 2013, we had remaining borrowing availability of $39.0 million under our $300 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Changes to this position could have adverse tax consequences. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at March 31, 2013, approximately $222.7 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. The amount of cash and cash equivalents held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily securing various obligations) was approximately $1.3 million. As of March 31, 2013, 36% of the cash and cash equivalents held by our foreign subsidiaries was invested in money market funds restricted to U.S. government and agency securities, 39% was held as bank deposits, and 25% was invested in money market funds having investments in highly liquid investment-grade fixed-income securities. As of March 31, 2013, approximately 64% of the cash and cash equivalents held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Days sales outstanding(1)	40.8	39.9	41.7	41.9	42.7
Inventory turns(2)	1.7	1.8	1.7	1.8	1.8

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represents inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

 Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(dollars in thousands)	2013	2012	Dollar Change

Net cash provided by operating activities	$20,684	$15,184	$5,500
Net cash used by investing activities	(16,920)	(7,344)	(9,576)
Net cash provided (used by) financing activities	2,252	(6,564)	8,816
Net effect of changes in exchange rates on cash	(1,638)	320	(1,958)
Net increase in cash and cash equivalents	$4,378	$1,596	$2,782

Operating Activities. Cash provided by operating activities was $20.7 million for the three months ended March 31, 2013 as compared to $15.2 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share based compensation arrangements to a financing activity, was $64.3 million for the three months ended March 31, 2013 compared to $58.4 million for the same period in 2012, resulting in incremental operating cash flows of $5.9 million driven primarily by the increase in net income. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $43.6 million and $43.2 million for the three months ended March 31, 2013 and 2012, respectively, resulting in an incremental decrease in cash of $0.4 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Three Months Ended March 31,
(dollars in thousands)	2013	2012	Dollar Change

Accounts receivable	$(23,722)	$(17,818)	$(5,904)
Inventories	(8,472)	(8,687)	215
Other assets	6,301	(3,165)	9,466
Accounts payable	3,654	3,990	(336)
Accrued liabilities	(16,919)	(14,698)	(2,221)
Deferred revenue	869	1,699	(830)
Tax benefit from share-based compensation arrangements	(5,310)	(4,518)	(792)
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(43,599)	$(43,197)	$(402)

The incremental cash provided by other assets was due primarily to a $6.3 million royalty prepayment to a licensor during the three months ended March 31, 2012. The increase in accounts receivable during the three months ended March 31, 2013 was greater than the increase during the same period of the prior year due primarily to higher revenues in the last month of the quarter ended March 31, 2013 as compared to the same period of the prior year.

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

Investing Activities. Cash used by investing activities was $16.9 million for the three months ended March 31, 2013 as compared to $7.3 million for the same period of the prior year. The increase in cash used by investing activities was due primarily to incremental investments to expand our headquarters facility in Westbrook, Maine and, to a lesser extent, our investments in information technology during the three months ended March 31, 2013 as compared to the same period of the prior year.

Our total capital expenditure plan for 2013 is estimated to be approximately $80 million, which includes the expansion of our headquarters facility in Westbrook, Maine, investments in software for internal use, information technology infrastructure, capital investments in manufacturing equipment and investments in our reference laboratory equipment and facilities.

Financing Activities. Cash provided by financing activities was $2.3 million for the three months ended March 31, 2013 as compared to cash used of $6.6 million for the same period in 2012. The incremental cash provided by financing activities was due primarily to an increase in net borrowings under the Credit Facility and an increase in cash received from the exercise of stock options and share purchases under employee stock purchase plans and related tax benefits, partly offset by an increase in cash used to repurchase common stock.

Cash used to repurchase shares of our common stock increased by $36.1 million during the three months ended March 31, 2013 as compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to March 31, 2013, we have repurchased 45.8 million shares. During the three months ended March 31, 2013, we purchased 0.7 million shares for an aggregate cost of $63.8 million compared to purchases of 0.3 million shares for an aggregate cost of $27.6 million during the three months ended March 31, 2012. We believe that the repurchase of our common stock is a favorable investment and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Cash proceeds from the exercise of stock options and share purchases under employee stock purchase plans and the related tax benefits increased by $8.0 million during the three months ended March 31, 2013 as compared to the same period of the prior year due primarily to an increase in the average exercise price and number of stock options exercised.

Net borrowing and repayment activity under our Credit Facility resulted in incremental cash provided of $37.0 million during the three months ended March 31, 2013 as compared to the same period of the prior year. At March 31, 2013, we had $260.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit issued related to our worker’s compensation policy covering claims for the years ending 2009 through 2013. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization not to exceed 3-to-1. At March 31, 2013, we were in compliance with the covenants of the Credit Facility.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2013 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting IDEXX, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2012. As of the date of this report, there have been no material changes to the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission (the “SEC”) in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2013, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following discussion includes five revised risk factors (“Our Failure to Successfully Execute Certain Strategies Could Have a Negative Impact on Our Growth and Profitability,” “Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability,”  “The Impact of One of Our Distributors Becoming Non-exclusive on Our Results of Operations is Uncertain,” “Increase in Corporate Hospital Ownership and Prevalence of Buying Consortiums Could Negatively Affect Our Business” and “Our Operations are Vulnerable to Interruption as a Result of Natural and Man-Made Disasters or System Failures”) that reflect developments subsequent to the discussion of those risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Our Failure to Successfully Execute Certain Strategies Could Have a Negative Impact on Our Growth and Profitability

The companion animal healthcare industry is highly competitive and we anticipate increasing levels of competition from both existing competitors and new market entrants. Our ability to maintain or enhance our growth rates and our profitability depends on our successful execution of many elements of our strategy, which include:

•

Developing, manufacturing and marketing innovative new or improved and cost competitive in-clinic laboratory analyzers that drive sales of IDEXX VetLab® instruments, grow our installed base of instruments, and increase demand for related consumable products, services and accessories;

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

•

Achieving productivity improvements in our companion animal diagnostic sales organization in North America by transitioning our specialty sales force that represent either in-house or reference laboratory diagnostics to account representatives who represent the full line of IDEXX diagnostics. We believe we have mitigated our risk of sales force turnover and productivity losses during this transition by adding headcount to our sales force while reducing the size of the geographic territories, providing extensive individualized training and empowering our sales representatives with intuitive sales technologies. We further believe this transition better aligns our sales force with the needs of the veterinary practices resulting in deeper relationships with our customers, improved sales force retention and alignment with our overall diagnostic strategy;

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

Our Dependence on a Limited Number of Suppliers Could Limit Our Ability to Sell Certain Products or Reduce Our Profitability

We currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include our Catalyst Dx® consumables; ProCyte Dx® hematology, IDEXX VetAutoread™ hematology, VetLyte®  electrolyte, IDEXX VetLab® UA™ urinalysis, VetTest® chemistry, and Coag Dx™ blood coagulation analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; and certain components and raw materials used in our SNAP® rapid assay devices, livestock and poultry diagnostic tests, dairy testing products and LaserCyte® and LaserCyte® Dx hematology analyzers. To mitigate risks associated with sole and single source suppliers, we seek when possible to enter into long-term contracts that ensure an uninterrupted supply of products at predictable prices. However, some suppliers decline to enter into long-term contracts and we are required to purchase products on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of products in the future from sole and single source suppliers, we may be unable to supply the market, which could have a material adverse effect on our results of operations.

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

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against non-U.S. currencies, and in particular the Euro, British pound, Canadian dollar, Japanese yen and Australian dollar, adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets.  For the three months ended March 31, 2013 and 2012, approximately 26% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies. To mitigate such foreign currency exposure, we utilize non-speculative forward currency exchange contracts. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

The Impact of One of Our Distributors Becoming Non-exclusive on Our Results of Operations is Uncertain

On February 11, 2013, the Commissioners of the U.S. Federal Trade Commission (“FTC”) granted final approval of the Agreement Containing Consent Order to Cease and Desist (“Consent Agreement”) previously reached with the FTC staff to resolve the investigation into whether IDEXX had engaged in unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act. Details about the FTC investigation and the resulting Consent Agreement are described in “Part II, Item 1. Legal Proceedings.”

On September 28, 2012, we entered into a modified agreement with MWI Veterinary Supply, Inc. (“MWI”) that became effective January 1, 2013. Under this modified agreement, MWI is permitted to carry any competitive products without restriction or potential negative consequence. This agreement satisfies the requirements of the Consent Agreement, that we may have exclusive distribution agreements with only two of the three largest U.S. distributors of companion animal veterinary products.  The modification of our agreement with MWI has resulted in several of our competitors selling products through MWI, which we expect will add field sales resources of MWI to those of our competitors to sell their products. Under the modified agreement with MWI, we will provide lower compensation to MWI on sales of our products since we will no longer receive the benefits of MWI’s exclusive focus on our products. We have reinvested savings from this lower rate of compensation in other direct sales and marketing resources. We believe that the reallocation of these sales resources will help mitigate the potential effects of the loss of exclusive focus of MWI and the additional field sales resources used by our competitors. However, there can be no assurances that we will be able to fully mitigate the competitive effects of the changes in the nature of our agreement with MWI. Any reduction in the relative effectiveness of our overall selling efforts could have an adverse effect on our results of operations, which we do not believe would be material.

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

Changes in Testing Patterns Could Negatively Affect Our Operating Results

The market for our companion animal, livestock and poultry diagnostic tests and our dairy and water testing products could be negatively impacted by a number of factors impacting testing practices. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our livestock and poultry products business in particular is subject to fluctuations resulting from changes in disease prevalence. In addition, changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products that are driven by compliance testing, such as our livestock and poultry, dairy and water products. Declines in testing for any of the reasons described, along with lost opportunities associated with a reduction in veterinary visits, could have a material adverse effect on our results of operations.

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

Increase in Corporate Hospital Ownership and Prevalence of Buying Consortiums Could Negatively Affect Our Business

An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include Banfield Pet Hospital, VCA Antech, Inc., and National Veterinary Associates, each of which is currently a customer of IDEXX. A similar trend exists in the U.K. and the Nordic countries and may in the future also develop in other countries. Furthermore, an increasing percentage of individually owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums that we believe are positive for our business, decisions by larger corporate owners and buying consortiums, in particular Banfield Pet Hospital, to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations, which could be material. In addition, certain corporate owners, most notably VCA Antech Inc., our primary competitor in the U.S. and Canadian markets for veterinary reference laboratory diagnostic services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally use their reference laboratory services almost exclusively and shift a large portion of their testing from in-clinic testing to their reference laboratories. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the three months ended March 31, 2013 and 2012, approximately 41% of our revenue was attributable to sales of products and services to customers outside the U.S. Various possible risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters and unexpected regulatory and economic or political changes in foreign markets. Further, prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. Our results of operations are also susceptible to changes in foreign currency exchange rates. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results of operations for that period.

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

We manufacture many of our significant companion animal products, including our rapid assay devices and certain instruments, many of our water testing products and certain of our livestock, poultry and dairy testing products, at a single facility in Westbrook, Maine. Certain of our companion animal products, as well as our human point-of-care products, are manufactured in Roswell, Georgia. We also manufacture certain of our livestock and poultry testing products in Bern, Switzerland and Montpellier, France. In addition, we maintain major distribution facilities in North America and in the Netherlands and major reference laboratories in Memphis, Tennessee; Leipzig, Germany; Ludwigsburg, Germany; Sacramento, California; Elmhurst, Illinois; North Grafton, Massachusetts; East Brisbane, Australia; Markham, Ontario; and Wetherby, the United Kingdom. Therefore, interruption of operations at any of these facilities could have a material adverse effect on our results of operations given our customers expect rapid turnaround times.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

            During the three months ended March 31, 2013, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1 to January 31, 2013	117,900	$95.11	117,900	2,795,620
February 1 to February 28, 2013	250,266	92.86	205,200	2,590,420
March 1 to March 31, 2013	364,115	91.92	364,000	2,226,420
Total	732,281	$92.75	687,100	2,226,420

Our board of directors has approved the repurchase of up to 48 million shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010 and October 12, 2011 and does not have a specified expiration date. There were no other repurchase plans outstanding during the three months ended March 31, 2013, and no repurchase plans expired during the period. Repurchases of 687,100 shares were made during the three months ended March 31, 2013 in transactions made pursuant to our repurchase plan.

During the three months ended March 31, 2013, we received 45,181 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may be purchased under the repurchase plan.

Item 5.   Other Information

On February 28, 2013, our Chairman and Chief Executive Officer, Jonathan W. Ayers, established a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 with respect to stock options that are scheduled to expire on various dates in February 2014. Under the plan, Mr. Ayers may exercise, under pre-arranged terms, options to purchase 363,688 shares of IDEXX common stock and sell a portion of the shares received on exercise.

Of the shares acquired on exercise, Mr. Ayers will retain shares having a value equal to approximately 50% of the spread between the market price of the stock and the option exercise price, after taxes and transaction expenses. He intends to sell the remaining shares to cover the exercise price, transaction expenses and taxes, and to diversify his assets.

The transactions under the 10b5-1 plan are expected to occur between October 2013 and February 2014, and will be disclosed publically as they occur through Form 144 and Form 4 filings with the Securities and Exchange Commission.

Rule 10b5-1 plans permit individuals who are not in possession of material nonpublic information to establish pre-arranged plans to buy and sell company stock. These plans allow individuals to complete a plan of stock option exercises and associated stock sales gradually over a period of time with advance notification to the market, while avoiding concerns about whether they were aware of material nonpublic information at the time transactions under the plan are executed.

Except as may otherwise be required, the Company does not undertake any obligation to update or report any modification, termination or other activity under Mr. Ayers’s Rule 10b5-1 plan.

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

IDEXX LABORATORIES, INC.

/s/ Merilee Raines
Date: April 23, 2013	Merilee Raines
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.