Form 10-Q
period 2013-06-30
IDEXX LABORATORIES INC /DE
filed 2013-07-23
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 52,543,085 on July 12, 2013.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$251,013	$223,986
Accounts receivable, net of reserves of $2,908 in 2013 and $2,632 in 2012	159,119	138,324
Inventories	140,938	140,946
Deferred income tax assets	26,372	27,714
Other current assets	37,460	38,567
Total current assets	614,902	569,537
Long-Term Assets:
Property and equipment, net	266,494	245,177
Goodwill	171,403	174,994
Intangible assets, net	58,103	62,833
Other long-term assets, net	53,169	51,061
Total long-term assets	549,169	534,065
TOTAL ASSETS	$1,164,071	$1,103,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$37,584	$35,288
Accrued liabilities	123,470	137,746
Line of credit	367,500	212,000
Current portion of long-term debt	1,137	1,107
Current portion of deferred revenue	21,980	20,192
Total current liabilities	551,671	406,333
Long-Term Liabilities:
Deferred income tax liabilities	22,543	23,028
Long-term debt, net of current portion	884	1,394
Long-term deferred revenue, net of current portion	13,622	12,692
Other long-term liabilities	25,760	23,898
Total long-term liabilities	62,809	61,012
Total liabilities	614,480	467,345

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 100,683 and 100,160 shares in 2013 and 2012, respectively	10,068	10,016
Additional paid-in capital	787,191	757,214
Deferred stock units: Outstanding: 122 and 119 units in 2013 and 2012, respectively	5,055	4,630
Retained earnings	1,404,448	1,305,593
Accumulated other comprehensive income	10,493	15,954
Treasury stock, at cost: 48,033 and 45,652 shares in 2013 and 2012, respectively	(1,667,709)	(1,457,184)
Total IDEXX Laboratories, Inc. stockholders’ equity	549,546	636,223
Noncontrolling interest	45	34
Total stockholders’ equity	549,591	636,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,164,071	$1,103,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenue:
Product revenue	$217,322	$212,221	$423,089	$416,388
Service revenue	135,261	123,428	261,599	241,937
Total revenue	352,583	335,649	684,688	658,325
Cost of Revenue:
Cost of product revenue	79,842	78,470	153,993	153,682
Cost of service revenue	75,043	72,490	149,025	145,180
Total cost of revenue	154,885	150,960	303,018	298,862
Gross profit	197,698	184,689	381,670	359,463

Expenses:
Sales and marketing	57,896	54,539	117,294	112,171
General and administrative	38,858	34,275	80,488	70,453
Research and development	22,181	20,058	43,939	40,615
Income from operations	78,763	75,817	139,949	136,224
Interest expense	(1,179)	(926)	(2,014)	(2,119)
Interest income	444	480	889	916
Income before provision for income taxes	78,028	75,371	138,824	135,021
Provision for income taxes	24,029	24,051	39,959	42,967
Net income	53,999	51,320	98,865	92,054
Less: Net income (loss) attributable to noncontrolling interest	4	3	11	(6)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$53,995	$51,317	$98,854	$92,060

Earnings per Share:
Basic	$1.01	$0.93	$1.83	$1.67
Diluted	$0.99	$0.91	$1.80	$1.63
Weighted Average Shares Outstanding:
Basic	53,670	55,079	54,125	55,143
Diluted	54,386	56,211	54,955	56,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$53,999	$51,320	$98,865	$92,054
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,086)	(10,301)	(11,533)	(4,673)
Unrealized (loss) gain on investments, net of tax (benefit) expense of ($9) and $33 in 2013 and ($32) and $33 in 2012	(16)	(56)	56	55
Unrealized gain (loss) on derivative instruments:
Unrealized gain, net of tax expense of $1,091 and $2,790 in 2013 and $493 and $59 in 2012	2,549	1,261	6,667	355
Less: reclassification adjustment for gains included in net income, net of tax expense of $221 and $213 in 2013 and $698 and $1,039 in 2012	(641)	(1,527)	(651)	(2,322)
Unrealized gain (loss) on derivative instruments	1,908	(266)	6,016	(1,967)
Other comprehensive loss, net of tax	(1,194)	(10,623)	(5,461)	(6,585)
Comprehensive income	52,805	40,697	93,404	85,469
Less: comprehensive income (loss) attributable to noncontrolling interest	4	3	11	(6)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$52,801	$40,694	$93,393	$85,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities:
Net income	$98,865	$92,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,357	25,691
Loss on disposal of property and equipment	71	145
Increase in deferred compensation liability	89	88
Provision for uncollectible accounts	780	195
Benefit of deferred income taxes	(1,256)	(1,333)
Share-based compensation expense	8,108	7,672
Tax benefit from share-based compensation arrangements	(5,830)	(5,946)
Changes in assets and liabilities:
Accounts receivable	(24,161)	(8,192)
Inventories	(1,654)	(12,896)
Other assets	4,407	(2,836)
Accounts payable	2,549	(6,759)
Accrued liabilities	(11,687)	(12,819)
Deferred revenue	2,364	3,736
Net cash provided by operating activities	100,002	78,800
Cash Flows from Investing Activities:
Purchases of property and equipment	(43,699)	(24,301)
Proceeds from disposition of pharmaceutical product lines	3,500	3,000
Proceeds from sale of property and equipment	-	45
Acquisitions of intangible assets	(659)	(900)
Net cash used by investing activities	(40,858)	(22,156)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	155,500	1,000
Payment of notes payable	(480)	(452)
Repurchases of common stock	(206,335)	(55,006)
Proceeds from exercises of stock options and employee stock purchase plans	16,420	10,247
Tax benefit from share-based compensation arrangements	5,830	5,946
Net cash used by financing activities	(29,065)	(38,265)
Net effect of changes in exchange rates on cash	(3,052)	(461)
Net increase in cash and cash equivalents	27,027	17,918
Cash and cash equivalents at beginning of period	223,986	183,895
Cash and cash equivalents at end of period	$251,013	$201,813

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

The accompanying condensed consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries. We do not have any variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Note 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements Adopted

 In December 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements so that entities are now required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures. See Note 17 for additional information regarding derivative instruments subject to master netting arrangements.

In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The amendment is effective prospectively for annual or interim reporting periods beginning after December 15, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures. See Note 12 for additional information regarding accumulated other comprehensive income.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three and six months ended June 30, 2013 totaled $2.0 million and $18.6 million, respectively, compared to $1.1 million and $16.8 million for the three and six months ended June 30, 2012, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at June 30, 2013 was $40.2 million, which will be recognized over a weighted average period of approximately 2.0 years.

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

	For the Six Months Ended
	June 30,
	2013	2012

Expected stock price volatility	33%	34%
Expected term, in years	4.7	4.6
Risk-free interest rate	0.9%	0.8%

Weighted average fair value of options granted	$26.36	$26.32

Note 4.      Inventories

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2013	2012

Raw materials	$25,084	$26,986
Work-in-process	14,918	16,031
Finished goods	100,936	97,929
	$140,938	$140,946

Note 5.       Goodwill and Intangible Assets, NET

The decrease in goodwill during the six months ended June 30, 2013 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the six months ended June 30, 2013 resulted from the continued amortization of our intangible assets and changes in foreign currency exchange rates, partly offset by the impact of the acquisition of intangible assets.

We acquired a customer list in February 2013 for a purchase price of $1.0 million, which was allocated entirely to intangible assets other than goodwill. All assets acquired in connection with the acquisition were assigned to our Companion Animal Group (“CAG”) segment.

NOTE 6.      Other NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012

Investment in long-term product supply arrangements	$9,514	$10,324
Customer acquisition costs, net	21,201	21,795
Other assets	22,454	18,942
	$53,169	$51,061

Note 7.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012

Accrued expenses	$41,152	$43,026
Accrued employee compensation and related expenses	42,868	53,408
Accrued taxes	12,728	14,945
Accrued customer programs	26,722	26,367
	$123,470	$137,746

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

The following is a summary of changes in accrued warranty reserves for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Balance, beginning of period	$1,344	$1,573	$1,583	$1,693
Provision for warranty expense	494	576	924	1,112
Change in estimate, balance beginning of period	-	(37)	(133)	(99)
Settlement of warranty liability	(530)	(613)	(1,066)	(1,207)
Balance, end of period	$1,308	$1,499	$1,308	$1,499

Note 9.      DEBT

In May 2013, we refinanced our existing $300 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $450 million with a syndicate of multinational banks, which matures on May 8, 2018 (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”) and requires no scheduled prepayments before that date. Though the Credit Facility does not mature until May 8, 2018, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the syndicate of such an event. The funds available under the Credit Facility at June 30, 2013 and December 31, 2012 reflect a further reduction due to the issuance of a letter of credit for $1.0 million, which was issued in connection with our workers’ compensation policy covering claims for the years 2009 through 2013.

Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.25 percentage points (“Credit Spread”) above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate,  based on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.25%, based on our leverage ratio. We have entered into forward fixed interest rate swap agreements to manage the economic effect of the first $80 million of variable interest rate borrowings. As such, we continue to designate the existing interest rate swaps as cash flow hedges. See Note 17 for a discussion of our derivative instruments and hedging activities. Under the Credit Facility, we pay quarterly commitment fees of 0.15% to 0.30%,  based on our leverage ratio, on any unused commitment.

The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At June 30, 2013, we were in compliance with the covenants of the Credit Facility.

At June 30, 2013, our mortgage is consistent with that discussed in Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 10.      Repurchases of common STOCK

The following is a summary of our open market common stock repurchases for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Shares repurchased	1,651	319	2,338	652
Total cost of shares repurchased	$142,557	$27,376	$206,335	$55,006
Average cost per share	$86.37	$85.84	$88.27	$84.32

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units. The number of shares acquired through employee surrenders during both the three months ended June 30, 2013 and 2012 was not material. We acquired 46,745 shares having a total cost of $4.3 million in connection with such employee surrenders during the six months ended June 30, 2013 compared to 50,172 shares having a total cost of $4.4 million during the six months ended June 30, 2012.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the six months ended June 30, 2013 and 2012 was not material.

Note 11.      Income Taxes

Our effective income tax rates were 30.8% and 28.8% for the three and six months ended June 30, 2013, respectively, compared to 31.9% and 31.8% for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2012, the U.S. legislation authorizing the research and development (R&D) tax credit had expired and no associated tax benefit was recognized within these periods. The decrease in our effective tax rates for the three and six months ended June 30, 2013 was due to federal legislation enacted on January 2, 2013 within the U.S. that retroactively allowed a R&D tax credit for all of 2012 and extended the R&D tax credit through the twelve months ending December 31, 2013.  Because this legislation was enacted in 2013, the full benefit of the R&D tax credit related to the prior year’s activities was recognized during the three months ended March 31, 2013.

Note 12.    ACCUMULATED OTHER Comprehensive Income

The changes in accumulated other comprehensive income, net of tax, for the six months ended June 30, 2013 consisted of the following (in thousands):

	Unrealized Loss on Investments, Net of Tax	Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2012	$(171)	$(2,070)	$18,195	$15,954
Other comprehensive income (loss) before reclassifications	56	6,667	(11,533)	(4,810)
Gains reclassified from accumulated other comprehensive income	-	(651)	-	(651)
Balance as of June 30, 2013	$(115)	$3,946	$6,662	$10,493

The following is a summary of reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended June 30,
		2013	2012
Gains (losses) on derivative instruments included in net income:
Foreign currency exchange contracts	Cost of revenue	$1,256	$2,337
Interest rate swaps	Interest expense	(394)	(112)
	Total gains before tax	862	2,225
	Tax expense	221	698
	Gains, net of tax	$641	$1,527

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income For the Six Months Ended June 30,
		2013	2012
Gains (losses) on derivative instruments included in net income:
Foreign currency exchange contracts	Cost of revenue	$1,365	$3,823
Interest rate swaps	Interest expense	(501)	(462)
	Total gains before tax	864	3,361
	Tax expense	213	1,039
	Gains, net of tax	$651	$2,322

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Shares outstanding for basic earnings per share:	53,670	55,079	54,125	55,143

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	53,670	55,079	54,125	55,143
Dilutive effect of share-based payment awards	716	1,132	830	1,202
	54,386	56,211	54,955	56,345

Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Weighted average number of shares underlying anti-dilutive options	652	757	556	689

Note 14.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30, 2013 are consistent with those discussed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 15.     Segment Reporting

Prior to January 1, 2013, we operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we continue to refer to as our Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products for livestock and poultry health, which we referred to as Livestock and Poultry Diagnostics. We also operated two smaller operating segments that comprised products for milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our Dairy and OPTI Medical operating segments was combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they did not meet the quantitative or qualitative thresholds for reportable segments.

We have combined the management of our Livestock and Poultry Diagnostics, and Dairy lines of business to more effectively realize the market synergies between the product lines and to achieve operational efficiencies. We refer to this newly created segment as Livestock, Poultry and Dairy (“LPD”). Our OPTI Medical operating segment remains combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments.  The segment income (loss) from operations discussed within this report for the three and six months ended June 30, 2012 has been retrospectively revised to reflect this change in the composition of our reportable segments.

The following is a summary of segment performance for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2013
Revenue	$295,834	$22,384	$28,278	$6,087	$-	$352,583

Income from operations	$63,358	$9,913	$3,215	$841	$1,436	$78,763
Interest expense, net						(735)
Income before provision for income taxes						78,028
Provision for income taxes						24,029
Net income						53,999
Less: Net income attributable to noncontrolling interest						4
Net income attributable to IDEXX Laboratories, Inc. stockholders						$53,995

2012
Revenue	$278,294	$21,983	$28,601	$6,771	$-	$335,649

Income (loss) from operations	$59,768	$10,196	$5,673	$387	$(207)	$75,817
Interest expense, net						(446)
Income before provision for income taxes						75,371
Provision for income taxes						24,051
Net income						51,320
Less: Net income attributable to noncontrolling interest						3
Net income attributable to IDEXX Laboratories, Inc. stockholders						$51,317

	For the Six Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2013
Revenue	$572,774	$43,050	$56,317	$12,547	$-	$684,688

Income (loss) from operations	$114,666	$18,268	$8,051	$1,276	$(2,312)	$139,949
Interest expense, net						(1,125)
Income before provision for income taxes						138,824
Provision for income taxes						39,959
Net income						98,865
Less: Net income attributable to noncontrolling interest						11
Net income attributable to IDEXX Laboratories, Inc. stockholders						$98,854

2012
Revenue	$546,367	$41,565	$57,717	$12,676	$-	$658,325

Income (loss) from operations	$106,686	$18,491	$11,690	$174	$(817)	$136,224
Interest expense, net						(1,203)
Income before provision for income taxes						135,021
Provision for income taxes						42,967
Net income						92,054
Less: Net loss attributable to noncontrolling interest						(6)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$92,060

During the second quarter of 2013, we changed the name of our Practice Management product and service category within our CAG segment to Customer Information Management in order to more closely align with our offerings. The following is a summary of revenue by product and service category for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
CAG segment revenue:
VetLab® instruments and consumables	$112,037	$104,243	$215,707	$206,240
Rapid assay products	46,057	45,577	90,140	89,241
Reference laboratory diagnostic and consulting services	115,917	106,385	223,566	208,247
Customer information management and digital imaging systems	21,823	22,089	43,361	42,639
CAG segment revenue	295,834	278,294	572,774	546,367

Water segment revenue	22,384	21,983	43,050	41,565
LPD segment revenue	28,278	28,601	56,317	57,717
Other segment revenue	6,087	6,771	12,547	12,676
Total revenue	$352,583	$335,649	$684,688	$658,325

Note 16.     FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the six months ended June 30, 2013. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2013.

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

The amount outstanding under our Credit Facility, notes receivable and long-term debt are measured at carrying value in our accompanying condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility, notes receivable and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using level 2 inputs, while our notes receivable, representing a strategic investment in a privately held company with a carrying value of $4.8 million as of June 30, 2013, are valued using level 3 inputs. The results of these calculations yield fair values that approximate carrying values.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at June 30, 2013 and at December 31, 2012 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of June 30, 2013	(Level 1)	(Level 2)	(Level 3)	June 30, 2013

Assets
Money market funds(1)	$146,095	$-	$-	$146,095
Equity mutual funds(2)	2,418	-	-	2,418
Foreign currency exchange contracts(3)	-	7,023	-	7,023
Liabilities
Foreign currency exchange contracts(3)	-	434	-	434
Deferred compensation(4)	2,418	-	-	2,418
Interest rate swaps(5)	-	1,856	-	1,856

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012

Assets
Money market funds(1)	$127,576	$-	$-	$127,576
Equity mutual funds(2)	2,320	-	-	2,320
Foreign currency exchange contracts(3)	-	2,128	-	2,128
Liabilities
Foreign currency exchange contracts(3)	-	2,193	-	2,193
Deferred compensation(4)	2,320	-	-	2,320
Interest rate swaps(5)	-	2,682	-	2,682

_____________

(1)	Money market funds are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of June 30, 2013 and December 31, 2012 consisted of demand deposits.
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

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions, including transactions denominated in Euro, British pound, Japanese yen, Canadian dollar, Australian dollar and Swiss franc. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

We recognize all derivative instruments, including our foreign currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivative instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.  If a derivative instrument qualifies for hedge accounting, changes in the fair value of the derivative instrument from the effective portion of the hedge are deferred in other comprehensive income (“OCI”), net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We de-designate derivative instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in OCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 12 for further information regarding the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three and six months ended June 30, 2013 and 2012.

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

We did not de-designate any instruments from hedge accounting treatment during the three and six months ended June 30, 2013 or 2012. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2013 and 2012 were not material.  At June 30, 2013, the estimated amount of net gains, net of income tax expense, that are expected to be reclassified out of accumulated OCI and into earnings within the next 12 months is $2.9 million if exchange and interest rates do not fluctuate from the levels at June 30, 2013.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany inventory purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year, which is complete by the end of the preceding year. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $171.2 million and $157.0 million at June 30, 2013 and December 31, 2012, respectively.

We have entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.36% plus the Credit Spread through June 30, 2016. Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.64% plus the Credit Spread through June 30, 2016. Two of our forward fixed interest rate swap agreements expired on March 31, 2012. Under these agreements, the variable interest rate associated with $80 million of borrowings outstanding under the Credit Facility had been effectively fixed at 2% plus the Credit Spread above the London interbank offered rate.

The fair values of derivative instruments, their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Asset Derivatives
		June 30,	December 31,
		2013	2012

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$5,537	$2,128
Foreign currency exchange contracts	Other long-term assets, net	1,486	-
Total derivative instruments presented on the balance sheet		7,023	2,128
Gross amounts subject to master netting arrangements not offset on the balance sheet		434	1,918
Net amount		$6,589	$210

		Liability Derivatives
		June 30,	December 31,
		2013	2012

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$434	$2,193
Interest rate swaps	Accrued liabilities	1,856	2,682
Total derivative instruments presented on the balance sheet		2,290	4,875
Gross amounts subject to master netting arrangements not offset on the balance sheet		434	1,918
Net amount		$1,856	$2,957

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Derivative instruments	2013	2012	2013	2012

Foreign currency exchange contracts, net of tax	$1,436	$383	$5,497	$(1,428)
Interest rate swaps, net of tax	472	(649)	519	(539)
Total derivative instruments, net of tax	$1,908	$(266)	$6,016	$(1,967)

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

Operating segments. Prior to January 1, 2013, we operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we continue to refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic products for livestock and poultry health, which we referred to as Livestock and Poultry Diagnostics. We also operated two smaller operating segments that comprise products for milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our Dairy and OPTI Medical operating segments was combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they did not meet the quantitative or qualitative thresholds for reportable segments.

We have combined the management of our Livestock and Poultry Diagnostics, and Dairy lines of business to more effectively realize the market synergies between the product lines and to achieve operational efficiencies. We refer to this newly created segment as Livestock, Poultry and Dairy (“LPD”). Our OPTI Medical operating segment remains combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. The segment income (loss) from operations discussed within this report for the three and six months ended June 30, 2012 has been retrospectively revised to reflect this change in the composition of our reportable segments. See Note 15 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for financial information about our segments and the section entitled “Description of Business by Segment” under the heading “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional description pertaining to our product and services.

CAG develops, designs, manufactures, and distributes products and performs services for veterinarians and the bioresearch market, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related instrumentation that are used to detect a wide range of diseases, to monitor health status in livestock and poultry and to detect contaminants in milk. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. Further, OPTI Medical manufactures the dry slide electrolyte consumables that are a subset of the consumables used with our Catalyst Dx® analyzer and our VetStat® Electrolyte and Blood Gas Analyzer and associated cassettes.

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

Currency Impact. For both the three and six months ended June 30, 2013, approximately 26% of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies compared to 25% for both the three and six months ended June 30, 2012. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

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

During the three and six months ended June 30, 2013, as compared to the same periods of the prior year, changes in foreign currency exchange rates decreased total company revenue by approximately $2.7 million and $4.6 million, respectively, due primarily to the strengthening of the U.S. dollar against the Japanese yen.

Effects of Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions since mid-2008. In our CAG segment, we believe that low economic growth and relatively high unemployment have led to negative or cautious consumer sentiment, which has affected the number of patient visits to veterinary clinics. With regard to the U.S., based on data provided by a subset of our customers that use our practice management systems, we observed patient visits were flat to slightly down beginning in 2009. Beginning in the fourth quarter of 2011, we observed a slight improvement in the growth of patient visits, followed by further improvement during 2012 over the previous year periods. This improvement slowed in the first half of 2013. We believe that this data, though limited, provides a fair and meaningful representation of the trend in patient visit activity in the U.S. Economic conditions in certain European countries remain challenging, which we believe has a negative impact on our CAG segment in particular. We believe that the overall trend in patient visits since the beginning of the economic downturn has had a slightly negative impact on the growth rate of sales of rapid assay tests, VetLab®  instrument consumables and reference laboratory diagnostic and consulting services. In addition, we believe the rate of growth of sales of our VetLab®  instruments, digital radiography and practice management systems, which are larger capital purchases for veterinarians, has also been affected by continued caution among veterinarians regarding economic conditions. Weaker economic conditions since mid-2008 have also caused our customers to remain sensitive to the pricing of our products and services resulting in lower revenue growth due to limited price increases for certain products.

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

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2013 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

▪	Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

The following revenue analysis and discussion focuses on organic revenue growth. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

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

Total Company. The following table presents revenue by operating segment:

Net Revenue (dollars in thousands)	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

CAG	$295,834	$278,294	$17,540	6.3%	(0.9%)	0.4%	6.8%
Water	22,384	21,983	401	1.8%	(0.5%)	-	2.3%
LPD	28,278	28,601	(323)	(1.1%)	(0.2%)	-	(0.9%)
Other	6,087	6,771	(684)	(10.1%)	0.1%	-	(10.2%)
Total Company	$352,583	$335,649	$16,934	5.0%	(0.8%)	0.3%	5.5%

 Companion Animal Group. The following table presents revenue by product and service category for CAG, with the exception of the VetLab® instruments, consumables, and service and accessories categories, which represent VetLab® subcomponents:

Net Revenue (dollars in thousands)	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

VetLab® instruments	$20,725	$23,273	$(2,548)	(10.9%)	(0.7%)	-	(10.2%)
VetLab consumables	78,470	68,863	9,607	14.0%	(0.9%)	-	14.9%
VetLab service and accessories	12,842	12,107	735	6.1%	(2.9%)	-	9.0%
Rapid assay products	46,057	45,577	480	1.1%	(0.8%)	-	1.9%
Reference laboratory diagnostic and consulting services	115,917	106,385	9,532	9.0%	(0.8%)	0.3%	9.5%
Customer information management and digital imaging systems	21,823	22,089	(266)	(1.2%)	(0.1%)	3.4%	(4.5%)
Net CAG revenue	$295,834	$278,294	$17,540	6.3%	(0.9%)	0.4%	6.8%

The decrease in VetLab® instruments revenue was due primarily to a decrease in hematology placements and the impact of customer programs, including a reagent rental program that was launched in the fourth quarter of 2012, where instrument revenue is recognized over the term of the rental agreement.

VetLab consumables revenue growth was due to both higher unit volumes and higher realized prices. The increase in unit volumes resulted primarily from growth of our installed base for our Catalyst Dx® and ProCyte Dx®  instruments as a result of customer acquisitions, as well as an increase in testing from existing customers who upgraded to these instruments. Higher realized prices include the impact of list price increases, as well as higher prices charged as a result of changes in certain distributor arrangements. The impact of changes in distributors’ inventory levels contributed 1% to reported consumables revenue growth.

VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

 The increase in rapid assay product revenue was due primarily to an increase in canine practice-level sales volumes and higher average unit sales prices resulting from price increases. The impact of changes in distributors’ inventory levels did not have a significant impact on revenue growth. The increase in practice-level sales volumes was due primarily to the impact of changes to marketing programs which resulted in a shift of sales volumes from the first quarter to the second quarter.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volumes and, to a lesser extent, price increases. Higher testing volumes were driven by the acquisition of new customers and increased testing volumes from existing customers.

 The decrease in customer information management and digital imaging systems revenue resulted primarily from a decrease in digital radiography and Cornerstone® system placements, partly offset by higher support revenue resulting from an increase in our active installed base and revenue from Pet Health Network® Pro, which launched commercially in the first quarter of 2013.

Water. The increase in Water revenue resulted from higher average unit sales prices due primarily to higher relative sales of our Colilert® product and related accessories in geographies where these products are sold at higher prices.

 Livestock, Poultry and Dairy. The decrease in LPD revenue resulted primarily from lower sales volumes of certain bovine tests resulting from changes in European Union Bovine Spongiform Encephalopathy (“BSE”) testing requirements and lower testing levels from certain government programs. These unfavorable factors  were partly offset by higher sales volumes of Dairy SNAP® tests used for the detection of antibiotic residues in milk as well as certain poultry tests.

Other. The decrease in Other revenue was attributable primarily to lower sales volumes associated with our pharmaceutical product line, partly offset by higher sales volumes of consumables used with our OPTI Medical instruments.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

Gross Profit (dollars in thousands)	For the Three Months Ended June 30, 2013	Percent of Revenue	For the Three Months Ended June 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$161,704	54.7%	$147,908	53.1%	$13,796	9.3%
Water	15,044	67.2%	14,794	67.3%	250	1.7%
LPD	15,254	53.9%	17,246	60.3%	(1,992)	(11.6%)
Other	3,069	50.4%	3,000	44.3%	69	2.3%
Unallocated Amounts	2,627	N/A	1,741	N/A	886	50.9%
Total Company	$197,698	56.1%	$184,689	55.0%	$13,009	7.0%

 Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 55% from 53%. The increase in gross profit percentage was due primarily to efficiencies realized throughout our reference laboratory operations as well as higher average unit sales prices resulting primarily from price increases for our reference laboratory diagnostic services and, to a lesser extent, VetLab consumables.

Water. Gross profit for Water increased due to higher sales, mostly offset by a slight decrease in the gross profit percentage. The decrease in the gross profit percentage was due primarily to increases in manufacturing costs that we do not expect to continue, mostly offset by higher relative sales of our Colilert® product and related accessories in geographies where these products are sold at higher average unit sales prices.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to a decrease in the gross profit percentage to 54% from 60% and lower sales. The decrease in the gross profit percentage was due to higher overall manufacturing costs, due in part to lower production volumes in certain manufacturing plants, the unfavorable impact of currency and lower average unit sales prices for certain bovine tests. The unfavorable impact of currency was due primarily to hedging losses during the three months ended June 30, 2013 compared to hedging gains during the same period of the prior year.

Other. Gross profit for Other increased due to an increase in the gross profit percentage to 50% from 44%, partly offset by lower sales. The increase in the gross profit percentage was due to  a decrease in manufacturing costs resulting from a reduction in materials cost and higher relative sales of consumables used with our OPTI Medical instruments that yield higher margins.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to a decrease in certain manufacturing costs. The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net impact to gross profit as a result of manufacturing costs was favorable during the three months ended June 30, 2013 as result of the amortization of favorable variances capitalized in 2012.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

Operating Expenses (dollars in thousands)	For the Three Months Ended June 30, 2013	Percent of Revenue	For the Three Months Ended June 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$98,346	33.2%	$88,140	31.7%	$10,206	11.6%
Water	5,131	22.9%	4,598	20.9%	533	11.6%
LPD	12,039	42.6%	11,573	40.5%	466	4.0%
Other	2,228	36.6%	2,613	38.6%	(385)	(14.7%)
Unallocated Amounts	1,191	N/A	1,948	N/A	(757)	(38.9%)
Total Company	$118,935	33.7%	$108,872	32.4%	$10,063	9.2%

Operating Income (dollars in thousands)	For the Three Months Ended June 30, 2013	Percent of Revenue	For the Three Months Ended June 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$63,358	21.4%	$59,768	21.5%	$3,590	6.0%
Water	9,913	44.3%	10,196	46.4%	(283)	(2.8%)
LPD	3,215	11.4%	5,673	19.8%	(2,458)	(43.3%)
Other	841	13.8%	387	5.7%	454	117.3%
Unallocated Amounts	1,436	N/A	(207)	N/A	1,643	793.7%
Total Company	$78,763	22.3%	$75,817	22.6%	$2,946	3.9%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended June 30, 2013	Percent of Revenue	For the Three Months Ended June 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$49,570	16.8%	$46,141	16.6%	$3,429	7.4%
General and administrative	32,836	11.1%	28,346	10.2%	4,490	15.8%
Research and development	15,940	5.4%	13,653	4.9%	2,287	16.8%
Total operating expenses	$98,346	33.2%	$88,140	31.7%	$10,206	11.6%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from increased personnel-related costs, an increase in costs attributable to investments in information technology and higher consulting costs. The increase in research and development expense resulted primarily from higher consulting and external development costs and increased personnel-related costs.

Water. The following table presents Water operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended June 30, 2013	Percent of Revenue	For the Three Months Ended June 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$2,402	10.7%	$2,449	11.1%	$(47)	(1.9%)
General and administrative	2,103	9.4%	1,505	6.8%	598	39.7%
Research and development	626	2.8%	644	2.9%	(18)	(2.8%)
Total operating expenses	$5,131	22.9%	$4,598	20.9%	$533	11.6%

Sales and marketing expense and research and development expense for the three months ended June 30, 2013 were generally consistent with the same period of the prior year. The increase in general and administrative expense resulted primarily from higher personnel-related costs.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended June 30, 2013	Percent of Revenue	For the Three Months Ended June 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$5,216	18.4%	$5,024	17.6%	$192	3.8%
General and administrative	3,477	12.3%	3,448	12.1%	29	0.8%
Research and development	3,346	11.8%	3,101	10.8%	245	7.9%
Total operating expenses	$12,039	42.6%	$11,573	40.5%	$466	4.0%

The increase in sales and marketing and research and development expense resulted primarily from higher personnel-related costs. General and administrative expense for the three months ended June 30, 2013 was generally consistent with the same period of the prior year.

Other. Operating expenses for Other decreased $0.4 million to $2.2 million for the three months ended June 30, 2013 due primarily to lower consulting and external development costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $0.8 million to $1.2 million for the three months ended June 30, 2013 due primarily to a decrease in certain personnel-related costs and lower legal and other professional fees incurred in connection with the resolution of the U.S. Federal Trade Commission (“FTC”) investigation in February 2013. We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs for Unallocated Amounts is due primarily to lower self-insured health care costs during the three months ended June 30, 2013 compared to the same period of the prior year.

Interest Income and Interest Expense

Interest income was $0.4 million for the three months ended June 30, 2013 compared to $0.5 million for the three months ended June 30, 2012.

Interest expense increased $0.3 million to $1.2 million for the three months ended June 30, 2013 due primarily to higher average balances outstanding on our unsecured revolving credit facility. In May 2013, we refinanced our existing $300 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $450 million as further described in Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements; Note 9, included in this Form 10-Q.

Provision for Income Taxes

Our effective income tax rate was 30.8% for the three months ended June 30, 2013 compared to 31.9% for the three months ended June 30, 2012. For the three months ended June 30, 2012, the U.S. legislation authorizing the research and development (R&D) tax credit had expired and no associated tax benefit was recognized within this period. On January 2, 2013, federal legislation was enacted within the U.S. that renewed the R&D tax credit through the twelve months ending December 31, 2013.  The decrease in our effective income tax rate for the three months ended June 30, 2013 was due to the impact of the U.S. R&D tax benefit related to research activities occurring during the three months ended June 30, 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

The following revenue analysis and discussion focuses on organic revenue growth. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

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

Total Company. The following table presents revenue by operating segment:

Net Revenue (dollars in thousands)	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

CAG	$572,774	$546,367	$26,407	4.8%	(0.8%)	0.3%	5.3%
Water	43,050	41,565	1,485	3.6%	(0.5%)	-	4.1%
LPD	56,317	57,717	(1,400)	(2.4%)	(0.3%)	-	(2.1%)
Other	12,547	12,676	(129)	(1.0%)	-	-	(1.0%)
Total Company	$684,688	$658,325	$26,363	4.0%	(0.7%)	0.3%	4.4%

 Companion Animal Group. The following table presents revenue by product and service category for CAG, with the exception of the VetLab® instruments, consumables, and service and accessories categories, which represent VetLab® subcomponents:

Net Revenue (dollars in thousands)	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

VetLab® instruments	$36,537	$43,823	$(7,286)	(16.6%)	(0.8%)	-	(15.8%)
VetLab consumables	153,992	138,695	15,297	11.0%	(0.8%)	-	11.8%
VetLab service and accessories	25,178	23,722	1,456	6.1%	(2.9%)	-	9.0%
Rapid assay products	90,140	89,241	899	1.0%	(0.8%)	-	1.8%
Reference laboratory diagnostic and consulting services	223,566	208,247	15,319	7.4%	(0.6%)	0.2%	7.8%
Customer information management and digital imaging systems	43,361	42,639	722	1.7%	(0.1%)	3.2%	(1.4%)
Net CAG revenue	$572,774	$546,367	$26,407	4.8%	(0.8%)	0.3%	5.3%

  The decrease in VetLab® instruments revenue was due primarily to the impact of customer programs, including a reagent rental program that was launched in the fourth quarter of 2012, where instrument revenue is recognized over the term of the rental agreement. VetLab® instruments revenue was also impacted by a decrease in hematology placements.

VetLab consumables revenue growth was due to both higher unit volumes and higher realized prices. The increase in unit volumes resulted primarily from growth of our installed base for our Catalyst Dx® and ProCyte Dx®  instruments as a result of customer acquisitions, as well as an increase in testing from existing customers who upgraded to these instruments, partially offset by lower sales of consumables used with our VetTest® chemistry instrument. Higher realized prices include the impact of list price increases, as well as higher prices charged as a result of changes in certain distributor arrangements. The impact of changes in distributors’ inventory levels reduced reported consumables revenue growth by less than 1%.

VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

The increase in rapid assay product revenue was due primarily to higher average unit sales prices resulting from price increases. The impact of changes in distributors’ inventory levels did not have a significant impact on revenue growth.

The increase in reference laboratory diagnostic and consulting services revenue resulted from the impact of both increased testing volumes and price increases. Higher testing volumes were driven by the acquisition of new customers.

The decrease in customer information management and digital imaging systems revenue resulted primarily from a decrease in digital radiography system placements and, to a lesser extent, Cornerstone® system placements. These unfavorable factors were partly offset by higher support revenue resulting from an increase in our active installed base and revenue from Pet Health Network® Pro, which launched commercially in the first quarter of 2013.

Water. The increase in Water revenue resulted primarily from higher Colilert® product and related accessories sales volumes in the Europe, Latin America and Australia.

 Livestock, Poultry and Dairy. The decrease in LPD revenue resulted primarily from lower sales volumes of our Dairy SNAP® tests used for the detection of the contaminant Aflatoxin M1 and antibiotic residues in milk. Dairy SNAP® sales volumes were favorably impacted by testing as a result of an Aflatoxin M1 outbreak in China in early 2012, from which testing volumes subsided over the remainder of 2012. Increased sales volumes of certain bovine tests were offset by reduced average unit sales prices for those tests.

Other. The decrease in Other revenue was attributable primarily to lower sales volumes associated with our pharmaceutical product line, partly offset by higher sales volumes of consumables used with our OPTI Medical instruments and milestone revenue from our pharmaceutical out-licensing arrangements.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

Gross Profit (dollars in thousands)	For the Six Months Ended June 30, 2013	Percent of Revenue	For the Six Months Ended June 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$311,942	54.5%	$287,309	52.6%	$24,633	8.6%
Water	28,538	66.3%	27,761	66.8%	777	2.8%
LPD	31,130	55.3%	35,169	60.9%	(4,039)	(11.5%)
Other	6,257	49.9%	5,576	44.0%	681	12.2%
Unallocated Amounts	3,803	N/A	3,648	N/A	155	4.2%
Total Company	$381,670	55.7%	$359,463	54.6%	$22,207	6.2%

 Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 54% from 53%. The increase in gross profit percentage was due primarily to price increases for both our reference laboratory diagnostic services and VetLab consumables and efficiencies realized throughout our reference laboratory operations.

Water. Gross profit for Water increased due to higher sales, partly offset by a decrease in the gross profit percentage to 66% from 67%. The decrease in the gross profit percentage was due primarily to higher overall manufacturing costs driven by an increase in materials cost and the unfavorable impact of currency resulting from hedging losses during the six months ended June 30, 2013 compared to hedging gains during the same period of the prior year.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to a decrease in the gross profit percentage to 55% from 61% and lower sales. The decrease in the gross profit percentage was due primarily to the unfavorable impact of currency, higher overall manufacturing costs driven  by lower production volumes and lower average unit sales prices for certain bovine tests. These unfavorable factors were partly offset by reduced freight and distribution costs, both of which were primarily the result of lower Dairy SNAP®  sales volumes in China. The unfavorable impact of currency was due primarily to hedging losses during the six months ended June 30, 2013 compared to hedging gains during the same period of the prior year.

Other. Gross profit for Other increased due to an increase in the gross profit percentage to 50% from 44%, partly offset by lower sales. The increase in the gross profit percentage was due to a decrease in OPTI Medical manufacturing costs resulting from a reduction in materials cost and higher relative milestone revenue from our remaining pharmaceutical out-licensing arrangements. These favorable factors were partly offset by higher relative sales of OPTI Medical instruments and consumables in geographies where products are sold at lower average unit sales prices.

Unallocated Amounts. Gross profit for Unallocated Amounts for the six months ended June 30, 2013 were generally flat as compared with the same period of the prior year.  The items that are not allocated to our operating segments are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of Segments.”

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

Operating Expenses (dollars in thousands)	For the Six Months Ended June 30, 2013	Percent of Revenue	For the Six Months Ended June 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$197,276	34.4%	$180,623	33.1%	$16,653	9.2%
Water	10,270	23.9%	9,270	22.3%	1,000	10.8%
LPD	23,079	41.0%	23,479	40.7%	(400)	(1.7%)
Other	4,981	39.7%	5,402	42.6%	(421)	(7.8%)
Unallocated Amounts	6,115	N/A	4,465	N/A	1,650	37.0%
Total Company	$241,721	35.3%	$223,239	33.9%	$18,482	8.3%

Operating Income (dollars in thousands)	For the Six Months Ended June 30, 2013	Percent of Revenue	For the Six Months Ended June 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$114,666	20.0%	$106,686	19.5%	$7,980	7.5%
Water	18,268	42.4%	18,491	44.5%	(223)	(1.2%)
LPD	8,051	14.3%	11,690	20.3%	(3,639)	(31.1%)
Other	1,276	10.2%	174	1.4%	1,102	633.3%
Unallocated Amounts	(2,312)	N/A	(817)	N/A	(1,495)	(183.0%)
Total Company	$139,949	20.4%	$136,224	20.7%	$3,725	2.7%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Six Months Ended June 30, 2013	Percent of Revenue	For the Six Months Ended June 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$100,565	17.6%	$95,603	17.5%	$4,962	5.2%
General and administrative	65,059	11.4%	57,270	10.5%	7,789	13.6%
Research and development	31,652	5.5%	27,750	5.1%	3,902	14.1%
Total operating expenses	$197,276	34.4%	$180,623	33.1%	$16,653	9.2%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from increased personnel-related costs, higher consulting costs and an increase in costs attributable to investments in information technology. The increase in research and development expense resulted primarily from higher consulting and external development costs and increased personnel-related costs.

Water. The following table presents Water operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Six Months Ended June 30, 2013	Percent of Revenue	For the Six Months Ended June 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$4,819	11.2%	$4,883	11.7%	$(64)	(1.3%)
General and administrative	4,184	9.7%	3,106	7.5%	1,078	34.7%
Research and development	1,267	2.9%	1,281	3.1%	(14)	(1.1%)
Total operating expenses	$10,270	23.9%	$9,270	22.3%	$1,000	10.8%

Sales and marketing expense and research and development expense for the six months ended June 30, 2013 were generally consistent with the same period of the prior year. The increase in general and administrative expense resulted primarily from higher personnel-related costs.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Six Months Ended June 30, 2013	Percent of Revenue	For the Six Months Ended June 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$9,882	17.6%	$9,986	17.3%	$(104)	(1.0%)
General and administrative	6,910	12.3%	7,299	12.6%	(389)	(5.3%)
Research and development	6,287	11.2%	6,194	10.7%	93	1.5%
Total operating expenses	$23,079	41.0%	$23,479	40.7%	$(400)	(1.7%)

Sales and marketing expense and research and development expense for the six months ended June 30, 2013 were generally consistent with the same period of the prior year. The decrease in general and administrative expense resulted primarily from lower personnel-related costs and a decrease in intangible asset amortization.

Other. Operating expenses for Other decreased $0.4 million to $5.0 million for the six months ended June 30, 2013 due primarily to lower consulting and external development costs and a decrease in personnel-related costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $1.7 million to $6.1 million for the six months ended June 30, 2013 due primarily to losses incurred resulting from the bankruptcy of a freight payment and audit service provider (“freight service company”), partly offset by lower legal and other professional fees incurred in connection with the resolution of the FTC investigation in February 2013 and proceeds received during the six months ended June 30, 2013 as a result of the demutualization of an insurance provider. On March 25, 2013, the freight service company provided notice to us that all freight payment services would cease immediately and that certain amounts paid by us to the freight service company were not subsequently remitted to our freight carriers due to an employee fraud and a breakdown in internal controls, both at the freight service company, concluding in significant losses and the resulting bankruptcy. In response, we recorded a $4.1 million loss related to these unremitted amounts in general and administrative expense during the six months ended June 30, 2013. We continue to monitor the freight service company’s bankruptcy proceeding, but we cannot be certain of any recovery at this time.

Interest Income and Interest Expense

Interest income was $0.9 million for both the six months ended June 30, 2013 and 2012.

Interest expense was $2.0 million for the six months ended June 30, 2013 compared to $2.1 million for the six months ended June 30, 2012. In May 2013, we refinanced our existing $300 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $450 million as further described in Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements; Note 9, included in this Form 10-Q.

 Provision for Income Taxes

 Our effective income tax rate was 28.8% for the six months ended June 30, 2013 compared to 31.8% for the six months ended June 30, 2012. For the six months ended June 30, 2012, the U.S. legislation authorizing the research and development (R&D) tax credit had expired and no associated tax benefit was recognized within this period. On January 2, 2013, federal legislation was enacted within the U.S. that retroactively allowed a R&D tax credit for all of 2012 and extended the R&D tax credit through the twelve months ending December 31, 2013.  Because this legislation was enacted in 2013, the full benefit of the credit related to the prior year’s activities was recognized during the three months ended March 31, 2013.  The decrease in our effective income tax rate for the six months ended June 30, 2013 was due primarily to the impact of the 2012 R&D tax credit and, to a lesser extent, the U.S. R&D tax benefit due to research activities occurring during the six months ended June 30, 2013.

▪	Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

▪	Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our unsecured revolving credit facility. At June 30, 2013 and December 31, 2012, we had $251.0 million and $224.0 million, respectively, of cash and cash equivalents, and working capital of $63.2 million and $163.2 million, respectively. Additionally, at June 30, 2013, we had remaining borrowing availability of $81.5 million under our $450 million unsecured revolving credit facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. Changes to this position could have adverse tax consequences. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at June 30, 2013, approximately $249.3 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. The amount of cash and cash equivalents held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily securing various obligations) was approximately $1.4 million. As of June 30, 2013, 31% of the cash and cash equivalents held by our foreign subsidiaries was invested in money market funds restricted to U.S. government and agency securities, 42% was held as bank deposits, and 27% was invested in money market funds having investments in highly liquid investment-grade fixed-income securities. As of June 30, 2013, approximately 62% of the cash and cash equivalents held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012

Days sales outstanding(1)	41.2	40.8	39.9	41.7	41.9
Inventory turns(2)	1.7	1.7	1.8	1.7	1.8

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represents inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

 Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(dollars in thousands)	2013	2012	Dollar Change

Net cash provided by operating activities	$100,002	$78,800	$21,202
Net cash used by investing activities	(40,858)	(22,156)	(18,702)
Net cash used by financing activities	(29,065)	(38,265)	9,200
Net effect of changes in exchange rates on cash	(3,052)	(461)	(2,591)
Net increase in cash and cash equivalents	$27,027	$17,918	$9,109

Operating Activities. Cash provided by operating activities was $100.0 million for the six months ended June 30, 2013 as compared to $78.8 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share based compensation arrangements to a financing activity, was $134.0 million for the six months ended June 30, 2013 compared to $124.5 million for the same period in 2012, resulting in incremental operating cash flows of $9.5 million driven primarily by the increase in net income. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $34.0 million and $45.7 million for the six months ended June 30, 2013 and 2012, respectively, resulting in an incremental increase in cash of $11.7 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Six Months Ended June 30,
(dollars in thousands)	2013	2012	Dollar Change

Accounts receivable	$(24,161)	$(8,192)	$(15,969)
Inventories	(1,654)	(12,896)	11,242
Other assets	4,407	(2,836)	7,243
Accounts payable	2,549	(6,759)	9,308
Accrued liabilities	(11,687)	(12,819)	1,132
Deferred revenue	2,364	3,736	(1,372)
Tax benefit from share-based compensation arrangements	(5,830)	(5,946)	116
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(34,012)	$(45,712)	$11,700

The increase in cash used for inventories during the six months ended June 30, 2013 was less than the same period of the prior year due primarily to the timing of inventory receipts during the six months ended June 30, 2012. Incremental cash provided by accounts payable during the six months ended June 30, 2013 was due primarily to the timing of vendor payments during the six months ended June 30, 2013 as compared to the same period of the prior year. The incremental cash provided by other assets was due primarily to a $6.3 million royalty prepayment to a licensor during the six months ended June 30, 2012. The increase in accounts receivable during the six months ended June 30, 2013 was greater than the increase during the same period of the prior year due primarily to higher revenues in the last month of the quarter ended June 30, 2013 as compared to the same period of the prior year.

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

Investing Activities. Cash used by investing activities was $40.9 million for the six months ended June 30, 2013 as compared to $22.2 million for the same period of the prior year. The increase in cash used by investing activities during the six months ended June 30, 2013 as compared to the same period of the prior year was due primarily to incremental investments to expand our headquarters facility in Westbrook, Maine and, to a lesser extent, our investments in manufacturing equipment, and instruments to support our reagent rental customer program that was launched in the fourth quarter of 2012.

Our total capital expenditure plan for 2013 is estimated to be approximately $90 million, which includes the expansion of our headquarters facility in Westbrook, Maine, investments in software for internal use and information technology infrastructure, capital investments in manufacturing equipment and investments in our reference laboratory equipment and facilities.

Financing Activities. Cash used by financing activities was $29.1 million for the six months ended June 30, 2013 as compared to $38.3 million for the same period in 2012. The incremental cash provided by financing activities was due primarily to an increase in net borrowings under the Credit Facility and an increase in cash received from the exercise of stock options and share purchases under employee stock purchase plans, partly offset by an increase in cash used to repurchase common stock.

Cash used to repurchase shares of our common stock increased by $151.3 million during the six months ended June 30, 2013 as compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to June 30, 2013, we have repurchased 47.4 million shares. During the six months ended June 30, 2013, we purchased 2.3 million shares for an aggregate cost of $206.3 million compared to purchases of 0.7  million shares for an aggregate cost of $55.0 million during the six months ended June 30, 2012. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Cash proceeds from the exercise of stock options and share purchases under employee stock purchase plans increased by $6.2 million during the six months ended June 30, 2013 as compared to the same period of the prior year due primarily to an increase in the average exercise price and number of stock options exercised.

In May 2013, we refinanced our existing $300 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $450 million with a syndicate of multinational banks, which matures on May 8, 2018 (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”) and requires no scheduled prepayments before that date. Though the Credit Facility does not mature until May 8, 2018, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the syndicate of such an event.  Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.25 percentage points (“Credit Spread”) above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.25%, dependent on our leverage ratio.

Net borrowing and repayment activity under our Credit Facility resulted in incremental cash provided of $154.5 million during the six months ended June 30, 2013 as compared to the same period of the prior year. At June 30, 2013, we had $367.5 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit issued related to our worker’s compensation policy covering claims for the years ending 2009 through 2013. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization not to exceed 3-to-1. At June 30, 2013, we were in compliance with the covenants of the Credit Facility.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30, 2013 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission (the “SEC”) in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2013, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, which have been updated to reflect developments subsequent to the discussion of those factors included in our Annual Report on Form 10-K for the year ended December 31, 2012, as well as those factors discussed elsewhere in this report.

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

•	Attracting, developing and retaining key leadership and talent necessary to support all elements of our strategy;

•	Expanding our served market and growing our market share by strengthening our sales and marketing activities both within the U.S. and in geographies outside of the U.S.;

•	Identifying, completing and integrating acquisitions that enhance our existing businesses or create new business or geographic areas for us; and

•	Developing and implementing new technology and licensing strategies.

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

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against non-U.S. currencies, and in particular the Euro, British pound, Canadian dollar, Japanese yen and Australian dollar, adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. For both the three and six months ended June 30, 2013, approximately 26% of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies compared to 25% for both the three and six months ended June 30, 2012. To mitigate such foreign currency exposure, we utilize non-speculative forward currency exchange contracts. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

The Impact of One of Our Distributors Becoming Non-exclusive on Our Results of Operations is Uncertain

On February 11, 2013, the FTC granted final approval of the Agreement Containing Consent Order to Cease and Desist previously reached with the FTC staff to resolve the investigation into whether IDEXX had engaged in unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act. Details about the FTC investigation and the resulting agreement are described above in “Part II, Item 1. Legal Proceedings.”

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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the three and six months ended June 30, 2013, approximately 42% and 41% of our revenue was attributable to sales of products and services to customers outside the U.S. compared to 41% for both the three and six months ended June 30, 2012. Various possible risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters and unexpected regulatory and economic or political changes in foreign markets. Further, prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. Our results of operations are also susceptible to changes in foreign currency exchange rates. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results of operations for that period.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

            During the three months ended June 30, 2013, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1 to April 30, 2013	298,300	$89.38	298,300	1,928,120
May 1 to May 31, 2013	650,960	86.27	650,960	5,277,160
June 1 to June 30, 2013	702,764	85.19	701,200	4,575,960
Total	1,652,024	$86.37	1,650,460	4,575,960

Our board of directors has approved the repurchase of up to 52 million shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010, October 12, 2011 and May 7, 2013 when our board of directors authorized the repurchase by the Company of up to an additional four million shares of our common stock. There is no specified expiration date for this repurchase plan. There were no other repurchase plans outstanding during the three months ended June 30, 2013, and no repurchase plans expired during the period. Repurchases of 1,650,460 shares were made during the three months ended June 30, 2013 in transactions made pursuant to our repurchase plan.

During the three months ended June 30, 2013, we received 1,564 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may be purchased under the repurchase plan.

Item 6.            Exhibits

Exhibit No.	Description
10.1

Amended and Restated Credit Agreement, dated as of May 9, 2013, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation and IDEXX Europe B.V., as borrowers, and the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, J.P. Morgan Europe Limited, as London agent (filed as Exhibit No. 10.1 to Current Report on Form 8-K, filed May 13, 2013, File No. 0-19271, and incorporated herein by reference.)

10.2*	Amended and Restated Executive Employment Agreement dated May 26, 2013, between the Company and Jonathan W. Ayers.
10.3*	Form of Amended and Restated Executive Employment Agreement dated May 26, 2013, between the Company and each of Jonathan J. Mazelsky, Johnny D. Powers, PhD and Michael J. Williams, PhD.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 23, 2013	IDEXX LABORATORIES, INC. /s/ Jonathan W. Ayers Jonathan W. Ayers Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Willard R. Blanche, Jr.
Willard R. Blanche, Jr.
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1

Amended and Restated Credit Agreement, dated as of May 9, 2013, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation and IDEXX Europe B.V., as borrowers, and the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, J.P. Morgan Europe Limited, as London agent (filed as Exhibit No. 10.1 to Current Report on Form 8-K, filed May 13, 2013, File No. 0-19271, and incorporated herein by reference.)

10.2*	Amended and Restated Executive Employment Agreement dated May 26, 2013, between the Company and Jonathan W. Ayers.
10.3*	Form of Amended and Restated Executive Employment Agreement dated May 26, 2013, between the Company and each of Jonathan J. Mazelsky, Johnny D. Powers, PhD and Michael J. Williams, PhD.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*Management contract or compensatory arrangement required to be filed as an exhibit pursuant to Item 6 of Form 10-Q.