Form 10-Q
period 2013-09-30
IDEXX LABORATORIES INC /DE
filed 2013-10-22
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 51,894,238 on October 11, 2013.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$264,811	$223,986
Accounts receivable, net of reserves of $3,324 in 2013 and $2,632 in 2012	151,568	138,324
Inventories	145,987	140,946
Deferred income tax assets	27,304	27,714
Other current assets	35,553	38,567
Total current assets	625,223	569,537
Long-Term Assets:
Property and equipment, net	274,158	245,177
Goodwill	180,988	174,994
Intangible assets, net	61,387	62,833
Other long-term assets, net	53,482	51,061
Total long-term assets	570,015	534,065
TOTAL ASSETS	$1,195,238	$1,103,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,131	$35,288
Accrued liabilities	134,161	137,746
Line of credit	397,200	212,000
Current portion of long-term debt	1,019	1,107
Current portion of deferred revenue	22,441	20,192
Total current liabilities	592,952	406,333
Long-Term Liabilities:
Deferred income tax liabilities	22,863	23,028
Long-term debt, net of current portion	624	1,394
Long-term deferred revenue, net of current portion	15,129	12,692
Other long-term liabilities	28,775	23,898
Total long-term liabilities	67,391	61,012
Total liabilities	660,343	467,345

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 100,805 and 100,160 shares in 2013 and 2012, respectively	10,081	10,016
Additional paid-in capital	798,332	757,214
Deferred stock units: Outstanding: 122 and 119 units in 2013 and 2012, respectively	5,055	4,630
Retained earnings	1,450,135	1,305,593
Accumulated other comprehensive income	15,562	15,954
Treasury stock, at cost: 48,835 and 45,652 shares in 2013 and 2012, respectively	(1,744,319)	(1,457,184)
Total IDEXX Laboratories, Inc. stockholders’ equity	534,846	636,223
Noncontrolling interest	49	34
Total stockholders’ equity	534,895	636,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,195,238	$1,103,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenue:
Product revenue	$206,693	$196,900	$629,782	$613,288
Service revenue	131,604	118,575	393,203	360,512
Total revenue	338,297	315,475	1,022,985	973,800
Cost of Revenue:
Cost of product revenue	76,521	72,738	230,514	226,420
Cost of service revenue	75,993	72,102	225,018	217,282
Total cost of revenue	152,514	144,840	455,532	443,702
Gross profit	185,783	170,635	567,453	530,098

Expenses:
Sales and marketing	60,079	52,067	179,641	164,238
General and administrative	38,651	35,307	116,871	105,760
Research and development	21,568	20,349	65,507	60,964
Income from operations	65,485	62,912	205,434	199,136
Interest expense	(1,463)	(873)	(3,477)	(2,992)
Interest income	456	473	1,345	1,389
Income before provision for income taxes	64,478	62,512	203,302	197,533
Provision for income taxes	18,786	19,639	58,745	62,606
Net income	45,692	42,873	144,557	134,927
Less: Net income attributable to noncontrolling interest	4	20	15	14
Net income attributable to IDEXX Laboratories, Inc. stockholders	$45,688	$42,853	$144,542	$134,913

Earnings per Share:
Basic	$0.87	$0.78	$2.70	$2.45
Diluted	$0.86	$0.76	$2.66	$2.40
Weighted Average Shares Outstanding:
Basic	52,450	54,938	53,562	55,074
Diluted	53,242	56,088	54,391	56,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$45,692	$42,873	$144,557	$134,927
Other comprehensive income, net of tax:
Foreign currency translation adjustments	9,418	9,221	(2,115)	4,548
Unrealized gain on investments, net of tax expense of $51 and $84 in 2013 and $33 and $66 in 2012	86	56	142	111
Unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain, net of tax (benefit) expense of ($1,512) and $1,278 in 2013 and ($1,294) and ($1,235) in 2012	(3,601)	(2,684)	3,066	(2,329)
Less: reclassification adjustment for gains included in net income, net of tax expense of $329 and $542 in 2013 and $395 and $1,434 in 2012	(834)	(872)	(1,485)	(3,194)
Unrealized (loss) gain on derivative instruments	(4,435)	(3,556)	1,581	(5,523)
Other comprehensive income (loss), net of tax	5,069	5,721	(392)	(864)
Comprehensive income	50,761	48,594	144,165	134,063
Less: comprehensive income attributable to noncontrolling interest	4	20	15	14
Comprehensive income attributable to IDEXX Laboratories, Inc.	$50,757	$48,574	$144,150	$134,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net income	$144,557	$134,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,130	38,490
Loss on disposal of property and equipment	220	194
Increase in deferred compensation liability	226	176
Provision for uncollectible accounts	1,226	837
Benefit from deferred income taxes	(984)	(1,861)
Share-based compensation expense	12,265	11,684
Tax benefit from share-based compensation arrangements	(7,438)	(10,182)
Changes in assets and liabilities:
Accounts receivable	(12,795)	255
Inventories	(6,360)	(18,078)
Other assets	4,717	539
Accounts payable	2,184	(4,893)
Accrued liabilities	(3,269)	(3,751)
Deferred revenue	4,050	5,151
Net cash provided by operating activities	179,729	153,488
Cash Flows from Investing Activities:
Purchases of property and equipment	(60,607)	(43,230)
Proceeds from disposition of pharmaceutical product lines	3,500	3,000
Proceeds from sale of property and equipment	-	45
Acquisition of intangible assets	(1,024)	(900)
Acquisition of a business, net of cash acquired	(10,101)	-
Net cash used by investing activities	(68,232)	(41,085)
Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facilities, net	185,200	(11,000)
Payment of notes payable	(858)	(682)
Repurchases of common stock	(282,910)	(91,152)
Proceeds from exercises of stock options and employee stock purchase plans	21,734	17,156
Tax benefit from share-based compensation arrangements	7,438	10,182
Net cash used by financing activities	(69,396)	(75,496)
Net effect of changes in exchange rates on cash	(1,276)	639
Net increase in cash and cash equivalents	40,825	37,546
Cash and cash equivalents at beginning of period	223,986	183,895
Cash and cash equivalents at end of period	$264,811	$221,441

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

The accompanying condensed consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries (“IDEXX,” the “Company,” “we” or “our”). We do not have any variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2012 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Note 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

New Accounting Pronouncements Adopted

 In December 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance for disclosure of offsetting assets and liabilities and related arrangements. The amendment expands the disclosure requirements so that entities are now required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The amendment is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013, and shall be applied retrospectively. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures. See Note 18 for additional information regarding derivative instruments subject to master netting arrangements.

In February 2013, the FASB issued an amendment to the accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. The amendment is effective prospectively for annual or interim reporting periods beginning after December 15, 2012. The adoption of this accounting pronouncement did not have a material impact on our financial statement disclosures. See Note 13 for additional information regarding AOCI.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three and nine months ended September 30, 2013 totaled $0.3 million and $18.9 million, respectively, compared to $1.1 million and $17.9 million for the three and nine months ended September 30, 2012, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at September 30, 2013 was $36.2 million, which will be recognized over a weighted average period of approximately 1.8 years.

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

	For the Nine Months Ended
	September 30,
	2013	2012

Expected stock price volatility	33%	34%
Expected term, in years	4.7	4.6
Risk-free interest rate	0.9%	0.8%

Weighted average fair value of options granted	$26.36	$26.37

Note 4.      ACQUISITION OF BUSINESS AND OTHER ASSETS

During the three months ended September 30, 2013, we paid an aggregate of $10.1 million in cash to acquire all outstanding shares of a distributor of our bovine and dairy test products, as well as other food safety testing products, in Brazil. We recorded provisional amounts for all of the assets acquired and the liabilities assumed based upon their estimated fair values at the date of the business acquisition. These provisional amounts are subject to revision as valuation work and other analyses are still being conducted. We may adjust our recorded provisional amounts as necessary, up to one year after the acquisition closing date, as we obtain more information regarding asset values and liabilities assumed as a result of the business acquisition.

As part of this business acquisition, we recorded $4.8 million in amortizable intangible assets other than goodwill and $6.2 million in goodwill. The amortizable assets acquired consisted of a customer list, non-compete agreement and a trademark, which were assigned useful lives of 10,  5, and 15 years, respectively. Additionally, we have recorded $2.0 million in working capital, $0.4 million of fixed assets and $2.6 million of other liabilities. The weighted average useful life of all recognized amortizable intangible assets was 9.9 years. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill and amortizable intangible assets recorded from this business acquisition are not deductible for income tax purposes. All assets acquired in connection with this business acquisition were assigned to our Livestock, Poultry and Dairy segment. Pro forma information has not been presented for this business acquisition because such information is not material to the financial statements.

We acquired a customer list in February 2013 for a purchase price of $1.0 million, which was recorded entirely to intangible assets other than goodwill. The asset acquired was assigned to our Companion Animal Group segment.

Note 5.      Inventories

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out) or market. The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2013	2012

Raw materials	$24,916	$26,986
Work-in-process	15,499	16,031
Finished goods	105,572	97,929
	$145,987	$140,946

Note 6.       Goodwill and Intangible Assets, NET

The increase in goodwill during the nine months ended September 30, 2013 resulted from the impact of goodwill recorded in connection with a business combination, partly offset by changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the nine months ended September 30, 2013 resulted from the continued amortization of our intangible assets, partly offset by the impact of the acquisition of intangible assets. See Note 4 for a discussion of goodwill and amortizable intangible assets acquired during the nine months ended September 30, 2013.

NOTE 7.      Other NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012

Investment in long-term product supply arrangements	$10,825	$10,324
Customer acquisition costs, net	20,531	21,795
Other assets	22,126	18,942
	$53,482	$51,061

Note 8.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012

Accrued expenses	$40,617	$43,026
Accrued employee compensation and related expenses	57,001	53,408
Accrued taxes	9,887	14,945
Accrued customer programs	26,656	26,367
	$134,161	$137,746

NOTE 9.      WARRANTY RESERVES

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

The following is a summary of changes in accrued warranty reserves for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Balance, beginning of period	$1,308	$1,499	$1,583	$1,693
Provision for warranty expense	441	539	1,350	1,655
Change in estimate, balance beginning of period	-	7	(133)	(92)
Settlement of warranty liability	(540)	(613)	(1,591)	(1,824)
Balance, end of period	$1,209	$1,432	$1,209	$1,432

Note 10.      DEBT

In May 2013, we refinanced our existing $300 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $450 million with a syndicate of multinational banks, which matures on May 8, 2018 (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”) and requires no scheduled prepayments before that date. Though the Credit Facility does not mature until May 8, 2018, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying condensed consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the syndicate of such an event. The funds available under the Credit Facility at September 30, 2013 and December 31, 2012 reflect a further reduction due to the issuance of a letter of credit for $1.0 million, which was issued in connection with our workers’ compensation policy covering claims for the years 2009 through 2013.

Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.25 percentage points (“Credit Spread”) above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate,  based on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.25%, based on our leverage ratio. We have entered into forward fixed interest rate swap agreements to manage the economic effect of the first $80 million of variable interest rate borrowings. As such, we continue to designate the existing interest rate swaps as cash flow hedges. See Note 18 for a discussion of our derivative instruments and hedging activities. Under the Credit Facility, we pay quarterly commitment fees of 0.15% to 0.30%,  based on our leverage ratio, on any unused commitment.

The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At September 30, 2013, we were in compliance with the covenants of the Credit Facility.

At September 30, 2013, our long-term debt is consistent with that discussed in Note 11 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 11.      Repurchases of common STOCK

The following is a summary of our open market common stock repurchases for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Shares repurchased	801	386	3,139	1,038
Total cost of shares repurchased	$76,575	$36,146	$282,910	$91,152
Average cost per share	$95.52	$93.76	$90.12	$87.82

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units. The number of shares acquired through employee surrenders during both the three months ended September 30, 2013 and 2012 was not material. We acquired 47,483 shares having a total cost of $4.3 million in connection with such employee surrenders during the nine months ended September 30, 2013 compared to 51,484 shares having a total cost of $4.5 million during the nine months ended September 30, 2012.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the nine months ended September 30, 2013 and 2012 was not material.

Note 12.      Income Taxes

Our effective income tax rates were 29.1% and 28.9% for the three and nine months ended September 30, 2013, respectively, compared to 31.4% and 31.7% for the three and nine months ended September 30, 2012, respectively.

On January 2, 2013, U.S. federal legislation was enacted that retroactively allowed a research and development (“R&D”) tax credit for all of 2012 and extended the R&D tax credit through the twelve months ending December 31, 2013.  For the three and nine months ended September 30, 2012, the U.S. legislation authorizing the R&D tax credit had expired and no associated tax benefit was recognized within these periods.

The decrease in our effective income tax rate for the three months ended September 30, 2013 as compared to the same period of the prior year was due primarily to tax benefits realized in the 2013 period resulting from the R&D tax credit and the resolution of an international audit, which resulted in a reduction in our provision for uncertain tax positions. The decrease in our effective income tax rate for the nine months ended September 30, 2013 as compared to the same period of the prior year was due primarily to the R&D tax credit. Because the related legislation was enacted in 2013, the full benefit of the R&D tax credit related to the prior year’s activities was recognized during the three months ended March 31, 2013.

Note 13.    ACCUMULATED OTHER Comprehensive Income

The changes in accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2013 consisted of the following (in thousands):

	Unrealized Loss on Investments, Net of Tax	Unrealized Loss on Derivative Instruments, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2012	$(171)	$(2,070)	$18,195	$15,954
Other comprehensive income (loss) before reclassifications	142	3,066	(2,115)	1,093
Gains reclassified from accumulated other comprehensive income	-	(1,485)	-	(1,485)
Balance as of September 30, 2013	$(29)	$(489)	$16,080	$15,562

The following is a summary of reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended September 30,
		2013	2012
Gains (losses) on derivative instruments included in net income:
Foreign currency exchange contracts	Cost of revenue	$1,294	$1,379
Interest rate swaps	Interest expense	(131)	(112)
	Total gains before tax	1,163	1,267
	Tax expense	329	395
	Gains, net of tax	$834	$872

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income For the Nine Months Ended September 30,
		2013	2012
Gains (losses) on derivative instruments included in net income:
Foreign currency exchange contracts	Cost of revenue	$2,659	$5,202
Interest rate swaps	Interest expense	(632)	(574)
	Total gains before tax	2,027	4,628
	Tax expense	542	1,434
	Gains, net of tax	$1,485	$3,194

Note 14.    Earnings per Share

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Shares outstanding for basic earnings per share:	52,450	54,938	53,562	55,074

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	52,450	54,938	53,562	55,074
Dilutive effect of share-based payment awards	792	1,150	829	1,196
	53,242	56,088	54,391	56,270

Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Weighted average number of shares underlying anti-dilutive options	561	380	530	713

Note 15.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30, 2013 are consistent with those discussed in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note 16.     Segment Reporting

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

We have combined the management of our Livestock and Poultry Diagnostics, and Dairy lines of business to more effectively realize the market synergies between the product lines and to achieve operational efficiencies. We refer to this newly created segment as Livestock, Poultry and Dairy (“LPD”). Our OPTI Medical operating segment remains combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments.  The segment income (loss) from operations discussed within this report for the three and nine months ended September 30, 2012 has been retrospectively revised to reflect this change in the composition of our reportable segments.

The following is a summary of segment performance for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2013
Revenue	$283,843	$23,247	$25,131	$6,076	$-	$338,297

Income from operations	$52,711	$10,414	$1,125	$612	$623	$65,485
Interest expense, net						(1,007)
Income before provision for income taxes						64,478
Provision for income taxes						18,786
Net income						45,692
Less: Net income attributable to noncontrolling interest						4
Net income attributable to IDEXX Laboratories, Inc. stockholders						$45,688

2012
Revenue	$262,357	$22,223	$24,696	$6,199	$-	$315,475

Income (loss) from operations	$50,651	$10,128	$3,873	$(488)	$(1,252)	$62,912
Interest expense, net						(400)
Income before provision for income taxes						62,512
Provision for income taxes						19,639
Net income						42,873
Less: Net income attributable to noncontrolling interest						20
Net income attributable to IDEXX Laboratories, Inc. stockholders						$42,853

	For the Nine Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2013
Revenue	$856,617	$66,297	$81,448	$18,623	$-	$1,022,985

Income (loss) from operations	$167,377	$28,682	$9,176	$1,888	$(1,689)	$205,434
Interest expense, net						(2,132)
Income before provision for income taxes						203,302
Provision for income taxes						58,745
Net income						144,557
Less: Net income attributable to noncontrolling interest						15
Net income attributable to IDEXX Laboratories, Inc. stockholders						$144,542

2012
Revenue	$808,724	$63,788	$82,413	$18,875	$-	$973,800

Income (loss) from operations	$157,337	$28,619	$15,563	$(314)	$(2,069)	$199,136
Interest expense, net						(1,603)
Income before provision for income taxes						197,533
Provision for income taxes						62,606
Net income						134,927
Less: Net income attributable to noncontrolling interest						14
Net income attributable to IDEXX Laboratories, Inc. stockholders						$134,913

During the second quarter of 2013, we changed the name of our Practice Management product and service category within our CAG segment to Customer Information Management in order to more closely align with our offerings. The following is a summary of revenue by product and service category for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
CAG segment revenue:
VetLab® instruments and consumables	$107,944	$101,325	$323,651	$307,565
Rapid assay products	43,042	39,315	133,182	128,556
Reference laboratory diagnostic and consulting services	110,292	101,449	333,858	309,696
Customer information management and digital imaging systems	22,565	20,268	65,926	62,907
CAG segment revenue	283,843	262,357	856,617	808,724

Water segment revenue	23,247	22,223	66,297	63,788
LPD segment revenue	25,131	24,696	81,448	82,413
Other segment revenue	6,076	6,199	18,623	18,875
Total revenue	$338,297	$315,475	$1,022,985	$973,800

Note 17.     FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any significant nonfinancial assets or nonfinancial liabilities which required remeasurement during the nine months ended September 30, 2013. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2013.

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

The amount outstanding under our Credit Facility, notes receivable and long-term debt are measured at carrying value in our accompanying condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility, notes receivable and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using level 2 inputs, while our notes receivable, representing a strategic investment in a privately held company with a carrying value of $4.9 million as of September 30, 2013, are valued using level 3 inputs. The results of these calculations yield fair values that approximate carrying values.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at September 30, 2013 and at December 31, 2012 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of September 30, 2013	(Level 1)	(Level 2)	(Level 3)	September 30, 2013

Assets
Money market funds(1)	$143,101	$-	$-	$143,101
Equity mutual funds(2)	2,559	-	-	2,559
Foreign currency exchange contracts(3)	-	2,594	-	2,594
Liabilities
Foreign currency exchange contracts(3)	-	2,149	-	2,149
Deferred compensation(4)	2,559	-	-	2,559
Interest rate swaps(5)	-	1,943	-	1,943

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012

Assets
Money market funds(1)	$127,576	$-	$-	$127,576
Equity mutual funds(2)	2,320	-	-	2,320
Foreign currency exchange contracts(3)	-	2,128	-	2,128
Liabilities
Foreign currency exchange contracts(3)	-	2,193	-	2,193
Deferred compensation(4)	2,320	-	-	2,320
Interest rate swaps(5)	-	2,682	-	2,682

_____________

(1)	Money market funds are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of September 30, 2013 and December 31, 2012 consisted of demand deposits.
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

Note 18.    Derivative Instruments and Hedging

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

We recognize all derivative instruments, including our foreign currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivative instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.  If a derivative instrument qualifies for hedge accounting, changes in the fair value of the derivative instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We de-designate derivative instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 13 for further information regarding the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012.

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

We did not de-designate any instruments from hedge accounting treatment during the three and nine months ended September 30, 2013 or 2012. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2013 and 2012 were not material.  At September 30, 2013, the estimated amount of net gains, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next 12 months if exchange and interest rates do not fluctuate from the levels at September 30, 2013 is less than $0.1 million.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany inventory purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled  $166.2 million and $157.0 million at September 30, 2013 and December 31, 2012, respectively.

We have entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.36% plus the Credit Spread through June 30, 2016. Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.64% plus the Credit Spread through June 30, 2016. Two of our forward fixed interest rate swap agreements expired on March 31, 2012. Under these agreements, the variable interest rate associated with $80 million of borrowings outstanding under the Credit Facility had been effectively fixed at 2% plus the Credit Spread.

The fair values of derivative instruments, their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Asset Derivatives
		September 30,	December 31,
		2013	2012

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$2,266	$2,128
Foreign currency exchange contracts	Other long-term assets, net	328	-
Total derivative instruments presented on the balance sheet		2,594	2,128
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,861	1,918
Net amount		$733	$210

		Liability Derivatives
		September 30,	December 31,
		2013	2012

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$1,782	$2,193
Foreign currency exchange contracts	Other long-term liabilities	367	-
Interest rate swaps	Accrued liabilities	1,943	2,682
Total derivative instruments presented on the balance sheet		4,092	4,875
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,861	1,918
Net amount		$2,231	$2,957

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Derivative instruments	2013	2012	2013	2012

Foreign currency exchange contracts, net of tax	$(4,380)	$(3,227)	$1,117	$(4,655)
Interest rate swaps, net of tax	(55)	(329)	464	(868)
Total derivative instruments, net of tax	$(4,435)	$(3,556)	$1,581	$(5,523)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Operating segments. Prior to January 1, 2013, IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries (“IDEXX,” the “Company,” “we” or “our”) operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we continue to refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic products for livestock and poultry health, which we referred to as Livestock and Poultry Diagnostics. We also operated two smaller operating segments that comprise products for milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our Dairy and OPTI Medical operating segments was combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they did not meet the quantitative or qualitative thresholds for reportable segments.

We have combined the management of our Livestock and Poultry Diagnostics, and Dairy lines of business to more effectively realize the market synergies between the product lines and to achieve operational efficiencies. We refer to this newly created segment as Livestock, Poultry and Dairy (“LPD”). Our OPTI Medical operating segment remains combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. The segment income (loss) from operations discussed within this report for the three and nine months ended September 30, 2012 has been retrospectively revised to reflect this change in the composition of our reportable segments. See Note 16 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for financial information about our segments and the section entitled “Description of Business by Segment” under the heading “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional description pertaining to our product and services.

CAG develops, designs, manufactures, and distributes products and performs services for veterinarians and the bioresearch market, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related instrumentation that are used to detect a wide range of diseases, to monitor health status in livestock and poultry and to detect contaminants in milk. OPTI Medical develops, designs, manufactures, and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market. Further, OPTI Medical manufactures the dry slide electrolyte consumables that are a subset of the consumables used with our Catalyst Dx® analyzer and our VetStat® Electrolyte and Blood Gas Analyzer and associated cassettes for our CAG segment.

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

Consistent with our estimate as of September 30, 2012, we believe that our U.S. CAG distributors typically hold inventory equivalent to approximately four weeks of the anticipated end-user demand for instrument consumables and rapid assay products at the end of a quarter.

Currency Impact. For the three and nine months ended September 30, 2013, approximately 25% and 26%, respectively, of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies compared to 25% for both the three and nine months ended September 30, 2012. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure.

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

During the three and nine months ended September 30, 2013, as compared to the same periods of the prior year, changes in foreign currency exchange rates decreased total company revenue by approximately $2.2 million and $6.9 million, respectively, due primarily to the strengthening of the U.S. dollar against the Japanese yen.

Effects of Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions since mid-2008. In our CAG segment, we believe that low economic growth and relatively high unemployment have led to negative or cautious consumer sentiment, which has affected the number of patient visits to veterinary clinics. With regard to the U.S., based on data provided by a subset of our customers that use our practice management systems, we observed patient visits were flat to slightly down beginning in 2009. Beginning in the fourth quarter of 2011, we observed a slight improvement in the growth of patient visits, followed by further improvement during 2012 over the previous year periods. This improvement slowed during the first nine months of 2013. We believe that this data, though limited, provides a fair and meaningful representation of the trend in patient visit activity in the U.S. Economic conditions in certain European countries remain challenging, which we believe has a negative impact on our CAG segment in particular. We believe that the overall trend in patient visits since the beginning of the economic downturn has had a slightly negative impact on the growth rate of sales of rapid assay tests, VetLab®  instrument consumables and reference laboratory diagnostic and consulting services. In addition, we believe the rate of growth of sales of our VetLab instruments, digital radiography and practice management systems, which are larger capital purchases for veterinarians, has also been affected by continued caution among veterinarians regarding economic conditions. Weaker economic conditions since mid-2008 have also caused our customers to remain sensitive to the pricing of our products and services resulting in lower revenue growth due to limited price increases for certain products.

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

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2013 are consistent with those discussed in Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2013 are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

▪	Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

The following revenue analysis and discussion focuses on organic revenue growth. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility, and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

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

Total Company. The following table presents revenue by operating segment:

Net Revenue (dollars in thousands)	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

CAG	$283,843	$262,357	$21,486	8.2%	(0.9%)	0.4%	8.7%
Water	23,247	22,223	1,024	4.6%	(0.7%)	-	5.3%
LPD	25,131	24,696	435	1.8%	1.1%	2.8%	(2.1%)
Other	6,076	6,199	(123)	(2.0%)	0.3%	-	(2.3%)
Total Company	$338,297	$315,475	$22,822	7.2%	(0.7%)	0.5%	7.4%

 Companion Animal Group. The following table presents revenue by product and service category for CAG, with the exception of the VetLab instruments, consumables, and service and accessories categories, which represent VetLab subcomponents:

Net Revenue (dollars in thousands)	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

VetLab instruments	$19,085	$21,730	$(2,645)	(12.2%)	(2.0%)	-	(10.2%)
VetLab consumables	75,813	67,703	8,110	12.0%	(0.7%)	-	12.7%
VetLab service and accessories	13,047	11,892	1,155	9.7%	(2.6%)	-	12.3%
Rapid assay products	43,042	39,315	3,727	9.5%	(0.5%)	-	10.0%
Reference laboratory diagnostic and consulting services	110,291	101,449	8,842	8.7%	(0.9%)	0.3%	9.3%
Customer information management and digital imaging systems	22,565	20,268	2,297	11.3%	(0.4%)	3.1%	8.6%
Net CAG revenue	$283,843	$262,357	$21,486	8.2%	(0.9%)	0.4%	8.7%

The decrease in VetLab instruments revenue was due primarily to lower hematology and chemistry instrument placements.

VetLab consumables revenue growth was due to higher unit volumes and, to a lesser extent, higher realized prices. The increase in unit volumes resulted primarily from growth of our installed base for our Catalyst Dx® and ProCyte Dx®  instruments as a result of customer acquisitions, as well as an increase in testing from existing customers who upgraded to these instruments, partially offset by lower sales of consumables used with our VetTest® chemistry instrument. Higher realized prices were due primarily to changes in certain distributor arrangements. The impact of changes in distributors’ inventory levels reduced reported consumables revenue growth by approximately 5%.

VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

 The increase in rapid assay product revenue was due primarily to an increase in sales volumes, most notably higher canine practice-level sales volumes, and higher average unit sales prices resulting from price increases. The impact of changes in distributors’ inventory levels contributed approximately 1% to reported revenue growth. A portion of the higher canine practice-level sales volumes was due to the impact of changes to customer loyalty programs, which resulted in a shift of sales volumes from the first quarter to the second and third quarters.

The increase in reference laboratory diagnostic and consulting services revenue resulted primarily from the impact of higher testing volumes and, to a lesser extent, price increases. Higher testing volumes were driven by the acquisition of new customers, increased testing volumes from existing customers and improved customer retention.

 The increase in customer information management and digital imaging systems revenue resulted primarily from higher support revenue due to an increase in our active installed base and revenue from Pet Health Network® Pro, which launched commercially in the first quarter of 2013.

Water. The increase in Water revenue resulted from higher sales of our Colilert® products and increased sales volumes of our Filta-Max® products. Higher sales of our Colilert products were the result of higher sales volumes in North America, a geography where these products are sold at higher average unit sales prices.

 Livestock, Poultry and Dairy. The decrease in LPD revenue resulted primarily from lower sales volumes of Bovine Spongiform Encephalopathy (“BSE”) tests resulting from changes in European Union testing requirements, partly offset by higher sales volumes of certain swine tests.

Other. The decrease in Other revenue was attributable primarily to lower sales volumes associated with our pharmaceutical product line, partly offset by higher sales volumes of consumables used with our OPTI Medical instruments and royalty revenue from our pharmaceutical out-licensing arrangements.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

Gross Profit (dollars in thousands)	For the Three Months Ended September 30, 2013	Percent of Revenue	For the Three Months Ended September 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$152,359	53.7%	$138,558	52.8%	$13,801	10.0%
Water	15,598	67.1%	14,489	65.2%	1,109	7.7%
LPD	13,140	52.3%	14,632	59.2%	(1,492)	(10.2%)
Other	2,978	49.0%	2,575	41.5%	403	15.7%
Unallocated Amounts	1,708	N/A	381	N/A	1,327	348.3%
Total Company	$185,783	54.9%	$170,635	54.1%	$15,148	8.9%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 54% from 53%. The increase in gross profit percentage resulted from higher average unit sales prices due primarily to price increases for our reference laboratory diagnostic and consulting services and a combination of higher relative sales of VetLab consumables that yield higher margins and lower relative sales of low margin VetLab instruments.

Water. Gross profit for Water increased due to higher sales and an increase in the gross profit percentage to 67% from 65%. The increase in the gross profit percentage was due primarily to lower relative sales of low margin products, higher relative sales of our Colilert products in North America where these products are sold at higher average unit sales prices and lower overall manufacturing costs driven by a decrease in materials cost.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to a decrease in the gross profit percentage to 52% from 59%, partly offset by higher sales. The decrease in the gross profit percentage was due to higher overall manufacturing costs, due primarily to lower production volumes in certain product lines and an increase in materials costs.

Other. Gross profit for Other increased due to an increase in the gross profit percentage to 49% from 42%, partly offset by lower sales. The increase in the gross profit percentage was due to higher relative royalty revenue from our remaining pharmaceutical out-licensing arrangements and sales of consumables used with our OPTI Medical instruments, both of which yield higher margins, as well as a decrease in OPTI Medical manufacturing costs resulting from a reduction in materials costs.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due to changes in certain currency exchange rates and a decrease in certain manufacturing costs. In certain geographies where we maintain inventories in currencies other than the U.S. dollar, the product costs reported in our operating segments include our standard cost for products sold stated at the budgeted currency exchange rate from the beginning of the fiscal year, which is used to establish our standard costs for products sold. In these geographies, the variances from standard cost for products sold related to changes in currency exchange rates are reported within the caption “Unallocated Amounts”. For the three months ended September 30, 2013, these variances were due primarily to the cost of product sold in Japan. Additionally, the manufacturing costs reported in our operating segments include our standard cost for products sold and certain variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net impact to gross profit as a result of manufacturing costs was favorable during the three months ended September 30, 2013 as result of the recognition of prior favorable variance capitalization in 2012.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

Operating Expenses (dollars in thousands)	For the Three Months Ended September 30, 2013	Percent of Revenue	For the Three Months Ended September 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$99,648	35.1%	$87,907	33.5%	$11,741	13.4%
Water	5,184	22.3%	4,361	19.6%	823	18.9%
LPD	12,015	47.8%	10,759	43.6%	1,256	11.7%
Other	2,366	38.9%	3,063	49.4%	(697)	(22.8%)
Unallocated Amounts	1,085	N/A	1,633	N/A	(548)	(33.6%)
Total Company	$120,298	35.6%	$107,723	34.1%	$12,575	11.7%

Operating Income (dollars in thousands)	For the Three Months Ended September 30, 2013	Percent of Revenue	For the Three Months Ended September 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$52,711	18.6%	$50,651	19.3%	$2,060	4.1%
Water	10,414	44.8%	10,128	45.6%	286	2.8%
LPD	1,125	4.5%	3,873	15.7%	(2,748)	(71.0%)
Other	612	10.1%	(488)	(7.9%)	1,100	225.4%
Unallocated Amounts	623	N/A	(1,252)	N/A	1,875	149.8%
Total Company	$65,485	19.4%	$62,912	19.9%	$2,573	4.1%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended September 30, 2013	Percent of Revenue	For the Three Months Ended September 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$51,932	18.3%	$45,110	17.2%	$6,822	15.1%
General and administrative	32,067	11.3%	28,965	11.0%	3,102	10.7%
Research and development	15,649	5.5%	13,832	5.3%	1,817	13.1%
Total operating expenses	$99,648	35.1%	$87,907	33.5%	$11,741	13.4%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs associated with expanding and transitioning our sales force that represented either in-house or reference laboratory diagnostics to account representatives who represent all CAG diagnostic modalities. The increase in general and administrative expense resulted primarily from increased personnel-related costs and an increase in costs attributable to investments in information technology. The increase in research and development expense resulted primarily from increased personnel-related costs and higher consulting and external development costs.

Water. The following table presents Water operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended September 30, 2013	Percent of Revenue	For the Three Months Ended September 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$2,443	10.5%	$2,233	10.0%	$210	9.4%
General and administrative	2,114	9.1%	1,552	7.0%	562	36.2%
Research and development	627	2.7%	576	2.6%	51	8.9%
Total operating expenses	$5,184	22.3%	$4,361	19.6%	$823	18.9%

The increase in sales and marketing and general and administrative expenses resulted primarily from higher personnel-related costs. Research and development expense for the three months ended September 30, 2013 was generally consistent with the same period of the prior year.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Three Months Ended September 30, 2013	Percent of Revenue	For the Three Months Ended September 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$5,071	20.2%	$4,151	16.8%	$920	22.2%
General and administrative	3,945	15.7%	3,385	13.7%	560	16.5%
Research and development	2,999	11.9%	3,223	13.1%	(224)	(7.0%)
Total operating expenses	$12,015	47.8%	$10,759	43.6%	$1,256	11.7%

The increase in sales and marketing expenses resulted primarily from higher personnel related costs, in part due to costs associated with the acquisition of a Brazilian distributor, as described in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on 10-Q. The increase in general and administrative expenses resulted primarily from transaction and integration expenses associated with the acquisition of the Brazilian distributor and higher personnel related costs. The decrease in research and development expense resulted primarily from lower consulting costs and a decrease in personnel-related costs.

Other. Operating expenses for Other decreased $0.7 million to $2.4 million for the three months ended September 30, 2013 as compared to the same period of the prior year due primarily to lower personnel-related costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $0.5 million to $1.1 million for the three months ended September 30, 2013 as compared to the same period of the prior year due primarily to a decrease in certain personnel-related costs. We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in certain personnel-related costs for Unallocated Amounts is due primarily to lower self-insured health care costs during the three months ended September 30, 2013 compared to the same period of the prior year.

Interest Income and Interest Expense

Interest income was $0.5 million for both the three months ended September 30, 2013 and 2012.

Interest expense increased $0.6 million to $1.5 million for the three months ended September 30, 2013 due primarily to higher average balances outstanding on our unsecured revolving credit facility. In May 2013, we refinanced our existing $300 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $450 million as more fully described under the heading “Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements; Note 10” in this Quarterly Report on Form 10-Q.

Provision for Income Taxes

Our effective income tax rate was 29.1% for the three months ended September 30, 2013 compared to 31.4% for the three months ended September 30, 2012. On January 2, 2013, U.S. federal legislation was enacted that retroactively allowed a research and development (“R&D”) tax credit for all of 2012 and extended the R&D tax credit through the twelve months ending December 31, 2013.  For the three months ended September 30, 2012, the U.S. legislation authorizing the R&D tax credit had expired and no associated tax benefit was recognized within this period. The decrease in our effective income tax rate for the three months ended September 30, 2013 as compared to the same period of the prior year was due primarily to tax benefits realized in the 2013 period resulting from the R&D tax credit and the resolution of an international audit, which resulted in a reduction in our provision for uncertain tax positions.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

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

Organic revenue growth and the percentage changes in revenue from currency and acquisitions are non-U.S. GAAP measures. See the subsection above titled “Effects of Certain Factors on Results of Operations - Currency Impact” for a description of the calculation of the percentage change in revenue resulting from changes in foreign currency exchange rates. The percentage change in revenue resulting from acquisitions represents incremental revenues attributable to acquisitions that have occurred since the beginning of the prior year period.

Total Company. The following table presents revenue by operating segment:

Net Revenue (dollars in thousands)	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

CAG	$856,617	$808,724	$47,893	5.9%	(0.8%)	0.3%	6.4%
Water	66,297	63,788	2,509	3.9%	(0.6%)	-	4.5%
LPD	81,448	82,413	(965)	(1.2%)	0.1%	0.8%	(2.1%)
Other	18,623	18,875	(252)	(1.3%)	0.1%	-	(1.4%)
Total Company	$1,022,985	$973,800	$49,185	5.1%	(0.7%)	0.4%	5.4%

 Companion Animal Group. The following table presents revenue by product and service category for CAG, with the exception of the VetLab instruments, consumables, and service and accessories categories, which represent VetLab subcomponents:

Net Revenue (dollars in thousands)	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	Dollar Change	Percentage Change	Percentage Change from Currency	Percentage Change from Acquisitions	Organic Revenue Growth

VetLab instruments	$55,622	$65,553	$(9,931)	(15.1%)	(1.1%)	-	(14.0%)
VetLab consumables	229,805	206,398	23,407	11.3%	(0.8%)	-	12.1%
VetLab service and accessories	38,225	35,614	2,611	7.3%	(2.8%)	-	10.1%
Rapid assay products	133,182	128,556	4,626	3.6%	(0.7%)	-	4.3%
Reference laboratory diagnostic and consulting services	333,857	309,696	24,161	7.8%	(0.7%)	0.2%	8.3%
Customer information management and digital imaging systems	65,926	62,907	3,019	4.8%	(0.2%)	3.2%	1.8%
Net CAG revenue	$856,617	$808,724	$47,893	5.9%	(0.8%)	0.3%	6.4%

  The decrease in VetLab instruments revenue was due primarily to a decrease in hematology placements and, to a lesser extent, Catalyst Dx placements. Lower instrument revenue was also due to the impact of customer programs, including a reagent rental program that was launched in the fourth quarter of 2012, where instrument revenue is recognized over the term of the rental agreement instead of at the time we place the instrument.

VetLab consumables revenue growth was due to both higher unit volumes and higher realized prices. The increase in unit volumes resulted primarily from growth of our installed base for our Catalyst Dx and ProCyte Dx instruments as a result of customer acquisitions, as well as an increase in testing from existing customers who upgraded to these instruments, partially offset by lower sales of consumables used with our VetTest chemistry instrument. Higher realized prices include the impact of list price increases, as well as higher prices charged as a result of changes in certain distributor arrangements. The impact of changes in distributors’ inventory levels reduced reported consumables revenue growth by approximately 2%.

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

The decrease in customer information management and digital imaging systems revenue resulted primarily from a decrease in digital radiography system placements and, to a lesser extent, Cornerstone®  system placements. These unfavorable factors were partly offset by higher support revenue due to an increase in our active installed base and revenue from Pet Health Network® Pro, which launched commercially in the first quarter of 2013.

Water. The increase in Water revenue resulted primarily from higher Colilert product and related accessories sales volumes in North America, Latin America and Europe.

 Livestock, Poultry and Dairy. The decrease in LPD revenue resulted primarily from lower sales volumes of BSE tests resulting from changes in European Union testing requirements and lower sales volumes of our Dairy SNAP® tests used for the detection of the contaminant Aflatoxin M1 and antibiotic residues in milk. In early 2012, Dairy SNAP® sales volumes were favorably impacted by testing as a result of an Aflatoxin M1 outbreak in China. Testing volumes in China subsided over the remainder of 2012. These unfavorable factors were partly offset by increased sales volume of certain swine tests.

Other. The decrease in Other revenue was attributable primarily to lower sales volumes associated with our pharmaceutical product line, partly offset by higher sales volumes of consumables used with our OPTI Medical instruments and milestone and royalty revenue from our pharmaceutical out-licensing arrangements.

Gross Profit

 Total Company. The following table presents gross profit and gross profit percentages by operating segment:

Gross Profit (dollars in thousands)	For the Nine Months Ended September 30, 2013	Percent of Revenue	For the Nine Months Ended September 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$464,301	54.2%	$425,867	52.7%	$38,434	9.0%
Water	44,136	66.6%	42,250	66.2%	1,886	4.5%
LPD	44,270	54.4%	49,801	60.4%	(5,531)	(11.1%)
Other	9,235	49.6%	8,151	43.2%	1,084	13.3%
Unallocated Amounts	5,511	N/A	4,029	N/A	1,482	36.8%
Total Company	$567,453	55.5%	$530,098	54.4%	$37,355	7.0%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 54% from 53%. The increase in gross profit percentage was due primarily to price increases for both our reference laboratory diagnostic and consulting services and VetLab consumables, efficiencies realized throughout our reference laboratory operations and a combination of lower relative sales of low margin VetLab instruments and higher relative sales of VetLab consumables that yield higher margins.

Water. Gross profit for Water increased due to higher sales and an increase in the gross profit percentage to 67% from 66%. The increase in the gross profit percentage was due primarily to higher relative sales of our Colilert products in geographies where these products are sold at higher average unit sales prices.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to a decrease in the gross profit percentage to 54% from 60% and lower sales. The decrease in the gross profit percentage was due primarily to higher overall manufacturing costs, due primarily to lower production volumes in certain product lines and an increase in materials costs, and the unfavorable impact of currency. The unfavorable impact of currency was due primarily to hedging losses during the nine months ended September 30, 2013 compared to hedging gains during the same period of the prior year.

Other. Gross profit for Other increased due to an increase in the gross profit percentage to 50% from 43%, partly offset by lower sales. The increase in the gross profit percentage was due to a decrease in OPTI Medical manufacturing costs resulting from a reduction in materials cost and higher relative milestone and royalty revenue from our remaining pharmaceutical out-licensing arrangements, which yield higher margins.

Unallocated Amounts.  Gross profit for Unallocated Amounts increased due to changes in certain currency exchange rates. In certain geographies where we maintain inventories in currencies other than the U.S. dollar, the product costs reported in our operating segments include our standard cost for products sold stated at the budgeted currency exchange rate from the beginning of the fiscal year, which is used to establish our standard cost for products sold. In these geographies, the variances from standard cost for products sold related to changes in currency exchange rates are reported within the caption “Unallocated Amounts”. For the nine months ended September 30, 2013, these variances were due primarily to the cost of product sold in Japan.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

Operating Expenses (dollars in thousands)	For the Nine Months Ended September 30, 2013	Percent of Revenue	For the Nine Months Ended September 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$296,924	34.7%	$268,530	33.2%	$28,394	10.6%
Water	15,454	23.3%	13,631	21.4%	1,823	13.4%
LPD	35,094	43.1%	34,238	41.5%	856	2.5%
Other	7,347	39.5%	8,465	44.8%	(1,118)	(13.2%)
Unallocated Amounts	7,200	N/A	6,098	N/A	1,102	18.1%
Total Company	$362,019	35.4%	$330,962	34.0%	$31,057	9.4%

Operating Income (dollars in thousands)	For the Nine Months Ended September 30, 2013	Percent of Revenue	For the Nine Months Ended September 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

CAG	$167,377	19.5%	$157,337	19.5%	$10,040	6.4%
Water	28,682	43.3%	28,619	44.9%	63	0.2%
LPD	9,176	11.3%	15,563	18.9%	(6,387)	(41.0%)
Other	1,888	10.1%	(314)	(1.7%)	2,202	701.3%
Unallocated Amounts	(1,689)	N/A	(2,069)	N/A	380	18.4%
Total Company	$205,434	20.1%	$199,136	20.4%	$6,298	3.2%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Nine Months Ended September 30, 2013	Percent of Revenue	For the Nine Months Ended September 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$154,765	18.1%	$140,713	17.4%	$14,052	10.0%
General and administrative	94,858	11.1%	86,235	10.7%	8,623	10.0%
Research and development	47,301	5.5%	41,582	5.1%	5,719	13.8%
Total operating expenses	$296,924	34.7%	$268,530	33.2%	$28,394	10.6%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs associated with expanding and transitioning our sales force that represented either in-house or reference laboratory diagnostics to account representatives who represent all CAG diagnostic modalities. The increase in general and administrative expense resulted primarily from increased personnel-related costs and an increase in costs attributable to investments in information technology. The increase in research and development expense resulted primarily from increased personnel-related costs and higher consulting and external development costs.

Water. The following table presents Water operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Nine Months Ended September 30, 2013	Percent of Revenue	For the Nine Months Ended September 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$7,262	11.0%	$7,116	11.2%	$146	2.1%
General and administrative	6,298	9.5%	4,658	7.3%	1,640	35.2%
Research and development	1,894	2.9%	1,857	2.9%	37	2.0%
Total operating expenses	$15,454	23.3%	$13,631	21.4%	$1,823	13.4%

Sales and marketing and research and development expense for the nine months ended September 30, 2013 were generally consistent with the same period of the prior year. The increase in general and administrative expense resulted primarily from higher personnel-related costs.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

Operating Expenses (dollars in thousands)	For the Nine Months Ended September 30, 2013	Percent of Revenue	For the Nine Months Ended September 30, 2012	Percent of Revenue	Dollar Change	Percentage Change

Sales and marketing	$14,953	18.4%	$14,137	17.2%	$816	5.8%
General and administrative	10,855	13.3%	10,684	13.0%	171	1.6%
Research and development	9,286	11.4%	9,417	11.4%	(131)	(1.4%)
Total operating expenses	$35,094	43.1%	$34,238	41.5%	$856	2.5%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs and increased spending on promotional activities in the Asia Pacific Region. The increases in general and administrative expense associated with the acquisition of a Brazilian distributor, including transaction and integration expenses, were largely offset by lower personnel-related costs and a decrease in intangible asset amortization. Research and development expense for the nine months ended September 30, 2013 was generally consistent with the same period of the prior year.

Other. Operating expenses for Other decreased $1.1 million to $7.3 million for the nine months ended September 30, 2013 as compared to the same period of the prior year due primarily to a decrease in personnel-related costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $1.1 million to $7.2 million for the nine months ended September 30, 2013 as compared to the same period of the prior year due primarily to losses incurred resulting from the bankruptcy of a freight payment and audit service provider (“freight service company”), partly offset by lower legal and other professional fees incurred as result of the resolution of the FTC investigation in February 2013 and proceeds received during the nine months ended September 30, 2013 in connection with the demutualization of an insurance provider. On March 25, 2013, the freight service company provided notice to us that all freight payment services would cease immediately and that certain amounts paid by us to the freight service company were not subsequently remitted to our freight carriers due to an employee fraud and a breakdown in internal controls, both at the freight service company, concluding in significant losses and the resulting bankruptcy. In response, we recorded a $3.9 million loss related to these unremitted amounts in general and administrative expense during the nine months ended September 30, 2013. We continue to monitor the freight service company’s bankruptcy proceeding, but we cannot be certain of any recovery at this time.

The increase in operating expenses that are not allocated to our operating segments was further offset by lower personnel-related costs related to unallocated corporate support function expenses. With respect to personnel-related costs, we estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Interest Income and Interest Expense

Interest income was $1.3 million for the nine months ended September 30, 2013 compared to $1.4 million for the same period of the prior year.

Interest expense increased $0.5 million to $3.5 million for the nine months ended September 30, 2013 due primarily to higher average balances outstanding on our unsecured revolving credit facility. In May 2013, we refinanced our existing $300 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $450 million as more fully described under the heading “Item 1. Financial Statements; Notes to Condensed Consolidated Financial Statements; Note 10” in this Quarterly Report on Form 10-Q.

 Provision for Income Taxes

 Our effective income tax rate was 28.9% for the nine months ended September 30, 2013 compared to 31.7% for the nine months ended September 30, 2012. On January 2, 2013, U.S. federal legislation was enacted that retroactively allowed a R&D tax credit for all of 2012 and extended the R&D tax credit through the twelve months ending December 31, 2013.  For the nine months ended September 30, 2012, the U.S. legislation authorizing the R&D tax credit had expired and no associated tax benefit was recognized within this period. The decrease in our effective income tax rate for the nine months ended September 30, 2013 as compared to the same period of the prior year was due primarily to the R&D tax credit. Because the related legislation was enacted in 2013, the full benefit of the R&D tax credit related to the prior year’s activities was recognized during the three months ended March 31, 2013.

▪	Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

▪	Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our unsecured revolving credit facility. At September 30, 2013 and December 31, 2012, we had $264.8 million and $224.0 million, respectively, of cash and cash equivalents, and working capital of $32.3 million and $163.2 million, respectively. Additionally, at September 30, 2013, we had remaining borrowing availability of $51.8 million under our $450 million unsecured revolving credit facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months, and that these resources will be sufficient in the long term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. No provision has been made for the payment of U.S. federal and state, or international taxes that may result from future remittances of these undistributed earnings of non-U.S. subsidiaries. Changes to this position could have adverse tax consequences. A determination of related tax liability that would be paid on these undistributed earnings if eventually repatriated is not practicable.   We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at September 30, 2013, approximately $263.2 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. The amount of cash and cash equivalents held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily securing various obligations) was approximately $1.4 million. As of September 30, 2013, 30% of the cash and cash equivalents held by our foreign subsidiaries was invested in money market funds restricted to U.S. government and agency securities, 45% was held as bank deposits, and 25% was invested in money market funds having investments in highly liquid investment-grade fixed-income securities. As of September 30, 2013, approximately 57% of the cash and cash equivalents held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012

Days sales outstanding(1)	41.9	41.2	40.8	39.9	41.7
Inventory turns(2)	1.7	1.7	1.7	1.8	1.7

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represents inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

 Sources and Uses of Cash

The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(dollars in thousands)	2013	2012	Dollar Change

Net cash provided by operating activities	$179,729	$153,488	$26,241
Net cash used by investing activities	(68,232)	(41,085)	(27,147)
Net cash used by financing activities	(69,396)	(75,496)	6,100
Net effect of changes in exchange rates on cash	(1,276)	639	(1,915)
Net increase in cash and cash equivalents	$40,825	$37,546	$3,279

Operating Activities. Cash provided by operating activities was $179.7 million for the nine months ended September 30, 2013 as compared to $153.5 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share based compensation arrangements to a financing activity, was $198.6 million for the nine months ended September 30, 2013 compared to $184.4 million for the same period in 2012, resulting in incremental operating cash flows of $14.2 million driven primarily by the increase in net income. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $18.9 million and $31.0 million for the nine months ended September 30, 2013 and 2012, respectively, resulting in an incremental increase in cash of $12.0 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Nine Months Ended September 30,
(dollars in thousands)	2013	2012	Dollar Change

Accounts receivable	$(12,795)	$255	$(13,050)
Inventories	(6,360)	(18,078)	11,718
Other assets	4,717	539	4,178
Accounts payable	2,184	(4,893)	7,077
Accrued liabilities	(3,269)	(3,751)	482
Deferred revenue	4,050	5,151	(1,101)
Tax benefit from share-based compensation arrangements	(7,438)	(10,182)	2,744
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(18,911)	$(30,959)	$12,048

The increase in cash used for purchasing inventories during the nine months ended September 30, 2013 was less than the same period of the prior year due primarily to the timing of inventory receipts during the nine months ended September 30, 2012. Incremental cash provided by accounts payable during the nine months ended September 30, 2013 was due primarily to the timing of vendor payments during the nine months ended September 30, 2013 as compared to the same period of the prior year. The incremental cash provided by other assets during the nine months ended September 30, 2013 was due primarily to a $6.3 million royalty prepayment to a licensor during the nine months ended September 30, 2012. The increase in accounts receivable during the nine months ended September 30, 2013 was greater than the increase during the same period of the prior year due primarily to higher revenues in the last month of the quarter ended September 30, 2013 as compared to the same period of the prior year and the timing of customer payments.

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

Investing Activities. Cash used by investing activities was $68.2 million for the nine months ended September 30, 2013 as compared to $41.1 million for the same period of the prior year. The increase in cash used by investing activities during the nine months ended September 30, 2013 as compared to the same period of the prior year was due primarily to incremental purchases of property and equipment and the acquisition of a Brazilian distributor. The incremental purchases of property and equipment were primarily related to investments to expand our headquarters facility in Westbrook, Maine and, to a lesser extent, our investments in manufacturing equipment. Our acquisition of the Brazilian distributor is described in Note 4 to the condensed consolidated financial statements included in this Quarterly Report on 10-Q.

Our total capital expenditure plan for 2013 is estimated to be approximately $90 million, which includes the expansion of our headquarters facility in Westbrook, Maine, investments in software for internal use and information technology infrastructure, capital investments in manufacturing equipment and investments in our reference laboratory equipment and facilities.

Financing Activities. Cash used by financing activities was $69.4 million for the nine months ended September 30, 2013 as compared to $75.5 million for the same period in 2012. The incremental cash provided by financing activities was due primarily to an increase in net borrowings under the Credit Facility, partly offset by an increase in cash used to repurchase common stock.

Cash used to repurchase shares of our common stock increased by $191.8 million during the nine months ended September 30, 2013 as compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to September 30, 2013, we have repurchased 48.2 million shares. During the nine months ended September 30, 2013, we purchased 3.1 million shares for an aggregate cost of $282.9 million compared to purchases of 1.0 million shares for an aggregate cost of $91.2 million during the nine months ended September 30, 2012. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

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

Net borrowing and repayment activity under our Credit Facility resulted in incremental cash provided of $196.2 million during the nine months ended September 30, 2013 as compared to the same period of the prior year. At September 30, 2013, we had $397.2 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit issued related to our worker’s compensation policy covering claims for the years ending 2009 through 2013. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization not to exceed 3-to-1. At September 30, 2013, we were in compliance with the covenants of the Credit Facility.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30, 2013 are consistent with those discussed in the section under the heading “Part 2, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the Securities and Exchange Commission (the “SEC”) in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2013, our chief executive officer and chief financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against non-U.S. currencies, and in particular the Euro, British pound, Canadian dollar, Japanese yen and Australian dollar, adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. For the three and nine months ended September 30, 2013, approximately 25% and 26%, respectively, of our revenue was derived from products manufactured in the U.S. and sold internationally in local currencies compared to 25% for both the three and nine months ended September 30, 2012.  To mitigate such foreign currency exposure, we utilize non-speculative forward currency exchange contracts. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

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

Increase in Corporate Hospital Ownership and Prevalence of Buying Consortiums Could Negatively Affect Our Business

An increasing percentage of veterinary hospitals in the U.S. is owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include Banfield Pet Hospital, VCA Antech, Inc., and National Veterinary Associates, each of which is currently a customer of IDEXX. A similar trend exists in the U.K. and the Nordic countries and may in the future also develop in other countries. Furthermore, an increasing percentage of individually owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums that we believe are positive for our business, decisions by larger corporate owners and buying consortiums, in particular Banfield Pet Hospital, to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations, which could be material. In addition, certain corporate owners, most notably VCA Antech, Inc., our primary competitor in the U.S. and Canadian markets for veterinary reference laboratory diagnostic services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally use their reference laboratory services almost exclusively and shift a large portion of their testing from in-clinic testing to their reference laboratories. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For both the three and nine months ended September 30, 2013, approximately 41% of our revenue was attributable to sales of products and services to customers outside the U.S., which was unchanged from the same periods of the prior year. Various possible risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters and unexpected regulatory and economic or political changes in foreign markets. Further, prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. Our results of operations are also susceptible to changes in foreign currency exchange rates. As a result, the mix of domestic and international sales in a particular period could have a material impact on our results of operations for that period.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1 to July 31, 2013	234,593	$93.17	234,550	4,341,410
August 1 to August 31, 2013	251,325	96.96	251,325	4,090,085
September 1 to September 30, 2013	316,495	95.98	315,800	3,774,285
Total	802,413	$95.52	801,675	3,774,285

Our board of directors has approved the repurchase of up to 52 million shares of our common stock in the open market or in negotiated transactions. The plan was approved and announced on August 13, 1999, and subsequently amended on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010, October 12, 2011 and May 7, 2013. There is no specified expiration date for this repurchase plan. There were no other repurchase plans outstanding during the three months ended September 30, 2013, and no repurchase plans expired during the period. Repurchases of 801,675 shares were made during the three months ended September 30, 2013 in transactions made pursuant to our repurchase plan.

During the three months ended September 30, 2013, we received 738 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may be purchased under the repurchase plan.

Item 5.   Other Information

As previously disclosed, on February 28, 2013, our Chairman and Chief Executive Officer, Jonathan W. Ayers, established a plan pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934 with respect to stock options that are scheduled to expire on various dates in February 2014. Under the plan, Mr. Ayers may exercise, under pre-arranged terms, options to purchase 363,688 shares of IDEXX common stock and sell a portion of the shares received on exercise.

Of the shares acquired on exercise, Mr. Ayers will retain shares having a value equal to approximately 50% of the spread between the market price of the stock and the option exercise price, after taxes and transaction expenses. He intends to sell the remaining shares to cover the exercise price, transaction expenses and taxes, and to diversify his assets.

The transactions under the 10b5-1 plan will commence in October 2013 and continue through February 2014, and will be disclosed publically as they occur through Form 144 and Form 4 filings with the Securities and Exchange Commission.

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

Item 6.Exhibits

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

Date: October 22, 2013	IDEXX LABORATORIES, INC. /s/ Jonathan W. Ayers Jonathan W. Ayers Chairman, President and Chief Executive Officer (Principal Executive Officer)

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