Form 10-K
period 2013-12-31
IDEXX LABORATORIES INC /DE
filed 2014-02-18
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 0-19271
IDEXX LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) ONE IDEXX DRIVE, WESTBROOK, MAINE (Address of principal executive offices)	01-0393723 (I.R.S. Employer Identification No.) 04092 (ZIP Code)

Registrant’s telephone number, including area code: 207-556-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value per share	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sale price on June 28, 2013 of the registrant’s Common Stock, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the NASDAQ Global Select Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $4,682,537,942. For these purposes, the registrant considers its directors and executive officers to be its only affiliates.

The number of shares outstanding of the registrant’s Common Stock was 51,599,863 on February 7, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Specifically identified portions of the Company’s definitive Proxy Statement to be filed in connection with the Company’s 2014 annual meeting of stockholders (the “2014 Annual Meeting”), to be held on  May 7, 2014, are incorporated herein by reference.

IDEXX LABORATORIES, INC.

Annual Report on Form 10-K

BASIS OF PRESENTATION

IDEXX Laboratories, Inc. is a Delaware corporation. Our principal executive offices are located at One IDEXX Drive, Westbrook, Maine 04092, our telephone number is 207-556-0300, and our Internet address is www.idexx.com. References herein to “we,” “us,” “our,” the “Company,” or “IDEXX” include IDEXX Laboratories, Inc. and our wholly-owned subsidiaries and majority-owned subsidiaries unless the context otherwise requires.

The following terms used in this Annual Report on Form 10-K are our trademarks: 4Dx®,  Catalyst Dx®, Catalyst One™, Coag Dx™,  Colilert®,  Colisure®,  Cornerstone®,  DVMAX®,  Enterolert®,  EquiView®,  EquiView PACS®,  Feline Triple®,  Filta-Max®,  Filta-Max xpress®,  IDEXX I-Vision CR®,  IDEXX I-Vision DR®,  IDEXX I-Vision Mobile™,  IDEXX ImageBank™  , IDEXX-PACS™,  IDEXX VetLab®,  IDEXX VPM™,  LaserCyte®, LaserCyte Dx™,  Navigator™, OPTI®, OPTI LION™,  PetChek®,  PetDetect®,  Pet Health Network®,  Practice Profile™,  ProCyte Dx®,  Pseudalert®,  Quanti-Tray®,  SimPlate®, SmartService™, SNAP®,  SNAPduo®,  SNAP Pro®, SNAP cPL™  , SNAP fPL™,  SNAPshot Dx®,  VetAutoread™,  VetConnect®, VetLab UA™,  VetLINK®,  VetLyte®,  VetStat®,  VetTest® and VetVault®.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2013 contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to future revenue growth rates, earnings and other measures of financial performance; the effect of economic downturns on our business performance; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. Any forward-looking statements represent our estimates only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

PART I

ITEM 1. BUSINESS

We are a Delaware corporation incorporated in 1983. We develop, manufacture and distribute products and provide services primarily for the companion animal veterinary, livestock and poultry, water testing and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our primary products and services are:

•	Point-of-care veterinary diagnostic products, comprising instruments and consumables, and rapid assays;
•	Veterinary reference laboratory diagnostic and consulting services used by veterinarians;
•	Practice management systems and services and digital radiography systems used by veterinarians;
•	Biological materials testing and laboratory diagnostic instruments and services used by the biomedical research community;
•	Diagnostic and health-monitoring products for livestock and poultry;
•	Products that test water for certain microbiological contaminants;
•	Products that test milk for antibiotic residues and other contaminants; and
•	Point-of-care electrolytes and blood gas analyzers used in the human point-of-care medical diagnostics market.

DESCRIPTION OF BUSINESS BY SEGMENT

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

In 2013, we combined the management of our Livestock and Poultry Diagnostics and Dairy lines of business to more effectively realize the market synergies between the product lines and to achieve operational efficiencies. We refer to this segment as Livestock, Poultry and Dairy (“LPD”). Our OPTI Medical operating segment remains combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. The segment income (loss) from operations discussed within this report for the years ended December 31, 2012 and 2011 has been retrospectively revised to reflect this change in the composition of our reportable segments. See Note 15 to the consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for financial information about our segments, including our product and service categories and our geographic areas.

The performance of our business is particularly subject to various risks that are associated with doing business internationally. For the year ended December 31, 2013, sales of products and services to customers outside the U.S. accounted for approximately 42% of our overall revenue. These foreign sales accounted for approximately 35%, 51% and 88% of revenue in our CAG, Water and LPD segments, respectively. See “Part 1, Item 1A. Risk Factors.”

COMPANION ANIMAL GROUP

CAG provides diagnostic capabilities and information management solutions that enhance the health and well-being of pets to veterinarians. The breadth and complementary nature of our products and services comprise a unique competitive advantage that we refer to as the IDEXX Diagnostic Advantage, providing veterinarians with the tools and services to offer advanced veterinary medical care. The IDEXX Diagnostic Advantage improves staff efficiencies and also enables the veterinarian to communicate the value of this medical care to the pet owner, which ultimately leads to growing practice revenues.

CAG Diagnostics

We provide diagnostic capabilities that meet veterinarians’ diverse needs through a variety of modalities, including in-clinic diagnostic solutions and outside reference laboratory services, which are integrated within our information management technologies to provide a comprehensive view of patient diagnostic information that is easily accessible by both the veterinarian and pet owner.

Integrated Diagnostic Information Management

VetConnect PLUS is a cloud-based technology that enables veterinarians to access and analyze patients’ data from IDEXX’s diagnostic modalities. These integrated diagnostic results provide the veterinarian with a visualization of patient-specific testing results, allowing the veterinarian to easily see and trend patient-specific diagnostic results, enabling greater medical insight. In addition, VetConnect PLUS provides instant mobile or browser-based access to results, which can be printed or emailed to pet owners and other veterinarians. In this way, VetConnect PLUS can aid veterinarians and practice staff in engaging the pet owner in the patient’s care, which can support greater compliance with medical recommendations or preventive care protocols.

In-Clinic Diagnostic Solutions

Our in-clinic diagnostic solutions are comprised of both our IDEXX VetLab suite of in-clinic chemistry and hematology analyzers and associated proprietary consumable products that provide real-time reference lab quality diagnostic results and a broad range of single-use, handheld IDEXX SNAP Rapid Assay test kits that provide quick, accurate and convenient point-of-care diagnostic test results for a variety of companion animal diseases and health conditions.

The IDEXX VetLab suite includes several instrument systems, as well as associated proprietary consumable products, all of which are described below. Additionally, we offer extended maintenance agreements in connection with the sale of our instruments.

Blood and Urine Chemistry. We sell three chemistry analyzers, the Catalyst Dx Chemistry Analyzer, the upcoming Catalyst One Chemistry Analyzer and the VetTest Chemistry Analyzer, that are used by veterinarians to measure levels of certain enzymes and other substances in blood or urine for monitoring health status and assisting in diagnosing physiologic conditions. These three instruments use consumables manufactured for IDEXX by Ortho-Clinical Diagnostics, Inc. (“Ortho”) based on Ortho’s dry slide technology. In addition, the Catalyst Dx and the Catalyst One analyzers also use dry slide electrolyte consumables manufactured by OPTI Medical Systems, Inc. (“OPTI Medical Systems”), one of our wholly-owned subsidiaries, and other slides also manufactured by IDEXX. Blood tests commonly run on these analyzers include glucose, alkaline phosphatase, ALT (alanine aminotransferase), albumin, calcium, creatinine, blood urea nitrogen and total protein. Tests are sold individually and in prepackaged panels. All three analyzers also run a urine test called urine protein:creatinine ratio, which assists in the early detection of renal disease.

The Catalyst Dx and Catalyst One analyzers provide significantly improved throughput, ease of use and test menu relative to the VetTest analyzer (our original chemistry analyzer), including the ability to run electrolytes, phenobarbital and fructosamine. Key ease-of-use features include the ability to run a whole blood sample using an on-board centrifuge, the ability to run pre-packaged, multi-slide clips in addition to single chemistry slides and an automated metering system. These analyzers also enable automated dilutions, which is an ease-of-use feature both for certain blood chemistries and the test for urine protein:creatinine ratio. The Catalyst Dx analyzer allows a veterinarian to run multiple patient samples simultaneously and both the Catalyst Dx and Catalyst One run different sample types including whole blood, plasma, serum and urine. In addition, the Catalyst Dx and Catalyst One analyzers run a test to measure phenobarbital levels in blood, allowing veterinarians to adjust anticonvulsant medication more quickly and efficiently. We began shipping a fructosamine test, compatible for the Catalyst Dx and upcoming Catalyst One analyzers, during the fourth quarter of 2013. Fructosamine levels are used to manage canine and feline diabetes mellitus, helping to assess insulin treatments and adjust insulin dosages. We expect to introduce a total thyroxine (“T4”) slide for use with the Catalyst One analyzer upon its launch date and for use with the Catalyst Dx early in 2015. T4 testing is essential to assessing thyroid function and is an accepted standard for baseline testing for both sick pets and preventive care in senior pets.

The upcoming Catalyst One analyzer is engineered to deliver the same laboratory-quality results and real-time work flow as the Catalyst Dx analyzer, offering an attractive in-house chemistry option when a single sample drawer is sufficient for a clinic’s work-flow requirements. In addition, the Catalyst One analyzer will be the industry’s first to combine chemistry, electrolytes and T4  in a single sample run. Placements of the Catalyst One analyzer are expected to begin in the fourth quarter of 2014.

We also sell two other chemistry analyzers, the VetLyte Electrolyte Analyzer and the VetStat Electrolyte and Blood Gas Analyzer. The VetStat analyzer runs single-use disposable cassettes that are manufactured by OPTI Medical Systems.

Sales of consumables for use in our installed base of chemistry analyzers provide the majority of consumables volumes and recurring revenues generated from our installed base of IDEXX VetLab equipment.

Hematology. We sell four hematology analyzers that assess the cellular components of blood, including red blood cells, white blood cells and platelets (also called a complete blood count). These analyzers include the ProCyte Dx Hematology Analyzer, which uses laser-flow cytometry, optical fluorescence and laminar-flow impedance in its analysis; the original LaserCyte Hematology Analyzer and next generation LaserCyte Dx Hematology Analyzer, launched in 2013, which both use laser-flow cytometry technology in their analysis; and the IDEXX VetAutoread Hematology Analyzer, our original hematology analyzer. In addition, the ProCyte Dx Hematology Analyzer, the LaserCyte Dx Hematology Analyzer and the LaserCyte Hematology Analyzer each have the ability to analyze the components of certain body fluids. We also sell the Coag Dx Analyzer, which permits the detection and diagnosis of blood clotting disorders.

The ProCyte Dx analyzer is our premier hematology analyzer, which we launched in 2010. The ProCyte Dx analyzer provides significantly improved throughput and accuracy and more complete medical information relative to the LaserCyte, LaserCyte Dx and VetAutoread hematology analyzers. The ProCyte Dx analyzer provides up to 26 different blood parameters, including the ability to detect band neutrophils and nucleated red blood cells, for a more complete picture of a patient’s health. The ProCyte Dx is validated for ten companion animal species (canine, feline, equine, bovine, ferret, rabbit, gerbil, pig, guinea pig and mini pig) with research and development efforts focused on validating results for additional species. In 2012, we began to place ProCyte Dx analyzers containing a more advanced and research-focused user interface with customers in the bioresearch market. In 2013, we launched the LaserCyte Dx Hematology Analyzer, which combines the advanced capabilities of the original LaserCyte Hematology Analyzer with several features of our ProCyte Dx analyzer.

Immunoassay Testing Instruments. With multiple-patient testing functionality, the SNAPshot Dx Analyzer provides quantitative measurements of total T4, cortisol and bile acids to assist in the evaluation of thyroid, adrenal and liver function, respectively. The SNAPshot Dx analyzer also reads, interprets and records the results of many IDEXX rapid assay SNAP tests, including our canine SNAP 4Dx Plus test, feline SNAP FIV/FeLV Combo test, canine SNAP cPL test, feline SNAP fPL test, SNAP Feline Triple test and canine SNAP Heartworm RT test.

We are taking pre-orders for our upcoming SNAP Pro Mobile device that automatically activates a SNAP test, properly times the run and captures an image of the result. This device improves medical care by allowing veterinarians to share the test results on the SNAP Pro Mobile screen, or via VetConnect PLUS. In addition, the SNAP Pro Mobile device improves staff efficiency and ensures that all SNAP test runs are captured and entered into the patient record for customer billing. We anticipate the SNAP Pro Mobile Device will begin shipping at the end of the first quarter of 2014.

Urinalysis. The IDEXX VetLab UA Analyzer provides rapid, semi-quantitative chemical urinalysis and is validated specifically for veterinary use.

IDEXX VetLab Station. The IDEXX VetLab Station (“IVLS”) connects and integrates the diagnostic information from all the IDEXX VetLab analyzers and thus provides reference laboratory information management system capability. IVLS securely connects to the internet, and in this way enables IDEXX to perform, through SmartService Solutions, remote instrument service and firmware updates to IVLS and certain connected instruments. IVLS also sends all results created on connected instruments instantly to VetConnect PLUS. We sell IVLS as an integral component of the Catalyst Dx, LaserCyte Dx and ProCyte Dx analyzers and also as a standalone hardware platform. The IVLS includes a touch screen user interface to simplify laboratory work flow, connect with a practice management system and send information to run the individual analyzers. IVLS also generates one integrated patient report incorporating all of the lab work generated by the IDEXX VetLab suite, stores, retrieves and analyzes historical patient diagnostics data, including SNAP test results, and sends and receives information from practice management systems, including the IDEXX Cornerstone system, as well as a wide variety of third-party systems.

The SNAP Rapid Assays are single-use, handheld test kits that can work without the use of instrumentation, although many kits may also be read and recorded automatically by the SNAPshot Dx analyzer or activated and captured automatically by the SNAP Pro Mobile device as discussed above. The principal SNAP Rapid Assay tests are as follows:

Single-Use Canine Tests:

•

SNAP 4Dx Plus, launched during the second quarter of 2012, which tests for the tick-borne diseases Lyme disease, Ehrlichia canis, Ehrlichia ewingii, Anaplasma phagocytophilum and Anaplasma platys, and the mosquito-borne disease canine heartworm;

•	SNAP 3Dx, which tests for Lyme disease, Ehrlichia canis and canine heartworm;
•	SNAP Heartworm RT, which tests for canine heartworm;
•	SNAP Parvo, which tests for parvovirus, a virus causing life-threatening damage to the immune system and intestinal tract;
•	SNAP cPL, which tests for canine pancreatitis; and
•	SNAP Giardia, which is a fecal test for soluble Giardia antigens, a common cause of waterborne infection.

Single-Use Feline Tests:

•	SNAP Feline Triple, which tests for feline immunodeficiency virus (“FIV”) (which is similar to the human AIDS virus), feline leukemia virus (“FeLV”) and feline heartworm;
•	SNAP FIV/FeLV Combo Test, which tests for FIV and FeLV;
•	SNAP fPL, which tests for feline pancreatitis;
•	SNAP Giardia, which is a fecal test for soluble Giardia antigens; and
•	SNAP Feline proBNP, which uses a cardiac biomarker (NT proBNP) to test for stretch and stress on the heart.

Sales of canine vector-borne disease tests, including SNAP 4Dx Plus, SNAP 3Dx and SNAP Heartworm RT, are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practice.

In addition to our single-use tests, we sell a line of microwell-based test kits under the PetChek name for canine heartworm, FIV and FeLV. Larger clinics and laboratories use these kits to test multiple samples and provide ease-of-use and cost advantages to high-volume customers.

Outside Reference Laboratory Diagnostic and Consulting Services

We offer commercial reference laboratory diagnostic and consulting services to veterinarians worldwide, including customers in the U.S., Europe, Canada, Australia, Japan, South Africa and South Korea. We have large reference laboratories in Memphis, Tennessee and Leipzig, Germany that are strategically located near large courier hubs. Customers use our services by submitting samples by courier or overnight delivery to one of our facilities. Most test results have same-day or next-day turnaround times. Our reference laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in animals, including all tests that can be run in-clinic at the veterinary practice with our instruments or rapid assays. This menu of tests also includes a number of specialized and proprietary tests that we have developed that allow practitioners to diagnose increasingly relevant conditions in dogs and cats, including heart disease, allergies, pancreatitis, diabetes and infectious diseases. Canine vector-borne disease testing volumes are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practice.

Additionally, we provide specialized veterinary consultation, telemedicine and advisory services, including radiology, cardiology, internal medicine and ultrasound consulting. These services enable veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the Internet.

In 2012, we acquired the research and diagnostic laboratory (“RADIL”) business of the College of Veterinary Medicine from the University of Missouri. RADIL provides health monitoring and diagnostic testing services to bioresearch customers in North America, Europe and Asia.

Customer Information Management and Digital Imaging Systems

Customer Information Management. We develop, market and sell practice management systems, including hardware, software and services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling (including for boarding and grooming), client communication, billing and inventory management. Our principal practice management systems are Cornerstone and DVMAX Veterinary Practice Management Software. We also support several legacy practice management systems installed with our customers, including IDEXX Better Choice, IDEXX VPM and IDEXX VetLINK. Our practice management services include Cornerstone Coaching, Practice Profile, IDEXX Reminder Service, VetVault Backup Solution and PetDetect Pet Identification System.

In addition, we commercially launched Pet Health Network Pro in March 2013. Pet Health Network Pro is a subscription-based service that permits veterinarians to provide online communication and education to pet owners before, during and after each patient visit, thus strengthening the loyalty between a practice and its clients. Further, veterinarians can share VetConnect PLUS testing results directly with pet owners via Pet Health Network Pro. We also offer IDEXX Pet Health Network 3D, an educational subscription-based tool which provides anatomical animations that improve client communication and understanding in the exam room and facilitates adherence to veterinarian recommendations. Certain of our services are compatible with non-IDEXX practice management systems.

Digital Imaging Systems. Our digital imaging systems capture radiographic images in digital form, replacing traditional x-ray film and the film development process, which generally requires the use of hazardous chemicals and darkrooms. We market and sell two digital imaging systems for use in the small animal veterinary hospital, the IDEXX I-Vision CR, our latest generation computed radiography system, launched in 2012, and the IDEXX I-Vision DR system. We also market and sell the IDEXX EquiView system for use as a portable unit in ambulatory veterinary practices, such as equine practices.

Our digital imaging systems use picture archiving and communication system (“PACS”) software, IDEXX-PACS and IDEXX EquiView PACS, for the viewing, manipulation, management, storage and retrieval of the digital images generated by the digital capture plate. The PACS software also permits images from our digital imaging systems to be integrated into patients’ medical records in the Cornerstone system, as well as transferred to other practice management systems. IDEXX I-Vision Mobile is an application that allows veterinarians with the I-Vision DR and IDEXX I-Vision CR systems, as well as our legacy digital radiography systems, to request, view and send images using an iPad®  or an Android™ mobile tablet. This application integrates with our IDEXX-PACS software. In November 2013, we launched the IDEXX ImageBank storage system, a cloud-based image storage solution which provides secure storage for an unlimited number of diagnostic images and is accessible anywhere through VetConnect PLUS.

WATER

We provide innovative testing solutions for easy, rapid and accurate detection and quantification of various microbiological parameters in water, helping to ensure water safety for people around the world.

Our principal products are the Colilert, Colilert-18 and Colisure tests, which simultaneously detect the presence of total coliforms and E. coli in water. These organisms are broadly used as microbial indicators for potential fecal contamination in water. These products utilize nutrient-indicators that produce a change in color or fluorescence when metabolized by target microbes in the sample. Our water tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with regulatory standards, including U.S. Environmental Protection Agency (“EPA”) standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, waste water and water from private wells.

Our Enterolert products detect the presence of enterococci in drinking, waste and recreational waters. Enterococci, bacteria normally found in human and animal waste, are organisms broadly used as microbial indicators for potential fecal contamination in water. Our Pseudalert products detect the presence of Pseudomonas aeruginosa  in pool, spa and bottled water. Pseudomonas aeruginosa is a pathogen that can cause “hot-tub rash,” “swimmer’s ear” and potentially fatal infections in individuals with weakened immune systems.  Our Filta-Max and Filta-Max xpress products are used in the detection of Cryptosporidium and Giardia in water. Cryptosporidium and Giardia are parasites that can cause potentially fatal gastrointestinal illness if ingested. We also distribute certain water testing kits manufactured by Life Technologies Corporation that complement our Cryptosporidium and Giardia testing products.

Our Quanti-Tray products, when used in conjunction with our Colilert, Colilert-18, Colisure, Enterolert, Pseudalert or Heterotrophic Plate Count (HPC) products, provide users quantitative measurements of microbial contamination rather than a presence/absence indication. Our SimPlate for HPC product detects the total number of the most common bacteria in a water sample.

We also sell consumables, parts and accessories to be used with many of our water testing products.

LIVESTOCK, POULTRY and dairy

We sell diagnostic tests and related instrumentation that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk and food. Our livestock and poultry diagnostic products are purchased by government and private laboratories that provide testing services to cattle, swine and poultry veterinarians, producers and processors. Our principal livestock and poultry diagnostic products include tests for Bovine Viral Diarrhea Virus (“BVDV”) and Porcine Reproductive and Respiratory Syndrome (“PRRS”). BVDV is a common and contagious viral infection that suppresses the immune system, making the animal susceptible to a host of other infections, impacting beef and dairy production yields as a result. PRRS is a contagious virus causing reproductive problems and respiratory diseases in swine.

Our principal dairy products use our SNAP test format and are used by dairy producers and processors worldwide to detect antibiotic drug residue in milk. Our primary product line is SNAP Beta-Lactam, which detects penicillin, amoxicillin, ampicillin, ceftiofur and cephapirin residues, followed by SNAPduo Beta-Tetra, which detects certain tetracycline antibiotic residues in addition to those detected by the SNAP Beta Lactam test kits. We also sell SNAP tests for the detection of certain other contaminants in milk, such as Aflatoxin M1.

In the third quarter of 2013, we acquired a Brazilian distributor of certain of our Livestock, Poultry and Dairy products. As part of this acquisition, we acquired the right to distribute product lines of food safety products which provide microbial monitoring and drug residue tests for bovine, poultry and swine producers, meat exporters and pharmaceutical companies.

OTHER

OPTI Medical Systems

Through OPTI Medical Systems, we sell point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose, lactate, blood urea nitrogen and ionized calcium, and to calculate other parameters such as base excess and anion gap. These OPTI analyzers are used primarily in emergency rooms, operating rooms, cardiac monitoring areas and other locations where time-critical diagnostic testing is performed within the hospital setting. Our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer contains many new features relative to previous generation blood gas analyzers including customized work flows, faster time to result, improved communication and a multi-level electronic control. Similar to our earlier generation OPTI CCA and OPTI Touch Electrolyte Analyzers, the OPTI CCA-TS2 runs whole blood, plasma and serum samples on single-use disposable cassettes that contain various configurations of analytes. The OPTI R Analyzer runs reusable cassettes in various analyte configurations, and the OPTI LION Stat Electrolyte Analyzer runs single-use electrolyte cassettes.

In addition, OPTI Medical Systems manufactures our VetStat analyzer, an instrument and consumable system that is a member of the IDEXX VetLab suite for the veterinary market, and provides the electrolyte module and dry slide reagents that make up the electrolyte testing functionality of the Catalyst Dx analyzer for our CAG segment.

Other Activities

In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a feline insulin product under development. Upon completion of this transaction we restructured the remaining pharmaceutical division and realigned two of our pharmaceutical product lines to the Rapid Assay line of business, which is part of CAG, and realigned the remainder of the products, comprised of one product line and two out-licensing arrangements, to the Other segment. We retained certain drug delivery technologies that we continue to seek to commercialize through agreements with third parties, such as pharmaceutical companies, that are also included in the Other segment.

We earned milestone payments of $3.5 million and $3.0 million in 2012 and 2011, respectively, in connection with the achievement of certain sales milestones by the acquirer of our feline insulin product following commercialization of that product. See Note 22 to the consolidated financial statements for the year ended December 31, 2013, included in this Annual Report on Form 10-K, for additional information regarding the restructuring of our pharmaceutical business. Since realignment to the Rapid Assay line of business, we have discontinued the production and sale of the two remaining pharmaceutical product lines. Neither of these product lines is or was a significant contributor to revenue in the Rapid Assay line of business.

MARKETING AND DISTRIBUTION

We market, sell and service our products worldwide through our marketing, sales and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in all major regions, including Africa, Asia Pacific, Canada, Europe and Latin America.

Generally, we select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. We market our companion animal diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel and rapid assay test kits and instrument consumables supplied primarily by distributors. Outside the U.S., we sell our companion animal diagnostic products through our direct sales force and, in certain countries, through distributors and other resellers. We sell our veterinary reference laboratory diagnostic and consulting services worldwide generally through our direct sales force. We market our software and digital radiography products through our direct sales force and through distributors primarily in the U.S. and Canada. We market our Water and LPD products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force. We sell our OPTI electrolyte and blood gas analyzers both directly and through independent human medical product distributors in the U.S. and we sell most of the related consumables through the distribution channel. Outside the U.S., we sell our OPTI products primarily through distributors and other resellers.

Our largest customers are the U.S. distributors of our products in the CAG segment. Our two largest CAG distributors are Henry Schein Animal Health Supply, LLC (“Henry Schein”) and MWI Veterinary Supply, Inc. (“MWI”). Henry Schein accounted for 9% of our 2013, 2012 and 2011 revenue, and 7% of our net accounts receivable at December 31, 2013 and 2012. MWI accounted for 8%, 8% and 7% of our 2013, 2012 and 2011 revenue, respectively, and 11% and 9% of our net accounts receivable at December 31, 2013 and 2012, respectively.

RESEARCH AND DEVELOPMENT

Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our business areas. Our research and development expenses, which consist of salaries, employee benefits, materials and external consulting and development costs, were $88.0 million, $82.0 million and $76.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, or 6.4%, 6.3% and 6.2% of our consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

PATENTS AND LICENSES

We actively seek to obtain patent protection in the U.S. and other countries for inventions covering our products and technologies. We also license patents and technologies from third parties. Patents and licenses of patents and technologies from third parties are considered important to the Company based on a variety of factors, including providing protection for the Company’s inventions and other proprietary intellectual property, affording protection from competitors in certain markets, enabling the use of more effective and efficient technologies in the development and production of our products and offerings, strengthening the Company’s reputation and standing among customers, employees and key suppliers, and acting as a deterrent against counterfeiters, imitators and other copiers of technologies.

Important patents and licenses include:

•

Exclusive licenses from the University of Texas and Tulane University to patents that expire in 2017 and 2019, respectively, relating to reagents and methods for the detection of Lyme disease utilized in certain of our SNAP products and a reference laboratory diagnostic test;

•	A patent concerning the Colilert-18 product that expires in 2014;
•	A patent concerning the Quanti-Tray product that expires in 2014;
•

A patent that relates to certain methods and kits for simultaneously detecting antigens and antibodies, which covers certain of our SNAP products, including our canine and feline combination tests, that expires in 2014;

•	An exclusive license from Boehringer Ingelheim to certain patents covering reagents and methods for detecting PRRS that expire in 2014;
•	An exclusive license from Cornell University to patents covering methods for detecting BVDV that expire beginning in 2017;
•	Patents concerning the SNAP immunoassay platform that expire in 2015; and
•	Patents concerning Catalyst Dx consumables that expire beginning in 2023.

While we consider these proprietary technology rights to be important to the Company, a range of factors help to mitigate the future effects of patent and license expiration on our results of operations and financial position. These factors include our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; our significant know-how, scale and investments related to manufacturing processes of associated product offerings and certain supply arrangements for consumables that are compatible with our instruments. Although the Company has several patents and licenses of patents and technologies from third parties expected to expire during 2014 and 2015, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on the Company’s financial position or future operations. In addition, we already face notable competition in certain areas as other companies have been successful in bringing competitive products to market, despite the protections afforded by these proprietary technology rights.

To the extent some of our products may now or in the future embody technologies protected by patents, copyrights or trade secrets of others, we may be required to obtain licenses to such technologies in order to continue to sell our products. These licenses may not be available on commercially reasonable terms or at all. Our failure to obtain any such licenses may delay or prevent the sale of certain new or existing products. See “Part I, Item 1A. Risk Factors.”

PRODUCTION AND SUPPLY

Many of the instruments that we sell are manufactured by third parties and we rely on third parties to supply us with certain important components, raw materials and consumables used in or with our products. In some cases these third parties are sole or single source suppliers.

Instruments and consumables. Significant products supplied by sole and single source providers include VetTest analyzers and consumables, Catalyst Dx consumables (other than electrolyte consumables and the fructosamine and T4 slides), LaserCyte and LaserCyte Dx consumables and VetAutoread, VetLyte and ProCyte Dx analyzers and consumables.

VetTest and Catalyst chemistry slides are supplied by Ortho under supply agreements that are currently set to expire at the end of 2028. We are required to purchase all of our requirements for our current menu of VetTest and Catalyst chemistry slides from Ortho to the extent Ortho is able to supply those requirements. The agreements provide for pricing based on purchase volumes and a fixed annual inflationary adjustment. The agreements also prohibit Ortho from promoting and selling these chemistry slides in the veterinary market other than to IDEXX.

We purchase other analyzers and consumables under supply agreements with terms extending through 2032, which in some cases may be extended at our option. We have minimum purchase obligations under some of these agreements, and our failure to satisfy these obligations may result in loss of some or all of our rights under these agreements. See “Part I, Item 1A. Risk Factors.”

Other components. We purchase certain other products, raw materials and components from sole and single source suppliers. These products include certain digital radiography systems and certain components used in our SNAP rapid assay and dairy devices, livestock and poultry testing kits and water testing products.

Certain components incorporated into our SNAP products and certain livestock and poultry testing kits are supplied by Moss, Inc. (“Moss”) under a supply agreement that either party may terminate with 24 months prior written notice. Pursuant to the terms of the supply agreement, Moss has escrowed its manufacturing information relating to the components, which may be released to us upon certain triggering events that would render Moss incapable of supplying the components to us. If such a triggering event occurs, we will make royalty payments to Moss for the use of such information until Moss is able to again begin manufacturing.

We have been successful in ensuring an uninterrupted supply of products purchased from sole and single source suppliers. However, there can be no assurance that uninterrupted supply can be maintained if these agreements terminate for any reason or our suppliers otherwise are unable to satisfy our requirements for products. See “Part I, Item 1A. Risk Factors.”

BACKLOG

We do not generally maintain significant backlog orders and believe that our backlog at any particular date historically has not been indicative of future sales.

COMPETITION

We compete with many companies ranging from large human pharmaceutical and medical diagnostics companies to small businesses focused on animal health. Our companion animal veterinary diagnostic products and services compete with both reference laboratory service and in-clinic product providers. Our competitors vary in our different markets. In some markets, academic institutions, governmental agencies and other public and private research organizations conduct research activities and may commercialize products or services which could compete with our products, on their own or through joint ventures. Several of our direct and indirect competitors have substantially greater capital, manufacturing, marketing, and research and development resources than we do.

Competitive factors in our different business areas are detailed below:

•

Companion animal diagnostic offerings. We compete primarily on the basis of ease of use and speed of our products,  diagnostic accuracy, product quality, breadth of our product line and services, technology, information management capability, availability of medical consultation, effectiveness of our sales and distribution channels, quality of our technical and customer service and our pricing relative to the value of our products and services in comparison with competitive products and services. Our major competitors in most geographic locations in North America are Antech Diagnostics, a unit of VCA Antech, Inc., Abaxis, Inc. and Heska Corporation.

•

Water, livestock and poultry and dairy testing products. We compete primarily on the basis of the ease of use, speed, accuracy, product quality and other performance characteristics of our products and services (including unique tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, our ability to receive regulatory approvals from governing agencies and our pricing relative to the value of our products in comparison with competitive products and services. Our competitors include highly focused smaller companies and multi-billion dollar companies with small livestock and poultry diagnostics and water testing solution franchises.

•

Customer information management and digital imaging systems. We compete primarily on the basis of functionality, connectivity to equipment and other systems, performance characteristics, effectiveness of our implementation, training process and customer service, information handling capabilities, advances in technologies and our pricing relative to the value of our products and services. We sell these products primarily in North America where our largest competitor is Henry Schein.

•

Electrolyte and blood gas analyzers for the human point-of-care medical diagnostics market. We compete primarily on the basis of the ease of use, menu, convenience, international distribution and service, instrument reliability, and our pricing relative to the value of our products. We compete primarily with large human medical diagnostics companies such as Radiometer A/S, Siemens Medical Solutions Diagnostics, Instrumentation Laboratory Company, Abbott Diagnostics, a division of Abbott Laboratories and Roche Diagnostics Corporation.

GOVERNMENT REGULATION

Many of our products are subject to comprehensive regulation by U.S. and foreign regulatory agencies that relate to, among other things, product approvals, manufacturing, distribution, marketing and promotion, labeling, recordkeeping, testing, quality, storage and product disposal. The following is a description of the principal regulations affecting our businesses.

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

These instrument systems also are subject to the European Medical Device Directives, which create a single set of medical device regulations for all European Union (“EU”) member countries and require companies that wish to manufacture and distribute medical devices in EU member countries to obtain European Conformity marking for their products.

Water testing products. Our water tests are not subject to formal premarket regulatory approval. However, before a test can be used as part of a water quality monitoring program in the U.S. that is regulated by the EPA, the test must first be approved by the EPA. The EPA approval process involves submission of extensive product performance data in accordance with an EPA-approved protocol, evaluation of the data by the EPA and publication for public comment of any proposed approval in the Federal Register before final approval. Our Colilert, Colilert-18, Colisure, Quanti-Tray, Filta-Max xpress,  Enterolert and SimPlate for heterotrophic plate counts products have been approved by the EPA for use under various regulatory programs.  Water testing products are subject to similarly extensive regulatory processes in other countries around the world.

Dairy testing products. Dairy products used in National Conference on Interstate Milk Shipments (“NCIMS”) milk-monitoring programs in the U.S. are regulated by the FDA as veterinary medical devices. However, before products requiring FDA approval can be sold in the U.S., performance data must be submitted in accordance with an FDA-approved protocol administered by an independent body, such as the Association of Analytical Communities Research Institute (“AOAC RI”). Following approval of a product by the FDA, the product must also be approved by NCIMS, an oversight body that includes state, federal and industry representatives. Our SNAP Beta-Lactam antibiotic residue test product has been approved by the FDA, NCIMS and AOAC RI for sale in the U.S. While some foreign countries accept AOAC RI approval as part of their regulatory approval process, many countries have separate regulatory processes.

Human point-of-care electrolyte and blood gas analyzers. Our OPTI instrument systems are classified as Class II medical devices, and their design, manufacture and marketing are regulated by the FDA. Accordingly, we must comply with cGMP in the manufacture of our OPTI products. The FDA’s Quality System regulations further set forth standards for product design and manufacturing processes, require the maintenance of certain records and provide for inspections of our facilities by the FDA. New OPTI products fall into FDA classifications that require notification of and review by the FDA before marketing, and which are submitted as a 510(k) application. OPTI Medical products are also subject to the European Medical Device Directives and regulations governing the manufacture and marketing of medical devices in other countries in which they are sold.

In addition to the foregoing, our business is generally subject to various U.S. and foreign regulatory authorities, including the U.S. Federal Trade Commission (the “FTC”) and other anti-competition authorities, and any acquisitions of new products and technologies may subject us to additional areas of government regulation. These may involve food safety, medical device, water-quality and other regulations of the FDA, the EPA, the USDA, the FTC and other federal agencies, as well as state, local and foreign governments. See “Part I, Item 1A. Risk Factors.”

EMPLOYEES

As  of February 7, 2014, we had approximately 5,700 employees.

AVAILABLE INFORMATION

Our principal executive offices are located at One IDEXX Drive, Westbrook, Maine 04092, our telephone number is 207-556-0300, and our Internet address is www.idexx.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Annual Report on Form 10-K for any purpose.

We make available free of charge at www.idexx.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such information with, or furnish it to, the SEC. In addition, copies of our reports filed electronically with the SEC may be accessed at www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our Corporate Governance Guidelines and our Code of Ethics are also available on our website at www.idexx.com.

ITEM 1A.RISK FACTORS

Our future operating results involve a number of risks and uncertainties. Actual events or results may differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed below, as well as those factors discussed elsewhere in this report.

Our Failure to Successfully Execute Certain Strategies Could Have a Negative Impact on Our Growth and Profitability

The companion animal healthcare industry is highly competitive and we anticipate increasing levels of competition from both existing competitors and new market entrants. Our ability to maintain or enhance our growth rates and our profitability depends on our successful execution of many elements of our strategy, including:

•

Developing, manufacturing and marketing innovative new or improved and cost competitive in-clinic laboratory analyzers that drive sales of IDEXX VetLab instruments, grow our installed base of instruments and increase demand for related consumable products, services and accessories;

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

•

Achieving cost improvements in our worldwide network of laboratories by implementing global best practices, including lean processing techniques, incorporating technological enhancements, including laboratory automation and a global laboratory information management system, employing purchasing strategies to maximize leverage of our global scale, increasing the leverage of existing infrastructure and consolidating testing in high volume laboratory hubs;

•

Achieving cost improvements in the manufacture and service of our in-clinic laboratory analyzers by employing the benefits of economies of scale in both negotiating supply contracts and leveraging manufacturing overhead, and by improving reliability of our instruments;

•

Achieving productivity improvements in our companion animal diagnostic sales organization in North America by transitioning our specialty sales force that represent either in-house or reference laboratory diagnostics to account representatives who represent the full line of IDEXX diagnostics;

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

Our Dependence on Suppliers Could Limit Our Ability to Sell Certain Products or Negatively Affect Our Operating Results

We rely on third-party suppliers to provide components in our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves, including package-delivery services. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a negative effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with third-party suppliers on reasonable terms, inconsistent or inadequate quality control, relocation of supplier facilities, supplier work stoppages and suppliers’ failure to comply with their contractual obligations. Problems with suppliers could negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs or damage our reputation with our customers.

In addition, we currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include the majority of our Catalyst Dx consumables; ProCyte Dx hematology, IDEXX VetAutoread hematology, VetLyte  electrolyte, VetTest chemistry analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; and certain components and raw materials used in our SNAP rapid assay devices, livestock and poultry diagnostic tests, dairy testing products and LaserCyte and LaserCyte Dx hematology analyzers. To mitigate risks associated with sole and single source suppliers, we seek when possible to enter into long-term contracts that provide for an uninterrupted supply of products at predictable prices. However, some suppliers decline to enter into long-term contracts and we are required to purchase products on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations, and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of products in the future from sole and single source suppliers, we may be unable to supply the market, which could have an adverse effect on our results of operations.

Our Biologic Products Are Complex and Difficult to Manufacture, Which Could Negatively Affect Our Ability to Supply the Market

Many of our rapid assay, livestock and poultry diagnostic, water and dairy products are biologic products, which are products that include materials from living organisms, such as antibodies, cells and sera. Manufacturing biologic products is highly complex due to the inherent variability of biological input materials and to the difficulty of controlling the interactions of these materials with other components of the products, samples and the environment. There can be no assurance that we will be able to maintain adequate sources of biological materials or that we will be able to consistently manufacture biologic products that satisfy applicable product release criteria. Further, products that meet release criteria at the time of manufacture may fall out of specification while in customer inventory, which could require us to incur expenses associated with recalling products and providing customers with new products, and could damage customer relations. Our inability to produce or obtain necessary biological materials or to successfully manufacture biologic products that incorporate such materials could result in our inability to supply the market with these products and have an adverse effect on our results of operations.

Changes to our Relationships with Distributors and Distributor Purchasing Patterns Could Negatively Affect Our Operating Results

We sell many of our products, including substantially all of the rapid assays and instrument consumables sold in the U.S., through distributors. As a result, we are dependent on these distributors to sell our products and assist us in promoting and creating a demand for our products. Our agreements with U.S. distributors may generally be terminated by the distributors for any reason and certain of our distributors may carry our competitors’ products and promote our competitors’ products over our own products. Further, distributor purchasing patterns can be unpredictable and may be influenced by factors unrelated to the end-user demand for our products. Because significant product sales are made to a limited number of distributors, the unanticipated loss of a distributor, changes to our relationship with a distributor, such as a distributor becoming non-exclusive or unanticipated changes in the frequency, timing or size of distributor purchases, could have a negative effect on our results of operations.

Distributors of veterinary products have entered into business combinations resulting in fewer distribution companies. Further consolidation within distribution channels could increase our reliance on a limited number of distributors.

Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results

We face intense competition within the markets in which we sell our products and services and we expect that future competition may become even more intense. Competition could negatively affect our sales and profitability in a number of ways. New competitors may enter our markets and new or existing competitors may introduce new and competitive products and services, which could be superior to our products and services. Some of our competitors and potential competitors may choose to differentiate themselves by offering products and services similar to ours at lower sales prices, which could have an adverse effect on our results of operations through loss of market share or a decision to lower our own sales prices to remain competitive. In addition, our ability to attract and retain customers depends on the effectiveness of our customer marketing and incentive programs and multiple competitors could bundle product and service offerings through co-marketing or other arrangements, which could enhance their ability to compete with our broad product and service offering. Some of our competitors and potential competitors, including large diagnostic and pharmaceutical companies, have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development and obtaining regulatory approvals than we do.

Various Government Regulations Could Limit or Delay Our Ability to Market and Sell Our Products

In the U.S., the manufacture and sale of many of our products are regulated by agencies such as the USDA, the FDA or the EPA. Our infectious disease diagnostic tests for animal health applications, including most rapid assay canine and feline SNAP tests and livestock and poultry diagnostic tests, must be approved by the USDA prior to sale in the U.S. Our dairy testing products require approval by the FDA prior to sale in the U.S. Our water testing products must be approved by the EPA before they can be used by customers in the U.S. as a part of a water quality monitoring program required by the EPA. The manufacture and sale of our OPTI line of human point-of-care electrolytes and blood gas analyzers require approval by the FDA before they may be sold commercially in the U.S.  The manufacture and sale of our products are subject to similar and sometimes more stringent laws in many foreign countries. In addition, delays in obtaining regulatory approvals for new products or product upgrades could have a negative impact on our growth and profitability.

We are also subject to a variety of federal, state, local and international laws and regulations that govern, among other things, the importation and exportation of products and our business practices in the U.S. and abroad such as anti-corruption and anti-competition laws. For example, on February 11, 2013, the FTC granted final approval of the Agreement Containing Consent Order to Cease and Desist previously reached with the FTC staff to resolve the investigation into whether IDEXX had engaged in unfair methods of competition in violation of Section 5 of the Federal Trade Commission Act. Pursuant to this agreement, we may have exclusive distribution agreements with only two of the three largest U.S. distributors of companion animal veterinary products and, as a result, we entered into a modified agreement with MWI under which it is permitted to carry any competitive products without restriction or potential negative consequence. Any failure to comply with legal and regulatory requirements relating to our business practices or the manufacture and sale of our products in the U.S. or in other countries could result in fines and sanctions against us, suspensions or discontinuations of our ability to manufacture or sell our products or impact our ability to market or distribute our products, which could have an adverse effect on our results of operations.

Increase in Corporate Hospital Ownership and Prevalence of Buying Consortiums Could Negatively Affect Our Business

An increasing percentage of veterinary hospitals in the U.S. are owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include Banfield Pet Hospital, National Veterinary Associates and VCA Antech, Inc., each of which is currently a customer of IDEXX. A similar trend exists in other countries, such as in the U.K. and Nordic countries and may in the future also develop in other international markets. Furthermore, an increasing percentage of individually-owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums, decisions by larger corporate owners and buying consortiums to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations. In addition, certain corporate owners, most notably VCA Antech, Inc., our primary competitor in the U.S. and Canadian markets for veterinary reference laboratory diagnostic services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally shift all or a large portion of their testing to the reference laboratories operated by these companies. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

Our Success Is Heavily Dependent Upon Proprietary Technologies

We rely on a combination of patent, trade secret, trademark and copyright laws to protect our proprietary rights. We also license patents and technologies from third parties to enable the use of third-party technologies in the development and production of our products and offerings. If we do not have adequate protection of our proprietary rights or are unable to license third-party patents and technologies on reasonable terms, our business may be affected by competitors who utilize substantially equivalent technologies that compete with us.

We cannot ensure that we will obtain issued patents, that any patents issued or licensed to us will remain valid, or that any patents owned or licensed by us will provide protection against competitors with similar technologies. Even if our patents cover products sold by our competitors, the time and expense of litigating to enforce our patent rights could be substantial, and could have an adverse effect on our results of operations. In addition, expiration of patent rights could result in substantial new competition in the markets for products previously covered by those patent rights.

In the past, we have received notices claiming that our products infringe third-party patents and we may receive such notices in the future. Patent litigation is complex and expensive, and the outcome of patent litigation can be difficult to predict. We cannot ensure that we will win a patent litigation case or negotiate an acceptable resolution of such a case. If we lose, we may be prohibited from selling certain products and/or we may be required to pay damages and/or ongoing royalties as a result of the lawsuit. Any such result could have an adverse effect on our results of operations.

Changes in Testing Patterns Could Negatively Affect Our Operating Results

The market for our companion animal, livestock and poultry diagnostic tests and our dairy and water testing products could be negatively impacted by a number of factors impacting testing practices. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our livestock and poultry products business in particular is subject to fluctuations resulting from changes in disease prevalence. For example, the demand for our bovine spongiform encephalopathy (“BSE”) testing products has been negatively impacted as a result of regulatory changes in the European Union, including the European Union’s Standing Committee on the Food Chain and Animal Health agreement to allow European Union member states the option to eliminate BSE testing of healthy cattle at slaughter effective March 2013. In addition, changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products that are driven by compliance testing, such as our livestock and poultry, dairy and water products. Declines in testing for any of the reasons described, along with lost opportunities associated with a reduction in veterinary visits, could have an adverse effect on our results of operations.

Our Operations and Reputation May Be Impaired if We Do Not Comply with Regulations and Policies Regarding Privacy and Protection of User Data

We offer online client communication tools and services to veterinary practices through Pet Health Network Pro, and cloud-based technology through VetConnect PLUS that enables veterinarians to access and analyze patients’ diagnostic data from IDEXX in-clinic analyzers, our Rapid Assays and Reference Laboratories in one place. We also engage in e-commerce through the idexx.com website and various international IDEXX websites. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we receive from customers, visitors to the websites of our customers and others. In addition, we have and post on our website our own privacy policy concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any privacy-related laws, government regulations or directives or industry self-regulatory principles could result in damage to our reputation, or proceedings or actions against us by governmental entities or otherwise, which could have an adverse effect on our business.

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against non-U.S. currencies, and in particular the Euro, British pound, Canadian dollar, Japanese yen and Australian dollar, adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. Approximately 26% of our consolidated revenue for each of the years ended December 31, 2013, 2012 and 2011 was derived from products manufactured in the U.S. and sold internationally in local currencies. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

A Weak Economy Could Result in Reduced Demand for Our Products and Services or Increased Customer Credit Risk

A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of patient visits to veterinary hospitals and the practices of veterinarians with respect to the recommendations for diagnostic testing, as well as pet owner compliance with these recommendations. Economic weakness in our significant markets in recent years has caused and could continue to cause pet owners to forgo or defer visits to veterinary hospitals or affect their willingness to approve certain diagnostic tests, comply with a treatment plan or, even more fundamentally, continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests, and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments and systems. These conditions, if they continue, could result in a decrease in sales of diagnostic products and services, which could have an adverse effect on our results of operations.

Demand for our water products is driven in part by the availability of funds at government laboratories, water utilities and private certified laboratories that utilize our products. Availability of funds also affects demand by government laboratories and cattle, swine and poultry producers that utilize our livestock and poultry diagnostic products, and by users of our human point-of-care diagnostic instruments. Economic weakness in our markets has caused and could continue to cause our customers to reduce their investment in such testing, which could have an adverse effect on our results of operations.

In all of our markets, a weak economy may also cause deterioration in the financial condition of our distributors and customers, which could inhibit their ability to pay us amounts owed for products delivered or services provided in a timely fashion or at all.

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the year ended December 31, 2013, approximately 42% of our revenue was attributable to sales of products and services to customers outside the U.S., compared to 41% and 43% for the years ended December 31, 2012 and 2011, respectively. Various possible risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters and unexpected regulatory and economic or political changes in foreign markets. Further, prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors. In addition, foreign government regulations may restrict our ability to repatriate funds currently held in foreign jurisdictions, and any repatriation of such funds to the U.S. may result in higher effective tax rates for us. Our results of operations are also susceptible to changes in foreign currency exchange rates. As a result, the mix of domestic and international sales in a particular period could have an adverse impact on our results of operations for that period.

Our Limited Experience and Small Scale in the Human Point-of-Care Market Could Inhibit Our Success in this Market

We have limited experience in the human point-of-care medical diagnostics market and we operate at a small scale in this market. This market differs in many respects from the veterinary diagnostic market. Significant differences include the impact of third-party reimbursement on diagnostic testing, more extensive regulation, greater product liability risks, larger competitors, a more segmented customer base and more rapid technological innovation. Our limited experience and small scale in the human point-of-care medical diagnostics market could negatively affect our ability to successfully manage the risks and features of this market that differ from the veterinary diagnostic market. There can be no assurance that we will be successful in achieving growth and profitability in the human point-of-care medical diagnostics market comparable to the results we have achieved in the veterinary diagnostic market.

Our Operations are Vulnerable to Interruption as a Result of Natural and Man-Made Disasters, System Disruptions and Security Breaches

The operation of all of our facilities may be vulnerable to interruption as a result of natural and man-made disasters, interruptions in power supply or other system failures. While we maintain plans to continue business under such circumstances, there can be no assurance that such plans will be successful in fully or partially mitigating the effects of such events.

We manufacture many of our significant companion animal products, including our rapid assay devices and certain instruments, many of our water testing products and certain of our livestock, poultry and dairy testing products, at a single facility in Westbrook, Maine. Certain of our companion animal products, as well as our human point-of-care products, are manufactured in Roswell, Georgia. We also manufacture certain of our livestock and poultry testing products in Bern, Switzerland and Montpellier, France. In addition, we maintain major distribution facilities in North America and in the Netherlands and major reference laboratories in Memphis, Tennessee; Leipzig, Germany; Ludwigsburg, Germany; Sacramento, California; Elmhurst, Illinois; North Grafton, Massachusetts; East Brisbane, Australia; Markham, Ontario; Wetherby, U.K; and Tokyo, Japan. Interruption of operations at any of these facilities could have an adverse effect on our results of operations.

                We rely on several information systems throughout our company to keep financial records, process customer orders, manage inventory, process shipments to customers and operate other critical functions. Although we employ system backup measures, our current disaster recovery plan may be ineffective or inadequate to address all eventualities. Further, our information systems may be vulnerable to attacks by hackers and other security breaches, including computer viruses. Any such attack or breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If we were to experience a system disruption, attack or security breach that impacts any of our critical functions, it could result in the loss of sales and customers, financial misstatement and significant incremental costs, which could adversely affect our business. Furthermore, any access to, public disclosure of, or other loss of information as a result of an attack or security breach could result in governmental actions or private claims or proceedings, which could damage our reputation, cause a loss of confidence in our products and services, and adversely affect our business.

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

If Our Quarterly or Annual Results of Operations Fluctuate, This Fluctuation May Cause Our Stock Price to Decline

Our prior operating results have fluctuated due to a number of factors, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases, product launches, operating expenditures, customer marketing and incentive programs, changes in foreign currency exchange rates, and litigation and claim-related expenditures; changes in competitors’ product offerings; changes in the economy affecting consumer spending; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors, many of which are beyond our control. If our operating results or projections of future operating results do not meet the expectations of market analysts or investors in future periods, our stock price may fall.

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

Restrictions in Our Debt Agreements or Our Inability to Obtain Financing on Favorable Terms May Limit Our Activities

Our ability to make scheduled payments and satisfy our other obligations under our unsecured revolving credit facility and senior notes depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flows to meet these obligations or generate sufficient levels of earnings to satisfy the applicable affirmative, negative and financial covenants. Our failure to comply with these covenants and the other terms of the credit facility and senior notes could result in an event of default and acceleration of our obligations under these agreements, which may require us to seek additional financing or restructure existing debt on unfavorable terms. In addition, adverse changes in credit markets could increase our cost of borrowing and make it more difficult for us to obtain financing.

Our senior notes include provisions which stipulate a prepayment penalty for which we will be obligated in the event that we elect to repay the notes prior to their stated maturity dates. Should we elect to repay some or all of the outstanding principal balance on our senior notes, the prepayment penalty we incur could adversely affect our results of operations and cash flows.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

Our worldwide headquarters is located on a company-owned, 65-acre site in Westbrook, Maine where we occupy a 667,000 square foot building utilized for manufacturing, research and development, marketing, sales and general and administrative support functions. In 2011, we began the construction of a new 111,100 square foot administrative building adjacent to our primary facility in Westbrook, Maine, which was completed in August 2013.

Additional property ownership and leasing arrangements with approximate square footage, purpose and location are as follows:

Additional Properties Owned:

•	34,200 square feet of office and laboratory space located in the U.S., used for our Reference Laboratory Diagnostic and Consulting Services line of business of CAG
•	23,000 square feet of office and laboratory space located in the U.K., used for our Reference Laboratory Diagnostic and Consulting Services line of business of CAG
•	3,100 square feet of office and laboratory space located in Canada, used for our Reference Laboratory Diagnostic and Consulting Services line of business of CAG

Additional Properties Leased:

•

457,900 total square feet of laboratory, office and warehousing space located throughout the U.S., Europe, Canada, Australia, Asia and South Africa, primarily used for our Reference Laboratory Diagnostic and Consulting Services line of business of CAG

•	114,400 square feet of industrial space in Tennessee for distribution and warehousing related to various lines of business
•	100,100 square feet of distribution, warehousing and office space in the Netherlands, which serves as our European headquarters
•	84,300 square feet of office, manufacturing and warehousing space in Georgia related to our OPTI Medical line of business
•	69,300 square feet of office space in Wisconsin related to our Customer Information Management line of business of CAG
•	67,000 square feet of office space in Maine for Corporate, Customer Service and IT support services
•	52,800 total square feet of office and manufacturing space in France, Switzerland and Brazil related to our Livestock, Poultry and Dairy line of business
•	7,600 square feet of office and manufacturing space in the U.K. related to our Water line of business

We believe that our owned and leased properties are generally in good condition, are well-maintained, and are generally suitable and adequate to carry on our business.

ITEM 3.LEGAL PROCEEDINGS

Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such currently pending matters is not expected to have a material effect on our results of operations, financial condition or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the symbol IDXX. The following table shows the quarterly range of high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the years 2012 and 2013.

For the Quarter Ended	High	Low

March 31, 2012	$89.50	$77.81
June 30, 2012	96.80	81.31
September 30, 2012	101.18	86.36
December 31, 2012	100.05	87.51

March 31, 2013	100.81	90.19
June 30, 2013	92.60	81.57
September 30, 2013	100.37	87.99
December 31, 2013	113.11	99.13

Holders of Common Stock

As of February 7, 2014, there were 604 holders of record of our common stock.

Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2013, we repurchased shares of common stock as described below:

1
Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

October 1, 2013 to October 31, 2013	202,105		$103.09	202,105	3,572,180
November 1, 2013 to November 30, 2013	191,500		107.57	191,500	3,380,680
December 1, 2013 to December 31, 2013	420,845	(2)	103.66	418,853	2,961,827
Total	814,450		$104.44	812,458	2,961,827

(1) As of December 31, 2013, our Board of Directors had approved the repurchase of up to 52 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program was subsequently increased on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010, October 12, 2011 and May 7, 2013. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended December 31, 2013, and no repurchase programs expired during the period. Repurchases of 812,458 shares were made during the three months ended December 31, 2013 in transactions made pursuant to our repurchase program.

(2) During the three months ended December 31, 2013, we received 1,992 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns

(a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

During the year ended December 31, 2013, we repurchased 3,951,693 shares of our common stock in transactions made pursuant to our repurchase program and received 49,475 shares of common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. See Note 18 to the consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for further information.

Dividends

We have never paid any cash dividends on our common stock. From time to time our board of directors may consider the declaration of a dividend. However, we have no intention to pay a dividend at this time.

Stock Performance

This graph compares our total stockholder returns, the Standard & Poor’s (“S&P”) MidCap 400 Index, the S&P MidCap 400 Health Care Index and the Total Return Index for the NASDAQ Stock Market (U.S. Companies) prepared by the Center for Research in Security Prices (the “NASDAQ Index”). This graph assumes the investment of $100 on December 31, 2008 in IDEXX’s common stock, the S&P MidCap 400 Index, the S&P MidCap 400 Health Care Index and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2008, 2009, 2010, 2011,  2012 and 2013.

	12/31/2008	12/31/2009	12/31/2010	12/30/2011	12/31/2012	12/31/2013

IDEXX Laboratories, Inc.	$100.00	$148.14	$191.85	$213.30	$257.21	$294.82
S&P MidCap 400 Health Care Index	100.00	135.16	166.29	168.03	213.01	310.83
S&P MidCap 400 Index	100.00	137.38	173.98	170.96	201.53	269.04
NASDAQ Index	100.00	143.74	170.17	171.08	202.40	281.91

ITEM 6.SELECTED FINANCIAL DATA

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

	For the Years Ended December 31,
	(in thousands, except per share data)
	2013	2012	2011	2010	2009

INCOME STATEMENT DATA:
Revenue	$1,377,058	$1,293,338	$1,218,689	$1,103,392	$1,031,633
Cost of revenue	620,940	594,190	572,183	524,769	505,352
Gross profit	756,118	699,148	646,506	578,623	526,281
Expenses:
Sales and marketing	243,492	216,962	204,850	179,626	167,748
General and administrative	157,861	137,609	129,389	126,519	117,440
Research and development	88,003	82,014	76,042	68,597	65,124
Income from operations	266,762	262,563	236,225	203,881	175,969
Interest expense, net	(3,501)	(1,946)	(1,803)	(1,752)	(1,430)
Income before provision for income taxes	263,261	260,617	234,422	202,129	174,539
Provision for income taxes	75,467	82,330	72,668	60,809	52,304
Net income	187,794	178,287	161,754	141,320	122,235
Less: Net (loss) income attributable to noncontrolling interest	(6)	20	(32)	36	10
Net income attributable to IDEXX Laboratories, Inc. stockholders	$187,800	$178,267	$161,786	$141,284	$122,225
Earnings per share:
Basic	$3.53	$3.24	$2.85	$2.45	$2.08
Diluted	3.48	3.17	2.78	2.37	2.01
Weighted average shares outstanding:
Basic	53,159	54,985	56,790	57,713	58,809
Diluted	53,985	56,155	58,214	59,559	60,682

BALANCE SHEET DATA:
Cash and cash equivalents	$279,058	$223,986	$183,895	$156,915	$106,728
Working capital	174,353	163,204	87,348	175,479	120,033
Total assets	1,230,516	1,103,602	1,030,814	897,144	808,527
Total long-term debt[1]	150,359	1,394	2,501	3,418	4,281
Total stockholders' equity	518,214	636,257	539,593	574,281	514,579

1  In December 2013, we issued and sold through a private placement an aggregate amount of $150 million of senior notes consisting of $75 million of 3.94% Series A Senior Notes due December 11, 2023 and $75 million of 4.04% Series B Senior Notes due December 11, 2025 under a Note Purchase Agreement among the Company and the accredited institutional purchasers named therein. See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about these senior notes.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2013, we combined the management of our Livestock and Poultry Diagnostics, and Dairy lines of business to more effectively realize the market synergies between the product lines and to achieve operational efficiencies. We refer to this segment as Livestock, Poultry and Dairy (“LPD”). Our OPTI Medical operating segment remains combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. The segment income (loss) from operations discussed within this report for the years ended December 31, 2012 and 2011 has been retrospectively revised to reflect this change in the composition of our reportable segments. See Note 15 to the consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for financial information about our segments, including our product and service categories, and our geographic areas.

Items that are not allocated to our operating segments are as follows: a portion of corporate support function and personnel-related expenses; certain manufacturing costs; corporate research and development expenses that do not align with one of our existing business or service categories; the difference between estimated and actual share-based compensation expense; certain foreign currency exchange gains and losses; and variances from standard cost for products sold resulting from changes in certain currency exchange rates. In our segment disclosure, these amounts are shown under the caption “Unallocated Amounts.”

The following is a discussion of the strategic and operating factors that we believe have the most significant effect on the performance of our business.

Companion Animal Group

Our strategy is to provide veterinarians with both the highest quality diagnostic information to support more advanced medical care and information management solutions that help demonstrate the value of diagnostics to pet owners and enable efficient practice management, which all results in a mutually successful partnership with our veterinarian customers based on healthy pets, loyal customers and expanding practice revenues.

CAG Diagnostics. We refer to the extensiveness and integration of our diagnostic and information management offerings as the IDEXX Diagnostic Advantage. We provide diagnostic capabilities that meet veterinarian’s diverse needs through a variety of modalities including in-clinic diagnostic solutions and outside reference laboratories. Veterinarians that utilize our full line of diagnostic modalities obtain a single view of a patient’s diagnostic results, which allows them to spot trends and achieve greater medical insight.

The breadth and complementary nature of our diagnostic solutions also provides us scale in sales and distribution. During 2013, we reorganized our companion animal diagnostic sales organization in North America, transitioning our specialty sales force that represented either in-clinic or outside reference laboratory diagnostics to account representatives who represent all CAG diagnostic modalities. In addition to this reorganization, we increased the size of our sales force resulting in smaller geographically sized sales territories. These changes allowed for more frequent customer contact by a consistent sales professional. We believe these changes will continue to strengthen customer loyalty and help support growth of our diagnostic revenues in North America.

Our diagnostic capabilities generate both recurring and non-recurring revenues.  Revenues related to capital placements of our in-clinic VetLab suite of instruments are non-recurring in nature, while revenues from the associated proprietary VetLab consumables, SNAP rapid assay test kits, outside reference laboratory and consulting services, and extended maintenance agreements and accessories related to our VetLab instruments are recurring in nature. Instrument sales have significantly lower gross margins than those provided by our recurring revenues, especially in the case of VetLab consumables and rapid assay test kits.  Therefore, the mix of nonrecurring and recurring revenues in a particular period will impact our gross margins.

Diagnostic Capital Revenue. Revenues related to the placement of the VetLab suite of instruments are non-recurring in nature, in that the customer will buy an instrument once over the course of many years, but will purchase consumables for that instrument on a recurring basis as they use that instrument for testing purposes. During the early stage of an instrument’s life cycle, we derive relatively greater revenues from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placement revenues begin to decline. In the early stage of an instrument’s life cycle, placements are made primarily through sales transactions.  As the market for the product matures, an increasing percentage of placements are made in transactions, sometimes referred to as “reagent rentals,” in which instruments are placed at customer sites at little or no cost in exchange for a long-term customer commitment to purchase instrument consumables.

We place our Catalyst Dx chemistry analyzers through sales, leases, rental and other programs. In addition, we continue to place VetTest instruments through sales, lease, rental and other programs, with substantially all of our revenues from that product line currently derived from consumable sales. As of December 31, 2013, these two chemistry analyzers provided for a combined active installed base of approximately 35,000 units. A substantial portion of 2013 Catalyst Dx analyzer placements were to customers who had been using instruments from one of our competitors, sometimes referred to as competitive accounts. Generally, placement of an instrument with a competitive account is more attractive as the entire consumable stream associated with that placement represents incremental revenue, whereas the consumable stream associated with a Catalyst Dx placement at a VetTest customer substitutes a Catalyst Dx consumable stream for a VetTest consumable stream.  Nonetheless, we have found that the consumables revenues increase when a customer upgrades from a VetTest analyzer to a Catalyst Dx analyzer due to the superior capability, flexibility and ease of use of the Catalyst Dx, which leads to additional testing by the customer.

In addition to the Catalyst Dx analyzer, we have begun pre-selling the Catalyst One instrument and currently have a customer marketing program underway through which customers preordering a Catalyst One are provided with the right to use a Catalyst Dx instrument through the Catalyst One release date. Under this marketing program, we do not recognize instrument revenue until delivery of the Catalyst One instrument, which we anticipate to occur throughout 2015. As we continue to experience growth in placements of Catalyst analyzers and in sales of related consumables, we expect this growth to be partly offset by a decline in placements of VetTest analyzers and in sales of related consumables.

The ProCyte Dx analyzer is our latest generation hematology analyzer, which we launched in 2010. In addition we sell the LaserCyte Dx and LaserCyte analyzers and VetAutoread analyzers. As of December 31, 2013, these four hematology analyzers provided for a combined active installed base of approximately 25,000 units. A substantial portion of ProCyte Dx analyzer placements continue to be made at veterinary clinics that elect to upgrade from their LaserCyte analyzer to a ProCyte Dx analyzer. However, an increasing number of placements have been made at competitive accounts since the launch of this instrument in 2010. We also continue to place a substantial number of LaserCyte Dx and LaserCyte instruments, both new and refurbished, as trade-ups from the VetAutoread analyzer and at new and competitive accounts. In 2013, a significant number of LaserCyte instruments that were placed were refurbished instruments that had been received in trade in the sale of a ProCyte Dx analyzer. As we continue to experience growth in placements of ProCyte Dx analyzers and in sales of related consumables, we expect this growth to be partly offset by a decline in placements of LaserCyte and VetAutoread analyzers and in sales of related consumables.

We seek to enhance the attractiveness of our SNAP rapid assay tests by providing the SNAPshot Dx, which automatically reads certain SNAP test results and records those results in the electronic medical record, and the upcoming SNAP Pro Mobile Device, which activates SNAP tests, captures and saves images of the results and records invoice charges in the patient record. This promotes practice efficiency by eliminating manual entry of test results in patient records and also helps ensure that the services are recorded and accurately invoiced. In addition, the SNAP Pro Mobile Device activates the test, properly times the run, and captures an image of the result, which can be shared with pet owners on the SNAP Pro screen or via VetConnect PLUS. We anticipate the SNAP Pro Mobile Device will begin shipping at the end of the first quarter of 2014. We continue to work on enhancing the functionality of our analyzers to read the results of additional tests from our canine and feline family of rapid assay products.

Our long-term success in this area of our business is dependent upon new customer acquisition, customer loyalty and retention and customer utilization of existing and new assays introduced for use on our analyzers. We continuously seek opportunities to enhance the care that veterinary professionals give to their patients and clients through supporting the implementation of real-time care testing work flows, which is performing tests and sharing test results with the client at the time of the patient visit. Our latest generation of chemistry and hematology instruments demonstrates this commitment by offering enhanced ease of use, faster time to results, greater sample throughput, broader test menu and connectivity to various information technology platforms that enhance the value of the diagnostic information generated by the instruments. In addition, we provide marketing tools and consultative services that help drive efficiencies in veterinary practice processes and allow practices to increase the number of clients they see on a daily basis.

With all of our instrument product lines, we seek to differentiate our products from our competitors’ products based on time-to-result, ease-of-use, throughput, breadth of diagnostic menu, flexibility of menu selection, accuracy, reliability, ability to handle compromised samples, analytical capability of software, integration with the IDEXX VetLab Station and VetConnect PLUS, client communications capabilities, education and training, and superior sales and customer service. Our success depends, in part, on our ability to differentiate our products in a way that justifies a premium price.

Recurring Diagnostic Revenue. Revenues from our proprietary VetLab consumable products, our SNAP rapid assay test kits, outside reference laboratory and consulting services, and extended maintenance agreements and accessories related to our VetLab instruments are considered recurring in nature. Our in-clinic diagnostic solutions, consisting of our VetLab consumable products and SNAP rapid assay test kits, provide real-time reference lab quality diagnostic results for a variety of companion animal diseases and health conditions. Our outside reference laboratories provide veterinarians with the benefits of a more comprehensive list of diagnostic tests and access to consultations with board-certified veterinary specialists and pathologists, combined with the benefit of same-day or next-day turnaround times.

We derive substantial revenues and margins from the sale of consumables that are used in VetLab instruments and the multi-year consumable revenue stream is significantly more valuable than the placement of the instrument. Our strategy is to increase diagnostic testing within veterinary practices by placing VetLab instruments and increasing instrument utilization of consumables.  Utilization can increase due to a greater number of patient samples being run or to an increase in the number of tests being run per patient sample. Our strategy is to increase both drivers. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of chemistry and hematology testing for a variety of diagnostic purposes. In connection with the purchase of instruments, we also offer protocol-based rebate incentives when customers utilize the broad testing functionality of our analyzers.

Our in-clinic diagnostic solutions also include SNAP rapid assay tests that address important medical needs for particular diseases prevalent in the companion animal population. We seek to differentiate these tests from those of other in-clinic test providers and reference laboratory diagnostic service providers through ease-of-use, superior performance, sensitivity, specificity and by providing our customers with combination tests that test a single sample for up to six diseases at once. We further augment our product development and customer service efforts with sales and marketing programs that enhance medical awareness and understanding regarding certain diseases and the importance of diagnostic testing.

We believe that more than half of all diagnostic testing by U.S. veterinarians is provided by outside reference laboratories such as our IDEXX Reference Laboratories. In several markets outside the U.S., in-clinic testing is less prevalent and an even greater percentage of diagnostic testing is done in reference laboratories. We attempt to differentiate our reference laboratory testing services from those of competitive reference laboratories and competitive in-clinic offerings primarily on the basis of test menu, technology employed, quality, turnaround time, customer service and tools such as VetConnect PLUS that demonstrate the complementary manner in which our laboratory services work with our in-clinic offerings.

Profitability from our reference laboratory diagnostic and consulting services is largely the result of our ability to achieve efficiencies from both volume and operational improvements. Start-up laboratories that we open typically will operate at a loss until testing volumes achieve sufficient scale. Acquired laboratories frequently operate less profitably than our existing laboratories and acquired laboratories may not achieve the profitability of our existing laboratory network for several years until we complete the implementation of operating improvements and efficiencies. Therefore, in the short term, new and acquired reference laboratories generally will have a negative effect on our operating margin. Recurring revenue growth is achieved both through increased sales to existing customers and through the acquisition of new customers. We believe the reorganization of our sales force will lead to increased reference laboratory opportunities with customers who already use one of our in-clinic diagnostic modalities. In recent years, reoccurring reference laboratory diagnostic and consulting revenues have also been increased through reference laboratory acquisitions, customer list acquisitions, the opening of new reference laboratories, including laboratories that are co-located with large practice customers, and as a result of our up-front customer loyalty programs. Under these arrangements, we provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year agreements to purchase annual minimum amounts of products or services in the future.

Health Monitoring and Biological Materials Testing.  We believe the acquisition of the research and diagnostic laboratory business of the College of Veterinary Medicine from the University of Missouri allows us to leverage our expertise in veterinary diagnostics and expand our integrated offering of reference laboratory diagnostic and consulting services and in-clinic testing solutions in the adjacent bioresearch market.

Customer Information Management and Digital Imaging Systems. Our Cornerstone practice management system provides a superior integrated information solution, backed by exceptional customer support and education, to allow the veterinarian to practice better medicine and achieve the practice’s business objectives, including a quality client experience, staff efficiency and practice profitability. We differentiate our practice management systems through enhanced functionality, ease of use and connectivity with in-clinic VetLab instruments and outside reference laboratory test results. Pet Health Network Pro online client communication and education service complements the entire IDEXX product offering by educating pet owners and building loyalty through engaging the pet owner before, during and after the visit, thereby building client loyalty and driving more patient visits.

Our digital imaging systems offer a convenient system that provides superior image quality and software capability that enables sharing of these images with clients virtually anywhere and enhanced diagnostic features and customer workflow, backed by the same customer support provided for our other products and services in CAG.

Water

Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers primarily consist of water utilities, government laboratories and private certified laboratories that highly value strong relationships and customer support. Sales of water testing products outside of the U.S. represented 51% of total water product sales in 2013, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for compliance testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program that involves applying for regulatory approvals in a number of countries, primarily in Europe. Further, we seek to receive regulatory approvals from governing agencies as a means to differentiate our products from the competition.

Livestock, Poultry and Dairy

We develop, manufacture, market and sell a broad range of tests for various cattle, swine and poultry diseases and conditions, and have active research and development and in-licensing programs in this area. Our strategy is to offer proprietary tests with superior performance characteristics for use in government programs to control or eradicate disease and disease outbreaks and in livestock and poultry producers’ disease and reproductive management programs. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated at a later time. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. In addition, increases in government funding may lead to increased demand for certain products and budgetary constraints may lead to decreased demand for certain products.

Our strategy in the dairy testing business is to develop, manufacture and sell antibiotic residue and contaminant testing products that satisfy applicable regulatory requirements for testing of milk by processors and producers and provide reliable field performance. The manufacture of these testing products leverages, almost exclusively, the SNAP platform as well as the production equipment of our rapid assay business, incorporating customized reagents for antibiotic and contaminant detection. To successfully increase sales of dairy testing products, we believe that we need to increase penetration in the processor and producer segments of the dairy market and develop product line enhancements and extensions.

Based on the episodic nature of disease outbreaks, the performance of this business can fluctuate. In 2013, LPD organic revenues declined approximately 1%, resulting primarily from lower sales volumes of bovine tests resulting from changes in European testing requirements and lower sales volumes of Dairy SNAP tests used for the detection of the contaminant Aflatoxin M1 and antibiotic residues in milk.

In 2013, approximately 88% of our sales in this business were from markets outside of the U.S., most notably Europe. The performance of the business is particularly subject to the various risks that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”

Other

OPTI Medical Systems. Our strategy in the OPTI Medical Systems business for the human market is to develop, manufacture, and sell electrolyte and blood gas analyzers and related consumable products for the medical point-of-care diagnostics market worldwide, with a focus on small to mid-sized hospitals. We seek to differentiate our products based on ease of use, convenience, international distribution and service and instrument reliability. Similar to our veterinary instruments and consumables strategy, a substantial portion of the revenues from this product line is derived from the sale of consumables for use on the installed base of electrolyte and blood gas analyzers. During the early stage of an instrument’s life cycle, relatively greater revenues are derived from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placement revenues begin to decline. Our long-term success in this area of our business is dependent upon new customer acquisition, customer retention and increased customer utilization of existing and new assays introduced on these instruments.

Our strategy in the OPTI Medical Systems business for the veterinary market is to utilize this unit’s know-how, intellectual property and manufacturing capability to continue to expand the menu and instrument capability of the VetStat and Catalyst Dx platforms for veterinary applications while reducing our cost of consumables by leveraging experience and economies of scale.

In 2013, approximately 83% of our sales in the OPTI Medical Systems business were from markets outside of the U.S., most notably Europe, the Middle-East and Asia. The performance of the business is particularly subject to the various risks that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K describes the significant accounting policies used in preparation of these consolidated financial statements.

We believe the following critical accounting estimates and assumptions may have a material impact on reported financial condition and operating performance and involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change.

Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. See Note 2(i) to the consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of the instruments from the IDEXX VetLab suite of analyzers, digital imaging systems or practice management software, combined with one or more of the following products: extended maintenance agreements (“EMAs”), consumables and reference laboratory diagnostic and consulting services. Practice management software is frequently sold with post-contract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Delivery of our IDEXX VetLab instruments, digital imaging systems and practice management software generally occurs at the onset of the arrangement. EMAs, consumables, and reference laboratory diagnostic and consulting services typically are delivered over future periods, generally one to six years. In certain arrangements, revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of products and services in the future.

We allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition, as discussed above, have been met for each element. If available, we establish the selling price of each element based on vendor-specific objective evidence (“VSOE”), which represents the price charged for a deliverable when it is sold separately. We use third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When these arrangements include a separately-priced EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement to the extent the separately stated price is substantive. If there is no stated contractual price for an EMA, or the separately stated price is not substantive, we allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition, as discussed above, have been met for each element.

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

Customer programs. We record reductions to revenue related to customer marketing and incentive programs, which include end-user rebates and other volume-based incentives. Incentives may be provided in the form of IDEXX Points, credits or cash and are earned by end-users upon achieving defined volume purchases or utilization levels or upon entering an agreement to purchase products or services in future periods. The summary of revenue reductions presented below reflects all revenue reductions recorded for the year for each particular program. These amounts are presented on a net basis when applicable, which accounts for any differences between estimates and actual incentives earned for the relevant customer marketing or incentive program. These differences have been insignificant in all quarterly or annual periods. Our most significant customer programs are categorized as follows:

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

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches its agreement, it is required to refund a prorated portion of the up-front cash or IDEXX Points, among other things. These incentives are considered to be customer acquisition costs and are capitalized and recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase IDEXX VetLab instruments, digital imaging systems or Cornerstone practice management systems, product revenue and cost is deferred and recognized over the term of the customer agreement as products and services are provided to the customer. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2013, 2012 and 2011, impairments of customer acquisition costs were immaterial.

IDEXX VetLab Instrument Marketing Programs. Our instrument marketing programs require the customer to enroll at the time of instrument purchase and offer customers the opportunity to earn incentives in future periods based on the volume of the products they purchase and utilize over the term of the program. These arrangements are considered MEAs in accordance with our revenue recognition policy stated above. Revenue reductions related to instrument marketing programs are recorded based on an estimate of customer purchase and utilization levels and the incentive the customer will earn over the term of the program. Our estimates are based on historical experience and the specific terms and conditions of the marketing program and require us to apply judgment to approximate future product purchases and utilization. Differences between our estimates and actual incentives earned are accounted for as a change in estimate. These differences were not material for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013, a 5% change in our estimate of future customer utilization would increase or reduce revenue by approximately $0.4 million.

Reagent Rental Programs. Our reagent rental programs provide our customers the right to use our instruments in consideration for multi-year agreements to purchase annual minimum amounts of consumables. No instrument revenue is recognized at the time of instrument installation. We recognize a portion of the revenue allocated to the instrument concurrent with the future sale of consumables. We determine the amount of revenue allocated from the consumable to the instrument based on relative selling prices and determine the rate of instrument revenue recognition in proportion to the customer’s minimum volume commitment. The cost of the instrument is charged to cost of product revenue on a straight-line basis over the term of the minimum purchase agreement.

IDEXX Points may be applied against the purchase price of IDEXX products and services purchased in the future or applied to trade receivables due to us. IDEXX Points that have not yet been used by customers are classified as a liability until use or expiration occurs. We estimate the amount of IDEXX Points expected to expire, or breakage, based on historical expirations and we recognize the estimated benefit of breakage as IDEXX Points are issued to customers. On November 30 of each year, unused IDEXX Points earned before January 1 of the prior year generally expire and any variance from the breakage estimate is accounted for as a change in estimate. This variance was not material for the years ended December 31, 2013, 2012 and 2011.

Future market conditions and changes in product offerings may cause us to change marketing strategies to increase or decrease customer incentive offerings, possibly resulting in incremental reductions of revenue in future periods as compared to reductions in the current or prior periods. Additionally, certain customer programs require us to estimate, based on historical experience, and apply judgment to approximate the number of customers who will actually redeem the incentive. In determining estimated revenue reductions we utilize data supplied from distributors and collected directly from end users, which includes the volume of qualifying products purchased and the number of qualifying tests run as reported to us by end users via IDEXX SmartService.  Differences between estimated and actual customer participation in programs may impact the amount and timing of revenue recognition.

Following is a summary of revenue reductions, net recorded in connection with our customer programs for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Revenue Reductions Recorded, Net
Customer Loyalty Programs, net (1)	$16,193	$17,332	$16,591
Up-Front Customer Loyalty Programs	9,937	8,704	3,954
IDEXX VetLab Instrument Marketing Programs, net (1)	17,885	15,686	11,137
Other Customer Programs, net (1)	2,733	578	1,513
Total revenue reductions, net	$46,748	$42,300	$33,195

(1)	Revenue reduction is provided on a net basis, which accounts for any differences between estimates and actual incentives earned.

Accrued customer programs are included within accrued liabilities and other long-term liabilities, depending on the anticipated settlement date, in the consolidated balance sheets included in this Annual Report on Form 10-K. Following is a summary of changes in the accrual for estimated revenue reductions attributable to customer programs and the ending accrued customer programs balance for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

Accrued Customer Programs:
Balance, beginning of the year	$36,625	$37,767	$23,321
Revenue reductions for Customer Loyalty Programs, net (1)	16,193	17,332	16,591
Up-Front Customer Loyalty Program Awards issued as IDEXX Points	8,019	8,215	21,259
Revenue reductions for IDEXX VetLab Instrument Marketing Programs, net (1)	17,885	15,686	11,137
Revenue reductions for Other Customer Programs, net (1)	2,733	578	1,513
IDEXX Points redeemed and credits issued	(40,783)	(41,832)	(35,629)
Breakage	(1,044)	(1,135)	(325)
Exchange impact on balances denominated in foreign currency	(283)	14	(100)
Balance, end of year	$39,345	$36,625	$37,767

(1)	Revenue reduction is provided on a net basis, which accounts for any differences between estimates and actual incentives earned.

Inventory Valuation

We write down the carrying value of inventory for estimated obsolescence by an amount equal to the difference between the cost of inventory and the estimated market value when warranted based on assumptions of future demand, market conditions, remaining shelf life or product functionality. If actual market conditions or results of estimated functionality are less favorable than those we estimated, additional inventory write-downs may be required, which would have a negative effect on results of operations.

Valuation of Goodwill and Other Intangible Assets

A significant portion of the purchase price for acquired businesses is generally assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a quoted price in an active market for the identical asset is not readily available at the measurement date, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When material, we utilize independent valuation experts to advise and assist us in determining the fair values of the identified intangible assets acquired in connection with a business acquisition and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair value of acquired net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value of contingent consideration are recognized in earnings.

We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. Our reporting units are the individual product and service categories that comprise our CAG operating segment, our Water and LPD operating segments and goodwill remaining from the restructuring of our pharmaceutical business in the fourth quarter of 2008, referred to herein as the Technology reporting unit. A substantial portion of the goodwill remaining from the pharmaceutical business, included in our “Other Segment”, is associated with products that have been, or that we expect to be, licensed to third parties. Realization of this goodwill is dependent upon the success of those third parties in developing and commercializing products, which will result in our receipt of royalties and other payments. Our Dairy and OPTI Medical businesses, for which there is no goodwill associated, are presented in our LPD and Other segments, respectively.

In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would then perform step one of the two-step impairment test; otherwise, no further impairment test would be required. In contrast, we can opt to bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the two-step impairment test. Doing so does not preclude us from performing the qualitative assessment in any subsequent period.

As part of our goodwill testing process, we evaluate factors specific to a reporting unit as well as industry and macroeconomic factors that are reasonably likely to have a material impact on the fair value of a reporting unit. Examples of the factors considered in assessing the fair value of a reporting unit include: the results of the most recent impairment test, the competitive environment, anticipated changes in product or labor costs, revenue growth trends, the consistency of operating margins and cash flows and current and long-range financial forecasts. The long-range financial forecasts of the reporting units, which are based upon management’s long-term view of our markets, are used by senior management and the Board of Directors to evaluate operating performance.

In the fourth quarter of 2013, we elected to bypass the qualitative approach and instead proceeded directly to step one of the two-step impairment test to assess the fair value of all of our reporting units.

As part of step one of the two-step impairment test, we estimate the fair values of applicable reporting units using an income approach based on discounted forecasted cash flows. We make significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. In addition, we make certain assumptions in allocating shared assets and liabilities to individual reporting units in determining the carrying value of each reporting unit. As of September 30, 2013, the date that we performed our assessment of goodwill for impairment, the total aggregate fair value of the reporting units approximated the Company’s market capitalization. Valuation assumptions reflect our projections and best estimates, based on significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. The results of our goodwill impairment test indicate an excess of estimated fair value over the carrying amount for each of our reporting units by a range of approximately $11.6 million to $1.5 billion and 123% to 1600% of the reporting unit’s carrying value.

While we believe that the assumptions used to determine the estimated fair values of each of our reporting units are reasonable, a change in assumptions underlying these estimates could result in a material negative effect on the estimated fair value of the reporting units. Our fair value estimate assumes the achievement of future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. We use forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlooks for our reporting units. Actual results may differ from those assumed in our forecasts. The discount rate is based on a weighted average cost of capital derived from industry peers. Changes in market conditions, interest rates, growth rates, tax rates, costs, pricing or the discount rate would affect the estimated fair values of our reporting units and could result in a goodwill impairment charge in a future period. No goodwill impairments were identified during the years ended December 31, 2013, 2012 or 2011.

A prolonged economic downturn resulting in lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry specific events or circumstances could have a negative impact on our reporting units and may also reduce the fair value of our reporting units. Should such events occur and it becomes more likely than not that a reporting unit’s fair value has fallen below its carrying value, we will perform an interim goodwill impairment test, in addition to the annual impairment test. Future impairment tests may result in an impairment of goodwill, depending on the outcome of future impairment tests. An impairment of goodwill would be reported as a non-cash charge to earnings.

We assess the realizability of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to write the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset and applying a risk-adjusted discount rate. No impairments of intangible assets were identified during the years ended December 31, 2013, 2012 and 2011.

As a result of operating losses incurred during 2012 by our OPTI Medical Systems business in the human market, we tested the related asset group, including intangible assets, for impairment in the third quarter of 2012. Simultaneously, we also reviewed the estimated useful lives of these intangible assets and determined that based on investments in our next generation OPTI analyzer it is likely we will experience a reduction in revenues from the existing products based on the acquired technologies sooner than previously estimated. As a result, we reduced the estimated useful lives for certain OPTI Medical Systems intangible assets resulting in increased amortization in the fourth quarter of 2012 and future periods.

As of September 30, 2012, we determined the future net undiscounted cash flow for our OPTI Medical Systems business in the human market, which is comprised of those cash flows that are directly associated with and that are expected to arise as a direct result of the use of the asset group, exceeded the $17 million carrying value of the related asset group, including intangible assets of $5 million, by approximately 60%.

For the year ended December 31, 2013, OPTI Medical Systems achieved operating profit and cash flows that exceeded our estimates used as of September 30, 2012, therefore no impairment test was performed during the year ended December 31, 2013.

Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates and tax rates. Many of the factors used in assessing future cash flows are outside the control of management and changes in the assumptions or estimates could materially affect the future cash flows of an asset group, and therefore could affect the amount of potential future impairment of the asset. In addition, the performance of the business is subject to the various risks described above that are associated with our limited experience and small scale in the human point-of-care market. See “Part I, Item 1A. Risk Factors.” No impairments of intangible assets were identified during the years ended December 31, 2013, 2012 and 2011.

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. The risk-free interest rate is based on the U.S. Treasury yield for a duration similar to the expected term at the date of grant. We have never paid any cash dividends on our common stock and we have no intention to pay a dividend at this time; therefore, we assume that no dividends will be paid over the expected terms of option awards. We determine the assumptions to be used in the valuation of option grants as of the date of grant. As such, we use different assumptions during the year if we grant options at different dates. Substantially all of our options granted during the years ended December 31, 2013, 2012 and 2011 were granted in the first quarter of each year. The weighted average of each of the valuation assumptions used to determine the fair value of each option grant during each of the previous three years is as follows:

	For the Years Ended December 31,
	2013	2012	2011

Expected stock price volatility	32%	34%	33%
Expected term, in years (1)	4.9	4.6	4.8
Risk-free interest rate	1.0%	0.8%	2.3%

(1)	Options granted after May 8, 2013 have a contractual term of ten years. Options granted between January 1, 2006 and May 8, 2013 have contractual terms of seven years.

Changes in the subjective input assumptions, particularly for the expected stock price volatility and the expected term of options, can materially affect the fair value estimate. Our expected stock price volatility assumption is based on the historical volatility of our stock over a period similar to the expected term and other relevant factors. Lower estimated volatility reduces the fair value of a stock option, while higher estimated volatility has the opposite effect. The total fair value of stock options granted during the year ended December 31, 2013 was $10.5 million. If the weighted average of the stock price volatility assumption was increased or decreased by 1%, the total fair value of stock options awarded during the year ended December 31, 2013 would have increased or decreased by approximately 3% and the total expense recognized for the year ended December 31, 2013 for options awarded during the same period would have increased or decreased by less than $0.1 million.

We derive the expected term assumption for stock options based on historical experience and other relevant factors concerning expected behavior with regard to option exercises. The expected term is determined using a consistent method at each grant date. A longer expected term assumption increases the fair value of stock option awards, while a shorter expected term assumption has the opposite effect. If the weighted average of the expected term was increased or decreased by one year, the total fair value of stock options awarded during the year ended December 31, 2013 would have increased by 10% or decreased by 11%, respectively, and the total expense recognized for the year ended December 31, 2013 for options awarded during 2013 would have increased or decreased by $0.2 million.

Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which ranges from one to five years, depending on the award. Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors; share-based compensation expense is adjusted annually for actual results. Total share-based compensation expense for the year ended December 31, 2013 was $16.6 million, which is net of a reduction of $3.0 million for actual and estimated forfeitures. Fluctuations in our overall employee turnover rate may result in changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience and, therefore could have a significant unanticipated impact on share-based compensation expense.

Modifications of the terms of outstanding options may result in significant increases or decreases in share-based compensation. There were no material modifications to the terms of outstanding options, restricted stock units or deferred stock units during 2013, 2012 or 2011.

The fair value of stock options, restricted stock units, deferred stock units and employee stock purchase rights issued during the years ended December 31, 2013, 2012 and 2011 totaled $22.2 million, $18.2 million and $25.5 million, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at December 31, 2013 was $34.9 million, which will be recognized over a weighted average period of approximately 1.6 years.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.

On a quarterly basis, we assess our current and projected earnings by jurisdiction to determine whether or not our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in a particular jurisdiction in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A reduction of net income before taxes in each subsidiary equal to 5% of revenue, compared to the corresponding reported amounts for the year ended December 31, 2013, would not result in the recognition of material incremental valuation allowances.

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

Our net taxable temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of one percentage point in our anticipated U.S. state income tax rate would cause us to decrease our net deferred tax liability balance by $0.3 million. This decrease in the net deferred liability would increase net income in the period that our rate was adjusted. Likewise, a decrease of one percentage point to our anticipated U.S. state income tax rate would have the opposite effect.

We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made.

We consider the majority of the operating earnings of non-U.S. subsidiaries to be indefinitely invested outside the U.S. The cumulative earnings of these subsidiaries were $349.8 million at December 31, 2013, of which approximately $278.1 million was held in cash and cash equivalents as of December 31, 2013. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of non-U.S. subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable.  For the operating earnings not considered to be indefinitely invested outside the U.S. we have accounted for the tax impact on a current basis.

We record a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more likely than not be sustained. For positions that we believe that it is more likely than not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. Our net liability for uncertain tax positions was $6.6 million and $6.3 million as of December 31, 2013 and 2012, respectively, which includes estimated interest expense and penalties.

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

Consistent with our estimate as of December 31, 2012 and 2011, we believe that our U.S. CAG distributors typically hold inventory equivalent to approximately four weeks of the anticipated end-user demand for VetLab consumables and rapid assay products at the end of a quarter.

Currency Impact.  Approximately 26% of our consolidated revenue for each of the years ended December 31, 2013, 2012 and 2011 was derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues.

The impact on revenue resulting from changes in foreign currency exchange rates is not a measure defined by U.S. GAAP, otherwise referred to herein as a non-U.S. GAAP measure. We calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the weighted average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the current year period. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results normalized for changes in currency in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods.

During the twelve months ended December 31, 2013, compared to the twelve months ended December 31, 2012, changes in foreign currency exchange rates decreased total company revenue by approximately $9.5 million, due primarily to the strengthening of the U.S. dollar against the Japanese yen and the Australian dollar.

During the twelve months ended December 31, 2012, compared to the twelve months ended December 31, 2011, changes in foreign currency exchange rates decreased total company revenue by approximately $19.0 million, due primarily to the strengthening of the U.S. dollar against the Euro.

Effects of Economic Conditions. Demand for many of our products and services has been negatively affected by economic conditions since mid-2008. In our CAG segment, we believe that low economic growth and relatively high unemployment have led to negative or cautious consumer sentiment, which has affected the number of patient visits to veterinary clinics. Based on data provided by a subset of our customers that use our practice management systems, we observed patient visits were flat to slightly down beginning in 2009, with a slight improvement in the growth of patient visits beginning in the fourth quarter of 2012 and further improvement during 2013 over the previous year periods, although the rate of improvement has not been steady. We believe that this data, though limited, provides a fair and meaningful representation of the trend in patient visit activity in the U.S. that is consistent with trends in the U.S. economic environment and consumer sentiment. In contrast, economic conditions in certain European countries remain challenging, which continues to negatively impact our CAG segment in particular.

We believe that the overall trend in patient visits since the beginning of the economic downturn has had a slightly negative impact on the growth rate of sales of rapid assay tests, instrument consumables and reference laboratory diagnostic and consulting services. In addition, we believe the rate of growth of sales of our instruments, digital radiography and practice management systems, which are larger capital purchases for veterinarians, has also been affected by continued caution among veterinarians regarding economic conditions. Weaker economic conditions since mid-2008 have also caused our customers to remain sensitive to the pricing of our products and services resulting in lower revenue growth due to limited price increases for certain products.

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

We believe that the diversity of our products and services and the geographic diversity of our markets have partially mitigated the effects of the economic environment and negative consumer sentiment on our revenue growth rates. Looking forward, we are cautiously optimistic that the improvements we began to see in the U.S. commencing in the fourth quarter of 2012 and continuing in 2013 are reflective of a gradual improvement in the macroeconomic environment that over time will further reduce these effects.

Effects of Patent Expiration. Although the Company has several patents and licenses of patents and technologies from third parties expected to expire during 2014 and 2015, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on the Company’s financial position or future operations due to a range of factors including our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; our significant know-how, scale and investments related to manufacturing processes of associated product offerings.

Twelve Months Ended December 31, 2013 Compared to Twelve Months Ended December 31, 2012

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

Total Company. The following table presents revenue by operating segment:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2013	2012	Change	Change	Currency	Acquisitions	Growth

CAG	$1,150,169	$1,072,211	$77,958	7.3%	(0.8%)	0.3%	7.8%
Water	87,959	84,680	3,279	3.9%	(0.6%)	0.3%	4.2%
LPD	113,811	111,308	2,503	2.2%	0.2%	2.6%	(0.6%)
Other	25,119	25,139	(20)	(0.1%)	0.1%	-	(0.2%)
Total	$1,377,058	$1,293,338	$83,720	6.5%	(0.7%)	0.5%	6.7%

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2013	2012	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics recurring revenue:	$974,004	$896,449	$77,555	8.7%	(0.8%)	0.1%	9.4%
VetLab consumables	311,359	278,818	32,541	11.7%	(0.7%)	-	12.4%
VetLab service and accessories	51,891	48,056	3,835	8.0%	(2.5%)	-	10.5%
Rapid assay products	169,547	162,232	7,315	4.5%	(0.7%)	-	5.2%
Reference laboratory diagnostic and consulting services	441,207	407,343	33,864	8.3%	(0.8%)	0.3%	8.8%
CAG Diagnostics capital - VetLab instruments	83,374	90,177	(6,803)	(7.5%)	(1.5%)	-	(6.0%)
Customer information management and digital imaging systems	92,791	85,585	7,206	8.4%	(0.3%)	3.1%	5.6%
Net CAG revenue	$1,150,169	$1,072,211	$77,958	7.3%	(0.8%)	0.3%	7.8%

The increase in CAG Diagnostics recurring revenue is due primarily to increased volumes and higher realized prices in both our reference laboratory diagnostic services and our VetLab consumables.

VetLab consumables revenue growth was due to higher unit volumes and higher realized prices. The increase in unit volumes resulted primarily from growth of our installed base for our Catalyst Dx and ProCyte Dx instruments as a result of customer acquisitions, as well as an increase in testing from existing customers who upgraded to these instruments, partially offset by lower sales of consumables used with our VetTest chemistry instrument. Higher realized prices were the result of changes in certain distributor arrangements and list price increases. The impact of changes in distributors’ inventory levels reduced reported consumables revenue growth by approximately 1%.

VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

 The increase in rapid assay product revenue was due primarily to both higher unit volumes and higher realized prices resulting from price increases and a change in a distributor arrangement. Higher sales volumes were driven by an increase in U.S. canine practice-level sales volumes and increased volumes of our canine pancreatitis products. The impact of changes in distributors’ inventory levels did not have a significant impact on revenue growth.

The increase in reference laboratory diagnostic and consulting services revenue resulted from the impact of both increased testing volumes and price increases. Higher testing volumes were driven by the acquisition of new customers, increased testing volumes from existing customers and improved customer retention.

The decrease in CAG Diagnostics capital instruments revenue was due primarily to the impact of customer programs. The impact from customer programs includes a reagent rental program that we launched in North America during the fourth quarter of 2012. Under the reagent rental program, VetLab instrument revenue is recognized over the term of the minimum purchase agreement instead of at the time we place the instrument.

The increase in customer information management and digital imaging systems revenue resulted primarily from higher support revenue due to an increase in our active installed base and revenue from Pet Health Network Pro, which launched commercially in the first quarter of 2013. These favorable factors were partly offset by a decrease in digital radiography system placements.

Water. The increase in Water revenue was due primarily to higher sales volumes of our Colilert products and related accessories in Europe and North America, driven by new account acquisitions and higher average unit sales prices.

Livestock, Poultry and Dairy. The decrease in LPD revenue resulted primarily from lower sales volumes of BSE tests resulting from changes in European testing requirements and a reduction in sales volumes of our Dairy SNAP tests used for the detection of the contaminant Aflatoxin M1 and antibiotic residues in milk. In early 2012, Dairy SNAP sales volumes were favorably impacted by testing as a result of an Aflatoxin M1 outbreak in China; testing volumes in China subsided over the remainder of 2012. These unfavorable factors were partly offset by higher sales of certain bovine tests resulting from increased testing levels from government programs and higher sales volumes of certain poultry and swine tests.

In 2014, we anticipate lower sales volumes of bovine tests in Europe resulting from the success of certain eradication programs and changes in testing requirements. Lower European bovine volumes are expected to reduce revenue by less than $10 million for the year ending December 31, 2014.

Other. Other revenue for the year ended December 31, 2013 was generally consistent with the prior year as lower sales volumes associated with our pharmaceutical product line were almost entirely offset by higher sales volumes of consumables and accessories used with our OPTI Medical instruments.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Year		For the Year
	Ended		Ended
Gross Profit	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2013	Revenue	2012	Revenue	Change	Change

CAG	$616,335	53.6%	$561,043	52.3%	$55,292	9.9%
Water	58,218	66.2%	56,133	66.3%	2,085	3.7%
LPD	62,534	54.9%	66,166	59.4%	(3,632)	(5.5%)
Other	12,650	50.4%	10,645	42.3%	2,005	18.8%
Unallocated amounts (1)	6,381	N/A	5,161	N/A	1,220	23.6%
Total Company	$756,118	54.9%	$699,148	54.1%	$56,970	8.1%

(1)

“Unallocated amounts” refers to items not allocated to our operating segments, including a portion of corporate support function and personnel-related expenses, certain manufacturing costs, corporate research and development expenses that do not align with one of our existing business or service categories, the difference between estimated and actual share-based compensation expense and certain foreign currency exchange gains and losses.

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 54% from 52%. The increase in the gross profit percentage was due primarily to price increases for our reference laboratory diagnostic and consulting services, VetLab consumables and, to a lesser extent, rapid assay products and volume-related efficiencies realized throughout our reference laboratory operations.

Water. Gross profit for Water increased due primarily to higher sales. The gross profit percentage for the year ended December 31, 2013 was generally consistent with the prior year, as the unfavorable impact of currency was mostly offset by higher average unit sales prices. The unfavorable impact of currency was due primarily to hedging losses during the year ended December 31, 2013 compared to hedging gains during the prior year.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to a decrease in the gross profit percentage to 55% from 59%, partly offset by higher sales. The decrease in the gross profit percentage was due primarily to higher overall manufacturing costs and the unfavorable impact of currency. Higher manufacturing costs were due primarily to an increase in materials costs and lower production volumes in certain product lines. The unfavorable impact of currency was due primarily to hedging losses during the year ended December 31, 2013 compared to hedging gains during the prior year.

Other. Gross profit for Other increased due to an increase in the gross profit percentage to 50% from 42%, due primarily to lower overall OPTI Medical manufacturing costs resulting from a reduction in materials costs and higher relative sales of consumables used with our OPTI Medical instruments and milestone and royalty revenue earned from our remaining pharmaceutical out-licensing arrangements, both of which yield higher relative margins.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to changes in certain currency exchange rates and a decrease in certain manufacturing costs, partly offset by an increase in personnel-related costs.

In certain geographies where we maintain inventories in currencies other than the U.S. dollar, the product costs reported in our operating segments include our standard cost for products sold, which is stated at the budgeted currency exchange rate from the beginning of the fiscal year. In these geographies, the variances from standard cost for products sold related to changes in currency exchange rates are reported within the caption “Unallocated Amounts.” For the year ended December 31, 2013, these variances were due primarily to the cost of products sold in Japanese yen.

The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The decrease in certain manufacturing costs is due primarily to the recognition of previously favorable capitalized variances.

We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The increase in personnel-related costs for Unallocated Amounts is due primarily to higher self-insured healthcare costs during the year ended December 31, 2013 compared to the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2013	Revenue	2012	Revenue	Change	Change

CAG	$397,690	34.6%	$357,807	33.4%	$39,883	11.1%
Water	20,897	23.8%	18,446	21.8%	2,451	13.3%
LPD	48,375	42.5%	45,358	40.7%	3,017	6.7%
Other	10,245	40.8%	7,743	30.8%	2,502	32.3%
Unallocated amounts	12,149	N/A	7,231	N/A	4,918	68.0%
Total Company	$489,356	35.5%	$436,585	33.8%	$52,771	12.1%

	For the Year		For the Year
	Ended		Ended
Operating Income	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2013	Revenue	2012	Revenue	Change	Change

CAG	$218,645	19.0%	$203,236	19.0%	$15,409	7.6%
Water	37,321	42.4%	37,687	44.5%	(366)	(1.0%)
LPD	14,159	12.4%	20,808	18.7%	(6,649)	(32.0%)
Other	2,405	9.6%	2,902	11.5%	(497)	(17.1%)
Unallocated amounts	(5,768)	N/A	(2,070)	N/A	(3,698)	(178.6%)
Total Company	$266,762	19.4%	$262,563	20.3%	$4,199	1.6%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2013	Revenue	2012	Revenue	Change	Change

Sales and marketing	$208,991	18.2%	$186,287	17.4%	$22,704	12.2%
General and administrative	125,877	10.9%	115,266	10.8%	10,611	9.2%
Research and development	62,822	5.5%	56,254	5.2%	6,568	11.7%
Total operating expenses	$397,690	34.6%	$357,807	33.4%	$39,883	11.1%

The increase in sales and marketing expense was due primarily to increased personnel-related costs from investment in our commercial organizations in all major regions, including the completion of our North American sales force expansion and associated marketing and consulting costs related to this transformation. The increase in general and administrative expense resulted primarily from increased personnel-related costs and an increase in costs attributable to investments in information technology. The increase in research and development expense resulted primarily from higher personnel-related costs and an increase in consulting and external development costs.

Water. The following table presents Water operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2013	Revenue	2012	Revenue	Change	Change

Sales and marketing	$9,942	11.3%	$9,398	11.1%	$544	5.8%
General and administrative	8,398	9.5%	6,546	7.7%	1,852	28.3%
Research and development	2,557	2.9%	2,502	3.0%	55	2.2%
Total operating expenses	$20,897	23.8%	$18,446	21.8%	$2,451	13.3%

The increase in sales and marketing and general and administrative expense resulted primarily from higher personnel-related costs. Research and development expense for the year ended December 31, 2013 was generally consistent with the prior year.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2013	Revenue	2012	Revenue	Change	Change

Sales and marketing	$20,972	18.4%	$18,517	16.6%	$2,455	13.3%
General and administrative	14,855	13.1%	14,388	12.9%	467	3.2%
Research and development	12,548	11.0%	12,453	11.2%	95	0.8%
Total operating expenses	$48,375	42.5%	$45,358	40.7%	$3,017	6.7%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, including costs associated with the acquisition of a Brazilian distributor, and increased spending on promotional activities in the Asia Pacific region. The increase in general and administrative expense was due primarily to costs associated with the acquisition and integration of the Brazilian distributor, a portion of which will not recur, partly offset by lower personnel-related costs and a decrease in intangible asset amortization. Research and development expense during the year ended December 31, 2013 was generally consistent with the prior year.

Other. Operating expenses for Other increased $2.5 million to $10.2 million for the year ended December 31, 2013, due primarily to a $3.5 million milestone payment earned during the year ended December 31, 2012 related to the 2008 sale of product rights previously included in our pharmaceutical product line, partly offset by lower personnel-related costs in our OPTI Medical line of business. The pharmaceutical milestone payment was not classified as revenue because the transaction was accounted for as the sale of a business; rather it was reflected as a reduction to general and administrative expenses as earned.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $4.9 million to $12.1 million for the year ended December 31, 2013 as compared to the prior year due primarily to losses incurred resulting from the bankruptcy of a freight payment and audit service provider (“freight service company”), partly offset by lower legal and other professional fees incurred as result of the resolution of the FTC investigation in February 2013 and proceeds received during 2013 in connection with the demutualization of an insurance provider. In March 2013, the freight service company provided notice to us that all freight payment services would cease immediately and that certain amounts paid by us to the freight service company were not subsequently remitted to our freight carriers due to an employee fraud and a breakdown in internal controls, both at the freight service company, concluding in significant losses and the resulting bankruptcy. In response, we recorded a $3.9 million loss related to these unremitted amounts in general and administrative expense during the year ended December 31, 2013. We continue to monitor the freight service company’s bankruptcy proceeding, but we cannot be certain of any recovery at this time.

Interest Income and Interest Expense

Interest income was $1.9 million for both the years ended December 31, 2013 and 2012.

Interest expense was $5.4 million for the year ended December 31, 2013 compared to $3.8 million for the same period of the prior year. The increase in interest expense was due primarily to higher average balances outstanding on our unsecured revolving credit facility and senior notes that we issued and sold through a private placement in an aggregate amount of $150 million in December 2013. The senior notes consist of $75 million of 3.94% Series A Senior Notes due December 11, 2023 and $75 million of 4.04% Series B Senior Notes due December 11, 2025. See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our senior notes. We anticipate interest expense to increase during 2014 as a result of the issuance of the senior notes.

Provision for Income Taxes

Our effective income tax rate was 28.7% for the year ended December 31, 2013 and 31.6% for the year ended December 31, 2012. The decrease in our effective income tax rate for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was due primarily to the research and development (“R&D”) tax credit. For the year ended December 31, 2012, the U.S. legislation authorizing the R&D tax credit had expired and no associated tax benefit was recognized within this period. On January 2, 2013, U.S. federal legislation was enacted that retroactively allowed an R&D tax credit for all of 2012 and extended the R&D tax credit through the year ending December 31, 2013. Because the related legislation was enacted in 2013, the full benefit of the R&D tax credit related to the prior year’s activities was recognized in 2013. In addition, higher relative earnings subject to international tax rates that are lower than domestic tax rates also contributed to the decrease in our effective income tax rate.

As of January 1, 2014, the U.S. R&D tax credit has again expired and we will not benefit from this provision unless legislation renewing the program is enacted.

In 2014, it is reasonably possible that we could recognize up to $0.4 million of income tax benefits that have not been recognized at December 31, 2013. The income tax benefits are primarily due to the lapse in the statutes of limitations for various tax jurisdictions.

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

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2012	2011	Change	Change	Currency	Acquisitions	Growth

CAG	$1,072,211	$999,722	$72,489	7.3%	(1.4%)	1.2%	7.5%
Water	84,680	82,125	2,555	3.1%	(1.4%)	-	4.5%
LPD	111,308	113,589	(2,281)	(2.0%)	(3.3%)	-	1.3%
Other	25,139	23,253	1,886	8.1%	(0.8%)	-	8.9%
Total	$1,293,338	$1,218,689	$74,649	6.1%	(1.6%)	1.0%	6.7%

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2012	2011	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics recurring revenue:	$896,449	$829,192	$67,257	8.1%	(1.5%)	1.4%	8.2%
VetLab consumables	278,818	255,848	22,970	9.0%	(1.7%)	-	10.7%
VetLab service and accessories	48,056	45,083	2,973	6.6%	(0.4%)	-	7.0%
Rapid assay products	162,232	154,342	7,890	5.1%	(0.7%)	-	5.8%
Reference laboratory diagnostic and consulting services	407,343	373,919	33,424	8.9%	(1.8%)	3.1%	7.6%
CAG Diagnostics capital - VetLab instruments	90,177	93,655	(3,478)	(3.7%)	(1.9%)	-	(1.8%)
Customer information management and digital imaging systems	85,585	76,875	8,710	11.3%	(0.1%)	-	11.4%
Net CAG revenue	$1,072,211	$999,722	$72,489	7.3%	(1.4%)	1.2%	7.5%

The increase in CAG Diagnostics recurring revenue is due primarily to increased volumes in both our reference laboratory diagnostic services and our VetLab consumables.

VetLab consumables revenue growth was due primarily to higher sales volumes of consumables used with our Catalyst Dx instrument, partly offset by lower sales of consumables used with our VetTest chemistry instrument. The increase in consumables used with our Catalyst Dx instrument resulted primarily from growth of our install base as a result of customer acquisitions, as well as an increase in testing for customers who upgrade from our VetTest to our Catalyst Dx instrument. Higher sales volumes of consumables used with our ProCyte Dx instrument also contributed to the increase in consumables revenue. The impact of changes in distributors’ inventory levels contributed 1% to reported consumables growth.

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

The decrease in CAG Diagnostics capital instruments revenue was due primarily to lower sales of our Catalyst Dx and LaserCyte instruments, partly offset by increased sales of our ProCyte Dx instrument. Lower sales of our Catalyst Dx instrument were due primarily to lower average unit sales prices, a decrease in volumes during the year ended December 31, 2012 as compared to the prior year as result of the initial launch of a Catalyst Dx instrument marketing program in North America during the third quarter of 2011 and the impact of fourth quarter placements in 2012 under the reagent rental customer program where VetLab instrument revenue is recognized over the term of the rental agreement.

The increase in customer information management and digital imaging systems revenue resulted primarily from an increase in placements of our practice management systems, an increase in support and service revenue and incremental revenue recognized under customer loyalty programs where revenue had been deferred at the time of systems placement.

Water. The increase in Water revenue resulted primarily from higher Colilert product sales volumes due to new account acquisitions.

Livestock, Poultry and Dairy. The increase in LPD revenue resulted primarily from higher sales volumes of our Dairy SNAP tests used for the detection of antibiotic residue and the contaminant Aflatoxin M1 in milk, partly offset by lower bovine test sales resulting from the changes in European Union testing requirements and declines in certain government programs. Effective July 1, 2011, the age at which healthy cattle to be slaughtered are required to be tested for BSE in the European Union was increased from 48 months to 72 months, which is reducing the population of cattle tested for this disease. Revenue from BSE testing products was less than $10 million during the twelve months ended December 31, 2012.

Other. The increase in Other revenue was due primarily to higher sales of our OPTI Medical instruments and related consumables.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Year		For the Year
	Ended		Ended
Gross Profit	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2012	Revenue	2011	Revenue	Change	Change

CAG	$561,043	52.3%	$515,656	51.6%	$45,387	8.8%
Water	56,133	66.3%	51,555	62.8%	4,578	8.9%
LPD	66,166	59.4%	69,768	61.4%	(3,602)	(5.2%)
Other	10,645	42.3%	11,082	47.7%	(437)	(3.9%)
Unallocated amounts	5,161	N/A	(1,555)	N/A	6,716	431.9%
Total Company	$699,148	54.1%	$646,506	53.0%	$52,642	8.1%

Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage. The increase in the gross profit percentage was due primarily to higher average unit sales prices of our canine combination rapid assay tests, lower unit costs for consumables used in our VetLab instruments and the favorable impact of currency. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the year ended December 31, 2012 compared to hedging losses during the same period of the prior year.

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

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to a decrease in the gross profit percentage to 59% from 61% and lower sales. The decrease in the gross profit percentage was due primarily to higher overall manufacturing costs driven by lower production volumes in certain product lines, partly offset by the favorable impact of currency. The net effect of currency was positive because the net unfavorable impact of changes in foreign currency exchange rates was more than offset by hedging gains during the year ended December 31, 2012 compared to hedging losses during the same period of the prior year.

Other. Gross profit for Other decreased due to a decrease in the gross profit percentage to 42% from 48%, partly offset by higher sales. The decrease in the gross profit percentage was due primarily to lower average unit sales prices in our OPTI Medical line of business, higher relative sales of OPTI instruments that yield lower margins and lower relative milestone revenue from our remaining pharmaceutical out-licensing arrangements.

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

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2012	Revenue	2011	Revenue	Change	Change

CAG	$357,807	33.4%	$325,822	32.6%	$31,985	9.8%
Water	18,446	21.8%	17,711	21.6%	735	4.1%
LPD	45,358	40.7%	47,424	41.8%	(2,066)	(4.4%)
Other	7,743	30.8%	7,131	30.7%	612	8.6%
Unallocated amounts	7,231	N/A	12,193	N/A	(4,962)	(40.7%)
Total Company	$436,585	33.8%	$410,281	33.7%	$26,304	6.4%

	For the Year		For the Year
	Ended		Ended
Operating Income	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2012	Revenue	2011	Revenue	Change	Change

CAG	$203,236	19.0%	$189,834	19.0%	$13,402	7.1%
Water	37,687	44.5%	33,844	41.2%	3,843	11.4%
LPD	20,808	18.7%	22,344	19.7%	(1,536)	(6.9%)
Other	2,902	11.5%	3,951	17.0%	(1,049)	(26.6%)
Unallocated amounts	(2,070)	N/A	(13,748)	N/A	11,678	84.9%
Total Company	$262,563	20.3%	$236,225	19.4%	$26,338	11.1%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2012	Revenue	2011	Revenue	Change	Change

Sales and marketing	$186,287	17.4%	$173,679	17.4%	$12,608	7.3%
General and administrative	115,266	10.8%	102,699	10.3%	12,567	12.2%
Research and development	56,254	5.2%	49,444	5.0%	6,810	13.8%
Total operating expenses	$357,807	33.4%	$325,822	32.6%	$31,985	9.8%

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

Water. The following table presents Water operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2012	Revenue	2011	Revenue	Change	Change

Sales and marketing	$9,398	11.1%	$8,906	10.8%	$492	5.5%
General and administrative	6,546	7.7%	6,443	7.8%	103	1.6%
Research and development	2,502	3.0%	2,362	2.9%	140	5.9%
Total operating expenses	$18,446	21.8%	$17,711	21.6%	$735	4.1%

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, partly offset by the favorable impact of changes in foreign currency exchange rates. General and administrative expense was generally consistent with the same period of the prior year. The increase in research and development expense resulted primarily from higher personnel-related costs.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2012	Revenue	2011	Revenue	Change	Change

Sales and marketing	$18,517	16.6%	$19,631	17.3%	$(1,114)	(5.7%)
General and administrative	14,388	12.9%	14,408	12.7%	(20)	(0.1%)
Research and development	12,453	11.2%	13,385	11.8%	(932)	(7.0%)
Total operating expenses	$45,358	40.7%	$47,424	41.8%	$(2,066)	(4.4%)

The decrease in sales and marketing expense resulted primarily from the favorable impact of changes in foreign currency exchange rates, decreased spending on promotional activities and lower personnel-related costs. General and administrative expense was generally consistent with the same period of the prior year. The decrease in research and development expense was due primarily to lower personnel-related costs and the favorable impact of changes in foreign currency exchange rates.

Other. Operating expenses for Other increased $0.6 million to $7.7 million for the year ended December 31, 2012, due primarily to higher personnel-related costs in our OPTI Medical line of business, partly offset by a final $3.5 million milestone payment earned related to the 2008 sale of product rights previously included in our pharmaceutical product line earned during the year ended December 31, 2012 that was incremental to a similar $3.0 million milestone payment earned during the year ended December 31, 2011.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $5.0 million to $7.2 million for the year ended December 31, 2012 due primarily to lower personnel-related costs, lower legal and other professional fees incurred in connection with the FTC investigation and the absence of legal and other fees incurred as result of the resolution of the U.K. Office of Fair Trading investigation in November 2011. These favorable factors were partly offset by the absence of a payment related to the sale of certain raw material inventory in connection with the restructuring of our pharmaceutical business in 2008 that was recognized during the year ended December 31, 2011. We estimate certain personnel-related costs and allocate the estimated expense to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Interest Income and Interest Expense

Interest income of $1.9 million for the year ended December 31, 2012 was generally consistent with interest income of $1.7 million for the same period of the prior year.

Interest expense was $3.8 million for the year ended December 31, 2012 compared to $3.5 million for the same period of the prior year. The increase in interest expense was due primarily to higher average balances outstanding on our unsecured revolving credit facility, partly offset by lower effective interest rates.

Provision for Income Taxes

Our effective income tax rate was 31.6% for the year ended December 31, 2012 and 31.0% for the year ended December 31, 2011. The increase in the tax rate was due primarily to the expiration of the U.S. R&D tax credit.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our unsecured revolving credit facility. In addition, in 2013 we issued $150 million of our senior notes. At December 31, 2013 and December 31, 2012, we had $279.1 million and $224.0 million, respectively, of cash and cash equivalents, and working capital of $174.4 million and $163.2 million, respectively. Additionally, at December 31, 2013, we had remaining borrowing availability of $172 million under our $450 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months. These resources coupled with our ability, as needed, to obtain additional financing on favorable terms will be sufficient in the long term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of non-U.S. subsidiaries. Changes to this position could have adverse tax consequences. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at December 31, 2013, approximately $278.1 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. The amount of cash and cash equivalents held by our non-U.S. subsidiaries subject to other restrictions on the free flow of funds (primarily securing various obligations) was approximately $0.7 million. As of December 31, 2013, 28% of the cash and cash equivalents held by our non-U.S. subsidiaries was invested in money market funds restricted to U.S. government and agency securities, 45% was held as bank deposits, 27% was invested in money market funds having investments in highly liquid investment-grade fixed-income securities. As of December

31, 2013, approximately 59% of the cash and cash equivalents held by our non-U.S. subsidiaries was held in U.S. dollars.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense and other dilution of our earnings. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2013	2013	2013	2013	2012

Days sales outstanding (1)	39.9	41.9	41.2	40.8	39.9
Inventory turns (2)	1.9	1.7	1.7	1.7	1.8

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	[1]	Dollar Change

Net cash provided by operating activities	$245,996	$222,408		$23,588
Net cash used by investing activities	(86,059)	(58,131)		(27,928)
Net cash used by financing activities	(102,451)	(125,343)		22,892
Net effect of changes in exchange rates on cash	(2,414)	1,157		(3,571)
Net increase in cash and cash equivalents	$55,072	$40,091		$14,981
[1]

Revisions were made on the consolidated statement of cash flows for the year ended December 31, 2012 to correctly reflect $7.9 million of non-cash investing activities embedded in accounts payable, accrued liabilities and inventory on the consolidated balance sheets at December 31, 2012. See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about this revision.

Operating Activities. Cash provided by operating activities was $246.0 million for the year ended December 31, 2013 compared to $222.4 million for the same period in 2012. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $263.2 million for the year ended December 31, 2013 compared to $242.7 million for the same period in 2012, resulting in incremental operating cash flows of $20.5 million driven primarily by the increase in net income, deferred taxes and the receipt of a $3.5 million milestone payment earned during the year ended December 31, 2012 related to the sale of product rights previously included in our pharmaceutical product line. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $17.2 million during the year ended December 31, 2013, compared to a decrease of $20.3 million for the year ended December 31, 2012, resulting in an incremental increase in cash of $3.1 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	[1]	Dollar Change

Accounts receivable	$(15,946)	$3,487		$(19,433)
Inventories	(1,347)	(17,208)		15,861
Other assets	(4,325)	3,933		(8,258)
Accounts payable	(4,399)	(2,898)		(1,501)
Accrued liabilities	16,512	187		16,325
Deferred revenue	6,442	6,888		(446)
Tax benefit from share-based compensation arrangements	(14,158)	(14,676)		518
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(17,221)	$(20,287)		$3,066

1Revisions were made on the consolidated statement of cash flows for the year ended December 31, 2012 to correctly reflect $7.9 million of non-cash investing activities embedded in accounts payable, accrued liabilities and inventory on the consolidated balance sheets at December 31, 2012. See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about this revision.

The increase in cash provided by accrued liabilities during the year ended December 31, 2013 was greater than the prior year due primarily to higher personnel-related accruals, including employee incentive programs, commissions and other compensation related expenses. The increase in cash used for purchasing inventories during the year ended December 31, 2013 was less than the prior year due primarily to the timing of inventory receipts of slides used with our chemistry instruments during the year ended December 31, 2012. Higher revenues during the fourth quarter of 2013 as compared to the same period of the prior year were the driver of the increase in cash used by accounts receivable during the year ended December 31, 2013. The increase in cash used by other assets was due primarily to investments in certain supply contracts and higher spending on prepaid maintenance related to software licenses during the year ended December 31, 2013.

We historically have experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year and for the annual period driven primarily by the payment of annual employee incentive programs in the first quarter following the year for which the bonuses were earned and the seasonality of vector-borne disease testing, which has historically resulted in significant increases in accounts receivable balances during the first quarter of the year.

Investing Activities. Cash used by investing activities was $86.1 million for the year ended December 31, 2013 compared to $58.1 million for the same period in 2012. The increase in cash used by investing activities during the year ended December 31, 2013 was due primarily to incremental purchases of property and equipment and the acquisition of a Brazilian distributor. The incremental purchases of property and equipment were primarily related to investments to expand our worldwide headquarters in Westbrook, Maine and investments in manufacturing equipment. Our acquisition of the Brazilian distributor is described in Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K.

Our total capital expenditure plan for 2014 is estimated to be approximately $80 million, which includes capital investments in manufacturing equipment, investments in internal use software and information technology infrastructure, the renovation and expansion of our facilities and reference laboratories.

Financing Activities. Cash used by financing activities was $102.5 million for the year ended December 31, 2013 compared to cash used of $125.3 million for the same period in 2012. The decrease in cash used by financing activities was due primarily to the issuance of $150 million of senior notes, an increase in net borrowings under our unsecured revolving credit facility and an increase in cash received from the exercise of stock options. These favorable factors were mostly offset by an increase in cash used to repurchase common stock.

Cash used to repurchase shares of our common stock increased by $235.5 million during the year ended December 31, 2013 compared to the prior year. From the inception of our share repurchase program in August 1999 to December 31, 2013, we have repurchased 49.0 million shares. During the year ended December 31, 2013, we purchased 4.0 million shares for an aggregate cost of $367.8 million compared to purchases of 1.5 million shares for an aggregate cost of $132.3 million during 2012. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.

In May 2013, we refinanced our prior $300 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $450 million (the “Credit Facility”) with a syndicate of multinational banks, which matures on May 8, 2018 and requires no scheduled prepayments before that date. Though the Credit Facility does not mature until May 8, 2018, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the syndicate of such an event. Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.25 percentage points above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.25%, dependent on our leverage ratio.

In December 2013, we issued and sold through a private placement an aggregate amount of $150 million of senior notes consisting of $75 million of 3.94% Series A Senior Notes due December 11, 2023 and $75 million of 4.04% Series B Senior Notes due December 11, 2025 (collectively, the “Senior Notes”) under a Note Purchase Agreement among the Company and the accredited institutional purchasers named therein (the “Senior Note Agreement”). The proceeds from the Senior Notes were used for general corporate purposes, including repaying amounts outstanding under its revolving credit facility.

We may prepay the Senior Notes in an amount not less than 5.0% of the aggregate principal amount of the Senior Notes then outstanding at the principal amount so prepaid, plus the applicable make-whole amount (as set forth in the Senior Note Agreement) upon no more than 60 or less than 10 days’ written notice to the holders of the Senior Notes. In addition, in the event of a change in control of the Company (as defined in the Senior Note Agreement) or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as set forth in the Senior Note Agreement), at the option of the holders of the Senior Notes, we may be required to prepay all or a portion of the Senior Notes at a price equal the principal amount thereof, plus accrued and unpaid interest.

The Senior Note Agreement contains affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of sanctions laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined in the Senior Note Agreement, not to exceed 3.5-to-1. At December 31, 2013, we were in compliance with the covenants of the Senior Note Agreement.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash provided of $96.0 million during the year ended December 31, 2013 compared to the prior year. At December 31, 2013, we had $277.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit issued related to our worker’s compensation policy covering claims for the years ending 2009 through 2013. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization not to exceed 3-to-1. At December 31, 2013, we were in compliance with the covenants of the Credit Facility.

Cash proceeds from the exercise of stock options and share purchases under employee stock purchase plans increased by $14.1 million during the year ended December 31, 2013 compared to the prior year due primarily to an increase in the average exercise price.

Other Commitments, Contingencies and Guarantees

Under our worker’s compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident with aggregate maximum claim liabilities per year of $2.0 million in each of 2013, 2012 and 2011. The insurance company provides for insurance claims above the individual occurrence and aggregate limits. We have recognized cumulative expenses of $0.6 million, $0.6 million, and $0.4 million for claims incurred during the years ended December 31, 2013, 2012 and 2011, respectively. Our estimated liability for worker’s compensation was $1.2 million as of December 31, 2013 and 2012. Claims incurred during the years ended December 31, 2013 and 2012 are relatively undeveloped as of December 31, 2013. Therefore, it is possible that we could incur additional healthcare and wage indemnification costs beyond those previously recognized up to our aggregate liability for each of the respective claim years. For the years ended on or prior to December 31, 2011, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability in excess of the amounts deemed probable and previously recognized is not material as of December 31, 2013. As of December 31, 2013, we had outstanding letters of credit totaling $1.3 million to the insurance companies as security for these claims in connection with these policies.

Under our current employee healthcare insurance policy for U.S. employees, we retain claims liability risk up to $325,000, $300,000 and $275,000 per incident per year in 2013, 2012 and 2011, respectively. We recognized employee healthcare claim expense of $29.2 million, $23.0 million and $21.0 million during the years ended December 31, 2013, 2012 and 2011, respectively, which includes actual claims paid and an estimate of our liability for the uninsured portion of employee healthcare obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations. Our estimated liability for healthcare claims that have been incurred but not paid as of December 31, 2013 and 2012 was $4.3 million and $3.2 million, respectively.

We have contingent commitments outstanding of up to $5.5 million related primarily to the acquisition of an intangible asset in 2008 and due to the seller upon our achievement of certain revenue milestones. We have not accrued for the commitments related to this intangible asset acquisition as we do not deem them to be probable of occurring as of December 31, 2013.

We are contractually obligated to make the following payments in the years below:

Contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$217,395	$7,076	$12,364	$11,970	$185,985
Operating leases	69,177	14,208	22,666	16,888	15,415
Purchase obligations (2)	116,590	104,053	8,093	2,640	1,804
Minimum royalty payments	3,893	747	1,257	1,004	885
Total contractual cash obligations	$407,055	$126,084	$44,380	$32,502	$204,089

(1)	Long-term debt amounts include interest payments associated with long-term debt.
(2)

Purchase obligations include agreements and purchase orders to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchase transactions.

These commitments do not reflect unrecognized tax benefits of $6.3 million and deferred compensation liabilities of $2.8 million as of December 31, 2013 as the timing of recognition is uncertain. Refer to Note 12 of the consolidated financial statements for the year ended December 31, 2013 included in this Annual Report on Form 10-K for additional discussion of unrecognized tax benefits.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk consists primarily of foreign currency exchange risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations and inventory supply contracts are in the U.S., but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany purchases and sales of products and we attempt to mitigate this risk through our hedging program described below. Approximately 26% of our consolidated revenue for each of the years ended December 31, 2013, 2012 and 2011 was derived from products manufactured in the U.S. and sold internationally in local currencies. The functional currency of most of our subsidiaries is their local currency. For one of our subsidiaries located in the Netherlands, the functional currency is the U.S. dollar.

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. If a derivative instrument qualifies for hedge accounting, changes in the fair value of the derivative instrument from the effective portion of the hedge are deferred in accumulated other comprehensive income, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We primarily utilize foreign currency exchange contracts with durations of less than 24 months.

Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. As of December 31, 2013 and 2012, we were not hedging any specific, significant transactions.

Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2013. We enter into foreign currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany purchases and sales and for amounts that are equivalent to, or less than, other significant transactions. As a result, no significant ineffectiveness has resulted or been recorded through the statements of operations for the years ended December 31, 2013, 2012 and 2011. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchase and sales totaled $168.3 million and $157.0 million at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013, we had $1.0 million in net unrealized gains on foreign currency exchange contracts recorded in accumulated other comprehensive income, net of tax expense.

Our foreign currency exchange risk is comprised of three components: 1) local currency revenues and expenses; 2) the impact of settled hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for 2014, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, a 10% strengthening of the U.S. dollar would reduce operating income by approximately $8 million. The impact of the intercompany and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have.

In May 2013, we refinanced our existing $300 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $450 million (the “Credit Facility”) with a syndicate of multinational banks, which matures on May 8, 2018 and requires no scheduled prepayments before that date. We are subject to interest rate risk based on the terms of the Credit Facility to the extent that the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”) increases. Borrowings under the Credit Facility bear interest in the range from 0.875 to 1.25 percentage points (“Credit Spread”) above the LIBOR or the CDOR, dependent on our consolidated leverage ratio, and the interest period terms for the outstanding borrowings, which range from one to six months. As discussed below, we have entered into forward fixed interest rate swaps to mitigate interest rate risk in future periods. Borrowings outstanding under the Credit Facility at December 31, 2013 were $277 million at a weighted-average effective interest rate of 1.6%. Based on amounts outstanding and our interest rate swap effective at December 31, 2013, an increase in the LIBOR or the CDOR of 1% would increase interest expense by approximately $2.0 million on an annualized basis.

 Beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.36% plus the Credit Spread through June 30, 2016. Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.64% plus the Credit Spread through June 30, 2016. We have designated these swaps as qualifying instruments to be accounted for as cash flow hedges. At December 31, 2013, we had $1.1 million in unrealized losses, net of income tax benefit, on interest rate swaps designated as hedging instruments. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our derivative instruments and hedging activities.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2013, our chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that, at December 31, 2013, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting at December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications with respect to disclosure controls and procedures and internal control over financial reporting of the Company’s chief executive officer and chief financial officer are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Directors, executive officers, compliance with Section 16(a)  of the Exchange Act, our code of ethics and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Proposal One - Election of Directors,” “Directors and Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Corporate Governance Guidelines and Code of Ethics” and “Corporate Governance – Committees of the Board – Audit Committee” in the Company’s definitive Proxy Statement with respect to its 2014 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” “Executive Compensation – Potential Payments Upon Termination or Change-in-Control,” “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s definitive Proxy Statement with respect to its 2014 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement with respect to its 2014 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.  The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Ownership of Common Stock by Directors and Officers” and “Ownership of More Than Five Percent of Our Common Stock” in the Company’s definitive Proxy Statement with respect to its 2014 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Person Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement with respect to its 2014 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Independent Auditors’ Fees” in the Company’s definitive Proxy Statement with respect to its 2014 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

b
The following documents are filed as part of this Form 10-K:

(a) (1) and (a) (2)

The financial statements set forth in the Index to Consolidated Financial Statements and the Consolidated Financial Statement Schedule are filed as a part of this Annual Report on Form 10-K commencing on page F-1.

(a)(3) and (b)	The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K and either filed herewith or incorporated by reference herein, as applicable.

FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 18, 2014

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2013	2012

ASSETS
Current Assets:
Cash and cash equivalents	$279,058	$223,986
Accounts receivable, net of reserves of $3,533 in 2013 and $2,632 in 2012	158,038	138,324
Inventories	133,427	140,946
Deferred income tax assets	33,226	27,714
Other current assets	48,957	38,567
Total current assets	652,706	569,537
Long-Term Assets:
Property and equipment, net	281,214	245,177
Goodwill	180,521	174,994
Intangible assets, net	58,844	62,833
Other long-term assets, net	57,231	51,061
Total long-term assets	577,810	534,065
TOTAL ASSETS	$1,230,516	$1,103,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,941	$35,288
Accrued liabilities	148,919	137,746
Line of credit	277,000	212,000
Current portion of long-term debt	1,035	1,107
Current portion of deferred revenue	21,458	20,192
Total current liabilities	478,353	406,333
Long-Term Liabilities:
Deferred income tax liabilities	33,948	23,028
Long-term debt, net of current portion	150,359	1,394
Long-term deferred revenue, net of current portion	18,427	12,692
Other long-term liabilities	31,215	23,898
Total long-term liabilities	233,949	61,012
Total liabilities	712,302	467,345

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 101,188 and 100,160 shares in 2013 and 2012, respectively	10,119	10,016
Additional paid-in capital	825,320	757,214
Deferred stock units: Outstanding: 122 and 119 units in 2013 and 2012, respectively	5,110	4,630
Retained earnings	1,493,393	1,305,593
Accumulated other comprehensive income	13,622	15,954
Treasury stock, at cost: 49,649 and 45,652 shares in 2013 and 2012, respectively	(1,829,378)	(1,457,184)
Total IDEXX Laboratories, Inc. stockholders’ equity	518,186	636,223
Noncontrolling interest	28	34
Total stockholders’ equity	518,214	636,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,230,516	$1,103,602

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011

Revenue:
Product revenue	$854,531	$816,992	$782,654
Service revenue	522,527	476,346	436,035
Total revenue	1,377,058	1,293,338	1,218,689
Cost of Revenue:
Cost of product revenue	318,685	305,910	309,795
Cost of service revenue	302,255	288,280	262,388
Total cost of revenue	620,940	594,190	572,183
Gross profit	756,118	699,148	646,506

Expenses:
Sales and marketing	243,492	216,962	204,850
General and administrative	157,861	137,609	129,389
Research and development	88,003	82,014	76,042
Income from operations	266,762	262,563	236,225
Interest expense	(5,386)	(3,848)	(3,547)
Interest income	1,885	1,902	1,744
Income before provision for income taxes	263,261	260,617	234,422
Provision for income taxes	75,467	82,330	72,668
Net income	187,794	178,287	161,754
Less: Net (loss) income attributable to noncontrolling interest	(6)	20	(32)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$187,800	$178,267	$161,786

Earnings per Share:
Basic	$3.53	$3.24	$2.85
Diluted	$3.48	$3.17	$2.78
Weighted Average Shares Outstanding:
Basic	53,159	54,985	56,790
Diluted	53,985	56,155	58,214

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

								Total IDEXX
						Accumulated		Laboratories,
	Common Stock		Additional	Deferred		Other		Inc.		Total
	Number of Shares	$0.10 Par Value	Paid-in Capital	Stock Units	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders’ Equity	Noncontrolling Interest	Stockholders’ Equity
Balance January 1, 2011	97,968	$9,797	$641,645	$4,433	$965,540	$13,467	$(1,060,647)	$574,235	$46	$574,281

Comprehensive income:
Net income (loss)	-	-	-	-	161,786	-	-	161,786	(32)	161,754
Other comprehensive income, net of tax	-	-	-	-	-	1,976	-	1,976	-	1,976
Total comprehensive income	-	-	-	-	-	-	-	163,762	(32)	163,730
Repurchases of common stock	-	-	-	-	-	-	(259,729)	(259,729)	-	(259,729)
Common stock issued under stock plans, including excess tax benefit	1,261	126	45,747	-	-	-	-	45,873	-	45,873
Issuance of deferred stock units	-	-	-	91	-	-	-	91	-	91
Vesting of deferred stock units	-	-	(164)	164	-	-	-	-	-	-
Share-based compensation cost	-	-	15,347	-	-	-	-	15,347	-	15,347
Balance December 31, 2011	99,229	$9,923	$702,575	$4,688	$1,127,326	$15,443	$(1,320,376)	$539,579	$14	$539,593

Comprehensive income:
Net income	-	-	-	-	178,267	-	-	178,267	20	178,287
Other comprehensive income, net of tax	-	-	-	-	-	511	-	511	-	511
Total comprehensive income	-	-	-	-	-	-	-	178,778	20	178,798
Repurchases of common stock	-	-	-	-	-	-	(136,808)	(136,808)	-	(136,808)
Common stock issued under stock plans, including excess tax benefit	931	93	38,943	(365)	-	-	-	38,671	-	38,671
Issuance of deferred stock units	-	-	-	142	-	-	-	142	-	142
Vesting of deferred stock units	-	-	(165)	165	-	-	-	-	-	-
Share-based compensation cost	-	-	15,861	-	-	-	-	15,861	-	15,861
Balance December 31, 2012	100,160	$10,016	$757,214	$4,630	$1,305,593	$15,954	$(1,457,184)	$636,223	$34	$636,257

Comprehensive income:
Net income (loss)	-	-	-	-	187,800	-	-	187,800	(6)	187,794
Other comprehensive income, net of tax	-	-	-	-	-	(2,332)	-	(2,332)	-	(2,332)
Total comprehensive income	-	-	-	-	-	-	-	185,468	(6)	185,462
Repurchases of common stock	-	-	-	-	-	-	(372,194)	(372,194)	-	(372,194)
Common stock issued under stock plans, including excess tax benefit	1,028	103	51,861	(38)	-	-	-	51,926	-	51,926
Issuance of deferred stock units	-	-	-	189	-	-	-	189	-	189
Vesting of deferred stock units	-	-	(259)	259	-	-	-	-	-	-
Share-based compensation cost	-	-	16,504	70	-	-	-	16,574	-	16,574
Balance December 31, 2013	101,188	$10,119	$825,320	$5,110	$1,493,393	$13,622	$(1,829,378)	$518,186	$28	$518,214

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011

Net income	$187,794	$178,287	$161,754
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(4,502)	5,671	(3,679)
Unrealized gain (loss) on investments, net of tax expense (benefit) of $165, $68 and ($64) in 2013, 2012, and 2011, respectively	279	116	(108)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of tax expense (benefit) of $1,555, ($921) and $398 in 2013, 2012 and 2011, respectively	3,781	(1,651)	1,133
Less: reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of ($679), ($1,623) and $1,941 in 2013, 2012 and 2011, respectively	(1,890)	(3,625)	4,630
Unrealized gain (loss) on derivative instruments	1,891	(5,276)	5,763
Other comprehensive (loss) income, net of tax	(2,332)	511	1,976
Comprehensive income	185,462	178,798	163,730
Less: comprehensive (loss) income attributable to noncontrolling interest	(6)	20	(32)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$185,468	$178,778	$163,762

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011

Cash Flows from Operating Activities:
Net income	$187,794	$178,287	$161,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,596	52,408	48,202
Loss on disposal of property and equipment	170	226	615
Increase (decrease) in deferred compensation liability	444	184	(171)
Gain on disposition of pharmaceutical product lines	-	(3,500)	(3,000)
Provision for uncollectible accounts	1,601	1,108	1,484
Provision for (benefit of) deferred income taxes	2,073	(1,970)	5,996
Share-based compensation expense	16,539	15,952	15,496
Tax benefit from share-based compensation arrangements	(14,158)	(14,676)	(16,007)
Changes in assets and liabilities:
Accounts receivable	(15,946)	3,487	(24,809)
Inventories	(1,347)	(17,208)	(7,579)
Other assets	(4,325)	3,933	(1,339)
Accounts payable	(4,399)	(2,898)	13,015
Accrued liabilities	16,512	187	16,915
Deferred revenue	6,442	6,888	7,341
Net cash provided by operating activities	245,996	222,408	217,913
Cash Flows from Investing Activities:
Purchases of property and equipment	(77,612)	(57,618)	(49,677)
Proceeds from disposition of pharmaceutical product lines	3,500	3,000	3,000
Proceeds from sale of property and equipment	-	45	225
Acquisitions of intangible assets	(1,024)	(900)	(1,000)
Acquisition of businesses, net of cash acquired	(10,923)	(2,658)	(46,757)
Net cash used by investing activities	(86,059)	(58,131)	(94,209)
Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facilities, net	65,000	(31,000)	113,903
Issuance of senior notes	150,000	-	-
Debt issue costs	(976)	-	-
Payment of notes payable	(1,107)	(917)	(863)
Repurchases of common stock	(367,761)	(132,268)	(255,505)
Proceeds from exercises of stock options and employee stock purchase plans	38,235	24,166	28,801
Tax benefit from share-based compensation arrangements	14,158	14,676	16,007
Net cash used by financing activities	(102,451)	(125,343)	(97,657)
Net effect of changes in exchange rates on cash	(2,414)	1,157	933
Net increase in cash and cash equivalents	55,072	40,091	26,980
Cash and cash equivalents at beginning of period	223,986	183,895	156,915
Cash and cash equivalents at end of period	$279,058	$223,986	183,895

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,024	$3,944	$3,763
Income taxes paid	$67,721	$68,921	$44,347

Supplemental Disclosure of Non-Cash Information:
Market value of common shares received from employees in connection with share-based compensation – see Note 18	$4,548	$4,662	$4,316
Receivable on disposition of pharmaceutical product lines	$-	$3,500	$3,000

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      NATURE OF BUSINESS, BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements of IDEXX Laboratories, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the requirements of Regulation S-X.

These statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries (“IDEXX,” the “Company,” “we” or “our”). We do not have any variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

We develop, manufacture and distribute products and provide services for the veterinary, bioresearch, water, livestock, poultry and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our principal line of business, which we refer to as our Companion Animal Group (“CAG”) operating segment, provides diagnostic capabilities and information management solutions for the veterinary market as well as health monitoring and biological materials testing for the bioresearch market. Our principal markets for these products and services are the United States (“U.S.”) and Europe, but we also sell to customers and distributors in other international markets, including Australia, Canada and Japan. Our Water operating segment provides innovative testing solutions for the quality and safety of water in our principal markets the U.S. and Europe, but we also sell to customers in many other countries around the world. Our Livestock, Poultry and Dairy (“LPD”) operating segment provides diagnostic tests and related instrumentation that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk and food. Our principal market for these tests and products is Europe but we also sell to customers in many other countries around the world. We also operate a smaller operating segment that comprises products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about the OPTI Medical operating segment is combined and presented with one of our product lines and out-licensing arrangements remaining from our pharmaceutical business in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 15 for additional information regarding our reportable operating segments, products and services and geographical areas.

Reclassifications and Revisions

Certain prior year amounts have been reclassified to conform with the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Revisions were made on the consolidated statement of cash flows for the years ended December 31, 2012 and 2011 to correctly reflect non-cash investing activities embedded in accounts payable, accrued liabilities and inventory on the consolidated balance sheets at December 31, 2012 and 2011. These revisions reduced the operating cash flows related to the change in accounts payable, accrued liabilities and inventory for the years ended December 31, 2012 and 2011 by $7.9 million and $2.8 million, respectively, from the amounts previously reported, and increased investing cash flows related to purchases of property and equipment by the same amounts. The revisions to the consolidated statements of cash flows noted above represent errors that are not deemed to be material, individually or in the aggregate, to the prior period consolidated financial statements.

NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Estimates

The preparation of these consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate these estimates, including those related to reserves for accounts receivable; goodwill and other intangible assets; income taxes; inventory valuation; revenue recognition, product returns, customer programs and multiple element arrangements; share-based compensation; warranty reserves; self-insurance reserves; fair value measurements and loss contingencies. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

(b)Cash and cash equivalents

We consider all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents consist primarily of demand deposits and money market funds.

As of December 31, 2013 and 2012, our reported cash and cash equivalents balances contained restricted cash in the aggregate of $0.7 million and $1.6 million, respectively, securing various obligations.

(c)Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. We write down the carrying value of inventory for estimated obsolescence by an amount equal to the difference between the cost of inventory and the estimated market value when warranted based on assumptions of future demand, market conditions, remaining shelf life, or product functionality. If actual market conditions or results of estimated functionality are less favorable than those we estimated, additional inventory write-downs may be required, which would have a negative effect on results of operations.

(d)Property and Equipment

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

We capitalize interest on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. The amount of interest capitalized during the years ended December 31, 2013 and 2012 was not material.

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

(e)Goodwill and Other Intangible Assets

A significant portion of the purchase price for acquired businesses is generally assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a quoted price in an active market for the identical asset is not readily available at the measurement date, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When material, we utilize independent valuation experts to advise and assist us in determining the fair values of the identified intangible assets acquired in connection with a business acquisition and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair value of acquired net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Contingent consideration is included within the purchase price and is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value of contingent consideration are recognized in earnings.

We provide for amortization primarily using the straight-line method by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Patents	13 to 15 years
Product rights(1)	5 to 15 years
Customer-related intangible assets(2)	7 to 15 years
Noncompete agreements	2 to 5 years

(1)	Product rights comprise certain technologies, licenses and trade names acquired from third parties.
(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.

We assess goodwill for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would then perform step one of the two-step impairment test; otherwise, no further impairment test would be required. In contrast, we can opt to bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the two-step impairment test. Doing so does not preclude us from performing the qualitative assessment in any subsequent period.

In the fourth quarter of 2013, we elected to bypass the qualitative approach and instead proceeded directly to step one of the two-step impairment test to assess the fair value of all of our reporting units. As part of step one of the two-step impairment test, we estimate the fair values of applicable reporting units using an income approach based on discounted forecasted cash flows. We make significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. In addition, we make certain assumptions in allocating shared assets and liabilities to individual reporting units in determining the carrying value of each reporting unit. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of our reporting units and could result in a goodwill impairment charge in a future period.

No goodwill impairments were identified during the years ended December 31, 2013, 2012 or 2011.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to write the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. No impairments of our intangible assets other than goodwill were identified during the years ended December 31, 2013, 2012 and 2011. See Note 8 for further information regarding our goodwill and intangible assets.

(f)Warranty Reserves

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

(g)Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we consider future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, a reduction to the deferred tax asset would be charged to income in the period such determination was made.

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

(h)Taxes Remitted to Governmental Authorities by IDEXX on Behalf of Customer

We calculate, collect from our customers, and remit to governmental authorities sales, value added and excise taxes assessed by governmental authorities in connection with revenue-producing transactions with our customers. We report these taxes on a net basis and do not include these tax amounts in revenue or cost of product or service revenue.

(i)Revenue Recognition

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

•

We recognize revenue from the sales of instruments, non-cancelable software licenses and hardware systems upon installation and the customer’s acceptance of the instrument or system as we have no significant further obligations after this point in time.

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

Multiple element arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of the instruments from the IDEXX VetLab suite of analyzers, digital imaging systems or practice management software, combined with one or more of the following products: EMAs, consumables and reference laboratory diagnostic and consulting services. Practice management software is frequently sold with post-contract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Delivery of our IDEXX VetLab instruments, digital imaging systems, and practice management software generally occurs at the onset of the arrangement. EMAs, consumables, and reference laboratory diagnostic and consulting services typically are delivered over future periods, generally one to six years. In certain arrangements, revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of products and services in the future.

We allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition, as discussed above, have been met for each element. If available, we establish the selling price of each element based on vendor-specific objective evidence (“VSOE”), which represents the price charged for a deliverable when it is sold separately. We use third-party evidence (“TPE”) if VSOE is not available or best estimate of selling price if neither VSOE nor TPE is available. We generally determine selling price based on amounts charged separately for the delivered and undelivered elements to similar customers in standalone sales of the specific elements. When these arrangements include a separately-priced EMA, we recognize revenue related to the EMA at the stated contractual price on a straight-line basis over the life of the agreement to the extent the separately stated price is substantive. If there is no stated contractual price for an EMA, or the separately stated price is not substantive, we allocate revenue to each element based on the relative selling price and recognize revenue when the elements have standalone value and the four criteria for revenue recognition, as discussed above, have been met for each element.

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

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches its agreement, it is required to refund a prorated portion of the up-front cash or IDEXX Points, among other things. These incentives are considered to be customer acquisition costs and are capitalized and recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase IDEXX VetLab instruments, digital imaging systems or Cornerstone practice management systems, product revenue and cost is deferred and recognized over the term of the customer agreement as products and services are provided to the customer. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2013, 2012 and 2011, impairments of customer acquisition costs were immaterial.

IDEXX VetLab Instrument Marketing Programs. Our instrument marketing programs require the customer to enroll at the time of instrument purchase and offer customers the opportunity to earn incentives in future periods based on the volume of the products they purchase and utilize over the term of the program. These arrangements are considered MEAs in accordance with our revenue recognition policy stated above. Revenue reductions related to instrument marketing programs are recorded based on an estimate of customer purchase and utilization levels and the incentive the customer will earn over the term of the program. Our estimates are based on historical experience and the specific terms and conditions of the marketing program and require us to apply judgment to approximate future product purchases and utilization. Differences between our estimates and actual incentives earned are accounted for as a change in estimate. These differences were not material for the years ended December 31, 2013, 2012 and 2011.

Reagent Rental Programs. Our reagent rental programs provide our customers the right to use our instruments in consideration for multi-year agreements to purchase annual minimum amounts of consumables. No instrument revenue is recognized at the time of instrument installation. We recognize a portion of the revenue allocated to the instrument concurrent with the future sale of consumables. We determine the amount of revenue allocated from the consumable to the instrument based on relative selling prices and determine the rate of instrument revenue recognition in proportion to the customer’s minimum volume commitment. The cost of the instrument is charged to cost of product revenue on a straight-line basis over the term of the minimum purchase agreement.

IDEXX Points may be applied against the purchase price of IDEXX products and services purchased in the future or applied to trade receivables due to us. IDEXX Points that have not yet been used by customers are classified as a liability until use or expiration occurs. We estimate the amount of IDEXX Points expected to expire, or breakage, based on historical expirations and we recognize the estimated benefit of breakage as IDEXX Points are issued to customers. On November 30 of each year, unused IDEXX Points earned before January 1 of the prior year generally expire and any variance from the breakage estimate is accounted for as a change in estimate. This variance was not material for the years ended December 31, 2013, 2012 and 2011.

Future market conditions and changes in product offerings may cause us to change marketing strategies to increase or decrease customer incentive offerings, possibly resulting in incremental reductions of revenue in future periods as compared to reductions in the current or prior periods. Additionally, certain customer programs require us to estimate, based on historical experience, and apply judgment to approximate the number of customers who will actually redeem the incentive. In determining estimated revenue reductions we utilize data supplied from distributors and collected directly from end-users, which includes the volume of qualifying products purchased and the number of qualifying tests run as reported to us by end-users via IDEXX SmartService, a secure Internet link that enables us to extract data and provide diagnostic service and support for certain IDEXX VetLab instruments through remote access. Differences between estimated and actual customer participation in programs may impact the amount and timing of revenue recognition.

Doubtful accounts receivable. We recognize revenue when collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for potentially uncollectible receivables. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, additional allowances might be required. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

(j)Research and Development Costs

Research and development costs, which consist of salaries, employee benefits, materials and external consulting and product development costs, are expensed as incurred. We evaluate our software research and development costs for capitalization after the technological feasibility of software and products containing software has been established. No costs were capitalized during the years ended December 31, 2013, 2012 and 2011.

(k)Advertising Costs

Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $1.5 million, $1.1 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(l)Legal Costs

Legal costs are considered period costs and accordingly are expensed in the fiscal year services are provided.

(m)Share-Based Compensation

We provide for various forms of share-based compensation awards to our employees and non-employee directors. With the exception of stock options, the fair value of our awards is equal to the closing stock price of IDEXX common stock on the date of grant. We calculate the fair value of our stock option awards using the Black-Scholes-Merton option-pricing model. Share-based compensation expense is recognized net of estimated forfeitures, on a straight-line basis over the requisite service period of the award. See Note 4 for additional information regarding share-based compensation.

(n)Self-Insurance Accruals

We self-insure costs associated with worker’s compensation and health and general welfare claims incurred by our U.S. employees up to certain limits. The insurance company provides insurance for claims above these limits. Claim liabilities are recorded for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Such liabilities are based on individual coverage, the average time from when a claim is incurred to the time it is paid and judgments about the present and expected levels of claim frequency and severity. Estimated claim liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. Estimated claim liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

(o)Earnings per Share

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

(p)Foreign Currency

The functional currency of all but one of our subsidiaries is their local currency. Assets and liabilities of these foreign subsidiaries are translated to the U.S. dollar using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated to the U.S. dollar using the exchange rate at the date which those elements are recognized, and where it is impractical to do so, an average exchange rate in effect during the period is used to translate those elements. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (“AOCI”).

Revenues and expenses denominated in a currency other than the respective subsidiary’s functional currency are recorded at the current exchange rate when the transaction is recognized. Monetary assets and liabilities denominated in a currency other than the respective subsidiary’s functional currency are remeasured at each balance sheet date using the exchange rate in effect at each balance sheet date. These foreign currency gains and losses are included in general and administrative expenses. We recognized an aggregate foreign currency loss of less than $0.1 million for the year ended December 31, 2013 and aggregate losses of $0.2 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively.

(q)Derivative Instruments and Hedging

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

We enter into master netting arrangements with the counterparties to our derivative transactions which permit outstanding receivables and payables to be offset in the event of default. Our derivative contracts do not require either party to post cash collateral. We elect to present our derivative assets and liabilities in the accompanying consolidated balance sheets on a gross basis. All cash flows related to our foreign currency exchange contracts and interest rate swaps are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged. See Note 17 for additional information regarding our derivative and hedging instruments.

(r)Fair Value Measurements

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

The amount outstanding under our unsecured revolving credit facility, notes receivable and long-term debt are measured at carrying value in our accompanying consolidated balance sheets. We determine the fair value of the amount outstanding under our credit facility, notes receivable and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our credit facility and long-term debt are valued using level 2 inputs, while our notes receivable, representing a strategic investment in a privately held company with a carrying value of $5.1 million as of December 31, 2013, is valued using level 3 inputs. The results of these calculations yield fair values that approximate carrying values.

(s)Comprehensive Income

We report all changes in equity during a period, resulting from net income and transactions or other events and circumstances from non-owner sources, in a financial statement for the period in which they are recognized. We have chosen to retrospectively present comprehensive income, which encompasses net income, foreign currency translation adjustments and the difference between the cost and the fair market value of investments in debt and equity securities, forward currency exchange contracts and interest rate swap agreements, in the consolidated statements of comprehensive income. See Note 19 for information about the effects on net income of significant amounts reclassified out of each component of AOCI for the years ended December 31, 2013 and 2012. We consider the foreign currency cumulative translation adjustment to be permanently invested and, therefore, have not provided income taxes on those amounts.

(t)Concentrations of Risk

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

Customers. Our largest customers are our U.S. distributors of our products in the CAG segment. Our two largest CAG distributors are Henry Schein Animal Health Supply, LLC (“Henry Schein”) and MWI Veterinary Supply (“MWI”). Henry Schein accounted for 9% of our 2013, 2012 and 2011 revenue, and 7% of our net accounts receivable at December 31, 2013 and 2012. MWI accounted for 8%,  8% and 7% of our 2013, 2012 and 2011 revenue, respectively, and 11% and 9% of our net accounts receivable at December 31, 2013 and 2012, respectively.

(u)New Accounting Pronouncements Not Yet Adopted

There are no new accounting pronouncements adopted or enacted that had, or are expected to have, a material impact on our financial statements.

NOTE 3.      ACQUISITIONS AND STRATEGIC INVESTMENTS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range or expanding our existing product lines.

During the year ended December 31, 2013, we paid an aggregate of $10.8 million in cash to acquire all outstanding shares of a distributor of certain of our bovine and dairy test products, as well as other food safety testing products, in Brazil. As part of this business acquisition, we recorded $4.8 million in amortizable intangible assets other than goodwill and $6.5 million in goodwill. The amortizable assets acquired consisted of a customer list, non-compete agreement and a trademark, which were assigned useful lives of 10,  5, and 15 years, respectively. The weighted average useful life of all recognized amortizable intangible assets was 9.9 years. Additionally, we recorded $0.7 million of cash and cash equivalents, $1.0 million in working capital, $0.5 million of fixed assets, $2.1 million in other assets and net deferred tax liabilities of $1.7 million. We deemed certain pre-acquisition contingent liabilities probable and recorded $3.1 million in other liabilities at December 31, 2013. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill and amortizable intangible assets recorded from this business acquisition are not deductible for income tax purposes. All assets acquired in connection with this business acquisition were assigned to our LPD segment. The results of operations of this acquired business have been included since the acquisition date.  Pro forma information has not been presented for this business acquisition because such information is not material to the financial statements.

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

During the year ended December 31, 2011, we paid an aggregate of $47.8 million in cash to acquire three businesses, each accounted for as separate business combinations, and to acquire a customer list intangible asset unrelated to the business acquisitions. We acquired substantially all of the assets of the research and diagnostic laboratory (“RADIL”) business of the College of Veterinary Medicine from the University of Missouri for $43.0 million in cash. Based in Columbia, Missouri, RADIL provides health monitoring and diagnostic testing services to bioresearch customers. As part of this business acquisition, we recognized $18.7 million in amortizable intangible assets other than goodwill and $23.6 million in goodwill. Of the amortizable intangible assets, we acquired customer relationships with a fair value of $14.3 million and intellectual property with a fair value of $3.5 million, which were assigned useful lives of 11 years and 15 years, respectively. The remaining assets recognized were not material. The weighted average useful life of all recognized amortizable intangible assets was 12 years. Goodwill is calculated as the consideration in excess of the net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. These benefits include expansion opportunities arising from our participation in the bioresearch market. The remaining business and asset acquisitions during the year ended December 31, 2011 were not material.

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

NOTE 4.      SHARE-BASED COMPENSATION

Share-Based Awards

Our share-based compensation plans allow for the issuance of a mix of stock options, restricted stock, stock appreciation rights, employee stock purchase rights and other stock unit awards. Other stock unit awards include restricted stock units (“RSUs”) and deferred stock units (“DSUs”). Stock options permit a holder to buy IDEXX stock upon vesting at the stock’s price on the date the option was granted. An RSU is an agreement to issue shares of

IDEXX stock at the time of vesting. DSUs are granted under our Executive Deferred Compensation Plan (the “Executive Plan”) and non-employee Director Deferred Compensation Plan (the “Director Plan”). DSUs may or may not have vesting conditions depending on the plan under which they are issued. We neither issued any restricted stock or stock appreciation rights during the years ended December 31, 2013, 2012 and 2011 nor were any restricted stock or stock appreciation rights outstanding as of those years ended. There were no material modifications to the terms of outstanding options, RSUs or DSUs during the years ended December 31, 2013, 2012 or 2011.

We primarily issue shares of common stock to satisfy stock option exercises and employee stock purchase rights and to settle RSUs and DSUs. In 2011, we began issuing shares of treasury stock to settle certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the years ended December 31, 2013, 2012 and 2011 was not material. The number of shares of common stock and treasury stock issued are equivalent to the number of awards exercised or settled.

With the exception of employee stock purchase rights, equity awards are issued to employees and non-employee directors under the 2009 Stock Incentive Plan (the “2009 Stock Plan”). On February 13, 2013, our board of directors adopted an amendment to the 2009 Stock Plan to increase the number of shares of common stock authorized for issuance under this share-based incentive plan from 5,200,000 to 9,950,000 shares. The amendment was approved at our annual meeting of stockholders on May 8, 2013. Any shares that are subject to awards of stock options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are issued other than stock options and stock appreciation rights will be counted against the share limit as two shares for every share granted. If any shares issued under our prior plans are forfeited, settled for cash or expire, these shares, to the extent of such forfeiture, cash settlement or expiration, will again be available for issuance under the 2009 Stock Plan. As of December 31, 2013, there were 6,885,569 remaining shares available for issuance under the 2009 Stock Plan.

Employee stock purchase rights are issued under the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 1,590,000 shares of common stock in periodic offerings. Under this plan, stock is sold to employees at a 15% discount off the closing price of the stock on the last day of each quarter. The dollar value of this discount is equal to the fair value of purchase rights recognized as share-based compensation. We issued 55,000,  51,000 and 58,000 shares of common stock in connection with the Employee Stock Purchase Plan during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there were 96,082 remaining shares available for issuance under the 1997 Employee Stock Purchase Plan.

Share-Based Compensation

Share-based compensation costs are classified in our consolidated financial statements consistent with the classification of cash compensation paid to the employees receiving such share-based compensation. The following is a summary of share-based compensation costs and related tax benefits recorded in our consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

Share-based compensation expense included in cost of revenue	$1,841	$1,770	$1,439
Share-based compensation expense included in operating expenses	14,733	14,152	14,057
Total share-based compensation expense included in consolidated statements of income	16,574	15,922	15,496
Income tax benefit resulting from share-based compensation arrangements	(5,584)	(5,403)	(5,245)
Net impact of share-based compensation on net income	$10,990	$10,519	$10,251

Share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate employee termination behavior and to evaluate whether particular groups of employees have significantly different forfeiture behaviors.

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards at December 31, 2013 was $34.9 million, which will be recognized over a weighted average period of approximately 1.6 years.

Stock Options

Option awards are granted with an exercise price equal to the closing market price of our common stock at the date of grant. Options granted to employees primarily vest ratably over five years on each anniversary of the date of grant and options granted to non-employee directors vest fully on the first anniversary of the date of grant. Vesting as it relates to option awards issued is conditional based on continuous service. Options granted after May 8, 2013 have a contractual term of ten years, options granted between January 1, 2006 and May 8, 2013 have contractual terms of seven years and options granted prior to January 1, 2006 have contractual terms of ten years. Upon any change in control of the company, 25% of the unvested stock options then outstanding will vest and become exercisable. However, if the acquiring entity does not assume outstanding options, then all options will vest immediately prior to the change in control.

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. Changes in the subjective input assumptions can materially affect the fair value estimate. Our expected stock price volatility assumptions are based on the historical volatility of our stock over periods that are similar to the expected terms of grants and other relevant factors. We derive the expected term based on historical experience and other relevant factors concerning expected employee behavior with regard to option exercise. The risk-free interest rate is based on U.S. Treasury yields for a maturity approximating the expected term calculated at the date of grant. We have never paid any cash dividends on our common stock and we have no intention to pay a dividend at this time; therefore, we assume that no dividends will be paid over the expected terms of option awards.

We determine the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at those grant dates. As such, we may use different assumptions for options granted throughout the year. The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Years Ended December 31,
	2013	2012	2011

Expected stock price volatility	32%	34%	33%
Expected term, in years	4.9	4.6	4.8
Risk-free interest rate	1.0%	0.8%	2.3%

Weighted average fair value of options granted	$27.17	$26.38	$24.86

A summary of the status of options granted under our share-based compensation plans at December 31, 2013, and changes during the year then ended, are presented in the table below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding as of December 31, 2012	2,667	$52.50
Granted	386	93.40
Exercised	(837)	40.35
Forfeited	(83)	71.56
Expired	(2)	26.70
Outstanding as of December 31, 2013	2,131	$63.96	3.7	$90,381

Fully vested as of December 31, 2013	1,111	$49.48	2.2	$63,186

Fully vested and expected to vest as of December 31, 2013	2,072	$63.42	3.6	$89,014

The total fair value of options vested during the years ended December 31, 2013, 2012 and 2011 was $8.4 million, $8.3 million and $6.6 million, respectively.

Intrinsic value of stock options exercised represents the amount by which the market price of the common stock exceeded the exercise price, before applicable income taxes. During the years ended December 31, 2013, 2012 and 2011 the total intrinsic value of stock options exercised was $49.0 million, $45.8 million and $54.7 million, respectively.

Restricted Stock Units

RSUs granted to employees vest ratably over five years on each anniversary of the date of grant or fully on the third anniversary of the date of grant, depending on the employee group receiving the award. RSUs granted to non-employee directors vest fully on the first anniversary of the date of grant. Vesting as it relates to RSUs issued is conditional based on continuous service.  Upon any change in control of the company, 25% of the unvested RSUs then outstanding will vest, provided, however, that if the acquiring entity does not assume the RSUs, then all such units will vest immediately prior to the change in control.

A summary of the status of RSUs granted under our share-based compensation plans at December 31, 2013, and changes during the period then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Nonvested as of December 31, 2012	385	$65.07
Granted	115	91.95
Vested	(139)	57.80
Forfeited	(25)	72.42
Nonvested as of December 31, 2013	336	$76.67

Expected to vest as of December 31, 2013	314	$76.18

The total fair value of RSUs vested during the years ended December 31, 2013, 2012 and 2011 was $12.7 million, $13.3 million and $12.4 million, respectively. The aggregate intrinsic value of nonvested RSUs as of December 31, 2013 is equal to the fair value of IDEXX’s common stock as of December 31, 2013 multiplied by the number of nonvested units as of December 31, 2013.

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

There were approximately 122,000 and 119,000 vested DSUs outstanding under our share-based compensation plans as of December 31, 2013 and 2012, respectively. Unvested DSUs as of December 31, 2013 and 2012 were not material.

NOTE 5.      INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,	December 31,
	2013	2012

Raw materials	$23,766	$26,986
Work-in-process	14,359	16,031
Finished goods	95,302	97,929
	$133,427	$140,946

NOTE 6.      PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012

Land and improvements	$7,471	$7,471
Buildings and improvements	158,382	123,677
Leasehold improvements	39,266	32,144
Machinery and equipment	162,144	142,127
Office furniture and equipment	35,271	29,317
Computer hardware and software	136,008	113,512
Construction in progress	11,473	30,061
	550,015	478,309
Less accumulated depreciation and amortization	268,801	233,132
Total property and equipment, net	$281,214	$245,177

Depreciation and amortization expense of property and equipment was $42.8 million, $39.8 million and $37.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In 2011, we began the construction of a new administrative building adjacent to our primary facility on our worldwide headquarters in Westbrook, Maine, which was complete as of December 31, 2013. We capitalized $19.9 million, $13.9 million and $3.4 million related to this project during the years ended December 31, 2013, 2012 and 2011, respectively.

During the years ended December 31, 2013, 2012 and 2011, we capitalized $10.9 million, $12.4 million and $5.7 million, respectively, related to computer software developed for internal use.

NOTE 7.      OTHER NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012

Investment in long-term product supply arrangements	$13,075	$10,324
Customer acquisition costs, net	21,199	21,795
Other assets	22,957	18,942
	$57,231	$51,061

NOTE 8.      GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2013		December 31, 2012
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents	$9,547	$8,619	$9,481	$7,879
Product rights (1)	38,670	25,796	37,747	23,123
Customer-related intangible assets (2)	82,940	38,800	78,839	32,920
Noncompete agreements	7,131	6,229	6,508	5,820
	$138,288	$79,444	$132,575	$69,742

(1)	Product rights comprise certain technologies, licenses and trade names acquired from third parties.
(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.

Amortization expense of intangible assets other than goodwill was $9.7 million, $9.8 million and $8.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in intangible assets, net of accumulated amortization, during the year ended December 31, 2013 resulted from this continued amortization of our intangible assets and changes in foreign currency exchange rates. During the year ended December 31, 2013, we paid an aggregate of $10.8 million in cash to acquire all outstanding shares of a Brazilian distributor of certain of our bovine and dairy test products. We accounted for this acquisition as a business combination. See Note 3 for information regarding intangible assets other than goodwill recognized in connection with the acquisition of businesses and other assets during the years ended December 31, 2013, 2012 and 2011. The increase in goodwill during the year ended December 31, 2013 resulted from the business acquisition of our Brazilian distributor, partly offset by changes in foreign currency exchange rates.

At December 31, 2013, the aggregate amortization expense associated with intangible assets is estimated to be as follows for each of the next five years and thereafter (in thousands):

Amortization Expense

2014	$9,503
2015	9,289
2016	8,991
2017	7,984
2018	6,502
Thereafter	16,575
$58,844

The changes in the carrying amount of goodwill for the years ended December 31, 2013, 2012, and 2011 were as follows (in thousands):

	CAG	Water	LPD	Other	Consolidated Total
Balance as of December 31, 2010	$118,131	$13,648	$10,802	$6,531	$149,112
Business Combinations	24,689	-	-	-	24,689
Impact of Changes in Foreign Currency Exchange Rates	(1,143)	(72)	24	-	(1,191)
Balance as of December 31, 2011	$141,677	$13,576	$10,826	$6,531	$172,610
Impact of Changes in Foreign Currency Exchange Rates	1,478	603	303	-	2,384
Balance as of December 31, 2012	$143,155	$14,179	$11,129	$6,531	$174,994
Business Combinations	250	-	6,491	-	6,741
Impact of Changes in Foreign Currency Exchange Rates	(1,997)	336	447	-	(1,214)
Balance as of December 31, 2013	$141,408	$14,515	$18,067	$6,531	$180,521

See Note 3 for information regarding the recognition of goodwill in connection with the acquisition of businesses during the years ended December 31, 2013 and 2011. We have no history of impairment charges to the carrying value of our goodwill.

NOTE 9.      ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2013	2012

Accrued expenses	$44,274	$43,026
Accrued employee compensation and related expenses	62,474	53,408
Accrued taxes	16,508	14,945
Accrued customer programs	25,663	26,367
	$148,919	$137,746

NOTE 10.      WARRANTY RESERVES

Following is a summary of changes in accrued warranty reserve (in thousands):

	For the Years Ended December 31,
	2013	2012

Balance, beginning of year	$1,583	$1,693
Provision for warranty expense	1,899	2,321
Change in estimate, balance beginning of year	(133)	(92)
Settlement of warranty liability	(2,035)	(2,339)
Balance, end of year	$1,314	$1,583

NOTE 11.      DEBT

In May 2013, we refinanced our existing $300 million unsecured revolving credit facility (the “Prior Credit Facility”) by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $450 million with a syndicate of multinational banks, which matures on May 8, 2018 (the “Credit Facility” and, with the Prior Credit Facility, the “Credit Facilities”) and requires no scheduled prepayments before that date. Though the Credit Facility does not mature until May 8, 2018, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the syndicate of such an event. At December 31, 2013 and 2012, we had $277.0 million and $212.0 million, respectively, outstanding under our Credit Facilities with weighted average effective interest rates of 1.6% and 1.3%, respectively. The funds available under the Credit Facilities at December 31, 2013 and December 31, 2012 reflect a further reduction due to the issuance of a letter of credit for $1.0 million, which was issued in connection with our workers’ compensation policy covering claims for the years 2009 through 2013.

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

The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3-to-1. At December 31, 2013, we were in compliance with the covenants of the Credit Facility.

In December 2013, we issued and sold through a private placement an aggregate amount of $150 million of senior notes consisting of $75 million of 3.94% Series A Senior Notes due December 11, 2023 (the “2023 Notes”) and $75 million of 4.04% Series B Senior Notes due December 11, 2025 (the “2025 Notes” and together with the 2023 Notes, the “Senior Notes”) under a Note Purchase Agreement among the Company and the accredited institutional purchasers named therein (the “Senior Note Agreement”).

We may prepay the Senior Notes in an amount not less than 5.0% of the aggregate principal amount of the Senior Notes then outstanding at the principal amount so prepaid, plus the applicable make-whole amount (as set forth in the Senior Note Agreement) upon no more than 60 or less than 10 days’ written notice to the holders of the Senior Notes. In addition, in the event of a change in control of the Company (as defined in the Senior Note Agreement) or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as set forth in the Senior Note Agreement), at the option of the holders of the Senior Notes, we may be required to prepay all or a portion of the Senior Notes at a price equal to the principal amount thereof, plus accrued and unpaid interest.

The Senior Note Agreement contains affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of sanctions laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined in the Senior Note Agreement, not to exceed 3.5-to-1. At December 31, 2013, we were in compliance with the covenants of the Senior Note Agreement.

In 2006, we acquired our facility located in Westbrook, Maine and assumed the related mortgage that had a face value of $6.5 million and stated interest rate of 9.875%. We recorded the mortgage at a fair market value of $7.5 million, based on the effective market interest rate at that time. The mortgage is payable in equal monthly installments of approximately $0.1 million through May 1, 2015.

Annual principal payments on long-term debt at December 31, 2013 are as follows (in thousands):

Years Ending December 31,	Amount

2014	$1,035
2015	359
2016	-
2017	-
2018	-
Thereafter	150,000
$151,394

NOTE 12.      INCOME TAXES

Earnings before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

Domestic	$184,086	$184,159	$169,365
International	79,175	76,458	65,057
	$263,261	$260,617	$234,422

The provision (benefit) for income taxes comprised the following (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Current
Federal	$50,999	$59,887	$45,549
State	5,639	5,879	5,591
International	16,657	18,534	15,532
	73,295	84,300	66,672
Deferred
Federal	3,203	(198)	6,823
State	329	72	313
International	(1,360)	(1,844)	(1,140)
	2,172	(1,970)	5,996
	$75,467	$82,330	$72,668

The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2013	2012	2011

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.5	1.5	1.6
International income taxes	(4.6)	(3.8)	(3.6)
Domestic manufacturing exclusions	(1.4)	(1.5)	(1.4)
Research and development credit	(2.3)	-	(0.8)
Other, net	0.5	0.4	0.2
Effective tax rate	28.7%	31.6%	31.0%

Our effective income tax rate was 28.7% for the year ended December 31, 2013 and 31.6% for the year ended December 31, 2012. The decrease in our effective income tax rate for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was due primarily to the research and development (“R&D”) tax credit. For the year ended December 31, 2012, the U.S. legislation authorizing the R&D tax credit had expired and no associated tax benefit was recognized within this period. On January 2, 2013, U.S. federal legislation was enacted that retroactively allowed an R&D tax credit for all of 2012 and extended the R&D tax credit through the year ended December 31, 2013. Because the related legislation was enacted in 2013, the full benefit of the R&D tax credit related to the prior year’s activities was recognized in 2013. In addition, higher relative earnings subject to international tax rates that are lower than domestic tax rates also contributed to the decrease in our effective income tax rate.

Our effective income tax rate was 31.6% for the year ended December 31, 2012 and 31.0% for the year ended December 31, 2011. The increase in the tax rate was due primarily to the expiration of the U.S. R&D tax credit.

We have business operations in Switzerland and the Netherlands and have been granted tax holidays by each jurisdiction. Our tax holidays in Switzerland and the Netherlands are set to expire on December 31, 2015 and December 31, 2022, respectively. As a result of the tax holidays, our net income was higher by $6.5 million, $6.0 million and $5.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The benefit from these tax holidays is reflected within the overall benefit received from international income taxes in the table above.

We consider the majority of the operating earnings of non-U.S. subsidiaries to be indefinitely invested outside the U.S.. The cumulative earnings of these subsidiaries were $349.8 million at December 31, 2013. No provision has been made for U.S. federal and state, or international taxes that may result from future remittances of the undistributed earnings of non-U.S. subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable. For the operating earnings not considered to be indefinitely invested outside the U.S., we have accounted for the tax impact on a current basis.

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Current	Long-Term	Current	Long-Term

Assets
Accrued expenses	$19,833	$1,622	$16,051	$1,542
Accounts receivable reserves	1,153	-	828	-
Deferred revenue	5,872	1,552	3,915	781
Inventory basis differences	2,670	-	2,811	-
Property-based differences	-	1,728	-	1,464
Share-based compensation	2,325	7,923	2,337	8,084
Other	13	150	103	178
Net operating loss carryforwards	500	4,182	353	3,694
Unrealized losses on foreign currency exchange contracts, interest rate swaps and investments	1,580	-	1,688	-
Total assets	33,946	17,157	28,086	15,743
Valuation allowance	(642)	(4,559)	(579)	(3,968)
Total assets, net of valuation allowance	33,304	12,598	27,507	11,775

Liabilities
Deferred instrument costs	-	(3,093)	-	(2,263)
Property-based differences	-	(25,823)	-	(18,942)
Intangible asset basis differences	-	(15,513)	-	(12,614)
Other	(190)	(790)	(96)	(433)
Unrealized gains on foreign currency exchange contracts, interest rate swaps and investments	(1,303)	-	(672)	-
Total liabilities	(1,493)	(45,219)	(768)	(34,252)
Net deferred tax assets (liabilities)	$31,811	$(32,621)	$26,739	$(22,477)

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

The total amount of unrecognized tax benefits at December 31, 2013 and December 31, 2012 was $6.3 million and $5.9 million, respectively. Of the total unrecognized tax benefits at December 31, 2013 and 2012, $5.7 million and $5.5 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate. The ultimate deductibility of the remaining unrecognized tax positions is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

During each of the years ended December 31, 2013, 2012 and 2011, we recorded interest expense and penalties of $0.3 million as income tax expense in our consolidated statement of income. At December 31, 2013 and 2012, we had $0.6 million and $0.7 million, respectively, of estimated interest expense and penalties accrued in our consolidated balance sheets.

The following table summarizes the changes in unrecognized tax benefits during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

Total amounts of unrecognized tax benefits, beginning of period	$5,906	$5,149	$4,976
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	8	290	-
Gross increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,954	1,436	1,241
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(317)	-	-
Decreases in unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(1,226)	(969)	(1,068)
Total amounts of unrecognized tax benefits, end of period	$6,325	$5,906	$5,149

In 2014, it is reasonably possible that we could recognize up to $0.4 million of income tax benefits that have not been recognized at December 31, 2013. The income tax benefits are due primarily to the lapse in the statutes of limitations for various U.S. and international tax jurisdictions.

In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently under a U.S. federal tax examination for tax years 2010 and 2011. Additionally, we are currently under tax examinations by various state and international tax authorities. We anticipate that these examinations will be concluded within the next year. We are no longer subject to U.S. federal examinations for tax years before 2010. With few exceptions, we are no longer subject to income tax examinations in any state and local, or international jurisdictions in which we conduct significant taxable activities for years before 2005.

At December 31, 2013, we had net operating loss carryforwards in certain state and international jurisdictions of approximately $43.7 million available to offset future taxable income. Most of these net operating loss carryforwards will expire at various dates through 2018 and the remainder have indefinite lives. We have recorded a valuation allowance of $4.6 million against certain deferred tax assets related to net operating loss carryforwards, as it is more likely than not that they will not be utilized within the carryforward period.

NOTE 13.      EARNINGS PER SHARE

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the years ended December 31, 2013, 2012 and 2011  (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

Shares outstanding for basic earnings per share:	53,159	54,985	56,790

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	53,159	54,985	56,790
Dilutive effect of share-based payment awards	826	1,170	1,424
	53,985	56,155	58,214

Certain options to acquire shares have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

Weighted average number of shares underlying anti-dilutive options	527	696	597

NOTE 14.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

We lease multiple facilities under operating leases with various expiration dates through 2024. In addition, we are responsible for the real estate taxes and operating expenses related to these facilities. We also have lease commitments for automobiles and office equipment. Rent expense charged to operations under operating leases was approximately $15.8 million, $15.4 million and $15.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Minimum annual rental payments under these agreements are estimated as follows (in thousands):

Years Ending December 31,	Amount

2014	$14,208
2015	12,325
2016	10,341
2017	8,906
2018	7,982
Thereafter	15,415
$69,177

We have various minimum royalty payments due through 2027 of $3.9 million. If these obligations are not satisfied, the related license arrangements may be terminated, resulting in either a loss in exclusivity or the right to use the technology.

We are required to annually purchase a minimum amount of inventory from certain suppliers. Through 2022, we have a total of $12.8 million in minimum purchase commitments under these arrangements.

We have contingent commitments outstanding of up to $5.5 million related primarily to the acquisition of an intangible asset in 2008 and due to the seller upon our achievement of certain revenue milestones. We have not accrued for the commitments related to this intangible asset acquisition as we do not deem them to be probable of occurring as of December 31, 2013.

Contingencies

We are subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. However, our actual losses with respect to these contingencies could exceed our accruals.

Under our worker’s compensation insurance policies for U.S. employees since January 1, 2003, we have retained the first $250,000 in claim liability per incident with aggregate maximum claim liabilities per year of $2.0 million in each of 2013, 2012 and 2011. The insurance company provides for insurance claims above the individual occurrence and aggregate limits. We have recognized cumulative expenses of $0.6 million, $0.6 million and $0.4 million for claims incurred during the years ended December 31, 2013, 2012 and 2011, respectively. Our estimated liability for worker’s compensation was $1.2 million as of December 31, 2013 and 2012. Claims incurred during the years ended December 31, 2013 and 2012 are relatively undeveloped as of December 31, 2013. Therefore, it is possible that we could incur additional healthcare and wage indemnification costs beyond those previously recognized up to our aggregate liability for each of the respective claim years. For the years ended on or prior to December 31, 2011, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability in excess of the amounts deemed probable and previously recognized is not material as of December 31, 2013. As of December 31, 2013, we had outstanding letters of credit totaling $1.3 million to the insurance companies as security for these claims in connection with these policies.

Under our current employee healthcare insurance policy for U.S. employees, we retain claims liability risk up to $325,000, $300,000 and $275,000 per incident per year in 2013, 2012 and 2011, respectively. We recognized employee healthcare claim expense of $29.2 million, $23.0 million and $21.0 million during the years ended December 31, 2013, 2012 and 2011, respectively, which includes actual claims paid and an estimate of our liability for the uninsured portion of employee healthcare obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations. Our estimated liability for healthcare claims that have been incurred but not paid as of December 31, 2013 and 2012 was $4.3 million and $3.2 million, respectively.

We have entered into an employment agreement with our chief executive officer whereby payment may be required if we terminate his employment without cause other than following a change in control. The amount payable is based upon the executive’s salary at the time of termination and the cost to us of continuing to provide certain benefits. Had this officer been terminated without cause at December 31, 2013, other than following a change in control, we would have had an obligation for salaries and benefits of approximately $1.6 million under such agreement. In addition, the agreement provides for continued vesting of his outstanding equity awards for a period of two years.

We have entered into employment agreements with each of our officers that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control. The amount payable by us under each of these agreements is based on the officer’s salary and bonus history at the time of termination and the cost to us of continuing to provide certain benefits. Had all of our officers been terminated in qualifying terminations following a change in control at December 31, 2013, we would have had aggregate obligations of approximately $21.5 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options and restricted stock units upon any qualifying termination following a change in control. At this time, we believe the likelihood of terminations as a result of the scenarios described is remote, and therefore, we have not accrued for such loss contingencies.

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

The following relates to a contingency that existed at December 31, 2012 and was fully resolved in February 2013 with respect to a U.S. Federal Trade Commission (“FTC”) investigation.

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

On December 5, 2012, we entered into an Agreement Containing Consent Order to Cease and Desist (“Consent Agreement”) with the FTC staff to resolve the Investigation and on February 11, 2013 the Commissioners of the FTC granted final approval of the Consent Agreement. The Consent Agreement, which is ten years in duration, specifies that IDEXX may have exclusive distribution agreements with two of the following three distributors: MWI Veterinary Supply, Inc. (“MWI”), Henry Schein Animal Health and Webster Veterinary. On September 28, 2012, we entered into a modified agreement with MWI that became effective January 1, 2013.  This modified agreement satisfies the requirements of the Consent Agreement and permits MWI to carry any competitive products without restriction or potential negative consequence.

We continue to believe that our marketing and sales practices for companion animal veterinary products and services do not violate applicable antitrust laws. We entered into the Consent Agreement because we believe this course helped us avoid long and costly litigation and that our business would not be materially adversely affected.

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2013 and 2012.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. We have recorded $3.1 million of probable pre-acquisition liabilities in the accompanying consolidated balance sheet at December 31, 2013. We did not have any probable pre-acquisition liabilities or guarantees that should be recognized at December 31, 2012.

NOTE 15.      SEGMENT REPORTING

Prior to January 1, 2013, we operated primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we continue to refer to as CAG; water quality products (“Water”); and diagnostic products for livestock and poultry health, which we referred to as Livestock and Poultry Diagnostics. We also operated two smaller operating segments that comprised products for milk quality and safety (“Dairy”) and products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about our Dairy and OPTI Medical operating segments was combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they did not meet the quantitative or qualitative thresholds for reportable segments.

In 2013, we combined the management of our Livestock and Poultry Diagnostics and Dairy lines of business into our LPD segment to more effectively realize the market synergies between the product lines and to achieve operational efficiencies. Our OPTI Medical operating segment remains combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. The segment income (loss) from operations discussed within this report for the years ended December 31, 2012 and 2011 has been retrospectively revised to reflect this change in the composition of our reportable segments.

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer. Our operating segments include: CAG, Water, LPD, and Other. Assets are not allocated to segments for internal reporting purposes.

CAG develops, designs, manufactures and distributes products and performs services for veterinarians and the bioresearch market, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related instrumentation that are used to detect a wide range of diseases and monitor the health status in livestock and poultry, as well as products that ensure the quality and safety of milk and food. OPTI Medical develops, designs, manufactures and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 2 except for inventories, as discussed below. Intersegment revenues, which are not included in the table below, were not material for the years ended December 31, 2013, 2012 and 2011.

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

Additionally, in certain geographies where we maintain inventories in currencies other than the U.S. dollar, the product costs reported in our operating segments include our standard cost for products sold, which is stated at the budgeted currency exchange rate from the beginning of the fiscal year. In these geographies, the variances from standard cost for products sold related to changes in currency exchange rates are reported within the caption “Unallocated Amounts.”

Below is our segment information (in thousands):

For the Years Ended December 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2013
Revenue	$1,150,169	$87,959	$113,811	$25,119	$-	$1,377,058

Income (loss) from operations	$218,645	$37,321	$14,159	$2,405	$(5,768)	$266,762
Interest expense, net						(3,501)
Income before provision for income taxes						263,261
Provision for income taxes						75,467
Net income						187,794
Less: Net income attributable to noncontrolling interest						(6)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$187,800

Depreciation and amortization	$45,079	$2,470	$4,906	$2,141	$-	$54,596
Expenditures for long-lived assets (1)	$66,134	$3,254	$5,569	$2,655	$-	$77,612

2012
Revenue	$1,072,211	$84,680	$111,308	$25,139	$-	$1,293,338

Income (loss) from operations	$203,236	$37,687	$20,808	$2,902	$(2,070)	$262,563
Interest expense, net						(1,946)
Income before provision for income taxes						260,617
Provision for income taxes						82,330
Net income						178,287
Less: Net loss attributable to noncontrolling interest						20
Net income attributable to IDEXX Laboratories, Inc. stockholders						$178,267

Depreciation and amortization	$43,042	$2,358	$4,943	$2,065	$-	$52,408
Expenditures for long-lived assets (1)	$47,531	$2,099	$5,767	$2,221	$-	$57,618

2011
Revenue	$999,722	$82,125	$113,589	$23,253	$-	$1,218,689

Income (loss) from operations	$189,834	$33,844	$22,344	$3,951	$(13,748)	$236,225
Interest expense, net						(1,803)
Income before provision for income taxes						234,422
Provision for income taxes						72,668
Net income						161,754
Less: Net income attributable to noncontrolling interest						(32)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$161,786

Depreciation and amortization	$39,293	$1,929	$4,876	$2,104	$-	$48,202
Expenditures for long-lived assets (1)	$39,912	$2,298	$6,009	$1,458	$-	$49,677

__________

(1)     Expenditures for long-lived assets exclude expenditures for intangible assets. See Note 3 for information regarding acquisitions of intangible assets during the years ended December 31, 2013, 2012 and 2011.

Revenue by product and service categories was as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
CAG segment revenue:
CAG Diagnostics recurring revenue:	$974,004	$896,449	$829,192
VetLab consumables	311,359	278,818	255,848
VetLab service and accessories	51,891	48,056	45,083
Rapid assay products	169,547	162,232	154,342
Reference laboratory diagnostic and consulting services	441,207	407,343	373,919
CAG Diagnostics capital - VetLab instruments	83,374	90,177	93,655
Customer information management and digital imaging systems	92,791	85,585	76,875
CAG segment revenue	1,150,169	1,072,211	999,722

Water segment revenue	87,959	84,680	82,125
LPD segment revenue	113,811	111,308	113,589
Other segment revenue	25,119	25,139	23,253

Total revenue	$1,377,058	$1,293,338	$1,218,689

Revenue by principal geographic area, based on customers’ domiciles, was as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Americas
United States	$802,345	$759,419	$700,090
Canada	69,947	66,405	65,318
Latin America	26,893	22,901	20,431
	899,185	848,725	785,839

Europe, the Middle East and Africa
Germany	78,109	72,983	78,806
United Kingdom	65,027	64,412	61,016
France	49,093	45,927	48,164
Italy	26,443	24,625	26,320
Spain	20,194	19,776	22,622
Other	87,819	72,915	74,709
	326,685	300,638	311,637
Asia Pacific Region
Australia	53,063	50,658	44,023
Japan	44,869	49,204	43,445
China	29,044	24,628	17,288
Other	24,212	19,485	16,457
	151,188	143,975	121,213
Total	$1,377,058	$1,293,338	$1,218,689

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows (in thousands):

	December 31,	December 31,
	2013	2012
Americas
United States	$245,511	$208,725
Canada	2,114	2,487
Brazil	869	-
	248,494	211,212
Europe, the Middle East and Africa
United Kingdom	12,959	12,440
Germany	5,733	6,144
France	3,127	3,079
Switzerland	3,076	3,411
Netherlands	2,956	3,034
Other	1,190	1,265
	29,041	29,373
Asia Pacific Region
Australia	1,801	2,484
Japan	690	1,016
Other	1,188	1,092
	3,679	4,592
Total	$281,214	$245,177

NOTE 16.      FAIR VALUE MEASUREMENTS

The following table sets forth our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2013 and at December 31, 2012 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013

Assets
Money market funds(1)	$153,109	$-	$-	$153,109
Equity mutual funds(2)	2,847	-	-	2,847
Foreign currency exchange contracts(3)	-	4,044	-	4,044
Liabilities
Foreign currency exchange contracts(3)	-	3,096	-	3,096
Deferred compensation(4)	2,847	-	-	2,847
Interest rate swaps(5)	-	1,821	-	1,821

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012

Assets
Money market funds(1)	$127,576	$-	$-	$127,576
Equity mutual funds(2)	2,320	-	-	2,320
Foreign currency exchange contracts(3)	-	2,128	-	2,128
Liabilities
Foreign currency exchange contracts(3)	-	2,193	-	2,193
Deferred compensation(4)	2,320	-	-	2,320
Interest rate swaps(5)	-	2,682	-	2,682

__________

(1)	Money market funds are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of December 31, 2013 and December 31, 2012 consisted of demand deposits.
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
(4)

A deferred compensation plan assumed as part of a business combination is included within other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in number (2) above.

(5)	Interest rate swaps are included within accrued liabilities.

We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2013 and 2012.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate carrying value due to their short maturity.

Note 17.      Derivative Instruments and Hedging

Disclosure within this footnote is presented to provide transparency about how and why we use derivative instruments and how the instruments and related hedged items affect our financial position, results of operations, and cash flows. See Note 2 for a discussion surrounding our derivative instrument and hedging accounting policies, Note 16 for additional information regarding the fair value of our derivative instruments and Note 19 for additional information regarding the effect of derivative instruments designated as cash flow hedges on the consolidated statement of operations.

We are exposed to certain risks related to our ongoing business operations. The primary risks that we manage by using derivative instruments are foreign currency exchange risk and interest rate risk. Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. We enter into interest rate swaps to minimize the impact of interest rate fluctuations associated with our variable-rate Credit Facility.

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

We did not de-designate any instruments from hedge accounting treatment during the years ended December 31, 2013, 2012 and 2011. Gains or losses related to hedge ineffectiveness recognized in earnings during the years ended December 31, 2013, 2012 and 2011 were not material.  At December 31, 2013, the estimated amount of net losses, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $0.2 million if exchange and interest rates do not fluctuate from the levels at December 31, 2013.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany inventory purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $168.3 million and $157.0 million at December 31, 2013 and December 31, 2012, respectively.

We have entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of the Credit Facility. Beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.36% plus the Credit Spread through June 30, 2016. Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.64% plus the Credit Spread through June 30, 2016. Two of our forward fixed interest rate swap agreements expired on March 31, 2012. Under these agreements, the variable interest rate associated with $80 million of borrowings outstanding under the Credit Facility had been effectively fixed at 2% plus the Credit Spread.

The fair values of derivative instruments, their respective classification on the consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Asset Derivatives
		December 31,	December 31,
		2013	2012

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$4,044	$2,128
Gross amounts subject to master netting arrangements not offset on the balance sheet		2,965	1,918
Net amount		$1,079	$210

		Liability Derivatives
		December 31,	December 31,
		2013	2012

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$3,096	$2,193
Interest rate swaps	Accrued liabilities	1,821	2,682
Total derivative instruments presented on the balance sheet		4,917	4,875
Gross amounts subject to master netting arrangements not offset on the balance sheet		2,965	1,918
Net amount		$1,952	$2,957

The effect of derivative instruments designated as cash flow hedges on the consolidated balance sheets for the years ended December 31, 2013, 2012 and 2011 consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For Year Ended December 31,
Derivative instruments	2013	2012	2011

Foreign currency exchange contracts, net of tax	$1,350	$(4,481)	$5,642
Interest rate swaps, net of tax	541	(795)	121
Total derivative instruments, net of tax	$1,891	$(5,276)	$5,763

NOTE 18.      REPURCHASES OF COMMON STOCK

Our board of directors has authorized the repurchase of up to 52,000,000 shares of our common stock in the open market or in negotiated transactions. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing and financing activities and the share price. As of December 31, 2013, there are 2,961,827 remaining shares available for repurchase under this authorization.

The following is a summary of our open market common stock repurchases for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2013	2012	2011

Shares repurchased	3,952	1,474	3,419
Total cost of shares repurchased	$367,761	$132,268	$255,505
Average cost per share	$93.06	$89.72	$74.74

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We acquired 49,475 shares at a total cost of $4.5 million in connection with employee surrenders for the year ended December 31, 2013 compared to 53,272 shares at a total cost of $4.7 million for the year ended December 31, 2012 and 55,721 shares at a total cost of $4.3 million for the year ended December 31, 2011.

In 2011, we began issuing shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the years ended December 31, 2013, 2012 and 2011 was not material.

NOTE 19.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income, net of tax, for the years ended December 31, 2013 and 2012 consisted of the following (in thousands):

	Unrealized (loss) gain on investments, net of tax	Unrealized gain (loss) on derivatives instruments, net of tax	Cumulative translation adjustment	Total

Balance as of December 31, 2011	$(287)	$3,206	$12,524	$15,443
Other comprehensive income (loss) before reclassifications	116	(1,651)	5,671	4,136
Gains reclassified from accumulated other comprehensive income	-	(3,625)	-	(3,625)
Balance as of December 31, 2012	(171)	(2,070)	18,195	15,954
Other comprehensive income (loss) before reclassifications	279	3,781	(4,502)	(442)
Gains reclassified from accumulated other comprehensive income	-	(1,890)	-	(1,890)
Balance as of December 31, 2013	$108	$(179)	$13,693	$13,622

The following is a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011 (in thousands):

		Amounts Reclassified from Accumulated Other
	Affected Line Item in the	Comprehensive Income
Details about Accumulated Other	Statement Where	For the Years Ended December 31,
Comprehensive Income Components	Net Income in Presented	2013	2012	2011

Gains (losses) on derivative instruments included in net income:
Foreign currency exchange contracts	Cost of revenue	$3,469	$5,938	$(5,406)
Interest rate swaps	Interest expense	(900)	(690)	(1,424)
	Total gains (losses) before tax	2,569	5,248	(6,830)
	Tax expense (benefit)	679	1,623	(2,200)
	Gains (losses), net of tax	$1,890	$3,625	$(4,630)

NOTE 20.      PREFERRED STOCK

Our board of directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of Preferred Stock outstanding as of December 31, 2013.

NOTE 21.      IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by us. We matched $7.8 million, $7.1 million and $6.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the board of directors. There were no discretionary contributions in 2013, 2012 or 2011.

We also have established defined contribution plans for regional employees in Europe and in Canada. With respect to these plans, we contributed $3.1 million, $2.8 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 22.      DISPOSITION OF PHARMACEUTICAL PRODUCT LINES AND RESTRUCTURING

In the fourth quarter of 2008, we sold our Acarexx® and SURPASS® veterinary pharmaceutical products and a feline insulin product under development, which were a part of our CAG segment, for cash proceeds of $7.0 million, a short-term receivable of $1.4 million and up to $11.5 million of future payments based on the achievement of certain development and sales milestones by the acquirer of the feline insulin product. In the fourth quarter of 2009 we earned and received a milestone payment of $2.0 million in connection with the achievement of certain development milestones by the acquirer. We earned milestone payments of $3.5 million, $3.0 million and $3.0 million in 2012, 2011 and 2010, respectively, in connection with the achievement of certain sales milestones by the acquirer following commercialization of the feline insulin product. These aggregate milestone payments were received in the first quarter of 2013, 2012 and 2011 respectively. The 2013 milestone payment was included in other current assets on the accompanying consolidated balance sheet for the year ended December 31, 2012. Because we had no obligation to deliver product or services, or otherwise provide support to the third party under this agreement, and because collectability was reasonably assured, these milestone payments were included in results of operations when earned. The payments were not classified as revenue because the transaction was accounted for as the sale of a business; rather they were reflected as reductions to general and administrative expenses as earned. We are not eligible to receive any further milestone payments under this agreement.

In the fourth quarter of 2008, we also entered into a separate royalty bearing license agreement related to certain intellectual property of our pharmaceutical division. Under this agreement we received $0.3 million up front and $0.3 million in the fourth quarters of 2013 and 2010 in connection with the achievement of certain production and clinical field trial milestones by the licensee. We are eligible to earn up to $1.6 million in additional milestone payments, related to the achievement of regulatory milestones, and royalties based on future product sales. We have no obligation to deliver product or services, or otherwise provide support to the third party under this agreement. Due to these circumstances, and because collectability is reasonably assured, milestone and royalty payments earned under this agreement are included in results of operations when earned.

NOTE 23.      SUMMARY OF QUARTERLY DATA (UNAUDITED)

A summary of quarterly data follows (in thousands, except per share data):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2013
Revenue	$332,106	$352,583	$338,297	$354,073
Gross profit	183,974	197,698	185,783	188,665
Operating income	61,188	78,763	65,485	61,328
Net income attributable to IDEXX Laboratories, Inc. stockholders	44,860	53,995	45,688	43,258
Earnings per share:
Basic	$0.82	$1.01	$0.87	$0.83
Diluted	$0.81	$0.99	$0.86	$0.82

2012
Revenue	$322,676	$335,649	$315,475	$319,538
Gross profit	174,774	184,689	170,635	169,050
Operating income	60,407	75,817	62,912	63,427
Net income attributable to IDEXX Laboratories, Inc. stockholders	40,743	51,317	42,853	43,354
Earnings per share:
Basic	$0.74	$0.93	$0.78	$0.79
Diluted	$0.72	$0.91	$0.76	$0.78

SCHEDULE II

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts[1]	Write-Offs/Cash Payments	Foreign Currency Translation	Balance at End of Year

Reserves for doubtful accounts receivable:
December 31, 2011	$2,828	$1,484	$-	$(1,011)	$(62)	$3,239
December 31, 2012	3,239	1,108	-	(1,732)	17	2,632
December 31, 2013	2,632	1,601	-	(762)	62	3,533

Valuation allowance for deferred tax assets:
December 31, 2011	$4,604	$837	$-	$(741)	$(86)	$4,614
December 31, 2012	4,614	265	-	(358)	26	4,547
December 31, 2013	4,547	735	742	(701)	(122)	5,201

[1] Amount relates to net operating losses obtained through acquisitions where uncertainty exists as to our ability to use the tax attribute.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit No. 3(i) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-19271, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Company (filed as Exhibit No. 3.1 to Form 8-K filed July 21, 2009, File No. 0-19271, and incorporated herein by reference).

4.1

Note Purchase Agreement, dated as of December 11, 2013, among the Company, as issuer, New York Life Insurance Company, and New York Life Investment Management LLC, as investment manager for New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers (filed as Exhibit No. 99.1 to Current Report on Form 8-K filed December 11, 2013, File No. 0-19271, and incorporated herein by reference). Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

10.6*	Amendment No. 5 to U.S. Supply Agreement effective as of December 9, 2013, between the Company and Ortho (filed herewith).

10.7*	European Supply Agreement, effective as of October 17, 2003, between the Company and Ortho (filed as Exhibit No. 10.8 to 2003 Form 10-K, and incorporated herein by reference).

10.8*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.2 to June 2005 10-Q, and incorporated herein by reference).

10.9*	Amendment No. 2 to European Supply Agreement effective as of January 18, 2008, between the Company and Ortho (filed as Exhibit No. 10.8 to 2007 Form 10-K, and incorporated herein by reference).

10.10*	Amendment No. 3 to European Supply Agreement effective as of December 28, 2011, between the Company and Ortho (filed as Exhibit No. 10.9 to 2011 Form 10-K, and incorporated herein by reference).

10.11*	Amendment No. 4 to European Supply Agreement effective as of December 9, 2013, between the Company and Ortho (filed herewith).

10.12

Amendment, Release and Settlement Agreement dated as of September 12, 2002, among the Company, IDEXX Europe B.V., and Ortho (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 0-19271, and incorporated herein by reference).

10.13*

Supply Agreement, effective as of May 7, 2007 between the Company and Moss, Inc. (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 0-19271 (“June 2010 Form 10-Q”), and incorporated herein by reference).

10.14**

Employment Agreement dated January 22, 2002, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.13 to Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-19271, and incorporated herein by reference).

10.15**

Amended and Restated Executive Employment Agreement dated May 26, 2013, between the Company and Jonathan W. Ayers (filed as Exhibit No. 10.2 to July 23, 2013 Form 10-Q for the quarter ended June 30, 2013, File No. 0-19271 (“June 2013 Form 10-Q”), and incorporated herein by reference).

10.16**

Form of Executive Employment Agreement dated May 26, 2013, between the Company and each of the Company’s Executive Officers, other than the Chief Executive Officer (filed as Exhibit No. 10.3 to June 2013 Form 10-Q, and incorporated herein by reference).

10.17**

Restated Director Deferred Compensation Plan, as amended (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 0-19271, and incorporated herein by reference).

10.18*	Restated Executive Deferred Compensation Plan, as amended (filed as Exhibit No. 10.3 to June 2010 Form 10-Q, and incorporated herein by reference).

10.19**

Form of Director Stock Option Agreement, as amended pursuant to the 2009 Stock Incentive Plan (filed as Exhibit No. 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 0-19271 (“March 2010 Form 10-Q”), and incorporated herein by reference).

10.20**	Form of Employee Stock Option Agreement, as amended pursuant to the 2009 Stock Incentive Plan (filed as Exhibit No. 10.2 to March 2010 Form 10-Q, and incorporated herein by reference).

10.21**	1997 Employee Stock Purchase Plan, as amended (filed as Exhibit No. 99.1 to Registration Statement on Form S-8 filed June 19, 2009, File No. 333-160085, and incorporated herein by reference).

10.22**

Form of Restricted Stock Unit Agreement, as amended pursuant to the 2009 Stock Incentive Plan (filed as Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2009, File No. 0-19271, and incorporated herein by reference).

10.23**	2008 Incentive Compensation Plan (filed as Exhibit 10.2 to Current Report on Form 8-K filed May 13, 2008, File No. 0-19271, and incorporated herein by reference).

10.24**	2009 Stock Incentive Plan, as amended (filed as Exhibit No. 99.1 to Registration Statement on Form S-8 filed December 30, 2013, File No. 333-193136, and incorporated herein by reference).

10.25

Amended and Restated Credit Agreement, dated as of May 9, 2013, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation and IDEXX Europe B.V., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and J.P. Morgan Europe Limited, as London agent, with J.P. Morgan Securities LLC, as sole bookrunner and a joint lead arranger, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as a joint lead arranger, Wells Fargo Securities, LLC, as a joint lead arranger, Bank of America, N.A., as a co-syndication agent, Wells Fargo Bank, N.A., as a co-syndication agent, Key Bank, N.A., as a co-documentation agent, and Union Bank, N.A., as a co-documentation agent (filed as Exhibit No. 10.1 to Current Report on Form 8-K Filed May 13, 2013, File No. 0-19271, and incorporated herein by reference).

10.26

Note Purchase Agreement, dated as of December 11, 2013, among the Company, as issuer, New York Life Insurance Company, and New York Life Investment Management LLC, as investment manager for New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers (filed as Exhibit No. 99.1 to Current Report on Form 8-K Filed December 11, 2013, File No. 0-19271, and incorporated herein by reference).

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

IDEXX LABORATORIES, INC.

By: /s/ Jonathan W. Ayers
Date: February 18, 2014	Jonathan W. Ayers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan W. Ayers	President, Chief Executive Officer and	February 18, 2014
Jonathan W. Ayers	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Brian P. McKeon	Executive Vice President, Chief Financial	February 18, 2014
Brian P. McKeon	Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Thomas Craig	Director	February 18, 2014
Thomas Craig

/s/ William T. End	Director	February 18, 2014
William T. End

/s/ Rebecca M. Henderson, PhD	Director	February 18, 2014
Rebecca M. Henderson, PhD

/s/ Barry C. Johnson, PhD	Director	February 18, 2014
Barry C. Johnson, PhD

/s/ Robert J. Murray	Director	February 18, 2014
Robert J. Murray

/s/ M. Anne Szostak	Director	February 18, 2014
M. Anne Szostak

/s/ Sophie V. Vandebroek, PhD	Director	February 18, 2014
Sophie V. Vandebroek, PhD