Form 10-Q
period 2014-03-31
IDEXX LABORATORIES INC /DE
filed 2014-04-25
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 51,304,867 on April 16,  2014.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$286,203	$279,058
Accounts receivable, net of reserves of $3,784 in 2014 and $3,533 in 2013	179,919	158,038
Inventories	141,134	133,427
Deferred income tax assets	32,005	33,226
Other current assets	43,905	48,957
Total current assets	683,166	652,706
Long-Term Assets:
Property and equipment, net	282,226	281,214
Goodwill	180,466	180,521
Intangible assets, net	57,281	58,844
Other long-term assets, net	59,185	57,231
Total long-term assets	579,158	577,810
TOTAL ASSETS	$1,262,324	$1,230,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,794	$29,941
Accrued liabilities	134,519	148,919
Line of credit	315,000	277,000
Current portion of long-term debt	1,050	1,035
Current portion of deferred revenue	23,810	21,458
Total current liabilities	517,173	478,353
Long-Term Liabilities:
Deferred income tax liabilities	31,785	33,948
Long-term debt, net of current portion	150,090	150,359
Long-term deferred revenue, net of current portion	19,264	18,427
Other long-term liabilities	31,760	31,215
Total long-term liabilities	232,899	233,949
Total liabilities	750,072	712,302

Commitments and Contingencies (Note 12)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 101,554 and 101,188 shares in 2014 and 2013, respectively	10,155	10,119
Additional paid-in capital	847,138	825,320
Deferred stock units: Outstanding: 122 in 2014 and 2013	5,104	5,110
Retained earnings	1,539,978	1,493,393
Accumulated other comprehensive income	14,445	13,622
Treasury stock, at cost: 50,264 and 49,649 shares in 2014 and 2013, respectively	(1,904,604)	(1,829,378)
Total IDEXX Laboratories, Inc. stockholders’ equity	512,216	518,186
Noncontrolling interest	36	28
Total stockholders’ equity	512,252	518,214
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,262,324	$1,230,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Revenue:
Product revenue	$219,392	$205,768
Service revenue	140,811	126,338
Total revenue	360,203	332,106
Cost of Revenue:
Cost of product revenue	78,042	74,150
Cost of service revenue	80,064	73,982
Total cost of revenue	158,106	148,132
Gross profit	202,097	183,974

Expenses:
Sales and marketing	67,848	59,397
General and administrative	41,089	41,631
Research and development	23,114	21,758
Income from operations	70,046	61,188
Interest expense	(2,774)	(835)
Interest income	471	444
Income before provision for income taxes	67,743	60,797
Provision for income taxes	21,150	15,930
Net income	46,593	44,867
Less: Net income attributable to noncontrolling interest	8	7
Net income attributable to IDEXX Laboratories, Inc. stockholders	$46,585	$44,860

Earnings per Share:
Basic	$0.90	$0.82
Diluted	$0.89	$0.81
Weighted Average Shares Outstanding:
Basic	51,617	54,588
Diluted	52,338	55,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Net income	$46,593	$44,867
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,279	(8,447)
Unrealized (loss) gain on investments, net of tax (benefit) expense of ($32) in 2014 and $42 in 2013	(54)	72
Unrealized gain (loss) on derivative instruments:
Unrealized (loss) gain, net of tax (benefit) expense of ($123) in 2014 and $1,699 in 2013	(253)	4,118
Less: reclassification adjustment for gains included in net income, net of tax (expense) benefit of ($47) in 2014 and $8 in 2013	(149)	(10)
Unrealized (loss) gain on derivative instruments	(402)	4,108
Other comprehensive income (loss), net of tax	823	(4,267)
Comprehensive income	47,416	40,600
Less: comprehensive income attributable to noncontrolling interest	8	7
Comprehensive income attributable to IDEXX Laboratories, Inc.	$47,408	$40,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Cash Flows from Operating Activities:
Net income	$46,593	$44,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,394	13,513
(Gain) loss on disposal of property and equipment	(18)	27
(Decrease) increase in deferred compensation liability	(86)	114
Provision for uncollectible accounts	451	644
(Benefit of) provision for deferred income taxes	(835)	1,169
Share-based compensation expense	4,108	3,949
Tax benefit from share-based compensation arrangements	(6,747)	(5,310)
Changes in assets and liabilities:
Accounts receivable	(21,707)	(23,722)
Inventories	2,200	(10,717)
Other assets	1,312	6,301
Accounts payable	1,857	5,567
Accrued liabilities	(10,231)	(16,216)
Deferred revenue	3,227	869
Net cash provided by operating activities	33,518	21,055
Cash Flows from Investing Activities:
Purchases of property and equipment	(11,298)	(20,132)
Proceeds from disposition of pharmaceutical product lines	-	3,500
Acquisitions of a business, net of cash acquired	(1,161)	-
Acquisitions of intangible assets	(175)	(659)
Net cash used by investing activities	(12,634)	(17,291)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	38,000	48,000
Debt issue costs	(139)	-
Payment of notes payable	(253)	(238)
Repurchases of common stock	(70,279)	(63,778)
Proceeds from exercises of stock options and employee stock purchase plans	10,964	12,958
Tax benefit from share-based compensation arrangements	6,747	5,310
Net cash (used) provided by financing activities	(14,960)	2,252
Net effect of changes in exchange rates on cash	1,221	(1,638)
Net increase in cash and cash equivalents	7,145	4,378
Cash and cash equivalents at beginning of period	279,058	223,986
Cash and cash equivalents at end of period	$286,203	$228,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements of IDEXX Laboratories, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the requirements of Regulation S-X, Rule 10-01 for financial statements required to be filed as a part of this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "IDEXX," the "Company," "we," "our" or "us" refer to IDEXX Laboratories, Inc. and its subsidiaries.

The accompanying condensed consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries. We do not have any variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”) filed with the Securities and Exchange Commission (“SEC”).

Reclassifications and Revisions

Certain prior year amounts have been reclassified to conform with the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Revisions were made on the condensed consolidated statement of cash flows for the three months ended March 31, 2013 to correctly reflect non-cash investing activities embedded in accounts payable, accrued liabilities and inventory on the condensed consolidated balance sheet at March 31, 2013. These revisions increased the operating cash flows related to the change in accounts payable, accrued liabilities and inventory for the three months ended March 31, 2013 by $0.4 million from the amounts previously reported, and decreased investing cash flows related to purchases of property and equipment by the same amount. The revisions to the condensed consolidated statements of cash flows noted above represent an error that is not deemed to be material, individually or in the aggregate, to the prior period  condensed consolidated financial statements.

Note 2.      ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2013 Annual Report.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three months ended March 31, 2014 and 2013 totaled $20.3 million and $16.6 million, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at March 31, 2014 was $49.1 million, which will be recognized over a weighted average period of approximately 2.3 years.

We determine the assumptions used in the valuation of option awards as of the date of grant. Differences in the expected stock price volatility, expected term or risk-free interest rate may necessitate distinct valuation assumptions at each grant date. As such, we may use different assumptions for options granted throughout the year. Option awards are granted with an exercise price equal to the closing market price of our common stock at the date of grant. We have never paid any cash dividends on our common stock, and we have no intention to pay such a dividend at this time; therefore, we assume that no dividends will be paid over the expected terms of option awards. The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended March 31,
	2014	2013

Expected stock price volatility	28%	33%
Expected term, in years[1]	5.7	4.6
Risk-free interest rate	1.5%	0.9%

Weighted average fair value of options granted	$35.94	$26.58

1 Options granted during the three months ended March 31, 2014 and 2013 have a contractual term of ten and seven years, respectively.

Note 4.      Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2014	2013

Raw materials	$23,498	$23,766
Work-in-process	16,120	14,359
Finished goods	101,516	95,302
	$141,134	$133,427

Note 5.       Goodwill and Intangible Assets, NET

The decrease in goodwill during the three months ended March 31, 2014 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the three months ended March 31, 2014 resulted primarily from the continued amortization of our intangible assets, partly offset by the impact of the acquisition of an immaterial business and certain intangible assets.

NOTE 6.      Other NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013

Investment in long-term product supply arrangements	$12,577	$13,075
Customer acquisition costs, net	20,781	21,199
Other assets	25,827	22,957
	$59,185	$57,231

Note 7.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013

Accrued expenses	$44,567	$44,274
Accrued employee compensation and related expenses	48,105	62,474
Accrued taxes	15,386	16,508
Accrued customer programs	26,461	25,663
	$134,519	$148,919

Note 8.      Repurchases of common STOCK

The following is a summary of our open market common stock repurchases for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2014	2013

Shares repurchased	576	687
Total cost of shares repurchased	$70,279	$63,778
Average cost per share	$122.04	$92.82

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We acquired 40,537 shares having a total cost of $5.0 million in connection with such employee surrenders during the three months ended March 31, 2014 compared to 45,181 shares having a total cost of $4.1 million during the three months ended March 31, 2013.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the three months ended March 31, 2014 and 2013 was not material.

Note 9.      Income Taxes

Our effective income tax rate was 31.2% and 26.2% for the three months ended March 31, 2014 and 2013, respectively. The increase in our effective rate for the three months ended March 31, 2014 as compared to the same period of the prior year was primarily related to the U.S. research and development (R&D) tax credit.  During the quarter ended March 31, 2013, legislation in the U.S. retroactively allowed the R&D tax credit for all of 2012 and extended the credit through the year ended December 31, 2013. Because this legislation was enacted during the quarter ended March 31, 2013, the full benefit of the credit related to the prior years’ activities was recognized within that quarter, lowering our effective tax rate significantly in that period. As of January 1, 2014, the R&D tax credit again expired, increasing our effective tax rate in the period ended March 31, 2014.

Note 10.    ACCUMULATED OTHER Comprehensive Income

The changes in accumulated other comprehensive income, net of tax, for the three months ended March 31, 2014 consisted of the following (in thousands):

For the Three Months Ended March 31, 2014	Unrealized Gain on Investments, Net of Tax	Unrealized Loss on Derivative Instruments, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2013	$108	$(179)	$13,693	$13,622
Other comprehensive (loss) income before reclassifications	(54)	(253)	1,279	972
Gains reclassified from accumulated other comprehensive income	-	(149)	-	(149)
Balance as of March 31, 2014	$54	$(581)	$14,972	$14,445

The following is a summary of reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended March 31,
		2014	2013
Gains (losses) on derivative instruments included in net income:
Foreign currency exchange contracts	Cost of revenue	458	109
Interest rate swaps	Interest expense	(262)	(107)
	Total gains before tax	196	2
	Tax expense (benefit)	47	(8)
	Gains, net of tax	149	10

Note 11.    Earnings per Share

Basic earnings per share is computed by dividing net income attributable to IDEXX Laboratories, Inc. stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options, the total unrecognized compensation expense for unvested share-based compensation awards and the excess tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 4 to the consolidated financial statements in our 2013 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013

Shares outstanding for basic earnings per share:	51,617	54,588

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	51,617	54,588
Dilutive effect of share-based payment awards	721	902
	52,338	55,490

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	2014	2013

Weighted average number of shares underlying anti-dilutive options	217	441

Weighted average number of shares underlying anti-dilutive restricted stock units	41	-

Note 12.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2014 are consistent with those discussed in Note 14 to the consolidated financial statements in our 2013 Annual Report.

Note 13.     Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer. Our reportable segments include diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic tests for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment comprises products for the human point-of-care medical diagnostics market (“OPTI Medical”), which is combined and presented with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

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

We estimate our share-based compensation expense, corporate support function expenses and certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

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

The following is a summary of segment performance for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2014
Revenue	$301,588	$21,421	$31,351	$5,843	$-	$360,203

Income (loss) from operations	$55,864	$8,116	$6,460	$589	$(983)	$70,046
Interest expense, net						(2,303)
Income before provision for income taxes						67,743
Provision for income taxes						21,150
Net income						46,593
Less: Net income attributable to noncontrolling interest						8
Net income attributable to IDEXX Laboratories, Inc. stockholders						$46,585

2013
Revenue	$276,941	$20,666	$28,039	$6,460	$-	$332,106

Income (loss) from operations	$51,309	$8,355	$4,836	$435	$(3,747)	$61,188
Interest expense, net						(391)
Income before provision for income taxes						60,797
Provision for income taxes						15,930
Net income						44,867
Less: Net income attributable to noncontrolling interest						7
Net income attributable to IDEXX Laboratories, Inc. stockholders						$44,860

The following is a summary of revenue by product and service category for the three months ended March 31, 2014 and 2013  (in thousands):

	For the Three Months Ended March 31,
	2014	2013
CAG segment revenue:
CAG Diagnostics recurring revenue:	$258,763	$239,568
IDEXX VetLab® consumables	84,321	75,783
VetLab service and accessories	13,093	12,053
Rapid assay products	43,059	44,083
Reference laboratory diagnostic and consulting services	118,290	107,649
CAG Diagnostics capital - instruments	18,565	15,835
Customer information management and digital imaging systems	24,260	21,538
CAG segment revenue	301,588	276,941

Water segment revenue	21,421	20,666
LPD segment revenue	31,351	28,039
Other segment revenue	5,843	6,460

Total revenue	$360,203	$332,106

Note 14.     FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2014.

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

The amount outstanding under our unsecured revolving credit facility (“Credit Facility”), notes receivable and long-term debt are measured at carrying value in our accompanying condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility, notes receivable and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using level 2 inputs, while our notes receivable, representing a strategic investment in a privately held company with a carrying value of $5.2 million as of March 31, 2014,  are valued using level 3 inputs. The results of these calculations yield fair values that approximate carrying values.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at March 31, 2014 and at December 31, 2013 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of March 31, 2014	(Level 1)	(Level 2)	(Level 3)	March 31, 2014

Assets
Money market funds(1)	$173,116	$-	$-	$173,116
Equity mutual funds(2)	2,765	-	-	2,765
Foreign currency exchange contracts(3)	-	3,014	-	3,014
Liabilities
Foreign currency exchange contracts(3)	-	2,576	-	2,576
Deferred compensation(4)	2,765	-	-	2,765
Interest rate swaps(5)	-	1,637	-	1,637

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013

Assets
Money market funds(1)	$153,109	$-	$-	$153,109
Equity mutual funds(2)	2,847	-	-	2,847
Foreign currency exchange contracts(3)	-	4,044	-	4,044
Liabilities
Foreign currency exchange contracts(3)	-	3,096	-	3,096
Deferred compensation(4)	2,847	-	-	2,847
Interest rate swaps(5)	-	1,821	-	1,821

_____________

(1)	Money market funds are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of March 31, 2014 and December 31, 2013 consisted of demand deposits.
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

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions, including transactions denominated in Euro, British pound, Japanese yen, Canadian dollar, Australian dollar and Swiss franc.  We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with large multinational financial institutions, and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

We recognize all derivative instruments, including our foreign currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivative instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.  If a derivative instrument qualifies for hedge accounting, changes in the fair value of the derivative instrument from the effective portion of the hedge are deferred in accumulated other comprehensive income (“AOCI”), net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We de-designate derivative instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 10 for further information regarding the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013.

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

We did not de-designate any instruments from hedge accounting treatment during the three months ended March 31, 2014 or 2013. Gains or losses related to hedge ineffectiveness recognized in earnings during the three months ended March 31, 2014 and 2013 were not material.  At March 31, 2014, the estimated amount of net losses, net of income tax benefit, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $0.6 million if exchange and interest rates do not fluctuate from the levels at March 31, 2014.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany inventory purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $179.0 million and $168.3 million at March 31, 2014 and December 31, 2013, respectively.

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

The fair values of derivative instruments and their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Asset Derivatives
		March 31,	December 31,
		2014	2013

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$3,003	$4,044
Foreign currency exchange contracts	Other long-term assets, net	11	-
Total derivative instruments presented on the balance sheet		3,014	4,044
Gross amounts subject to master netting arrangements not offset on the balance sheet		2,561	2,965
Net amount		$453	$1,079

		Liability Derivatives
		March 31,	December 31,
		2014	2013

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$2,571	$3,096
Foreign currency exchange contracts	Other long-term liabilities	5	-
Interest rate swaps	Accrued liabilities	1,637	1,821
Total derivative instruments presented on the balance sheet		4,213	4,917
Gross amounts subject to master netting arrangements not offset on the balance sheet		2,561	2,965
Net amount		$1,652	$1,952

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	(Loss) Gain Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended March 31,
Derivative instruments	2014	2013

Foreign currency exchange contracts, net of tax	$(517)	$4,061
Interest rate swaps, net of tax	115	47
Total derivative instruments, net of tax	$(402)	$4,108

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance, the effect of economic conditions on our business performance; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties described in our 2013 Annual Report, as well as those detailed from time to time in our other periodic reports filed with the SEC.

Any forward-looking statements represent our estimates only as of the day this Quarterly Report on Form 10-Q was first filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

You should read the following discussion and analysis in conjunction with our 2013 Annual Report that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

▪	Business Overview and Trends

Operating segments.  We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic tests for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment comprises products for the human point-of-care medical diagnostics market (“OPTI Medical”), which is combined and presented with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

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

Effects of Certain Factors on Results of Operations

Distributor Purchasing and Inventories. The instrument consumables and rapid assay products in our CAG segment are sold in the U.S. and certain other geographies by third party distributors, who purchase products from us and sell them to veterinary practices, which are the end users. As a result, distributor purchasing dynamics have an impact on our reported sales of these products. Distributor purchasing dynamics may be affected by many factors and in a given period may not be directly related to underlying end-user demand for our products. Consequently, reported results may reflect fluctuations in inventory levels held at distributors and may not necessarily reflect changes in underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users for our significant distributors and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue. We are unable to obtain data for sales to end users from certain less significant third party distributors internationally. We do not believe the impact of changes in these distributors’ inventories would have a material impact on our growth rates.

Where growth rates are affected by changes in end-user demand, we refer to this as the impact of practice-level sales on growth. Where growth rates are affected by distributor purchasing dynamics, we refer to this as the impact of changes in distributors’ inventories on growth. If during the current year, distributors’ inventories grew by less than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories have an unfavorable impact on our reported sales growth in the current period. Conversely, if during the current year distributors’ inventories grew by more than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories have a favorable impact on our reported sales growth in the current period.

We believe that our U.S. CAG distributors typically hold inventory equivalent to approximately three to four weeks of the anticipated end-user demand for VetLab consumables and rapid assay products at the end of a quarter.

Currency Impact. Approximately 27% and 26% of our consolidated revenue for the three months ended March 31, 2014 and 2013,  respectively, was derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues.

The impact on revenue resulting from changes in foreign currency exchange rates is not a measure defined by generally accepted accounting principles in the United States of America (“U.S. GAAP”), otherwise referred to herein as a non-GAAP financial measure. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results normalized for changes in currency in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods.

Effective January 1, 2014, we calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the weighted average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the prior year period. Prior to January 1, 2014, we calculated this impact by applying the difference between the weighted average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the current year period. This change in methodology, which was implemented to achieve operational efficiencies, does not have a material impact on organic revenue growth.

During the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, changes in foreign currency exchange rates decreased total company revenue by approximately  $0.7 million, due primarily to the strengthening of the U.S. dollar against the Australian dollar, Canadian dollar and Japanese yen, partly offset by weakening of the U.S. dollar against the Euro.

Effects of Economic Conditions. Demand for our products and services is vulnerable to changes in the economic environment, including slow economic growth, high unemployment and credit availability. Negative or cautious consumer sentiment can lead to reduced or delayed consumer spending, resulting in a decreased number of patient visits to veterinary clinics. Unfavorable economic conditions can impact sales of instruments, digital radiography and practice management systems, which are larger capital purchases for veterinarians. Additionally, economic turmoil can cause our customers to remain sensitive to the pricing of our products and services. We monitor patient visits and clinic revenue data provided by a subset of our CAG customers. Although limited and susceptible to short-term impacts such as weather, we believe that this data provides a fair and meaningful long-term representation of the trend in patient visit activity in the U.S., providing us insight regarding demand for our products and services. We believe the overall trends in patient visits and capital investments since the beginning of the economic downturn in 2008 have had a slightly negative impact on our CAG segment revenue growth rates. Although the rate of growth has not been steady, we have seen an improvement in growth of patient visits since 2012.

Economic conditions can also affect the purchasing decisions of our Water and LPD business customers. In the past, water testing volumes have been susceptible to declines in discretionary testing and in mandated testing as a result of decreases in home and commercial construction.  Fiscal difficulties can also reduce government funding for water and livestock testing programs.

We believe that the diversity of our products and services and the geographic diversity of our markets partially mitigate the effects of the economic environment and negative consumer sentiment on our revenue growth rates.

Effects of Patent Expiration. Although we have several patents and licenses of patents and technologies from third parties expected to expire during 2014 and 2015, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on the our financial position or future operations due to a range of factors including our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; and our significant know-how, scale and investments related to manufacturing processes of associated product offerings.

▪	Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2013 Annual Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2014 are consistent with those discussed in our 2013 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

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

Organic revenue growth and the percentage changes in revenue from currency and acquisitions are non-GAAP financial measures. See the subsection above titled “Effects of Certain Factors on Results of Operations” for a description of the calculation of the percentage change in revenue resulting from changes in foreign currency exchange rates. The percentage change in revenue resulting from acquisitions represents incremental revenues attributable to acquisitions that have occurred since the beginning of the prior year period.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	March 31, 2014	March 31, 2013	Change	Change	Currency	Acquisitions	Growth

CAG	$301,588	$276,941	$24,647	8.9%	(0.4%)	0.1%	9.2%
Water	21,421	20,666	755	3.7%	-	1.2%	2.5%
LPD	31,351	28,039	3,312	11.8%	1.3%	5.3%	5.2%
Other	5,843	6,460	(617)	(9.6%)	0.2%	-	(9.8%)
Total	$360,203	$332,106	$28,097	8.5%	(0.2%)	0.7%	8.0%

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	March 31, 2014	March 31, 2013	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$258,763	$239,568	$19,195	8.0%	(0.5%)	0.1%	8.4%
VetLab consumables	84,321	75,783	8,538	11.3%	(0.3%)	-	11.6%
VetLab service and
accessories	13,093	12,053	1,040	8.6%	-	-	8.6%
Rapid assay products	43,059	44,083	(1,024)	(2.3%)	(0.4%)	-	(1.9%)
Reference laboratory
diagnostic and
consulting services	118,290	107,649	10,641	9.9%	(0.7%)	0.3%	10.3%
CAG Diagnostics
capital - instruments	18,565	15,835	2,730	17.2%	1.5%	-	15.7%
Customer information
management and
digital imaging systems	24,260	21,538	2,722	12.6%	(0.6%)	-	13.2%
Net CAG revenue	$301,588	$276,941	$24,647	8.9%	(0.4%)	0.1%	9.2%

The increase in CAG Diagnostics recurring revenue was due primarily to increased volumes and higher realized prices in both our reference laboratory diagnostic services and our VetLab consumables.

VetLab consumables revenue growth was due primarily to higher unit volumes. The increase in unit volumes resulted primarily from growth of our install base for our Catalyst Dx® and ProCyte Dx®  instruments as a result of customer acquisitions, as well as an increase in testing from existing customers who upgraded to these instruments. Additionally, VetLab consumables revenue benefited from higher average unit sales prices resulting from price increases. The impact of changes in distributors’ inventory levels reduced reported consumables revenue growth by 3%.

VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

 The decrease in rapid assay revenue was due primarily to the unfavorable impact of changes in distributors’ inventory levels, which reduced revenue growth by 5%, partly offset by higher average unit sales prices resulting from price increases.

The increase in reference laboratory diagnostic and consulting services revenue was due primarily to the impact of higher testing volumes throughout our worldwide network of laboratories resulting from increased testing from existing customers, the acquisition of new customers and improved customer retention. Additionally, the increase in revenue was the result of higher average unit sales prices due to price increases.

The increase in CAG Diagnostics capital instruments revenue was due primarily to increased placements of our Catalyst Dx and ProCyte Dx instruments in the Asia Pacific region and Europe. Additionally, revenues for the three months ended March 31, 2014 benefitted from placements of our SNAP Pro® Mobile Device, which launched during the first quarter of 2014.

The increase in customer information management and digital imaging systems revenue was due primarily to an increasing subscriber base from Pet Health Network® Pro, which launched commercially in the first quarter of 2013, higher support revenue resulting from an increase in our active installed base of practice management and digital imaging systems and an increase in practice management system placements.

Water. The increase in Water revenue resulted from higher sales of our Colilert® products, due primarily to higher sales volumes in North America and the Asia Pacific regions, and higher sales volumes of our Enterolert®  products worldwide.

Livestock, Poultry and Dairy. The increase in LPD revenue resulted primarily from higher sales volumes of certain bovine test products in Europe and increased sales volumes in the Asia Pacific region of our Dairy SNAP tests used for the detection of antibiotic residues and the contaminant Aflatoxin M1 in milk. These favorable factors were partly offset by lower sales volumes of Bovine Spongiform Encephalopathy tests resulting from changes in European Union testing requirements and lower average unit sales prices in Europe for our Bovine Viral Diarrhea Virus test products. The acquisition of a Brazilian distributor of our products in the third quarter of 2013 added to reported growth.

Other. The decrease in Other revenue was due primarily to lower milestone revenue from our pharmaceutical out-licensing arrangements and lower sales volumes associated with our pharmaceutical product line.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Three		For the Three
Gross Profit	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2014	Revenue	March 31, 2013	Revenue	Change	Change

CAG	$165,529	54.9%	$150,239	54.2%	$15,290	10.2%
Water	13,931	65.0%	13,494	65.3%	437	3.2%
LPD	19,841	63.3%	15,876	56.6%	3,965	25.0%
Other	3,401	58.2%	3,188	49.4%	213	6.7%
Unallocated amounts	(605)	N/A	1,177	N/A	(1,782)	(151.4%)
Total Company	$202,097	56.1%	$183,974	55.4%	$18,123	9.9%

 Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 55% from 54%. The increase in gross profit percentage was due primarily to lower overall VetLab product costs and price increases for our reference laboratory diagnostic services, rapid assay test products and VetLab consumables. These favorable factors were partly offset by higher relative sales of CAG Diagnostics instruments which yield lower relative margins.

Water. Gross profit for Water increased due primarily to higher sales. The gross profit percentage of 65% decreased slightly, as higher freight and distribution costs and the unfavorable impact of currency were mostly offset by the impact of higher average unit sales prices, due in part to the acquisition of our distributor in South Africa. The unfavorable impact of currency was due to changes in foreign currency exchange rates and lower relative hedging gains during the three months ended March 31, 2014 as compared to the same period of the prior year.

Livestock, Poultry and Dairy. Gross profit for LPD increased due to an increase in the gross profit percentage to 63% from 57% and higher sales. The increase in the gross profit percentage resulted from a decrease in royalty expense, the favorable impact of currency and lower overall manufacturing costs. The decrease in royalty expense was due primarily to a recently executed agreement with a licensor of patents related to the sale of certain swine tests. A portion of the favorability resulting from this agreement will not recur. The favorable impact of currency was due primarily to hedging gains during the three months ended March 31, 2014 as compared to hedging losses during the same period of the prior year. These favorable factors were partly offset by higher relative sales of low margin food safety products, which we began distributing as part of our acquisition of the Brazilian distributor.

Other. Gross profit for Other increased due to an increase in the gross profit percentage to 58% from 49%, partly offset by lower sales. The increase in the gross profit percentage was due primarily to lower overall OPTI Medical instrument and consumable manufacturing costs, resulting from higher production volumes of consumables and cost reductions realized in the manufacture of our latest generation analyzer.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to changes in certain currency exchange rates and an increase in certain manufacturing costs, partly offset by a decrease in personnel-related costs.

In certain geographies where we maintain inventories in currencies other than the U.S. dollar, the product costs reported in our operating segments include our standard cost for products sold, which is stated at the budgeted currency exchange rate from the beginning of the fiscal year. In these geographies, the variances from standard cost for products sold related to changes in currency exchange rates are reported within the caption “Unallocated Amounts.” The U.S. dollar strengthened against the Japanese yen less significantly during the three months ended March 31, 2014 as compared to the same period of the prior year, resulting in a lower favorable variance within Unallocated Amounts relating to the cost of products sold in Japanese yen.

The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net impact to gross profit as a result of increased manufacturing costs was due to lower net favorable manufacturing variances recognized during the three months ended March 31, 2014 as compared to the same period of the prior year.

We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in personnel-related costs was due primarily to lower self-insured healthcare costs reported within Unallocated Amounts during the three months ended March 31, 2014 as compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2014	Revenue	March 31, 2013	Revenue	Change	Change

CAG	$109,665	36.4%	$98,930	35.7%	$10,735	10.9%
Water	5,815	27.1%	5,139	24.9%	676	13.2%
LPD	13,381	42.7%	11,040	39.4%	2,341	21.2%
Other	2,812	48.1%	2,753	42.6%	59	2.1%
Unallocated amounts	378	N/A	4,924	N/A	(4,546)	(92.3%)
Total Company	$132,051	36.7%	$122,786	37.0%	$9,265	7.5%

	For the Three		For the Three
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2014	Revenue	March 31, 2013	Revenue	Change	Change

CAG	$55,864	18.5%	$51,309	18.5%	$4,555	8.9%
Water	8,116	37.9%	8,355	40.4%	(239)	(2.9%)
LPD	6,460	20.6%	4,836	17.2%	1,624	33.6%
Other	589	10.1%	435	6.7%	154	35.4%
Unallocated amounts	(983)	N/A	(3,747)	N/A	2,764	73.8%
Total Company	$70,046	19.4%	$61,188	18.4%	$8,858	14.5%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2014	Revenue	March 31, 2013	Revenue	Change	Change

Sales and marketing	$58,248	19.3%	$50,995	18.4%	$7,253	14.2%
General and administrative	35,002	11.6%	32,223	11.6%	2,779	8.6%
Research and development	16,415	5.4%	15,712	5.7%	703	4.5%
Total operating expenses	$109,665	36.4%	$98,930	35.7%	$10,735	10.9%

The increase in sales and marketing expense was due primarily to increased personnel-related costs resulting from investment in our commercial organizations in all major regions, including  our North American sales force expansion, which was completed in the second half of 2013, as well as higher commissions resulting from improved sales performance. The increase in general and administrative expense resulted primarily from higher personnel-related costs, partly offset by lower consulting costs. The increase in research and development expense resulted primarily from higher personnel-related costs, partly offset by lower external development costs.

Water. The following table presents Water operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2014	Revenue	March 31, 2013	Revenue	Change	Change

Sales and marketing	$2,836	13.2%	$2,417	11.7%	$419	17.3%
General and administrative	2,300	10.7%	2,081	10.1%	219	10.5%
Research and development	679	3.2%	641	3.1%	38	5.9%
Total operating expenses	$5,815	27.1%	$5,139	24.9%	$676	13.2%

The increase in sales and marketing and general and administrative expense resulted primarily from higher personnel-related costs. Research and development expense for the three months ended March 31, 2014 was generally consistent with the same period of the prior year.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2014	Revenue	March 31, 2013	Revenue	Change	Change

Sales and marketing	$5,994	19.1%	$4,666	16.6%	$1,328	28.5%
General and administrative	4,175	13.3%	3,433	12.2%	742	21.6%
Research and development	3,212	10.2%	2,941	10.5%	271	9.2%
Total operating expenses	$13,381	42.7%	$11,040	39.4%	$2,341	21.2%

The increase in sales and marketing expense resulted from higher personnel-related costs, including costs associated with the acquisition of a Brazilian distributor and commercial team investments in our Asia Pacific region. The increase in general and administrative expense resulted from costs associated with the acquisition of the Brazilian distributor, primarily the amortization of intangible assets and personnel-related costs.  The increase in research and development expense was due primarily to a nonrecurring research grant received during the three months ended March 31, 2013 and the unfavorable impact from changes in foreign currency exchange rates.

Other. Operating expenses for Other, which totaled $2.8 million for the three months ended March 31, 2014, were generally consistent with the same period of the prior year.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $4.5 million to $0.4 million for the three months ended March 31, 2014 due primarily to a $4.1 million loss incurred during the three months ended March 31, 2013 resulting from the bankruptcy of a freight payment and audit service provider and a decrease in personnel-related costs resulting from lower self-insured healthcare costs reported within Unallocated Amounts during the three months ended March 31, 2014 as compared to the same period of the prior year. These favorable factors were partly offset by proceeds received during the three months ended March 31, 2013 as a result of the demutualization of an insurance provider.

Interest Income and Interest Expense

Interest income was $0.5 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

Interest expense was $2.8 million for the three months ended March 31, 2014 compared to $0.8 million for the same period of the prior year. The increase in interest expense was due primarily to senior notes that we issued and sold through a private placement in an aggregate amount of $150 million in December 2013. The senior notes consist of $75 million of 3.94% Series A Senior Notes due December 11, 2023 and $75 million of 4.04% Series B Senior Notes due December 11, 2025. See Note 11 to the consolidated financial statements in our 2013 Annual Report for additional information regarding our senior notes.

Provision for Income Taxes

Our effective income tax rate was 31.2% and 26.2% for the three months ended March 31, 2014 and 2013, respectively. The increase in our effective rate for the three months ended March 31, 2014 as compared to the same period of the prior year was primarily related to the U.S. research and development (R&D) tax credit.  During the quarter ended March 31, 2013, legislation in the U.S. retroactively allowed the R&D tax credit for all of 2012 and extended the credit through the year ended December 31, 2013. Because this legislation was enacted during the quarter ended March 31, 2013, the full benefit of the credit related to the prior years’ activities was recognized within that quarter, lowering our effective tax rate significantly in that period. As of January 1, 2014, the R&D tax credit again expired, increasing our effective tax rate in the period ended March 31, 2014.

▪	Recent Accounting Pronouncements

Recently issued accounting pronouncements did not have and are not expected to have a significant effect on our financial condition and results of operation.

▪	Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our unsecured revolving credit facility, which we refinanced in May 2013 by entering into an amended and restated five-year unsecured revolving credit facility in the principal amount of $450 million (the amended and restated credit facility and the previous credit facility are referred to collectively as the “Credit Facility”). In addition, in 2013 we issued $150 million of our senior notes. At March 31, 2014 and December 31, 2013, we had $286.2 million and $279.1 million, respectively, of cash and cash equivalents, and working capital of $166.0 million and $174.4 million, respectively. Additionally, at March 31, 2014, we had remaining borrowing availability of $134.0 million under our Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and available borrowings will be sufficient to fund our operations, capital purchase requirements, and strategic growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will be sufficient in the long term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of non-U.S. subsidiaries. Changes to this position could have adverse tax consequences. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at March 31, 2014, approximately $284.5 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. As of March 31, 2014, 27% of the cash and cash equivalents held by our non-U.S. subsidiaries was invested in money market funds restricted to U.S. government and agency securities, 39% was held as bank deposits, and 34% was invested in money market funds having investments in highly liquid investment-grade fixed-income securities. As of March 31, 2014, approximately 63% of the cash and cash equivalents held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Days sales outstanding(1)	42.8	39.9	41.9	41.2	40.8
Inventory turns(2)	1.8	1.9	1.7	1.7	1.7

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

 Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(dollars in thousands)	2014	2013 [1]	Dollar Change

Net cash provided by operating activities	$33,518	$21,055	$12,463
Net cash used by investing activities	(12,634)	(17,291)	4,657
Net cash (used) provided by financing activities	(14,960)	2,252	(17,212)
Net effect of changes in exchange rates on cash	1,221	(1,638)	2,859
Net increase in cash and cash equivalents	$7,145	$4,378	$2,767

1 Revisions were made on the condensed consolidated statement of cash flows for the three months ended March 31, 2013 to correctly reflect $0.4 million of non-cash investing activities embedded in accounts payable, accrued liabilities and inventory on the condensed consolidated balance sheets at March 31, 2013. See Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about this revision.

Operating Activities. Cash provided by operating activities was $33.5 million for the three months ended March 31, 2014 as compared to $21.1 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $63.6 million for the three months ended March 31, 2014 as compared to $64.3 million for the same period in 2013, resulting in a decrease in operating cash flows of $0.7 million driven primarily by the impact of deferred income taxes, partly offset by the increase in net income. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $30.1 million and $43.2 million for the three months ended March 31, 2014 and 2013, respectively, resulting in an incremental increase in cash of $13.1 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Three Months Ended March 31,
(dollars in thousands)	2014	2013 [1]	Dollar Change

Accounts receivable	$(21,707)	$(23,722)	$2,015
Inventories	2,200	(10,717)	12,917
Other assets	1,312	6,301	(4,989)
Accounts payable	1,857	5,567	(3,710)
Accrued liabilities	(10,231)	(16,216)	5,985
Deferred revenue	3,227	869	2,358
Tax benefit from share-based compensation arrangements	(6,747)	(5,310)	(1,437)
Total	$(30,089)	$(43,228)	$13,139

1 Revisions were made on the condensed consolidated statement of cash flows for the three months ended March 31, 2013 to correctly reflect $0.4 million of non-cash investing activities embedded in accounts payable, accrued liabilities and inventory on the condensed consolidated balance sheets at March 31, 2013. See Note 1 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about this revision.

The incremental cash provided by inventory during the three months ended March 31, 2014 as compared to the same period of the prior year was due primarily to the timing of ProCyte instrument receipts during the three months ended March 31, 2013. The incremental cash provided by inventory was partly offset by accounts payable increases due primarily to the timing of  vendor payments. The decrease in the cash used by accrued liabilities was due primarily to lower relative taxes paid relating to the 2013 tax year as compared to the 2012 tax year resulting from the favorable impact of deferred taxes.

We historically have experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year and for the annual period driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned and the seasonality of vector-borne disease testing, which has historically resulted in significant increases in accounts receivable balances during the first quarter of the year.

Investing Activities. Cash used by investing activities was $12.6 million for the three months ended March 31, 2014 as compared to $17.3 million for the same period of the prior year. The decrease in cash used by investing activities was due primarily to the completion of our headquarters facility expansion in August 2013.

Our total capital expenditure plan for 2014 is estimated to be approximately $80 million, which includes investments in information technology infrastructure and software for internal use, capital investments in manufacturing equipment and investments in our reference laboratory equipment and facilities.

Financing Activities. Cash used by financing activities was $15.0 million for the three months ended March 31, 2014 as compared to cash provided of $2.3 million for the same period in 2013. The incremental cash used by financing activities was due primarily to lower relative net borrowings under the Credit Facility and an increase in cash used to repurchase common stock.

Cash used to repurchase shares of our common stock increased by $6.5 million during the three months ended March 31, 2014 as compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to March 31, 2014, we have repurchased 49.6 million shares. During the three months ended March 31, 2014, we purchased 0.6 million shares for an aggregate cost of $70.3 million compared to purchases of 0.7 million shares for an aggregate cost of $63.8 million during the three months ended March 31, 2013. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 8 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

As noted above, in May 2013, we refinanced our existing $300 million Credit Facility and increased the principal amount thereunder to $450 million.  The Credit Facility matures on May 8, 2018 and requires no scheduled prepayments before that date.Though the Credit Facility does not mature until May 8, 2018, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying condensed consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the syndicate of such an event. Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.25 percentage points above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate, dependent on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.25%, dependent on our leverage ratio.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash used of $10.0 million during the three months ended March 31, 2014 as compared to the same period of the prior year. At March 31, 2014, we had $315.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization not to exceed 3-to-1. At March 31, 2014, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, and a change of control default.

In December 2013, we issued and sold through a private placement an aggregate amount of $150 million of senior notes consisting of $75 million of 3.94% Series A Senior Notes due December 11, 2023 and $75 million of 4.04% Series B Senior Notes due December 11, 2025 (collectively, the “Senior Notes”) under a Note Purchase Agreement among the Company and the accredited institutional purchasers named therein (the “Senior Note Agreement”). The proceeds from the Senior Notes were used for general corporate purposes, including repaying amounts outstanding under the Credit Facility.

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

The Senior Note Agreement contains affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of sanctions, laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization, as defined in the Senior Note Agreement, not to exceed 3.5-to-1. At March 31, 2014, we were in compliance with the covenants of the Senior Note Agreement.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2014 are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our 2013 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting IDEXX, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2013 Annual Report. As of the date of this report, there have been no material changes to the market risks described in our 2013 Annual Report.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors" in our 2013 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2013 Annual Report. The risks described in this report and in our 2013 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1 to January 31, 2014	102,400		$107.25	102,400	2,859,427
February 1 to February 28, 2014	185,719	(2)	121.99	145,362	2,714,065
March 1 to March 31, 2014	328,277		126.93	328,097	2,385,968
Total	616,396		$122.17	575,859	2,385,968

(1)As of March 31, 2014, our Board of Directors had approved the repurchase of up to 52 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program was subsequently increased on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010, October 12, 2011 and May 7, 2013. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended March 31, 2014, and no repurchase programs expired during the period. Repurchases of 575,859 shares were made during the three months ended March 31, 2014 in transactions made pursuant to our repurchase program.

(2)During the three months ended March 31, 2014, we received 40,537 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

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

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: April 25, 2014	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.