Form 10-Q
period 2014-06-30
IDEXX LABORATORIES INC /DE
filed 2014-07-25
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 50,270,039 on July 16,  2014.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$305,048	$279,058
Accounts receivable, net of reserves of $3,964 in 2014 and $3,533 in 2013	168,641	158,038
Inventories	145,400	133,427
Deferred income tax assets	33,789	33,226
Other current assets	48,829	48,957
Total current assets	701,707	652,706
Long-Term Assets:
Property and equipment, net	286,712	281,214
Goodwill	181,619	180,521
Intangible assets, net	55,550	58,844
Other long-term assets, net	57,605	57,231
Total long-term assets	581,486	577,810
TOTAL ASSETS	$1,283,193	$1,230,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$41,425	$29,941
Accrued liabilities	147,245	148,919
Line of credit	384,000	277,000
Current portion of long-term debt	-	1,035
Current portion of deferred revenue	27,682	21,458
Total current liabilities	600,352	478,353
Long-Term Liabilities:
Deferred income tax liabilities	28,815	33,948
Long-term debt, net of current portion	150,000	150,359
Long-term deferred revenue, net of current portion	20,432	18,427
Other long-term liabilities	30,664	31,215
Total long-term liabilities	229,911	233,949
Total liabilities	830,263	712,302

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 101,628 and 101,188 shares in 2014 and 2013, respectively	10,163	10,119
Additional paid-in capital	856,350	825,320
Deferred stock units: Outstanding: 123 and 122 units in 2014 and 2013, respectively	5,253	5,110
Retained earnings	1,597,196	1,493,393
Accumulated other comprehensive income	15,031	13,622
Treasury stock, at cost: 51,239 and 49,649 shares in 2014 and 2013, respectively	(2,031,125)	(1,829,378)
Total IDEXX Laboratories, Inc. stockholders’ equity	452,868	518,186
Noncontrolling interest	62	28
Total stockholders’ equity	452,930	518,214
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,283,193	$1,230,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue:
Product revenue	$237,515	$217,322	$456,907	$423,089
Service revenue	152,607	135,261	293,418	261,599
Total revenue	390,122	352,583	750,325	684,688
Cost of Revenue:
Cost of product revenue	86,956	79,842	164,998	153,993
Cost of service revenue	84,648	75,043	164,712	149,025
Total cost of revenue	171,604	154,885	329,710	303,018
Gross profit	218,518	197,698	420,615	381,670

Expenses:
Sales and marketing	68,020	57,896	135,868	117,294
General and administrative	41,846	38,858	82,935	80,488
Research and development	25,433	22,181	48,547	43,939
Income from operations	83,219	78,763	153,265	139,949
Interest expense	(2,965)	(1,179)	(5,739)	(2,014)
Interest income	488	444	959	889
Income before provision for income taxes	80,742	78,028	148,485	138,824
Provision for income taxes	23,498	24,029	44,648	39,959
Net income	57,244	53,999	103,837	98,865
Less: Net income attributable to noncontrolling interest	26	4	34	11
Net income attributable to IDEXX Laboratories, Inc. stockholders	$57,218	$53,995	$103,803	$98,854

Earnings per Share:
Basic	$1.12	$1.01	$2.02	$1.83
Diluted	$1.10	$0.99	$1.99	$1.80
Weighted Average Shares Outstanding:
Basic	51,125	53,670	51,369	54,125
Diluted	51,795	54,386	52,080	54,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$57,244	$53,999	$103,837	$98,865
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,200	(3,086)	3,479	(11,533)
Unrealized gain (loss) on investments, net of tax expense (benefit) of $36 and $4 in 2014 and ($9) and $33 in 2013	59	(16)	5	56
Unrealized gain (loss) on derivative instruments:
Unrealized (loss) gain, net of tax (benefit) expense of ($890) and ($1,013) in 2014 and $1,091 and $2,790 in 2013	(1,924)	2,549	(2,177)	6,667
Less: reclassification adjustment for losses (gains) included in net income, net of tax benefit (expense) of $138 and $91 in 2014 and ($221) and ($213) in 2013	251	(641)	102	(651)
Unrealized (loss) gain on derivative instruments	(1,673)	1,908	(2,075)	6,016
Other comprehensive gain (loss), net of tax	586	(1,194)	1,409	(5,461)
Comprehensive income	57,830	52,805	105,246	93,404
Less: comprehensive income attributable to noncontrolling interest	26	4	34	11
Comprehensive income attributable to IDEXX Laboratories, Inc.	$57,804	$52,801	$105,212	$93,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net income	$103,837	$98,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,089	27,357
Loss on disposal of property and equipment	-	71
Impairment of property and equipment	800	-
Gain on sale of equity investment	(697)	-
Increase in deferred compensation liability	7	89
Provision for uncollectible accounts	788	780
Benefit of deferred income taxes	(5,225)	(1,256)
Share-based compensation expense	8,820	8,108
Tax benefit from share-based compensation arrangements	(7,960)	(5,830)
Changes in assets and liabilities:
Accounts receivable	(9,786)	(24,161)
Inventories	(5,575)	(4,939)
Other assets	(2,950)	4,407
Accounts payable	337	6,466
Accrued liabilities	(3,344)	(9,837)
Deferred revenue	8,139	2,364
Net cash provided by operating activities	115,280	102,484
Cash Flows from Investing Activities:
Purchases of property and equipment	(25,410)	(46,181)
Proceeds from disposition of pharmaceutical product lines	-	3,500
Proceeds from sale of equity investment	5,400	-
Acquisitions of a business, net of cash acquired	(1,161)	-
Acquisitions of intangible assets	(175)	(659)
Net cash used by investing activities	(21,346)	(43,340)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	107,000	155,500
Debt issue costs	(1,156)	-
Payment of notes payable	(1,394)	(480)
Repurchases of common stock	(196,626)	(206,335)
Proceeds from exercises of stock options and employee stock purchase plans	14,707	16,420
Tax benefit from share-based compensation arrangements	7,960	5,830
Net cash used by financing activities	(69,509)	(29,065)
Net effect of changes in exchange rates on cash	1,565	(3,052)
Net increase in cash and cash equivalents	25,990	27,027
Cash and cash equivalents at beginning of period	279,058	223,986
Cash and cash equivalents at end of period	$305,048	$251,013

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”) filed with the Securities and Exchange Commission.

Reclassifications and Revisions

Certain prior year amounts have been reclassified to conform with the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Revisions were made on the condensed consolidated statement of cash flows for the six months ended June  30, 2013 to correctly reflect non-cash investing activities impacting accounts payable, accrued liabilities and inventory on the condensed consolidated balance sheets at June  30, 2013 and December 31, 2012. These revisions increased the operating cash flows related to the change in accounts payable, accrued liabilities and inventory for the six months ended June  30, 2013 by $2.5 million from the amounts previously reported, and decreased investing cash flows related to purchases of property and equipment by the same amount. The revisions to the condensed consolidated statements of cash flows noted above represent an error that is not deemed to be material, individually or in the aggregate, to the prior period condensed consolidated financial statements.

Note 2.      ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2013 Annual Report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment which will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Additionally, the amendment requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments reached in the application of the guidance and assets recognized from the costs to obtain or fulfill a contract.  Effective for the Company beginning on January 1, 2017, the amendment allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. Early adoption is not permitted. We are in the process of determining the method of adoption and the impact of this amendment on our consolidated financial statements.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three and six months ended June 30, 2014 totaled $2.5 million and $22.8 million, respectively, compared to $2.0 million and $18.6 million for the three and six months ended June 30, 2013, respectively.  The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at June 30, 2014 was $46.6 million, which will be recognized over a weighted average period of approximately 2.0 years.

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

	For the Six Months Ended
	June 30,
	2014	2013

Expected stock price volatility	28%	33%
Expected term, in years[1]	5.7	4.7
Risk-free interest rate	1.5%	0.9%

Weighted average fair value of options granted	$36.14	$26.36

1 Options granted after May 8, 2013 have a contractual term of ten years. Options granted between January 1, 2013 and May 8, 2013 have a contractual term of seven years.

note 4. disposition of strategic investment

In June 2014, we divested our investment in a company that owns and operates veterinary hospitals. Upon the closing date, we received proceeds of $5.4 million in exchange for two outstanding promissory notes of the company and its subsidiaries and our 11% equity interest in the company. This investment has been accounted for under the equity method of accounting since acquisition in the fourth quarter of 2010. Upon the disposition of this strategic investment, we realized a $0.7 million gain, which has been reflected as a reduction to general and administrative expense.

Note 5.      Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2014	2013

Raw materials	$24,896	$23,766
Work-in-process	14,908	14,359
Finished goods	105,596	95,302
	$145,400	$133,427

Note 6.       Goodwill and Intangible Assets, NET

The increase in goodwill during the six months ended June 30, 2014 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the six months ended June 30, 2014 resulted primarily from the continued amortization of our intangible assets, partly offset by the impact of the acquisition of an immaterial business and certain intangible assets.

NOTE 7.      Other NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013

Investment in long-term product supply arrangements	$11,762	$13,075
Customer acquisition costs, net	23,009	21,199
Other assets	22,834	22,957
	$57,605	$57,231

Note 8.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013

Accrued expenses	$45,512	$44,274
Accrued employee compensation and related expenses	54,632	62,474
Accrued taxes	15,766	16,508
Accrued customer programs	31,335	25,663
	$147,245	$148,919

Note 9.      DEBT

In June 2014, we refinanced our existing $450 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $700 million with a syndicate of multinational banks, which matures on June 18, 2019 (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”) and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until June 18, 2019, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying condensed consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to provide prompt written notice to the syndicate of such an event. At June 30, 2014 and December 31, 2013, we had $384.0 million and $277.0 million, respectively, outstanding under the Credit Facility with weighted average effective interest rates of 1.4% and 1.6%, respectively. The funds available under the Credit Facility at June 30, 2014 and December 31, 2013 reflect a further reduction due to the issuance of a letter of credit for $1.0 million, which was issued in connection with our workers’ compensation policy.

Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.375 percentage points (“Credit Spread”) above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate, based on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.375%, based on our leverage ratio. We have entered into forward fixed interest rate swap agreements to manage the economic effect of the first $80 million of variable interest rate borrowings. As such, we continue to designate the existing interest rate swaps as cash flow hedges. See Note 17 for a discussion of our derivative instruments and hedging activities. Under the Credit Facility, we pay quarterly commitment fees of 0.15% to 0.35%, based on our leverage ratio, on any unused commitment.

The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including, payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. At June 30, 2014, we were in compliance with the covenants of the Credit Facility.

In December 2013, we issued and sold through a private placement an aggregate principal amount of $150 million of senior notes consisting of $75 million of 3.94% Series A Senior Notes due December 11, 2023 (the “2023 Notes”) and $75 million of 4.04% Series B Senior Notes due December 11, 2025 (the “2025 Notes” and together with the 2023 Notes, the “December Notes”) under a Note Purchase Agreement among the Company and the accredited institutional purchasers named therein (the “December 2013 Note Agreement”).

In July 2014, we issued and sold through a private placement an aggregate principal amount of $125 million of senior notes consisting of $75 million of 3.76% Series B Senior Notes due July 21, 2024 (the “2024 Notes”) and $50 million of 3.32% Series A Senior Notes due July 21, 2021 (the “2021 Notes” and together with the 2024 Notes, the “Prudential Notes”; the Prudential Notes together with the December Notes, the “Senior Notes”) under a Note Purchase and Private Shelf Agreement among the Company, Prudential Investment Management, Inc, and the accredited institutional purchasers named therein (the “July 2014 Note Agreement” and together with the “December 2013 Note Agreement”, the “Senior Note Agreements”).

We may prepay the December Notes in an amount not less than 5.0% of the aggregate principal amount of the December Notes then outstanding at the principal amount so prepaid, plus the applicable make-whole amount (as set forth in the December 2013 Note Agreement) upon no more than 60 or less than 10 days written notice to the holders of the December Notes. We may also prepay any series of the Prudential Notes in an amount not less than $1,000,000 (and otherwise in multiples of $100,000) of such series of Prudential Notes then outstanding at 100% of the principal amount so repaid, plus the applicable make-whole amount (as set forth in the July 2014 Note Agreement) upon no more than 60 or less than 10 days’ written notice to the holders of the Prudential Notes.  In addition, in the event of a change in control of the Company (as defined in the Senior Note Agreements) or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as set forth in the Senior Note Agreements), at the option of the holders of the Senior Notes, we may be required to prepay all or a portion of the Senior Notes at a price equal to the principal amount thereof, plus accrued and unpaid interest.

The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At June 30, 2014, we were in compliance with the covenants of the December 2013 Note Agreement.

The obligations under the Senior Notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreement, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 and the failure to pay specified indebtedness.

In June 2014, we paid off the remaining outstanding principal balance on the mortgage related to our worldwide headquarters in Westbrook, Maine.

Note 10.      Repurchases of common STOCK

The following is a summary of our open market common stock repurchases for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Shares repurchased	973	1,651	1,549	2,338
Total cost of shares repurchased	$126,347	$142,557	$196,626	$206,335
Average cost per share	$129.77	$86.37	$126.90	$88.27

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. The number of shares acquired through employee surrenders during both the three months ended June 30, 2014 and 2013 was not material. We acquired 41,884 shares having a total cost of $5.2 million in connection with such employee surrenders during the six months ended June 30, 2014 compared to 46,745 shares having a total cost of $4.3 million during the six months ended June 30, 2013.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the six months ended June 30, 2014 and 2013 was not material.

Note 11.      Income Taxes

Our effective income tax rates were 29.1% and 30.1% for the three and six months ended June 30, 2014, respectively, compared to 30.8% and 28.8% for the three and six months ended June 30, 2013, respectively.

The decrease in our effective income tax rate for the three months ended June 30, 2014, as compared to the same period of the prior year, was related to the resolution of domestic and international tax audits, which resulted in a net reduction in our provision for uncertain tax positions, and higher relative earnings subject to international tax rates that are lower than domestic tax rates.  These favorable factors were partly offset by the U.S. research and development (“R&D”) tax credit which was not available during the three months ended June 30, 2014 because the legislation expired as of January 1, 2014.

The increase in our effective income tax rate for the six months ended June 30, 2014, as compared to the same period of the prior year, was related to the R&D tax credit which expired as of January 1, 2014. During the three months ended March 31, 2013, legislation in the U.S. retroactively allowed the R&D tax credit for all of 2012 and extended the R&D tax credit through the year ended December 31, 2013. Because this legislation was enacted during the three months ended March 31, 2013, the full benefit of the credit related to the prior years’ activities was recognized within that quarter.  The net unfavorable impact resulting from the absence of the R&D credit during the six months ended June 30, 2014 was partly offset by the resolution of domestic and international tax audits, which resulted in a net reduction in our provision for uncertain tax positions, and higher relative earnings subject to international tax rates that are lower than domestic tax rates.

Note 12.    ACCUMULATED OTHER Comprehensive Income

The changes in accumulated other comprehensive income (“AOCI”), net of tax, for the six months ended June 30, 2014 consisted of the following (in thousands):

For the Six Months Ended June 30, 2014	Unrealized Gain on Investments, Net of Tax	Unrealized Loss on Derivative Instruments, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2013	$108	$(179)	$13,693	$13,622
Other comprehensive income (loss) before reclassifications	5	(2,177)	3,479	1,307
Losses reclassified from accumulated other comprehensive income	-	102	-	102
Balance as of June 30, 2014	$113	$(2,254)	$17,172	$15,031

The following is a summary of reclassifications out of AOCI for the three and six months ended June 30, 2014 and 2013 (in thousands):

Details about AOCI Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from AOCI For the Three Months Ended June 30,
		2014	2013
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$(124)	$1,256
Interest rate swaps	Interest expense	(265)	(394)
	Total (losses) gains before tax	(389)	862
	Tax (benefit) expense	(138)	221
	(Losses) gains, net of tax	$(251)	$641

Details about AOCI Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from AOCI For the Six Months Ended June 30,
		2014	2013
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$334	$1,365
Interest rate swaps	Interest expense	(527)	(501)
	Total (losses) gains before tax	(193)	864
	Tax (benefit) expense	(91)	213
	(Losses) gains, net of tax	$(102)	$651

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Shares outstanding for basic earnings per share	51,125	53,670	51,369	54,125

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	51,125	53,670	51,369	54,125
Dilutive effect of share-based payment awards	670	716	711	830
	51,795	54,386	52,080	54,955

Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Weighted average number of shares underlying anti-dilutive options	351	652	284	556

Note 14.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30, 2014 are consistent with those discussed in Note 14 to the consolidated financial statements in our 2013 Annual Report.

Note 15.     Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer. Our reportable segments include diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic tests for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment includes products for the human point-of-care medical diagnostics market, which is combined and presented with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

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

The following is a summary of segment performance for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2014
Revenue	$326,697	$24,487	$32,739	$6,199	$-	$390,122

Income (loss) from operations	$70,348	$10,064	$7,323	$(249)	$(4,267)	$83,219
Interest expense, net						(2,477)
Income before provision for income taxes						80,742
Provision for income taxes						23,498
Net income						57,244
Less: Net income attributable to noncontrolling interest						26
Net income attributable to IDEXX Laboratories, Inc. stockholders						$57,218

2013
Revenue	$295,834	$22,384	$28,278	$6,087	$-	$352,583

Income from operations	$63,358	$9,913	$3,215	$841	$1,436	$78,763
Interest expense, net						(735)
Income before provision for income taxes						78,028
Provision for income taxes						24,029
Net income						53,999
Less: Net income attributable to noncontrolling interest						4
Net income attributable to IDEXX Laboratories, Inc. stockholders						$53,995

	For the Six Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2014
Revenue	$628,285	$45,908	$64,090	$12,042	$-	$750,325

Income (loss) from operations	$126,212	$18,180	$13,783	$340	$(5,250)	$153,265
Interest expense, net						(4,780)
Income before provision for income taxes						148,485
Provision for income taxes						44,648
Net income						103,837
Less: Net income attributable to noncontrolling interest						34
Net income attributable to IDEXX Laboratories, Inc. stockholders						$103,803

2013
Revenue	$572,774	$43,050	$56,317	$12,547	$-	$684,688

Income (loss) from operations	$114,666	$18,268	$8,051	$1,276	$(2,312)	$139,949
Interest expense, net						(1,125)
Income before provision for income taxes						138,824
Provision for income taxes						39,959
Net income						98,865
Less: Net income attributable to noncontrolling interest						11
Net income attributable to IDEXX Laboratories, Inc. stockholders						$98,854

The following is a summary of revenue by product and service category for the three and six months ended June 30, 2014 and 2013  (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
CAG segment revenue:
CAG Diagnostics recurring revenue:	$281,596	$253,256	$540,370	$492,826
IDEXX VetLab® consumables	89,113	78,776	173,434	154,561
VetLab service and accessories	13,512	12,506	26,616	24,559
Rapid assay products	49,493	46,057	92,552	90,140
Reference laboratory diagnostic and consulting services	129,478	115,917	247,768	223,566
CAG Diagnostics capital - instruments	18,914	20,755	37,468	36,587
Customer information management and digital imaging systems	26,187	21,823	50,447	43,361
CAG segment revenue	326,697	295,834	628,285	572,774

Water segment revenue	24,487	22,384	45,908	43,050
LPD segment revenue	32,739	28,278	64,090	56,317
Other segment revenue	6,199	6,087	12,042	12,547
Total revenue	$390,122	$352,583	$750,325	$684,688

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2014.

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

The amount outstanding under our Credit Facility, notes receivable and long-term debt are measured at carrying value in our accompanying condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility, notes receivable and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The results of these calculations yield fair values that approximate carrying values. During the six months ended June 30, 2014, we disposed of notes receivable representing a strategic investment in a privately held company. As of December 31, 2013, these notes receivable had a carrying value that approximated fair value of $5.1 million and were valued using Level 3 inputs. See Note 4 for further information regarding the disposition of the notes receivable during June 2014.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at June 30, 2014 and at December 31, 2013 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of June 30, 2014	(Level 1)	(Level 2)	(Level 3)	June 30, 2014

Assets
Money market funds(1)	$173,122	$-	$-	$173,122
Equity mutual funds(2)	2,796	-	-	2,796
Foreign currency exchange contracts(3)	-	1,317	-	1,317
Liabilities
Foreign currency exchange contracts(3)	-	3,220	-	3,220
Deferred compensation(4)	2,796	-	-	2,796
Interest rate swaps(5)	-	1,598	-	1,598

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013

Assets
Money market funds(1)	$153,109	$-	$-	$153,109
Equity mutual funds(2)	2,847	-	-	2,847
Foreign currency exchange contracts(3)	-	4,044	-	4,044
Liabilities
Foreign currency exchange contracts(3)	-	3,096	-	3,096
Deferred compensation(4)	2,847	-	-	2,847
Interest rate swaps(5)	-	1,821	-	1,821

_____________

(1)	Money market funds are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of June 30, 2014 and December 31, 2013 consisted of demand deposits.
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

We recognize all derivative instruments, including our foreign currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivative instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.  If a derivative instrument qualifies for hedge accounting, changes in the fair value of the derivative instrument from the effective portion of the hedge are deferred in  AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We de-designate derivative instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 12 for further information regarding the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013.

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

We did not de-designate any instruments from hedge accounting treatment during the three and six months ended June 30, 2014 or 2013. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2014 and 2013 were not material.  At June 30, 2014, the estimated amount of net losses, net of income tax benefit, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $1.9 million if exchange and interest rates do not fluctuate from the levels at June 30, 2014.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany inventory purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $182.2 million and $168.3 million at June 30, 2014 and December 31, 2013, respectively.

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

The fair values of derivative instruments and their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Asset Derivatives
		June 30,	December 31,
		2014	2013

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$1,271	$4,044
Foreign currency exchange contracts	Other long-term assets, net	46	-
Total derivative instruments presented on the balance sheet		1,317	4,044
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,317	2,965
Net amount		$-	$1,079

		Liability Derivatives
		June 30,	December 31,
		2014	2013

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$2,690	$3,096
Foreign currency exchange contracts	Other long-term liabilities	530	-
Interest rate swaps	Accrued liabilities	1,598	1,821
Total derivative instruments presented on the balance sheet		4,818	4,917
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,317	2,965
Net amount		$3,501	$1,952

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	(Loss) Gain Recognized in AOCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Derivative instruments	2014	2013	2014	2013

Foreign currency exchange contracts, net of tax	$(1,698)	$1,436	$(2,215)	$5,497
Interest rate swaps, net of tax	25	472	140	519
Total derivative instruments, net of tax	$(1,673)	$1,908	$(2,075)	$6,016

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance; the effect of economic conditions on our business performance; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”) and this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the Securities and Exchange Commission (“SEC”).

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

Operating segments.  We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic tests for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment includes products for the human point-of-care medical diagnostics market (“OPTI Medical”), which is combined and presented with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

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

Effects of Certain Factors on Results of Operations

Distributor Purchasing and Inventories. The instrument consumables and rapid assay products in our CAG segment are sold in the U.S. and certain other geographies by third party distributors, who purchase products from us and sell them to veterinary practices, which are the end users. As a result, distributor purchasing dynamics have an impact on our reported sales of these products. Distributor purchasing dynamics may be affected by many factors and in a given period may not be directly related to underlying end-user demand for our products. Consequently, reported results may reflect fluctuations in inventory levels held at distributors and may not necessarily reflect changes in underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users by our significant distributors and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue. We are unable to obtain data for sales to end users from certain less significant third party distributors internationally. We do not believe the impact of changes in these distributors’ inventories would have a material impact on our growth rates.

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

Effective January 1, 2015, we plan to transition to an all-direct product distribution model in the U.S., upon completion and expiration of our current annual contracts with our U.S. distribution partners. Under this approach, we intend to take orders, ship product, invoice and receive payment for all rapid assay test kits and instrument consumables in the U.S., aligning with our direct model for instruments, reference laboratory services, and other CAG products and services.

We will incur transition costs to implement this all-direct product distribution approach in the U.S. For the remainder of 2014, we anticipate incurring approximately $8 million in incremental expense as we ramp up sales and operating resources ahead of the planned January 1, 2015 introduction of the new model. We also expect to incur $10 million to $12 million in non-recurring expenses in the second half of 2014 associated with project management and other one-time costs required to implement this new model.

In 2015, further transitional impacts will be primarily related to the drawdown of inventory held by distributors. We expect our distributors will hold approximately 3.5 weeks of inventory on December 31, 2014, consistent with prior trends. We estimate that the drawdown of this inventory will occur primarily in the first quarter of 2015 and will result in a one-time reduction in projected revenue and operating profit of $30 million to $35 million, and $23 million to $27 million, respectively. Additionally, the Company expects to incur $2 million to $3 million in remaining project management expenses in early 2015.

On January 1, 2015, we will begin recognizing revenue on rapid assay kits and instrument consumables upon delivery to end users in the U.S., instead of at distribution. We expect to capture an additional $50 million to $55 million in annual revenue on these direct sales.  The Company estimates that annual operating profit associated with this incremental revenue stream will increase approximately $5 million to $8 million in 2015, before transitional impacts, and will continue to provide accretive benefits that will scale over time based on our expected future growth rates.

Also as a result of the transition to an all-direct product distribution model in the U.S., we anticipate increased working capital demands of approximately $15 million to $20 million, including inventory costs previously held by our distributors and incremental accounts receivable resulting from a potentially longer elapsed time to collect of our receivables.

Currency Impact. For both the three and six months ended June 30, 2014, approximately 27% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, compared to 26% for both the three and six months ended June 30, 2013. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues.

The impact on revenue resulting from changes in foreign currency exchange rates is not a measure defined by U.S. GAAP, otherwise referred to herein as a non-GAAP financial measure. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results normalized for changes in currency in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods.

Effective January 1, 2014, we calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the weighted average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the prior year period. Prior to January 1, 2014, we calculated this impact by applying the difference between the weighted average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the current year period. This change in methodology, which was implemented to achieve operational efficiencies, does not have a material impact on organic revenue growth. See the subsection below titled “Results of Operations” for the definition of and other information regarding organic revenue growth.

During the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, changes in foreign currency exchange rates increased total company revenue by approximately $2.1 million, due primarily to the weakening of the U.S. dollar against the euro and British pound, partly offset by the strengthening of the U.S. dollar against the Canadian and Australian dollars.

During the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, changes in foreign currency exchange rates increased total company revenue by approximately $1.4 million, due primarily to the weakening of the U.S. dollar against the euro and British pound, partly offset by the strengthening of the U.S. dollar against the Canadian dollar, Australian dollar and Japanese yen.

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

Effects of Patent Expiration.  Some of our patents and licenses of patents and technologies from third parties expired in the first half of 2014, and we expect other patents and licenses to expire in the remainder of 2014 and in 2015.  However, the expiration of these patents and licenses, individually or in the aggregate, is not expected to have a material effect on our financial position or future operations due to a range of factors, including our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; and our significant know-how, scale and investments related to manufacturing processes of associated product offerings.

▪	Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30,  2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2013 Annual Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30,  2014 are consistent with those discussed in our 2013 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

▪	Results of Operations

The following revenue analysis and discussion focuses on organic revenue growth. Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and six months ended June 30, 2014, compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates and acquisitions. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

Organic revenue growth and the percentage changes in revenue from foreign currency exchange rates and acquisitions are non-GAAP financial measures. See the subsection above titled “Effects of Certain Factors on Results of Operations – Currency Impact” for a description of the calculation of the percentage change in revenue resulting from changes in foreign currency exchange rates. The percentage change in revenue resulting from acquisitions represents incremental revenues attributable to acquisitions that have occurred since the beginning of the prior year period.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2014	June 30, 2013	Change	Change	Currency	Acquisitions	Growth

CAG	$326,697	$295,834	$30,863	10.4%	0.4%	0.1%	9.9%
Water	24,487	22,384	2,103	9.4%	0.8%	1.3%	7.3%
LPD	32,739	28,278	4,461	15.8%	2.2%	7.5%	6.1%
Other	6,199	6,087	112	1.8%	0.3%	-	1.5%
Total	$390,122	$352,583	$37,539	10.6%	0.5%	0.8%	9.3%

U.S. and International Revenue. The following table provides further analysis of total company revenue by domestic and international markets:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2014	June 30, 2013	Change	Change	Currency	Acquisitions	Growth

United States	$225,336	$205,350	$19,986	9.7%	-	-	9.7%
International	164,786	147,233	17,553	11.9%	1.4%	1.9%	8.6%
Total	$390,122	$352,583	$37,539	10.6%	0.5%	0.8%	9.3%

The increase in both U.S. and International revenues was driven by CAG Diagnostics recurring revenue.  The increase in international revenues was driven by strong growth in Europe and Asia-Pacific markets, most significantly from the United Kingdom, Germany, France, China and Australia.  The impact of changes in distributors’ inventory levels reduced reported U.S. revenue growth by 1% and increased international revenue growth by less than 1%.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2014	June 30, 2013	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$281,596	$253,256	$28,340	11.2%	0.5%	0.1%	10.6%
VetLab consumables	89,113	78,776	10,337	13.1%	0.7%	-	12.4%
VetLab service and
accessories	13,512	12,506	1,006	8.0%	0.8%	-	7.2%
Rapid assay products	49,493	46,057	3,436	7.5%	0.1%	-	7.4%
Reference laboratory
diagnostic and
consulting services	129,478	115,917	13,561	11.7%	0.3%	0.3%	11.1%
CAG Diagnostics
capital - instruments	18,914	20,755	(1,841)	(8.9%)	1.1%	-	(10.0%)
Customer information
management and
digital imaging systems	26,187	21,823	4,364	20.0%	(0.5%)	-	20.5%
Net CAG revenue	$326,697	$295,834	$30,863	10.4%	0.4%	0.1%	9.9%

The increase in CAG Diagnostics recurring revenue was due primarily to increased volumes and higher realized prices in both our reference laboratory diagnostic services and our VetLab consumables. The impact of changes in distributors’ inventory levels reduced reported CAG Diagnostics recurring revenue growth by 1%.

VetLab consumables revenue growth was due primarily to higher unit volumes. The increase in unit volumes resulted primarily from growth of our installed base of Catalyst Dx® and ProCyte Dx®  instruments as a result of customer acquisitions, as well as an increase in testing from existing customers who upgraded to these instruments. These favorable impacts were partly offset by lower consumables volumes from our VetTest® chemistry instrument as customers continue to upgrade from our VetTest instrument to our Catalyst instruments. Additionally, VetLab consumables revenue benefited from higher average unit sales prices resulting from price increases. The impact of changes in distributors’ inventory levels reduced reported consumables revenue growth by 1%.

VetLab service and accessories revenue growth was primarily a result of the increase in our installed base of instruments.

 The increase in rapid assay revenue was due primarily to higher sales of our canine testing products, resulting from both higher average unit sales prices and an increase in U.S. practice-level sales volumes. These favorable factors were partly offset by the impact of changes in distributors’ inventory levels, which reduced reported rapid assay revenue growth by 3%.

The increase in reference laboratory diagnostic and consulting services revenue was due primarily to the impact of higher volumes throughout our worldwide network of laboratories resulting from increased testing from existing customers, the acquisition of new customers and improved customer retention. Additionally, the increase in revenue was the result of higher average unit sales prices due to price increases.

The decrease in CAG Diagnostics capital instruments revenue was due primarily to lower overall revenue from our Catalyst analyzer placements. The unfavorable impact of deferred revenue associated with preorders for our upcoming Catalyst One TM analyzer was partly offset by increased volumes of our Catalyst Dx instrument in Europe and the Asia Pacific region and, to a lesser extent, placements of our SNAP Pro® Mobile Device, which launched during the first quarter of 2014. Under our Catalyst One introductory offer, customers are provided with the right to use a Catalyst Dx instrument through the Catalyst One release date. As a result, we do not recognize instrument revenue for preorders relating to the Catalyst One introductory offer until the Catalyst One is delivered. For the three months ended June 30, 2014, the majority of SNAP Pro Mobile Device placements were made under a reagent rental program for which revenue will be allocated to the instrument concurrent with the future sale of consumables.

The increase in customer information management and digital imaging systems revenue was due primarily to an increase in digital system placements, higher revenue from hardware upgrades as a result of Microsoft ending support for Windows XP, a growing Pet Health Network® Pro subscriber base and higher support revenue resulting from an increase in our installed base of practice management and digital imaging systems. These favorable factors were partly offset by an increase in placements of digital radiography systems under up-front customer loyalty programs for which the related revenue is recognized over future periods.

Water. The increase in Water revenue resulted from higher sales of our Colilert® products and related accessories, due primarily to higher sales volumes in North America and the Asia Pacific region resulting from the acquisition of new customers.

Livestock, Poultry and Dairy. The increase in LPD revenue was due primarily to higher sales volumes across all product lines in China and for certain bovine tests in New Zealand. We continue to anticipate lower sales volumes of bovine test products in Europe resulting from the success of certain eradication programs and changes in Bovine Spongiform Encephalopathy (“BSE”) testing requirements, though we expect that these revenue declines will begin later in 2014 than previously anticipated. The acquisition of a Brazilian distributor of our LPD products in the third quarter of 2013 added 8% to reported revenue growth for the three months ended June 30, 2014 as compared to the same period of the prior year.

Other. Other revenue was generally consistent with the prior year, as higher sales volumes associated with our pharmaceutical product line were mostly offset by lower sales of our OPTI Medical instruments and associated consumables in Latin America.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Three		For the Three
Gross Profit	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2014	Revenue	June 30, 2013	Revenue	Change	Change

CAG	$181,343	55.5%	$161,704	54.7%	$19,639	12.1%
Water	16,107	65.8%	15,044	67.2%	1,063	7.1%
LPD	20,801	63.5%	15,254	53.9%	5,547	36.4%
Other	2,743	44.2%	3,069	50.4%	(326)	(10.6%)
Unallocated amounts	(2,476)	N/A	2,627	N/A	(5,103)	(194.3%)
Total Company	$218,518	56.0%	$197,698	56.1%	$20,820	10.5%

 Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 56% from 55%. The increase in gross profit percentage was due primarily to lower overall VetLab product costs and price increases across our CAG Diagnostics recurring revenue portfolio. These favorable factors were partly offset by higher personnel-related costs in our reference laboratories, lower relative sales growth of rapid assay test products that are sold at higher margins, the unfavorable impact of currency resulting from the absence of hedging gains realized during the three months ended June 30, 2013 and higher freight and distribution costs, due in part to the success of the Catalyst One introductory offer.

Water. Gross profit for Water increased due primarily to higher sales, partly offset by a decrease in the gross profit percentage to 66% from 67%. The decrease in the gross profit percentage was due primarily to an increase in overall manufacturing costs resulting from higher materials costs and the unfavorable impact of currency resulting from hedging losses during the three months ended June 30, 2014 as compared to hedging gains during the same period of the prior year. These unfavorable factors were partly offset by the impact of higher average unit sales prices.

Livestock, Poultry and Dairy. Gross profit for LPD increased due to an improvement in the gross profit percentage to 64% from 54% and higher sales. The increase in the gross profit percentage was due primarily to lower overall manufacturing costs driven by higher production volumes. To a lesser extent, a decrease in royalty expense resulting from the expiration of patents related to the sale of certain swine tests and higher realized prices resulting from the acquisition of our distributor in Brazil also improved our gross margin percentage.

Other. Gross profit for Other decreased due primarily to a reduction in the gross profit percentage to 44% from 50%. The decrease in the gross profit percentage was due primarily to lower relative royalty revenue from our pharmaceutical out-licensing arrangements which yields higher margins, higher overall manufacturing costs in our OPTI Medical business and lower relative sales of our OPTI Medical instruments and consumables in Latin America, where these products are sold at higher average unit sales prices.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to an increase in certain manufacturing costs and changes in certain currency exchange rates.

The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net unfavorable impact to gross profit as a result of increased manufacturing costs was due to the capitalization of favorable manufacturing variances during the three months ended June 30, 2014.

In certain geographies where we maintain inventories in currencies other than the U.S. dollar, the product costs reported in our operating segments include our standard cost for products sold, which is stated at the budgeted currency exchange rate from the beginning of the fiscal year. In these geographies, the variances from standard cost for products sold related to changes in currency exchange rates are reported within the caption “Unallocated Amounts.” The U.S. dollar strengthened significantly against the Japanese yen during the three months ended June 30, 2013. There was no significant change in the value of the U.S. dollar relative to the Japanese yen during the three months ended June 30, 2014, resulting in a lower favorable variance within Unallocated Amounts relating to the cost of products sold in Japanese yen.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2014	Revenue	June 30, 2013	Revenue	Change	Change

CAG	$110,995	34.0%	$98,346	33.2%	$12,649	12.9%
Water	6,043	24.7%	5,131	22.9%	912	17.8%
LPD	13,478	41.2%	12,039	42.6%	1,439	12.0%
Other	2,992	48.3%	2,228	36.6%	764	34.3%
Unallocated amounts	1,791	N/A	1,191	N/A	600	50.4%
Total Company	$135,299	34.7%	$118,935	33.7%	$16,364	13.8%

	For the Three		For the Three
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2014	Revenue	June 30, 2013	Revenue	Change	Change

CAG	$70,348	21.5%	$63,358	21.4%	$6,990	11.0%
Water	10,064	41.1%	9,913	44.3%	151	1.5%
LPD	7,323	22.4%	3,215	11.4%	4,108	127.8%
Other	(249)	(4.0%)	841	13.8%	(1,090)	(129.6%)
Unallocated amounts	(4,267)	N/A	1,436	N/A	(5,703)	(397.1%)
Total Company	$83,219	21.3%	$78,763	22.3%	$4,456	5.7%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2014	Revenue	June 30, 2013	Revenue	Change	Change

Sales and marketing	$58,457	17.9%	$49,570	16.8%	$8,887	17.9%
General and administrative	34,283	10.5%	32,836	11.1%	1,447	4.4%
Research and development	18,255	5.6%	15,940	5.4%	2,315	14.5%
Total operating expenses	$110,995	34.0%	$98,346	33.2%	$12,649	12.9%

The increase in sales and marketing expense resulted from higher personnel-related costs across all major regions, including our North American sales force transformation, which was completed in the second half of 2013, and increased commissions resulting from improved sales performance. The increase in general and administrative expense resulted primarily from higher personnel-related costs and, to a lesser extent, the unfavorable impact of changes in foreign currency exchange rates, partly offset by lower consulting costs. The increase in research and development expense resulted primarily from higher personnel-related costs and costs to discontinue certain development programs.

See the subsection above titled “Effects of Certain Factors on Results of Operations – Distributor Purchasing and Inventories” for details regarding anticipated transitional costs related to moving to an all-direct product distribution model for VetLab consumables and rapid assay products and services in the U.S.

Water. The following table presents Water operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2014	Revenue	June 30, 2013	Revenue	Change	Change

Sales and marketing	$2,840	11.6%	$2,402	10.7%	$438	18.2%
General and administrative	2,306	9.4%	2,103	9.4%	203	9.7%
Research and development	897	3.7%	626	2.8%	271	43.3%
Total operating expenses	$6,043	24.7%	$5,131	22.9%	$912	17.8%

The increase in sales and marketing expense was due primarily to higher personnel-related costs, including commissions related to improved sales performance and incremental costs associated with the acquisition of our distributor in South Africa in the fourth quarter of 2013. The increase in general and administrative expense resulted primarily from higher personnel-related costs. The increase in research and development expense was due primarily to higher materials costs.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2014	Revenue	June 30, 2013	Revenue	Change	Change

Sales and marketing	$6,039	18.4%	$5,216	18.4%	$823	15.8%
General and administrative	4,037	12.3%	3,477	12.3%	560	16.1%
Research and development	3,402	10.4%	3,346	11.8%	56	1.7%
Total operating expenses	$13,478	41.2%	$12,039	42.6%	$1,439	12.0%

The increase in sales and marketing expense resulted from higher personnel-related costs, including incremental costs associated with the acquisition of a Brazilian distributor in the third quarter of 2013 and commercial team investments in our Asia Pacific region. The increase in general and administrative expense resulted from incremental costs associated with the acquisition of the Brazilian distributor, primarily incremental personnel-related costs and the amortization of intangible assets and, to a lesser extent, the unfavorable impact of changes in foreign currency exchange rates. Research and development expense for the three months ended June 30, 2014 was generally consistent with the same period of the prior year.

Other. Operating expenses for Other increased $0.8 million to $3.0 million for the three months ended June 30, 2014 as compared to the same period of the prior year due primarily to higher external development and consulting costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $0.6 million to $1.8 million for the three months ended June 30, 2014 due primarily to an increase in certain personnel-related costs, partly offset by a gain realized on the disposition of an equity investment during the three months ended June 30, 2014. See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our disposition of this strategic investment. We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Interest Income and Interest Expense

Interest income was $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively. For the remainder of 2014, we anticipate a significant reduction in interest income as result of our disposition of a debt investment and repayment of the related notes receivable. See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the disposition of this strategic investment.

Interest expense was $3.0 million for the three months ended June 30, 2014 compared to $1.2 million for the same period of the prior year. The increase in interest expense was due primarily to senior notes that we issued and sold through a private placement in an aggregate principal amount of $150 million in December 2013. The senior notes consist of $75 million of 3.94% Series A Senior Notes due December 11, 2023 and $75 million of 4.04% Series B Senior Notes due December 11, 2025. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our senior notes.

Provision for Income Taxes

Our effective income tax rate was 29.1% and 30.8% for the three months ended June 30, 2014 and 2013, respectively. The decrease in our effective income tax rate for the three months ended June 30, 2014, as compared to the same period of the prior year, was related to the resolution of domestic and international tax audits, which resulted in a net reduction in our provision for uncertain tax positions, and higher relative earnings subject to international tax rates that are lower than domestic tax rates.  These favorable factors were partly offset by the U.S. research and development (“R&D”) tax credit which was not available during the three months ended June 30, 2014 because the legislation expired as of January 1, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Six	For the Six			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2014	June 30, 2013	Change	Change	Currency	Acquisitions	Growth

CAG	$628,285	$572,774	$55,511	9.7%	-	0.1%	9.6%
Water	45,908	43,050	2,858	6.6%	0.3%	1.3%	5.0%
LPD	64,090	56,317	7,773	13.8%	1.7%	6.5%	5.6%
Other	12,042	12,547	(505)	(4.0%)	0.3%	-	(4.3%)
Total	$750,325	$684,688	$65,637	9.6%	0.2%	0.7%	8.7%

U.S. and International Revenue. The following table provides further analysis of total company revenue by domestic and international markets:

	For the Six	For the Six			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2014	June 30, 2013	Change	Change	Currency	Acquisitions	Growth

United States	$432,930	$401,924	$31,006	7.7%	-	-	7.7%
International	317,395	282,764	34,631	12.2%	0.5%	1.7%	10.0%
Total	$750,325	$684,688	$65,637	9.6%	0.2%	0.7%	8.7%

The increase in both U.S. and International revenues was driven by CAG Diagnostics recurring revenue.  The increase in international revenues was driven by strong growth in Europe and Asia-Pacific markets, most significantly from the United Kingdom, Germany, France, China and Australia.  The impact of changes in distributors’ inventory levels reduced reported U.S. revenue growth by 2% and reduced international revenue growth by less than 1%.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Six	For the Six			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2014	June 30, 2013	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$540,370	$492,826	$47,544	9.6%	(0.1%)	0.2%	9.5%
VetLab consumables	173,434	154,561	18,873	12.2%	0.2%	-	12.0%
VetLab service and
accessories	26,616	24,559	2,057	8.4%	0.3%	-	8.1%
Rapid assay products	92,552	90,140	2,412	2.7%	(0.1%)	-	2.8%
Reference laboratory
diagnostic and
consulting services	247,768	223,566	24,202	10.8%	(0.2%)	0.3%	10.7%
CAG Diagnostics
capital - instruments	37,468	36,587	881	2.4%	1.3%	-	1.1%
Customer information
management and
digital imaging systems	50,447	43,361	7,086	16.3%	(0.6%)	-	16.9%
Net CAG revenue	$628,285	$572,774	$55,511	9.7%	-	0.1%	9.6%

The increase in CAG Diagnostics recurring revenue was due primarily to increased volumes and higher realized prices in both our reference laboratory diagnostic services and our VetLab consumables. The impact of changes in distributors’ inventory levels reduced reported CAG Diagnostics recurring revenue growth by 1%.

VetLab consumables revenue growth was due primarily to higher unit volumes. The increase in unit volumes resulted primarily from growth of our installed base of Catalyst Dx and ProCyte Dx instruments as a result of customer acquisitions, as well as an increase in testing from existing customers who upgraded to these instruments. These favorable impacts were partly offset by lower consumables volumes from our VetTest chemistry instrument as customers continue to upgrade from our VetTest instrument to our Catalyst instruments. Additionally, VetLab consumables revenue benefited from higher average unit sales prices resulting from price increases. The impact of changes in distributors’ inventory levels reduced reported consumables revenue growth by 2%.

VetLab service and accessories revenue growth was primarily a result of the increase in our installed base of instruments.

The increase in rapid assay revenue was due primarily to higher sales of our canine testing products, resulting from both higher average unit sales prices and an increase in U.S. practice-level sales volumes. These favorable factors were partly offset by the impact of changes in distributors’ inventory levels, which reduced reported rapid assay revenue growth by 5%.

The increase in reference laboratory diagnostic and consulting services revenue was due primarily to the impact of higher volumes throughout our worldwide network of laboratories resulting from increased testing from existing customers, the acquisition of new customers and improved customer retention. Additionally, the increase in revenue was the result of higher average unit sales prices due to price increases.

The increase in CAG Diagnostics capital instruments revenue was due primarily to higher placements of our ProCyte Dx instrument in North America and Europe, increased sales of our Catalyst Dx instrument in Europe and the Asia Pacific region and placements of our SNAP Pro Mobile Device, which launched during the first quarter of 2014. These favorable factors were partly offset by the unfavorable impact of deferred revenue associated with preorders for our upcoming Catalyst One analyzer. Under our Catalyst One introductory offer, customers are provided with the right to use a Catalyst Dx instrument through the Catalyst One release date. As a result, we do not recognize instrument revenue for preorders relating to the Catalyst One introductory offer until the Catalyst One is delivered. For the six months ended June 30, 2014, slightly more than half of SNAP Pro Mobile Device placements were made under a reagent rental program for which revenue will be allocated to the instrument concurrent with the future sale of consumables.

The increase in customer information management and digital imaging systems revenue was due primarily to a growing Pet Health Network Pro subscriber base, higher revenue from hardware upgrades as a result of Microsoft ending support for

Windows XP and higher support revenue resulting from an increase in our installed base of practice management and digital imaging systems.

Water. The increase in Water revenue resulted from higher sales of our Colilert products and related accessories, due primarily to higher sales volumes in North America resulting from the acquisition of new customers.

 Livestock, Poultry and Dairy. The increase in LPD revenue was due primarily to higher sales of certain bovine test products in the Asia Pacific region and Europe, higher volumes of our milk-based bovine pregnancy test and increased Asia Pacific region sales volumes of our Dairy SNAP tests used for the detection of antibiotic residues and the contaminant Aflatoxin M1 in milk. These favorable factors were partly offset by lower sales volumes of BSE tests resulting from changes in European Union testing requirements. We continue to anticipate lower sales volumes of bovine test products in Europe resulting from the success of certain eradication programs and changes in BSE testing requirements, though we expect that these revenue declines will begin later in 2014 than previously anticipated. The acquisition of a Brazilian distributor of our LPD products in the third quarter of 2013 added 6% to reported revenue growth for the six months ended June 30, 2014 as compared to the same period of the prior year.

Other. The decrease in Other revenue was due primarily to lower sales of our OPTI Medical instruments and associated consumables in Latin America.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Six		For the Six
Gross Profit	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2014	Revenue	June 30, 2013	Revenue	Change	Change

CAG	$346,872	55.2%	$311,942	54.5%	$34,930	11.2%
Water	30,038	65.4%	28,538	66.3%	1,500	5.3%
LPD	40,642	63.4%	31,130	55.3%	9,512	30.6%
Other	6,144	51.0%	6,257	49.9%	(113)	(1.8%)
Unallocated amounts	(3,081)	N/A	3,803	N/A	(6,884)	(181.0%)
Total Company	$420,615	56.1%	$381,670	55.7%	$38,945	10.2%

 Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 55% from 54%. The increase in gross profit percentage was due primarily to lower overall VetLab product costs and price increases across our CAG Diagnostics recurring revenue portfolio. These favorable factors were partly offset by lower relative sales growth of rapid assay test products that are sold at higher margins.

Water. Gross profit for Water increased due primarily to higher sales, partly offset by a decrease in the gross profit percentage to 65% from 66%. The decrease in gross profit percentage was due primarily to the unfavorable impact of currency resulting from hedging losses during the six months ended June 30, 2014 as compared to hedging gains during the same period of the prior year, partly offset by higher relative sales of Colilert products that yield higher relative margins.

Livestock, Poultry and Dairy. Gross profit for LPD increased due to an improvement in the gross profit percentage to 63% from 55% and higher sales. The increase in the gross profit percentage resulted from lower overall manufacturing costs driven by higher production volumes and a decrease in royalty expense. The decrease in royalty expense was due primarily to an agreement executed in the first quarter of 2014 with a licensor of patents related to the sale of certain swine tests. A portion of the favorability resulting from this agreement will not recur.

Other. Gross profit for Other decreased due to lower sales, partly offset by an increase in the gross profit percentage to 51% from 50%. The increase in the gross profit percentage resulted from lower overall OPTI Medical manufacturing costs, due primarily to higher production volumes of consumables, partly offset by lower relative sales of our OPTI Medical instruments and consumables in Latin America, where these products are sold at higher average unit sales prices.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to an increase in certain manufacturing costs and changes in certain currency exchange rates.

The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net unfavorable impact to gross profit as a result of increased manufacturing costs was due to the capitalization of favorable manufacturing variances during the six months ended June 30, 2014.

In certain geographies where we maintain inventories in currencies other than the U.S. dollar, the product costs reported in our operating segments include our standard cost for products sold, which is stated at the budgeted currency exchange rate from the beginning of the fiscal year. In these geographies, the variances from standard cost for products sold related to changes in currency exchange rates are reported within the caption “Unallocated Amounts.” The U.S. dollar strengthened significantly against the Japanese yen during the six months ended June 30, 2013. There was no significant change in the value of the U.S. dollar relative to the Japanese yen during the six months ended June 30, 2014, resulting in a lower favorable variance within Unallocated Amounts relating to the cost of products sold in Japanese yen.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Six		For the Six
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2014	Revenue	June 30, 2013	Revenue	Change	Change

CAG	$220,660	35.1%	$197,276	34.4%	$23,384	11.9%
Water	11,858	25.8%	10,270	23.9%	1,588	15.5%
LPD	26,859	41.9%	23,079	41.0%	3,780	16.4%
Other	5,804	48.2%	4,981	39.7%	823	16.5%
Unallocated amounts	2,169	N/A	6,115	N/A	(3,946)	(64.5%)
Total Company	$267,350	35.6%	$241,721	35.3%	$25,629	10.6%

	For the Six		For the Six
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2014	Revenue	June 30, 2013	Revenue	Change	Change

CAG	$126,212	20.1%	$114,666	20.0%	$11,546	10.1%
Water	18,180	39.6%	18,268	42.4%	(88)	(0.5%)
LPD	13,783	21.5%	8,051	14.3%	5,732	71.2%
Other	340	2.8%	1,276	10.2%	(936)	(73.4%)
Unallocated amounts	(5,250)	N/A	(2,312)	N/A	(2,938)	(127.1%)
Total Company	$153,265	20.4%	$139,949	20.4%	$13,316	9.5%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Six		For the Six
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2014	Revenue	June 30, 2013	Revenue	Change	Change

Sales and marketing	$116,705	18.6%	$100,565	17.6%	$16,140	16.0%
General and administrative	69,285	11.0%	65,059	11.4%	4,226	6.5%
Research and development	34,670	5.5%	31,652	5.5%	3,018	9.5%
Total operating expenses	$220,660	35.1%	$197,276	34.4%	$23,384	11.9%

The increase in sales and marketing expense resulted from higher personnel-related costs across all major regions, including our North American sales force transformation, which was completed in the second half of 2013, and increased commissions resulting from improved sales performance. The increase in general and administrative expense resulted primarily from higher personnel-related costs, partly offset by lower consulting costs. The increase in research and development expense resulted primarily from higher personnel-related costs and costs to discontinue certain development programs.

See the subsection above titled “Effects of Certain Factors on Results of Operations – Distributor Purchasing and Inventories” for details regarding anticipated transitional costs related to moving to an all-direct product distribution model for  VetLab consumables and rapid assay products in the U.S.

Water. The following table presents Water operating expenses by functional area:

	For the Six		For the Six
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2014	Revenue	June 30, 2013	Revenue	Change	Change

Sales and marketing	$5,676	12.4%	$4,819	11.2%	$857	17.8%
General and administrative	4,606	10.0%	4,184	9.7%	422	10.1%
Research and development	1,576	3.4%	1,267	2.9%	309	24.4%
Total operating expenses	$11,858	25.8%	$10,270	23.9%	$1,588	15.5%

The increase in sales and marketing expense was due primarily to higher personnel-related costs, including commissions related to improved sales performance and incremental costs associated with the acquisition of our distributor in South Africa in the fourth quarter of 2013. The increase in general and administrative expense resulted primarily from higher personnel-related costs. The increase in research and development expense was due primarily to higher materials costs.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Six		For the Six
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2014	Revenue	June 30, 2013	Revenue	Change	Change

Sales and marketing	$12,033	18.8%	$9,882	17.6%	$2,151	21.8%
General and administrative	8,212	12.8%	6,910	12.3%	1,302	18.8%
Research and development	6,614	10.3%	6,287	11.2%	327	5.2%
Total operating expenses	$26,859	41.9%	$23,079	41.0%	$3,780	16.4%

The increase in sales and marketing expense resulted from higher personnel-related costs, including incremental costs associated with the acquisition of a Brazilian distributor in the third quarter of 2013 and commercial team investments in our Asia Pacific region. The increase in general and administrative expense resulted from incremental costs associated with the acquisition of the Brazilian distributor, primarily the amortization of intangible assets and personnel-related costs. The increase in research and development expense was due primarily to higher personnel-related costs, a nonrecurring research grant received during the six months ended June 30, 2013 and the unfavorable impact of changes in foreign currency exchange rates, partly offset by lower external development and consulting costs.

Other. Operating expenses for Other increased $0.8 million to $5.8 million for the six months ended June 30, 2014 as compared to the same period of the prior year due primarily to higher external development and consulting costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $3.9 million to $2.2 million for the six months ended June 30, 2014 due primarily to a $4.1 million loss incurred during the six months ended June 30, 2013 resulting from the bankruptcy of a freight payment and audit service provider and a gain realized on the disposition of an equity investment during the six months ended June 30, 2014. See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our disposition of this strategic investment.  These favorable factors were partly offset by proceeds received during the six months ended June 30, 2013 as a result of the demutualization of an insurance provider.

Interest Income and Interest Expense

Interest income was $1.0 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively. For the remainder of 2014, we anticipate a significant reduction in interest income as result of our disposition of a debt investment and repayment of the related notes receivable. See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the disposition of this strategic investment.

Interest expense was $5.7 million for the six months ended June 30, 2014 compared to $2.0 million for the same period of the prior year. The increase in interest expense was due primarily to senior notes that we issued and sold through a private placement in an aggregate principal amount of $150 million in December 2013. The senior notes consist of $75 million of 3.94% Series A Senior Notes due December 11, 2023 and $75 million of 4.04% Series B Senior Notes due December 11, 2025. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our senior notes.

Provision for Income Taxes

Our effective income tax rate was 30.1% and 28.8% for the six months ended June 30, 2014 and 2013, respectively. The increase in our effective income tax rate for the six months ended June 30, 2014, as compared to the same period of the prior year, was related to the R&D tax credit which expired as of January 1, 2014. During the three months ended March 31, 2013, legislation in the U.S. retroactively allowed the R&D tax credit for all of 2012 and extended the R&D tax credit through the year ending December 31, 2013. Because this legislation was enacted during the three months ended March 31, 2013, the full benefit of the credit related to the prior years’ activities was recognized within that quarter.  The net unfavorable impact resulting from the absence of the R&D credit during the six months ended June 30, 2014 was partly offset by the resolution of domestic and international tax audits, which resulted in a net reduction in our provision for uncertain tax positions, and higher relative earnings subject to international tax rates that are lower than domestic tax rates.

▪	Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

▪	Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our unsecured revolving credit facility, which we refinanced in June 2014 by entering into an amended and restated five-year unsecured revolving credit facility in the principal amount of $700 million (the amended and restated credit facility and the previous credit facility are referred to collectively as the “Credit Facility”). In addition, we issued $150 million and $125 million of our senior notes in December 2013 and July 2014, respectively. At June 30, 2014 and December 31, 2013, we had $305.0 million and $279.1 million, respectively, of cash and cash equivalents, and working capital of $101.4 million and $174.4 million, respectively. Additionally, at June 30, 2014, we had remaining borrowing availability of $315.0 million under our Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations and available borrowings will be sufficient to fund our operations, capital purchase requirements and strategic growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will be sufficient in the long term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of non-U.S. subsidiaries. Changes to this position could have adverse tax consequences. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at June 30, 2014, approximately $303.8 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. As of June 30, 2014, 26% of the cash and cash equivalents held by our non-U.S. subsidiaries was invested in money market funds restricted to U.S. government and agency securities, 43% was held as bank deposits, and 31% was invested in money market funds having investments in highly liquid investment-grade fixed-income securities. As of June 30, 2014, approximately 59% of the cash and cash equivalents held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013

Days sales outstanding(1)	40.8	42.8	39.9	41.9	41.2
Inventory turns(2)	1.8	1.8	1.9	1.7	1.7

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the twelve months preceding each quarter-end divided by the inventory balance at the end of the quarter.

 Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(dollars in thousands)	2014	2013 [1]	Dollar Change

Net cash provided by operating activities	$115,280	$102,484	$12,796
Net cash used by investing activities	(21,346)	(43,340)	21,994
Net used by financing activities	(69,509)	(29,065)	(40,444)
Net effect of changes in exchange rates on cash	1,565	(3,052)	4,617
Net increase in cash and cash equivalents	$25,990	$27,027	$(1,037)

1 Revisions were made on the condensed consolidated statement of cash flows for the six months ended June 30, 2013 to correctly reflect $2.5 million of net non-cash activities embedded in accounts payable, accrued liabilities and inventory on the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012. See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about this revision.

Operating Activities. Cash provided by operating activities was $115.3 million for the six months ended June 30, 2014 as compared to $102.5 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $136.4 million for the six months ended June 30, 2014 as compared to $134.0 million for the same period in 2013, resulting in a increase in operating cash flows of $2.4 million driven primarily by an increase in net income, partly offset by the impact of deferred income taxes. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $21.1 million and $31.5 million for the six months ended June 30, 2014 and 2013, respectively, resulting in an incremental increase in cash of $10.4 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Six Months Ended June 30,
(dollars in thousands)	2014	2013 [1]	Dollar Change

Accounts receivable	$(9,786)	$(24,161)	$14,375
Inventories	(5,575)	(4,939)	(636)
Other assets	(2,950)	4,407	(7,357)
Accounts payable	337	6,466	(6,129)
Accrued liabilities	(3,344)	(9,837)	6,493
Deferred revenue	8,139	2,364	5,775
Tax benefit from share-based compensation arrangements	(7,960)	(5,830)	(2,130)
Total	$(21,139)	$(31,530)	$10,391

1 Revisions were made on the condensed consolidated statement of cash flows for the six months ended June 30, 2013 to correctly reflect $2.5 million of non-cash activities embedded in accounts payable, accrued liabilities and inventory on the condensed consolidated balance sheets at June 30, 2013 and December 31, 2012.  See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about this revision.

The decrease in cash used by accounts receivable during the six months ended June 30, 2014 resulted primarily from the impact of higher revenues in the last month of the quarter ended June 30, 2013 as compared to the last month of the quarter ended December 31, 2012. The decrease in the cash used by accrued liabilities was due primarily to higher personnel related accruals at June 30, 2014, including increased commissions resulting from improved sales performance and lower relative taxes paid relating to the 2013 tax year as compared to the 2012 tax year. The incremental cash provided by deferred revenue for the six months ended June 30, 2014 as compared to the same period of the prior year was due primarily to sales under our Catalyst One introductory offer launched in the first quarter of 2014. Similarly, the incremental cash used by other assets during the six months ended June 30, 2014 as compared to the same period of the prior year was due to the deferred cost of Catalyst instrument placements under our Catalyst One introductory offer. The decrease in cash provided by accounts payable during the six months ended June 30, 2014 as compared to the same period of the prior year was due primarily to the timing of vendor payments.

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

Investing Activities. Cash used by investing activities was $21.3 million for the six months ended June 30, 2014 as compared to $43.3 million for the same period of the prior year. The decrease in cash used by investing activities was due primarily to the completion of our headquarters facility expansion in August 2013.

Our total capital expenditure plan for 2014 is estimated to be approximately $80 million, which includes investments in information technology infrastructure and software for internal use, capital investments in manufacturing equipment and investments in our reference laboratory equipment and facilities.

Financing Activities. Cash used by financing activities was $69.5 million for the six months ended June 30, 2014 as compared to $29.1 million for the same period in 2013. The incremental cash used by financing activities was due primarily to lower relative net borrowings under the Credit Facility, partly offset by a decrease in cash used to repurchase common stock.

Cash used to repurchase shares of our common stock decreased by $9.7 million during the six months ended June 30, 2014 as compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to June 30, 2014, we have repurchased 50.6 million shares. During the six months ended June 30, 2014, we purchased 1.5 million shares for an aggregate cost of $196.6 million compared to purchases of 2.3 million shares for an aggregate cost of $206.3 million during the six months ended June 30, 2013. On July 16, 2014, the Board of Directors of the Company authorized the repurchase by the Company of up to an additional five million shares of our common stock. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

As noted above, in June 2014, we refinanced our existing $450 million Credit Facility and increased the principal amount there under to $700 million. The Credit Facility matures on June 18, 2019 and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until June 18, 2019, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying condensed consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the syndicate of such an event. Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.375 percentage points above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate, based on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.375%, based on our leverage ratio.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash used, as compared to the same period of the prior year, of $48.5 million during the six months ended June 30, 2014. At June 30, 2014, we had $384.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation not to exceed 3.5-to-1. At June 30,

2014, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness and a change of control default.

In December 2013, we issued and sold through a private placement an aggregate principal amount of $150 million of senior notes consisting of $75 million of 3.94% Series A Senior Notes due December 11, 2023 (the “2023 Notes”) and $75 million of 4.04% Series B Senior Notes due December 11, 2025 (the “2025 Notes” and together with the 2023 Notes, the “December Notes”) under a Note Purchase Agreement among the Company and the accredited institutional purchasers named therein (the “December 2013 Note Agreement”).

In July 2014, we issued and sold through a private placement an aggregate principal amount of $125 million of senior notes consisting of $75 million of 3.76% Series B Senior Notes due July 21, 2024 (the “2024 Notes”) and $50 million of 3.32% Series A Senior Notes due July 21, 2021 (the “2021 Notes” and together with the December Notes and the 2024 Notes, the “Senior Notes”) under a Note Purchase and Private Shelf Agreement among the Company, Prudential Investment Management, Inc. and the accredited institutional purchasers named therein (the “July 2014 Note Agreement”).  The July 2014 Note Agreement also provides for an uncommitted shelf facility by which we may request that Prudential Investment Management, Inc. purchase, over the next three years, up to $174 million of additional senior promissory notes at a fixed interest rate and with a maturity date not to exceed twelve years (the “Shelf Notes” and together with the 2021 Notes and the 2024 Notes, the “Prudential Notes”).  Prudential Investment Management, Inc. is under no obligation to purchase any of the Shelf Notes.  The interest rate of any series of Shelf Notes will be determined at the time of purchase.  In addition, in July 2014, we entered into a Note Purchase Agreement with the accredited institutional purchasers named therein (this Note Purchase Agreement, collectively with the December 2013 Note Agreement and the July 2014 Note Agreement, the “Senior Note Agreements”) pursuant to which we agreed to issue and sell $75 million of 3.72% Senior Notes having a twelve-year term (the “2026 Notes”) to the accredited institutional purchasers named therein in exchange for a purchase price of 100% of the principal amount of the 2026 Notes.  The issuance, sale and purchase of the 2026 Notes are subject to the satisfaction of standard closing conditions for private placement term note transactions, and we expect that the issuance, sale and purchase of the 2026 Notes will close in September 2014.

We may prepay the December Notes (and, if and when issued, the 2026 Notes) in an amount not less than 5.0% of the aggregate principal amount of the December Notes or the 2026 Notes, as the case may be, then outstanding at the principal amount so prepaid, plus the applicable make-whole amount (as set forth in the applicable Senior Note Agreement) upon no more than 60 or less than 10 days’ written notice to the holders of the December Notes or the 2026 Notes, as the case may be. We may also prepay any series of the Prudential Notes in an amount not less than $1,000,000 (and otherwise in multiples of $100,000) of such series of Prudential Notes then outstanding at 100% of the principal amount so repaid, plus the applicable make-whole amount (as set forth in the July 2014 Note Agreement) upon no more than 60 or less than 10 days’ written notice to the holders of the Prudential Notes.

In addition, in the event of a change in control of the Company (as defined in the Senior Note Agreements) or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as set forth in the Senior Note Agreements), at the option of the holders of the Senior Notes, we may be required to prepay all or a portion of the Senior Notes at a price equal to the principal amount thereof, plus accrued and unpaid interest.

The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At June 30, 2014, we were in compliance with the covenants of the December 2013 Note Agreement.

The obligations under the Senior Notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreement, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 and the failure to pay specified indebtedness.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30,  2014 are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Note 14 to the consolidated financial statements in our 2013 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our 2013 Annual Report.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30,  2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30,  2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors" in our 2013 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2013 Annual Report, except for the additional risk factor set forth below. The risks described in this Quarterly Report on Form 10-Q and in our 2013 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Uncertainties in Executing a Newly Announced All-Direct Product Distribution Model in the U.S. Could Negatively Impact Our Results of Operations, and this New Model May Not Be Successful

On July 25, 2014, we announced our plan to transition to an all-direct product distribution model for our rapid assay test kits and instrument consumables (“kits and consumables”) in the U.S. effective January 1, 2015.  Successfully executing this plan will require us to concurrently achieve a number of key objectives in a relatively short period of time, including, among other things, successfully recruiting, retaining and training additional personnel in key positions (such as sales, marketing and customer support) and developing or enhancing the necessary operational, logistics and systems support for an all-direct product distribution model in the U.S.  To achieve all of these key objectives and implement the new model will require us to incur additional transitional cost and expense in the remainder of 2014 and early 2015, which will negatively affect our earnings in 2014 and early 2015.  In addition, there can be no assurance that we will be wholly successful in our efforts, and if we are delayed or otherwise unable to effectively implement and support the new model, our results of operations may be negatively impacted.  We also cannot assure you that the new model will result in growth of practice level sales of our kits and consumables from historical levels.

In connection with executing this plan, we are not renewing our existing contracts with our key U.S. distribution partners after their expiration at the end of 2014.  We have historically sold significant amounts of our kits and consumables to our U.S. distribution partners, and this change in our existing relationships may adversely affect the sales and distribution of our products, which could have an adverse effect on our results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1 to April 30, 2014	-		$-	-	2,385,968
May 1 to May 31, 2014	484,200		128.55	484,200	1,901,768
June 1 to June 30, 2014	490,782	(2)	130.92	489,435	1,412,333
Total	974,982		$129.77	973,635	1,412,333

(1)As of June 30, 2014, our Board of Directors had approved the repurchase of up to 52 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program was subsequently increased on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010, October 12, 2011 and May 7, 2013. On July 16, 2014, the Board of Directors authorized the repurchase by the Company of up to an additional five million shares of our common stock, increasing the total shares of common stock authorized to be repurchased by the Company up to 57 million shares. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended June 30, 2014, and no repurchase programs expired during the period. Repurchases of 973,635 shares were made during the three months ended June 30, 2014 in transactions made pursuant to our repurchase program.

(2)During the three months ended June 30, 2014, we received 1,347 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

Item 6.Exhibits

Exhibit No.	Description
10.1

Amended and Restated Credit Agreement, dated as of June 18, 2014, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation and IDEXX Europe B.V., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and J.P. Morgan Europe Limited, as London agent.

10.2*	2014 Incentive Compensation Plan.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: July 25, 2014	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer, Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1

Amended and Restated Credit Agreement, dated as of June 18, 2014, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation and IDEXX Europe B.V., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and J.P. Morgan Europe Limited, as London agent.

10.2*	2014 Incentive Compensation Plan.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
* Management contract or compensatory arrangement.