Form 10-Q
period 2014-09-30
IDEXX LABORATORIES INC /DE
filed 2014-10-24
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value, was 47,682,364 on October 15,  2014.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$292,735	$279,058
Accounts receivable, net of reserves of $4,182 in 2014 and $3,533 in 2013	160,467	158,038
Inventories	156,007	133,427
Deferred income tax assets	33,258	33,226
Other current assets	60,154	48,957
Total current assets	702,621	652,706
Long-Term Assets:
Property and equipment, net	291,701	281,214
Goodwill	176,537	180,521
Intangible assets, net	59,210	58,844
Other long-term assets, net	60,563	57,231
Total long-term assets	588,011	577,810
TOTAL ASSETS	$1,290,632	$1,230,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,255	$29,941
Accrued liabilities	167,449	148,919
Line of credit	375,000	277,000
Current portion of long-term debt	-	1,035
Current portion of deferred revenue	29,560	21,458
Total current liabilities	630,264	478,353
Long-Term Liabilities:
Deferred income tax liabilities	27,760	33,948
Long-term debt, net of current portion	350,000	150,359
Long-term deferred revenue, net of current portion	21,549	18,427
Other long-term liabilities	31,588	31,215
Total long-term liabilities	430,897	233,949
Total liabilities	1,061,161	712,302

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.10 par value per share: Authorized: 120,000 shares; Issued: 101,704 and 101,188 shares in 2014 and 2013, respectively	10,170	10,119
Additional paid-in capital	866,213	825,320
Deferred stock units: Outstanding: 123 and 122 units in 2014 and 2013, respectively	5,253	5,110
Retained earnings	1,649,337	1,493,393
Accumulated other comprehensive income	1,990	13,622
Treasury stock, at cost: 53,436 and 49,649 shares in 2014 and 2013, respectively	(2,303,575)	(1,829,378)
Total IDEXX Laboratories, Inc. stockholders’ equity	229,388	518,186
Noncontrolling interest	83	28
Total stockholders’ equity	229,471	518,214
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,290,632	$1,230,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue:
Product revenue	$233,666	$206,693	$690,573	$629,782
Service revenue	149,857	131,604	443,275	393,203
Total revenue	383,523	338,297	1,133,848	1,022,985
Cost of Revenue:
Cost of product revenue	84,784	76,521	249,782	230,514
Cost of service revenue	85,403	75,993	250,115	225,018
Total cost of revenue	170,187	152,514	499,897	455,532
Gross profit	213,336	185,783	633,951	567,453

Expenses:
Sales and marketing	70,602	60,079	206,470	179,641
General and administrative	45,698	38,651	128,633	116,871
Research and development	24,847	21,568	73,394	65,507
Income from operations	72,189	65,485	225,454	205,434
Interest expense	(4,294)	(1,463)	(10,033)	(3,477)
Interest income	313	456	1,272	1,345
Income before provision for income taxes	68,208	64,478	216,693	203,302
Provision for income taxes	16,045	18,786	60,693	58,745
Net income	52,163	45,692	156,000	144,557
Less: Net income attributable to noncontrolling interest	21	4	55	15
Net income attributable to IDEXX Laboratories, Inc. stockholders	$52,142	$45,688	$155,945	$144,542

Earnings per Share:
Basic	$1.05	$0.87	$3.07	$2.70
Diluted	$1.03	$0.86	$3.03	$2.66
Weighted Average Shares Outstanding:
Basic	49,745	52,450	50,821	53,562
Diluted	50,400	53,242	51,522	54,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$52,163	$45,692	$156,000	$144,557
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(19,003)	9,418	(15,524)	(2,115)
Unrealized (loss) gain on investments, net of tax (benefit) expense of ($23) and ($19) in 2014 and $51 and $84 in 2013	(37)	86	(32)	142
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of tax expense (benefit) of $2,809 and $1,796 in 2014 and ($1,512) and $1,278 in 2013	6,204	(3,601)	4,027	3,066
Less: reclassification adjustment for gains included in net income, net of tax expense (benefit) of $67 and ($24) in 2014 and $329 and $542 in 2013	(205)	(834)	(103)	(1,485)
Unrealized gain (loss) on derivative instruments	5,999	(4,435)	3,924	1,581
Other comprehensive (loss) income, net of tax	(13,041)	5,069	(11,632)	(392)
Comprehensive income	39,122	50,761	144,368	144,165
Less: comprehensive income attributable to noncontrolling interest	21	4	55	15
Comprehensive income attributable to IDEXX Laboratories, Inc.	$39,101	$50,757	$144,313	$144,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

Cash Flows from Operating Activities:
Net income	$156,000	$144,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,610	41,130
Provision for uncollectible accounts	1,678	1,226
Benefit of deferred income taxes	(6,729)	(984)
Share-based compensation expense	13,463	12,265
Other	(79)	446
Tax benefit from share-based compensation arrangements	(9,581)	(7,438)
Changes in assets and liabilities:
Accounts receivable	(8,464)	(12,795)
Inventories	(12,638)	(10,216)
Other assets	(3,375)	4,717
Accounts payable	6,876	3,958
Accrued liabilities	16,216	(335)
Deferred revenue	11,566	4,050
Net cash provided by operating activities	208,543	180,581
Cash Flows from Investing Activities:
Purchases of property and equipment	(42,504)	(61,459)
Proceeds from disposition of pharmaceutical product lines	-	3,500
Proceeds from sale of equity investment	5,400	-
Acquisitions of a business, net of cash acquired	(7,516)	(10,101)
Acquisitions of intangible assets	(175)	(1,024)
Net cash used by investing activities	(44,795)	(69,084)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	98,000	185,200
Issuance of long-term debt	200,000	-
Debt issue costs	(1,357)	-
Payment of notes payable	(1,394)	(858)
Repurchases of common stock	(468,968)	(282,910)
Proceeds from exercises of stock options and employee stock purchase plans	18,361	21,734
Tax benefit from share-based compensation arrangements	9,581	7,438
Net cash used by financing activities	(145,777)	(69,396)
Net effect of changes in exchange rates on cash	(4,294)	(1,276)
Net increase in cash and cash equivalents	13,677	40,825
Cash and cash equivalents at beginning of period	279,058	223,986
Cash and cash equivalents at end of period	$292,735	$264,811

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2013 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”) filed with the Securities and Exchange Commission.

Reclassifications and Revisions

Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Revisions were made to the condensed consolidated statement of cash flows for the nine months ended  September 30, 2013 to correctly reflect non-cash investing activities impacting accounts payable, accrued liabilities and inventory on the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012. These revisions increased the operating cash flows related to the change in accounts payable, accrued liabilities and inventory for the nine months ended September 30, 2013 by $0.9 million from the amounts previously reported, and decreased investing cash flows related to purchases of property and equipment by the same amount. The revisions to the condensed consolidated statements of cash flows noted above represent an error that is not deemed to be material, individually or in the aggregate, to the prior period condensed consolidated financial statements.

Note 2.      ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2013 Annual Report.

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

In August 2014, the FASB issued an amendment that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments in this update provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for one year after the date that the financial statements are issued and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The amendments in this update apply to all entities and are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This amendment is not expected to have a material impact on our financial statements.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three and nine months ended September 30, 2014 totaled $1.0 million and $23.8 million, respectively,  as compared to $0.3 million and $18.9 million for the three and nine months ended September 30, 2013, respectively.  The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at September 30, 2014 was $41.2 million, which will be recognized over a weighted average period of approximately 1.8 years.

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

note 4. acquisitions and disposition of strategic investment

During the three months ended September 30, 2014, we paid an aggregate of $3.0 million in cash and recorded contingent consideration of $0.8 million upon the acquisition of substantially all of the assets of a business that offers a  cloud-based software solution that supports veterinary preventive care plans. As part of this business acquisition, we recorded $3.1 million in amortizable intangible assets and $0.7 million in goodwill. Amortizable intangible assets primarily consisted of software which was assigned a useful life of 7 years. All assets acquired in connection with this business acquisition were assigned to our Companion Animal Group segment. Pro forma information has not been presented for this business acquisition because such information is not material to the financial statements.

In July 2014, we paid an aggregate of $3.0 million in cash and recorded contingent consideration of $1.1 million upon the acquisition of certain assets of a veterinary reference laboratory testing business, including a customer list in the U.S. Amortizable intangible assets primarily consisted of the aforementioned customer list, which was assigned a useful life of 14 years and was assigned to our Companion Animal Group segment. Pro forma information has not been presented for this business acquisition because such information is not material to the financial statements.

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

Note 5.      Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2014	2013

Raw materials	$26,372	$23,766
Work-in-process	16,194	14,359
Finished goods	113,441	95,302
	$156,007	$133,427

Note 6.       Goodwill and Intangible Assets, NET

The decrease in goodwill during the nine months ended September 30, 2014 resulted primarily from changes in foreign currency exchange rates. The increase in intangible assets other than goodwill during the nine months ended September 30, 2014 resulted primarily from intangibles recognized in connection with the acquisition of businesses, partly offset by the continued amortization of our intangible assets and, to a lesser extent, changes in foreign currency exchange rates. See Note 4 for information regarding amortizable intangible assets recognized in connection with the acquisition of businesses during the nine months ended September 30, 2014.

NOTE 7.      Other NONCURRENT ASSETS

Other noncurrent assets consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013

Investment in long-term product supply arrangements	$11,078	$13,075
Customer acquisition costs, net	23,742	21,199
Other assets	25,743	22,957
	$60,563	$57,231

Note 8.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013

Accrued expenses	$47,502	$44,274
Accrued employee compensation and related expenses	70,521	62,474
Accrued taxes	17,314	16,508
Accrued customer programs	32,112	25,663
	$167,449	$148,919

Note 9.      DEBT

In June 2014, we refinanced our existing $450.0 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $700 million with a syndicate of multinational banks, which matures on June 18, 2019 (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”) and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until June 18, 2019, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying condensed consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to provide prompt written notice to the syndicate of such an event. At September 30, 2014 and December 31, 2013, we had $375.0 million and $277.0 million, respectively, outstanding under the Credit Facility with  a weighted average effective interest rate of 1.6%. The funds available under the Credit Facility at September 30, 2014 and December 31, 2013 reflect a further reduction due to the issuance of a letter of credit for $1.0 million, which was issued in connection with our workers’ compensation policy.

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

The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default, including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. At September 30, 2014, we were in compliance with the covenants of the Credit Facility.

In December 2013, we issued and sold through a private placement an aggregate principal amount of $150 million of senior notes consisting of $75 million of 3.94% Series A Senior Notes due December 11, 2023 (the “2023 Notes”) and $75 million of 4.04% Series B Senior Notes due December 11, 2025 (the “2025 Notes” and together with the 2023 Notes, the “December Notes”) under a Note Purchase Agreement among the Company, New York Life Insurance Company and the accredited institutional purchasers named therein (the “December 2013 Note Agreement”).

In July 2014, we issued and sold through a private placement an aggregate principal amount of $125 million of senior notes consisting of $75 million of 3.76% Series B Senior Notes due July 21, 2024 (the “2024 Notes”) and $50 million of 3.32% Series A Senior Notes due July 21, 2021 (the “2021 Notes” and together with the 2024 Notes, the “Prudential Notes”) under a Note Purchase and Private Shelf Agreement among the Company, Prudential Investment Management, Inc. and the accredited institutional purchasers named therein (the “July 2014 Note Agreement”).

In September 2014, we issued and sold through a private placement an aggregate principal amount of $75 million of 3.72% Senior Notes due September 4, 2026 (the “2026 Notes” and together with the Prudential Notes and the December Notes, the “Senior Notes”)  under a Note Purchase Agreement dated as of July 22, 2014 among the Company, New York Life Insurance Company and the accredited institutional purchasers named therein (such agreement, together with July 2014 Note Agreement and December 2013 Note Agreement, the “Senior Note Agreements”).

The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At September 30, 2014, we were in compliance with the covenants of the Senior Note Agreements.

Should we elect to prepay the Senior Notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the Senior Notes. The obligations under the Senior Notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreement, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 and the failure to pay specified indebtedness.

In June 2014, we paid off the remaining outstanding principal balance on the mortgage related to our worldwide headquarters in Westbrook, Maine.

Note 10.      Repurchases of common STOCK

The following is a summary of our open market common stock repurchases for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Shares repurchased	2,197	801	3,746	3,139
Total cost of shares repurchased	$272,342	$76,575	$468,968	$282,910
Average cost per share	$123.98	$95.52	$125.18	$90.12

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. The number of shares acquired through employee surrenders during both the three months ended September 30, 2014 and 2013 was not material. We acquired 42,742 shares having a total cost of $5.3 million in connection with such employee surrenders during the nine months ended September 30, 2014, as compared to 47,483 shares having a total cost of $4.3 million during the nine months ended September 30, 2013.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the nine months ended September 30, 2014 and 2013 was not material.

Note 11.      Income Taxes

Our effective income tax rates were 23.5% and 28.0% for the three and nine months ended September 30, 2014, respectively, as compared to 29.1% and 28.9% for the three and nine months ended September 30, 2013, respectively.

The decrease in our effective income tax rate for the three months ended September 30, 2014, as compared to the same period of the prior year, was related to a non-recurring benefit related to the deferral of intercompany profits that were included in prior year tax provisions in error, which is not material to current or prior interim or annual periods, and higher relative earnings subject to international tax rates that are lower than domestic tax rates.  These favorable factors were partly offset by the U.S. research and development (“R&D”) tax credit which was not available during the three months ended September 30, 2014 because the legislation expired as of January 1, 2014.

The decrease in our effective income tax rate for the nine months ended September 30, 2014, as compared to the same period of the prior year, was related to higher relative earnings subject to international tax rates that are lower than domestic tax rates, a non-recurring benefit related to the deferral of intercompany profits that were included in prior year tax provisions in error, which is not material to current or prior interim or annual periods, and the resolution of domestic and international tax audits, which resulted in a net reduction in our provision for uncertain tax positions.  These favorable factors were partly offset by the R&D tax credit, which expired as of January 1, 2014.  During the three months ended March 31, 2013, legislation in the U.S. retroactively allowed the R&D tax credit for all of 2012 and extended the R&D tax credit through the year ending December 31, 2013.  Because this legislation was enacted during the three months ended March 31, 2013, the full benefit of the credit related to the prior years’ activities was recognized within that quarter.

Note 12.    ACCUMULATED OTHER Comprehensive Income

The changes in accumulated other comprehensive income (“AOCI”), net of tax, for the nine months ended September 30, 2014 consisted of the following (in thousands):

For the Nine Months Ended September 30, 2014	Unrealized Gain on Investments, Net of Tax	Unrealized (Loss) Gain on Derivative Instruments, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2013	$108	$(179)	$13,693	$13,622
Other comprehensive (loss) income before reclassifications	(32)	4,027	(15,524)	(11,529)
Gains reclassified from accumulated other comprehensive income	-	(103)	-	(103)
Balance as of September 30, 2014	$76	$3,745	$(1,831)	$1,990

The following is a summary of reclassifications out of AOCI for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Details about AOCI Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from AOCI For the Three Months Ended September 30,
		2014	2013
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$540	$1,294
Interest rate swaps	Interest expense	(268)	(131)
	Total gains before tax	272	1,163
	Tax expense	67	329
	Gains, net of tax	$205	$834

Details about AOCI Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from AOCI For the Nine Months Ended September 30,
		2014	2013
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$874	$2,659
Interest rate swaps	Interest expense	(795)	(632)
	Total gains before tax	79	2,027
	Tax (benefit) expense	(24)	542
	Gains, net of tax	$103	$1,485

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Shares outstanding for basic earnings per share	49,745	52,450	50,821	53,562

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	49,745	52,450	50,821	53,562
Dilutive effect of share-based payment awards	655	792	701	829
	50,400	53,242	51,522	54,391

Certain options to acquire shares have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Weighted average number of shares underlying anti-dilutive options	365	561	311	530

Note 14.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30, 2014 are consistent with those discussed in Note 14 to the consolidated financial statements in our 2013 Annual Report, with the exception of $200 million of long-term debt issued during the nine months ended September 30, 2014.

Note 15.     Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker is our Chief Executive Officer. Our reportable segments include diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic tests for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

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

The following is a summary of segment performance for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2014
Revenue	$320,724	$25,747	$29,648	$7,404	$-	$383,523

Income (loss) from operations	$62,608	$11,367	$3,886	$794	$(6,466)	$72,189
Interest expense, net						(3,981)
Income before provision for income taxes						68,208
Provision for income taxes						16,045
Net income						52,163
Less: Net income attributable to noncontrolling interest						21
Net income attributable to IDEXX Laboratories, Inc. stockholders						$52,142

2013
Revenue	$283,843	$23,247	$25,131	$6,076	$-	$338,297

Income from operations	$52,711	$10,414	$1,125	$612	$623	$65,485
Interest expense, net						(1,007)
Income before provision for income taxes						64,478
Provision for income taxes						18,786
Net income						45,692
Less: Net income attributable to noncontrolling interest						4
Net income attributable to IDEXX Laboratories, Inc. stockholders						$45,688

	For the Nine Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2014
Revenue	$949,009	$71,655	$93,738	$19,446	$-	$1,133,848

Income (loss) from operations	$188,820	$29,547	$17,669	$1,134	$(11,716)	$225,454
Interest expense, net						(8,761)
Income before provision for income taxes						216,693
Provision for income taxes						60,693
Net income						156,000
Less: Net income attributable to noncontrolling interest						55
Net income attributable to IDEXX Laboratories, Inc. stockholders						$155,945

2013
Revenue	$856,617	$66,297	$81,448	$18,623	$-	$1,022,985

Income (loss) from operations	$167,377	$28,682	$9,176	$1,888	$(1,689)	$205,434
Interest expense, net						(2,132)
Income before provision for income taxes						203,302
Provision for income taxes						58,745
Net income						144,557
Less: Net income attributable to noncontrolling interest						15
Net income attributable to IDEXX Laboratories, Inc. stockholders						$144,542

The following is a summary of revenue by product and service category for the three and nine months ended September 30, 2014 and 2013  (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
CAG segment revenue:
CAG Diagnostics recurring revenue:	$277,957	$242,163	$818,327	$734,989
IDEXX VetLab® consumables	90,971	76,080	264,405	230,637
VetLab service and accessories	13,716	12,749	40,332	37,312
Rapid assay products	46,777	43,042	139,329	133,182
Reference laboratory diagnostic and consulting services	126,493	110,292	374,261	333,858
CAG Diagnostics capital - instruments	18,040	19,115	55,508	55,702
Customer information management and digital imaging systems	24,727	22,565	75,174	65,926
CAG segment revenue	320,724	283,843	949,009	856,617

Water segment revenue	25,747	23,247	71,655	66,297
LPD segment revenue	29,648	25,131	93,738	81,448
Other segment revenue	7,404	6,076	19,446	18,623
Total revenue	$383,523	$338,297	$1,133,848	$1,022,985

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2014.

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

The amount outstanding under our Credit Facility, notes receivable and long-term debt are measured at carrying value in our accompanying condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility, notes receivable and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs.  The estimated fair value of our Credit Facility approximates its carrying value. At September 30, 2014, the estimated fair value and carrying value of our long-term debt were $361.7 million and $350.0 million, respectively. As of December 31, 2013, the carrying value of our long-term debt approximated its fair value. During the nine months ended September 30, 2014, we disposed of notes receivable representing a strategic investment in a privately held company. As of December 31, 2013, these notes receivable had a carrying value that approximated their fair value of $5.1 million and were valued using Level 3 inputs. See Note 4 for further information regarding the disposition of the notes receivable during June 2014.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at September 30, 2014 and at December 31, 2013 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of September 30, 2014	(Level 1)	(Level 2)	(Level 3)	September 30, 2014

Assets
Money market funds(1)	$164,740	$-	$-	$164,740
Equity mutual funds(2)	2,671	-	-	2,671
Foreign currency exchange contracts(3)	-	7,292	-	7,292
Liabilities
Foreign currency exchange contracts(3)	-	1,091	-	1,091
Deferred compensation(4)	2,671	-	-	2,671
Interest rate swaps(5)	-	1,242	-	1,242

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013

Assets
Money market funds(1)	$153,109	$-	$-	$153,109
Equity mutual funds(2)	2,847	-	-	2,847
Foreign currency exchange contracts(3)	-	4,044	-	4,044
Liabilities
Foreign currency exchange contracts(3)	-	3,096	-	3,096
Deferred compensation(4)	2,847	-	-	2,847
Interest rate swaps(5)	-	1,821	-	1,821

_____________

(1)	Money market funds are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of September 30, 2014 and December 31, 2013 consisted of demand deposits.
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

We recognize all derivative instruments, including our foreign currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivative instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.  If a derivative instrument qualifies for hedge accounting, changes in the fair value of the derivative instrument from the effective portion of the hedge are deferred in  AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We de-designate derivative instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 12 for further information regarding the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013.

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

We did not de-designate any instruments from hedge accounting treatment during the three and nine months ended September 30, 2014 or 2013. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2014 and 2013 were not material.  At September 30, 2014, the estimated amount of net gains, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $3.0 million if exchange and interest rates do not fluctuate from the levels at September 30, 2014.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany inventory purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled  $216.0 million and $168.3 million at September 30, 2014 and December 31, 2013, respectively.

We have entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. The variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility is effectively fixed at 1.36% plus the Credit Spread through June  30, 2016. Additionally, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility is effectively fixed at 1.64% plus the Credit Spread through June 30, 2016.

The fair values of derivative instruments and their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Asset Derivatives
		September 30,	December 31,
		2014	2013

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$6,015	$4,044
Foreign currency exchange contracts	Other long-term assets, net	1,277	-
Total derivative instruments presented on the balance sheet		7,292	4,044
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,091	2,965
Net amount		$6,201	$1,079

		Liability Derivatives
		September 30,	December 31,
		2014	2013

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$933	$3,096
Foreign currency exchange contracts	Other long-term liabilities	158	-
Interest rate swaps	Accrued liabilities	1,242	1,821
Total derivative instruments presented on the balance sheet		2,333	4,917
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,091	2,965
Net amount		$1,242	$1,952

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	Gain (Loss) Recognized in AOCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Derivative instruments	2014	2013	2014	2013

Foreign currency exchange contracts, net of tax	$5,775	$(4,380)	$3,560	$1,117
Interest rate swaps, net of tax	224	(55)	364	464
Total derivative instruments, net of tax	$5,999	$(4,435)	$3,924	$1,581

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance; the effect of economic conditions on our business performance; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”) and this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the Securities and Exchange Commission (the “SEC”).

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

Operating Segments.  We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic tests for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market (“OPTI Medical”) with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

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

Effective January 1, 2015, we plan to be fully transitioned to an all-direct sales strategy in the U.S. and will not renew our current annual contracts with our U.S. distribution partners. Under this approach, we intend to take orders, ship product, invoice and receive payment for all rapid assay test kits and instrument consumables in the U.S., aligning with our direct model for instruments, reference laboratory services, and other CAG products and services.

We have incurred and will continue to incur transition costs to implement this all-direct sales strategy in the U.S. We incurred approximately $0.4 million during the third quarter of 2014 in incremental expense as we ramped up sales and operating resources.  We now anticipate full year 2014 incremental expenses of approximately $6 million related to the ramp of sales and operating resources, which is a reduction from our previous estimate of $8 million reflecting the timing of resource additions. We also incurred $4.3 million in non-recurring expenses during the third quarter of 2014 associated with project management and other one-time costs required to implement this new strategy. We continue to anticipate full year 2014 non-recurring expenses of $10 million to $12 million related to the all-direct transition.

Previously, we noted that further transitional impacts related to the drawdown of inventory held by distributors would occur primarily in the first quarter of 2015 and we would incur $2 million to $3 million in remaining project management expenses in early 2015.  Given our progress in advancing operational plans to support the transition, we now expect one-time transitional impacts related to the drawdown of distributor inventory will occur primarily in the fourth quarter of 2014 and will result in a reduction in revenue and operating profit of $18 million to $23 million and $15 million to $19 million, respectively, which represents a decrease from our previous estimates of $30 million to $35 million, and $23 million to $27 million, respectively. The higher end of the estimated impact range corresponds with the full estimated impact of the inventory drawdown impact. To the degree that impacts are below the high end of the estimated impact range in 2014, there may be limited carryover revenue and operating profit impact in the first quarter of 2015. We now expect to incur limited additional project management expenses in early 2015.

On January 1, 2015, we will begin recognizing revenue on rapid assay kits and instrument consumables upon delivery to end users in the U.S., instead of at distribution. We continue to expect to capture an additional $50 million to $55 million in annual revenue on these direct sales.  We estimate that annual operating profit associated with this incremental revenue stream will increase approximately $5 million to $8 million in 2015 and will continue to provide accretive benefits that will scale over time based on our expected future growth rates.

Also as a result of the transition to an all-direct sales strategy in the U.S., we anticipate increased working capital demands of approximately $15 million to $20 million, including inventory costs previously held by our distributors and incremental accounts receivable resulting from a potentially longer elapsed time to collect our receivables.

Currency Impact. For the three and nine months ended September 30, 2014, approximately 26% and 27%, respectively, of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies. For the three and nine months ended September 30, 2013, approximately 25% and 26%, respectively, of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues.

The impact on revenue resulting from changes in foreign currency exchange rates is not a measure defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), otherwise referred to herein as a non-GAAP financial measure. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results normalized for changes in currency in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods.

Effective January 1, 2014, we calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the weighted average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the prior year period. Prior to January 1, 2014, we calculated this impact by applying the difference between the weighted average exchange rates during the current year period and the comparable previous year period to foreign currency denominated revenues for the current year period. This change in methodology, which was implemented to achieve operational efficiencies, has not had a material impact on organic revenue growth. See the subsection below titled “Results of Operations” for the definition of and other information regarding organic revenue growth.

During the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, total company revenue attributable to changes in foreign currency exchange rates remained relatively consistent, as the weakening of the U.S. dollar against the British pound was almost entirely offset by the strengthening of the U.S. dollar against the Canadian dollar and Japanese yen.

During the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, changes in foreign currency exchange rates increased total company revenue by approximately $1.7 million, due primarily to the weakening of the U.S. dollar against the euro and British pound, partly offset by the strengthening of the U.S. dollar against the Canadian dollar, Australian dollar and Japanese yen.

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

Effects of Patent Expiration.  Some of our patents and licenses of patents and technologies from third parties expired during the nine months ended September 30, 2014, and we expect other patents and licenses to expire prior to the end of 2015.  However, the expiration of these patents and licenses, individually or in the aggregate, is not expected to have a material effect on our financial position or future operations due to a range of factors, including our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; and our significant know-how, scale and investments related to manufacturing processes of associated product offerings.

▪	Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30,  2014 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2013 Annual Report. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30,  2014 are consistent with those discussed in our 2013 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

▪	Results of Operations

The following revenue analysis and discussion focuses on organic revenue growth. Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and nine months ended September 30, 2014, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates and acquisitions. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2014	September 30, 2013	Change	Change	Currency	Acquisitions	Growth

CAG	$320,724	$283,843	$36,881	13.0%	-	0.2%	12.8%
Water	25,747	23,247	2,500	10.8%	0.5%	1.3%	9.0%
LPD	29,648	25,131	4,517	18.0%	0.1%	4.0%	13.9%
Other	7,404	6,076	1,328	21.9%	0.1%	-	21.8%
Total	$383,523	$338,297	$45,226	13.4%	-	0.6%	12.8%

U.S. and International Revenue. The following table provides further analysis of total company revenue by U.S. markets and non-U.S., or international, markets:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2014	September 30, 2013	Change	Change	Currency	Acquisitions	Growth

United States	$225,310	$200,408	$24,902	12.4%	-	0.1%	12.3%
International	158,213	137,889	20,324	14.7%	-	1.3%	13.4%
Total	$383,523	$338,297	$45,226	13.4%	-	0.6%	12.8%

The increase in both U.S. and international revenues was driven primarily by CAG Diagnostics recurring revenue.  The increase in international revenues was driven by strong growth in Europe and Asia-Pacific markets, most significantly from the United Kingdom, Germany, Australia, France and China. The impact of changes in distributors’ inventory levels increased reported U.S. revenue growth by 3%. The impact of changes in distributors’ inventory levels did not have a significant impact on international revenue growth.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2014	September 30, 2013	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$277,957	$242,163	$35,794	14.8%	0.1%	0.3%	14.4%
VetLab consumables	90,971	76,080	14,891	19.6%	0.3%	-	19.3%
VetLab service and
accessories	13,716	12,749	967	7.6%	(0.3%)	-	7.9%
Rapid assay products	46,777	43,042	3,735	8.7%	(0.1%)	-	8.8%
Reference laboratory
diagnostic and
consulting services	126,493	110,292	16,201	14.7%	-	0.7%	14.0%
CAG Diagnostics
capital - instruments	18,040	19,115	(1,075)	(5.6%)	(0.9%)	-	(4.7%)
Customer information
management and
digital imaging systems	24,727	22,565	2,162	9.6%	(0.3%)	-	9.9%
Net CAG revenue	$320,724	$283,843	$36,881	13.0%	-	0.2%	12.8%

The increase in CAG Diagnostics recurring revenue was due primarily to increased volumes and higher realized prices in both our reference laboratory diagnostic services and our VetLab consumables. The impact of changes in distributors’ inventory levels increased reported CAG Diagnostics recurring revenue growth by 2%.

VetLab consumables revenue growth was due primarily to higher unit volumes. The increase in unit volumes resulted primarily from growth of our installed base of Catalyst Dx® and ProCyte Dx®  instruments as a result of new customer acquisitions, as well as an increase in testing from existing customers, including those who upgraded to these instruments. Additionally, VetLab consumables revenue benefited from higher average unit sales prices resulting from price increases. The impact of changes in distributors’ inventory levels increased reported consumables revenue growth by 5%.

VetLab service and accessories revenue growth was primarily a result of the increase in our installed base of instruments.

 The increase in rapid assay revenue was due primarily to higher sales of both our canine and feline testing products resulting from an increase in U.S. practice-level sales volumes and price increases. The impact of changes in distributors’ inventory levels  increased reported rapid assay revenue growth by 4%.

The increase in reference laboratory diagnostic and consulting services revenue was due primarily to the impact of higher volumes throughout our worldwide network of laboratories resulting from increased testing from existing customers and the acquisition of new customers. Additionally, the increase in revenue was the result of higher average unit sales prices due to price increases.

The decrease in CAG Diagnostics capital instruments revenue was due primarily to the unfavorable impact of deferred revenue associated with preorders for our upcoming Catalyst OneTM analyzer and the impact of lower realized prices. Under our Catalyst One introductory offer, customers are provided with the right to use a Catalyst Dx instrument through the Catalyst One release date. As a result, we do not recognize instrument revenue for preorders relating to the Catalyst One introductory offer until the Catalyst One is delivered. These unfavorable impacts were partly offset by higher placements of our ProCyte hematology instrument in Europe and the U.S. For the three months ended September 30, 2014, nearly all of SNAP Pro® Mobile Device placements were made under a reagent rental program for which instrument revenue will be recognized with the future sale of consumables.

The increase in customer information management and digital imaging systems revenue was due primarily to higher support revenue, resulting from an increase in our installed base of practice management and digital imaging systems, and a growing Pet Health Network® Pro subscriber base.

Water. The increase in Water revenue resulted from higher sales volumes of our Colilert® products, due primarily to the acquisition of new customers in Europe and the United States.

Livestock, Poultry and Dairy. The increase in LPD revenue was due primarily to higher sales volumes of bovine test products worldwide. To a lesser extent, higher revenues also resulted from increased sales volumes of poultry tests in Europe. We continue to anticipate lower sales volumes of bovine test products in Europe resulting from the success of certain eradication programs and changes in Bovine Spongiform Encephalopathy (“BSE”) testing requirements, though we expect that these revenue declines will not be realized until 2015. The acquisition of a Brazilian distributor of our LPD products in the third quarter of 2013 added 4% to reported revenue growth for the three months ended September 30, 2014 as compared to the same period of the prior year.

Other. The increase in Other revenue resulted from higher sales volumes of consumables used with our OPTI Medical instruments and milestone revenue from our pharmaceutical out-licensing arrangements earned during the three months ended September 30, 2014.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Three		For the Three
Gross Profit	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2014	Revenue	September 30, 2013	Revenue	Change	Change

CAG	$176,036	54.9%	$152,359	53.7%	$23,677	15.5%
Water	17,341	67.4%	15,598	67.1%	1,743	11.2%
LPD	17,970	60.6%	13,140	52.3%	4,830	36.8%
Other	3,986	53.8%	2,978	49.0%	1,008	33.8%
Unallocated amounts	(1,997)	N/A	1,708	N/A	(3,705)	(216.9%)
Total Company	$213,336	55.6%	$185,783	54.9%	$27,553	14.8%

 Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 55% from 54%. The increase in gross profit percentage was due primarily to lower overall VetLab product costs, price increases across our CAG Diagnostics recurring revenue portfolio and efficiencies realized throughout our reference laboratory operations.

Water. Gross profit for Water increased due primarily to higher sales. The slight increase in the gross profit percentage was due primarily to a decrease in overall manufacturing costs resulting from higher production volumes and a more favorable product mix consisting of higher relative sales of our Colilert products. These favorable impacts were partly offset by lower average unit sales prices in Latin America and Australia, and the unfavorable impact of currency resulting from lower relative hedging gains during the three months ended September 30, 2014 as compared to the same period of the prior year.

Livestock, Poultry and Dairy. Gross profit for LPD increased due primarily to an improvement in the gross profit percentage to 61% from 52% and higher sales. The increase in the gross profit percentage was due primarily to lower overall manufacturing costs driven by higher production volumes and, to a lesser extent, higher realized prices resulting from the acquisition of our distributor in Brazil in the third quarter of 2013.

Other. Gross profit for Other increased due to higher sales and an improvement in the gross profit percentage to 54% from 49%. The increase in the gross profit percentage was due primarily to milestone revenue related to our pharmaceutical out-licensing arrangements, for which there is no associated cost of revenue, and lower overall product costs in our OPTI Medical business. These favorable impacts were partly offset by lower average unit sales prices realized on our OPTI Medical instruments.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to an increase in certain manufacturing costs and changes in certain currency exchange rates.

The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net unfavorable impact to gross profit as a result of increased manufacturing costs was due to the capitalization of favorable manufacturing variances, primarily in our LPD business, during the three months ended September 30, 2014.

In certain geographies where we maintain inventories in currencies other than the U.S. dollar, the product costs reported in our operating segments include our standard cost for products sold, which is stated at the budgeted currency exchange rate from the beginning of the fiscal year. In these geographies, the variances from standard cost for products sold related to changes in currency exchange rates are reported within the caption “Unallocated Amounts.” The U.S. dollar strengthened significantly against the Japanese yen from the beginning of the prior fiscal year through September 30, 2013. The strengthening in the value of the U.S. dollar relative to the Japanese yen from the beginning of the current fiscal year through September 30, 2014 was less significant as compared to the same period of the prior year, resulting in a lower favorable variance within Unallocated Amounts relating to the cost of products sold in Japanese yen.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2014	Revenue	September 30, 2013	Revenue	Change	Change

CAG	$113,428	35.4%	$99,648	35.1%	$13,780	13.8%
Water	5,974	23.2%	5,184	22.3%	790	15.2%
LPD	14,084	47.5%	12,015	47.8%	2,069	17.2%
Other	3,192	43.1%	2,366	38.9%	826	34.9%
Unallocated amounts	4,469	N/A	1,085	N/A	3,384	311.9%
Total Company	$141,147	36.8%	$120,298	35.6%	$20,849	17.3%

	For the Three		For the Three
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2014	Revenue	September 30, 2013	Revenue	Change	Change

CAG	$62,608	19.5%	$52,711	18.6%	$9,897	18.8%
Water	11,367	44.1%	10,414	44.8%	953	9.2%
LPD	3,886	13.1%	1,125	4.5%	2,761	245.4%
Other	794	10.7%	612	10.1%	182	29.7%
Unallocated amounts	(6,466)	N/A	623	N/A	(7,089)	(1,137.9%)
Total Company	$72,189	18.8%	$65,485	19.4%	$6,704	10.2%

We incurred transition costs to implement an all-direct sales strategy within our CAG segment of approximately $4.8 million during the third quarter of 2014.  For the three months ended September 30, 2014, Total Company operating income adjusted for the aforementioned transition costs was approximately $76.9 million and 20.1% of revenue, which represents an increase in operating income adjusted for transition costs of approximately $11.5 million and 17.5%, as compared to the three months ended September 30, 2013. Operating income adjusted for transition costs is a non-GAAP financial measure and should be considered in addition to, and not as a replacement for or as a superior measure to, operating income reported in accordance with U.S. GAAP. Management believes that reporting operating income excluding transition costs provides useful information to investors by facilitating easier comparisons of our operating income performance with prior and future periods and to the performance of our peers.

See the subsection above titled “Effects of Certain Factors on Results of Operations – Distributor Purchasing and Inventories” for details regarding anticipated transitional costs related to moving to an all-direct sales strategy for VetLab consumables and rapid assay products and services within our CAG segment in the U.S.

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2014	Revenue	September 30, 2013	Revenue	Change	Change

Sales and marketing	$60,737	18.9%	$51,932	18.3%	$8,805	17.0%
General and administrative	34,874	10.9%	32,067	11.3%	2,807	8.8%
Research and development	17,817	5.6%	15,649	5.5%	2,168	13.9%
Total operating expenses	$113,428	35.4%	$99,648	35.1%	$13,780	13.8%

The increase in sales and marketing expense resulted from non-recurring consulting costs related to the aforementioned implementation of an all-direct sales strategy in the U.S., as well as higher personnel-related costs across all major regions, including our North American sales force transformation beginning in the second half of 2013 and increased commissions resulting from improved sales performance. The increase in general and administrative expense resulted primarily from higher personnel-related costs and, to a lesser extent, depreciation of internal-use software. The increase in research and development expense resulted primarily from higher personnel-related costs and increased materials costs, partly offset by lower external consulting and development costs.

Water. The following table presents Water operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2014	Revenue	September 30, 2013	Revenue	Change	Change

Sales and marketing	$2,896	11.2%	$2,443	10.5%	$453	18.5%
General and administrative	2,336	9.1%	2,114	9.1%	222	10.5%
Research and development	742	2.9%	627	2.7%	115	18.3%
Total operating expenses	$5,974	23.2%	$5,184	22.3%	$790	15.2%

The increase in sales and marketing expense was due primarily to higher personnel-related costs, including commissions related to improved sales performance, and incremental costs associated with the acquisition of our distributor in South Africa in the fourth quarter of 2013. The increase in general and administrative expense resulted primarily from higher personnel-related costs. The increase in research and development expense was due primarily to higher materials costs.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2014	Revenue	September 30, 2013	Revenue	Change	Change

Sales and marketing	$6,380	21.5%	$5,071	20.2%	$1,309	25.8%
General and administrative	4,564	15.4%	3,945	15.7%	619	15.7%
Research and development	3,140	10.6%	2,999	11.9%	141	4.7%
Total operating expenses	$14,084	47.5%	$12,015	47.8%	$2,069	17.2%

The increase in sales and marketing expense resulted from higher personnel-related costs, including incremental costs associated with the acquisition of a Brazilian distributor in the third quarter of 2013 and commercial team investments worldwide, most significantly in the Asia-Pacific region. The increase in general and administrative expense resulted from the impairment of an intangible asset and incremental costs associated with the acquisition of the Brazilian distributor, consisting primarily of amortization of the acquired intangible assets and higher personnel-related costs. Research and development expense for the three months ended September 30, 2014 was generally consistent with the same period of the prior year.

Other. Operating expenses for Other increased $0.8 million to $3.2 million for the three months ended September 30, 2014, as compared to the same period of the prior year, due primarily to higher external development and consulting costs and an increase in personnel-related costs in our OPTI Medical business.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased by  $3.4 million to $4.5 million for the three months ended September 30, 2014, as compared to the same period of the prior year, due primarily to an increase in certain personnel-related costs and certain foreign exchange losses. In September 2014, the U.S. dollar experienced a continued and persistent strengthening relative to the euro, resulting in realized and unrealized losses on monetary assets, partly offset by gains on liabilities denominated in a currency other than the U.S. dollar. These favorable impacts were partly offset by a tax credit received under a state employment tax reimbursement program. We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Interest Income and Interest Expense

Interest income was $0.3 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively. The decrease in interest income was the result of our disposition of a debt investment and repayment of the related notes receivable in June 2014. See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the disposition of this strategic investment.

Interest expense was $4.3 million for the three months ended September 30, 2014, as compared to $1.5 million for the same period of the prior year. The increase in interest expense was due primarily to senior notes that we issued and sold through three private placements between December 2013 and September 2014 in an aggregate principal amount of $350 million. Interest rates on the senior notes range from 3.32% to 4.04%. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our senior notes.

Provision for Income Taxes

Our effective income tax rates were 23.5% and 29.1%  for the three months ended September 30, 2014 and 2013, respectively. The decrease in our effective income tax rate for the three months ended September 30, 2014, as compared to the same period of the prior year, was related to a non-recurring benefit related to the deferral of intercompany profits that were included in prior year tax provisions in error, which is not material to current or prior interim or annual periods, and higher relative earnings subject to international tax rates that are lower than domestic tax rates.  These favorable factors were partly offset by the U.S. research and development (“R&D”) tax credit which was not available during the three months ended September 30, 2014 because the legislation expired as of January 1, 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Nine	For the Nine			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2014	September 30, 2013	Change	Change	Currency	Acquisitions	Growth

CAG	$949,009	$856,617	$92,392	10.8%	-	0.2%	10.6%
Water	71,655	66,297	5,358	8.1%	0.4%	1.3%	6.4%
LPD	93,738	81,448	12,290	15.1%	1.2%	5.7%	8.2%
Other	19,446	18,623	823	4.4%	0.2%	-	4.2%
Total	$1,133,848	$1,022,985	$110,863	10.8%	0.1%	0.7%	10.0%

U.S. and International Revenue. The following table provides further analysis of total company revenue by U.S. markets and non-U.S., or international, markets:

	For the Nine	For the Nine			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2014	September 30, 2013	Change	Change	Currency	Acquisitions	Growth

United States	$658,240	$602,332	$55,908	9.3%	0.1%	-	9.2%
International	475,608	420,653	54,955	13.1%	0.3%	1.6%	11.2%
Total	$1,133,848	$1,022,985	$110,863	10.8%	0.1%	0.7%	10.0%

The increase in both U.S. and international revenues was primarily driven by CAG Diagnostics recurring revenue.  The increase in international revenues was driven by strong growth in Europe and Asia-Pacific markets, most significantly from the United Kingdom, Germany, Australia, China and France. The impact of changes in distributors’ inventory levels did not have a significant impact on reported U.S. or international revenue growth.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Nine	For the Nine			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2014	September 30, 2013	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$818,327	$734,989	$83,338	11.3%	-	0.2%	11.1%
VetLab consumables	264,405	230,637	33,768	14.6%	0.2%	-	14.4%
VetLab service and
accessories	40,332	37,312	3,020	8.1%	0.5%	-	7.6%
Rapid assay products	139,329	133,182	6,147	4.6%	(0.2%)	-	4.8%
Reference laboratory
diagnostic and
consulting services	374,261	333,858	40,403	12.1%	(0.1%)	0.4%	11.8%
CAG Diagnostics
capital - instruments	55,508	55,702	(194)	(0.3%)	0.5%	-	(0.8%)
Customer information
management and
digital imaging systems	75,174	65,926	9,248	14.0%	(0.5%)	-	14.5%
Net CAG revenue	$949,009	$856,617	$92,392	10.8%	-	0.2%	10.6%

The increase in CAG Diagnostics recurring revenue was due primarily to increased volumes and higher realized prices in both our reference laboratory diagnostic services and our VetLab consumables. The impact of changes in distributors’ inventory levels did not have a significant impact on reported CAG Diagnostics recurring revenue.

VetLab consumables revenue growth was due primarily to higher unit volumes. The increase in unit volumes resulted primarily from growth of our installed base of Catalyst Dx and ProCyte Dx instruments as a result of new customer acquisitions, as well as an increase in testing from existing customers, including those who upgraded to these instruments. Additionally, VetLab consumables revenue benefited from higher average unit sales prices resulting from price increases. These favorable impacts were partly offset by lower consumables volumes from our VetTest® chemistry instrument as customers continue to upgrade from our VetTest instrument to our Catalyst instruments. The impact of changes in distributors’ inventory levels did not have a significant impact on reported consumables revenue growth.

VetLab service and accessories revenue growth was primarily a result of the increase in our installed base of instruments.

The increase in rapid assay revenue was due primarily to higher sales of both our canine and feline testing products, resulting from both higher average unit sales prices and an increase in U.S. practice-level sales volumes. These favorable factors were partly offset by the impact of changes in distributors’ inventory levels, which reduced reported rapid assay revenue growth by 2%.

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

The decrease in CAG Diagnostics capital instruments revenue was due primarily to the unfavorable impact of deferred revenue associated with preorders for our upcoming Catalyst One analyzer and the impact of lower realized prices. Under our Catalyst One introductory offer, customers are provided with the right to use a Catalyst Dx instrument through the Catalyst One release date. As a result, we do not recognize instrument revenue for preorders relating to the Catalyst One introductory offer until the Catalyst One is delivered. These unfavorable impacts were partly offset by higher placements of our Catalyst Dx and ProCyte Dx instruments, primarily in Europe and the Asia-Pacific region. For the nine months ended September 30, 2014, the majority of SNAP Pro Mobile Device placements were made under a reagent rental program for which instrument revenue will be recognized with the future sale of consumables.

The increase in customer information management and digital imaging systems revenue was due primarily to a growing Pet Health Network Pro subscriber base, higher support revenue resulting from an increase in our installed base of practice management and digital imaging systems and higher revenue from hardware upgrades as a result of Microsoft ending support for Windows XP.

Water. The increase in Water revenue resulted from higher revenue from our Colilert products and related accessories, due primarily to higher sales volumes in North America, Europe and the Asia-Pacific region resulting from the acquisition of new customers.

 Livestock, Poultry and Dairy. The increase in LPD revenue was due primarily to higher sales of certain bovine test products in the Asia-Pacific region, higher volumes in Europe of our milk-based bovine pregnancy test, and higher sales in China of Dairy SNAP® tests used for the detection of antibiotic residues in milk. We continue to anticipate lower sales volumes of bovine test products in Europe resulting from the success of certain eradication programs and changes in BSE testing requirements, though we expect that these revenue declines will not be realized until 2015. The acquisition of a Brazilian distributor of our LPD products in the third quarter of 2013 added 6% to reported revenue growth for the nine months ended September 30, 2014 as compared to the same period of the prior year.

Other. The increase in Other revenue was due primarily to higher sales volumes associated with our OPTI Medical consumables and pharmaceutical product line. These favorable impacts were partly offset by lower sales of our OPTI Medical instruments in Latin America.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Nine		For the Nine
Gross Profit	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2014	Revenue	September 30, 2013	Revenue	Change	Change

CAG	$522,908	55.1%	$464,301	54.2%	$58,607	12.6%
Water	47,379	66.1%	44,136	66.6%	3,243	7.3%
LPD	58,612	62.5%	44,270	54.4%	14,342	32.4%
Other	10,130	52.1%	9,235	49.6%	895	9.7%
Unallocated amounts	(5,078)	N/A	5,511	N/A	(10,589)	(192.1%)
Total Company	$633,951	55.9%	$567,453	55.5%	$66,498	11.7%

 Companion Animal Group. Gross profit for CAG increased due to higher sales and an increase in the gross profit percentage to 55% from 54%. The increase in gross profit percentage was due primarily to lower overall VetLab product costs and price increases across our CAG Diagnostics recurring revenue portfolio.

Water. Gross profit for Water increased due primarily to higher sales, partly offset by a decrease in the gross profit percentage to 66% from 67%. The decrease in gross profit percentage was due primarily to the unfavorable impact of currency resulting from hedging losses during the nine months ended September 30, 2014 as compared to hedging gains during the same period of the prior year, partly offset by a more favorable product mix consisting of higher relative sales of our Colilert products.

Livestock, Poultry and Dairy. Gross profit for LPD increased due to an improvement in the gross profit percentage to 63% from 54% and higher sales. The increase in the gross profit percentage resulted from lower overall manufacturing costs driven by higher production volumes and a decrease in royalty expense. The decrease in royalty expense was due primarily to an agreement executed in the first quarter of 2014 with a licensor of patents related to the sale of certain swine tests. A portion of the favorability resulting from this agreement will not recur.

Other. Gross profit for Other increased due to an improvement in the gross profit percentage to 52% from 50% and higher sales. The increase in the gross profit percentage was due primarily to our OPTI Medical business, resulting from favorable product mix due to higher relative sales of consumables and lower overall manufacturing costs.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to an increase in certain manufacturing costs and changes in certain currency exchange rates.

The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net unfavorable impact to gross profit as a result of increased manufacturing costs was due to the capitalization of favorable manufacturing variances, primarily within our LPD business, during the nine months ended September 30, 2014.

In certain geographies where we maintain inventories in currencies other than the U.S. dollar, the product costs reported in our operating segments include our standard cost for products sold, which is stated at the budgeted currency exchange rate from the beginning of the fiscal year. In these geographies, the variances from standard cost for products sold related to changes in currency exchange rates are reported within the caption “Unallocated Amounts.” The U.S. dollar strengthened significantly against the Japanese yen from the beginning of the prior fiscal year through September 30, 2013. The strengthening in the value of the U.S. dollar relative to the Japanese yen from the beginning of the current fiscal year through September 30, 2014 was less significant, as compared to the same period of the prior year, resulting in a lower favorable variance within Unallocated Amounts relating to the cost of products sold in Japanese yen.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Nine		For the Nine
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2014	Revenue	September 30, 2013	Revenue	Change	Change

CAG	$334,088	35.2%	$296,924	34.7%	$37,164	12.5%
Water	17,832	24.9%	15,454	23.3%	2,378	15.4%
LPD	40,943	43.7%	35,094	43.1%	5,849	16.7%
Other	8,996	46.3%	7,347	39.5%	1,649	22.4%
Unallocated amounts	6,638	N/A	7,200	N/A	(562)	(7.8%)
Total Company	$408,497	36.0%	$362,019	35.4%	$46,478	12.8%

	For the Nine		For the Nine
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2014	Revenue	September 30, 2013	Revenue	Change	Change

CAG	$188,820	19.9%	$167,377	19.5%	$21,443	12.8%
Water	29,547	41.2%	28,682	43.3%	865	3.0%
LPD	17,669	18.8%	9,176	11.3%	8,493	92.6%
Other	1,134	5.8%	1,888	10.1%	(754)	(39.9%)
Unallocated amounts	(11,716)	N/A	(1,689)	N/A	(10,027)	(593.7%)
Total Company	$225,454	19.9%	$205,434	20.1%	$20,020	9.7%

We incurred transition costs to implement an all-direct sales strategy in the U.S. within our CAG segment of approximately $4.8 million during the third quarter of 2014.  For the nine months ended September 30, 2014, Total Company operating income adjusted for the aforementioned transition costs was approximately $230.2 million and 20.3% of revenue, which represents an increase in adjusted operating income of $20.7 million and 10.1%, as compared to the nine months ended September 30, 2013, which is adjusted for the 2013 bankruptcy of a third-party service provider of approximately $4.1 million. Adjusted operating income is a non-GAAP financial measure and should be considered in addition to, and not as a replacement for or as a superior measure to, operating income reported in accordance with U.S. GAAP. Management believes that reporting adjusted operating income provides useful information to investors by facilitating easier comparisons of our operating income performance with prior and future periods and to the performance of our peers.

See the subsection above titled “Effects of Certain Factors on Results of Operations – Distributor Purchasing and Inventories” for details regarding anticipated transitional costs related to moving to an all-direct sales strategy for VetLab consumables and rapid assay products and services within our CAG segment in the U.S.

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Nine		For the Nine
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2014	Revenue	September 30, 2013	Revenue	Change	Change

Sales and marketing	$177,442	18.7%	$154,765	18.1%	$22,677	14.7%
General and administrative	104,159	11.0%	94,858	11.1%	9,301	9.8%
Research and development	52,487	5.5%	47,301	5.5%	5,186	11.0%
Total operating expenses	$334,088	35.2%	$296,924	34.7%	$37,164	12.5%

The increase in sales and marketing expense resulted from higher personnel-related costs across all major regions, including our North American sales force transformation started in the second half of 2013 and increased commissions resulting from improved sales performance; and non-recurring consulting costs related to the aforementioned implementation of an all-direct sales strategy in the U.S. The increase in general and administrative expense resulted primarily from higher personnel-related costs and, to a lesser extent, depreciation of internal-use software. The increase in research and development expense resulted primarily from higher personnel-related costs and increased materials costs, partly offset by lower external consulting and development costs.

Water. The following table presents Water operating expenses by functional area:

	For the Nine		For the Nine
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2014	Revenue	September 30, 2013	Revenue	Change	Change

Sales and marketing	$8,572	12.0%	$7,262	11.0%	$1,310	18.0%
General and administrative	6,942	9.7%	6,298	9.5%	644	10.2%
Research and development	2,318	3.2%	1,894	2.9%	424	22.4%
Total operating expenses	$17,832	24.9%	$15,454	23.3%	$2,378	15.4%

The increase in sales and marketing expense was due primarily to higher personnel-related costs, including commissions related to improved sales performance, and incremental costs associated with the acquisition of our distributor in South Africa in the fourth quarter of 2013. The increase in general and administrative expense resulted primarily from higher personnel-related costs. The increase in research and development expense was due primarily to higher materials costs.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Nine		For the Nine
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2014	Revenue	September 30, 2013	Revenue	Change	Change

Sales and marketing	$18,413	19.6%	$14,953	18.4%	$3,460	23.1%
General and administrative	12,776	13.6%	10,855	13.3%	1,921	17.7%
Research and development	9,754	10.4%	9,286	11.4%	468	5.0%
Total operating expenses	$40,943	43.7%	$35,094	43.1%	$5,849	16.7%

The increase in sales and marketing expense resulted from higher personnel-related costs, including incremental costs associated with the acquisition of a Brazilian distributor in the third quarter of 2013 and commercial team investments worldwide, most significantly in the Asia-Pacific region. The increase in general and administrative expense resulted from incremental costs associated with the acquisition of the Brazilian distributor, primarily personnel-related costs and higher amortization of the acquired intangible assets, the impairment of an intangible asset and the unfavorable impact of changes in foreign currency exchange rates. The increase in research and development expense was due primarily to higher personnel-related costs and the unfavorable impact of changes in foreign currency exchange rates.

Other. Operating expenses for Other increased $1.6 million to $9.0 million for the nine months ended September 30, 2014, as compared to the same period of the prior year due primarily to higher external development and consulting costs and an increase in personnel-related costs in our OPTI Medical line of business.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased by  $0.6 million to $6.6 million for the nine months ended September 30, 2014, as compared to the same period of the prior year, due primarily to the absence of a $4.1 million loss incurred during the nine months ended September 30, 2013 resulting from the bankruptcy of a freight payment and audit service provider and by a tax credit received under a state employment tax reimbursement program. These favorable factors were partly offset by an increase in certain personnel-related costs and certain foreign exchange losses. In September 2014, the U.S. dollar experienced a continued and persistent strengthening relative to the euro, resulting in realized and unrealized losses on monetary assets, partly offset by gains on liabilities denominated in a currency other than the U.S. dollar.

Interest Income and Interest Expense

Interest income was $1.3 million for both the nine months ended September 30, 2014 and 2013. For the remainder of 2014, we anticipate a reduction in interest income as a result of our June 2014 disposition of a debt investment and repayment of the related notes receivable. See Note 4 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the disposition of this strategic investment.

Interest expense was $10.0 million for the nine months ended September 30, 2014, as compared to $3.5 million for the same period of the prior year. The increase in interest expense was due primarily to senior notes that we issued and sold through three private placements between December 2013 and September 2014 in an aggregate principal amount of $350 million. Interest rates on the senior notes range from 3.32% to 4.04%. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our senior notes.

Provision for Income Taxes

Our effective income tax rates were 28.0%  and 28.9% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in our effective income tax rate for the nine months ended September 30, 2014, as compared to the same period of the prior year, was related to higher relative earnings subject to international tax rates that are lower than domestic tax rates, a non-recurring benefit related to the deferral of intercompany profits that were included in prior year tax provisions in error and the resolution of domestic and international tax audits, which resulted in a net reduction in our provision for uncertain tax positions. These favorable factors were partly offset by the R&D tax credit, which expired as of January 1, 2014.  During the three months ended March 31, 2013, legislation in the U.S. retroactively allowed the R&D tax credit for all of 2012 and extended the R&D tax credit through the year ending December 31, 2013.  Because this legislation was enacted during the three months ended March 31, 2013, the full benefit of the credit related to the prior years’ activities was recognized within that quarter.

▪	Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

▪	Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our unsecured revolving credit facility, which we refinanced in June 2014 by entering into an amended and restated five-year unsecured revolving credit facility in the principal amount of $700 million (the amended and restated credit facility and the previous credit facility are referred to collectively as the “Credit Facility”). In addition, we issued $150 million, $125 million and $75 million of our senior notes in December 2013, July 2014 and September 2014, respectively. At September 30, 2014 and December 31, 2013, we had $292.7 million and $279.1 million, respectively, of cash and cash equivalents, and working capital of $72.4 million and $174.4 million, respectively. Additionally, at September 30, 2014, we had remaining borrowing availability of $324.0 million under our Credit Facility. We believe that, if necessary, we could obtain additional borrowings at prevailing market interest rates to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations and available borrowings will be sufficient to fund our operations, capital purchase requirements and strategic growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will be sufficient in the long term to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of non-U.S. subsidiaries. Changes to this position could have adverse tax consequences. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at September 30, 2014, approximately $282.6 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. As of September 30, 2014, 56% of the cash and cash equivalents held by our non-U.S. subsidiaries was invested in money market funds restricted to U.S. government and agency securities and 44% was held as bank deposits. As of September 30, 2014, approximately 60% of the cash and cash equivalents held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013

Days sales outstanding(1)	39.2	40.8	42.8	39.9	41.9
Inventory turns(2)	1.8	1.8	1.8	1.9	1.7

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

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(dollars in thousands)	2014	2013 [1]	Dollar Change

Net cash provided by operating activities	$208,543	$180,581	$27,962
Net cash used by investing activities	(44,795)	(69,084)	24,289
Net used by financing activities	(145,777)	(69,396)	(76,381)
Net effect of changes in exchange rates on cash	(4,294)	(1,276)	(3,018)
Net increase in cash and cash equivalents	$13,677	$40,825	$(27,148)

1 Revisions were made to the condensed consolidated statement of cash flows for the nine months ended September 30, 2013 to correctly reflect $0.9 million of net non-cash activities embedded in accounts payable, accrued liabilities and inventory on the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012. See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about this revision.

Operating Activities. Cash provided by operating activities was $208.5 million for the nine months ended September 30, 2014, as compared to $180.6 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $207.9 million for the nine months ended September 30, 2014, as compared to $198.6 million for the same period of the prior year, resulting in an increase in operating cash flows of $9.3 million driven primarily by an increase in net income, partly offset by the impact of deferred income taxes. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements increased cash by $0.6 million and decreased cash by $18.1 million for the nine months ended September 30, 2014 and 2013, respectively, resulting in an incremental increase in cash of $18.7 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Nine Months Ended September 30,
(dollars in thousands)	2014	2013 [1]	Dollar Change

Accounts receivable	$(8,464)	$(12,795)	$4,331
Inventories	(12,638)	(10,216)	(2,422)
Other assets	(3,375)	4,717	(8,092)
Accounts payable	6,876	3,958	2,918
Accrued liabilities	16,216	(335)	16,551
Deferred revenue	11,566	4,050	7,516
Tax benefit from share-based compensation arrangements	(9,581)	(7,438)	(2,143)
Total	$600	$(18,059)	$18,659

1 Revisions were made to the condensed consolidated statement of cash flows for the nine months ended September 30, 2013 to correctly reflect $0.9 million of non-cash activities embedded in accounts payable, accrued liabilities and inventory on the condensed consolidated balance sheets at September 30, 2013 and December 31, 2012. See Note 1 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about this revision.

The increase in the cash provided by accrued liabilities was due primarily to lower relative taxes paid relating to the 2013 tax year, as compared to the 2012 tax year, and higher personnel-related accruals at September 30, 2014, primarily resulting from improved business performance. The incremental cash provided by deferred revenue for the nine months ended September 30, 2014, as compared to the same period of the prior year was due primarily to sales under our Catalyst One introductory offer launched in the first quarter of 2014. Similarly, the incremental cash used by other assets during the nine months ended September 30, 2014, as compared to the same period of the prior year was due to the deferred cost of Catalyst instrument placements under our Catalyst One introductory offer.

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

Investing Activities. Cash used by investing activities was $44.8 million for the nine months ended September 30, 2014, as compared to $69.1 million for the same period of the prior year. The decrease in cash used by investing activities was due primarily to the completion of our headquarters facility expansion in August 2013.

Our total capital expenditure plan for 2014 is estimated to be approximately $75 million, which includes investments in information technology infrastructure and software for internal use, capital investments in manufacturing equipment and investments in our reference laboratory equipment and facilities.

Financing Activities. Cash used by financing activities was $145.8 million for the nine months ended September 30, 2014, as compared to $69.4 million for the same period of the prior year. The increase in cash used to repurchase common stock and lower relative net borrowings under the Credit Facility was partly offset by $200 million provided from the issuance of long-term debt during the nine months September 30, 2014.

Cash used to repurchase shares of our common stock increased by $186.1 million during the nine months ended September 30, 2014, as compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to September 30, 2014, we have repurchased 52.8 million shares. During the nine months ended September 30, 2014, we purchased 3.7 million shares for an aggregate cost of $469.0 million, as compared to purchases of 3.1 million shares for an aggregate cost of $282.9 million during the nine months ended September 30, 2013. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders, and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

As noted above, in June 2014, we refinanced our existing $450 million Credit Facility and increased the principal amount thereunder to $700 million. The Credit Facility matures on June 18, 2019 and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until June 18, 2019, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying condensed consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the syndicate of such an event. Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.375 percentage points above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate, based on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.375%, based on our leverage ratio.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash used, as compared to the same period of the prior year, of $87.2 million during the nine months ended September 30, 2014. At September 30, 2014, we had $375.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation not to exceed 3.5-to-1. At September 30, 2014, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness and a change of control default.

In December 2013, we issued and sold through a private placement an aggregate principal amount of $150 million of senior notes consisting of $75 million of 3.94% Series A Senior Notes due December 11, 2023 (the “2023 Notes”) and $75 million of 4.04% Series B Senior Notes due December 11, 2025 (the “2025 Notes” and together with the 2023 Notes, the “December Notes”) under a Note Purchase Agreement among the Company, New York Life Insurance Company and the accredited institutional purchasers named therein (the “December 2013 Note Agreement”).

In July 2014, we issued and sold through a private placement an aggregate principal amount of $125 million of senior notes consisting of $75 million of 3.76% Series B Senior Notes due July 21, 2024 (the “2024 Notes”) and $50 million of 3.32% Series A Senior Notes due July 21, 2021 (the “2021 Notes” and together with the 2024 Notes, the “Prudential Notes”) under a Note Purchase and Private Shelf Agreement among the Company, Prudential Investment Management, Inc. and the accredited institutional purchasers named therein (the “July 2014 Note Agreement”).

In September 2014, we issued and sold through a private placement an aggregate principal amount of $75 million of 3.72% Senior Notes due September 4, 2026 (the “2026 Notes” and together with the Prudential Notes and the December Notes, the “Senior Notes”) under a Note Purchase Agreement dated as of July 22, 2014 among the Company, New York Life Insurance Company and the accredited institutional purchasers named therein (such agreement, together with July 2014 Note Agreement and December 2013 Note Agreement, the “Senior Note Agreements”).

The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At September 30, 2014, we were in compliance with the covenants of the Senior Note Agreements.

Should we elect to prepay the Senior Notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the Senior Notes. The obligations under the Senior Notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreement, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974 and the failure to pay specified indebtedness.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30,  2014 are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and in Note 14 to the consolidated financial statements in our 2013 Annual Report, with the exception of $200 million of long-term debt issued during the nine months ended September 30, 2014. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our senior notes.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30,  2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30,  2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uncertainties in Executing a Recently Announced All-Direct Sales Strategy in the U.S. Could Negatively Impact Our Results of Operations, and this New Strategy May Not Be Successful

On July 25, 2014, we announced our plan to transition to an all-direct sales strategy for our rapid assay test kits and instrument consumables (“kits and consumables”) in the U.S. effective January 1, 2015. Successfully executing this plan will require us to concurrently achieve a number of key objectives in a relatively short period of time, including, among other things, successfully recruiting, retaining and training additional personnel in key positions (such as sales, marketing and customer support) and developing or enhancing the necessary operational, logistics and systems support for an all-direct sales strategy in the U.S. Implementation of the new strategy will require us to incur additional transitional cost and expense in 2014 and will result in the drawdown of distributor inventory in 2014 and potentially in early 2015. These transitional costs and expenses and inventory drawdown are expected to negatively affect our earnings during these periods. In addition, there can be no assurance that we will be wholly successful in our efforts, and if we are delayed or otherwise unable to effectively implement and support the new strategy, our results of operations may be negatively impacted. We also cannot assure you that the new strategy will result in growth of practice-level sales of our kits and consumables from historical levels.

In connection with executing this plan, we are not renewing our existing contracts with our key U.S. distribution partners after their expiration at the end of 2014. In October 2014, three of our previously exclusive U.S. distribution partners announced that they would begin carrying competitive products in the fourth quarter of 2014, before we have completed our transition to an all-direct sales strategy in the U.S. for our kits and consumables. We have historically sold significant amounts of our kits and consumables through our U.S. distribution partners, and the change in our existing relationships with these distribution partners and the transition of previously exclusive distributors to promoting and selling competitive products may adversely affect the retention of our customers for our kits and consumables and the sales and distribution of our products, which could have an adverse effect on our results of operations.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1 to July 31, 2014	280,063		$132.60	280,020	6,132,313
August 1 to August 31, 2014	937,354		125.83	937,354	5,194,959
September 1 to September 30, 2014	980,151		119.75	979,336	4,215,623
Total	2,197,568	(2)	$123.98	2,196,710	4,215,623

(1)As of September 30, 2014, our Board of Directors had approved the repurchase of up to 57 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program was subsequently increased on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010, October 12, 2011, May 7, 2013 and again on July 16, 2014, when the Board of Directors authorized the repurchase by the Company of up to an additional five million shares of our common stock. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended September 30, 2014, and no repurchase programs expired during the period. Repurchases of 2,196,710 shares were made during the three months ended September 30, 2014 in transactions made pursuant to our repurchase program.

(2)During the three months ended September 30, 2014, we received 858 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

Item 6.Exhibits

Exhibit No.	Description
10.1

Note Purchase and Private Shelf Agreement, dated as of July 21, 2014, among the Company, as issuer, Prudential Investment Management, Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, Prudential Investment Japan Co., Ltd., as investment manager, and Prudential Investment Management, Inc., as sub-adviser for The Gibraltar Life Insurance Co., Ltd., Prudential Arizona Reinsurance Universal Company, as grantor, and Prudential Investment Management, Inc., as investment manager for PAR U Hartford Life Insurance Comfort Trust, Prudential Private Placement Investors, L.P., as investment advisor, and Prudential Private Placement Investors, Inc., as general partner to each of, The Independent Order of Foresters, Zurich American Insurance Company, Globe Life and Accident Insurance Company, Family Heritage Life Insurance Company of America, MTL Insurance Company, The Lincoln National Life Insurance Company, William Penn Life Insurance Company of New York, Farmers Insurance Exchange and Mid Century Insurance Company, as purchasers (filed as Exhibit 99.1 to Form 8-K filed July 25, 2014, File No. 00-19271, and incorporated herein by reference).

10.2

Note Purchase Agreement, dated as of July 22, 2014, among the Company, as issuer, New York Life Insurance Company, and NYL Investors LLC, as investment manager for New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers (filed as Exhibit 99.2 to Form 8-K filed July 25, 2014, File No. 00-19271, and incorporated herein by reference).

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

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: October 24, 2014	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer, Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1

Note Purchase and Private Shelf Agreement, dated as of July 21, 2014, among the Company, as issuer, Prudential Investment Management, Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, Prudential Investment Japan Co., Ltd., as investment manager, and Prudential Investment Management, Inc., as sub-adviser for The Gibraltar Life Insurance Co., Ltd., Prudential Arizona Reinsurance Universal Company, as grantor, and Prudential Investment Management, Inc., as investment manager for PAR U Hartford Life Insurance Comfort Trust, Prudential Private Placement Investors, L.P., as investment advisor, and Prudential Private Placement Investors, Inc., as general partner to each of, The Independent Order of Foresters, Zurich American Insurance Company, Globe Life and Accident Insurance Company, Family Heritage Life Insurance Company of America, MTL Insurance Company, The Lincoln National Life Insurance Company, William Penn Life Insurance Company of New York, Farmers Insurance Exchange and Mid Century Insurance Company, as purchasers (filed as Exhibit 99.1 to Form 8-K filed July 25, 2014, File No. 00-19271, and incorporated herein by reference).

10.2

Note Purchase Agreement, dated as of July 22, 2014, among the Company, as issuer, New York Life Insurance Company, and NYL Investors LLC, as investment manager for New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers (filed as Exhibit 99.2 to Form 8-K filed July 25, 2014, File No. 00-19271, and incorporated herein by reference).

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