Form 10-K
period 2014-12-31
IDEXX LABORATORIES INC /DE
filed 2015-02-17
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sale price on June 30, 2014 of the registrant’s Common Stock, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the NASDAQ Global Select Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $6,663,805,564. For these purposes, the registrant considers its directors and executive officers to be its only affiliates.

The number of shares outstanding of the registrant’s Common Stock was 47,125,601 on February 6, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Specifically identified portions of the Company’s definitive Proxy Statement to be filed in connection with the Company’s 2015 annual meeting of stockholders (the “2015 Annual Meeting”), to be held on  May 6, 2015, are incorporated herein by reference.

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

The following terms used in this Annual Report on Form 10-K are our trademarks: 4Dx®,  Catalyst Dx®, Catalyst One™, Coag Dx™,  Colilert®,  Colisure®,  Cornerstone®,  DVMAX®,  Enterolert®,  Feline Triple®,  Filta-Max®,  Filta-Max xpress®,  IDEXX I-Vision CR®,  IDEXX I-Vision DR®,  IDEXX I-Vision Mobile™,  IDEXX ImageBank™  , IDEXX-PACS™,  IDEXX VetLab®,  IDEXX VPM™,  LaserCyte®, LaserCyte Dx™,  Navigator™, OPTI®, OPTI LION™,  PetChek®,  PetDetect®,  Pet Health Network®,  Practice Profile™,  ProCyte Dx®,  Pseudalert®,  Quanti-Tray®,  SimPlate®, SmartService™, SNAP®,  SNAPduo®,  SNAP Pro®, SNAP cPL™  , SNAP fPL™,  SNAPshot Dx®,  VetAutoread™,  VetConnect®, VetLab UA™,  VetLINK®,  VetLyte®,  VetStat®,  VetTest® and VetVault®.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2014 contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to future revenue growth rates, earnings and other measures of financial performance; the effect of economic downturns on our business performance; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. Any forward-looking statements represent our estimates only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public  and they are subject to the risks and uncertainties described or cross-referenced in this section. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

PART I

ITEM 1. BUSINESS

We are a Delaware corporation incorporated in 1983. We develop, manufacture and distribute products and provide services primarily for the companion animal veterinary, livestock and poultry, water testing and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our primary products and services are:

•	Point-of-care veterinary diagnostic products, comprising instruments, consumables and rapid assays;
•	Veterinary reference laboratory diagnostic and consulting services;
•	Practice management systems and services and digital imaging systems used by veterinarians;
•	Biological materials testing, laboratory animal diagnostic instruments and services used by the biomedical research community;
•	Diagnostic, health-monitoring and food safety testing products for livestock, poultry and dairy;
•	Products that test water for certain microbiological contaminants;
•	Point-of-care electrolytes and blood gas analyzers used in the human point-of-care medical diagnostics market.

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

In 2013, we combined the management of our Livestock and Poultry Diagnostics, and Dairy lines of business to more effectively realize the market synergies between the product lines and to achieve operational efficiencies. We refer to this segment as Livestock, Poultry and Dairy (“LPD”). Our OPTI Medical operating segment remains combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. The segment income (loss) from operations discussed within this report for the year ended December 31, 2012 has been retrospectively revised to reflect this change in the composition of our reportable segments. See Note 14 to the consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K for financial information about our segments, including our product and service categories and our geographic areas.

The performance of our business is particularly subject to various risks that are associated with doing business internationally. For the year ended December 31, 2014, sales of products and services to customers outside the U.S. accounted for approximately 43% of our overall revenue. These foreign sales accounted for approximately 36%, 52% and 90% of revenue in our CAG, Water and LPD segments, respectively. See “Part 1, Item 1A. Risk Factors.” and Note 14 to the consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K for more information on revenue from customers outside of the U.S.

COMPANION ANIMAL GROUP

CAG provides to veterinarians diagnostic capabilities and information management solutions that enhance the health and well-being of pets. The breadth and complementary nature of our products and services comprise a unique competitive advantage that we refer to as the IDEXX Diagnostic Advantage, providing veterinarians with the tools and services to offer advanced veterinary medical care. The IDEXX Diagnostic Advantage improves staff efficiencies and also enables the veterinarian to communicate the value of this medical care to the pet owner, which ultimately leads to growing practice revenues.

CAG Diagnostics

We provide diagnostic capabilities that meet veterinarians’ diverse needs through a variety of modalities, including in-clinic diagnostic solutions and outside reference laboratory services. Regardless of modality utilized, veterinarians are provided with clinically relevant data which is integrated within our information management technologies. The result is a comprehensive view of patient diagnostic information that is easily accessible by both the veterinarian and pet owner.

Integrated Diagnostic Information Management

VetConnect PLUS is a cloud-based technology that enables veterinarians to access and analyze patients’ data from all of IDEXX’s diagnostic modalities. These integrated diagnostic results provide the veterinarian with a visualization of patient-specific testing results, allowing the veterinarian to easily see and trend diagnostic results, enabling greater medical insight and enhanced decision making. In addition, VetConnect PLUS provides instant mobile or browser-based access to results, which can be printed or emailed to pet owners and other veterinarians. In this way, VetConnect PLUS can aid veterinarians and practice staff in engaging the pet owner in the patient’s care, which can support greater compliance with medical recommendations or preventive care protocols. VetConnect PLUS is currently available in North America, Australia, New Zealand, Israel and in numerous countries throughout Europe.

In-Clinic Diagnostic Solutions

Our in-clinic diagnostic solutions are comprised of our IDEXX VetLab suite of in-clinic chemistry, hematology, immunoassay, urinalysis and coagulation analyzers, associated proprietary consumable products that provide real-time reference lab quality diagnostic results and a broad range of single-use, handheld IDEXX SNAP rapid assay test kits that provide quick, accurate and convenient point-of-care diagnostic test results for a variety of companion animal diseases and health conditions.

The IDEXX VetLab suite includes several instrument systems, as well as associated proprietary consumable products, all of which are described below. Additionally, we offer extended maintenance agreements in connection with the sale of our instruments.

Blood and Urine Chemistry. We sell three chemistry analyzers, the Catalyst Dx Chemistry Analyzer, the Catalyst One Chemistry Analyzer and the VetTest Chemistry Analyzer, that are used by veterinarians to measure levels of certain enzymes and other substances in blood or urine for monitoring health status and assisting in diagnosing physiologic conditions. These three instruments use consumables manufactured for IDEXX by Ortho-Clinical Diagnostics, Inc. (“Ortho”) based on Ortho’s dry slide technology. In addition, the Catalyst Dx and the Catalyst One analyzers also use dry slide electrolyte consumables manufactured by OPTI Medical Systems, Inc. (“OPTI Medical Systems”), one of our wholly-owned subsidiaries, and other slides also manufactured by IDEXX. Blood tests commonly run on these analyzers include glucose, alkaline phosphatase, ALT (alanine aminotransferase), albumin, calcium, creatinine, blood urea nitrogen, total protein and many others. Tests are sold individually and in prepackaged panels. All three analyzers also run a urine test called urine protein:creatinine ratio, which assists in the early detection of renal disease.

The Catalyst Dx and Catalyst One analyzers provide significantly improved throughput, ease of use and test menu relative to the VetTest analyzer (our original chemistry analyzer), including the ability to run electrolytes, phenobarbital and fructosamine. Key ease-of-use features include the ability to run a whole blood sample using an on-board centrifuge, the ability to run pre-packaged, multi-slide clips in addition to single chemistry slides and an automated metering system. These analyzers also enable automated dilutions, which is an ease-of-use feature both for certain blood chemistries and the test for urine protein:creatinine ratio. The Catalyst Dx analyzer allows a veterinarian to run multiple patient samples simultaneously and both the Catalyst Dx and Catalyst One run different sample types including whole blood, plasma, serum and urine. In addition, the Catalyst Dx and Catalyst One analyzers run a test to measure phenobarbital levels in blood, allowing veterinarians to adjust anticonvulsant medication more quickly and efficiently. Our fructosamine test helps veterinarians to manage canine and feline diabetes mellitus, helping to assess insulin treatments and adjust insulin dosages. We launched a total thyroxine (“T4”) test for use with the Catalyst One analyzer in February 2015 and will be introducing a similar test for use with the Catalyst Dx during the first half of 2015. T4 testing is essential to assessing thyroid function and is an accepted standard for baseline testing for both sick pets and preventive care in senior pets.

The Catalyst One analyzer, launched in November 2014, is engineered to deliver the same laboratory-quality results and real-time work flow as the Catalyst Dx analyzer, offering an attractive in-house chemistry option when a single sample drawer is sufficient for a clinic’s work-flow requirements. The Catalyst One analyzer currently offers an expanding menu of 30 tests, including tests for thyroid disease, kidney disease, diabetes and therapeutic drug monitoring. Additionally, the instrument is the industry’s first to combine chemistry, electrolytes and T4  in a single blood sample run.

We also sell two other chemistry analyzers, the VetLyte Electrolyte Analyzer and the VetStat Electrolyte and Blood Gas Analyzer. The VetStat analyzer runs single-use disposable cassettes that are manufactured by OPTI Medical Systems.

Sales of consumables for use in our installed base of chemistry analyzers provide the majority of consumables volumes and recurring diagnostic revenues generated from our installed base of IDEXX VetLab equipment.

Hematology. We sell four hematology analyzers that assess the cellular components of blood, including red blood cells, white blood cells and platelets (also called a complete blood count). These analyzers include the ProCyte Dx Hematology Analyzer, the first and only in-house analyzer to combine laser-flow cytometry, optical fluorescence and laminar-flow impedance in its analysis; the original LaserCyte Hematology Analyzer and next generation LaserCyte Dx Hematology Analyzer, launched in 2013, which both use laser-flow cytometry technology in their analysis; and the IDEXX VetAutoread Hematology Analyzer, our original hematology analyzer. In addition, the ProCyte Dx Hematology Analyzer, the LaserCyte Dx Hematology Analyzer and the LaserCyte Hematology Analyzer each have the ability to analyze the components of certain body fluids. We also sell the Coag Dx Analyzer, which permits the detection and diagnosis of blood clotting disorders.

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

Immunoassay Testing Instruments. During the first quarter of 2014, we launched the SNAP Pro Mobile Device, which automatically activates a SNAP test, properly times the run and captures an image of the result. This device improves medical care by allowing veterinarians to share the test results on the SNAP Pro Mobile screen, or via VetConnect PLUS. In addition, the SNAP Pro Mobile Device improves staff efficiency and ensures that all SNAP test runs are captured and entered into the patient record for customer billing.

With multiple-patient testing functionality, the SNAPshot Dx Analyzer provides quantitative measurements of total T4, cortisol and bile acids to assist in the evaluation of thyroid, adrenal and liver function, respectively. The SNAPshot Dx Analyzer also reads, interprets and records the results of many IDEXX rapid assay SNAP tests, including our canine SNAP 4Dx Plus test, feline SNAP FIV/FeLV Combo test, canine SNAP cPL test, feline SNAP fPL test, SNAP Feline Triple test, canine SNAP Heartworm RT test and SNAP Feline proBNP test.

Urinalysis. The IDEXX VetLab UA Analyzer provides rapid, automated capture of semi-quantitative chemical urinalysis and is validated specifically for veterinary use.

IDEXX VetLab Station. The IDEXX VetLab Station (“IVLS”) connects and integrates the diagnostic information from all the IDEXX VetLab analyzers and thus provides reference laboratory information management system capability. IVLS securely connects to the Internet, and in this way enables IDEXX to perform, through its SmartService Solutions wireless services, remote instrument service and software updates to IVLS and certain connected instruments. IVLS also sends all results created on connected instruments instantly to VetConnect PLUS. We sell IVLS as an integral component of the Catalyst Dx, Catalyst One, LaserCyte Dx and ProCyte Dx analyzers, SNAP Pro Mobile Device and also as a standalone hardware platform. The IVLS includes a touch screen user interface to simplify laboratory work flow, connect with a practice management system and send information to run the individual analyzers. IVLS also generates one integrated patient report incorporating all of the lab work generated by the IDEXX VetLab suite, stores, retrieves and analyzes historical patient diagnostics data, including SNAP test results, and sends and receives information from practice management systems, including the IDEXX Cornerstone system, as well as a wide variety of third-party systems.

The SNAP rapid assays are single-use, handheld test kits that can work without the use of instrumentation, although many kits may also be read and recorded automatically by the SNAPshot Dx Analyzer or activated and captured automatically by the SNAP Pro Mobile Device as discussed above. The principal SNAP rapid assay tests are as follows:

Single-Use Canine Tests:

•

SNAP 4Dx Plus, launched during the second quarter of 2012, which tests for the six vector-borne diseases; Lyme disease, Ehrlichia canis, Ehrlichia ewingii, Anaplasma phagocytophilum and Anaplasma platys, and canine heartworm;

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

Outside Reference Laboratory Diagnostic and Consulting Services

We offer commercial reference laboratory diagnostic and consulting services to veterinarians worldwide, including customers in the U.S., Europe, Canada, Australia, Japan, South Africa and South Korea. We have large reference laboratories in Memphis, Tennessee and Leipzig, Germany that are strategically located near large courier hubs. Customers use our services by submitting samples by courier or overnight delivery to one of our facilities. Most test results have same-day or next-day turnaround times. Our reference laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in animals, including all tests that can be run in-clinic at the veterinary practice with our instruments or rapid assays. This menu of tests also includes a number of specialized and proprietary tests that we have developed that allow practitioners to diagnose increasingly relevant diseases and conditions in dogs and cats, including parasites, heart disease, allergies, pancreatitis, diabetes and infectious diseases. Canine vector-borne disease testing volumes are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practice.

In January 2015, we announced an upcoming kidney test SDMA, which utilizes a new renal biomarker to detect the onset of canine and feline kidney disease months or years earlier than traditional methods. We anticipate offering SDMA as part of a standard chemistry panel in North America during the summer of 2015. In the spring of 2015, we plan to introduce Hookworm and Roundworm antigen tests to all fecal panels that already include the Whipworm antigen test. These new intestinal parasite panels detect the presence of intestinal worms left undiagnosed by current methods, finding them earlier in the infection cycle and therefore enabling earlier disease diagnosis and treatment intervention.

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

Customer Information Management and Digital Imaging Systems

Customer Information Management. We develop, market and sell practice management systems, including hardware, software and services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling (including for boarding and grooming), client communication, billing and inventory management. Our principal practice management systems are Cornerstone, DVMAX Veterinary Practice Management Software and IDEXX Animana.  We also support several other practice management systems installed with our customers, including IDEXX Better Choice, IDEXX VPM, IDEXX VetLINK and BeeFree. Our practice management services include Cornerstone Coaching, Practice Profile, VetVault Backup Solution, Payment Solutions and PetDetect Pet Identification System.

In addition, we offer services designed to strengthen the relationship between the veterinarian and the pet owner. We commercially launched Pet Health Network Pro in March 2013, which is a subscription-based service that permits veterinarians to provide online communication and education to pet owners before, during and after each patient visit, thus strengthening the loyalty between a practice and its clients. Further, veterinarians can share VetConnect PLUS testing results directly with pet owners via Pet Health Network Pro. We also offer Pet Health Network 3D, an educational subscription-based service that replaces cumbersome plastic anatomy models with engaging, three-dimension anatomical animations on a desktop or mobile device.  Using this service in the exam room improves client communication and facilitates adherence to veterinarian recommendations.  In September 2014, we acquired Petly Plans, a cloud-based software solution for veterinary practices to customize, manage and monitor a range of monthly payment preventive care plans for their pet owner clients.  Petly Plans complements the Pet Health Network suite of client marketing services by making it easier for practices to increase access to the best care and offer plans that spread the cost of that care – including examinations, vaccines and diagnostics – over the course of a year rather than payment in full upon each visit. Certain of our services are compatible with non-IDEXX practice management systems.

Digital Imaging Systems. Our digital imaging systems capture radiographic images in digital form, replacing traditional x-ray film and the film development process, which generally requires the use of hazardous chemicals and darkrooms. We market and sell three digital imaging systems, our latest generation IDEXX EliteVision Digital Imaging System, the IDEXX I-Vision CR and the IDEXX I-Vision DR system. The newly launched IDEXX EliteVision Digital Imaging System is a wireless system which uses advanced plate technology to capture clear, high-quality images in a short capture time. The IDEXX EliteVision Digital Imaging system is promoted for use as a portable unit in ambulatory veterinary practices, such as equine practices.

Our digital imaging systems employ picture archiving and communication system (“PACS”) software, IDEXX-PACS, allowing for the viewing, manipulation, management, storage and retrieval of the digital images generated by the digital capture plate. This software also permits images from our digital imaging systems to be integrated into patients’ medical records in the Cornerstone system, as well as transferred to other practice management systems. IDEXX I-Vision Mobile is an application that allows veterinarians with the I-Vision DR and IDEXX I-Vision CR systems, as well as our legacy digital radiography systems, to request, view and send images using an iPad®  or an Android™ mobile tablet. This application integrates with our IDEXX-PACS software. In November 2013, we launched the IDEXX ImageBank storage system, a cloud-based image storage solution which provides secure storage for an unlimited number of diagnostic images and is accessible anywhere through VetConnect PLUS.

WATER

We provide innovative testing solutions for easy, rapid and accurate detection and quantification of various microbiological parameters in water, helping to ensure water safety for billions of people around the world.

Our principal products are the Colilert, Colilert-18 and Colisure tests, which simultaneously detect the presence of total coliforms and E. coli in water. These organisms are broadly used as microbial indicators for potential fecal contamination in water. These products utilize nutrient-indicators that produce a change in color or fluorescence when metabolized by target microbes in the sample. Our water tests are used by government laboratories, water utilities and private certified laboratories to test drinking water in compliance with regulatory standards, including U.S. Environmental Protection Agency (“EPA”) standards. The tests also are used in evaluating water used in production processes (for example, in beverage and pharmaceutical applications) and in evaluating bottled water, recreational water, wastewater and water from private wells.

Our Enterolert products detect the presence of enterococci in drinking, waste and recreational waters. Enterococci, bacteria normally found in human and animal waste, are organisms broadly used as microbial indicators for potential fecal contamination in water. Our Pseudalert products detect the presence of Pseudomonas aeruginosa in pool, spa and bottled water. Pseudomonas aeruginosa is a pathogen that can cause “hot-tub rash,” “swimmer’s ear” and potentially fatal infections in individuals with weakened immune systems.  Our Filta-Max and Filta-Max xpress products are used in the detection of Cryptosporidium and Giardia in water. Cryptosporidium and Giardia are parasites that can cause potentially fatal gastrointestinal illness if ingested. We also distribute certain water testing kits manufactured by Thermo Fisher Scientific, Inc. that complement our Cryptosporidium and Giardia  testing products.

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

LIVESTOCK, POULTRY and dairy

We sell diagnostic tests and related instrumentation that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk and food. Our livestock and poultry diagnostic products are purchased by government and private laboratories that provide testing services to cattle, swine and poultry veterinarians, producers and processors. Our principal livestock and poultry diagnostic products include tests for Bovine Viral Diarrhea Virus (“BVDV”) and Porcine Reproductive and Respiratory Syndrome (“PRRS”). BVDV is a common and contagious viral infection that suppresses the immune system, making the animal susceptible to a host of other infections, impacting beef and dairy production yields as a result. PRRS is a contagious virus causing reproductive problems and respiratory diseases in swine. In the fourth quarter of 2012, we launched pregnancy tests for detecting pregnancy in bovine, which provides a means to optimize reproductive efficiency.

Our principal dairy products use our SNAP test format and are used by dairy producers and processors worldwide to detect antibiotic drug residue in milk. Our primary product line is SNAP Beta-Lactam ST, which detects penicillin, amoxicillin, ampicillin, ceftiofur and cephapirin residues, followed by SNAPduo Beta-Tetra ST, which detects certain tetracycline antibiotic residues in addition to those detected by the SNAP Beta Lactam test kits. We also sell SNAP tests for the detection of certain other contaminants in milk, such as Aflatoxin M1.

In the third quarter of 2013, we acquired a Brazilian distributor of certain of our Livestock, Poultry and Dairy products. As part of this acquisition, we acquired the right to distribute product lines of food safety products which provide microbial monitoring and drug residue tests for bovine, poultry and swine producers, meat exporters and pharmaceutical companies.

OTHER

OPTI Medical Systems

Through OPTI Medical Systems, we sell point-of-care analyzers and related consumables for use in human medical hospitals and clinics to measure electrolytes, blood gases, acid-base balance, glucose, lactate, blood urea nitrogen and ionized calcium, and to calculate other parameters such as base excess and anion gap. These OPTI analyzers are used primarily in emergency rooms, operating rooms, cardiac monitoring areas and other locations where time-critical diagnostic testing is performed within the hospital setting. Our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer, which launched in April 2013, contains many new features relative to previous generation blood gas analyzers including customized work flows, faster time to result, improved communication and a multi-level electronic control. Similar to our earlier generation OPTI CCA and OPTI Touch Electrolyte Analyzers, the OPTI CCA-TS2 runs whole blood, plasma and serum samples on single-use disposable cassettes that contain various configurations of analytes. The OPTI R Analyzer runs reusable cassettes in various analyte configurations, and the OPTI LION Stat Electrolyte Analyzer runs single-use electrolyte cassettes.

In addition, OPTI Medical Systems manufactures our VetStat analyzer, an instrument and consumable system that is a member of the IDEXX VetLab suite for the veterinary market, and provides the electrolyte module and dry slide reagents that make up the electrolyte testing functionality of the Catalyst analyzers for our CAG segment.

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

We earned a milestone payment of $3.5 million in 2012 in connection with the achievement of certain sales milestones by the acquirer of our feline insulin product following commercialization of that product. See Note 21 to the consolidated financial statements for the year ended December 31, 2014, included in this Annual Report on Form 10-K, for additional information regarding the restructuring of our pharmaceutical business. Since realignment to the Rapid Assay line of business, we have discontinued the production and sale of the two remaining pharmaceutical product lines. Neither of these product lines is or was a significant contributor to revenue in the Rapid Assay line of business.

MARKETING AND DISTRIBUTION

We market, sell and service our products worldwide through our marketing, customer service, sales and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in all major regions, including Africa, Asia Pacific, Canada, Europe and Latin America.

Generally, we select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. Effective January 1, 2015, we market our companion animal diagnostic products to veterinarians directly in the U.S. Prior to January 1, 2015, we marketed our companion animal diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel and rapid assay test kits and instrument consumables supplied primarily by distributors. Outside the U.S., we sell our companion animal diagnostic products through our direct sales force and, in certain countries, through distributors and other resellers. We sell our veterinary reference laboratory diagnostic and consulting services worldwide generally through our direct sales force. We market our digital radiography products primarily through our direct sales force in the U.S. and Canada.  We market our software products primarily through our direct sales force in the U.S., Canada, Europe and Australia. We market our Water and LPD products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force. We sell our OPTI electrolyte and blood gas analyzers both directly and through independent human medical product distributors in the U.S. and we sell most of the related consumables through the distribution channel. Outside the U.S., we sell our OPTI products primarily through distributors and other resellers.

Historically, our largest customers have been the U.S. distributors of our products in the CAG segment. Our two largest CAG distributors were Henry Schein Animal Health Supply, LLC (“Henry Schein”) and MWI Veterinary Supply, Inc. (“MWI”). Henry Schein accounted for 8% of our 2014 revenue and 9% of our 2013 and 2012 revenue, and  2% and 7% of our net accounts receivable at December 31, 2014 and 2013, respectively. MWI accounted for 8% of our 2014, 2013 and 2012 revenue and 8% and 11% of our net accounts receivable at December 31, 2014 and 2013, respectively. Effective January 1, 2015, most U.S. distributors are no longer our customers as a result of our transition to an all-direct sales strategy in the U.S.

RESEARCH AND DEVELOPMENT

Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our business areas. Our research and development expenses, which consist of salaries, employee benefits, materials and external consulting and development costs, were $98.3 million, $88.0 million and $82.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, or 6.6%, 6.4% and 6.3% of our consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Important patents and licenses include:

•	Patents concerning the SNAP immunoassay platform that expire in 2015;
•

Exclusive licenses from the University of Texas and Tulane University to patents that expire in 2017 and 2019, respectively, relating to reagents and methods for the detection of Lyme disease utilized in certain of our SNAP products and a reference laboratory diagnostic test;

•	An exclusive license from Cornell University to patents covering methods for detecting BVDV that expire beginning in 2017;
•	Patents relating to reagents and methods for the detection of Anaplasma phagocytophilum utilized in certain of our SNAP products that expire beginning in 2017;
•	Patents relating to reagents and methods for the detection of Ehrlichia canis utilized in certain of our SNAP products that expire beginning in 2019;
•	A patent concerning LaserCyte consumables that expires in 2020;
•	Patents concerning Catalyst consumables that expire beginning in 2023; and
•	Patents concerning Catalyst instruments that expire in 2026.

While we consider these proprietary technology rights to be important to the Company, a range of factors help to mitigate the future effects of patent and license expiration on our results of operations and financial position. These factors include our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; our significant know-how, scale and investments related to manufacturing processes of associated product offerings and certain supply arrangements for consumables that are compatible with our instruments. Although the Company had and will have several patents expire during 2014 and 2015,  the expiration of these patents, individually or in the aggregate, is not expected to have a material effect on the Company’s financial position or future operations. In addition, we already face notable competition in certain areas as other companies have been successful in bringing competitive products to market, despite the protections afforded by these proprietary technology rights.

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

Instruments and consumables. Significant products supplied by sole and single source providers include VetTest analyzers and consumables, Catalyst Dx and Catalyst One consumables (other than electrolyte consumables and the fructosamine and T4 slides), LaserCyte and LaserCyte Dx consumables, VetAutoread, VetLyte and ProCyte Dx analyzers and consumables and components of our SNAP Pro Mobile Device.

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

COMPETITION

We compete with many companies ranging from large human pharmaceutical and medical diagnostics companies to small businesses focused on animal health. Our companion animal veterinary diagnostic products and services compete with both reference laboratory service and in-clinic product providers. Our competitors vary in our different markets. In some markets, academic institutions, governmental agencies and other public and private research organizations conduct research activities and may commercialize products or services which could compete with our products, on their own or through joint ventures. Several of our direct and potential competitors have substantially greater capital, manufacturing, marketing, and research and development resources than we do.

Competitive factors in our different business areas are detailed below:

•

Companion animal diagnostic offerings. We compete primarily on the basis of ease of use and speed of our products, diagnostic accuracy, product quality, breadth of our product line and services, technology, information management capability, availability of medical consultation, effectiveness of our sales and distribution channels, quality of our technical and customer service and our pricing relative to the value of our products and services in comparison with competitive products and services. Our major competitors in most geographic locations in North America are Antech Diagnostics, a unit of VCA Inc., Abaxis, Inc., Heska Corporation and Zoetis Inc.  We also compete in international markets with Fujifilm Holdings Corporation, Arkray, Inc. and BioNote, Inc.

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

EMPLOYEES

As of February 6, 2015, we had approximately 6,400 employees.

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

Our Business Lines are Highly Competitive and Our Failure to Successfully Execute Certain Strategies Could Have a Material Negative Impact on Our Growth and Profitability

The companion animal healthcare industry is highly competitive and we anticipate increasing levels of competition from both existing competitors and new market entrants. Our ability to maintain or enhance our growth rates and our profitability depends on our successful execution of many elements of our strategy, including:

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

•

Continuing to expand and develop our companion animal diagnostic sales, marketing, customer support and logistics organizations in the U.S. in support of, among other things, our all-direct sales strategy for our rapid assay kits and instrument consumables (“kits and consumables”) in the U.S.;

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

Our Dependence on Suppliers Could Limit Our Ability to Sell Certain Products or Negatively Affect Our Operating Results

We rely on third-party suppliers to provide components in our products, manufacture products that we do not manufacture ourselves and perform services that we do not provide ourselves, including package-delivery services. Because these suppliers are independent third parties with their own financial objectives, actions taken by them could have a materially negative effect on our results of operations. The risks of relying on suppliers include our inability to enter into contracts with third-party suppliers on reasonable terms, inconsistent or inadequate quality control, relocation of supplier facilities, supplier work stoppages and suppliers’ failure to comply with their contractual obligations. Problems with suppliers could materially negatively impact our ability to supply the market, substantially decrease sales, lead to higher costs or damage our reputation with our customers.

In addition, we currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include the majority of our Catalyst Dx and Catalyst One consumables; ProCyte Dx hematology, IDEXX VetAutoread hematology, VetLyte  electrolyte, VetTest chemistry analyzers and related consumables and accessories; image capture plates used in our digital radiography systems; and certain components and raw materials used in our SNAP rapid assay kits and SNAP Pro Mobile Device, livestock and poultry diagnostic tests, dairy testing products, Catalyst One, LaserCyte and LaserCyte Dx hematology analyzers. To mitigate risks associated with sole and single source suppliers, we seek when possible to enter into long-term contracts that provide for an uninterrupted supply of products at predictable prices. However, some suppliers decline to enter into long-term contracts and we are required to purchase products on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations, and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of products in the future from sole and single source suppliers, we may be unable to supply the market, which could have a material adverse effect on our results of operations.

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

Our Business Sells Many Products through Distributors, which Present Risks that Could Negatively Affect Our Operating Results

We sell many of our products outside of the U.S. through distributors. As a result, we are dependent on these distributors to sell our products and assist us in promoting and creating a demand for our products outside the U.S. Our distributors often offer products from several different companies, and certain of our distributors may carry our competitors’ products and promote our competitors’ products over our own products. We have limited ability, if any, to cause our distributors to devote adequate resources to promoting, marketing, selling and supporting our products. We cannot assure you that we will be successful in maintaining and strengthening our relationships with our distributors or establishing relationships with new distributors who have the ability to market, sell and support our products effectively. We may rely on one or more key distributors for a product or a region, and the loss of these distributors could reduce our revenue. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. In addition, violations of anti-corruption or similar laws by our distributors could have a material impact on our business, and any termination of a distributor relationship may result in increased competition in the applicable jurisdiction. Failing to manage the risks associated with our use of distributors outside of the U.S. may reduce sales, increase expenses and weaken our competitive position, which could have a negative effect on our operating results.

Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results

We face intense competition within the markets in which we sell our products and services and we expect that future competition may become even more intense. Competition could negatively affect our sales and profitability in a number of ways. New competitors may enter our markets and new or existing competitors may introduce new and competitive products and services, which could be superior to our products and services. Some of our competitors and potential competitors may choose to differentiate themselves by offering products and services similar to ours at lower sales prices, which could have an adverse effect on our results of operations through loss of market share or a decision to lower our own sales prices to remain competitive. In addition, our ability to attract and retain customers depends on the effectiveness of our customer marketing and incentive programs and multiple competitors could bundle product and service offerings through co-marketing or other arrangements, which could enhance their ability to compete with our broad product and service offering. With our transition to an all-direct sales strategy for our kits and consumables in the U.S. effective January 1, 2015, we did not renew our distribution agreements with our former key U.S. distribution partners after their expiration at the end of 2014, including exclusive distribution agreements with some of the largest U.S. distributors of companion animal veterinary products. We historically sold significant amounts of our kits and consumables through our former U.S. distribution partners, and two of our previously exclusive U.S. distribution partners joined a third former U.S. distribution partner by beginning to carry competitive instruments, consumables and rapid assay products in the fourth quarter of 2014. The promotion and sale of our competitors’ products by our former U.S. distribution partners may adversely affect the retention of our customers for our kits and consumables and the sales and distribution of our products, which could have an adverse effect on our results of operations. Some of our competitors and potential competitors, including large diagnostic and pharmaceutical companies, also have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development and obtaining regulatory approvals than we do.

Various Government Regulations Could Limit or Delay Our Ability to Market and Sell Our Products or Otherwise Negatively Impact Our Business

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

We are also subject to a variety of federal, state, local and international laws and regulations that govern, among other things, the importation and exportation of products and our business practices in the U.S. and abroad, such as anti-corruption and anti-competition laws. These legal and regulatory requirements differ among jurisdictions around the world and are rapidly changing and increasingly complex. The costs associated with compliance with these legal and regulatory requirements are significant and likely to increase in the future. In addition, any failure to comply with these legal and regulatory requirements could result in fines, penalties and sanctions; suspensions or discontinuations of our ability to manufacture, market or sell our products; and damage to our reputation.

Increase in Corporate Hospital Ownership and Prevalence of Buying Consortiums Could Negatively Affect Our Business

An increasing percentage of veterinary hospitals in the U.S. are owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include Banfield Pet Hospital, National Veterinary Associates and VCA Antech, Inc. A similar trend exists in other countries, such as in the U.K. and Nordic countries and may in the future also develop in other international markets. Furthermore, an increasing percentage of individually-owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums, decisions by larger corporate owners and buying consortiums to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations. In addition, certain corporate owners, most notably VCA Antech, Inc., our primary competitor in the U.S. and Canadian markets for veterinary reference laboratory diagnostic services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally shift all or a large portion of their testing to the reference laboratories operated by these companies. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

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

Our Operations and Reputation May Be Impaired if We, Our Products or Our Services Do Not Comply with Regulations and Policies Regarding Privacy and Protection of User Data

We offer products and services that store and use practice and client information, including practice management systems for veterinary practices (e.g., Cornerstone), online client communication tools and services (e.g., Pet Health Network Pro), and cloud-based technology through VetConnect PLUS that enables veterinarians to access and analyze patients’ diagnostic data from IDEXX in-clinic analyzers, our Rapid Assays and Reference Laboratories in one place. Some of these products and services rely on third-party providers for cloud storage.  We also engage in e-commerce through various IDEXX websites and collect contact and other personal or identifying information from our customers and visitors to our websites.

Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of personal information, including data that we receive from our employees, customers and visitors to our websites and data collected by our customers and others when using our products and services. The costs associated with compliance with these legal and regulatory requirements are significant and likely to increase in the future. In addition, we have and post on our website our own privacy policy concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us or our products and services to protect employee or customer data (including as a result of a breach by or of a third-party provider) or to comply with any privacy-related laws, government regulations or directives or industry self-regulatory principles or our posted privacy policies could result in damage to our reputation or proceedings or actions against us by governmental entities or otherwise, which could have an adverse effect on our business.

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against non-U.S. currencies, and in particular the Euro, British pound, Canadian dollar, Japanese yen and Australian dollar, adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. Approximately 28% of our consolidated revenue for the year ended December 31, 2014 and 26% of our consolidated revenue for each of the years ended December 31, 2013 and 2012 was derived from products manufactured in the U.S. and sold internationally in local currencies. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars.

A Weak Economy Could Result in Reduced Demand for Our Products and Services or Increased Customer Credit Risk

A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of patient visits to veterinary hospitals and the practices of veterinarians with respect to the recommendations for diagnostic testing, as well as pet owner compliance with these recommendations. Economic weakness in our significant markets could cause pet owners to forgo or defer visits to veterinary hospitals or affect their willingness to approve certain diagnostic tests, comply with a treatment plan or, even more fundamentally, continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests, and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments and systems. These conditions, if they continue, could result in a decrease in sales of diagnostic products and services, which could have an adverse effect on our results of operations.

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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the year ended December 31, 2014, approximately 43% of our revenue was attributable to sales of products and services to customers outside the U.S., compared to 42% and 41% for the years ended December 31, 2013 and 2012, respectively. Although we intend to continue to expand our international operations and business, we may not be able to successfully promote, market, sell or distribute our products and services outside the U.S. Various risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations, import/export duties and licensing requirements, natural disasters, unexpected regulatory and economic or political changes in foreign markets, security concerns and local business and cultural factors that differ from our normal standards and practices, including business practices prohibited by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

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

If Our Quarterly or Annual Results of Operations Fluctuate, This Fluctuation May Cause Our Stock Price to Decline

Our prior operating results have fluctuated due to a number of factors, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases, product launches, operating expenditures, customer marketing and incentive programs, changes in foreign currency exchange rates, and litigation and claim-related expenditures; increase in the number and type of competitors; changes in competitors’ product offerings; changes in our sales and distribution model; changes in the economy affecting consumer spending; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors, many of which are beyond our control. If our operating results or projections of future operating results do not meet the expectations of market analysts or investors in future periods, our stock price may fall.

Future Operating Results Could Be Negatively Affected by Changes in Tax Rates, the Adoption of New U.S. or International Tax Legislation or Exposure to Additional Tax Liabilities

We are subject to local, state, regional and federal tax laws in the U.S. and many other international jurisdictions.  Due to economic and political conditions, the various tax rates applied to the earnings of our activities are subject to significant change.  Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation.  Also, we have received tax rulings from various governments that have jurisdictional authority over our operations.  If we are unable to meet the requirements of such agreements, or if they expire or are renewed on less favorable terms, the result could negatively impact our future earnings.  Additionally, the European Commission has opened formal investigations into specific tax rulings granted by several countries to specific taxpayers.  While we believe that our rulings are different than those being discussed, the ultimate resolution of such activities cannot be predicted and could also have an adverse impact on future operating results.

Our income tax filings are regularly under audit by various tax authorities, and the final determination of tax audits could be materially different than that which is reflected in historical income tax provisions and accruals. Significant judgment is required in determining our worldwide provision for income taxes. We regularly assess our exposures related to our worldwide provision for income taxes to determine the adequacy of our provision for taxes. Any reduction in these contingent liabilities or additional assessments would increase or decrease income, respectively, in the period such determination is made.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.PROPERTIES

Our worldwide headquarters is located on a company-owned, 65-acre site in Westbrook, Maine where we occupy a 667,000 square foot building utilized for manufacturing, research and development, marketing, sales and general and administrative support functions. In 2011, we began the construction of an 111,100 square foot administrative building adjacent to our primary facility in Westbrook, Maine, which was completed in August 2013.

Additional property ownership and leasing arrangements with approximate square footage, purpose and location are as follows:

Additional Properties Owned:

•	34,200 square feet of laboratory space located in the U.S., used for our Reference Laboratory Diagnostic and Consulting Services line of business of CAG
•	23,000 square feet of office and laboratory space located in the U.K., used for our Reference Laboratory Diagnostic and Consulting Services line of business of CAG
•	3,100 square feet of laboratory space located in Canada, used for our Reference Laboratory Diagnostic and Consulting Services line of business of CAG

Additional Properties Leased:

•

501,900 total square feet of laboratory, office and warehousing space located throughout the U.S., Europe, Canada, Australia, Asia and South Africa, primarily used for our Reference Laboratory Diagnostic and Consulting Services line of business of CAG

•	114,400 square feet of industrial space in Tennessee for distribution and warehousing related to various lines of business
•	100,100 square feet of distribution, warehousing and office space in the Netherlands, which serves as our European headquarters
•	84,300 square feet of office, manufacturing and warehousing space in Georgia related to our OPTI Medical line of business
•	69,300 square feet of office space in Wisconsin related to our Customer Information Management line of business of CAG
•	67,000 square feet of office space in Maine for Corporate, Customer Service and Information Technology support services
•	52,800 total square feet of office and manufacturing space in France, Switzerland and Brazil related to our Livestock, Poultry and Dairy line of business
•	7,600 square feet of manufacturing space in the U.K. related to our Water line of business

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the symbol IDXX. The following table shows the quarterly range of high and low sale prices per share of our common stock as reported on the NASDAQ Global Select Market for the years 2013 and 2014.

For the Quarter Ended	High	Low

March 31, 2013	$100.81	$90.19
June 30, 2013	92.60	81.57
September 30, 2013	100.37	87.99
December 31, 2013	113.11	99.13

March 31, 2014	129.27	104.64
June 30, 2014	136.13	115.84
September 30, 2014	140.00	113.49
December 31, 2014	153.89	115.12

Holders of Common Stock

As of February 6, 2015, there were 558 holders of record of our common stock. Because the majority of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2014, we repurchased shares of common stock as described below:

1
Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

October 1, 2014 to October 31, 2014	644,140		$119.51	644,140	3,571,483
November 1, 2014 to November 30, 2014	180,507		145.55	178,880	3,392,603
December 1, 2014 to December 31, 2014	313,121		148.30	311,300	3,081,303
Total	1,137,768	(2)	$131.57	1,134,320	3,081,303

(1) As of December 31, 2014, our Board of Directors had approved the repurchase of up to 57 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program was subsequently increased on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010, October 12, 2011, May 7, 2013 and again on July 16, 2014. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended December 31, 2014, and no repurchase programs expired during the period. Repurchases of 1,134,320 shares were made during the three months ended December 31, 2014 in transactions made pursuant to our repurchase program.

(2) During the three months ended December 31, 2014, we received 3,448 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

During the year ended December 31, 2014, we repurchased 4,880,524 shares of our common stock in transactions made pursuant to our repurchase program and received 46,190 shares of common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. See Note 17 to the consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K for further information.

Dividends

We have never paid any cash dividends on our common stock. From time to time our board of directors may consider the declaration of a dividend. However, we have no intention to pay a dividend at this time.

Stock Performance

This graph compares our total stockholder returns, the Standard & Poor’s (“S&P”) MidCap 400 Index, the S&P MidCap 400 Health Care Index and the Total Return Index for the NASDAQ Stock Market (U.S. Companies) prepared by the Center for Research in Security Prices (the “NASDAQ Index”). This graph assumes the investment of $100 on December 31, 2009 in IDEXX’s common stock, the S&P MidCap 400 Index, the S&P MidCap 400 Health Care Index and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2009, 2010, 2011, 2012,  2013 and 2014.

DOLLARS
350
300
250
200
150
100
50
0
12/31/2009
12/31/2010
12/30/2011
12/31/2012
12/31/2013
12/31/2014
S&P MidCap 400 Health Care Index
IDEXX Laboratories, Inc.
Nasdaq Index
S&P MidCap 400 Index

	12/31/2009	12/31/2010	12/30/2011	12/31/2012	12/31/2013	12/31/2014

IDEXX Laboratories, Inc.	$100.00	$129.50	$143.99	$173.62	$199.01	$277.40
S&P MidCap 400 Health Care Index	100.00	123.02	124.31	157.59	229.96	284.43
S&P MidCap 400 Index	100.00	126.64	124.45	146.70	195.84	214.97
NASDAQ Index	100.00	118.02	117.04	137.47	192.62	221.02

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

	For the Years Ended December 31,
	(in thousands, except per share data)
	2014	2013	2012	2011	2010

INCOME STATEMENT DATA:
Revenue	$1,485,807	$1,377,058	$1,293,338	$1,218,689	$1,103,392
Cost of revenue	669,691	620,940	594,190	572,183	524,769
Gross profit	816,116	756,118	699,148	646,506	578,623
Expenses:
Sales and marketing	283,708	243,492	216,962	204,850	179,626
General and administrative	173,890	157,861	137,609	129,389	126,519
Research and development	98,263	88,003	82,014	76,042	68,597
Income from operations	260,255	266,762	262,563	236,225	203,881
Interest expense, net	(13,700)	(3,501)	(1,946)	(1,803)	(1,752)
Income before provision for income taxes	246,555	263,261	260,617	234,422	202,129
Provision for income taxes	64,604	75,467	82,330	72,668	60,809
Net income	181,951	187,794	178,287	161,754	141,320
Less: Net income (loss) attributable to noncontrolling interest	45	(6)	20	(32)	36
Net income attributable to IDEXX Laboratories, Inc. stockholders	$181,906	$187,800	$178,267	$161,786	$141,284
Earnings per share:
Basic	$3.63	$3.53	$3.24	$2.85	$2.45
Diluted	3.58	3.48	3.17	2.78	2.37
Weighted average shares outstanding:
Basic	50,047	53,159	54,985	56,790	57,713
Diluted	50,751	53,985	56,155	58,214	59,559

BALANCE SHEET DATA:
Cash and cash equivalents	$322,536	$279,058	$223,986	$183,895	$156,915
Working capital	(61,508)	174,353	163,204	87,348	175,479
Total assets	1,384,211	1,230,516	1,103,602	1,030,814	897,144
Total long-term debt[1]	350,000	150,359	1,394	2,501	3,418
Total stockholders' equity	117,589	518,214	636,257	539,593	574,281

1  In September 2014, we issued and sold through a private placement an aggregate principal amount of $75 million of 3.72% Senior Notes due September 4, 2026 under a Note Purchase Agreement dated as of July 22, 2014 among the Company, New York Life Insurance Company and the accredited institutional purchasers named therein.

In July 2014, we issued and sold through a private placement an aggregate principal amount of $125 million of senior notes consisting of $75 million of 3.76% Series B Senior Notes due July 21, 2024 and $50 million of 3.32% Series A Senior Notes due July 21, 2021 under a Note Purchase and Private Shelf Agreement among the Company, Prudential Investment Management, Inc. and the accredited institutional purchasers named therein.

In December 2013, we issued and sold through a private placement an aggregate amount of $150 million of senior notes consisting of $75 million of 3.94% Series A Senior Notes due December 11, 2023 and $75 million of 4.04% Series B Senior Notes due December 11, 2025 under a Note Purchase Agreement among the Company and the accredited institutional purchasers named therein. See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about these senior notes.

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

In 2013, we combined the management of our Livestock and Poultry Diagnostics, and Dairy lines of business to more effectively realize the market synergies between the product lines and to achieve operational efficiencies. We refer to this segment as Livestock, Poultry and Dairy (“LPD”). Our OPTI Medical operating segment remains combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. The segment income (loss) from operations discussed within this report for the year ended December 31, 2012 has been retrospectively revised to reflect this change in the composition of our reportable segments. See Note 14 to the consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K for financial information about our segments, including our product and service categories, and our geographic areas.

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

Companion Animal Group

Our strategy is to provide veterinarians with both the highest quality diagnostic information to support more advanced medical care and information management solutions that help demonstrate the value of diagnostics to pet owners and enable efficient practice management. By doing so, we are able to build a mutually successful partnership with our veterinarian customers based on healthy pets, loyal customers and expanding practice revenues.

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

The breadth and complementary nature of our diagnostic solutions also provides us scale in sales and distribution. During 2013, we reorganized our companion animal diagnostic sales organization in North America, transitioning our specialty sales force that represented either in-clinic or outside reference laboratory diagnostics to account representatives who represent all CAG diagnostic modalities. In addition to this reorganization, we increased the size of our sales force resulting in smaller geographically sized sales territories. These changes allowed for more frequent customer contact by a consistent sales professional. We have experienced accelerated revenue growth subsequently to implementing this change.

To further increase our customer reach, effective January 1, 2015 we transitioned to an all-direct sales strategy in the U.S. and did not renew our current annual contracts with our U.S. distribution partners. Under this approach, we take orders, ship product, invoice and receive payment for all rapid assay test kits and instrument consumables in the U.S., aligning with our direct model for instruments, reference laboratory services, and other CAG products and services. We believe these changes will continue to strengthen customer loyalty and help support growth of our diagnostic revenues in North America.

Our diagnostic capabilities generate both recurring and non-recurring revenues.  Revenues related to capital placements of our in-clinic VetLab suite of instruments and our SNAP Pro Mobile Device are non-recurring in nature, while revenues from the associated proprietary VetLab consumables, SNAP rapid assay test kits, outside reference laboratory and consulting services, and extended maintenance agreements and accessories related to our VetLab instruments are recurring in nature. Instrument sales have significantly lower gross margins than those provided by our recurring revenues, especially in the case of VetLab consumables and rapid assay test kits.  Therefore, the mix of nonrecurring and recurring revenues in a particular period will impact our gross margins.

Diagnostic Capital Revenue. Revenues related to the placement of the VetLab suite of instruments are non-recurring in nature, in that the customer will buy an instrument once over its respective product life cycle, but will purchase consumables for that instrument on a recurring basis as they use that instrument for testing purposes. During the early stage of an instrument’s life cycle, we derive relatively greater revenues from instrument placements, while consumable sales become relatively more significant in later stages as the installed base of instruments increases and instrument placement revenues begin to decline. In the early stage of an instrument’s life cycle, placements are made primarily through sales transactions.  As the market for the product matures, an increasing percentage of placements are made in transactions, sometimes referred to as “reagent rentals,” in which instruments are placed at customer sites at little or no cost in exchange for a long-term customer commitment to purchase instrument consumables.

Prior to the Catalyst One instrument launch during November 2014, we pre-sold the instrument under a customer marketing program through which customers preordering a Catalyst One were initially provided with the right to use a Catalyst Dx instrument. Under this marketing program, we deferred $7 million of instrument revenue in 2014, which will not be recognized until delivery of the Catalyst One instrument occurs in 2015.

We place our Catalyst chemistry analyzers through sales, leases, rental and other programs. In addition, we continue to place VetTest instruments through sales, lease, rental and other programs, with substantially all of our revenues from that product line currently derived from consumable sales. As of December 31, 2014, these three chemistry analyzers provided for a combined active installed base of approximately 38,000 units. Approximately half of 2014 Catalyst analyzer placements were to customers that are new to IDEXX, including customers who had been using instruments from one of our competitors, sometimes referred to as competitive accounts. Generally, placement of an instrument with a competitive account is more attractive as the entire consumable stream associated with that placement represents incremental revenue, whereas the consumable stream associated with a Catalyst placement at a VetTest customer substitutes a Catalyst consumable stream for a VetTest consumable stream. We have found that the consumables revenues increase by approximately 25% when a customer upgrades from a VetTest analyzer to a Catalyst analyzer due to the superior capability, flexibility and ease of use of the Catalyst, which leads to additional testing by the customer.

As we continue to experience growth in placements of Catalyst analyzers and in sales of related consumables, we expect this growth to be partly offset by a decline in placements of VetTest analyzers and in sales of related consumables.

The ProCyte Dx analyzer is our latest generation hematology analyzer, which we launched in 2010. In addition we sell the LaserCyte Dx and LaserCyte analyzers and VetAutoread analyzers. As of December 31, 2014, these four hematology analyzers provided for a combined active installed base of approximately 27,000 units. A substantial portion of ProCyte Dx analyzer placements continue to be made at veterinary clinics that elect to upgrade from their LaserCyte analyzer to a ProCyte Dx analyzer. In 2014, slightly less than half of ProCyte placements were made at competitive accounts. We also continue to place a substantial number of LaserCyte Dx and LaserCyte instruments, both new and recertified, as trade-ups from the VetAutoread analyzer and at new and competitive accounts. In 2014, a significant number of LaserCyte instruments that were placed were recertified instruments that had been received in trade in the sale of a ProCyte Dx analyzer. As we continue to experience growth in placements of ProCyte Dx analyzers and in sales of related consumables, we expect this growth to be partly offset by a decline in placements of LaserCyte and VetAutoread analyzers and in sales of related consumables.

We seek to enhance the attractiveness of our SNAP rapid assay tests by providing the SNAP Pro Mobile Device, which activates SNAP tests, properly times the run, captures and saves images of the results and, in conjunction with IVLS, records invoice charges in the patient record. This promotes practice efficiency by eliminating manual entry of test results in patient records and also helps ensure that the services are recorded and accurately invoiced. In addition, SNAP Pro Mobile Device results can be shared with pet owners on the SNAP Pro screen or, in conjunction with IVLS, via VetConnect PLUS. We also sell the SNAPshot Dx, which automatically reads certain SNAP test results and, in conjunction with IVLS, records those results in the electronic medical record. We continue to work on enhancing the functionality of our analyzers to read the results of additional tests from our canine and feline family of rapid assay products.

Prior to 2014, the SNAPshot Dx was our primary in-clinic solution which screened for thyroid disease. With the recent launch of the total thyroxine (“T4”) slide for use with the Catalyst One analyzer, we anticipate a decline in placements of the SNAPshot Dx, although we will continue to service the existing install base.

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

Recurring Diagnostic Revenue. Revenues from our proprietary VetLab consumable products, our SNAP rapid assay test kits, outside reference laboratory and consulting services, and extended maintenance agreements and accessories related to our VetLab instruments are considered recurring in nature. Recurring diagnostic revenue accounts for approximately 71% of our consolidated revenue and is both highly durable and profitable.

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

We derive substantial revenues and margins from the sale of consumables that are used in VetLab instruments and the multi-year consumable revenue stream is significantly more valuable than the placement of the instrument. Our strategy is to increase diagnostic testing within veterinary practices by placing VetLab instruments and increasing instrument utilization of consumables.  Utilization can increase due to a greater number of patient samples being run or to an increase in the number of tests being run per patient sample. Our strategy is to increase both drivers. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of chemistry and hematology testing for a variety of diagnostic purposes, as well as by introducing new testing capabilities that were previously not available to veterinarians. Additionally, we have found that veterinarian adoption of VetConnect PLUS drives utilization by spurring testing across all IDEXX diagnostic modalities. In connection with the purchase of instruments, we also offer protocol-based rebate incentives when customers utilize the broad testing functionality of our analyzers.

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

Profitability from our reference laboratory diagnostic and consulting services is largely the result of our ability to achieve efficiencies from both volume and operational improvements. When possible, we utilize core reference laboratories to service samples from other countries, expanding our customer reach without an associated expansion in our reference laboratory footprint. Start-up laboratories that we open typically will operate at a loss until testing volumes achieve sufficient scale. Acquired laboratories frequently operate less profitably than our existing laboratories and acquired laboratories may not achieve the profitability of our existing laboratory network for several years until we complete the implementation of operating improvements and efficiencies. Therefore, in the short term, new and acquired reference laboratories generally will have a negative effect on our operating margin. Recurring revenue growth is achieved both through increased sales to existing customers and through the acquisition of new customers. We believe the increased number of customer visits resulting from our all-direct sales strategy in the U.S. will lead to increased reference laboratory opportunities with customers who already use one of our in-clinic diagnostic modalities. In recent years, recurring reference laboratory diagnostic and consulting revenues have also been increased through reference laboratory acquisitions, customer list acquisitions, the opening of new reference laboratories, including laboratories that are co-located with large practice customers, and as a result of our up-front customer loyalty programs. Under these arrangements, we provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year agreements to purchase annual minimum amounts of products or services in the future.

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

Customer Information Management and Digital Imaging Systems. Our Cornerstone practice management system provides a superior integrated information solution, backed by exceptional customer support and education, to allow the veterinarian to practice better medicine and achieve the practice’s business objectives, including a quality client experience, staff efficiency and practice profitability. We differentiate our practice management systems through enhanced functionality, ease of use and connectivity with in-clinic VetLab instruments and outside reference laboratory test results. Our client communication services create more meaningful pet owner experiences through personalized communication. Pet Health Network Pro online client communication and education service complements the entire IDEXX product offering by educating pet owners and building loyalty through engaging the pet owner before, during and after the visit, thereby building client loyalty and driving more patient visits.

Our digital imaging systems offer a convenient system that provides superior image quality and software capability that enables sharing of these images with clients virtually anywhere and enhanced diagnostic features and customer workflow, backed by the same customer support provided for our other products and services in CAG.

Water

Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers primarily consist of water utilities, government laboratories and private certified laboratories that highly value strong relationships and customer support. Sales of water testing products outside of the U.S. represented 52% of total water product sales in 2014, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for compliance testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program that involves applying for regulatory approvals in a number of countries, primarily in Europe. Further, we seek to receive regulatory approvals from governing agencies as a means to differentiate our products from the competition.

Livestock, Poultry and Dairy

We develop, manufacture, market and sell a broad range of tests for various cattle, swine and poultry diseases and conditions, and have active research and development and in-licensing programs in this area. Our strategy is to offer proprietary tests with superior performance characteristics for use in government programs to control or eradicate disease and disease outbreaks and in livestock and poultry producers’ disease and reproductive management programs. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated at a later time. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. In addition, increases in government funding may lead to increased demand for certain products and budgetary constraints may lead to decreased demand for certain products. As result, the performance of this business can fluctuate.

Our strategy in the dairy testing business is to develop, manufacture and sell antibiotic residue and contaminant testing products that satisfy applicable regulatory requirements or dairy processor standards for testing of milk and provide reliable field performance. The manufacture of these testing products leverages the SNAP platform as well as the manufacturing equipment of our rapid assay business, incorporating customized reagents for antibiotic and contaminant detection. To successfully increase sales of dairy testing products, we believe that we need to increase penetration in dairy processors and develop product line enhancements and extensions.

We also distribute food safety products, including Randox Food Diagnostics, a wide range of cost effective ELISAs, sensitive and reproducible diagnostic assays, for the detection of multiple compounds in one test based on a multi-analyte quantitative screening drug residue analyzer called the Evidence Investigator. Our technology for food safety screening reduces the number of samples sent to confirmation laboratories, lowering costs on expensive confirmation tests. We believe distributing food safety products provides us opportunities at a later stage in the food value chain.

In 2014, approximately 90% of our sales in this business were from markets outside of the U.S., most notably Europe and China. The performance of the business is particularly subject to the various risks that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”

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

In 2014, approximately 83% of our sales in the OPTI Medical Systems business were from markets outside of the U.S., most notably Asia and Europe. The performance of the business is particularly subject to the various risks that are associated with doing business internationally. See “Part I, Item 1A. Risk Factors.”

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

Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. See Note 2(i) to the consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

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

Customer Programs. We record reductions to revenue related to customer marketing and incentive programs, which include end-user rebates and other volume-based incentives. Incentives may be provided in the form of IDEXX Points, credits or cash and are earned by end users upon achieving defined volume purchases or utilization levels or upon entering an agreement to purchase products or services in future periods. The summary of revenue reductions presented below reflects all revenue reductions recorded for the year for each particular program. These amounts are presented on a net basis when applicable, which accounts for any differences between estimates and actual incentives earned for the relevant customer marketing or incentive program. These differences have been insignificant in all quarterly or annual periods. Our most significant customer programs are categorized as follows:

Customer Loyalty Programs. Our customer loyalty programs offer customers the opportunity to earn incentives on a variety of IDEXX products and services as those products and services are purchased and utilized. Revenue reductions related to customer loyalty programs are recorded based on the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future.

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches its agreement, it is required to refund a prorated portion of the up-front cash or IDEXX Points, among other things. These incentives are considered to be customer acquisition costs and are capitalized and recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase IDEXX VetLab instruments, digital imaging systems or Cornerstone practice management systems, product revenue and cost is deferred and recognized over the term of the customer agreement as products and services are provided to the customer. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2014, 2013 and 2012, impairments of customer acquisition costs were immaterial.

IDEXX Instrument Marketing Programs. Our instrument marketing programs require the customer to enroll at the time of instrument purchase and offer customers the opportunity to earn incentives in future periods based on the volume of the products they purchase and utilize over the term of the program. These arrangements are considered MEAs in accordance with our revenue recognition policy stated above. Revenue reductions related to instrument marketing programs are recorded based on an estimate of customer purchase and utilization levels and the incentive the customer will earn over the term of the program. Our estimates are based on historical experience and the specific terms and conditions of the marketing program and require us to apply judgment to approximate future product purchases and utilization. Differences between our estimates and actual incentives earned are accounted for as a change in estimate. These differences were not material for the years ended December 31, 2014, 2013 and 2012. At December 31, 2014, a 5% change in our estimate of future customer utilization would increase or reduce revenue by approximately $0.4 million.

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

IDEXX Points may be applied against the purchase price of IDEXX products and services purchased in the future or applied to trade receivables due to us. IDEXX Points that have not yet been used by customers are classified as a liability until use or expiration occurs. We estimate the amount of IDEXX Points expected to expire, or breakage, based on historical expirations and we recognize the estimated benefit of breakage in proportion to actual redemptions of IDEXX Points by customers. On November 30 of each year, unused IDEXX Points earned before January 1 of the prior year generally expire and any variance from the breakage estimate is accounted for as a change in estimate. This variance was not material for the years ended December 31, 2014, 2013 and 2012.

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

Following is a summary of revenue reductions, net recorded in connection with our customer programs for the years ended December 31, 2014, 2013 and 2012  (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Revenue Reductions Recorded, Net
Customer Loyalty Programs, net (1)	$14,800	$16,193	$17,332
Up-Front Customer Loyalty Programs	13,089	9,937	8,704
IDEXX Instrument Marketing Programs, net (1)	24,158	17,885	15,686
Other Customer Programs, net (1)	2,796	2,733	578
Total revenue reductions, net	$54,843	$46,748	$42,300

(1)	Revenue reduction is provided on a net basis, which accounts for any differences between estimates and actual incentives earned.

Accrued customer programs are included within accrued liabilities and other long-term liabilities, depending on the anticipated settlement date, in the consolidated balance sheets included in this Annual Report on Form 10-K. Following is a summary of changes in the accrual for estimated revenue reductions attributable to customer programs and the ending accrued customer programs balance for the years ended December 31, 2014, 2013 and 2012  (in thousands):

	For the Years Ended December 31,
	2014	2013	2012

Accrued Customer Programs:
Balance, beginning of the year	$39,345	$36,625	$37,767
Revenue reductions for Customer Loyalty Programs, net (1)	14,800	16,193	17,332
Up-Front Customer Loyalty Program Awards issued as IDEXX Points	20,315	8,019	8,215
Revenue reductions for IDEXX Instrument Marketing Programs, net (1)	24,158	17,885	15,686
Revenue reductions for Other Customer Programs, net (1)	2,796	2,733	578
IDEXX Points redeemed and credits issued	(52,035)	(40,783)	(41,832)
Breakage	(421)	(1,044)	(1,135)
Exchange impact on balances denominated in foreign currency	(805)	(283)	14
Balance, end of year	$48,153	$39,345	$36,625

(1)	Revenue reduction is provided on a net basis, which accounts for any differences between estimates and actual incentives earned.

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

Valuation of Goodwill and Other Intangible Assets

A significant portion of the purchase price for acquired businesses is generally assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a quoted price in an active market for the identical asset is not readily available at the measurement date, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When material, we utilize independent valuation experts to advise and assist us in determining the fair values of the identified intangible assets acquired in connection with a business acquisition and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair value of acquired net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. We assess contingent consideration to determine if it is part of the business combination or if it should be accounted for separately from the business combination in the postcombination period. Contingent consideration  is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value of contingent consideration are recognized in earnings.

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

In the fourth quarter of 2014, we elected to bypass the qualitative approach and instead proceeded directly to step one of the two-step impairment test to assess the fair value of all of our reporting units.

As part of step one of the two-step impairment test, we estimate the fair values of applicable reporting units using an income approach based on discounted forecasted cash flows. We make significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. In addition, we make certain assumptions in allocating shared assets and liabilities to individual reporting units in determining the carrying value of each reporting unit. As of September 30, 2014, the date that we performed our assessment of goodwill for impairment, the total aggregate fair value of the reporting units approximated the Company’s market capitalization. Valuation assumptions reflect our projections and best estimates, based on significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. The results of our goodwill impairment test indicate an excess of estimated fair value over the carrying amount for each of our reporting units by a range of approximately $12.0 million to $2.1 billion and 125% to 1063% of the reporting unit’s carrying value.

While we believe that the assumptions used to determine the estimated fair values of each of our reporting units are reasonable, a change in assumptions underlying these estimates could result in a material negative effect on the estimated fair value of the reporting units. Our fair value estimate assumes the achievement of future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. We use forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlooks for our reporting units. Actual results may differ from those assumed in our forecasts. The discount rate is based on a weighted average cost of capital derived from industry peers. Changes in market conditions, interest rates, growth rates, tax rates, costs, pricing or the discount rate would affect the estimated fair values of our reporting units and could result in a goodwill impairment charge in a future period. No goodwill impairments were identified during the years ended December 31, 2014, 2013 or 2012.

A prolonged economic downturn in the U.S. or internationally resulting in lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry specific events or circumstances could have a negative impact on our reporting units and may also reduce the fair value of our reporting units. Should such events occur and it becomes more likely than not that a reporting unit’s fair value has fallen below its carrying value, we will perform an interim goodwill impairment test, in addition to the annual impairment test. Future impairment tests may result in an impairment of goodwill, depending on the outcome of future impairment tests. An impairment of goodwill would be reported as a non-cash charge to earnings.

We assess the realizability of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to write the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset and applying a risk-adjusted discount rate. No material impairments of intangible assets were identified during the years ended December 31, 2014, 2013 and 2012.

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. The risk-free interest rate is based on the U.S. Treasury yield for a duration similar to the expected term at the date of grant. We have never paid any cash dividends on our common stock and we have no intention to pay a dividend at this time; therefore, we assume that no dividends will be paid over the expected terms of option awards. We determine the assumptions to be used in the valuation of option grants as of the date of grant. As such, we use different assumptions during the year if we grant options at different dates. Substantially all of our options granted during the years ended December 31, 2014, 2013 and 2012 were granted in the first quarter of each year. The weighted average of each of the valuation assumptions used to determine the fair value of each option grant during each of the previous three years is as follows:

	For the Years Ended December 31,
	2014	2013	2012

Expected stock price volatility	28%	32%	34%
Expected term, in years (1)	5.7	4.9	4.6
Risk-free interest rate	1.5%	1.0%	0.8%

(1)	Options granted after May 8, 2013 have a contractual term of ten years. Options granted between January 1, 2006 and May 8, 2013 have contractual terms of seven years.

Changes in the subjective input assumptions, particularly for the expected stock price volatility and the expected term of options, can materially affect the fair value estimate. Our expected stock price volatility assumption is based on the historical volatility of our stock over a period similar to the expected term and other relevant factors. Lower estimated volatility reduces the fair value of a stock option, while higher estimated volatility has the opposite effect. The total fair value of stock options granted during the year ended December 31, 2014 was $10.7 million. If the weighted average of the stock price volatility assumption was increased or decreased by 1%, the total fair value of stock options awarded during the year ended December 31, 2014 would have increased or decreased by approximately $0.3 million and the total expense recognized for the year ended December 31, 2014 for options awarded during the same period would have increased or decreased by less than $0.1 million.

We derive the expected term assumption for stock options based on historical experience and other relevant factors concerning expected behavior with regard to option exercises. The expected term is determined using a consistent method at each grant date. A longer expected term assumption increases the fair value of stock option awards, while a shorter expected term assumption has the opposite effect. If the weighted average of the expected term was increased or decreased by one year, the total fair value of stock options awarded during the year ended December 31, 2014 would have increased or decreased by approximately $1.0 million and the total expense recognized for the year ended December 31, 2014 for options awarded during 2014 would have increased or decreased by $0.2 million.

Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which ranges from one to five years, depending on the award. Share-based compensation expense is based on the number of awards ultimately expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors; share-based compensation expense is adjusted annually for actual results. Total share-based compensation expense for the year ended December 31, 2014 was $18.1 million, which is net of a reduction of $3.2 million for actual and estimated forfeitures. Fluctuations in our overall employee turnover rate may result in changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience and, therefore could have a significant unanticipated impact on share-based compensation expense.

Modifications of the terms of outstanding awards may result in significant increases or decreases in share-based compensation. There were no material modifications to the terms of outstanding options, restricted stock units or deferred stock units during 2014, 2013 or 2012.

The fair value of stock options, restricted stock units, deferred stock units and employee stock purchase rights issued during the years ended December 31, 2014, 2013 and 2012 totaled $24.0 million, $22.2 million and $18.2 million, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at December 31, 2014 was $35.9 million, which will be recognized over a weighted average period of approximately 1.6 years.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.

On a quarterly basis, we assess our current and projected earnings by jurisdiction to determine whether or not our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in a particular jurisdiction in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A reduction of net income before taxes in each subsidiary equal to 5% of revenue, compared to the corresponding reported amounts for the year ended December 31, 2014, would not result in the recognition of material incremental valuation allowances.

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

Our net taxable temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of one percentage point in our anticipated U.S. state income tax rate would cause us to decrease our net deferred tax liability balance by $0.2 million. This decrease in the net deferred liability would increase net income in the period that our rate was adjusted. Likewise, a decrease of one percentage point to our anticipated U.S. state income tax rate would have the opposite effect.

We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made.

We consider the majority of the operating earnings of non-U.S. subsidiaries to be indefinitely invested outside the U.S. The cumulative earnings of these subsidiaries were $431.7 million at December 31, 2014, of which approximately $321.5 million was held in cash and cash equivalents as of December 31, 2014. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of non-U.S. subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable.  For the operating earnings not considered to be indefinitely invested outside the U.S. we have accounted for the tax impact on a current basis.

We record a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more likely than not be sustained. For positions that we believe that it is more likely than not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. Our net liability for uncertain tax positions was $6.1 million and $6.6 million as of December 31, 2014 and 2013, respectively, which includes estimated interest expense and penalties.

RESULTS OF OPERATIONS AND TRENDS

Effects of Certain Factors on Results of Operations

Distributor Purchasing and Inventories. The instrument consumables and rapid assay products in our CAG segment were sold in the U.S. and continue to be sold in certain other geographies by third party distributors, who purchase products from us and sell them to veterinary practices, which are the end users. As a result, distributor purchasing dynamics have an impact on our reported sales of these products. Distributor purchasing dynamics may be affected by many factors and in a given period may not be directly related to underlying end-user demand for our products. Consequently, reported results may reflect fluctuations in inventory levels held at distributors and not necessarily reflect changes in underlying end-user demand. Therefore, we believe it is important to track distributor sales to end users and to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on reported revenue.

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

Effective January 1, 2015, we fully transitioned to an all-direct sales strategy in the U.S. and did not renew our existing contracts with our former key U.S. distribution partners after their expiration at the end of 2014. Under this approach, we take orders, ship product, invoice and receive payment for all rapid assay test kits and instrument consumables in the U.S., aligning with our direct model for instruments, reference laboratory services, and other CAG products and services.

We incurred transition costs to implement this all-direct sales strategy in the U.S., including approximately $5 million in incremental expense during the year ended December 31, 2014 resulting from the ramp up of sales and operating resources. We also incurred $9.5 million in non-recurring expenses during the year ended December 31, 2014 associated with project management and other one-time costs required to implement this new strategy. Further, we incurred one-time transitional impacts related to the drawdown of distributor inventory in the fourth quarter of 2014, resulting in a reduction in revenue and operating profit of $25 million and $21 million, respectively.

During the three months ended December 31, 2014, we began recognizing revenue on rapid assay kits and instrument consumables upon delivery to end users in the U.S., instead of at distribution. We continue to expect to capture an additional $50 million to $55 million in annual revenue on these direct sales. We estimate that annual operating profit associated with this incremental revenue stream will increase approximately $5 million to $8 million in 2015 and will continue to provide accretive benefits that will scale over time based on our expected future growth rates. Also as a result of the transition to an all-direct sales strategy in the U.S., we anticipate increased working capital demands of approximately $15 million to $20 million, including inventory costs previously held by our distributors and incremental accounts receivable resulting from a potentially longer elapsed time to collect our receivables.

Currency Impact.  Approximately 28% of our consolidated revenue for the year ended December 31, 2014 and 26% of our consolidated revenue for each of the years ended December 31, 2013 and 2012 was derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues. See Item 7A. “Quantitative and Qualitative Disclosure About Market Risks” included in this Annual Report on Form 10-K for additional information regarding currency impact.

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

During the twelve months ended December 31, 2014, compared to the twelve months ended December 31, 2013, changes in foreign currency exchange rates decreased total company revenue by approximately $8.3 million, due primarily to the strengthening of the U.S. dollar against the Canadian dollar, Australian dollar and Japanese yen, partly offset by a weakening of the U.S. dollar against the British pound.

During the twelve months ended December 31, 2013, compared to the twelve months ended December 31, 2012, changes in foreign currency exchange rates decreased total company revenue by approximately $9.5 million, due primarily to the strengthening of the U.S. dollar against the Japanese yen and the Australian dollar.

Effects of Economic Conditions. Demand for our products and services is vulnerable to changes in the economic environment, including slow economic growth, high unemployment and credit availability. Negative or cautious consumer sentiment can lead to reduced or delayed consumer spending, resulting in a decreased number of patient visits to veterinary clinics. Unfavorable economic conditions can impact sales of instruments, digital radiography and practice management systems, which are larger capital purchases for veterinarians. Additionally, economic turmoil can cause our customers to remain sensitive to the pricing of our products and services. We monitor patient visits and clinic revenue data provided by a subset of our CAG customers. Although limited and susceptible to short-term impacts such as weather, we believe that this data provides a fair and meaningful long-term representation of the trend in patient visit activity in the U.S., providing us insight regarding demand for our products and services. We believe the overall trends in patient visits and capital investments since the beginning of the economic downturn in 2008 have had a slightly negative impact on our CAG segment revenue growth rates. Although the rate of growth has not been steady, we have seen an improvement in growth of patient visits since the beginning of 2012.

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

Effects of Patent Expiration. Although the Company had and will have several patents and licenses of patents and technologies from third parties expire during 2014 and 2015, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on the Company’s financial position or future operations due to a range of factors including our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; and our significant know-how, scale and investments related to manufacturing processes of associated product offerings.

Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

Revenue

The following revenue analysis and discussion focuses on organic revenue growth. Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the twelve months ended December 31, 2014, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates and acquisitions. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

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

Total Company. The following table presents revenue by operating segment:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2014	2013	Change	Change	Currency	Acquisitions	Growth

CAG	$1,236,855	$1,150,169	$86,686	7.5%	(0.8%)	0.3%	8.0%
Water	94,725	87,959	6,766	7.7%	(0.4%)	1.0%	7.1%
LPD	127,388	113,811	13,577	11.9%	(0.7%)	4.0%	8.6%
Other	26,839	25,119	1,720	6.8%	-	-	6.8%
Total	$1,485,807	$1,377,058	$108,749	7.9%	(0.7%)	0.6%	8.0%

We transitioned to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, resulting in a drawdown of distributors’ inventory levels which reduced both reported CAG and Total Company revenue growth by 2%.

U.S. and International Revenue. The following table provides further analysis of total company revenue by U.S. markets and non-U.S., or international, markets:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2014	2013	Change	Change	Currency	Acquisitions	Growth

United States	$848,925	$802,346	$46,579	5.8%	-	0.1%	5.7%
International	636,882	574,712	62,170	10.8%	(1.7%)	1.3%	11.2%
Total	$1,485,807	$1,377,058	$108,749	7.9%	(0.7%)	0.6%	8.0%

The increase in both U.S. and international revenues was primarily driven by CAG Diagnostics recurring revenue.  The increase in international revenues was driven by strong growth in Europe and Asia-Pacific markets, most significantly from the United Kingdom, Germany, China, Australia and France. We transitioned to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, resulting in a drawdown of distributors’ inventory levels which reduced reported U.S. revenue growth by 3%. The impact of changes in distributors’ inventory levels did not have a significant impact on reported international revenue growth.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2014	2013	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics recurring revenue:	$1,053,410	$973,886	$79,524	8.2%	(0.7%)	0.3%	8.6%
VetLab consumables	341,397	312,457	28,940	9.3%	(0.6%)	-	9.9%
VetLab service and accessories	53,383	50,675	2,708	5.3%	(0.8%)	-	6.1%
Rapid assay products	165,647	169,547	(3,900)	(2.3%)	(0.4%)	-	(1.9%)
Reference laboratory diagnostic and consulting services	492,983	441,207	51,776	11.7%	(0.9%)	0.5%	12.1%
CAG Diagnostics capital instruments	79,626	83,492	(3,866)	(4.6%)	(1.2%)	-	(3.4%)
Customer information management and digital imaging systems	103,819	92,791	11,028	11.9%	(0.5%)	0.5%	11.9%
Net CAG revenue	$1,236,855	$1,150,169	$86,686	7.5%	(0.8%)	0.3%	8.0%

The increase in CAG Diagnostics recurring revenue was due primarily to increased volumes and higher realized prices in both our reference laboratory diagnostic services and our VetLab consumables.  The drawdown of inventory held by distributors, as a result of our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, reduced reported CAG Diagnostics recurring revenue by 3%.

VetLab consumables revenue growth was due primarily to higher unit volumes. The increase in unit volumes resulted primarily from growth of our installed base of Catalyst and ProCyte Dx instruments as a result of new customer acquisitions, as well as an increase in testing from existing customers, including those who upgraded to these instruments. Additionally, VetLab consumables revenue benefited from higher average unit sales prices resulting from price increases. These favorable impacts were partly offset by lower consumables volumes from our VetTest chemistry instrument as customers continue to upgrade from our VetTest instrument to our Catalyst instruments. The drawdown of inventory held by distributors, resulting from our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, reduced reported consumables revenue growth by 5%.

VetLab service and accessories revenue growth was primarily a result of the increase in our installed base of instruments.

The decrease in rapid assay revenue was due primarily to the drawdown of inventory held by distributors as we transitioned to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, which reduced reported rapid assay revenue growth by 7%. This unfavorable factor was partly offset by higher sales of both our canine and feline testing products, resulting from both an increase in U.S. practice-level sales volumes and higher average unit sales prices.

The increase in reference laboratory diagnostic and consulting services revenue was due primarily to the impact of higher volumes throughout our worldwide network of laboratories resulting from increased testing from existing customers, the acquisition of new customers and improved customer retention. Additionally, the increase in revenue was favorably impacted by higher average unit sales prices due to price increases.

The decrease in CAG Diagnostics capital instruments revenue was due primarily to the unfavorable impact of deferred revenue associated with preorders for our Catalyst One analyzer, which we launched during the fourth quarter of 2014 and the impact of lower realized prices. Under our Catalyst One introductory offer, customers are provided with the right to use a Catalyst Dx instrument through the Catalyst One delivery date. As a result, we do not recognize instrument revenue for preorders relating to the Catalyst One introductory offer until the Catalyst One is delivered. These unfavorable impacts were partly offset by higher placements of our Catalyst Dx and ProCyte Dx instruments, primarily in Europe and the Asia-Pacific region, and placements of our SNAP Pro Mobile Device in North America. For the year ended December 31, 2014, the majority of SNAP Pro Mobile Device placements were made under a reagent rental program for which instrument revenue will be recognized with the future sale of consumables.

The increase in customer information management and digital imaging systems revenue was due primarily to a growing Pet Health Network Pro subscriber base, higher support revenue resulting from an increase in our installed base of digital imaging and practice management systems and higher revenue from hardware upgrades as a result of Microsoft ending support for Windows XP.

Water. The increase in Water revenue resulted from higher revenue from our Colilert products and related accessories, due primarily to increased sales volumes worldwide resulting from the acquisition of new customers.

Livestock, Poultry and Dairy. The increase in LPD organic revenue was due primarily to higher sales of certain bovine test products in the Asia-Pacific region, higher volumes in Europe of our milk-based bovine pregnancy test and higher sales of poultry tests in Europe and Latin America. Lower European bovine volumes are expected to reduce revenue by less than $5 million for the year ending December 31, 2015. The acquisition of a Brazilian distributor of our LPD products in the third quarter of 2013 added 4% to reported revenue growth for the year ended December 31, 2014 as compared to the prior year.

Other. The increase in Other revenue was due primarily to higher milestone revenue from our pharmaceutical out-licensing arrangements earned during the year ended December 31, 2014 and higher sales volumes associated with our OPTI Medical consumables and pharmaceutical product line. These favorable impacts were partly offset by lower sales of our OPTI Medical instruments in Latin America.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Year		For the Year
	Ended		Ended
Gross Profit	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2014	Revenue	2013	Revenue	Change	Change

CAG	$665,477	53.8%	$616,335	53.6%	$49,142	8.0%
Water	62,924	66.4%	58,218	66.2%	4,706	8.1%
LPD	79,239	62.2%	62,534	54.9%	16,705	26.7%
Other	14,236	53.0%	12,650	50.4%	1,586	12.5%
Unallocated amounts (1)	(5,760)	N/A	6,381	N/A	(12,141)	(190.3%)
Total Company	$816,116	54.9%	$756,118	54.9%	$59,998	7.9%

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

Companion Animal Group. Gross profit for CAG increased due to higher sales and a slight increase in the gross profit percentage. The increase in gross profit percentage was due primarily to lower overall VetLab product costs and price increases across our CAG Diagnostics recurring revenue portfolio. These favorable factors were partly offset by impacts related to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, including an unfavorable product mix resulting from the inventory drawdown of higher margin rapid assay test kits and VetLab consumables from our U.S. distributors and higher freight and distribution costs.

Water. Gross profit for Water increased due primarily to higher sales. The slight increase in the gross profit percentage was due primarily to a more favorable product mix resulting from higher relative sales of our Colilert products which yield higher margins, lower overall manufacturing costs resulting from  a decrease in materials costs and higher average unit sales prices due to price increases.  These favorable factors were partly offset by the unfavorable impact of currency due primarily to lower relative hedging gains during the year ended December 31, 2014 as compared to the prior year.

Livestock, Poultry and Dairy. Gross profit for LPD increased due to an improvement in the gross profit percentage to 62% from 55% and higher sales. The increase in the gross profit percentage resulted from lower overall manufacturing costs, driven by higher production volumes, a decrease in royalty expense and higher average unit sales prices. The decrease in royalty expense was due primarily to an agreement executed in the first quarter of 2014 with a licensor of patents related to the sale of certain swine tests.

Other. Gross profit for Other increased due to higher sales and an improvement in the gross profit percentage to 53% from 50%. The increase in the gross profit percentage was due primarily to lower overall manufacturing costs in our OPTI Medical business, resulting from a reduction in material costs and higher production volumes, and an increase in milestone revenue related to our pharmaceutical out-licensing arrangements, for which there is no associated costs of revenue. These favorable factors were partly offset by higher cost of service associated with OPTI Medical instruments and a decrease in average unit sales prices on related consumables.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to an increase in certain manufacturing costs and changes in certain currency exchange rates.

The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net unfavorable impact to gross profit as a result of increased manufacturing costs was due to the capitalization of favorable manufacturing variances, primarily within our LPD business, during the year ended December 31, 2014.

In certain geographies where we maintain inventories in currencies other than the U.S. dollar, the product costs reported in our operating segments include our standard cost for products sold, which is stated at the budgeted currency exchange rate from the beginning of the fiscal year. In these geographies, the variances from standard cost for products sold related to changes in currency exchange rates are reported within the caption “Unallocated Amounts.” The U.S. dollar strengthened significantly against the Japanese yen during the year ended December 31, 2013. The strengthening in the value of the U.S. dollar relative to the Japanese yen during the year ended December 31, 2014 was less significant, as compared to the prior year, resulting in a lower favorable variance within Unallocated Amounts relating to the cost of products sold in Japanese yen.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2014	Revenue	2013	Revenue	Change	Change

CAG	$452,368	36.6%	$397,690	34.6%	$54,678	13.7%
Water	23,662	25.0%	20,897	23.8%	2,765	13.2%
LPD	55,024	43.2%	48,375	42.5%	6,649	13.7%
Other	11,757	43.8%	10,245	40.8%	1,512	14.8%
Unallocated amounts	13,050	N/A	12,149	N/A	901	7.4%
Total Company	$555,861	37.4%	$489,356	35.5%	$66,505	13.6%

	For the Year		For the Year
	Ended		Ended
Operating Income	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2014	Revenue	2013	Revenue	Change	Change

CAG	$213,109	17.2%	$218,645	19.0%	$(5,536)	(2.5%)
Water	39,262	41.4%	37,321	42.4%	1,941	5.2%
LPD	24,215	19.0%	14,159	12.4%	10,056	71.0%
Other	2,479	9.2%	2,405	9.6%	74	3.1%
Unallocated amounts	(18,810)	N/A	(5,768)	N/A	(13,042)	(226.1%)
Total Company	$260,255	17.5%	$266,762	19.4%	$(6,507)	(2.4%)

The transition to an all-direct sales strategy in the U.S. within our CAG segment reduced operating profit by $35.3 million during the year ended December 31, 2014. These impacts consisted of a one-time reduction in operating profit related to the drawdown of inventory held by our U.S. distributors, which reduced operating income by $20.8 million, $5.0 million in incremental expenses related to the ramp up of sales and operating resources and approximately $9.5 million of non-recurring expenses during the year ended December 31, 2014.  For the year ended December 31, 2014, adjusted operating income, which is total Company operating income adjusted for the aforementioned transition impacts was approximately $295.6 million and 19.6% of revenue, which represents an increase in adjusted operating income of $24.7 million and 9.1%, as compared to the year ended December 31, 2013, which is adjusted for the 2013 bankruptcy of a third-party service provider of approximately $4.1 million. Adjusted operating income is a non-GAAP financial measure and should be considered in addition to, and not as a replacement for or as a superior measure to, operating income reported in accordance with U.S. GAAP. Management believes that reporting adjusted operating income provides useful information to investors by facilitating easier comparisons of our operating income performance with prior and future periods and to the performance of our peers.

See the subsection above titled “Effects of Certain Factors on Results of Operations – Distributor Purchasing and Inventories” for details regarding anticipated transitional costs related to moving to an all-direct sales strategy for VetLab consumables and rapid assay products and services within our CAG segment in the U.S.

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2014	Revenue	2013	Revenue	Change	Change

Sales and marketing	$244,414	19.8%	$208,991	18.2%	$35,423	16.9%
General and administrative	137,675	11.1%	125,877	10.9%	11,798	9.4%
Research and development	70,279	5.7%	62,822	5.5%	7,457	11.9%
Total operating expenses	$452,368	36.6%	$397,690	34.6%	$54,678	13.7%

The increase in sales and marketing expense resulted from higher personnel-related costs across all major regions, including our North American sales force transformation started in the second half of 2013 and increased commissions resulting from improved sales performance; and non-recurring consulting costs related to the aforementioned implementation of an all-direct sales strategy in the U.S. The increase in general and administrative expense resulted primarily from higher personnel-related costs and, to a lesser extent, depreciation of internal-use software, partly offset by the favorable impact of changes in foreign currency exchange rates. The increase in research and development expense resulted primarily from higher personnel-related costs and increased materials costs, partly offset by lower external consulting and development costs.

Water. The following table presents Water operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2014	Revenue	2013	Revenue	Change	Change

Sales and marketing	$11,494	12.1%	$9,942	11.3%	$1,552	15.6%
General and administrative	9,226	9.7%	8,398	9.5%	828	9.9%
Research and development	2,942	3.1%	2,557	2.9%	385	15.1%
Total operating expenses	$23,662	25.0%	$20,897	23.8%	$2,765	13.2%

The increase in sales and marketing expense was due primarily to higher personnel-related costs and incremental spending on promotional activities. Personnel-related costs included commissions related to improved sales performance, and incremental costs associated with the acquisition of our distributor in South Africa in the fourth quarter of 2013. The increase in general and administrative expense resulted primarily from higher personnel-related costs. The increase in research and development expense was due primarily to higher materials costs.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2014	Revenue	2013	Revenue	Change	Change

Sales and marketing	$25,144	19.7%	$20,972	18.4%	$4,172	19.9%
General and administrative	16,870	13.2%	14,855	13.1%	2,015	13.6%
Research and development	13,010	10.2%	12,548	11.0%	462	3.7%
Total operating expenses	$55,024	43.2%	$48,375	42.5%	$6,649	13.7%

The increase in sales and marketing expense resulted from higher personnel-related costs, including incremental costs associated with the acquisition of a Brazilian distributor in the third quarter of 2013 and commercial team investments worldwide, most significantly in the Asia-Pacific region. The increase in general and administrative expense resulted from incremental costs associated with the acquisition of the Brazilian distributor, primarily personnel-related costs and higher amortization of the acquired intangible assets. The increase in research and development expense was due primarily to higher personnel-related costs.

Other. Operating expenses for Other increased $1.5 million to $11.8 million for the year ended December 31, 2014, as compared to the prior year due primarily to higher personnel-related costs and an increase in external development and consulting costs in our OPTI Medical line of business.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased by $0.9 million to $13.1 million for the year ended December 31, 2014, as compared to the prior year, due primarily to certain foreign exchange losses and an increase in certain personnel-related costs. These unfavorable factors were partly offset by the absence of a $4.1 million loss incurred during the year ended December 31, 2013 resulting from the bankruptcy of a freight payment and audit service provider.

Over the second half of 2014, the U.S. dollar experienced a continued and persistent strengthening relative to all major foreign currencies in which we transact, resulting in realized and unrealized losses on monetary assets, partly offset by gains on liabilities denominated in a currency other than the U.S. dollar.

We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Interest Income and Interest Expense

Interest income was $1.7 million for the year ended December 31, 2014 as compared to $1.9 million for the prior year. The decrease in interest income resulted from our June 2014 disposition of a debt investment and repayment of the related notes receivable, partly offset by increased interest income earned on higher average cash balances. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding the disposition of this strategic investment.

Interest expense was $15.4 million for the year ended December 31, 2014, as compared to $5.4 million for the prior year. The increase in interest expense was due primarily to senior notes that we issued and sold through three private placements between December 2013 and September 2014 in an aggregate principal amount of $350 million. Fixed interest rates on the senior notes range from 3.32% to 4.04%. See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our senior notes.

Provision for Income Taxes

Our effective income tax rate was 26.2% for the year ended December 31, 2014 and 28.7% for the year ended December 31, 2013. The decrease in our effective income tax rate for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was related to higher relative earnings subject to international tax rates that are lower than domestic tax rates, a non-recurring benefit related to the deferral of intercompany profits that were included in prior year tax provisions in error, which is not material to current or prior interim or annual periods, and the resolution of domestic and international tax audits, which resulted in a net reduction in our provision for uncertain tax positions.  These favorable factors were partly offset by a reduction in the benefit from the U.S. research and development (“R&D”) tax credit.  During the three months ended March 31, 2013, legislation in the U.S. retroactively allowed the R&D tax credit for all of 2012 and extended the R&D tax credit through the year ending December 31, 2013.  As a result, in the year ending December 31, 2013 we recorded the benefit of two years of R&D tax credit as compared to the year ending December 31, 2014 in which we have recorded only the benefit related to that year’s activities.

In 2015, it is reasonably possible that we could recognize up to $0.4 million of income tax benefits that have not been recognized at December 31, 2014. The income tax benefits are primarily due to the lapse in the statutes of limitations for various tax jurisdictions.

Twelve Months Ended December 31, 2013 Compared to Twelve Months Ended December 31, 2012

Revenue

The following revenue analysis and discussion focuses on organic revenue growth. Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the twelve months ended December 31, 2013, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates and acquisitions. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

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

U.S. and International Revenue. The following table provides further analysis of total company revenue by U.S. markets and non-U.S., or international, markets:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2013	2012	Change	Change	Currency	Acquisitions	Growth

United States	$802,346	$759,419	$42,927	5.7%	-	0.5%	5.2%
International	574,712	533,919	40,793	7.6%	(1.8%)	0.7%	8.7%
Total	$1,377,058	$1,293,338	$83,720	6.5%	(0.7%)	0.5%	6.7%

The increase in both U.S. and international revenues was primarily driven by CAG Diagnostics recurring revenue. The increase in international revenues was driven by strong growth in Europe and Asia-Pacific markets, most significantly within the Nordic countries as a result of our move to a direct sales model in this region during the first quarter of 2013, Germany and China. The impact of changes in distributors’ inventory levels reduced U.S. revenue growth by approximately 1% and did not have a significant impact on reported international revenue growth.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2013	2012	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics recurring revenue:	$973,886	$896,449	$77,437	8.6%	(0.8%)	0.1%	9.3%
VetLab consumables	312,457	278,818	33,639	12.1%	(0.7%)	-	12.8%
VetLab service and accessories	50,675	48,056	2,619	5.4%	(2.5%)	-	7.9%
Rapid assay products	169,547	162,232	7,315	4.5%	(0.7%)	-	5.2%
Reference laboratory diagnostic and consulting services	441,207	407,343	33,864	8.3%	(0.8%)	0.3%	8.8%
CAG Diagnostics capital instruments	83,492	90,177	(6,685)	(7.4%)	(1.5%)	-	(5.9%)
Customer information management and digital imaging systems	92,791	85,585	7,206	8.4%	(0.3%)	3.1%	5.6%
Net CAG revenue	$1,150,169	$1,072,211	$77,958	7.3%	(0.8%)	0.3%	7.8%

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

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Year		For the Year
	Ended		Ended
Gross Profit	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2013	Revenue	2012	Revenue	Change	Change

CAG	$616,335	53.6%	$561,043	52.3%	$55,292	9.9%
Water	58,218	66.2%	56,133	66.3%	2,085	3.7%
LPD	62,534	54.9%	66,166	59.4%	(3,632)	(5.5%)
Other	12,650	50.4%	10,645	42.3%	2,005	18.8%
Unallocated amounts	6,381	N/A	5,161	N/A	1,220	23.6%
Total Company	$756,118	54.9%	$699,148	54.1%	$56,970	8.1%

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

The increase in sales and marketing expense resulted primarily from higher personnel-related costs, including costs associated with the acquisition of a Brazilian distributor, and increased spending on promotional activities in the Asia-Pacific region. The increase in general and administrative expense was due primarily to costs associated with the acquisition and integration of the Brazilian distributor, a portion of which will not recur, partly offset by lower personnel-related costs and a decrease in intangible asset amortization. Research and development expense during the year ended December 31, 2013 was generally consistent with the prior year.

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

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $4.9 million to $12.1 million for the year ended December 31, 2013 as compared to the prior year due primarily to losses incurred resulting from the bankruptcy of a freight payment and audit service provider (“freight service company”), partly offset by lower legal and other professional fees incurred as a  result of the resolution of the FTC investigation in February 2013 and proceeds received during 2013 in connection with the demutualization of an insurance provider. In March 2013, the freight service company provided notice to us that all freight payment services would cease immediately and that certain amounts paid by us to the freight service company were not subsequently remitted to our freight carriers due to an employee fraud and a breakdown in internal controls, both at the freight service company, concluding in significant losses and the resulting bankruptcy. In response, we recorded a $3.9 million loss related to these unremitted amounts in general and administrative expense during the year ended December 31, 2013. We continue to monitor the freight service company’s bankruptcy proceeding, but we cannot be certain of any recovery at this time.

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

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our unsecured revolving credit facility, which we refinanced in June 2014 by entering into an amended and restated five-year unsecured revolving credit facility in the principal amount of $700 million (the amended and restated credit facility and the previous credit facility are referred to collectively as the “Credit Facility”). In addition, we issued $150 million, $125 million, $75 million and $150 million of our senior notes in December 2013, July 2014, September 2014 and February 2015, respectively. At December 31, 2014 and December 31, 2013, we had $322.5 million and $279.1 million, respectively, of cash and cash equivalents, and negative working capital of ($61.5) million and working capital of $174.4 million, respectively. Additionally, at December 31, 2014, we had remaining borrowing availability of $150 million under our $700 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will be sufficient for the foreseeable future to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of non-U.S. subsidiaries. Changes to this position could have adverse tax consequences. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash balances are generally available without restrictions to fund ordinary business operations outside the U.S. Of our total cash and cash equivalents at December 31, 2014, approximately $321.5 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. As of December 31, 2014, 64% of the cash and cash equivalents held by our foreign subsidiaries was invested in money market funds restricted to U.S. government and agency securities and 36% was held as bank deposits. As of December 31, 2014, approximately 66% of the cash and cash equivalents held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2014	2013

Days sales outstanding (1)	40.6	39.2	40.8	42.8	39.9
Inventory turns (2)	1.7	1.8	1.8	1.8	1.9

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Years Ended December 31,
(dollars in thousands)	2014	2013	Dollar Change

Net cash provided by operating activities	$235,846	$245,996	$(10,150)
Net cash used by investing activities	(80,413)	(86,059)	5,646
Net cash used by financing activities	(103,438)	(102,451)	(987)
Net effect of changes in exchange rates on cash	(8,517)	(2,414)	(6,103)
Net increase in cash and cash equivalents	$43,478	$55,072	$(11,594)

Operating Activities. Cash provided by operating activities was $235.8 million for the year ended December 31, 2014 compared to $246.0 million for the same period in 2013. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $261.6 million for the year ended December 31, 2014 compared to $263.2 million for the same period in 2013, resulting in a reduction in operating cash flows of $1.6 million driven primarily by the decrease in net income, partly offset by higher depreciation and amortization. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $25.8 million during the year ended December 31, 2014, compared to a decrease of $17.2 million for the year ended December 31, 2013, resulting in an incremental increase in cash of $8.6 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Years Ended December 31,
(dollars in thousands)	2014	2013	Dollar Change

Accounts receivable	$(3,626)	$(15,946)	$12,320
Inventories	(38,310)	(1,347)	(36,963)
Other assets	(25,073)	(4,325)	(20,748)
Accounts Payable	6,703	(4,399)	11,102
Accrued liabilities	36,392	16,512	19,880
Deferred revenue	14,195	6,442	7,753
Tax benefit from share-based compensation arrangements	(16,078)	(14,158)	(1,920)
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(25,797)	$(17,221)	$(8,576)

The incremental cash used by inventory during the year ended December 31, 2014 as compared to the prior year was due primarily to support higher expected demand for our CAG diagnostic instruments, as well as higher inventory levels for our kits and consumables to support our all-direct strategy in the U.S. The increase in cash used by other assets during the year ended December 31, 2014 as compared to the prior year was due primarily to higher income taxes receivable resulting from the Tax Increase Prevention Act that was enacted late in the year and the deferred cost of Catalyst instrument placements under our Catalyst One introductory offer launched in the first quarter of 2014. The Tax Increase Prevention Act retroactively extended the R&D tax credit and bonus depreciation and reduced our income taxes due related to the year ended December 31, 2014. The increase in cash provided by accrued liabilities during the year ended December 31, 2014 was greater than the prior year due primarily to the timing of income tax payments, higher accruals related to employee incentive programs, contingent consideration related to business combinations and accrued interest related to higher borrowings under our senior notes at December 31, 2014 as compared to the prior year end. The decrease in cash used by accounts receivable during the year ended December 31, 2014 resulted primarily from the impact of lower revenues in the fourth quarter of 2014 as compared to the fourth quarter of 2013 related to our all-direct strategy in the U.S. The increase in cash provided by accounts payable during the year ended December 31, 2014 as compared to the prior year was due primarily to the timing of vendor payments. The incremental cash provided by deferred revenue for the year ended December 31, 2014 as compared to the prior year was due primarily to sales under our Catalyst One introductory offer.

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

Investing Activities. Cash used by investing activities was $80.4 million for the year ended December 31, 2014 compared to $86.1 million for the same period in 2013. The decrease in cash used by investing activities during the year ended December 31, 2014 was due primarily to reduced capital expenditures, resulting from the completion of our headquarters facility expansion in August 2013, partly offset by incremental cash used to acquire businesses during the year ended December 31, 2014. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our business acquisitions.

Our total capital expenditure plan for 2015 is estimated to be approximately $85 million, which includes capital investments in manufacturing and reference laboratory equipment, investments in internal use software and information technology infrastructure and the renovation and expansion of our facilities and reference laboratories.

Financing Activities. Cash used by financing activities was $103.4 million for  the year ended December 31, 2014 compared to cash used of $102.5 million for the same period in 2013. The increase in cash used to repurchase common stock was offset by higher relative net borrowings under the Credit Facility and a $50 million increase in the issuance of long-term debt during the year ended December 31, 2014 as compared to the prior year.

Cash used to repurchase shares of our common stock increased by $250.4 million during the year ended December 31, 2014 compared to the prior year. From the inception of our share repurchase program in August 1999 to December 31, 2014, we have repurchased 53.9 million shares. During the year ended December 31, 2014, we purchased 4.9 million shares for an aggregate cost of $618.2 million compared to purchases of 4.0 million shares for an aggregate cost of $367.8 million during 2013. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.

As noted above, in June 2014, we refinanced our existing $450 million Credit Facility and increased the principal amount thereunder to $700 million. The Credit Facility matures on June 18, 2019 and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until June 18, 2019, all individual borrowings under the terms of the Credit Facility have a stated term between 30 and 180 days. At the end of each term, the obligation is either repaid or rolled over into a new borrowing. The Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to provide prompt written notice to the syndicate of such an event. Based on the stated term and the existence of the subjective material adverse event clause, this Credit Facility is reflected in the current liabilities section of our consolidated balance sheets. Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.375 percentage points above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate, based on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.375%, based on our leverage ratio.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash provided of $207.0 million during the year ended December 31, 2014 compared to the prior year. At December 31, 2014, we had $549.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation not to exceed 3.5-to-1. At December 31, 2014, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

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

The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At December 31, 2014, we were in compliance with the covenants of the Senior Note Agreements.

Should we elect to prepay the Senior Notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the Senior Notes. The obligations under the Senior Notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreement, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness and cross-acceleration to specified indebtedness.

Other Commitments, Contingencies and Guarantees

Under our workers’ compensation insurance policies for U.S. employees, we have retained the first $300,000, $250,000 and $250,000 in claim liability per incident with aggregate maximum claim liabilities per year of $2.3 million for the year ended December 31, 2014 and $2.0 million for each of the years ended December 31, 2013 and 2012, respectively. We have recognized cumulative expenses of $1.1 million, $0.5 million, and $0.6 million for claims incurred during the years ended December 31, 2014, 2013 and 2012, respectively. Our estimated liability for workers’ compensation was $1.4 million and $1.2 million as of December 31, 2014 and 2013, respectively. Claims incurred during the years ended December 31, 2014 and 2013 are relatively undeveloped as of December 31, 2014. Therefore, it is possible that we could incur additional healthcare and wage indemnification costs beyond those previously recognized up to our aggregate liability for each of the respective claim years. For the years ended on or prior to December 31, 2012, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability in excess of the amounts deemed probable and previously recognized is not material as of December 31, 2014. As of December 31, 2014, we had outstanding letters of credit totaling $1.3 million to the insurance companies as security for these claims in connection with these policies.

Under our current employee healthcare insurance policy for U.S. employees, we retain claims liability risk up to $375,000, $325,000 and $300,000 per incident per year in 2014, 2013 and 2012, respectively. We recognized employee healthcare claim expense of $32.0 million, $29.2 million and $23.0 million during the years ended December 31, 2014, 2013 and 2012, respectively, which includes actual claims paid and an estimate of our liability for the uninsured portion of employee healthcare obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations. Our estimated liability for healthcare claims that have been incurred but not paid as of December 31, 2014 and 2013 was $4.1 million and $4.3 million, respectively.

We have total contingent liabilities outstanding of up to $11.8 million primarily related to the achievement of certain revenue milestones. We have recorded $6.3 million of contingent commitments on our consolidated balance sheet at December 31, 2014. The amount of contingent consideration recorded on our consolidated balance sheet at December 31, 2013 was not material. We have not accrued for $5.5 million of contingent liabilities, related to the acquisition of an intangible asset in 2008, as we do not deem the achievement of associated revenue milestones to be probable of occurring as of December 31, 2014.

We are contractually obligated to make the following payments in the years below:

Contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$480,661	$13,255	$26,510	$26,510	$414,386
Operating leases	77,492	17,228	28,229	16,779	15,256
Purchase obligations (2)	154,947	146,189	5,798	1,840	1,120
Minimum royalty payments	3,265	665	1,091	1,031	478
Total contractual cash obligations	$716,365	$177,337	$61,628	$46,160	$431,240

(1)	Long-term debt amounts include interest payments associated with long-term debt.
(2)

Purchase obligations include agreements and purchase orders to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchase transactions.

These commitments do not reflect unrecognized tax benefits of $5.9 million and deferred compensation liabilities of $2.7 million as of December 31, 2014 as the timing of recognition is uncertain. Refer to Note 11 of the consolidated financial statements for the year ended December 31, 2014 included in this Annual Report on Form 10-K for additional discussion of unrecognized tax benefits.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk consists primarily of foreign currency exchange risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations and inventory supply contracts are in the U.S., but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany purchases and sales of products and we attempt to mitigate this risk through our hedging program described below. Approximately 28% of our consolidated revenue for the year ended December 31, 2014 and 26% of our consolidated revenue for each of the years ended December 31, 2013 and 2012 was derived from products manufactured in the U.S. and sold internationally in local currencies. The functional currency of most of our subsidiaries is their local currency. For two of our subsidiaries located in the Netherlands and Singapore, the functional currency is the U.S. dollar.

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

Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. As of December 31, 2014 and 2013, we were not hedging any specific, significant transactions.

Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2014.  We enter into foreign currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany purchases and sales and for amounts that are equivalent to, or less than, other significant transactions. As a result, no significant ineffectiveness has resulted or been recorded through the statements of operations for the years ended December 31, 2014, 2013 and 2012.  Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchases and sales totaled $186.7 million and $168.3 million at December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, we had $8.1 million of net unrealized gains on foreign currency exchange contracts recorded in accumulated other comprehensive income, net of tax expense.

Our foreign currency exchange risk is comprised of three components: 1) local currency revenues and expenses; 2) the impact of settled hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for 2015, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, a 10% strengthening of the U.S. dollar would reduce operating income by approximately $9 million. The impact of the intercompany and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have.

In June 2014, we refinanced our existing $450.0 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $700 million with a syndicate of multinational banks, which matures on June 18, 2019. We are subject to interest rate risk based on the terms of the Credit Facility to the extent that the London interbank rate (“LIBOR”) or the Canadian Dollar-denominated bankers’ acceptance rate (“CDOR”) increases. Borrowings under the Credit Facility bear interest in the range from 0.875 to 1.375 percentage points (“Credit Spread”) above the LIBOR or the CDOR, dependent on our consolidated leverage ratio, and the interest period terms for the outstanding borrowings, which range from one to six months. As discussed below, we have entered into forward fixed interest rate swaps to mitigate a portion of our interest rate risk in future periods. Borrowings outstanding under the Credit Facility at December 31, 2014 were $549 million at a weighted-average effective interest rate of 1.5%. Based on amounts outstanding and our interest rate swap effective at December 31, 2014, an increase in the LIBOR or the CDOR of 1% would increase interest expense by approximately $4.7 million on an annualized basis.

Beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.36% plus the Credit Spread through June 30, 2016. Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.64% plus the Credit Spread through June 30, 2016. We have designated these swaps as qualifying instruments to be accounted for as cash flow hedges. At December 31, 2014, we had $0.7 million in unrealized losses, net of income tax benefit, on interest rate swaps designated as hedging instruments. See Note 16 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our derivative instruments and hedging activities.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2014, our chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that, at December 31, 2014, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting at December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications with respect to disclosure controls and procedures and internal control over financial reporting of the Company’s chief executive officer and chief financial officer are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Directors, executive officers, compliance with Section 16(a)  of the Exchange Act, our code of ethics and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Proposal One - Election of Directors,” “Directors and Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Corporate Governance Guidelines and Code of Ethics” and “Corporate Governance – Committees of the Board – Audit Committee” in the Company’s definitive Proxy Statement with respect to its 2015 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” “Executive Compensation – Potential Payments Upon Termination or Change-in-Control,” “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s definitive Proxy Statement with respect to its 2015 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement with respect to its 2015 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.  The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Ownership of Common Stock by Directors and Officers” and “Ownership of More Than Five Percent of Our Common Stock” in the Company’s definitive Proxy Statement with respect to its 2015 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Person Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement with respect to its 2015 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Independent Auditors’ Fees” in the Company’s definitive Proxy Statement with respect to its 2015 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

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

AND

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 17, 2015

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2014	2013

ASSETS
Current Assets:
Cash and cash equivalents	$322,536	$279,058
Accounts receivable, net of reserves of $4,306 in 2014 and $3,533 in 2013	152,380	158,038
Inventories	160,342	133,427
Deferred income tax assets	37,689	33,226
Other current assets	86,451	48,957
Total current assets	759,398	652,706
Long-Term Assets:
Property and equipment, net	303,587	281,214
Goodwill	184,450	180,521
Intangible assets, net	65,122	58,844
Other long-term assets, net	71,654	57,231
Total long-term assets	624,813	577,810
TOTAL ASSETS	$1,384,211	$1,230,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,743	$29,941
Accrued liabilities	195,351	148,919
Line of credit	549,000	277,000
Current portion of long-term debt	-	1,035
Current portion of deferred revenue	31,812	21,458
Total current liabilities	820,906	478,353
Long-Term Liabilities:
Deferred income tax liabilities	41,688	33,948
Long-term debt, net of current portion	350,000	150,359
Long-term deferred revenue, net of current portion	21,665	18,427
Other long-term liabilities	32,363	31,215
Total long-term liabilities	445,716	233,949
Total liabilities	1,266,622	712,302

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 101,947 and 101,188 shares in 2014 and 2013, respectively	10,195	10,119
Additional paid-in capital	888,293	825,320
Deferred stock units: Outstanding: 118 and 122 units in 2014 and 2013, respectively	5,066	5,110
Retained earnings	1,675,299	1,493,393
Accumulated other comprehensive (loss) income	(8,071)	13,622
Treasury stock, at cost: 54,574 and 49,649 shares in 2014 and 2013, respectively	(2,453,266)	(1,829,378)
Total IDEXX Laboratories, Inc. stockholders’ equity	117,516	518,186
Noncontrolling interest	73	28
Total stockholders’ equity	117,589	518,214
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,384,211	$1,230,516

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012

Revenue:
Product revenue	$899,412	$854,531	$816,992
Service revenue	586,395	522,527	476,346
Total revenue	1,485,807	1,377,058	1,293,338
Cost of Revenue:
Cost of product revenue	335,046	318,685	305,910
Cost of service revenue	334,645	302,255	288,280
Total cost of revenue	669,691	620,940	594,190
Gross profit	816,116	756,118	699,148

Expenses:
Sales and marketing	283,708	243,492	216,962
General and administrative	173,890	157,861	137,609
Research and development	98,263	88,003	82,014
Income from operations	260,255	266,762	262,563
Interest expense	(15,429)	(5,386)	(3,848)
Interest income	1,729	1,885	1,902
Income before provision for income taxes	246,555	263,261	260,617
Provision for income taxes	64,604	75,467	82,330
Net income	181,951	187,794	178,287
Less: Net income (loss) attributable to noncontrolling interest	45	(6)	20
Net income attributable to IDEXX Laboratories, Inc. stockholders	$181,906	$187,800	$178,267

Earnings per Share:
Basic	$3.63	$3.53	$3.24
Diluted	$3.58	$3.48	$3.17
Weighted Average Shares Outstanding:
Basic	50,047	53,159	54,985
Diluted	50,751	53,985	56,155

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012

Net income	$181,951	$187,794	$178,287
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(29,126)	(4,502)	5,671
Unrealized (loss) gain on investments, net of tax (benefit) expense of ($63), $165 and $68 in 2014, 2013, and 2012, respectively	(107)	279	116
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of tax expense (benefit) of $4,073, $1,555 and ($921) in 2014, 2013 and 2012, respectively	9,542	3,781	(1,651)
Less: reclassification adjustment for gains included in net income, net of tax expense of $756, $679 and $1,623 in 2014, 2013 and 2012, respectively	(2,002)	(1,890)	(3,625)
Unrealized gain (loss) on derivative instruments	7,540	1,891	(5,276)
Other comprehensive (loss) income, net of tax	(21,693)	(2,332)	511
Comprehensive income	160,258	185,462	178,798
Less: comprehensive income (loss) attributable to noncontrolling interest	45	(6)	20
Comprehensive income attributable to IDEXX Laboratories, Inc.	$160,213	$185,468	$178,778

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

								Total IDEXX
						Accumulated		Laboratories,
	Common Stock		Additional	Deferred		Other		Inc.		Total
	Number of Shares	$0.10 Par Value	Paid-in Capital	Stock Units	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity	Noncontrolling Interest	Stockholders’ Equity
Balance January 1, 2012	99,229	$9,923	$702,575	$4,688	$1,127,326	$15,443	$(1,320,376)	$539,579	$14	$539,593

Comprehensive income:
Net income	-	-	-	-	178,267	-	-	178,267	20	178,287
Other comprehensive income, net of tax	-	-	-	-	-	511	-	511	-	511
Total comprehensive income	-	-	-	-	-	-	-	178,778	20	178,798
Repurchases of common stock	-	-	-	-	-	-	(136,808)	(136,808)	-	(136,808)
Common stock issued under stock plans, including excess tax benefit	931	93	38,943	(365)	-	-	-	38,671	-	38,671
Issuance of deferred stock units	-	-	-	142	-	-	-	142	-	142
Vesting of deferred stock units	-	-	(165)	165	-	-	-	-	-	-
Share-based compensation cost	-	-	15,861	-	-	-	-	15,861	-	15,861
Balance December 31, 2012	100,160	$10,016	$757,214	$4,630	$1,305,593	$15,954	$(1,457,184)	$636,223	$34	$636,257

Comprehensive income:
Net income (loss)	-	-	-	-	187,800	-	-	187,800	(6)	187,794
Other comprehensive loss, net of tax	-	-	-	-	-	(2,332)	-	(2,332)	-	(2,332)
Total comprehensive income	-	-	-	-	-	-	-	185,468	(6)	185,462
Repurchases of common stock	-	-	-	-	-	-	(372,194)	(372,194)	-	(372,194)
Common stock issued under stock plans, including excess tax benefit	1,028	103	51,861	(38)	-	-	-	51,926	-	51,926
Issuance of deferred stock units	-	-	-	189	-	-	-	189	-	189
Vesting of deferred stock units	-	-	(259)	259	-	-	-	-	-	-
Share-based compensation cost	-	-	16,504	70	-	-	-	16,574	-	16,574
Balance December 31, 2013	101,188	$10,119	$825,320	$5,110	$1,493,393	$13,622	$(1,829,378)	$518,186	$28	$518,214

Comprehensive income:
Net income	-	-	-	-	181,906	-	-	181,906	45	181,951
Other comprehensive loss, net of tax	-	-	-	-	-	(21,693)	-	(21,693)	-	(21,693)
Total comprehensive income	-	-	-	-	-	-	-	160,213	45	160,258
Repurchases of common stock	-	-	-	-	-	-	(623,888)	(623,888)	-	(623,888)
Common stock issued under stock plans, including excess tax benefit	759	76	45,162		-	-	-	45,238	-	45,238
Settlement of deferred stock units	-	-	-	(332)	-	-	-	(332)	-	(332)
Vesting of deferred stock units	-	-	(218)	218	-	-	-	-	-	-
Share-based compensation cost	-	-	18,029	70	-	-	-	18,099	-	18,099
Balance December 31, 2014	101,947	$10,195	$888,293	$5,066	$1,675,299	$(8,071)	$(2,453,266)	$117,516	$73	$117,589

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012

Cash Flows from Operating Activities:
Net income	$181,951	$187,794	$178,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,888	54,596	52,408
Gain on disposition of pharmaceutical product lines	-	-	(3,500)
Provision for uncollectible accounts	2,035	1,601	1,108
Provision for (benefit of) deferred income taxes	830	2,073	(1,970)
Share-based compensation expense	18,099	16,539	15,952
Other	(160)	614	410
Tax benefit from share-based compensation arrangements	(16,078)	(14,158)	(14,676)
Changes in assets and liabilities:
Accounts receivable	(3,626)	(15,946)	3,487
Inventories	(38,310)	(1,347)	(17,208)
Other assets	(25,073)	(4,325)	3,933
Accounts payable	6,703	(4,399)	(2,898)
Accrued liabilities	36,392	16,512	187
Deferred revenue	14,195	6,442	6,888
Net cash provided by operating activities	235,846	245,996	222,408
Cash Flows from Investing Activities:
Purchases of property and equipment	(60,523)	(77,612)	(57,618)
Proceeds from disposition of pharmaceutical product lines	-	3,500	3,000
Proceeds from sale of equity investment	5,400	-	-
Proceeds from sale of property and equipment	-	-	45
Acquisitions of intangible assets	(175)	(1,024)	(900)
Acquisition of businesses, net of cash acquired	(25,115)	(10,923)	(2,658)
Net cash used by investing activities	(80,413)	(86,059)	(58,131)
Cash Flows from Financing Activities:
Borrowings (payments) on revolving credit facilities, net	272,000	65,000	(31,000)
Issuance of senior notes	200,000	150,000	-
Debt issue costs	(1,406)	(976)	-
Payment of notes payable	(1,394)	(1,107)	(917)
Repurchases of common stock	(618,158)	(367,761)	(132,268)
Proceeds from exercises of stock options and employee stock purchase plans	29,442	38,235	24,166
Tax benefit from share-based compensation arrangements	16,078	14,158	14,676
Net cash used by financing activities	(103,438)	(102,451)	(125,343)
Net effect of changes in exchange rates on cash	(8,517)	(2,414)	1,157
Net increase in cash and cash equivalents	43,478	55,072	40,091
Cash and cash equivalents at beginning of period	279,058	223,986	183,895
Cash and cash equivalents at end of period	$322,536	$279,058	$223,986

Supplemental Disclosures of Cash Flow Information:
Interest paid	$12,284	$5,024	$3,944
Income taxes paid	$60,239	$67,721	$68,921

Supplemental Disclosure of Non-Cash Information:
Market value of common shares received from employees in connection with share-based compensation – see Note 17	$5,809	$4,548	$4,662
Receivable on disposition of pharmaceutical product lines	$-	$-	$3,500

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

We develop, manufacture and distribute products and provide services for the veterinary, bioresearch, water, livestock, poultry and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our principal line of business, which we refer to as our Companion Animal Group (“CAG”) operating segment, provides diagnostic capabilities and information management solutions for the veterinary market as well as and biological materials testing and services for the bioresearch market. Our principal markets for these products and services are the United States (“U.S.”) and Europe, but we also sell to customers and distributors in many other countries around the world. Our Water operating segment provides innovative testing solutions for the quality and safety of water in our principal markets the U.S. and Europe, but we also sell to customers in many other countries around the world. Our Livestock, Poultry and Dairy (“LPD”) operating segment provides diagnostic tests and related instrumentation that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk and food. Our principal market for these tests and products is Europe but we also sell to customers in many other countries around the world. We also operate a smaller operating segment that comprises products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about the OPTI Medical operating segment is combined and presented with our pharmaceutical product line and out-licensing arrangements remaining from our pharmaceutical business in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 14 for additional information regarding our reportable operating segments, products and services and geographical areas.

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

As of December 31, 2013, our reported cash and cash equivalents balances contained restricted cash in the aggregate of $0.7 million securing various obligations. There is no restricted cash on our consolidated balance sheet for the year ended December 31, 2014.

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

Asset Classification	Estimated Useful Life

Land improvements	15 to 20 years
Buildings and improvements	10 to 40 years
Leasehold improvements	Shorter of remaining lease term or useful life of improvements
Machinery and equipment	3 to 8 years
Office furniture and equipment	3 to 7 years
Computer hardware and software	3 to 7 years

We capitalize interest on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. The amount of interest capitalized during the years ended December 31, 2014 and 2013 was not material.

We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll and direct fringe benefits and external direct project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and relate primarily to the determination of performance requirements, data conversion and training. Software developed to deliver hosted services to our customers has been designated as internal use. See Note 6 for further information regarding costs capitalized in connection with software developed for internal use.

(e)Goodwill and Other Intangible Assets

A significant portion of the purchase price for acquired businesses is generally assigned to intangible assets. Intangible assets other than goodwill are initially valued at fair value. If a quoted price in an active market for the identical asset is not readily available at the measurement date, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to IDEXX. The selection of appropriate valuation methodologies and the estimation of discounted cash flows require significant assumptions about the timing and amounts of future cash flows, risks, appropriate discount rates, and the useful lives of intangible assets. When material, we utilize independent valuation experts to advise and assist us in determining the fair values of the identified intangible assets acquired in connection with a business acquisition and in determining appropriate amortization methods and periods for those intangible assets. Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair value of acquired net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. We assess contingent consideration to determine if it is part of the business combination or if it should be accounted for separately from the business combination in the postcombination period. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Changes in fair value of contingent consideration are recognized in earnings.

We provide for amortization primarily using the straight-line method by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Patents	13 to 15 years
Product rights(1)	5 to 15 years
Customer-related intangible assets(2)	5 to 17 years
Noncompete agreements	3 to 7 years

(1)	Product rights comprise certain technologies, intellectual property, licenses and trade names acquired from third parties.
(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.

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

In the fourth quarter of 2014, we elected to bypass the qualitative approach and instead proceeded directly to step one of the two-step impairment test to assess the fair value of all of our reporting units. As part of step one of the two-step impairment test, we estimate the fair values of applicable reporting units using an income approach based on discounted forecasted cash flows. We make significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. In addition, we make certain assumptions in allocating shared assets and liabilities to individual reporting units in determining the carrying value of each reporting unit. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of our reporting units and could result in a goodwill impairment charge in a future period.

No goodwill impairments were identified during the years ended December 31, 2014, 2013 or 2012.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to write the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. No material impairments of our intangible assets were identified during the years ended December 31, 2014, 2013 and 2012. See Note 8 for further information regarding our goodwill and intangible assets.

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

(i)Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:

•

Revenue from substantially all U.S. distributors is recognized upon delivery to the distributor because title and risk of loss remains with IDEXX until the product is delivered. Effective December 31, 2014, we did not renew our existing contracts with our key U.S. distribution partners and transitioned to an all-direct sales strategy for our rapid assay test kits and instrument consumables.  We recognize revenue for the remainder of our customers, including most distributors outside of the U.S., when the product is delivered to the customer, except as noted below.

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

Customer Programs. We record reductions to revenue related to customer marketing and incentive programs, which include end-user rebates and other volume-based incentives. Incentives may be provided in the form of IDEXX Points, credits or cash and are earned by end users upon achieving defined volume purchases or utilization levels or upon entering an agreement to purchase products or services in future periods. Our most significant customer programs are categorized as follows:

Customer Loyalty Programs. Our customer loyalty programs offer customers the opportunity to earn incentives on a variety of IDEXX products and services as those products and services are purchased and utilized. Revenue reductions related to customer loyalty programs are recorded based on the actual issuance of incentives, incentives earned but not yet issued and estimates of incentives to be earned in the future.

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches its agreement, it is required to refund a prorated portion of the up-front cash or IDEXX Points, among other things. These incentives are considered to be customer acquisition costs and are capitalized and recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase IDEXX VetLab instruments, digital imaging systems or Cornerstone practice management systems, product revenue and cost is deferred and recognized over the term of the customer agreement as products and services are provided to the customer. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2014, 2013 and 2012, impairments of customer acquisition costs were immaterial.

IDEXX Instrument Marketing Programs. Our instrument marketing programs require the customer to enroll at the time of instrument purchase and offer customers the opportunity to earn incentives in future periods based on the volume of the products they purchase and utilize over the term of the program. These arrangements are considered MEAs in accordance with our revenue recognition policy stated above. Revenue reductions related to instrument marketing programs are recorded based on an estimate of customer purchase and utilization levels and the incentive the customer will earn over the term of the program. Our estimates are based on historical experience and the specific terms and conditions of the marketing program and require us to apply judgment to approximate future product purchases and utilization. Differences between our estimates and actual incentives earned are accounted for as a change in estimate. These differences were not material for the years ended December 31, 2014, 2013 and 2012.

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

IDEXX Points may be applied against the purchase price of IDEXX products and services purchased in the future or applied to trade receivables due to us. IDEXX Points that have not yet been used by customers are classified as a liability until use or expiration occurs. We estimate the amount of IDEXX Points expected to expire, or breakage, based on historical expirations and we recognize the estimated benefit of breakage in proportion to actual redemptions of IDEXX Points by customers. On November 30 of each year, unused IDEXX Points earned before January 1 of the prior year generally expire and any variance from the breakage estimate is accounted for as a change in estimate. This variance was not material for the years ended December 31, 2014, 2013 and 2012.

Future market conditions and changes in product offerings may cause us to change marketing strategies to increase or decrease customer incentive offerings, possibly resulting in incremental reductions of revenue in future periods as compared to reductions in the current or prior periods. Additionally, certain customer programs require us to estimate, based on historical experience, and apply judgment to approximate the number of customers who will actually redeem the incentive. In determining estimated revenue reductions we utilize data supplied from distributors and collected directly from end users, which includes the volume of qualifying products purchased and the number of qualifying tests run as reported to us by end users via IDEXX SmartService, a secure Internet link that enables us to extract data and provide diagnostic service and support for certain IDEXX VetLab instruments through remote access. Differences between estimated and actual customer participation in programs may impact the amount and timing of revenue recognition.

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

(j)Research and Development Costs

Research and development costs, which consist of salaries, employee benefits, materials and external consulting and product development costs, are expensed as incurred. We evaluate our software research and development costs for capitalization after the technological feasibility of software and products containing software has been established. No costs were capitalized during the years ended December 31, 2014, 2013 and 2012.

(k)Advertising Costs

Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $1.2 million, $1.5 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(l)Legal Costs

Legal costs are considered period costs and accordingly are expensed in the year services are provided.

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

(n)Self-Insurance Accruals

We self-insure costs associated with workers’ compensation and health and general welfare claims incurred by our U.S. employees up to certain limits. The insurance company provides insurance for claims above these limits. Claim liabilities are recorded for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Such liabilities are based on individual coverage, the average time from when a claim is incurred to the time it is paid and judgments about the present and expected levels of claim frequency and severity. Estimated claim liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. Estimated claim liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

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

(p)Foreign Currency

The functional currency of all but two of our subsidiaries is their local currency. Assets and liabilities of these foreign subsidiaries are translated to the U.S. dollar using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated to the U.S. dollar using the exchange rate at the date which those elements are recognized, and where it is impractical to do so, an average exchange rate in effect during the period is used to translate those elements. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (“AOCI”).

Revenues and expenses denominated in a currency other than the respective subsidiary’s functional currency are recorded at the current exchange rate when the transaction is recognized. Monetary assets and liabilities denominated in a currency other than the respective subsidiary’s functional currency are remeasured at each balance sheet date using the exchange rate in effect at each balance sheet date. These foreign currency gains and losses are included in general and administrative expenses. We recognized aggregate foreign currency losses of $2.0 million, less than $0.1 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

We enter into master netting arrangements with the counterparties to our derivative transactions which permit outstanding receivables and payables to be offset in the event of default. Our derivative contracts do not require either party to post cash collateral. We elect to present our derivative assets and liabilities in the accompanying consolidated balance sheets on a gross basis. All cash flows related to our foreign currency exchange contracts and interest rate swaps are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged. See Note 16 for additional information regarding our derivative and hedging instruments.

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

The amount outstanding under our unsecured revolving credit facility, notes receivable and long-term debt are measured at carrying value in our accompanying consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our credit facility, notes receivable and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our credit facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our credit facility approximates its carrying value. At December 31, 2014, the estimated fair value and carrying value of our long-term debt were $367.3 million and $350.0 million, respectively. As of December 31, 2013, the carrying value of our long-term debt approximated its fair value. During the year ended December 31, 2014, we disposed of notes receivable representing a strategic investment in a privately held company. As of December 31, 2013, these notes receivable had a carrying value that approximated their fair value of $5.1 million and were valued using Level 3 inputs. See Note 3 for further information regarding the disposition of the notes receivable during June 2014.

(s)Comprehensive Income

We report all changes in equity during a period, resulting from net income and transactions or other events and circumstances from non-owner sources, in a financial statement for the period in which they are recognized. We have chosen to retrospectively present comprehensive income, which encompasses net income, foreign currency translation adjustments and the difference between the cost and the fair market value of investments in debt and equity securities, forward currency exchange contracts and interest rate swap agreements, in the consolidated statements of comprehensive income. See Note 18 for information about the effects on net income of significant amounts reclassified out of each component of AOCI for the years ended December 31, 2014 and 2013. We consider the foreign currency cumulative translation adjustment to be permanently invested and, therefore, have not provided income taxes on those amounts.

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

Customers. Our largest customers are our U.S. distributors of our products in the CAG segment. Our two largest CAG distributors are Henry Schein Animal Health Supply, LLC (“Henry Schein”) and MWI Veterinary Supply (“MWI”). Henry Schein accounted for 8% of our 2014 consolidated revenue and 9% of our 2013 and 2012 consolidated revenue, and 2% and 7% of our net accounts receivable at December 31, 2014 and 2013. MWI accounted for 8% of our 2014, 2013 and 2012 consolidated revenue, respectively, and 8% and 11% of our net accounts receivable at December 31, 2014 and 2013, respectively. Effective January 1, 2015, most U.S. distributors are no longer our customers as  a result of our transition to an all-direct sales strategy in the U.S.

(u)New Accounting Pronouncements Not Yet Adopted

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

NOTE 3.      ACQUISITIONS AND DISPOSITION OF STRATEGIC INVESTMENT

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range or expanding our existing product lines.

During the year ended December 31, 2014, we paid an aggregate of $25.1 million, to acquire seven businesses, each accounted for as separate business combinations.

We paid an aggregate of $18.7 million in cash and recorded contingent consideration of $4.2 million upon the acquisition of substantially all outstanding shares of a business and the assets of two other businesses, both that offer cloud-based veterinary practice software. As part of the business acquisitions, we recorded $11.7 million in amortizable intangible assets and $12.4 million in goodwill. Amortizable intangible assets primarily consisted of customer lists and software which were assigned weighted average useful lives of 16.4 years and 7.0 years, respectively. The weighted average useful life of all recognized amortizable intangible assets was  11.4 years. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Of the total goodwill and amortizable assets acquired, $5.6 million of amortizable intangible assets are deductible for income tax purposes. All assets acquired in connection with these business combinations were assigned to our Companion Animal Group segment. Two out of three businesses acquired are located outside of the U.S. and, as such, the assets and liabilities recorded are subject to impacts of changes in foreign currency exchange rates.  The results of operations of these acquired businesses have been included since the acquisition date.  Pro forma information has not been presented for these business acquisitions because such information is not material to the financial statements.

We paid an aggregate of $6.2 million in cash and recorded contingent consideration of $1.5 million upon the acquisition of all outstanding shares of two veterinary reference laboratory testing businesses and to acquire the assets of two veterinary reference laboratory testing businesses. The purchase price in these business acquisitions was allocated primarily to customer list intangible assets, which were assigned a weighted average useful life of 13.3 years. $4.9 million of amortizable intangible assets associated with these acquisitions are deductible for income tax purposes. All assets acquired in connection with these business acquisitions were assigned to our Companion Animal Group segment. Certain of these business acquisitions were of businesses located outside of the U.S. and, as such, the assets and liabilities recorded are subject to impacts of changes in foreign currency exchange rates.  The results of operations of these acquired businesses have been included since the acquisition date.  Pro forma information has not been presented for these business acquisitions because such information is not material to the financial statements.

In June 2014, we divested our investment in a company that owns and operates veterinary hospitals. Upon the closing date, we received proceeds of $5.4 million in exchange for two outstanding promissory notes of the company and its subsidiaries and our 11% equity interest in the company. This investment has been accounted for under the equity method of accounting since acquisition in the fourth quarter of 2010. Upon the disposition of this strategic investment, we realized a $0.7 million gain, which has been reflected as a reduction to general and administrative.

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

During the year ended December 31, 2012, we paid an aggregate of $3.6 million in cash to acquire three businesses, each accounted for as separate business combinations, and to acquire a product right unrelated to business acquisitions. As part of these business acquisitions, we acquired amortizable intangible assets consisting of customer lists with a fair value of $1.7 million and other intangible assets of $0.7 million, which were assigned weighted average useful lives of 10 years and 8 years, respectively. All assets acquired in connection with these business acquisitions were assigned to the CAG segment. The results of operations of these acquired businesses have been included since the acquisition date. Pro forma information has not been presented for these acquisitions because such information is not material to the financial statements.

NOTE 4.      SHARE-BASED COMPENSATION

Share-Based Awards

Our share-based compensation plans allow for the issuance of a mix of stock options, restricted stock, stock appreciation rights, employee stock purchase rights and other stock unit awards. Other stock unit awards include restricted stock units (“RSUs”) and deferred stock units (“DSUs”). Stock options permit a holder to buy IDEXX stock upon vesting at the stock’s price on the date the option was granted. An RSU is an agreement to issue shares of IDEXX stock at the time of vesting. DSUs are granted under our Executive Deferred Compensation Plan (the “Executive Plan”) and non-employee Director Deferred Compensation Plan (the “Director Plan”). DSUs may or may not have vesting conditions depending on the plan under which they are issued. We did not issue any restricted stock or stock appreciation rights during the years ended December 31, 2014, 2013 and 2012 nor were any restricted stock or stock appreciation rights outstanding as of those years ended. There were no material modifications to the terms of outstanding options, RSUs or DSUs during the years ended December 31, 2014, 2013 or 2012.

We primarily issue shares of common stock to satisfy stock option exercises and employee stock purchase rights and to settle RSUs and DSUs. We issue shares of treasury stock to settle certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the years ended December 31, 2014, 2013 and 2012 was not material. The number of shares of common stock and treasury stock issued are equivalent to the number of awards exercised or settled.

With the exception of employee stock purchase rights, equity awards are issued to employees and non-employee directors under the 2009 Stock Incentive Plan (the “2009 Stock Plan”). Our board of directors has authorized the issuance of 9,950,000 shares of our common stock under this share-based incentive plan. Any shares that are subject to awards of stock options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are issued other than stock options and stock appreciation rights will be counted against the share limit as two shares for every share granted. If any shares issued under our prior plans are forfeited, settled for cash or expire, these shares, to the extent of such forfeiture, cash settlement or expiration, will again be available for issuance under the 2009 Stock Plan. As of December 31, 2014, there were 6,578,907 remaining shares available for issuance under the 2009 Stock Plan.

Employee stock purchase rights are issued under the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 1,590,000 shares of common stock in periodic offerings. Under this plan, stock is sold to employees at a 15% discount off the closing price of the stock on the last day of each quarter. The dollar value of this discount is equal to the fair value of purchase rights recognized as share-based compensation. We issued 47,000,  55,000 and 51,000 shares of common stock in connection with the Employee Stock Purchase Plan during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there were 49,564 remaining shares available for issuance under the 1997 Employee Stock Purchase Plan.

Share-Based Compensation

Share-based compensation costs are classified in our consolidated financial statements consistent with the classification of cash compensation paid to the employees receiving such share-based compensation. The following is a summary of share-based compensation costs and related tax benefits recorded in our consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012

Share-based compensation expense included in cost of revenue	$1,937	$1,841	$1,770
Share-based compensation expense included in operating expenses	16,162	14,733	14,152
Total share-based compensation expense included in consolidated statements of income	18,099	16,574	15,922
Income tax benefit resulting from share-based compensation arrangements	(6,107)	(5,584)	(5,403)
Net impact of share-based compensation on net income	$11,992	$10,990	$10,519

Share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate employee termination behavior and to evaluate whether particular groups of employees have significantly different forfeiture behaviors.

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards at December 31, 2014 was $35.9 million, which will be recognized over a weighted average period of approximately 1.6 years.

Stock Options

Option awards are granted with an exercise price equal to the closing market price of our common stock at the date of grant. Options granted to employees primarily vest ratably over five years on each anniversary of the date of grant and options granted to non-employee directors vest fully on the first anniversary of the date of grant. Vesting of option awards issued is conditional based on continuous service. Options granted after May 8, 2013 have a contractual term of ten years, options granted between January 1, 2006 and May 8, 2013 have contractual terms of seven years and options granted prior to January 1, 2006 have contractual terms of ten years. Upon any change in control of the company, 25% of the unvested stock options then outstanding will vest and become exercisable. However, if the acquiring entity does not assume outstanding options, then all options will vest immediately prior to the change in control.

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

	For the Years Ended December 31,
	2014	2013	2012

Expected stock price volatility	28%	32%	34%
Expected term, in years	5.7	4.9	4.6
Risk-free interest rate	1.5%	1.0%	0.8%

Weighted average fair value of options granted	$36.14	$27.17	$26.38

A summary of the status of options granted under our share-based compensation plans at December 31, 2014, and changes during the year then ended, are presented in the table below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding as of December 31, 2013	2,131	$63.96
Granted	297	123.24
Exercised	(585)	41.63
Forfeited	(62)	92.53
Expired	(1)	91.68
Outstanding as of December 31, 2014	1,780	$80.16	4.3	$121,250

Fully vested as of December 31, 2014	888	$63.50	2.7	$75,286

Fully vested and expected to vest as of December 31, 2014	1,710	$79.13	4.2	$118,220

The total fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was  $7.8 million, $8.4 million and $8.3 million, respectively.

Intrinsic value of stock options exercised represents the amount by which the market price of the common stock exceeded the exercise price, before applicable income taxes. During the years ended December 31, 2014, 2013 and 2012 the total intrinsic value of stock options exercised was $51.2 million, $49.0 million and $45.8 million, respectively.

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

A summary of the status of RSUs granted under our share-based compensation plans at December 31, 2014, and changes during the period then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Nonvested as of December 31, 2013	336	$76.67
Granted	98	122.92
Vested	(122)	64.71
Forfeited	(23)	89.25
Nonvested as of December 31, 2014	289	$96.47

Expected to vest as of December 31, 2014	267	$95.97

The total fair value of RSUs vested during the years ended December 31, 2014, 2013 and 2012 was $15.4 million, $12.7 million and $13.3 million, respectively. The aggregate intrinsic value of nonvested RSUs as of December 31, 2014 is equal to the fair value of IDEXX’s common stock as of December 31, 2014 multiplied by the number of nonvested units as of December 31, 2014.

Deferred Stock Units

Under our Director Plan, non-employee directors may defer a portion of their cash fees in the form of vested DSUs. Prior to 2014, certain members of our management could elect to defer a portion of their cash compensation in the form of vested deferred stock units under our Executive Plan. Each DSU represents the right to receive one unissued share of our common stock. These recipients receive a number of DSUs equal to the amount of cash fees or compensation deferred divided by the closing sale price of the common stock on the date of deferral. Also under the Director Plan, non-employee directors are awarded annual grants of DSUs that vest fully on the first anniversary of the date of grant. Vesting for these annual DSU grants is conditional based on continuous service. DSUs are exchanged for a fixed number of shares of common stock, upon vesting if vesting criteria apply, subject to the limitations of the Director and Executive Plans and applicable law.

There were approximately 118,000 and 122,000 vested DSUs outstanding under our share-based compensation plans as of December 31, 2014 and 2013, respectively. Unvested DSUs as of December 31, 2014 and 2013 were not material.

NOTE 5.      INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,	December 31,
	2014	2013

Raw materials	$26,908	$23,766
Work-in-process	16,859	14,359
Finished goods	116,575	95,302
	$160,342	$133,427

NOTE 6.      PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013

Land and improvements	$7,417	$7,471
Buildings and improvements	159,298	158,382
Leasehold improvements	45,655	39,266
Machinery and equipment	183,575	162,144
Office furniture and equipment	35,696	35,271
Computer hardware and software	151,404	136,008
Construction in progress	20,890	11,473
	603,935	550,015
Less accumulated depreciation and amortization	300,348	268,801
Total property and equipment, net	$303,587	$281,214

Depreciation and amortization expense of property and equipment was $48.8 million, $42.8 million and $39.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In 2011, we began the construction of a new administrative building adjacent to our primary facility on our worldwide headquarters in Westbrook, Maine, which was complete as of December 31, 2013. We capitalized $19.9 million and  $13.9 million related to this project during the years ended December 31, 2013 and 2012, respectively.

During the years ended December 31, 2014, 2013 and 2012, we capitalized $11.9 million, $10.9 million and $12.4 million, respectively, related to computer software developed for internal use.

NOTE 7.      OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013

Prepaid expenses	$32,672	$20,810
Taxes receivable	28,926	14,910
Customer acquisition costs, net	11,262	8,098
Other assets	13,591	5,139
	$86,451	$48,957

Other noncurrent assets consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013

Investment in long-term product supply arrangements	$10,765	$13,075
Customer acquisition costs, net	28,165	21,199
Other assets	32,724	22,957
	$71,654	$57,231

NOTE 8.      GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2014		December 31, 2013
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents	$4,871	$4,308	$9,547	$8,619
Product rights (1)	36,912	20,657	38,670	25,796
Customer-related intangible assets (2)	88,494	40,933	82,940	38,800
Noncompete agreements	1,125	382	7,131	6,229
	$131,402	$66,280	$138,288	$79,444

(1)	Product rights comprise certain technologies, licenses and trade names acquired from third parties.
(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.

Amortization expense of intangible assets other than goodwill was $9.8 million, $9.7 million and $9.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in intangible assets other than goodwill during the twelve months ended December 31, 2014 resulted from intangibles recognized in connection with the acquisition of businesses, partly offset by the amortization of our intangible assets and, to a lesser extent, changes in foreign currency exchange rates.

At December 31, 2014, the aggregate amortization expense associated with intangible assets is estimated to be as follows for each of the next five years and thereafter (in thousands):

Amortization Expense

2015	$10,678
2016	10,332
2017	9,438
2018	8,068
2019	6,560
Thereafter	20,046
$65,122

The increase in goodwill during the twelve months ended December 31, 2014 resulted from goodwill recognized in connection with the acquisition of businesses, partly offset by changes in foreign currency exchange rates. See Note 3 for information regarding goodwill and other intangible assets recognized in connection with the acquisition of businesses and other assets during the years ended December 31, 2014, 2013 and 2012.

The changes in the carrying amount of goodwill for the years ended December 31, 2014, 2013, and 2012 were as follows (in thousands):

	CAG	Water	LPD	Other	Consolidated Total
Balance as of December 31, 2011	$141,677	$13,576	$10,826	$6,531	$172,610
Impact of Changes in Foreign Currency Exchange Rates	1,478	603	303	-	2,384
Balance as of December 31, 2012	$143,155	$14,179	$11,129	$6,531	$174,994
Business Combinations	250	-	6,491	-	6,741
Impact of Changes in Foreign Currency Exchange Rates	(1,997)	336	447	-	(1,214)
Balance as of December 31, 2013	$141,408	$14,515	$18,067	$6,531	$180,521
Business Combinations	13,077	-	-	-	13,077
Impact of Changes in Foreign Currency Exchange Rates	(6,334)	(826)	(1,988)	-	(9,148)
Balance as of December 31, 2014	$148,151	$13,689	$16,079	$6,531	$184,450

See Note 3 for information regarding the recognition of goodwill in connection with the acquisition of businesses during the years ended December 31, 2014 and 2013. We have no history of impairment charges to the carrying value of our goodwill.

NOTE 9.      ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2014	2013

Accrued expenses	$55,655	$44,274
Accrued employee compensation and related expenses	75,232	62,474
Accrued taxes	28,439	16,508
Accrued customer programs	36,025	25,663
	$195,351	$148,919

NOTE 10.      DEBT

In June 2014, we refinanced our existing $450.0 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $700 million with a syndicate of multinational banks, which matures on June 18, 2019 (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”) and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until June 18, 2019, all individual borrowings under the terms of the Credit Facility have a stated term between 30 and 180 days. At the end of each term, the obligation is either repaid or rolled over into a new borrowing. The Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to provide prompt written notice to the syndicate of such an event. Based on the stated term and the existence of the subjective material adverse event clause, this Credit Facility is reflected in the current liabilities section of our consolidated balance sheets. At December 31, 2014 and 2013, we had $549.0 million and $277.0 million, respectively, outstanding under the Credit Facility with weighted average effective interest rates of 1.5% and 1.6%, respectively. The funds available under the Credit Facility at December 31, 2014 and December 31, 2013 reflect a further reduction due to the issuance of a letter of credit for $1.0 million, which was issued in connection with our workers’ compensation policy.

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

The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. At December 31, 2014, we were in compliance with the covenants of the Credit Facility.

In December 2013, we issued and sold through a private placement an aggregate principal amount of $150 million of senior notes consisting of lose$75 million of 3.94% Series A Senior Notes due December 11, 2023 (the “2023 Notes”) and $75 million of 4.04% Series B Senior Notes due December 11, 2025 (the “2025 Notes” and together with the 2023 Notes, the “December Notes”) under a Note Purchase Agreement among the Company, New York Life Insurance Company and the accredited institutional purchasers named therein (the “December 2013 Note Agreement”).

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

In December 2014, we entered into a Multicurrency Note Purchase and Private Shelf Agreement among the Company, Metropolitan Life Insurance Company (“MetLife”), and the accredited institutional purchasers named therein pursuant to which the Company agreed to issue and sell $75 million of its 3.25% Series A Senior Notes having a seven-year term, and $75 million of its 3.72% Series B Senior Notes having a twelve-year term. The issuance, sale and purchase of the 2022 Notes and 2027 Notes occurred in February 2015. The Agreement also provides for an uncommitted shelf facility by which the Company may request that MetLife purchase, over the next three years, up to $50 million of additional senior promissory notes of the Company at a fixed interest rate to be determined at the time of purchase and with a maturity date not to exceed fifteen years.

The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At December 31, 2014, we were in compliance with the covenants of the Senior Note Agreements.

Should we elect to prepay the Senior Notes, such aggregate prepayment will include the applicable make-whole amount(s), as defined within the applicable Senior Note Agreements. Additionally, in the event of a change in control of the Company or upon the disposition of certain assets of the Company the proceeds of which are not reinvested (as defined in the Senior Note Agreements), we may be required to prepay all or a portion of the Senior Notes. The obligations under the Senior Notes may be accelerated upon the occurrence of an event of default under the applicable Senior Note Agreement, each of which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness and cross-acceleration to specified indebtedness.

In June 2014, we paid off the remaining outstanding principal balance on the mortgage related to our worldwide headquarters in Westbrook, Maine.

Annual principal payments on long-term debt at December 31, 2014 are as follows (in thousands):

Years Ending December 31,	Amount

2015	$-
2016	-
2017	-
2018	-
2019	-
Thereafter	350,000
$350,000

NOTE 11.      INCOME TAXES

Earnings before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012

Domestic	$148,510	$184,086	$184,159
International	98,045	79,175	76,458
	$246,555	$263,261	$260,617

The provision (benefit) for income taxes comprised the following (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Current
Federal	$39,713	$50,999	$59,887
State	4,692	5,639	5,879
International	20,213	16,657	18,534
	64,618	73,295	84,300
Deferred
Federal	2,301	3,203	(198)
State	33	329	72
International	(2,348)	(1,360)	(1,844)
	(14)	2,172	(1,970)
	$64,604	$75,467	$82,330

The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2014	2013	2012

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.5	1.5	1.5
International income taxes	(7.0)	(4.6)	(3.8)
Domestic manufacturing exclusions	(1.2)	(1.4)	(1.5)
Research and development credit	(1.3)	(2.3)	-
Other, net	(0.8)	0.5	0.4
Effective tax rate	26.2%	28.7%	31.6%

Our effective income tax rate was 26.2% for the year ended December 31, 2014 and 28.7% for the year ended December 31, 2013. The decrease in our effective income tax rate for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was related to higher relative earnings subject to international tax rates that are lower than domestic tax rates, a non-recurring benefit related to the deferral of intercompany profits that were included in prior year tax provisions in error, which is not material to current or prior interim or annual periods, and the resolution of domestic and international tax audits, which resulted in a net reduction in our provision for uncertain tax positions.  These favorable factors were partly offset by a reduction in the benefit from the U.S. research and development (“R&D”) tax credit.  During the three months ended March 31, 2013, legislation in the U.S. retroactively allowed the R&D tax credit for all of 2012 and extended the R&D tax credit through the year ending December 31, 2013.  As a result, in the year ending December 31, 2013 we recorded the benefit of two years of R&D tax credit as compared to the year ending December 31, 2014 in which we have recorded only the benefit related to that year’s activities.

Our effective income tax rate was 28.7% for the year ended December 31, 2013 and 31.6% for the year ended December 31, 2012.  The decrease in our effective income tax rate for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was due primarily to the R&D tax credit. For the year ended December 31, 2012, the U.S. legislation authorizing the R&D tax credit had expired and no associated tax benefit was recognized within this period. On January 2, 2013, U.S. federal legislation was enacted that retroactively allowed an R&D tax credit for all of 2012 and extended the R&D tax credit through the year ended December 31, 2013. Because the related legislation was enacted in 2013, the full benefit of the R&D tax credit related to the prior year’s activities was recognized in 2013. In addition, higher relative earnings subject to international tax rates that are lower than domestic tax rates also contributed to the decrease in our effective income tax rate.

We have business operations in Switzerland and the Netherlands and have been granted tax rulings by each jurisdiction. Our tax rulings in Switzerland and the Netherlands are set to expire on December 31, 2015 and December 31, 2022, respectively. As a result of the tax rulings, our net income was higher by $8.5 million, $6.5 million and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The benefit from these tax rulings is reflected within the overall benefit received from international income taxes in the table above.

We consider the majority of the operating earnings of non-U.S. subsidiaries to be indefinitely invested outside the U.S. The cumulative earnings of these subsidiaries were $431.7 million at December 31, 2014. No provision has been made for U.S. federal and state, or international taxes that may result from future remittances of the undistributed earnings of non-U.S. subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable. For the operating earnings not considered to be indefinitely invested outside the U.S., we have accounted for the tax impact on a current basis.

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Current	Long-Term	Current	Long-Term

Assets
Accrued expenses	$20,377	$7,824	$19,833	$1,622
Accounts receivable reserves	2,591	-	1,153	-
Deferred revenue	8,697	3,084	5,872	1,552
Inventory basis differences	3,154	347	2,670	-
Property-based differences	-	1,601	-	1,728
Share-based compensation	2,490	8,936	2,325	7,923
Other	171	255	13	150
Net operating loss carryforwards	65	4,368	500	4,182
Unrealized losses on foreign currency exchange contracts, interest rate swaps and investments	-	-	1,580	-
Total assets	37,545	26,415	33,946	17,157
Valuation allowance	(457)	(4,221)	(642)	(4,559)
Total assets, net of valuation allowance	37,088	22,194	33,304	12,598

Liabilities
Deferred instrument costs	-	(10,149)	-	(3,093)
Property-based differences	-	(33,978)	-	(25,823)
Intangible asset basis differences	-	(16,882)	-	(15,513)
Other	(610)	(517)	(190)	(790)
Unrealized gains on foreign currency exchange contracts, interest rate swaps and investments	(2,603)	-	(1,303)	-
Total liabilities	(3,213)	(61,526)	(1,493)	(45,219)
Net deferred tax assets (liabilities)	$33,875	$(39,332)	$31,811	$(32,621)

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

The total amount of unrecognized tax benefits at December 31, 2014 and December 31, 2013 was $5.9 million and $6.3 million, respectively. Of the total unrecognized tax benefits at December 31, 2014 and 2013, $5.0 million and $5.7 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate. The ultimate deductibility of the remaining unrecognized tax positions is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

During each of the years ended December 31, 2014, 2013 and 2012, we recorded interest expense and penalties of $0.3 million as income tax expense in our consolidated statement of income. At December 31, 2014 and 2013, we had $0.5 million and $0.6 million, respectively, of estimated interest expense and penalties accrued in our consolidated balance sheets.

The following table summarizes the changes in unrecognized tax benefits during the years ended December 31, 2014, 2013 and 2012  (in thousands):

	For the Years Ended December 31,
	2014	2013	2012

Total amounts of unrecognized tax benefits, beginning of period	$6,325	$5,906	$5,149
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	432	8	290
Gross increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,789	1,954	1,436
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	(2,242)	(317)	-
Decreases in unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(362)	(1,226)	(969)
Total amounts of unrecognized tax benefits, end of period	$5,942	$6,325	$5,906

In 2015, it is reasonably possible that we could recognize up to $0.4 million of income tax benefits that have not been recognized at December 31, 2014. The income tax benefits are due primarily to the lapse in the statutes of limitations for various U.S. and international tax jurisdictions.

In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently under tax examinations by various state and international tax authorities. We anticipate that these examinations will be concluded within the next year. We are no longer subject to U.S. federal examinations for tax years before 2013. With few exceptions, we are no longer subject to income tax examinations in any state and local, or international jurisdictions in which we conduct significant taxable activities for years before 2006.

At December 31, 2014, we had net operating loss carryforwards in certain state and international jurisdictions of approximately $41.6 million available to offset future taxable income. Most of these net operating loss carryforwards will expire at various dates through 2018 and the remainder have indefinite lives. We have recorded a valuation allowance of $4.7 million against certain deferred tax assets related to temporary differences including net operating loss carryforwards, as it is more likely than not that they will not be realized or utilized within the carryforward period.

NOTE 12.      EARNINGS PER SHARE

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the years ended December 31, 2014, 2013 and 2012  (in thousands):

	For the Years Ended December 31,
	2014	2013	2012

Shares outstanding for basic earnings per share:	50,047	53,159	54,985

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	50,047	53,159	54,985
Dilutive effect of share-based payment awards	704	826	1,170
	50,751	53,985	56,155

Certain options to acquire shares have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012

Weighted average number of shares underlying anti-dilutive options	322	527	696

NOTE 13.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

We determine the lease period of any executed agreements using the noncancelable lease term plus any renewal options by which the failure to renew imposes a penalty in such amount that renewal is reasonably assured. We lease multiple facilities under operating leases with various expiration dates through 2030. In addition, we are responsible for the real estate taxes and operating expenses related to these facilities. We also have lease commitments for automobiles and office equipment. Rent expense charged to operations under operating leases was approximately $17.2 million, $15.8 million and $15.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Minimum annual rental payments under these agreements are estimated as follows (in thousands):

Years Ending December 31,	Amount

2015	$17,228
2016	15,245
2017	12,984
2018	10,048
2019	6,731
Thereafter	15,256
$77,492

We have various minimum royalty payments due through 2027 of $3.3 million. If these obligations are not satisfied, the related license arrangements may be terminated, resulting in either a loss in exclusivity or the right to use the technology.

We are required to annually purchase a minimum amount of inventory from certain suppliers. Through 2022, we have a total of $11.4 million in minimum purchase commitments under these arrangements.

Contingencies

We are subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. However, our actual losses with respect to these contingencies could exceed our accruals.

Under our workers’ compensation insurance policies for U.S. employees, we have retained the first $300,000,  $250,000 and $250,000 in claim liability per incident with aggregate maximum claim liabilities per year of  $2.3 million for the year ended December 31, 2014 and $2.0 million for each of the years ended December 31, 2013 and 2012, respectively. We have recognized cumulative expenses of $1.1 million, $0.5 million and $0.6 million for claims incurred during the years ended December 31, 2014, 2013 and 2012, respectively. Our estimated liability for workers’ compensation was $1.4 million and $1.2 million as of December 31, 2014 and 2013, respectively. Claims incurred during the years ended December 31, 2014 and 2013 are relatively undeveloped as of December 31, 2014. Therefore, it is possible that we could incur additional healthcare and wage indemnification costs beyond those previously recognized up to our aggregate liability for each of the respective claim years. For the years ended on or prior to December 31, 2012, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability in excess of the amounts deemed probable and previously recognized is not material as of December 31, 2014. As of December 31, 2014, we had outstanding letters of credit totaling $1.3 million to the insurance companies as security for these claims in connection with these policies.

Under our current employee healthcare insurance policy for U.S. employees, we retain claims liability risk up to $375,000, $325,000 and $300,000 per incident per year in 2014, 2013 and 2012, respectively. We recognized employee healthcare claim expense of $32.0 million, $29.2 million and $23.0 million during the years ended December 31, 2014, 2013 and 2012, respectively, which includes actual claims paid and an estimate of our liability for the uninsured portion of employee healthcare obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations. Our estimated liability for healthcare claims that have been incurred but not paid as of December 31, 2014 and 2013 was $4.1 million and $4.3 million, respectively.

We have entered into an employment agreement with our chief executive officer whereby payment may be required if we terminate his employment without cause other than following a change in control. The amount payable is based upon the executive’s salary at the time of termination and the cost to us of continuing to provide certain benefits. Had this officer been terminated without cause at December 31, 2014, other than following a change in control, we would have had an obligation for salaries and benefits of approximately $1.6 million under such agreement. In addition, the agreement provides for continued vesting of his outstanding equity awards for a period of two years.

We have entered into employment agreements with each of our officers that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control. The amount payable by us under each of these agreements is based on the officer’s salary and bonus history at the time of termination and the cost to us of continuing to provide certain benefits. Had all of our officers been terminated in qualifying terminations following a change in control at December 31, 2014, we would have had aggregate obligations of approximately $24.8 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options and restricted stock units upon any qualifying termination following a change in control. At this time, we believe the likelihood of terminations as a result of the scenarios described is remote, and therefore, we have not accrued for such loss contingencies.

We have total contingent liabilities outstanding of up to $11.8 million primarily related to the achievement of certain revenue milestones. We have recorded $6.3 million of contingent commitments on our consolidated balance sheet at December 31, 2014. The amount of contingent consideration recorded on our consolidated balance sheet at December 31, 2013 was not material. We have not accrued for $5.5 million of contingent liabilities, related to the acquisition of an intangible asset in 2008, as we do not deem the achievement of associated revenue milestones to be probable of occurring as of December 31, 2014.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2014 and 2013.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. We have recorded $2.5 million and $3.1 million of probable pre-acquisition liabilities in the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively.

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

In 2013, we combined the management of our Livestock and Poultry Diagnostics and Dairy lines of business into our LPD segment to more effectively realize the market synergies between the product lines and to achieve operational efficiencies. Our OPTI Medical operating segment remains combined and presented with our remaining pharmaceutical product line and our out-licensing arrangements in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. The segment income (loss) from operations discussed within this report for the years ended December 31, 2012 has been retrospectively revised to reflect this change in the composition of our reportable segments.

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

CAG develops, designs, manufactures and distributes products and performs services for veterinarians and the bioresearch market, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related instrumentation that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk and food. OPTI Medical develops, designs, manufactures and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 2 except for inventories, as discussed below. Intersegment revenues, which are not included in the table below, were not material for the years ended December 31, 2014, 2013 and 2012.

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

Below is our segment information (in thousands):

For the Years Ended December 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2014
Revenue	$1,236,855	$94,725	$127,388	$26,839	$-	$1,485,807

Income (loss) from operations	$213,109	$39,262	$24,215	$2,479	$(18,810)	$260,255
Interest expense, net						(13,700)
Income before provision for income taxes						246,555
Provision for income taxes						64,604
Net income						181,951
Less: Net income attributable to noncontrolling interest						45
Net income attributable to IDEXX Laboratories, Inc. stockholders						$181,906

Depreciation and amortization	$48,740	$2,553	$5,144	$2,451	$-	$58,888
Expenditures for long-lived assets (1)	$49,270	$2,499	$4,025	$4,729	$-	$60,523

2013
Revenue	$1,150,169	$87,959	$113,811	$25,119	$-	$1,377,058

Income (loss) from operations	$218,645	$37,321	$14,159	$2,405	$(5,768)	$266,762
Interest expense, net						(3,501)
Income before provision for income taxes						263,261
Provision for income taxes						75,467
Net income						187,794
Less: Net loss attributable to noncontrolling interest						(6)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$187,800

Depreciation and amortization	$45,079	$2,470	$4,906	$2,141	$-	$54,596
Expenditures for long-lived assets (1)	$66,134	$3,254	$5,569	$2,655	$-	$77,612

2012
Revenue	$1,072,211	$84,680	$111,308	$25,139	$-	$1,293,338

Income (loss) from operations	$203,236	$37,687	$20,808	$2,902	$(2,070)	$262,563
Interest expense, net						(1,946)
Income before provision for income taxes						260,617
Provision for income taxes						82,330
Net income						178,287
Less: Net income attributable to noncontrolling interest						20
Net income attributable to IDEXX Laboratories, Inc. stockholders						$178,267

Depreciation and amortization	$43,042	$2,358	$4,943	$2,065	$-	$52,408
Expenditures for long-lived assets (1)	$47,531	$2,099	$5,767	$2,221	$-	$57,618

__________

(1)     Expenditures for long-lived assets exclude expenditures for intangible assets. See Note 3 for information regarding acquisitions of intangible assets during the years ended December 31, 2014, 2013 and 2012.

Revenue by product and service categories was as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
CAG segment revenue:
CAG Diagnostics recurring revenue:	$1,053,410	$973,886	$896,449
VetLab consumables	341,397	312,457	278,818
VetLab service and accessories	53,383	50,675	48,056
Rapid assay products	165,647	169,547	162,232
Reference laboratory diagnostic and consulting services	492,983	441,207	407,343
CAG Diagnostics capital instruments	79,626	83,492	90,177
Customer information management and digital imaging systems	103,819	92,791	85,585
CAG segment revenue	1,236,855	1,150,169	1,072,211

Water segment revenue	94,725	87,959	84,680
LPD segment revenue	127,388	113,811	111,308
Other segment revenue	26,839	25,119	25,139

Total revenue	$1,485,807	$1,377,058	$1,293,338

Revenue by principal geographic area, based on customers’ domiciles, was as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Americas
United States	$848,928	$802,345	$759,419
Canada	69,743	69,947	66,405
Latin America	34,086	26,893	22,901
	952,757	899,185	848,725

Europe, the Middle East and Africa
Germany	85,189	78,109	72,983
United Kingdom	74,131	65,027	64,412
France	53,322	49,093	45,927
Italy	28,794	26,443	24,625
Spain	21,566	20,194	19,776
Switzerland	14,544	12,246	12,967
Other	88,844	75,573	59,948
	366,390	326,685	300,638
Asia Pacific Region
Australia	58,448	53,063	50,658
Japan	44,132	44,869	49,204
China	34,674	29,044	24,628
Other	29,406	24,212	19,485
	166,660	151,188	143,975
Total	$1,485,807	$1,377,058	$1,293,338

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows (in thousands):

	December 31,	December 31,
	2014	2013
Americas
United States	$262,475	$245,511
Brazil	3,206	869
Canada	2,270	2,114
	267,951	248,494
Europe, the Middle East and Africa
United Kingdom	14,366	12,959
Germany	4,836	5,733
France	3,172	3,127
Netherlands	3,456	2,956
Switzerland	2,631	3,076
Other	1,674	1,190
	30,135	29,041
Asia Pacific Region
Japan	2,204	690
Australia	1,789	1,801
Other	1,508	1,188
	5,501	3,679
Total	$303,587	$281,214

NOTE 15.      FAIR VALUE MEASUREMENTS

The following table sets forth our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2014 and at December 31, 2013 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014

Assets
Money market funds(1)	$204,743	$-	$-	$204,743
Equity mutual funds(2)	2,654	-	-	2,654
Foreign currency exchange contracts(3)	-	12,226	-	12,226
Liabilities
Foreign currency exchange contracts(3)	-	1,323	-	1,323
Deferred compensation(4)	2,654	-	-	2,654
Interest rate swaps(5)	-	1,117	-	1,117

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013

Assets
Money market funds(1)	$153,109	$-	$-	$153,109
Equity mutual funds(2)	2,847	-	-	2,847
Foreign currency exchange contracts(3)	-	4,044	-	4,044
Liabilities
Foreign currency exchange contracts(3)	-	3,096	-	3,096
Deferred compensation(4)	2,847	-	-	2,847
Interest rate swaps(5)	-	1,821	-	1,821

__________

(1)	Money market funds are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of December 31, 2014 and December 31, 2013 consisted of demand deposits.
(2)

Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets, net. See number (4) below for a discussion of the related deferred compensation liability.

(3)	Foreign currency exchange contracts are included within other current assets or accrued liabilities depending on the gain (loss) position.
(4)

A deferred compensation plan assumed as part of a business combination is included within other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in number (2) above.

(5)	Interest rate swaps are included within accrued liabilities.

We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2014 and 2013.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate carrying value due to their short maturity. See Note 2 for additional information regarding the fair values of our unsecured revolving credit facility, notes receivable and long-term debt.

Note 16.      Derivative Instruments and Hedging

Disclosure within this footnote is presented to provide transparency about how and why we use derivative instruments and how the instruments and related hedged items affect our financial position, results of operations, and cash flows. See Note 2 for a discussion surrounding our derivative instrument and hedging accounting policies, Note 15 for additional information regarding the fair value of our derivative instruments and Note 18 for additional information regarding the effect of derivative instruments designated as cash flow hedges on the consolidated statement of operations.

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

We did not de-designate any instruments from hedge accounting treatment during the years ended December 31, 2014, 2013 and 2012. Gains or losses related to hedge ineffectiveness recognized in earnings during the years ended December 31, 2014, 2013 and 2012 were not material.  At December 31, 2014, the estimated amount of net gains, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $7.4 million if exchange and interest rates do not fluctuate from the levels at December 31, 2014.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany inventory purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $186.7 million and $168.3 million at December 31, 2014 and December 31, 2013, respectively.

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

The fair values of derivative instruments, their respective classification on the consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Asset Derivatives
		December 31,	December 31,
		2014	2013

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$12,226	$4,044
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,323	2,965
Net amount		$10,903	$1,079

		Liability Derivatives
		December 31,	December 31,
		2014	2013

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$1,323	$3,096
Interest rate swaps	Accrued liabilities	1,117	1,821
Total derivative instruments presented on the balance sheet		2,440	4,917
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,323	2,965
Net amount		$1,117	$1,952

The effect of derivative instruments designated as cash flow hedges on the consolidated balance sheets for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in thousands):

	Gain (Loss) Recognized in AOCI on Derivative Instruments (Effective Portion)
	For Year Ended December 31,
Derivative instruments	2014	2013	2012

Foreign currency exchange contracts, net of tax	$7,098	$1,350	$(4,481)
Interest rate swaps, net of tax	442	541	(795)
Total derivative instruments, net of tax	$7,540	$1,891	$(5,276)

NOTE 17.      REPURCHASES OF COMMON STOCK

Our board of directors has authorized the repurchase of up to 57,000,000 shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. As of December 31, 2014, there are 3,081,303 remaining shares available for repurchase under this authorization.

The following is a summary of our open market common stock repurchases for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2014	2013	2012

Shares repurchased	4,881	3,952	1,474
Total cost of shares repurchased	$618,158	$367,761	$132,268
Average cost per share	$126.66	$93.06	$89.72

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We acquired 46,190 shares at a total cost of $5.8 million in connection with employee surrenders for the year ended December 31, 2014 compared to 49,475 shares at a total cost of $4.5 million for the year ended December 31, 2013 and 53,272 shares at a total cost of $4.7 million for the year ended December 31, 2012.

We  issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the years ended December 31, 2014, 2013 and 2012 was not material.

NOTE 18.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income, net of tax, for the years ended December 31, 2014 and 2013 consisted of the following (in thousands):

	Unrealized (loss) gain on investments, net of tax	Unrealized (loss) gain on derivatives instruments, net of tax	Cumulative translation adjustment	Total

Balance as of December 31, 2012	$(171)	$(2,070)	$18,195	$15,954
Other comprehensive income (loss) before reclassifications	279	3,781	(4,502)	(442)
Gains reclassified from accumulated other comprehensive income	-	(1,890)	-	(1,890)
Balance as of December 31, 2013	108	(179)	13,693	13,622
Other comprehensive (loss) income before reclassifications	(107)	9,542	(29,126)	(19,691)
Gains reclassified from accumulated other comprehensive income	-	(2,002)	-	(2,002)
Balance as of December 31, 2014	$1	$7,361	$(15,433)	$(8,071)

The following is a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012 (in thousands):

		Amounts Reclassified from Accumulated Other
	Affected Line Item in the	Comprehensive Income
Details about Accumulated Other	Statement Where	For the Years Ended December 31,
Comprehensive Income Components	Net Income is Presented	2014	2013	2012

Gains (losses) on derivative instruments included in net income:
Foreign currency exchange contracts	Cost of revenue	$3,822	$3,469	$5,938
Interest rate swaps	Interest expense	(1,064)	(900)	(690)
	Total gains before tax	2,758	2,569	5,248
	Tax expense	756	679	1,623
	Gains, net of tax	$2,002	$1,890	$3,625

NOTE 19.      PREFERRED STOCK

Our board of directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of Preferred Stock outstanding as of December 31, 2014.

NOTE 20.      IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). Employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries, a portion of which will be matched by us. We matched $8.8 million, $7.8 million and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the board of directors. There were no discretionary contributions in 2014, 2013 or 2012.

We also have established defined contribution plans for regional employees in Europe and in Canada. With respect to these plans, we contributed $3.7 million, $3.1 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In the fourth quarter of 2008, we also entered into a separate royalty bearing license agreement related to certain intellectual property of our pharmaceutical division. Under this agreement we received $0.3 million up front, $1.6 million in the fourth quarter of 2014 and $0.3 million in the fourth quarters of 2013 and 2010 in connection with the achievement of certain production and clinical field trial milestones by the licensee. We had no obligation to deliver product or services, or otherwise provide support to the third party under this agreement. Due to these circumstances, and because collectability is reasonably assured, milestone payments earned under this agreement were included in results of operations when earned. The payments received during the year ended December 31, 2014 satisfied the licensee’s milestone payment obligation. Under the agreement, future royalties are due to us contingent upon commercialization of the product.

NOTE 22.      SUMMARY OF QUARTERLY DATA (UNAUDITED)

A summary of quarterly data follows (in thousands, except per share data):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2014
Revenue	$360,203	$390,122	$383,523	$351,959
Gross profit	202,097	218,518	213,336	182,165
Operating income	70,046	83,219	72,189	34,801
Net income attributable to IDEXX Laboratories, Inc. stockholders	46,585	57,218	52,142	25,961
Earnings per share:
Basic	$0.90	$1.12	$1.05	$0.54
Diluted	$0.89	$1.10	$1.03	$0.54

2013
Revenue	$332,106	$352,583	$338,297	$354,073
Gross profit	183,974	197,698	185,783	188,665
Operating income	61,188	78,763	65,485	61,328
Net income attributable to IDEXX Laboratories, Inc. stockholders	44,860	53,995	45,688	43,258
Earnings per share:
Basic	$0.82	$1.01	$0.87	$0.83
Diluted	$0.81	$0.99	$0.86	$0.82

SCHEDULE II

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts[1]	Write-Offs/Cash Payments	Foreign Currency Translation	Balance at End of Year

Reserves for doubtful accounts receivable:
December 31, 2012	$3,239	$1,108	$-	$(1,732)	$17	$2,632
December 31, 2013	2,632	1,601	-	(762)	62	3,533
December 31, 2014	3,533	2,035	-	(1,146)	(116)	4,306

Valuation allowance for deferred tax assets:
December 31, 2012	$4,614	$265	$-	$(358)	$26	$4,547
December 31, 2013	4,547	735	742	(701)	(122)	5,201
December 31, 2014	5,201	799	-	(1,042)	(280)	4,678

[1] Amount relates to net operating losses obtained through acquisitions where uncertainty exists as to our ability to use the tax attribute.

EXHIBIT INDEX

Exhibit No.	Description

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

4.2

Note Purchase and Private Shelf Agreement, dated as of July 21, 2014, among the Company, as issuer, Prudential Investment Management, Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, Prudential Investment Japan Co., Ltd., as investment manager, and Prudential Investment Management, Inc., as sub-adviser for The Gibraltar Life Insurance Co., Ltd., Prudential Arizona Reinsurance Universal Company, as grantor, and Prudential Investment Management, Inc., as investment manager for PAR U Hartford Life Insurance Comfort Trust, Prudential Private Placement Investors, L.P., as investment advisor, and Prudential Private Placement Investors, Inc., as general partner to each of, The Independent Order of Foresters, Zurich American Insurance Company, Globe Life and Accident Insurance Company, Family Heritage Life Insurance Company of America, MTL Insurance Company, The Lincoln National Life Insurance Company, William Penn Life Insurance Company of New York, Farmers Insurance Exchange and Mid Century Insurance Company, as purchasers (filed as Exhibit No. 99.1 to Current Report on Form 8-K filed July 25, 2014, File No. 0-19271, and incorporated herein by reference).

4.3

Note Purchase Agreement, dated as of July 22, 2014, among the Company, as issuer, New York Life Insurance Company, and NYL Investors LLC, as investment manager for New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers (filed as Exhibit No. 99.2 to Current Report on Form 8-K file July 25, 2014, File No. 0-19271, and incorporated herein by reference).

4.4

Multicurrency Note Purchase and Private Shelf Agreement, dated as of December 19, 2014, among the Company, as issuer, and Metropolitan Life Insurance Company, White Mountains Advisors, LLC, as investment manager, and MetLife Investment Management, LLC, as sub-investment manager for Symetra Life Insurance Company, and MetLife Investment Management, LLC, as investment manager for each of MetLife Insurance K.K., AXIS Reinsurance Company, and Union Fidelity Life Insurance Company, as purchasers (filed as Exhibit No. 99.1 to Current Report on Form 8-K filed December 29, 2014, File No. 0-19271, and incorporated herein by reference). Instruments with respect to other long-term debt of the Company and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the total amount authorized under each such omitted instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

10.6*

Amendment No. 5 to U.S. Supply Agreement effective as of December 9, 2013, between the Company and Ortho (filed as Exhibit No. 10.6 to Annual Report on Form 10-K for the year ended December 31, 2013, File No. 0-19271 (“2013 Form 10-K”), and incorporated herein by reference).

10.7*	European Supply Agreement, effective as of October 17, 2003, between the Company and Ortho (filed as Exhibit No. 10.8 to 2003 Form 10-K, and incorporated herein by reference).

10.8*	Amendment No. 1 to European Supply Agreement effective as of January 1, 2005, between the Company and Ortho (filed as Exhibit No. 10.2 to June 2005 10-Q, and incorporated herein by reference).

10.9*	Amendment No. 2 to European Supply Agreement effective as of January 18, 2008, between the Company and Ortho (filed as Exhibit No. 10.8 to 2007 Form 10-K, and incorporated herein by reference).

10.10*	Amendment No. 3 to European Supply Agreement effective as of December 28, 2011, between the Company and Ortho (filed as Exhibit No. 10.9 to 2011 Form 10-K, and incorporated herein by reference).

10.11*	Amendment No. 4 to European Supply Agreement effective as of December 9, 2013, between the Company and Ortho (filed as Exhibit No. 10.11 to 2013 Form 10-K, and incorporated herein by reference).

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

10.23**	2009 Stock Incentive Plan, as amended (filed as Exhibit No. 99.1 to Registration Statement on Form S-8 filed December 30, 2013, File No. 333-193136, and incorporated herein by reference).

10.24**

2014 Incentive Compensation Plan, (filed as Exhibit No. 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, File No. 0-19271 (“June 2014 Form 10-Q”), and incorporated herein by reference).

10.25

Amended and Restated Credit Agreement, dated as of June 18, 2014, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., IDEXX Reference Laboratories, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation and IDEXX Europe B.V., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and J.P. Morgan Europe Limited, as London agent (filed as Exhibit No. 10.1 to June 2014 Form 10-Q, and incorporated herein by reference).

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

10.27

Note Purchase and Private Shelf Agreement, dated as of July 21, 2014, among the Company, as issuer, Prudential Investment Management, Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, Prudential Investment Japan Co., Ltd., as investment manager, and Prudential Investment Management, Inc., as sub-adviser for The Gibraltar Life Insurance Co., Ltd., Prudential Arizona Reinsurance Universal Company, as grantor, and Prudential Investment Management, Inc., as investment manager for PAR U Hartford Life Insurance Comfort Trust, Prudential Private Placement Investors, L.P., as investment advisor, and Prudential Private Placement Investors, Inc., as general partner to each of, The Independent Order of Foresters, Zurich American Insurance Company, Globe Life and Accident Insurance Company, Family Heritage Life Insurance Company of America, MTL Insurance Company, The Lincoln National Life Insurance Company, William Penn Life Insurance Company of New York, Farmers Insurance Exchange and Mid Century Insurance Company, as purchasers (filed as Exhibit No. 99.1 to Current Report on Form 8-K Filed July 25, 2014, File No. 0-19271, and incorporated herein by reference).

10.28

Note Purchase Agreement, dated as of July 22, 2014, among the Company, as issuer, New York Life Insurance Company, and NYL Investors LLC, as investment manager for New York Life Insurance and Annuity Corporation and New York Life Insurance and Annuity Corporation Institutionally Owned Life Insurance Separate Account (BOLI 30C), as purchasers (filed as Exhibit No. 99.2 to Current Report on Form 8-K filed July 25, 2014, File No. 0-19271, and incorporated herein by reference).

10.29

Multicurrency Note Purchase and Private Shelf Agreement, dated as of December 19, 2014, among the Company, as issuer, and Metropolitan Life Insurance Company, White Mountains Advisors, LLC, as investment manager, and MetLife Investment Management, LLC, as sub-investment manager for Symetra Life Insurance Company, and MetLife Investment Management, LLC, as investment manager for each of MetLife Insurance K.K., AXIS Reinsurance Company, and Union Fidelity Life Insurance Company, as purchasers (filed as Exhibit No. 99.1 to Current Report on Form 8-K filed December 29, 2014, File No. 0-19271, and incorporated herein by reference).

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

IDEXX LABORATORIES, INC.

By: /s/ Jonathan W. Ayers
Date: February 17, 2015	Jonathan W. Ayers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan W. Ayers	President, Chief Executive Officer and	February 17, 2015
Jonathan W. Ayers	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Brian P. McKeon	Executive Vice President, Chief Financial	February 17, 2015
Brian P. McKeon	Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Thomas Craig	Director	February 17, 2015
Thomas Craig

/s/ William T. End	Director	February 17, 2015
William T. End

/s/ Rebecca M. Henderson, PhD	Director	February 17, 2015
Rebecca M. Henderson, PhD

/s/ Barry C. Johnson, PhD	Director	February 17, 2015
Barry C. Johnson, PhD

/s/ Daniel M. Junius	Director	February 17, 2015
Daniel M. Junius

/s/ Robert J. Murray	Director	February 17, 2015
Robert J. Murray

/s/ M. Anne Szostak	Director	February 17, 2015
M. Anne Szostak

/s/ Sophie V. Vandebroek, PhD	Director	February 17, 2015
Sophie V. Vandebroek, PhD