Form 10-Q
period 2015-03-31
IDEXX LABORATORIES INC /DE
filed 2015-04-28
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 46,795,634 on April 17,  2015.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$182,160	$322,536
Marketable securities	139,215	-
Accounts receivable, net of reserves of $4,440 in 2015 and $4,306 in 2014	196,231	152,380
Inventories	173,370	160,342
Deferred income tax assets	36,291	37,689
Other current assets, net	81,642	86,451
Total current assets	808,909	759,398
Long-Term Assets:
Property and equipment, net	309,827	303,587
Goodwill	176,932	184,450
Intangible assets, net	59,911	65,122
Other long-term assets, net	75,435	71,654
Total long-term assets	622,105	624,813
TOTAL ASSETS	$1,431,014	$1,384,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,183	$44,743
Accrued liabilities	177,942	195,351
Line of credit	549,500	549,000
Current portion of deferred revenue	31,820	31,812
Total current liabilities	803,445	820,906
Long-Term Liabilities:
Deferred income tax liabilities	40,113	41,688
Long-term debt	500,000	350,000
Long-term deferred revenue, net of current portion	22,350	21,665
Other long-term liabilities	31,027	32,363
Total long-term liabilities	593,490	445,716
Total liabilities	1,396,935	1,266,622

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.10 par value per share: Authorized: 120,000 shares; Issued: 102,258 and 101,947 shares in 2015 and 2014, respectively	10,226	10,195
Additional paid-in capital	912,582	888,293
Deferred stock units: Outstanding: 118 in 2015 and 2014	5,084	5,066
Retained earnings	1,721,893	1,675,299
Accumulated other comprehensive loss	(24,049)	(8,071)
Treasury stock, at cost: 55,462 and 54,574 shares in 2015 and 2014, respectively	(2,591,714)	(2,453,266)
Total IDEXX Laboratories, Inc. stockholders’ equity	34,022	117,516
Noncontrolling interest	57	73
Total stockholders’ equity	34,079	117,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,431,014	$1,384,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Revenue:
Product revenue	$232,104	$219,392
Service revenue	150,373	140,811
Total revenue	382,477	360,203
Cost of Revenue:
Cost of product revenue	83,370	78,042
Cost of service revenue	83,563	80,064
Total cost of revenue	166,933	158,106
Gross profit	215,544	202,097

Expenses:
Sales and marketing	75,136	67,848
General and administrative	42,599	41,089
Research and development	25,006	23,114
Income from operations	72,803	70,046
Interest expense	(6,304)	(2,774)
Interest income	425	471
Income before provision for income taxes	66,924	67,743
Provision for income taxes	20,346	21,150
Net income	46,578	46,593
Less: Net (loss) income attributable to noncontrolling interest	(16)	8
Net income attributable to IDEXX Laboratories, Inc. stockholders	$46,594	$46,585

Earnings per Share:
Basic	$0.99	$0.90
Diluted	$0.98	$0.89
Weighted Average Shares Outstanding:
Basic	47,140	51,617
Diluted	47,761	52,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Net income	$46,578	$46,593
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(20,232)	1,279
Unrealized gain (loss) on investments, net of tax expense (benefit) of $19 in 2015 and ($32) in 2014	33	(54)
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of tax expense (benefit) of $3,082 in 2015 and ($123) in 2014	7,185	(253)
Less: reclassification adjustment for gains included in net income, net of tax expense of $1,253 in 2015 and $47 in 2014	(2,964)	(149)
Unrealized gain (loss) on derivative instruments	4,221	(402)
Other comprehensive (loss) income, net of tax	(15,978)	823
Comprehensive income	30,600	47,416
Less: comprehensive (loss) income attributable to noncontrolling interest	(16)	8
Comprehensive income attributable to IDEXX Laboratories, Inc.	$30,616	$47,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash Flows from Operating Activities:
Net income	$46,578	$46,593
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	16,154	13,394
Gain on disposal of property and equipment	(33)	(18)
Amortization on marketable securities, net	91	-
Increase (decrease) in deferred compensation liability	58	(86)
Provision for uncollectible accounts	509	451
Provision for (benefit of) deferred income taxes	565	(835)
Share-based compensation expense	4,652	4,108
Tax benefit from share-based compensation arrangements	(7,713)	(6,747)
Changes in assets and liabilities:
Accounts receivable	(51,438)	(21,707)
Inventories	(10,142)	2,200
Other assets	15,479	1,312
Accounts payable	(4,332)	1,857
Accrued liabilities	(26,225)	(10,231)
Deferred revenue	1,153	3,227
Net cash (used) provided by operating activities	(14,644)	33,518
Cash Flows from Investing Activities:
Purchases of property and equipment	(23,017)	(11,298)
Purchase of marketable securities	(140,448)	-
Proceeds from the sale and maturities of marketable securities	3,228	-
Acquisitions of businesses, net of cash acquired	(383)	(1,161)
Acquisition of intangible asset	-	(175)
Net cash used by investing activities	(160,620)	(12,634)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	500	38,000
Debt issue costs	(90)	(139)
Payment of notes payable	-	(253)
Issuance of long term debt	150,000	-
Repurchases of common stock	(133,647)	(70,279)
Proceeds from exercises of stock options and employee stock purchase plans	12,325	10,964
Tax benefit from share-based compensation arrangements	7,713	6,747
Net cash provided (used) by financing activities	36,801	(14,960)
Net effect of changes in exchange rates on cash	(1,913)	1,221
Net (decrease) increase in cash and cash equivalents	(140,376)	7,145
Cash and cash equivalents at beginning of period	322,536	279,058
Cash and cash equivalents at end of period	$182,160	$286,203

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”).

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Note 2.      ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2014 Annual Report, except for our significant accounting policies related to marketable securities.

During the three months ended March 31, 2015, we purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying condensed consolidated balance sheets. We have classified our investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized holding gains and losses are deferred within accumulated other comprehensive income (“AOCI”), net of applicable taxes, except for when an impairment is determined to be other-than-temporary or the security is divested prior to maturity. Interest earned and realized gains and losses on the sale of our marketable securities are included in interest income and other income and expense, respectively, in the accompanying condensed consolidated statements of operations.

We perform ongoing reviews to evaluate whether an unrealized loss on an investment represents an other-than-temporary impairment. An unrealized loss exists when the fair value of an investment is less than its amortized cost. When determining whether an impairment is other-than-temporary, we consider the duration and extent to which the fair value of the investment has been below its cost, the financial condition and near-term prospects of the issuer as expressed by the security’s credit rating and rating outlook, and whether a credit event has occurred, including the failure of the issuer to make scheduled interest or principal payments. Should we intend to sell or would more likely than not be required to sell the security before the expected recovery of the amortized cost basis, we consider the loss to be other-than-temporary and charge income in the period such determination is made. For debt securities that we have no intent to sell and believe that it more likely than not that we will not be required to sell prior to recovery, only the credit loss component of the impairment is charged to income, while any remaining loss remains recognized in AOCI. The credit loss component is identified as the difference between the present value of expected cash flows expected to be collected and the amortized cost of the investment.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment which will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Additionally, the amendment requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments reached in the application of the guidance and assets recognized from the costs to obtain or fulfill a contract. Effective for the Company beginning on January 1, 2017, the amendment allows for two methods of adoption, a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. In April 2015, the FASB proposed a one year deferral of the effective date of this standard to annual periods ending after December 15, 2017, along with an option to permit the Company to early adopt the standard beginning on January 1, 2017. The proposed effective date deferral is not current approved. We are in the process of determining the method of adoption and the impact of this amendment on our consolidated financial statements.

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

In February 2015, FASB issued amendments which change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities, placing more emphasis on risk of loss when determining a controlling financial interest. The amendments in this update apply to all entities and are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This amendment is not expected to have a material impact on our financial statements.

In April 2015, the FASB issued amendments that require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under current guidance, our debt issuance costs are reflected as a deferred charge, within other current assets, net and other long-term assets, net on our condensed consolidated balance sheets. This update is effective for the annual reporting periods beginning after December 15, 2015. This amendment is not expected to have a material impact on our financial statements.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three months ended March 31, 2015 and 2014 totaled $22.0 million and $20.3 million, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at March 31, 2015 was $50.7 million, which will be recognized over a weighted average period of approximately 2.3 years.

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

	For the Three Months Ended March 31,
	2015	2014

Expected stock price volatility	23%	28%
Expected term, in years	5.6	5.7
Risk-free interest rate	1.5%	1.5%

Weighted average estimated fair value of options granted	$39.99	$35.94

Note 4.      marketable securities

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$110,782	$30	$97	$110,715
Agency bonds	16,104	-	4	16,100
U.S. government bonds	5,091	-	-	5,091
Certificate of deposit	3,000	-	-	3,000
Commercial paper	1,496	-	-	1,496
International government bond	1,410	-	1	1,409
Municipal bond	1,400	4	-	1,404
Total marketable securities	$139,283	$34	$102	$139,215

No marketable securities have been in a continuous unrealized loss position for more than twelve months. The marketable securities held by the Company were high investment grade and there were no marketable securities that we consider to be other-than-temporarily impaired as of March 31, 2015.

The contractual maturities of marketable securities were as follows (in thousands):

As of March 31, 2015	Amortized Cost	Fair Value

Due in one year or less	$74,100	$74,062
Due after one through two years	65,183	65,153
	$139,283	$139,215

Note 5.      Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2015	2014

Raw materials	$28,955	$26,908
Work-in-process	18,175	16,859
Finished goods	126,240	116,575
Inventories	$173,370	$160,342

Note 6.       Goodwill and Intangible Assets, NET

The decrease in goodwill during the three months ended March 31, 2015 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the three months ended March 31, 2015 resulted primarily from the continued amortization of our intangible assets and changes in foreign currency exchange rates.

NOTE 7.      Other current and long-term ASSETS

Other current assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014

Prepaid expenses	$36,379	$32,672
Taxes receivable	19,972	28,926
Customer acquisition costs, net	12,746	11,262
Other assets	12,545	13,591
Other current assets	$81,642	$86,451

Other long-term assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014

Investment in long-term product supply arrangements	$11,787	$10,765
Customer acquisition costs, net	32,038	28,165
Other assets	31,610	32,724
Other long-term assets, net	$75,435	$71,654

Note 8.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014

Accrued expenses	$57,911	$55,655
Accrued employee compensation and related expenses	50,271	75,232
Accrued taxes	29,424	28,439
Accrued customer programs	40,336	36,025
Accrued liabilities	$177,942	$195,351

Note 9.      Debt

In December 2014, we entered into a Multicurrency Note Purchase and Private Shelf Agreement (the “MetLife Agreement”) with accredited institutional purchasers named therein pursuant to which we agreed to issue and sell $75 million of 3.25% Series A Senior Notes having a seven-year term (the “2022 Notes”) and $75 million of 3.72% Series B Senior Notes having a twelve-year term (the “2027 Notes”). In February 2015, we issued and sold the 2022 Notes and the 2027 Notes pursuant to the MetLife Agreement. We used the net proceeds from these issuance and sales for general corporate purposes, including repaying amounts outstanding under our revolving credit facility.

Since December 2013, we have issued and sold through private placements senior notes that have an aggregate principal amount of $500 million pursuant to certain note purchase agreements (collectively, the “Senior Note Agreements”). The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At March 31, 2015 we were in compliance with the covenants of the Senior Note Agreements. See Note 10 to the condensed consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes.

Note 10.      Repurchases of common STOCK

The following is a summary of our open market common stock repurchases for the three months ended March 31, 2015 and 2014 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2015	2014

Shares repurchased	859	576
Total cost of shares repurchased	$133,647	$70,279
Average cost per share	$155.58	$122.04

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. We acquired 30,625 shares having a total cost of $4.9 million in connection with such employee surrenders during the three months ended March 31, 2015 compared to 40,537 shares having a total cost of $5.0 million during the three months ended March 31, 2014.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the three months ended March 31, 2015 and 2014 was not material.

Note 11.      Income Taxes

Our effective income tax rate was 30.4% and 31.2% for the three months ended March 31, 2015 and 2014, respectively. The decrease in our effective rate for the three months ended March 31, 2015 as compared to the same period of the prior year was primarily related to higher relative earnings subject to international tax rates that are lower than domestic tax rates.

Note 12.    ACCUMULATED OTHER Comprehensive Income

The changes in AOCI, net of tax, for the three months ended March 31, 2015 consisted of the following (in thousands):

For the Three Months Ended March 31, 2015	Unrealized Gain on Investments, Net of Tax	Unrealized Gain on Derivative Instruments, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2014	$1	$7,361	$(15,433)	$(8,071)
Other comprehensive income (loss) before reclassifications	33	7,185	(20,232)	(13,014)
Gains reclassified from accumulated other comprehensive income	-	(2,964)	-	(2,964)
Balance as of March 31, 2015	$34	$11,582	$(35,665)	$(24,049)

The following is a summary of reclassifications out of AOCI for the three months ended March 31, 2015 and 2014 (in thousands):

Details about Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from Accumulated Other Comprehensive Income For the Three Months Ended March 31,
		2015	2014
Gains (losses) on derivative instruments included in net income:
Foreign currency exchange contracts	Cost of revenue	4,479	458
Interest rate swaps	Interest expense	(262)	(262)
	Total gains before tax	4,217	196
	Tax expense	1,253	47
	Gains, net of tax	2,964	149

Note 13.    Earnings per Share

Basic earnings per share is computed by dividing net income attributable to IDEXX Laboratories, Inc. stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options, the total unrecognized compensation expense for unvested share-based compensation awards and the excess tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 4 to the consolidated financial statements in our 2014 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014

Shares outstanding for basic earnings per share:	47,140	51,617

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	47,140	51,617
Dilutive effect of share-based payment awards	621	721
	47,761	52,338

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014

Weighted average number of shares underlying anti-dilutive options	182	217

Weighted average number of shares underlying anti-dilutive restricted stock units	34	41

Note 14.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2015 are consistent with those discussed in Note 13 to the consolidated financial statements in our 2014 Annual Report, with the exception of $150 million of long-term debt issued during the three months ended March 31, 2015. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Prior to January 1, 2015, our CAG segment included certain livestock diagnostic services processed within and managed by our CAG Reference Laboratories.  We have transitioned the responsibility for these diagnostic services to our LPD segment to more effectively align our business with the nature and customers of these livestock services.  The segment income from operations for the three months ended March 31, 2014 has been retrospectively revised in this Quarterly Report on Form 10-Q to reflect this change in the composition of our reportable segments.  Revenue related to these livestock diagnostic services was $2.9 million for the three months ended March 31, 2014.

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

The following is a summary of segment performance for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2015
Revenue	$324,531	$21,698	$31,270	$4,978	$-	$382,477

Income (loss) from operations	$52,429	$9,459	$5,951	$(194)	$5,158	$72,803
Interest expense, net						(5,879)
Income before provision for income taxes						66,924
Provision for income taxes						20,346
Net income						46,578
Less: Net loss attributable to noncontrolling interest						(16)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$46,594

2014
Revenue	$298,728	$21,421	$34,211	$5,843	$-	$360,203

Income (loss) from operations	$54,004	$8,116	$8,320	$589	$(983)	$70,046
Interest expense, net						(2,303)
Income before provision for income taxes						67,743
Provision for income taxes						21,150
Net income						46,593
Less: Net income attributable to noncontrolling interest						8
Net income attributable to IDEXX Laboratories, Inc. stockholders						$46,585

The following is a summary of revenue by product and service category for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended March 31,
	2015	2014
CAG segment revenue:
CAG Diagnostics recurring revenue:	$278,766	$255,865
IDEXX VetLab® consumables	98,392	84,321
VetLab service and accessories	13,530	13,055
Rapid assay products	43,637	43,059
Reference laboratory diagnostic and consulting services	123,207	115,430
CAG Diagnostics capital - instruments	20,113	18,603
Customer information management and digital imaging systems	25,652	24,260
CAG segment revenue	324,531	298,728

Water segment revenue	21,698	21,421
LPD segment revenue	31,270	34,211
Other segment revenue	4,978	5,843

Total revenue	$382,477	$360,203

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2015.

Our marketable debt securities are initially valued at the transaction price and are subsequently remeasured to fair value as of the balance sheet date utilizing third party pricing services. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. Observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers and other industry and economic events. We validate the prices provided by our third party pricing services by obtaining independent market values from other pricing sources and analyzing pricing data in certain instances.

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

The amount outstanding under our unsecured revolving credit facility (“Credit Facility”) and long-term debt are measured at carrying value in our accompanying condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $518.1 million and $500.0 million, respectively, as of March 31, 2015 and $367.3 million and $350.0 million, respectively, as of December 31, 2014.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at March 31, 2015 and at December 31, 2014 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of March 31, 2015	(Level 1)	(Level 2)	(Level 3)	March 31, 2015

Assets
Money market funds(1)	$51,469	$-	$-	$51,469
Commercial paper(1)	-	12,770	-	12,770

Marketable Securities
Corporate bonds	-	110,715	-	110,715
Agency bonds	-	16,100	-	16,100
U.S. government bonds	-	5,091	-	5,091
Certificate of deposit	-	3,000	-	3,000
Commercial paper (1)	-	1,496	-	1,496
International government bond	-	1,409	-	1,409
Municipal bond	-	1,404	-	1,404
Total marketable securities	-	139,215	-	139,215

Equity mutual funds(2)	2,653	-	-	2,653
Foreign currency exchange contracts(3)	-	18,250	-	18,250
Liabilities
Foreign currency exchange contracts(3)	-	1,139	-	1,139
Deferred compensation(4)	2,653	-	-	2,653
Interest rate swaps(5)	-	1,051	-	1,051

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014

Assets
Money market funds(1)	$204,743	$-	$-	$204,743
Equity mutual funds(2)	2,654	-	-	2,654
Foreign currency exchange contracts(3)	-	12,226	-	12,226
Liabilities
Foreign currency exchange contracts(3)	-	1,323	-	1,323
Deferred compensation(4)	2,654	-	-	2,654
Interest rate swaps(5)	-	1,117	-	1,117

_____________

(1)

Money market funds and commercial paper with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of March 31, 2015 and December 31, 2014 consisted of demand deposits.  Commercial paper with an original maturity of over ninety days is included within marketable securities.

(2)

Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets, net. See number (4) below for a discussion of the related deferred compensation liability.

(3)

Foreign currency exchange contracts are included within other current assets, net; other long-term assets, net; accrued liabilities; or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.

(4)

A deferred compensation plan assumed as part of a previous business combination is included within accrued liabilities and other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in number (2) above.

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

We are exposed to certain risks related to our ongoing business operations. The primary risks that we manage by using derivative instruments are foreign currency exchange risk and interest rate risk. Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into foreign currency exchange contracts to minimize the impact of foreign currency fluctuations associated with specific, significant transactions. We enter into interest rate swaps to minimize the impact of interest rate fluctuations associated with borrowings under our variable-rate Credit Facility.

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions, including transactions denominated in euro, British pound, Japanese yen, Canadian dollar, Australian dollar and Swiss franc. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with well-capitalized multinational financial institutions, and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management.

We recognize all derivative instruments, including our foreign currency exchange contracts and interest rate swap agreements, on the balance sheet at fair value at the balance sheet date. Derivative instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. If a derivative instrument qualifies for hedge accounting, changes in the fair value of the derivative instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We de-designate derivative instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the effect of derivative instruments designated as cash flow hedges on the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014.

We enter into master netting arrangements with the counterparties to our derivative transactions which permit certain outstanding receivables and payables to be offset in the event of default. Our derivative contracts do not require either party to post cash collateral. We elect to present our derivative assets and liabilities in the accompanying condensed consolidated balance sheets on a gross basis. All cash flows related to our foreign currency exchange contracts and interest rate swaps are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.

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

We did not de-designate any instruments from hedge accounting treatment during the three months ended March 31, 2015 or 2014. Gains or losses related to hedge ineffectiveness recognized in earnings during the three months ended March 31, 2015 and 2014 were not material.  At March 31, 2015, the estimated amount of net gains, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $11.9 million if exchange and interest rates do not fluctuate from the levels at March 31, 2015.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany inventory purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our planned hedges for the succeeding year at the conclusion of our budgeting process for that year. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $199.3 million and $186.7 million at March 31, 2015 and December 31, 2014, respectively.

We have entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.36% plus the range of applicable interest rate fixed credit spreads (“Credit Spread”) through June 30, 2016. Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.64% plus the Credit Spread through June 30, 2016.

The fair values of derivative instruments and their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Asset Derivatives
		March 31,	December 31,
		2015	2014

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets, net	$18,068	$12,226
Foreign currency exchange contracts	Other long-term assets, net	182	-
Total derivative instruments presented on the balance sheet		18,250	12,226
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,139	1,323
Net amount		$17,111	$10,903

		Liability Derivatives
		March 31,	December 31,
		2015	2014

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$833	$1,323
Foreign currency exchange contracts	Other long-term liabilities	306	-
Interest rate swaps	Accrued liabilities	1,051	1,117
Total derivative instruments presented on the balance sheet		2,190	2,440
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,139	1,323
Net amount		$1,051	$1,117

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended March 31,
Derivative instruments	2015	2014

Foreign currency exchange contracts, net of tax	$4,179	$(517)
Interest rate swaps, net of tax	42	115
Total derivative instruments, net of tax	$4,221	$(402)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, earnings and other measures of financial performance; the effect of economic conditions on our business performance; demand for our products; impact of transitioning to an all-direct sales strategy in the U.S.; changes in working capital demands; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) and this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

You should read the following discussion and analysis in conjunction with our 2014 Annual Report that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Prior to January 1, 2015, our CAG segment included certain livestock diagnostic services processed within our CAG Reference Laboratories. We have transitioned the responsibility for these diagnostic services from our CAG segment to our LPD segment to more effectively align our business with the nature and customers of these livestock services. The segment income from operations for the three months ended March 31, 2014 has been retrospectively revised in this Quarterly Report on Form 10-Q to reflect this change in the composition of our reportable segments.

Revenue related to these livestock diagnostic services was $2.9 million for the three months ended March 31, 2014. This reclassification of revenue between segments increased our LPD organic revenue growth by 4.4% and decreased our CAG, CAG Diagnostic Recurring, and Reference Laboratory Diagnostic and Consulting Services organic revenue growth rate by 0.5%, 0.6% and 1.2%, respectively, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Effects of Certain Factors on Results of Operations

Distributor Purchasing and Inventories.  When selling our products through distributors, changes in distributors’ inventory levels can impact our reported sales, and these changes may be affected by many factors, which may not be directly related to underlying demand for our products by veterinary practices, which are the end-users. Therefore, we believe it is important to track sales to end users in the relevant periods by our significant distributors in order to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on our reported revenue in those periods. Effective January 1, 2015, we fully transitioned to an all-direct sales strategy in the US, however changes in prior year US distributors’ inventory levels can still impact current year reported growth results. In certain countries internationally, we continue to sell our products through third party distributors. Although we are unable to obtain data for sales to end users from certain less significant non-U.S. third party distributors, we do not believe the impact of changes in these distributors’ inventories had or would have a material impact on our growth rates in the relevant periods.

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

During the three months ended December 31, 2014, we began recognizing revenue on rapid assay kits and instrument consumables upon delivery to end users in the U.S., instead of at distribution. We expect to capture additional revenue that was previously earned by our distribution partners, which we refer to as distributor margin capture. We expect this incremental revenue stream will provide accretive benefits to operating profit, net of investments in our freight and distribution capability and sales, marketing and customer support resources, which will scale over time based on our expected future growth rates. Also as a result of the transition to an all-direct sales strategy in the U.S., we anticipate increased working capital demands, including inventory costs previously borne by our distributors and incremental accounts receivable resulting from a potentially longer elapsed time to collect our receivables.

Currency Impact. Approximately 25% and 27% of our consolidated revenue for the three months ended March 31, 2015 and 2014, respectively, was derived from products manufactured in the U.S. and sold internationally in local currencies. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues.

Our foreign currency exchange risk is comprised of three components: 1) local currency revenues and expenses; 2) the impact of settled hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for 2015, excluding the impact of intercompany and monetary balances denominated in currencies other than the functional subsidiary currencies, a 10% strengthening of the U.S. dollar would reduce operating income by approximately $9 million. The impact of the intercompany and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact of changes in exchange rates on these transactions.

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

During the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, changes in foreign currency exchange rates decreased total company revenue by approximately $21.3 million, due primarily to the strengthening of the U.S. dollar against the euro and all major foreign currencies in which we transact, including the Canadian dollar, British pound, Japanese yen, Australian dollar and Brazilian real. Additionally, these changes in foreign currency exchange rates reduced total company operating profit by $5.4 million and diluted earnings per share by $0.08. This unfavorable impact is net of offsetting foreign currency hedging gains, which increased total company operating profit by $4.5 million and diluted earnings per share by $0.07 during the three months ended March 31, 2015.

During the twelve months ended December 31, 2015, as compared to the twelve months ended December 31, 2014, at our current currency exchange rate assumptions, we anticipate that the strengthening of the U.S. dollar relative to major foreign currencies in which we transact will decrease total company revenue by approximately $89.1 million. Additionally, these changes in foreign currency exchange rates are expected to reduce total company operating profit by $18.4 million and diluted earnings per share by $0.27. This unfavorable impact is net of offsetting foreign currency hedging gains, which are expected to increase total company operating profit by $21.9 million and diluted earnings per share by $0.33 during the twelve months ended December 31, 2015.

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

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2014 Annual Report, except for our significant accounting policies related to marketable securities, which is discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2015 are consistent with those discussed in our 2014 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

▪	Results of Operations

The analysis and discussion included under the heading “Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014 – Revenue” focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended March 31, 2015, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates and acquisitions. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	March 31, 2015	March 31, 2014	Change	Change	Currency	Acquisitions	Growth

CAG	$324,531	$298,728	$25,803	8.6%	(5.5%)	0.6%	13.5%
Water	21,698	21,421	277	1.3%	(5.0%)	-	6.3%
LPD	31,270	34,211	(2,941)	(8.6%)	(11.4%)	-	2.8%
Other	4,978	5,843	(865)	(14.8%)	(1.1%)	-	(13.7%)
Total	$382,477	$360,203	$22,274	6.2%	(5.9%)	0.5%	11.6%

U.S. and International Revenue. The following table provides further analysis of total company revenue by domestic and international markets:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	March 31, 2015	March 31, 2014	Change	Change	Currency	Acquisitions	Growth

United States	$235,408	$207,594	$27,814	13.4%	-	0.2%	13.2%
International	147,069	152,609	(5,540)	(3.6%)	(13.8%)	1.0%	9.2%
Total	$382,477	$360,203	$22,274	6.2%	(5.9%)	0.5%	11.6%

The increase in both U.S. and international revenues was driven by CAG Diagnostics recurring revenue. The increase in international revenues was driven by strong growth in Europe, Asia-Pacific markets and North America, most significantly from Canada, the United Kingdom, China and Italy. U.S. revenue benefitted from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, which increased reported revenue growth by 5%. The impact of changes in distributors’ inventory levels did not have a significant impact on U.S. or international revenue growth.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	March 31, 2015	March 31, 2014	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$278,766	$255,865	$22,901	9.0%	(5.5%)	0.4%	14.1%
VetLab consumables	98,392	84,321	14,071	16.7%	(6.7%)	-	23.4%
VetLab service and
accessories	13,530	13,055	475	3.6%	(5.9%)	-	9.5%
Rapid assay products	43,637	43,059	578	1.3%	(2.7%)	-	4.0%
Reference laboratory
diagnostic and
consulting services	123,207	115,430	7,777	6.7%	(5.8%)	0.9%	11.6%
CAG Diagnostics
capital - instruments	20,113	18,603	1,510	8.1%	(11.1%)	-	19.2%
Customer information
management and
digital imaging systems	25,652	24,260	1,392	5.7%	(0.7%)	3.2%	3.2%
Net CAG revenue	$324,531	$298,728	$25,803	8.6%	(5.5%)	0.6%	13.5%

The increase in CAG Diagnostics recurring revenue was due primarily to higher sales of our VetLab consumables and our reference laboratory diagnostic services resulting from both increased volumes and higher realized prices. CAG Diagnostics recurring revenue benefitted from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, which increased reported revenue growth by 5%. Changes in distributors’ inventory levels did not have a significant impact on reported CAG Diagnostics recurring revenue.

VetLab consumables revenue growth was due to both higher sales volumes and higher average unit sales prices. The increase in unit volumes resulted primarily from growth in testing from existing customers, increased volumes from an expanded menu of available tests and an increase of our installed base for our Catalyst Dx® and ProCyte Dx®  instruments as a result of net customer acquisitions. Additionally, VetLab consumables revenue benefited from higher average unit sales prices, resulting primarily from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, which increased reported VetLab consumables growth by 9%. The impact of changes in distributors’ inventory levels increased reported consumables revenue growth by 2%.

VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. VetLab service and accessories revenue also benefited from higher average unit sales prices, resulting primarily from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, which increased reported reported revenue growth by 1%.

The increase in rapid assay revenue was due primarily to higher average unit sales prices resulting from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S., which increased reported rapid assay revenue growth by 9%, partly offset by both lower feline and canine SNAP® volumes in the U.S. and the unfavorable impact of changes in distributors’ inventory levels, which reduced rapid assay revenue growth by 2%. The lower feline and canine SNAP volumes in the U.S. are attributable to certain earlier generation rapid assay products where we are facing increased competition.

The increase in reference laboratory diagnostic and consulting services revenue was due primarily to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from existing customers and the net acquisition of new customers. Additionally, the increase in revenue was the result of higher average unit sales prices due to price increases.

The increase in CAG Diagnostics capital instruments revenue was due primarily to placements of our Catalyst OneTM analyzer in Europe and North America. Additionally, we benefitted from the recognition of revenue previously deferred associated with preorders for our Catalyst One analyzer during the twelve months ending December 31, 2014. Catalyst One is our latest generation chemistry analyzer, which we launched in North America during the fourth quarter of 2014 and in Europe during the first quarter of 2015. Under our 2014 Catalyst One introductory offer, customers were provided with the right to use a Catalyst Dx instrument through the Catalyst One delivery date. Deferred instrument revenue under this marketing program is $6 million as of March 31, 2015, which will not be recognized until delivery of the Catalyst One instrument occurs later in 2015.

The increase in customer information management and digital imaging systems revenue was due primarily to higher revenues from an increasing Pet Health Network® Pro subscriber base and higher service revenue resulting from an increase in our active installed base of digital imaging and practice management systems. We also benefitted from higher revenues from other customer information management services, price increases and hardware upgrades. These favorable factors were partly offset by a decrease in sales of our digital radiography systems, including the impact of an increase in placement activity under customer acquisition related programs for which the consideration and related revenue will be received and recognized over future periods.

Water. The increase in Water revenue was due primarily to higher sales of our Colilert® products, resulting from increased sales volumes due to both customer acquisitions and increased sales to existing customers in the U.S. and Europe. To a lesser extent, we also benefitted from higher sales of our Filta-Max® products and accessories due primarily to increased volumes in the Asia-Pacific region and U.S.

Livestock, Poultry and Dairy. The increase in LPD organic revenue resulted primarily from higher sales volumes of our Dairy tests in Europe and the Asia-Pacific region and increased sales in Latin America and the Asia-Pacific region of our poultry tests. These favorable factors were partly offset by lower bovine volumes in Europe and the Asia-Pacific region.

Other. The decrease in Other revenue was due primarily to lower sales of OPTI Medical instruments and related consumables in the Asia-Pacific region and Middle East.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Three		For the Three
Gross Profit	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2015	Revenue	March 31, 2014	Revenue	Change	Change

CAG	$175,845	54.2%	$163,516	54.7%	$12,329	7.5%
Water	15,246	70.3%	13,931	65.0%	1,315	9.4%
LPD	19,003	60.8%	21,854	63.9%	(2,851)	(13.0%)
Other	2,601	52.2%	3,401	58.2%	(800)	(23.5%)
Unallocated Amounts	2,849	N/A	(605)	N/A	3,454	570.9%
Total Company	$215,544	56.4%	$202,097	56.1%	$13,447	6.7%

Companion Animal Group. Gross profit for CAG increased due to higher sales, partly offset by a reduction in the gross profit percentage from 55% to 54%. The decrease in gross profit percentage was due primarily to unfavorable product mix, resulting mainly from higher relative instrument revenue, and an increase in overall rapid assay and VetLab product costs. These unfavorable factors were partly offset by higher average unit sales prices, resulting primarily from distributor margin capture relating to our transition to an all-direct sales strategy for our rapid assay test kits and VetLab consumables in the U.S, net of related incremental freight and distribution expenses, efficiencies realized from increased VetLab service revenue and a positive net effect of currency, as higher relative hedging gains during the three months ended March 31, 2015 as compared to the same period of the prior year more than offset the unfavorable impact from changes in foreign currency exchange rates.

Water. Gross profit for Water increased due primarily to an increase in the gross profit percentage from 65% to 70% and higher sales. The increase in the gross profit percentage resulted from the expiration of royalties on December 31, 2014 and a positive net effect of currency, as higher relative hedging gains during the three months ended March 31, 2015 as compared to the same period of the prior year more than offset the unfavorable impact from changes in foreign currency exchange rates.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to lower sales and a decrease in the gross profit percentage from 64% to 61%. The decrease in the gross profit percentage resulted from a one-time decrease in royalty expense which occurred during the three months ended March 31, 2014 resulting from an executed agreement with a licensor of patents related to the sale of certain swine tests. These unfavorable factors were partly offset by lower overall product costs and a positive net effect of currency, as higher relative hedging gains during the three months ended March 31, 2015 as compared to the same period of the prior year more than offset the unfavorable impact from changes in foreign currency exchange rates.

Other. Gross profit for Other decreased due to lower sales and a reduction in the gross profit percentage from 58% to 52%. The decrease in the gross profit percentage was due primarily to higher overall costs to manufacture OPTI Medical instruments, lower average unit sales prices for OPTI Medical consumables, and an unfavorable product mix resulting from lower relative sales of our pharmaceutical product line.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to a decrease in certain manufacturing costs and lower personnel-related costs.

The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net favorable impact to gross profit resulting from decreased manufacturing costs was due the capitalization of favorable manufacturing variances, primarily within our LPD and rapid assay businesses, during the twelve months ended December 31, 2014. A portion of these favorable variances were recognized within Unallocated Amounts during the three months ended March 31, 2015.

We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The decrease in personnel-related costs was due primarily to lower self-insured healthcare costs reported within Unallocated Amounts during the three months ended March 31, 2015 as compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2015	Revenue	March 31, 2014	Revenue	Change	Change

CAG	$123,416	38.0%	$109,512	36.7%	$13,904	12.7%
Water	5,787	26.7%	5,815	27.1%	(28)	(0.5%)
LPD	13,052	41.7%	13,534	39.6%	(482)	(3.6%)
Other	2,795	56.1%	2,812	48.1%	(17)	(0.6%)
Unallocated Amounts	(2,309)	N/A	378	N/A	(2,687)	(710.8%)
Total Company	$142,741	37.3%	$132,051	36.7%	$10,690	8.1%

	For the Three		For the Three
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2015	Revenue	March 31, 2014	Revenue	Change	Change

CAG	$52,429	16.2%	$54,004	18.1%	$(1,575)	(2.9%)
Water	9,459	43.6%	8,116	37.9%	1,343	16.5%
LPD	5,951	19.0%	8,320	24.3%	(2,369)	(28.5%)
Other	(194)	(3.9%)	589	10.1%	(783)	(132.9%)
Unallocated Amounts	5,158	N/A	(983)	N/A	6,141	624.7%
Total Company	$72,803	19.0%	$70,046	19.4%	$2,757	3.9%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2015	Revenue	March 31, 2014	Revenue	Change	Change

Sales and marketing	$66,387	20.5%	$58,205	19.5%	$8,182	14.1%
General and administrative	38,934	12.0%	34,892	11.7%	4,042	11.6%
Research and development	18,095	5.6%	16,415	5.5%	1,680	10.2%
Total operating expenses	$123,416	38.0%	$109,512	36.7%	$13,904	12.7%

The increase in sales and marketing expense was due primarily to increased personnel-related costs, resulting primarily from our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014 as well as increases in global commercial resources, partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from higher personnel-related costs and credit card fees associated with our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in research and development expense resulted primarily from higher personnel-related costs, partly offset by lower external development costs.

 Water. The following table presents Water operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2015	Revenue	March 31, 2014	Revenue	Change	Change

Sales and marketing	$2,910	13.4%	$2,836	13.2%	$74	2.6%
General and administrative	2,171	10.0%	2,300	10.7%	(129)	(5.6%)
Research and development	706	3.3%	679	3.2%	27	4.0%
Total operating expenses	$5,787	26.7%	$5,815	27.1%	$(28)	(0.5%)

Sales and marketing expense for the three months ended March 31, 2015 was generally consistent with the same period of the prior year as higher personnel-related costs and increased spending on promotional activities was offset by the favorable impact from changes in foreign currency exchange rates. The decrease in general and administrative expense was due primarily to the favorable impact from changes in foreign currency exchange rates, partly offset by higher personnel-related costs. Research and development expense for the three months ended March 31, 2015 was generally consistent with the same period of the prior year.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2015	Revenue	March 31, 2014	Revenue	Change	Change

Sales and marketing	$5,435	17.4%	$6,037	17.6%	$(602)	(10.0%)
General and administrative	4,671	14.9%	4,286	12.5%	385	9.0%
Research and development	2,946	9.4%	3,211	9.4%	(265)	(8.3%)
Total operating expenses	$13,052	41.7%	$13,534	39.6%	$(482)	(3.6%)

The decrease in sales and marketing and research and development expense was due primarily to the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted from higher personnel-related costs, partly offset by the favorable impact from changes in foreign currency exchange rates.

Other. Operating expenses for Other, which totaled $2.8 million for the three months ended March 31, 2015, were generally consistent with the same period of the prior year as a reduction in OPTI Medical external development costs was offset by higher personnel-related costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $2.7 million to negative $2.3 million for the three months ended March 31, 2015 due primarily to a decrease in personnel-related costs, which included the impact of lower self-insured healthcare costs reported within Unallocated Amounts during the three months ended March 31, 2015 as compared to the same period of the prior year, and lower external legal costs.

Interest Income and Interest Expense

Interest income was $0.4 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.

Interest expense was $6.3 million for the three months ended March 31, 2015 compared to $2.8 million for the same period of the prior year. The increase in interest expense was due primarily to $350 million in senior notes that we issued and sold through private placements between July 2014 and February 2015, for which fixed interest rates range from 3.25% to 3.76%. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes. In addition, increased interest expense resulted from the impact of higher average borrowings outstanding on our unsecured revolving credit facility (“Credit Facility”).

Provision for Income Taxes

Our effective income tax rate was 30.4% and 31.2% for the three months ended March 31, 2015 and 2014, respectively. The decrease in our effective rate for the three months ended March 31, 2015 as compared to the same period of the prior year was primarily related to higher relative earnings subject to international tax rates that are lower than domestic tax rates.

▪	Recent Accounting Pronouncements

Recently issued accounting pronouncements did not have and are not expected to have a significant effect on our financial condition and results of operations.

▪	Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our $700 million unsecured revolving credit facility (the “Credit Facility”). In addition, we issued $150 million of senior notes during February 2015. During the three months ended March 31, 2015, we purchased marketable debt securities using a portion of our cash balances. At March 31, 2015 and December 31, 2014, we had $321.4 million and $322.5 million, respectively, of cash, cash equivalents and marketable securities, and working capital of $5.5 million and negative working capital of $61.5 million, respectively. Additionally, at March 31, 2015, we had remaining borrowing availability of $149.5 million under our $700 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, our portfolio of short-duration marketable securities, funds generated from operations and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will be sufficient for the foreseeable future to fund our business as currently conducted.

We consider the majority of the operating earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of non-U.S. subsidiaries. Changes to this position could have adverse tax consequences. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.

Of our total cash, cash equivalents and marketable securities at March 31, 2015, approximately $319.7 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. The marketable securities held by the Company were high investment grade with original maturities of two years or less. Of our $139.2 million in marketable securities held as of March 31, 2015, approximately 80% of the fair value of our marketable securities consisted of corporate bonds, 12% consisted of agency bonds, with the remainder consisting of U.S. and international government bonds, municipal bonds, commercial paper and certificates of deposit. Of our $182.2 million of cash and cash equivalents held as of March 31, 2015, 64% was held as bank deposits,  15% was held by our foreign subsidiaries and was invested in money market funds restricted to U.S. government and agency securities, 14% was invested in money market funds invested in highly liquid investment-grade fixed-income securities and 7% consisted of commercial paper with original maturities of less than ninety days. As of March 31, 2015, approximately 68% of the cash, cash equivalents and marketable securities held by our foreign subsidiaries were held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

Days sales outstanding(1)	41.6	40.6	39.2	40.8	42.8
Inventory turns(2)	1.6	1.7	1.8	1.8	1.8

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash (used) provided:

	For the Three Months Ended March 31,
(dollars in thousands)	2015	2014	Dollar Change

Net cash (used) provided by operating activities	$(14,644)	$33,518	$(48,162)
Net cash used by investing activities	(160,620)	(12,634)	(147,986)
Net cash provided (used) by financing activities	36,801	(14,960)	51,761
Net effect of changes in exchange rates on cash	(1,913)	1,221	(3,134)
Net (decrease) increase in cash and cash equivalents	$(140,376)	$7,145	$(147,521)

Operating Activities. Cash used by operating activities was $14.6 million for the three months ended March 31, 2015 as compared to cash provided of  $33.5 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $68.6 million for the three months ended March 31, 2015 as compared to $63.6 million for the same period in 2014, resulting in incremental operating cash flows of $5.0 million driven primarily by the impact of higher relative depreciation and amortization and the impact of deferred income taxes. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $83.2 million and $30.1 million for the three months ended March 31, 2015 and 2014, respectively, resulting in an incremental decrease in cash of $53.1 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Three Months Ended March 31,
(dollars in thousands)	2015	2014	Dollar Change

Accounts receivable	$(51,438)	$(21,707)	$(29,731)
Inventories	(10,142)	2,200	(12,342)
Other assets	15,479	1,312	14,167
Accounts payable	(4,332)	1,857	(6,189)
Accrued liabilities	(26,225)	(10,231)	(15,994)
Deferred revenue	1,153	3,227	(2,074)
Tax benefit from share-based compensation arrangements	(7,713)	(6,747)	(966)
Total	$(83,218)	$(30,089)	$(53,129)

The incremental cash used by accounts receivable during the three months ended March 31, 2015 was due primarily to our transition to an all-direct strategy in the U.S., including the establishment of accounts receivable directly with our U.S. end-users that previously purchased from our U.S. distribution partners and the impact of increased revenues during the three months ended March 31, 2015 relative to the same period of the prior year, including the margin capture associated with the aforementioned all-direct strategy. The incremental cash used by accrued liabilities was due primarily to higher relative payments related to employee incentive programs during the three months ended March 31, 2015 as compared to the same period of the prior year. The incremental cash used by inventory during the three months ended March 31, 2015 as compared to the prior year was supported by higher expected demand for our CAG diagnostic instruments and VetLab consumables. The increase in cash used by accounts payable during the three months ended March 31, 2015 as compared to the prior year was due primarily to the timing of vendor payments. The increase in cash provided by other assets during the three months ended March 31, 2015 as compared to the prior year was due primarily to higher income taxes receivable resulting from the timing of the Tax Increase Prevention Act enactment in the fourth quarter of 2014.

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

Investing Activities. Cash used by investing activities was $160.6 million for the three months ended March 31, 2015 as compared to $12.6 million for the same period of the prior year. The increase in cash used by investing activities was due primarily to the purchase of marketable securities during the first quarter of 2015 and, to a lesser extent, incremental capital investments in manufacturing and reference laboratory equipment during the three months ended March 31, 2015 as compared to the same period of the prior year.

Our total capital expenditure plan for 2015 is estimated to be approximately $100 million, which includes capital investments in manufacturing and reference laboratory equipment, investments in internal use software and information technology infrastructure and the renovation and expansion of our facilities and reference laboratories.

Financing Activities. Cash provided by financing activities was $36.8 million for the three months ended March 31, 2015 compared to cash used of $15.0 million for the same period in 2014. The increase in cash provided was due to a $150 million issuance of long-term debt during the three months ended March 31, 2015, partly offset by an increase in cash used to repurchase our common stock and lower relative net borrowings under the Credit Facility during the three months ended March 31, 2015 as compared to the same period in 2014.

In December 2014, we entered into a Multicurrency Note Purchase and Private Shelf Agreement (the “MetLife Agreement”) with accredited institutional purchasers named therein pursuant to which we agreed to issue and sell $75 million of 3.25% Series A Senior Notes having a seven-year term (the “2022 Notes”) and $75 million of 3.72% Series B Senior Notes having a twelve-year term (the “2027 Notes”). In February 2015, we issued and sold the 2022 Notes and the 2027 Notes pursuant to the MetLife Agreement. We used the net proceeds from these issuance and sales for general corporate purposes, including repaying amounts outstanding under our revolving credit facility.

Cash used to repurchase shares of our common stock increased by $63.4 million during the three months ended March 31, 2015 as compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to March 31, 2015, we have repurchased 54.8 million shares. During the three months ended March 31, 2015, we purchased 0.9 million shares for an aggregate cost of $133.6 million compared to purchases of 0.6 million shares for an aggregate cost of $70.3 million during 2014. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash used of $37.5 million during the three months ended March 31, 2015 compared to the same period of the prior year. At March 31, 2015, we had $549.5 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation not to exceed 3.5-to-1. At March 31, 2015, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

Since December 2013, we have issued and sold through private placements senior notes having an aggregate principal amount of $500 million pursuant to certain note purchase agreements (collectively, the “Senior Note Agreements”). The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At March 31, 2015 we were in compliance with the covenants of the Senior Note Agreements. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes.

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2015 are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 13 to the consolidated financial statements in our 2014 Annual Report, with the exception of $150 million of long-term debt issued during the three months ended March 31, 2015. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting IDEXX, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2014 Annual Report.

During the three months ended March 31, 2015, we purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates. As of March 31, 2015, we estimate that a 1% increase in market interest rates would decrease the fair value of our marketable securities portfolio by approximately $1.1 million.

Additionally, our cash equivalents and marketable securities are subject to credit risk. The fair value of our investments can be negatively impacted by liquidity, credit deterioration, financial results and other factors. To minimize this risk, we invest in high quality investments with original maturities of two years or less. We perform periodic evaluations of the credit ratings related to the cash, cash equivalents, and marketable securities.

As of the date of this Quarterly Report on Form 10-Q, there have been no additional material changes to the market risks described in our 2014 Annual Report.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors" in our 2014 Annual Report, which could materially affect our business, financial condition or future results. The following risk factors (“Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business” and “Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results”) reflect material changes relative to similar discussion within our 2014 Annual Report. Additionally, we have added one risk factor (“Risks Associated with Fluctuations in the Market Values of our Investment Portfolio”) in response to our purchase of marketable securities during the three months ended March 31, 2015. Except as described in this Item 1A., there have been no other material changes from the risk factors previously disclosed in the 2014 Annual Report. The risks described in this Quarterly Report on Form 10-Q and in our 2014 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

Any strengthening of the rate of exchange for the U.S. dollar against non-U.S. currencies, and in particular the euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Brazilian real, adversely affects our results, as it reduces the dollar value of sales that are made in those currencies and reduces the profits on products manufactured or sourced in U.S. dollars and exported to international markets. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars. The accumulated impacts from any continued, longer-term growth in the value of the U.S. dollar against non-U.S. currencies may have a material adverse effect on our operating results.

Approximately 25% and 27% of our consolidated revenue for the three months ended March 31, 2015 and 2014, respectively, was derived from products manufactured in the U.S. and sold internationally in local currencies, and during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, changes in foreign currency exchange rates decreased our revenues by approximately $21.3 million, due primarily to the strengthening of the rate of exchange for the U.S. dollar against all major non-U.S. currencies in which we conduct business. Additionally, our operating profit and diluted earnings per share for the three months ended March 31, 2015 were reduced by $5.4 million and $0.08 per share, respectively, which are net of offsetting gains of $4.5 million and $0.07 per share, respectively, from our foreign currency hedging activities.

Our foreign currency hedging activities (see Note 17 —Derivative Instruments and Hedging in the accompanying Notes to the Consolidated Financial Statements), which are designed to minimize and delay, but not to completely eliminate, the effects of foreign currency fluctuations, may not sufficiently offset the adverse financial effect of unfavorable movements in foreign exchange rates on our financial results over the limited time the hedges are in place. As we primarily use foreign currency exchange contracts with durations of less than 24 months and enter into contracts to hedge incremental portions of anticipated foreign currency transactions on a quarterly basis for the current and following year, the effectiveness of our foreign currency hedging activities to offset longer-term appreciation in the value of the U.S. dollar against non-U.S. currencies may be limited. Factors that could affect the effectiveness of our hedging activities include accuracy of sales and other forecasts, volatility of currency markets, and the cost and availability of hedging instruments. Since the hedging activities are designed to minimize volatility, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

At our current foreign exchange rate assumptions, we anticipate that this continued strengthening will have a material adverse effect on our operating results by decreasing our revenues, operating profit and diluted earnings per share for the twelve months ending December 31, 2015 by approximately $89 million, $18.4 million and $0.27 per share, respectively, net of anticipated offsetting gains from our foreign currency hedging activities of $21.9 million and $0.33 per share to operating profit and diluted earnings per share, respectively.

Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results

We face intense competition within the markets in which we sell our products and services and we expect that future competition may become even more intense. Competition could negatively affect our sales and profitability in a number of ways. New competitors may enter our markets through the development of new technology, the acquisition of rights to use existing technologies or the use of existing technologies when patents protecting such existing technologies expire.  New or existing competitors may introduce new and competitive products and services, which could be superior to our products and services. Some of our competitors and potential competitors may choose to differentiate themselves by offering products and services similar to ours at lower sales prices, which could have an adverse effect on our results of operations through loss of market share or a decision to lower our own sales prices to remain competitive. In addition, our ability to attract and retain customers depends on the effectiveness of our customer marketing and incentive programs and multiple competitors could bundle product and service offerings through co-marketing or other arrangements, which could enhance their ability to compete with our broad product and service offering. With our transition to an all-direct sales strategy for our kits and consumables in the U.S. effective January 1, 2015, we did not renew our distribution agreements with our former key U.S. distribution partners after their expiration at the end of 2014, including exclusive distribution agreements with some of the largest U.S. distributors of companion animal veterinary products. We historically sold significant amounts of our kits and consumables through our former U.S. distribution partners, and two of our previously exclusive U.S. distribution partners joined a third former U.S. distribution partner by beginning to carry competitive instruments, consumables and rapid assay products in the fourth quarter of 2014. The promotion and sale of our competitors’ products by our former U.S. distribution partners may adversely affect the retention of our customers for our kits and consumables and the sales and distribution of our products, which could have an adverse effect on our results of operations. Some of our competitors and potential competitors, including large diagnostic and pharmaceutical companies, also have substantially greater financial resources than us, and greater experience in manufacturing, marketing, research and development and obtaining regulatory approvals than we do.

Risks Associated with Fluctuations in the Market Values of our Investment Portfolio

We invest our surplus cash in a diversified portfolio of marketable securities, including corporate bonds, commercial paper, and a short-term money market fund which invests in securities issued or sponsored by the U.S. government. The value and liquidity of these marketable securities may fluctuate substantially, and could be negatively affected by increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets, declines in the value of collateral underlying the securities included in our portfolio, geopolitical events or other factors. Any adverse changes in the financial markets and resulting declines in the value of our portfolio could have an adverse impact on our financial condition and operating results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1 to January 31, 2015	292,393		$153.94	291,900	2,789,403
February 1 to February 28, 2015	437,591	(2)	156.81	407,459	2,381,944
March 1 to March 31, 2015	159,650		155.86	159,650	2,222,294
Total	889,634		$155.70	859,009	2,222,294

(1)As of March 31, 2015, our Board of Directors had approved the repurchase of up to 57 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program was subsequently increased on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010, October 12, 2011, May 7, 2013 and again on July 16, 2014. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended March 31, 2015, and no repurchase programs expired during the period. Repurchases of 859,009 shares were made during the three months ended March 31, 2015 in transactions made pursuant to our repurchase program.

(2)During the three months ended March 31, 2015, we received 30,625 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

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

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: April 28, 2015	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.