Form 10-Q
period 2015-06-30
IDEXX LABORATORIES INC /DE
filed 2015-07-30
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 92,005,024 on July 20,  2015.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$163,152	$322,536
Marketable securities	180,870	-
Accounts receivable, net of reserves of $5,404 in 2015 and $4,306 in 2014	199,444	152,380
Inventories	184,500	160,342
Deferred income tax assets	37,509	37,689
Other current assets, net	67,559	86,451
Total current assets	833,034	759,398
Long-Term Assets:
Property and equipment, net	326,041	303,587
Goodwill	179,705	184,450
Intangible assets, net	57,517	65,122
Other long-term assets, net	81,073	71,654
Total long-term assets	644,336	624,813
TOTAL ASSETS	$1,477,370	$1,384,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,212	$44,743
Accrued liabilities	190,441	195,351
Line of credit	498,000	549,000
Current portion of deferred revenue	28,775	31,812
Total current liabilities	775,428	820,906
Long-Term Liabilities:
Deferred income tax liabilities	39,261	41,688
Long-term debt	598,925	350,000
Long-term deferred revenue, net of current portion	23,871	21,665
Other long-term liabilities	31,334	32,363
Total long-term liabilities	693,391	445,716
Total liabilities	1,468,819	1,266,622

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 102,347 and 101,947 shares in 2015 and 2014, respectively; Outstanding: 92,636 and 47,373 shares in 2015 and 2014, respectively	10,235	10,195
Additional paid-in capital	921,678	888,293
Deferred stock units: Outstanding: 240 and 235 units in 2015 and 2014, respectively	5,376	5,066
Retained earnings	231,070	1,675,299
Accumulated other comprehensive loss	(22,275)	(8,071)
Treasury stock, at cost: 9,711 and 54,574 shares in 2015 and 2014, respectively	(1,137,616)	(2,453,266)
Total IDEXX Laboratories, Inc. stockholders’ equity	8,468	117,516
Noncontrolling interest	83	73
Total stockholders’ equity	8,551	117,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,477,370	$1,384,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue:
Product revenue	$251,210	$237,515	$483,313	$456,907
Service revenue	162,133	152,607	312,507	293,418
Total revenue	413,343	390,122	795,820	750,325
Cost of Revenue:
Cost of product revenue	91,203	86,956	174,573	164,998
Cost of service revenue	89,383	84,648	172,946	164,712
Total cost of revenue	180,586	171,604	347,519	329,710
Gross profit	232,757	218,518	448,301	420,615

Expenses:
Sales and marketing	75,217	68,020	150,353	135,868
General and administrative	44,920	41,846	87,519	82,935
Research and development	24,317	25,433	49,323	48,547
Income from operations	88,303	83,219	161,106	153,265
Interest expense	(7,259)	(2,965)	(13,563)	(5,739)
Interest income	559	488	984	959
Income before provision for income taxes	81,603	80,742	148,527	148,485
Provision for income taxes	24,665	23,498	45,011	44,648
Net income	56,938	57,244	103,516	103,837
Less: Net income attributable to noncontrolling interest	26	26	10	34
Net income attributable to IDEXX Laboratories, Inc. stockholders	$56,912	$57,218	$103,506	$103,803

Earnings per Share:
Basic	$0.61	$0.56	$1.10	$1.01
Diluted	$0.60	$0.55	$1.09	$1.00
Weighted Average Shares Outstanding:
Basic	93,384	102,250	93,829	102,739
Diluted	94,306	103,590	94,934	104,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$56,938	$57,244	$103,516	$103,837
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7,298	2,200	(12,934)	3,479
Unrealized gain on net investment hedge	737	-	737	-
Unrealized (loss) gain on investments, net of tax expense of $12 and $31 in 2015 and $36 and $4 in 2014	(26)	59	7	5
Unrealized gain (loss) on derivative instruments:
Unrealized (loss) gain, net of tax (benefit) expense of ($1,233) and $1,849 in 2015 and ($890) and ($1,013) in 2014	(2,885)	(1,924)	4,300	(2,177)
Less: reclassification adjustment for losses (gains) included in net income, net of tax benefit (expense) of ($1,451) and ($2,704) in 2015 and $138 and $91 in 2014	(3,350)	251	(6,314)	102
Unrealized loss on derivative instruments	(6,235)	(1,673)	(2,014)	(2,075)
Other comprehensive gain (loss), net of tax	1,774	586	(14,204)	1,409
Comprehensive income	58,712	57,830	89,312	105,246
Less: comprehensive income attributable to noncontrolling interest	26	26	10	34
Comprehensive income attributable to IDEXX Laboratories, Inc.	$58,686	$57,804	$89,302	$105,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net income	$103,516	$103,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,944	28,089
Provision for uncollectible accounts	1,448	788
Benefit of deferred income taxes	(2,055)	(5,225)
Share-based compensation expense	9,642	8,820
Other	417	110
Tax benefit from share-based compensation arrangements	(8,746)	(7,960)
Changes in assets and liabilities:
Accounts receivable	(57,126)	(9,786)
Inventories	(16,023)	(5,575)
Other assets	32,792	(2,950)
Accounts payable	(2,992)	337
Accrued liabilities	(27,589)	(3,344)
Deferred revenue	(706)	8,139
Net cash provided by operating activities	65,522	115,280
Cash Flows from Investing Activities:
Purchases of property and equipment	(46,873)	(25,410)
Purchase of marketable securities	(190,370)	-
Proceeds from the sale and maturities of marketable securities	10,039	-
Proceeds from sale of equity investment	-	5,400
Acquisitions of a business, net of cash acquired	(383)	(1,161)
Acquisitions of intangible assets	-	(175)
Net cash used by investing activities	(227,587)	(21,346)
Cash Flows from Financing Activities:
(Repayments) borrowings on revolving credit facilities, net	(51,000)	107,000
Debt issue costs	(127)	(1,156)
Issuance of long-term debt	250,097	-
Payment of notes payable	-	(1,394)
Repurchases of common stock	(220,097)	(196,626)
Proceeds from exercises of stock options and employee stock purchase plans	15,650	14,707
Tax benefit from share-based compensation arrangements	8,746	7,960
Net cash provided (used) by financing activities	3,269	(69,509)
Net effect of changes in exchange rates on cash	(588)	1,565
Net (decrease) increase in cash and cash equivalents	(159,384)	25,990
Cash and cash equivalents at beginning of period	322,536	279,058
Cash and cash equivalents at end of period	$163,152	$305,048

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”).

Stock Split

On May 6, 2015, we announced a two-for-one split of our outstanding shares of common stock which was effected through a stock dividend that was paid through the issuance of treasury shares. The stock split entitled each stockholder of record at the close of business on May 18, 2015 to receive one additional share of common stock for each outstanding share of common stock held. The additional shares of our common stock paid pursuant to the stock split were distributed by the Company’s transfer agent on June 15, 2015. All share and per share amounts in the condensed consolidated balance sheets, condensed consolidated statement of operations and notes to the condensed consolidated financial statements retroactively reflect the effect of the stock split unless otherwise noted.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Note 2.      ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2014 Annual Report, except for our significant accounting policies related to marketable securities.

During the six months ended June 30, 2015, we purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying condensed consolidated balance sheets. We have classified our investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized holding gains and losses are deferred within accumulated other comprehensive income (“AOCI”), net of applicable taxes, except for when an impairment is determined to be other-than-temporary or the security is divested prior to maturity. Interest earned and realized gains and losses on the sale of our marketable securities are included in interest income and other income and expense, respectively, in the accompanying condensed consolidated statements of operations.

We perform ongoing reviews to evaluate whether an unrealized loss on an investment represents an other-than-temporary impairment. An unrealized loss exists when the fair value of an investment is less than its amortized cost. When determining whether an impairment is other-than-temporary, we consider the duration and extent to which the fair value of the investment has been below its cost, the financial condition and near-term prospects of the issuer as expressed by the security’s credit rating and rating outlook, and whether a credit event has occurred, including the failure of the issuer to make scheduled interest or principal payments. Should we intend to sell or determine that we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis, we would consider the loss to be other-than-temporary and charge income in the period such determination is made. For debt securities that we have no intent to sell and for which we believe that it is more likely than not that we will not be required to sell prior to recovery, only the credit loss component of the impairment is charged to income, while any remaining loss remains recognized in AOCI. The credit loss component is identified as the difference between the present value of expected cash flows expected to be collected and the amortized cost of the investment.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an amendment which will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Additionally, the amendment requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments reached in the application of the guidance and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB voted to defer the effective date of the amendment to apply to public business entities for annual and interim periods ending after December 15, 2017. The amendment allows for two methods of adoption: a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. We are in the process of determining the method of adoption and the impact of this amendment on our consolidated financial statements.

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

In February 2015, the FASB issued amendments which change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities, placing more emphasis on risk of loss when determining a controlling financial interest. The amendments in this update apply to all entities and are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This amendment is not expected to have a material impact on our financial statements.

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

In April 2015, the FASB issued amendments that provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted. The standard allows for adoption retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. The amendment is not expected to have a material impact on our financial statements.

In May 2015, the FASB issued amendments which remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value as a practical expedient for fair value. Removing investments measured using the practical expedient from the fair value hierarchy is intended to eliminate the diversity in practice that currently exists with respect to the categorization of these investments. The new guidance requires reporting entities to continue to disclose information on investments for which fair value is measured at net asset value (or its equivalent) as a practical expedient to help users understand the nature and risks of the investments and whether the investments, if sold, are probable of being sold at amounts different from net asset value. A reporting entity should apply the amendments retrospectively to all periods presented. This update is effective for public business entities during fiscal years beginning after December 15, 2015. Early adoption is permitted. This amendment is not expected to have a material impact on our financial statements.

In July 2015, the FASB issued amendments which simplify the existing guidance which requires entities to subsequently measure inventory at the lower of cost or market value.  Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for public business entities during fiscal years beginning after December 15, 2016. Early adoption is permitted. This amendment is not expected to have a material impact on our financial statements.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three and six months ended June 30, 2015 totaled $1.8 million and $23.8 million, respectively, as compared to $2.5 million and $22.8 million for the three and six months ended June 30, 2014, respectively.  The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at June 30, 2015 was $46.8 million, which will be recognized over a weighted average period of approximately 2.0 years.

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

	For the Six Months Ended
	June 30,
	2015	2014

Expected stock price volatility	23%	28%
Expected term, in years[1]	5.6	5.7
Risk-free interest rate	1.5%	1.5%

Weighted average fair value of options granted	$19.72	$18.07

Note 4.      marketable securities

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$143,233	$12	$(157)	$143,088
Agency bonds	18,150	1	-	18,151
U.S. government bonds	10,211	4	-	10,215
Commercial paper	3,747	-	-	3,747
International government bond	2,270	-	(3)	2,267
Certificate of deposit	2,000	-	-	2,000
Municipal bond	1,400	2	-	1,402
Total marketable securities	$181,011	$19	$(160)	$180,870

No marketable securities have been in a continuous unrealized loss position for more than twelve months. The marketable securities held by the Company were high investment grade, and there were no marketable securities that we consider to be other-than-temporarily impaired as of June 30, 2015.

Remaining contractual maturities of marketable securities were as follows (in thousands):

As of June 30, 2015	Amortized Cost	Fair Value

Due in one year or less	$114,841	$114,783
Due after one through two years	66,170	66,087
	$181,011	$180,870

Note 5.      Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Raw materials	$30,471	$26,908
Work-in-process	20,254	16,859
Finished goods	133,775	116,575
Inventories	$184,500	$160,342

Note 6.       Goodwill and Intangible Assets, NET

The decrease in goodwill during the six months ended June 30, 2015 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the six months ended June  30, 2015 resulted primarily from the continued amortization of our intangible assets and changes in foreign currency exchange rates.

NOTE 7.      Other current and long-term ASSETS

Other current assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Prepaid expenses	$30,378	$32,672
Taxes receivable	12,906	28,926
Customer acquisition costs, net	14,230	11,262
Other assets	10,045	13,591
Other current assets, net	$67,559	$86,451

Other long-term assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Investment in long-term product supply arrangements	$12,165	$10,765
Customer acquisition costs, net	36,774	28,165
Other assets	32,134	32,724
Other long-term assets, net	$81,073	$71,654

Note 8.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014

Accrued expenses	$62,822	$55,655
Accrued employee compensation and related expenses	53,483	75,232
Accrued taxes	29,334	28,439
Accrued customer programs	44,802	36,025
Accrued liabilities	$190,441	$195,351

Note 9.      Debt

In June 2015, we entered into an Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Amended Agreement”), among the Company, Prudential Investment Management, Inc. (“Prudential”) and the accredited institutional purchasers named therein, which amends and restates the Note Purchase and Private Shelf Agreement dated July 21, 2014. Pursuant to the Amended Agreement, we issued and sold through a private placement a principal amount of €88.9 million (approximately $100 million) of 1.785% Series C Senior Notes due June 18, 2025 (the “2025 Notes”). We used the net proceeds from this issuance and sale of the 2025 Notes for general corporate purposes, including repaying amounts outstanding under our revolving credit facility.

The Amended Agreement also provides for an uncommitted shelf facility by which we may request that Prudential purchase, over the next three years, up to $75 million (or the foreign currency equivalent) of additional senior promissory notes of the Company at a fixed interest rate and with a maturity date not to exceed twelve years (the “Shelf Notes”). Prudential is under no obligation to purchase any of the Shelf Notes. The interest rate of any series of Shelf Notes will be determined at the time of purchase. The proceeds of any series of Shelf Notes will be used only for general corporate purposes.

In December 2014, we entered into a Multi-Currency Note Purchase and Private Shelf Agreement (the “MetLife Agreement”) with accredited institutional purchasers named therein pursuant to which we agreed to issue and sell $75 million of 3.25% Series A Senior Notes having a seven-year term (the “2022 Notes”) and $75 million of 3.72% Series B Senior Notes having a twelve-year term (the “2027 Notes”). In February 2015, we issued and sold the 2022 Notes and the 2027 Notes pursuant to the MetLife Agreement. We used the net proceeds from these issuance and sales for general corporate purposes, including repaying amounts outstanding under our revolving credit facility.

Since December 2013, we have issued and sold through private placements senior notes that have an aggregate principal amount of approximately $600 million pursuant to certain note purchase agreements (collectively, the “Senior Note Agreements”). The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At June  30, 2015 we were in compliance with the covenants of the Senior Note Agreements. See Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes.

Note 10.      Repurchases of common STOCK

The following is a summary of our open market common stock repurchases for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Shares repurchased[1]	1,415	1,947	3,133	3,099
Total cost of shares repurchased	$93,461	$126,347	$227,108	$196,626
Average cost per share[1]	$66.07	$64.88	$72.50	$63.45

 _____________

(1)

Shares repurchased and acquired through employee surrender for payment of minimum required withholding taxes on and before June 15, 2015 and the associated average cost per share have been adjusted to reflect the June 2015 two-for-one stock split.  Actual shares repurchased were approximately 890,000 and 973,000 for the three months ended June 30, 2015 and 2014, respectively, and approximately 1,749,000 and 1,549,000 for the six months ended June 30, 2015 and 2014, respectively.

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. The number of shares acquired through employee surrenders during both the three months ended June 30, 2015 and 2014 was not material. We acquired approximately 64,000 shares having a total cost of $5.1 million in connection with such employee surrenders during the six months ended June  30, 2015 as compared to approximately 84,000 shares having a total cost of $5.2 million during the six months ended June 30, 2014.

In conjunction with a two-for-one split of our outstanding shares of common stock enacted on May 18, 2015, IDEXX paid the stock dividend on June 15, 2015 by issuing approximately 46.6 million shares of treasury stock having a total carrying value of approximately $1.5 billion.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the six months ended June 30, 2015 and 2014 was not material.

Note 11.      Income Taxes

Our effective income tax rate was 30.2% and 30.3% for the three and six months ended June 30, 2015, respectively, as compared to 29.1% and 30.1% for the three and six months ended June 30, 2014, respectively. The increase in our effective rate for the three and six months ended June 30, 2015 as compared to the same periods of the prior year was related to the resolution of domestic and international tax audits during both the three and six months ending June 30, 2014, which resulted in a net reduction in our provision for income taxes in those periods.  This unfavorable factor was partly offset by greater tax benefits related to earnings subject to international tax rates that are lower than domestic tax rates during the three and six months ended June 30, 2015.

Note 12.    ACCUMULATED OTHER Comprehensive Income

The changes in AOCI, net of tax, for the six months ended June 30, 2015 consisted of the following (in thousands):

For the Six Months Ended June 30, 2015	Unrealized Gain on Investments, Net of Tax	Unrealized Gain on Derivative Instruments, Net of Tax	Unrealized Gain on Net Investment Hedge	Cumulative Translation Adjustment	Total

Balance as of December 31, 2014	$1	$7,361	$-	$(15,433)	$(8,071)
Other comprehensive income (loss) before reclassifications	7	4,300	737	(12,934)	(7,890)
Gains reclassified from accumulated other comprehensive income	-	(6,314)	-	-	(6,314)
Balance as of June 30, 2015	$8	$5,347	$737	$(28,367)	$(22,275)

The following is a summary of reclassifications out of AOCI for the three and six months ended June 30, 2015 and 2014 (in thousands):

Details about AOCI Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from AOCI For the Three Months Ended June 30,
		2015	2014
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$5,066	$(124)
Interest rate swaps	Interest expense	(265)	(265)
	Total gains (losses) before tax	4,801	(389)
	Tax expense (benefit)	1,451	(138)
	Gains (losses), net of tax	$3,350	$(251)

Details about AOCI Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from AOCI For the Six Months Ended June 30,
		2015	2014
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$9,545	$334
Interest rate swaps	Interest expense	(527)	(527)
	Total gains (losses) before tax	9,018	(193)
	Tax expense (benefit)	2,704	(91)
	Gains (losses), net of tax	$6,314	$(102)

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Shares outstanding for basic earnings per share	93,384	102,250	93,829	102,739

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	93,384	102,250	93,829	102,739
Dilutive effect of share-based payment awards	922	1,340	1,105	1,421
	94,306	103,590	94,934	104,160

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three and six months ended June  30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Weighted average number of shares underlying anti-dilutive options	995	701	756	569

Weighted average number of shares underlying anti-dilutive restricted stock units	131	0	99	0

Note 14.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June  30, 2015 are consistent with those discussed in Note 13 to the consolidated financial statements in our 2014 Annual Report, with the exception of approximately $250 million of long-term debt issued during the six months ended June 30, 2015. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Prior to January 1, 2015, our CAG segment included certain livestock testing services processed within and managed by our CAG Reference Laboratories.  We have transitioned the responsibility for these diagnostic services to our LPD segment to more effectively align our business with the nature and customers of these livestock services.  Segment revenue and income from operations for the three and six months ended June 30, 2014 has been retrospectively revised in this Quarterly Report on Form 10-Q to reflect this change in the composition of our reportable segments.  Revenue related to these livestock testing services was $4.6 million and $7.4 million for the three and six months ended June 30, 2014, respectively.

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

The following is a summary of segment performance for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2015
Revenue	$351,620	$25,051	$32,059	$4,613	$-	$413,343

Income (loss) from operations	$67,875	$11,954	$5,895	$(237)	$2,816	$88,303
Interest expense, net						(6,700)
Income before provision for income taxes						81,603
Provision for income taxes						24,665
Net income						56,938
Less: Net income attributable to noncontrolling interest						26
Net income attributable to IDEXX Laboratories, Inc. stockholders						$56,912

2014
Revenue	$322,129	$24,487	$37,307	$6,199	$-	$390,122

Income (loss) from operations	$66,924	$10,064	$10,747	$(249)	$(4,267)	$83,219
Interest expense, net						(2,477)
Income before provision for income taxes						80,742
Provision for income taxes						23,498
Net income						57,244
Less: Net income attributable to noncontrolling interest						26
Net income attributable to IDEXX Laboratories, Inc. stockholders						$57,218

	For the Six Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2015
Revenue	$676,151	$46,749	$63,329	$9,591	$-	$795,820

Income (loss) from operations	$120,304	$21,413	$11,846	$(431)	$7,974	$161,106
Interest expense, net						(12,579)
Income before provision for income taxes						148,527
Provision for income taxes						45,011
Net income						103,516
Less: Net income attributable to noncontrolling interest						10
Net income attributable to IDEXX Laboratories, Inc. stockholders						$103,506

2014
Revenue	$620,857	$45,908	$71,518	$12,042	$-	$750,325

Income (loss) from operations	$120,928	$18,180	$19,067	$340	$(5,250)	$153,265
Interest expense, net						(4,780)
Income before provision for income taxes						148,485
Provision for income taxes						44,648
Net income						103,837
Less: Net income attributable to noncontrolling interest						34
Net income attributable to IDEXX Laboratories, Inc. stockholders						$103,803

The following is a summary of revenue by product and service category for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
CAG segment revenue:
CAG Diagnostics recurring revenue:	$300,146	$276,949	$578,911	$532,830
IDEXX VetLab® consumables	100,743	89,113	199,135	173,434
VetLab service and accessories	14,018	13,433	27,548	26,504
Rapid assay products	52,182	49,493	95,819	92,552
Reference laboratory diagnostic and consulting services	133,203	124,910	256,409	240,340
CAG Diagnostics capital - instruments	24,064	18,993	44,178	37,580
Customer information management and digital imaging systems	27,410	26,187	53,062	50,447
CAG segment revenue	351,620	322,129	676,151	620,857

Water segment revenue	25,051	24,487	46,749	45,908
LPD segment revenue	32,059	37,307	63,329	71,518
Other segment revenue	4,613	6,199	9,591	12,042
Total revenue	$413,343	$390,122	$795,820	$750,325

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2015.

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

The amount outstanding under our unsecured revolving credit facility (“Credit Facility”) and long-term debt are measured at carrying value in our accompanying condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $597.4 million and $598.9 million, respectively, as of June 30, 2015 and $367.3 million and $350.0 million, respectively, as of December 31, 2014.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at June  30, 2015 and at December 31, 2014 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of June 30, 2015	(Level 1)	(Level 2)	(Level 3)	June 30, 2015

Assets
Money market funds(1)	$30,384	$-	$-	$30,384
Commercial paper(1)	-	9,747	-	9,747

Marketable Securities
Corporate bonds	-	143,088	-	143,088
Agency bonds	-	18,151	-	18,151
U.S. government bonds	-	10,215	-	10,215
Commercial paper (1)	-	3,747	-	3,747
International government bond	-	2,267	-	2,267
Certificate of deposit	-	2,000	-	2,000
Municipal bond	-	1,402	-	1,402
Total marketable securities	-	180,870	-	180,870

Equity mutual funds(2)	2,556	-	-	2,556
Foreign currency exchange contracts(3)	-	10,349	-	10,349
Liabilities
Foreign currency exchange contracts(3)	-	2,109	-	2,109
Deferred compensation(4)	2,556	-	-	2,556
Interest rate swaps(5)	-	870	-	870

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014

Assets
Money market funds(1)	$204,743	$-	$-	$204,743
Equity mutual funds(2)	2,654	-	-	2,654
Foreign currency exchange contracts(3)	-	12,226	-	12,226
Liabilities
Foreign currency exchange contracts(3)	-	1,323	-	1,323
Deferred compensation(4)	2,654	-	-	2,654
Interest rate swaps(5)	-	1,117	-	1,117

_____________

(1)

Money market funds and commercial paper with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of June 30, 2015 and December 31, 2014 consisted of demand deposits.  Commercial paper with an original maturity of over ninety days is included within marketable securities.

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

Note 17.    HEDGING Instruments

Disclosure within this footnote is presented to provide transparency about how and why we use derivative and non-derivative instruments (collectively ‘hedging instruments’), how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect our financial position, results of operations and cash flows.

We are exposed to certain risks related to our ongoing business operations. The primary risks that we manage by using hedging instruments are foreign currency exchange risk and interest rate risk. Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into other foreign currency exchange contracts or foreign-denominated debt issuances to minimize the impact of foreign currency fluctuations associated with specific balance sheet exposures,  including net investments in certain foreign subsidiaries. We enter into interest rate swaps to minimize the impact of interest rate fluctuations associated with borrowings under our variable-rate Credit Facility.

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 12 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the effect of hedging instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.

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

We did not de-designate any instruments from hedge accounting treatment during the three and six months ended June 30, 2015 or 2014. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and six months ended June  30, 2015 and 2014 were not material.  At June 30, 2015, the estimated amount of net gains, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $5.8 million if exchange and interest rates do not fluctuate from the levels at June 30, 2015.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany inventory purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our planned hedges for the succeeding year at the conclusion of our budgeting process for that year. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $203.8 million and $186.7 million at June  30, 2015 and December 31, 2014, respectively.

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

Net Investment Hedge

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million (approximately USD $100 million) in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a $0.7 million gain, net of income tax, within AOCI as a result of this net investment hedge for both the three and six months ended June 30, 2015. This unrealized gain will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations, all or a portion of the hedge no longer qualifies for hedge accounting treatment or repayment of the loan in full. See Note 9 to the condensed consolidated financial statements including in this Quarterly Report on Form 10-Q for further information regarding the issuance of these euro-denominated notes.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Hedging Assets
		June 30,	December 31,
		2015	2014

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$10,062	$12,226
Foreign currency exchange contracts	Other long-term assets, net	287	-
Total derivative instruments presented as cash flow hedges on the balance sheet		10,349	12,226
Gross amounts subject to master netting arrangements not offset on the balance sheet		2,108	1,323
Net amount		$8,241	$10,903

		Hedging Liabilities
		June 30,	December 31,
		2015	2014

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$1,227	$1,323
Foreign currency exchange contracts	Other long-term liabilities	882	-
Interest rate swaps	Accrued liabilities	870	1,117
Total derivative instruments presented as cash flow hedges on the balance sheet		2,979	2,440
Foreign currency borrowings designated as net investment hedge on the balance sheet	Long-term debt	98,925	-
Total hedging instruments presented on the balance sheet		101,904	2,440
Gross amounts subject to master netting arrangements not offset on the balance sheet		2,108	1,323
Net amount		$99,796	$1,117

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	(Loss) Gain Recognized in AOCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Derivative instruments	2015	2014	2015	2014

Cash flow hedging derivatives:
Foreign currency exchange contracts, net of tax	$(6,349)	$(1,698)	$(2,170)	$(2,215)
Interest rate swaps, net of tax	114	25	156	140
Total cash flow hedges	$(6,235)	$(1,673)	$(2,014)	$(2,075)

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

Prior to January 1, 2015, our CAG segment included certain livestock testing services processed within our CAG Reference Laboratories. We have transitioned the responsibility for these diagnostic services from our CAG segment to our LPD segment to more effectively align our business with the nature and customers of these livestock services. Segment revenue and income from operations for the three and six months ended June 30, 2014 has been retrospectively revised in this Quarterly Report on Form 10-Q to reflect this change in the composition of our reportable segments.

Revenue related to these livestock diagnostic services was $4.6 million and $7.4 million for the three and six months ended June 30, 2014, respectively. This reclassification of revenue between segments increased our LPD organic revenue growth by 5.9% and 5.2% for the three and six months ended June 30, 2014, as compared to the same periods of the prior year. The reclassification decreased our CAG, CAG Diagnostic Recurring, and Reference Laboratory Diagnostic and Consulting Services organic revenue growth rates by 0.6%, 0.7% and 1.5%, respectively, for the three months ended June 30, 2014 and 0.5%, 0.6% and 1.3%, respectively, for the six months ended June 30, 2014, as compared to the same periods of the prior year.

Effects of Certain Factors on Results of Operations

Distributor Purchasing and Inventories.  When selling our products through distributors, changes in distributors’ inventory levels can impact our reported sales, and these changes may be affected by many factors, which may not be directly related to underlying demand for our products by veterinary practices, which are the end-users. Therefore, we believe it is important to track sales to end users in the relevant periods by our significant distributors in order to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on our reported revenue in those periods. Effective January 1, 2015, we fully transitioned to an all-direct sales strategy in the U.S., however changes in prior year U.S. distributors’ inventory levels can still impact current year reported growth results. In certain countries internationally, we continue to sell our products through third party distributors. Although we are unable to obtain data for sales to end users from certain less significant non-U.S. third party distributors, we do not believe the impact of changes in these distributors’ inventories had or would have a material impact on our growth rates in the relevant periods.

Where growth rates are affected by changes in end-user demand, we refer to this as the impact of practice-level sales on growth. Where growth rates are affected by distributor purchasing dynamics, we refer to this as the impact of changes in distributors’ inventories on growth. If during the current year, distributors’ inventories grew by less than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories would have an unfavorable impact on our reported sales growth in the current period. Conversely, if during the current year, distributors’ inventories grew by more than those inventories grew in the comparable period of the prior year, then changes in distributors’ inventories would have a favorable impact on our reported sales growth in the current period.

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

We incurred transition costs to implement this all-direct sales strategy in the U.S., including approximately $5 million in incremental expense during the year ended December 31, 2014, resulting from the ramp up of sales and operating resources. We also incurred $9.5 million in non-recurring expenses during the year ended December 31, 2014, associated with project management and other one-time costs required to implement this new strategy. Further, we incurred one-time transitional impacts related to the drawdown of distributor inventory in the fourth quarter of 2014, resulting in a reduction in revenue and operating profit of $25 million and $21 million, respectively.

During the three months ended December 31, 2014, we began recognizing revenue on rapid assay kits and instrument consumables upon delivery to end users in the U.S., instead of at distribution. We expect to capture additional revenue that was previously earned by our distribution partners, net of other changes related to this all-direct strategy, such as free next-day shipping and a new returns policy for expired product. We refer to this net additional revenue as distributor margin capture. This net incremental revenue allows us to expand our sales, marketing and customer support resources, which we expect will drive future revenue growth, and to build out our distribution capability.  We expect investments in these areas will scale over time based on our expected future growth rates and provide accretive benefits to operating profit. Also as a result of the transition to an all-direct sales strategy in the U.S., we anticipate increased working capital demands, including inventory costs previously borne by our distributors, and incremental accounts receivable resulting from a potentially longer elapsed time to collect our receivables.

Currency Impact. For both the three and six months ended June 30, 2015, approximately 25% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 27% for both the three and six months ended June 30, 2014. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues.

Our foreign currency exchange risk is comprised of three components: 1) local currency revenues and expenses; 2) the impact of settled hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for 2015, excluding the impact of intercompany and monetary balances denominated in currencies other than the functional subsidiary currencies, we estimate a 10% strengthening of the U.S. dollar would reduce operating income by approximately $9 million. The impact of the intercompany and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year, and we are not able to reliably forecast the impact of changes in exchange rates on these transactions.

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

During the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014, changes in foreign currency exchange rates decreased total company revenue by approximately $25.6 million and $46.9 million respectively, due primarily to the strengthening of the U.S. dollar against all major foreign currencies in which we transact, including the euro, Australian dollar, Canadian dollar, British pound, Japanese yen, and Brazilian real. Additionally, these changes in foreign currency exchange rates reduced total company operating profit by $6.7 million and diluted earnings per share by $0.05 during the three months ended June 30, 2015 and reduced operating profit and diluted earnings per share by $12.0 million and $0.09 respectively during the six months ended June 30, 2015. This unfavorable impact is net of offsetting foreign currency hedging gains, which increased total company operating profit by $5.1 and $9.5 million and diluted earnings per share by $0.04 and $0.07 during the three and six months ended June 30, 2015, respectively.

During the twelve months ended December 31, 2015, as compared to the twelve months ended December 31, 2014, at our current currency exchange rate assumptions, we anticipate that the strengthening of the U.S. dollar relative to major foreign currencies in which we transact will decrease total company revenue by approximately $86.0 million. Additionally, these changes in foreign currency exchange rates are expected to reduce total company operating profit by $17.9 million and diluted earnings per share by $0.13. This unfavorable impact is net of offsetting foreign currency hedging gains, which are expected to increase total company operating profit by $20.8 million and diluted earnings per share by $0.16 during the twelve months ended December 31, 2015.

Effects of Economic Conditions. Demand for our products and services is vulnerable to changes in the economic environment, including slow economic growth, high unemployment and credit availability. Negative or cautious consumer sentiment can lead to reduced or delayed consumer spending, resulting in a decreased number of patient visits to veterinary clinics. Unfavorable economic conditions can impact sales of instruments, digital radiography and practice management systems, which are larger capital purchases for veterinarians. Additionally, economic turmoil can cause our customers to remain sensitive to the pricing of our products and services. In the U.S., we monitor patient visits and clinic revenue data provided by a subset of our CAG customers. Although limited and susceptible to short-term impacts such as weather, we believe that this data provides a fair and meaningful long-term representation of the trend in patient visit activity in the U.S., providing us insight regarding demand for our products and services.

Economic conditions can also affect the purchasing decisions of our Water and LPD business customers. In the past, water testing volumes have been susceptible to declines in discretionary testing and in mandated testing as a result of decreases in home and commercial construction. Fiscal difficulties can also reduce government funding for water and livestock testing programs.

We believe that the diversity of our products and services and the geographic diversity of our markets partially mitigate the potential effects of the economic environment and negative consumer sentiment on our revenue growth rates.

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

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June  30, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2014 Annual Report, except for our significant accounting policies related to marketable securities, which is discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2015 are consistent with those discussed in our 2014 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

▪	Results of Operations

The analysis and discussion included under the headings “Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014 – Revenue” and “Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014 – Revenue” focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended June 30, 2015, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates and acquisitions. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2015	June 30, 2014	Change	Change	Currency	Acquisitions	Growth

CAG	$351,620	$322,129	$29,491	9.2%	(5.9%)	0.7%	14.4%
Water	25,051	24,487	564	2.3%	(6.1%)	-	8.4%
LPD	32,059	37,307	(5,248)	(14.1%)	(12.6%)	-	(1.5%)
Other	4,613	6,199	(1,586)	(25.6%)	(1.0%)	-	(24.6%)
Total	$413,343	$390,122	$23,221	6.0%	(6.5%)	0.5%	12.0%

U.S. and International Revenue. The following table provides further analysis of total company revenue by domestic and international markets:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2015	June 30, 2014	Change	Change	Currency	Acquisitions	Growth

United States	$254,242	$225,336	$28,906	12.8%	-	0.2%	12.6%
International	159,101	164,786	(5,685)	(3.4%)	(15.4%)	0.9%	11.1%
Total	$413,343	$390,122	$23,221	6.0%	(6.5%)	0.5%	12.0%

The increase in both U.S. and international revenues was driven by CAG Diagnostics recurring revenue. The increase in international revenues was driven by strong growth in Europe, Asia-Pacific markets and North America, most significantly from Canada, China, Japan, Germany, the United Kingdom and France. U.S. revenue benefitted from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014. The impact of prior year changes in distributors’ inventory levels increased reported U.S. revenue growth by 2% and did not have a significant impact on international revenue growth.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2015	June 30, 2014	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$300,146	$276,949	$23,197	8.4%	(6.1%)	0.4%	14.1%
VetLab consumables	100,743	89,113	11,630	13.1%	(7.4%)	-	20.5%
VetLab service and
accessories	14,018	13,433	585	4.4%	(6.9%)	-	11.3%
Rapid assay products	52,182	49,493	2,689	5.4%	(3.1%)	-	8.5%
Reference laboratory
diagnostic and
consulting services	133,203	124,910	8,293	6.6%	(6.5%)	1.0%	12.1%
CAG Diagnostics
capital - instruments	24,064	18,993	5,071	26.7%	(11.1%)	-	37.8%
Customer information
management and
digital imaging systems	27,410	26,187	1,223	4.7%	(0.6%)	3.2%	2.1%
Net CAG revenue	$351,620	$322,129	$29,491	9.2%	(5.9%)	0.7%	14.4%

The increase in CAG Diagnostics recurring revenue was due primarily to higher sales of our VetLab consumables and our reference laboratory diagnostic services resulting from both increased volumes and higher realized prices. CAG Diagnostics recurring revenue benefitted from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014. Changes in distributors’ inventory levels increased reported CAG Diagnostics recurring revenue by 2%.

VetLab consumables revenue growth was due to both higher sales volumes and higher average unit sales prices. The increase in unit volumes resulted primarily from growth in testing from existing customers, an increase of our installed base for our Catalyst and ProCyte Dx®  instruments as a result of net customer acquisitions as well as an expanded menu of available tests. Additionally, VetLab consumables revenue benefited from higher average unit sales prices, resulting primarily from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014. The impact of prior year changes in distributors’ inventory levels increased reported consumables revenue growth by 2%.

VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. VetLab service and accessories revenue also benefited from higher average unit sales prices, resulting primarily from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014.

The increase in rapid assay revenue was due primarily to higher average unit sales prices resulting from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. Additionally, we benefited from the favorable impact from changes in distributors’ inventory levels, which increased reported revenue growth by 6%. These favorable factors were partly offset by a decline in feline and canine SNAP volumes in the U.S., which are primarily attributable to certain earlier generation rapid assay products where we are facing increased competition.

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

The increase in CAG Diagnostics capital instruments revenue was due primarily to placements of our Catalyst OneTM analyzer in Europe and North America. Additionally, we benefitted from the recognition of revenue previously deferred associated with preorders for our Catalyst One analyzer during the twelve months ended December 31, 2014. These favorable factors were partly offset by lower average unit sales prices realized on our instrument placements. Catalyst One is our latest generation chemistry analyzer, which we launched in North America during the fourth quarter of 2014 and in Europe and the Asia-Pacific region during the first and second quarters of 2015, respectively. Additionally, we launched Catalyst One in Brazil during the second quarter of 2015 and are planning a more widespread launch within Latin America during the third quarter of 2015. Under our 2014 Catalyst One introductory offer, customers were provided with the right to use a Catalyst Dx instrument through the Catalyst One delivery date. Deferred instrument revenue under this marketing program was $3 million as of June 30, 2015, which will not be recognized until delivery of the Catalyst One instruments or customer election to keep the Catalyst Dx occurs later in 2015.

The increase in customer information management and digital imaging systems revenue was due primarily to higher service revenue resulting from an increase in our active installed base of digital imaging and practice management systems, higher revenues from increasing Pet Health Network® Pro and 3D subscriber bases and higher revenues from other customer information management services. These favorable factors were partly offset by a decrease in sales of our digital radiography systems, including the impact of an increase in placement activity under up-front customer loyalty programs for which the consideration and related revenue will be received and recognized over future periods, and lower revenues from hardware upgrades. We previously benefitted from an increase in hardware upgrades during the three months ended June 30, 2014 as Microsoft ended support for Windows XP. During the third quarter of 2015, we plan to launch a software-as-a-service (SaaS) based practice information management system and digital radiography picture archiving and communication system in North America. Under this delivery model, we will provide hosted software in the cloud on a subscription basis, which our customers will be able to access through a web browser or smartphone.

Water. Higher sales volumes of our Colilert® and Quanti-Tray® products and accessories resulted from both increased sales to existing customers and customer acquisitions in all major regions.

Livestock, Poultry and Dairy. The decrease in LPD revenue resulted primarily from lower sales volumes of our livestock testing services in the Asia-Pacific region, partly offset by higher dairy sales due primarily to increased sales volumes in China and Europe and higher volumes of our swine product in the Asia-Pacific region.

Other. The decrease in Other revenue was due primarily to lower sales volumes of our pharmaceutical product line and our OPTI Medical blood gas analyzers. These unfavorable factors were partly offset by higher sales volumes of our OPTI Medical consumables.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Three		For the Three
Gross Profit	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2015	Revenue	June 30, 2014	Revenue	Change	Change

CAG	$192,546	54.8%	$177,754	55.2%	$14,792	8.3%
Water	18,016	71.9%	16,107	65.8%	1,909	11.9%
LPD	19,486	60.8%	24,390	65.4%	(4,904)	(20.1%)
Other	2,361	51.2%	2,743	44.2%	(382)	(13.9%)
Unallocated amounts	348	N/A	(2,476)	N/A	2,824	(114.1%)
Total Company	$232,757	56.3%	$218,518	56.0%	$14,239	6.5%

Companion Animal Group. Gross profit for CAG increased due to higher sales, partly offset by a slight reduction in the gross profit percentage. The decrease in gross profit percentage was due primarily to unfavorable product mix, resulting mainly from higher relative instrument revenue and lower relative revenue from our rapid assay test kits. This unfavorable factor was partly offset by lower overall VetLab product costs due to both higher production volumes and a decrease in materials costs and higher average unit sales prices attributed to distributor margin capture, net of related incremental freight and distribution expenses relating to our transition within the U.S. to an all-direct sales strategy for our rapid assay test kits and VetLab consumables.  Additionally, we benefitted from the positive net effect of currency, resulting from hedging gains during the three months ended June 30, 2015, which more than offset the unfavorable impact from changes in foreign currency exchange rates.

Water. Gross profit for Water increased due primarily to an increase in the gross profit percentage from 66% to 72% and higher sales. The increase in the gross profit percentage resulted from the expiration of certain royalties on December 31, 2014, lower overall product costs due to a decrease in material costs and higher production volumes, and the positive net effect of currency. The positive net effect of currency resulted from higher relative hedging gains during the three months ended June 30, 2015, as compared to the same period of the prior year, which more than offset the unfavorable impact from changes in foreign currency exchange rates.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to lower sales and a decrease in the gross profit percentage from 65% to 61%. The decrease in the gross profit percentage resulted from lower realized efficiencies resulting from a decrease in our Asia-Pacific region livestock testing services, higher overall product costs due to a decrease in livestock and poultry volumes, and lower average unit sales prices on our dairy products. These unfavorable factors were partly offset by the positive net effect of currency, as higher relative hedging gains during the three months ended June 30, 2015, as compared to the same period of the prior year, more than offset the unfavorable impact from changes in foreign currency exchange rates.

Other. Gross profit for Other decreased due to lower sales, partly offset by an increase in the gross profit percentage from 44% to 51%. The increase in the gross profit percentage was due primarily to lower overall product costs resulting from higher production volumes and a more favorable product mix due to higher relative sales of OPTI Medical consumables. These favorable factors were partly offset by lower average unit sales prices on these OPTI Medical consumables.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to a decrease in certain manufacturing costs.

The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net favorable impact to gross profit resulting from decreased manufacturing costs was due to the capitalization of favorable manufacturing variances, primarily within our LPD and rapid assay businesses, during the twelve months ended December 31, 2014. A portion of these favorable variances were recognized within Unallocated Amounts during the three months ended June 30, 2015.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2015	Revenue	June 30, 2014	Revenue	Change	Change

CAG	$124,671	35.5%	$110,830	34.4%	$13,841	12.5%
Water	6,062	24.2%	6,043	24.7%	19	0.3%
LPD	13,591	42.4%	13,643	36.6%	(52)	(0.4%)
Other	2,598	56.3%	2,992	48.3%	(394)	(13.2%)
Unallocated amounts	(2,468)	N/A	1,791	N/A	(4,259)	(237.8%)
Total Company	$144,454	34.9%	$135,299	34.7%	$9,155	6.8%

	For the Three		For the Three
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2015	Revenue	June 30, 2014	Revenue	Change	Change

CAG	$67,875	19.3%	$66,924	20.8%	$951	1.4%
Water	11,954	47.7%	10,064	41.1%	1,890	18.8%
LPD	5,895	18.4%	10,747	28.8%	(4,852)	(45.1%)
Other	(237)	(5.1%)	(249)	(4.0%)	12	4.8%
Unallocated amounts	2,816	N/A	(4,267)	N/A	7,083	(166.0%)
Total Company	$88,303	21.4%	$83,219	21.3%	$5,084	6.1%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2015	Revenue	June 30, 2014	Revenue	Change	Change

Sales and marketing	$65,828	18.7%	$58,416	18.1%	$7,412	12.7%
General and administrative	40,767	11.6%	34,159	10.6%	6,608	19.3%
Research and development	18,076	5.1%	18,255	5.7%	(179)	(1.0%)
Total operating expenses	$124,671	35.5%	$110,830	34.4%	$13,841	12.5%

The increase in sales and marketing expense was due primarily to increased personnel-related costs, resulting primarily from our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014 as well as increases in global commercial resources, partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from higher personnel-related costs and credit card fees associated with our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, partly offset by the favorable impact from changes in foreign currency exchange rates. Research and development expense for the three months ended June 30, 2015 was generally consistent with the same period of the prior year.

 Water. The following table presents Water operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2015	Revenue	June 30, 2014	Revenue	Change	Change

Sales and marketing	$3,075	12.3%	$2,840	11.6%	$235	8.3%
General and administrative	2,214	8.8%	2,306	9.4%	(92)	(4.0%)
Research and development	773	3.1%	897	3.7%	(124)	(13.8%)
Total operating expenses	$6,062	24.2%	$6,043	24.7%	$19	0.3%

The increase in sales and marketing expense was due primarily to higher personnel-related costs and increased spending on promotional activities, partly offset by the favorable impact of changes in foreign currency exchange rates. Both general and administrative and research and development expenses for the three months ended June 30, 2015 were generally consistent with the same period of the prior year.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2015	Revenue	June 30, 2014	Revenue	Change	Change

Sales and marketing	$5,947	18.6%	$6,081	16.3%	$(134)	(2.2%)
General and administrative	4,731	14.8%	4,160	11.2%	571	13.7%
Research and development	2,913	9.1%	3,402	9.1%	(489)	(14.4%)
Total operating expenses	$13,591	42.4%	$13,643	36.6%	$(52)	(0.4%)

The decrease in sales and marketing expense was due primarily to the favorable impact from changes in foreign currency exchange rates, partly offset by higher personnel-related costs. The increase in general and administrative expense resulted from higher personnel-related costs, partly offset by the favorable impact from changes in foreign currency exchange rates. The decrease in research and development expense was due primarily to lower materials costs, the favorable impact of changes in foreign currency exchange rates, and lower personnel-related costs.

Other. Operating expenses for Other, which totaled $2.6 million for the three months ended June 30, 2015, decreased $0.4 million as compared to the same period of the prior year due primarily to a reduction in OPTI Medical spending for external product development, promotional activities and a reduction in personnel-related costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $4.3 million to negative $2.5 million for the three months ended June 30, 2015 due primarily to a decrease in personnel-related costs, including the realization of certain state tax incentives during the second quarter of 2015. We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”  These favorable impacts were partly offset by the absence of a gain realized on the disposition of an equity investment during the three months ended June 30, 2014. See Note 3 to the consolidated financial statements in our 2014 Annual Report for additional information regarding the disposition of this strategic investment.

Interest Income and Interest Expense

Interest income was $0.6 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively.

Interest expense was $7.3 million for the three months ended June 30, 2015 as compared to $3.0 million for the same period of the prior year. The increase in interest expense was due primarily to approximately $450 million in senior notes that we issued and sold through private placements between July 2014 and June 2015, for which fixed interest rates range from 1.785% to 3.76%. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes. In addition, increased interest expense resulted from the impact of higher average borrowings outstanding on our unsecured revolving credit facility (“Credit Facility”).

Provision for Income Taxes

Our effective income tax rate was 30.2% and 29.1% for the three months ended June 30, 2015 and 2014, respectively. The increase in our effective rate for the three months ended June 30, 2015 as compared to the same period of the prior year was related to the resolution of domestic and international tax audits in the period ending June 30, 2014 which resulted in a net reduction in our provision for income taxes in that period.  This unfavorable factor was partly offset by greater tax benefits related to earnings subject to international tax rates that are lower than domestic tax rates during the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Six	For the Six			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2015	June 30, 2014	Change	Change	Currency	Acquisitions	Growth

CAG	$676,151	$620,857	$55,294	8.9%	(5.7%)	0.6%	14.0%
Water	46,749	45,908	841	1.8%	(5.6%)	-	7.4%
LPD	63,329	71,518	(8,189)	(11.5%)	(12.1%)	-	0.6%
Other	9,591	12,042	(2,451)	(20.4%)	(1.1%)	-	(19.3%)
Total	$795,820	$750,325	$45,495	6.1%	(6.2%)	0.5%	11.8%

U.S. and International Revenue. The following table provides further analysis of total company revenue by domestic and international markets:

	For the Six	For the Six			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2015	June 30, 2014	Change	Change	Currency	Acquisitions	Growth

United States	$489,650	$432,930	$56,720	13.1%	-	0.2%	12.9%
International	306,170	317,395	(11,225)	(3.5%)	(14.6%)	0.9%	10.2%
Total	$795,820	$750,325	$45,495	6.1%	(6.2%)	0.5%	11.8%

The increase in both U.S. and international revenues was driven by CAG Diagnostics recurring revenue. The increase in international revenues was driven by strong growth in Europe, Asia-Pacific markets and North America, most significantly from Canada, China, the United Kingdom and Japan. U.S. revenue benefitted from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014. The impact of prior year changes in distributors’ inventory levels increased reported U.S. revenue growth by 1% and did not have a significant impact on international revenue growth.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Six	For the Six			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2015	June 30, 2014	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$578,911	$532,830	$46,081	8.6%	(5.9%)	0.4%	14.1%
VetLab consumables	199,135	173,434	25,701	14.8%	(7.1%)	-	21.9%
VetLab service and
accessories	27,548	26,504	1,044	3.9%	(6.5%)	-	10.4%
Rapid assay products	95,819	92,552	3,267	3.5%	(2.9%)	-	6.4%
Reference laboratory
diagnostic and
consulting services	256,409	240,340	16,069	6.7%	(6.1%)	0.9%	11.9%
CAG Diagnostics
capital - instruments	44,178	37,580	6,598	17.6%	(11.1%)	-	28.7%
Customer information
management and
digital imaging systems	53,062	50,447	2,615	5.2%	(0.7%)	3.2%	2.7%
Net CAG revenue	$676,151	$620,857	$55,294	8.9%	(5.7%)	0.6%	14.0%

The increase in CAG Diagnostics recurring revenue was due primarily to higher sales of our VetLab consumables and our reference laboratory diagnostic services resulting from both increased volumes and higher realized prices. CAG Diagnostics recurring revenue benefitted from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014. Changes in distributors’ inventory levels increased reported CAG Diagnostics recurring revenue by 1%.

VetLab consumables revenue growth was due to both higher sales volumes and higher average unit sales prices. The increase in unit volumes resulted primarily from growth in testing from existing customers, an increase of our installed base for our Catalyst and ProCyte Dx®  instruments as a result of net customer acquisitions, as well as an expanded menu of available tests. Additionally, VetLab consumables revenue benefited from higher average unit sales prices, resulting primarily from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014. The impact of prior year changes in distributors’ inventory levels increased reported consumables revenue growth by 2%.

VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. VetLab service and accessories revenue also benefited from higher average unit sales prices, resulting primarily from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014.

The increase in rapid assay revenue was due primarily to higher average unit sales prices resulting from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. Additionally, we benefitted from the favorable impact from changes in distributors’ inventory levels, which increased reported revenue growth by 2%. These favorable factors were partly offset by a decline in feline and canine SNAP volumes in the U.S., which are primarily attributable to certain earlier generation rapid assay products where we are facing increased competition.

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

The increase in CAG Diagnostics capital instruments revenue was due primarily to placements of our Catalyst One analyzer in Europe and North America. Additionally, we benefitted from the recognition of revenue previously deferred associated with preorders for our Catalyst One analyzer during the twelve months ended December 31, 2014. These favorable factors were partly offset by lower average unit sales prices realized on our instrument placements.

The increase in customer information management and digital imaging systems revenue was due primarily to higher service revenue resulting from an increase in our active installed base of digital imaging and practice management systems, higher revenues from increasing Pet Health Network® Pro and 3D subscriber bases and higher revenues from other customer information management services. These favorable factors were partly offset by a decrease in sales of our digital radiography and practice management systems, primarily resulting from the impact of an increase in placement activity under up-front customer loyalty programs for which the consideration and related revenue will be received and recognized over future periods.

Water. Higher sales volumes of our Colilert® and Quanti-Tray products and accessories resulted from both increased sales to existing customers and customer acquisitions in all major regions.

Livestock, Poultry and Dairy. The decrease in LPD revenue resulted primarily from lower sales volumes of our livestock testing services in the Asia-Pacific region,  partly offset by increased dairy sales due primarily to higher sales volumes in China and Europe and higher sales volumes of our poultry and swine test products in China.

Other. The decrease in Other revenue was due primarily to lower sales volumes of our pharmaceutical product line and our OPTI Medical blood gas analyzers. These unfavorable factors were partly offset by higher sales volumes of our OPTI Medical consumables.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Six		For the Six
Gross Profit	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2015	Revenue	June 30, 2014	Revenue	Change	Change

CAG	$368,391	54.5%	$341,270	55.0%	$27,121	7.9%
Water	33,262	71.2%	30,038	65.4%	3,224	10.7%
LPD	38,489	60.8%	46,244	64.7%	(7,755)	(16.8%)
Other	4,962	51.7%	6,144	51.0%	(1,182)	(19.2%)
Unallocated amounts	3,197	N/A	(3,081)	N/A	6,278	(203.8%)
Total Company	$448,301	56.3%	$420,615	56.1%	$27,686	6.6%

Companion Animal Group. Gross profit for CAG increased due to higher sales, partly offset by a slight reduction in the gross profit percentage. The decrease in gross profit percentage was due primarily to unfavorable product mix, resulting mainly from higher relative instrument revenue and lower relative revenue from our rapid assay test kits. This unfavorable factor was partly offset by higher average unit sales prices, primarily resulting from distributor margin capture, net of related freight and distribution expenses relating to our transition within the U.S. to an all-direct sales strategy for our rapid assay test kits and VetLab consumables, and the positive net effect of currency. The positive net effect of currency resulted from hedging gains during the six months ended June 30, 2015, which more than offset the unfavorable impact from changes in foreign currency exchange rates.

Water. Gross profit for Water increased due primarily to an increase in the gross profit percentage from 65% to 71% and higher sales. The increase in the gross profit percentage resulted from the expiration of certain royalties on December 31, 2014, the positive net effect of currency and lower overall product costs due to higher production volumes and a decrease in material costs. The positive net effect of currency resulted from higher relative hedging gains during the six months ended June 30, 2015, as compared to the same period of the prior year, which more than offset the unfavorable impact from changes in foreign currency exchange rates.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to lower sales and a decrease in the gross profit percentage from 65% to 61%. The decrease in the gross profit percentage resulted from a one-time decrease in royalty expense which occurred during the three months ended March 31, 2014, resulting from an executed agreement with a licensor of patents related to the sale of certain swine tests, lower realized efficiencies resulting from a decrease in Asia-Pacific region livestock testing services and higher overall product costs due to a decrease in livestock and poultry volumes. These unfavorable factors were partly offset by the positive net effect of currency, as higher relative hedging gains during the six months ended June 30, 2015, as compared to the same period of the prior year,  more than offset the unfavorable impact from changes in foreign currency exchange rates.

Other. Gross profit for Other decreased due to lower sales, partly offset by an increase in the gross profit percentage from 51% to 52%. The increase in the gross profit percentage was due primarily to a more favorable product mix as the positive impact of higher relative sales of OPTI Medical consumables more than offset the impact from lower relative sales of our pharmaceutical product line.  This favorable factor was partly offset by lower average unit sales prices on the aforementioned OPTI Medical consumables.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to a decrease in certain manufacturing costs.

The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net favorable impact to gross profit resulting from decreased manufacturing costs was due to the capitalization of favorable manufacturing variances, primarily within our LPD and rapid assay businesses, during the twelve months ended December 31, 2014. A portion of these favorable variances were recognized within Unallocated Amounts during the six months ended June 30, 2015.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Six		For the Six
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2015	Revenue	June 30, 2014	Revenue	Change	Change

CAG	$248,087	36.7%	$220,342	35.5%	$27,745	12.6%
Water	11,849	25.3%	11,858	25.8%	(9)	(0.1%)
LPD	26,643	42.1%	27,178	38.0%	(535)	(2.0%)
Other	5,393	56.2%	5,804	48.2%	(411)	(7.1%)
Unallocated amounts	(4,777)	N/A	2,168	N/A	(6,945)	(320.3%)
Total Company	$287,195	36.1%	$267,350	35.6%	$19,845	7.4%

	For the Six		For the Six
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2015	Revenue	June 30, 2014	Revenue	Change	Change

CAG	$120,304	17.8%	$120,928	19.5%	$(624)	(0.5%)
Water	21,413	45.8%	18,180	39.6%	3,233	17.8%
LPD	11,846	18.7%	19,067	26.7%	(7,221)	(37.9%)
Other	(431)	(4.5%)	340	2.8%	(771)	(226.8%)
Unallocated amounts	7,974	N/A	(5,250)	N/A	13,224	251.9%
Total Company	$161,106	20.2%	$153,265	20.4%	$7,841	5.1%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Six		For the Six
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2015	Revenue	June 30, 2014	Revenue	Change	Change

Sales and marketing	$132,215	19.6%	$116,621	18.8%	$15,594	13.4%
General and administrative	79,701	11.8%	69,051	11.1%	10,650	15.4%
Research and development	36,171	5.3%	34,670	5.6%	1,501	4.3%
Total operating expenses	$248,087	36.7%	$220,342	35.5%	$27,745	12.6%

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

 Water. The following table presents Water operating expenses by functional area:

	For the Six		For the Six
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2015	Revenue	June 30, 2014	Revenue	Change	Change

Sales and marketing	$5,985	12.8%	$5,676	12.4%	$309	5.4%
General and administrative	4,385	9.4%	4,606	10.0%	(221)	(4.8%)
Research and development	1,479	3.2%	1,576	3.4%	(97)	(6.2%)
Total operating expenses	$11,849	25.3%	$11,858	25.8%	$(9)	(0.1%)

The increase in sales and marketing expense was due primarily to higher personnel-related costs and increased spending on promotional activities, partly offset by the favorable impact of changes in foreign currency exchange rates. The decrease in general and administrative expense was due primarily to the favorable impact from changes in foreign currency exchange rates. Research and development expense for the six months ended June 30, 2015 was generally consistent with the same period of the prior year.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Six		For the Six
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2015	Revenue	June 30, 2014	Revenue	Change	Change

Sales and marketing	$11,382	18.0%	$12,118	16.9%	$(736)	(6.1%)
General and administrative	9,402	14.8%	8,446	11.8%	956	11.3%
Research and development	5,859	9.3%	6,614	9.2%	(755)	(11.4%)
Total operating expenses	$26,643	42.1%	$27,178	38.0%	$(535)	(2.0%)

The decrease in sales and marketing was due primarily to the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted from higher personnel-related costs, partly offset by the favorable impact from changes in foreign currency exchange rates. The decrease in research and development expense was due primarily to the favorable impact of changes in foreign currency exchange rates, a decrease in personnel-related costs and lower materials costs.

Other. Operating expenses for Other, which totaled $5.4 million for the six months ended June 30, 2015, decreased $0.4 million, as compared to the same period of the prior year, due primarily to a reduction in OPTI Medical spending for external product development and the favorable impact of changes in foreign currency exchange rates.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $6.9 million to negative $4.8 million for the six months ended June 30, 2015 due primarily to a decrease in personnel-related costs including the realization of certain state tax incentives during the six months ended June 30, 2015. We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”  These favorable impacts were partly offset by the absence of a gain realized on the disposition of an equity investment during the six months ended June 30, 2014. See Note 3 to the consolidated financial statements in our 2014 Annual Report for additional information regarding the disposition of this strategic investment.

Interest Income and Interest Expense

Interest income was $1.0 million for both the six months ended June 30, 2015 and 2014.

Interest expense was $13.6 million for the six months ended June 30, 2015 as compared to $5.7 million for the same period of the prior year. The increase in interest expense was due primarily to approximately $450 million in senior notes that we issued and sold through private placements between July 2014 and June 2015, for which fixed interest rates range from 1.785% to 3.76%. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes. In addition, increased interest expense resulted from the impact of higher average borrowings outstanding on our Credit Facility.

Provision for Income Taxes

Our effective income tax rate was 30.3% and 30.1% for the six months ended June 30, 2015 and 2014, respectively. The increase in our effective rate for the six months ended June 30, 2015 as compared to the same period of the prior year was related to the resolution of domestic and international tax audits in the period ending June 30, 2014, which resulted in a net reduction in our provision for income taxes in that period.  This unfavorable factor was partly offset by greater tax benefits related to earnings subject to international tax rates that are lower than domestic tax rates during the six months ended June 30, 2015.

▪	Recent Accounting Pronouncements

Recently issued accounting pronouncements did not have and are not expected to have a significant effect on our financial condition and results of operations.

▪	Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our $700 million Credit Facility.  In addition we issued $150 million of senior notes in February 2015 and €88.9 million (approximately $100 million) of euro-denominated senior notes in June 2015. During the six months ended June 30, 2015, we purchased marketable debt securities using a portion of our cash balances. At June 30, 2015 and December 31, 2014, we had $344.0 million and $322.5 million, respectively, of cash, cash equivalents and marketable securities. Working capital, including our Credit Facility, totaled $57.6 million and negative $61.5 million, respectively, at June 30, 2015 and December 31, 2014. Additionally, at June 30, 2015, we had remaining borrowing availability of $201.0 million under our $700 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, our portfolio of short-duration marketable securities, funds generated from operations and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will be sufficient for the foreseeable future to fund our business as currently conducted.

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

Of our total cash, cash equivalents and marketable securities at June 30, 2015, approximately $343.2 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. The marketable securities held by the Company were high investment grade with original maturities of two years or less. Of our $180.9 million in marketable securities held as of June 30, 2015, approximately 79% of the fair value of our marketable securities consisted of corporate bonds, 10% consisted of agency bonds, with the remainder consisting of U.S. and Canadian government bonds, municipal bonds, commercial paper and certificates of deposit. Of our $163.2 million of cash and cash equivalents held as of June 30, 2015, 75% was held as bank deposits,  12% was invested in money market funds restricted to U.S. government and agency securities, 7% was invested in money market funds invested in highly liquid investment-grade fixed-income securities and 6% consisted of commercial paper with original maturities of less than ninety days. As of June 30, 2015, approximately 66% of the cash, cash equivalents and marketable securities held by our foreign subsidiaries were held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014

Days sales outstanding(1)	43.7	41.6	40.6	39.2	40.8
Inventory turns(2)	1.5	1.6	1.7	1.8	1.8

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash (used) provided:

	For the Six Months Ended June 30,
(dollars in thousands)	2015	2014	Dollar Change

Net cash provided by operating activities	$65,522	$115,280	$(49,758)
Net cash used by investing activities	(227,587)	(21,346)	(206,241)
Net cash provided (used) by financing activities	3,269	(69,509)	72,778
Net effect of changes in exchange rates on cash	(588)	1,565	(2,153)
Net (decrease) increase in cash and cash equivalents	$(159,384)	$25,990	$(185,374)

Operating Activities. Cash provided by operating activities was $65.5 million for the six months ended June 30, 2015, as compared to $115.3 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $145.9 million for the six months ended June  30, 2015, as compared to $136.4 million for the same period in 2014, resulting in incremental operating cash flows of $9.5 million driven primarily by the impact of higher net income, net of depreciation and amortization expense and lower deferred income tax benefits. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $80.4 million and $21.1 million for the six months ended June 30, 2015 and 2014, respectively, resulting in an incremental decrease in cash of $59.3 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Six Months Ended June 30,
(dollars in thousands)	2015	2014	Dollar Change

Accounts receivable	$(57,126)	$(9,786)	$(47,340)
Inventories	(16,023)	(5,575)	(10,448)
Other assets	32,792	(2,950)	35,742
Accounts payable	(2,992)	337	(3,329)
Accrued liabilities	(27,589)	(3,344)	(24,245)
Deferred revenue	(706)	8,139	(8,845)
Tax benefit from share-based compensation arrangements	(8,746)	(7,960)	(786)
Total	$(80,390)	$(21,139)	$(59,251)

The incremental cash used by accounts receivable during the six months ended June 30, 2015 was due primarily to our transition to an all-direct strategy in the U.S., including the establishment of accounts receivable directly with our U.S. end-users that previously purchased from our U.S. distribution partners, which have taken a longer elapsed time to collect. Additionally, accounts receivable was impacted by increased revenues during the six months ended June 30, 2015, relative to the same period in the prior year, including the margin capture associated with the aforementioned all-direct strategy. The incremental cash used by accrued liabilities was due primarily to higher relative payments related to employee incentive programs during the six months ended June 30, 2015, as compared to the same period of the prior year. The incremental cash used by inventory during the six months ended June 30, 2015, as compared to the same period in the prior year, was driven by new products, higher demand for our CAG diagnostic instruments and VetLab consumables, and lower than expected demand for our rapid assay and OPTI Medical products. The cash used by deferred revenue during the six months ended June 30, 2015 as compared to cash provided during the same period of the prior year was due primarily to sales under our Catalyst One introductory offer during 2014 for which we recognized the revenue during the six months ended June 30, 2015 upon delivery of the Catalyst One instruments or customer election to keep the Catalyst Dx instruments  The increase in cash provided by other assets during the six months ended June 30, 2015, as compared to the same period in the prior year, was due primarily to higher income taxes receivable resulting from the timing of the Tax Increase Prevention Act enactment late in the fourth quarter of 2014 and the recognition of deferred cost of Catalyst instruments during the six months ended June 30, 2015 under the aforementioned Catalyst One introductory offer.

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

Investing Activities. Cash used by investing activities was $227.6 million for the six months ended June 30, 2015 as compared to $21.3 million for the same period of the prior year. The increase in cash used by investing activities was due primarily to the purchase of marketable securities during the first half of 2015. Incremental capital investments in our reference laboratory equipment and facilities during the six months ended June 30, 2015 also contributed to the increase in cash used by investing activities.

Our total capital expenditure plan for 2015 is estimated to be approximately $100 million, which includes capital investments in manufacturing and reference laboratory equipment, investments in internal use software and information technology infrastructure and the renovation and expansion of our facilities and reference laboratories.

Financing Activities. Cash provided by financing activities was $3.3 million for the six months ended June  30, 2015 as compared to cash used of $69.5 million for the same period in 2014. The incremental cash provided by financing activities was due to the aggregate issuance of approximately $250 million of senior notes during the six months ended June 30, 2015, partly offset by net repayments under the Credit Facility during the six months ended June  30, 2015, as compared to net borrowings during the six months ended June 30, 2014.

In June 2015, we entered into an Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Amended Agreement”), among the Company, Prudential Investment Management, Inc. (“Prudential”) and the accredited institutional purchasers named therein, which amends and restates the Note Purchase and Private Shelf Agreement dated July 21, 2014. Pursuant to the Amended Agreement, we issued and sold through a private placement a principal amount of €88.9 million (approximately $100 million) of 1.785% Series C Senior Notes due June 18, 2025 (the “2025 Notes”). We used the net proceeds from this issuance and sale of the 2025 Notes for general corporate purposes, including repaying amounts outstanding under our Credit Facility.

In December 2014, we entered into a Multi-Currency Note Purchase and Private Shelf Agreement (the “MetLife Agreement”) with accredited institutional purchasers named therein pursuant to which we agreed to issue and sell $75 million of 3.25% Series A Senior Notes having a seven-year term (the “2022 Notes”) and $75 million of 3.72% Series B Senior Notes having a twelve-year term (the “2027 Notes”). In February 2015, we issued and sold the 2022 Notes and the 2027 Notes pursuant to the MetLife Agreement. We used the net proceeds from these issuance and sales for general corporate purposes, including repaying amounts outstanding under our Credit Facility.

Cash used to repurchase shares of our common stock increased by $23.5 million during the six months ended June  30, 2015, as compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to June 30, 2015, we have repurchased 55.7 million shares. During the six months ended June  30, 2015, we purchased 3.1 million shares for an aggregate cost of $220.1 million, as compared to purchases of 3.1 million shares for an aggregate cost of $196.6 million during 2014. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash used of $158.0 million during the six months ended June 30, 2015, as compared to the same period of the prior year. At June 30, 2015, we had $498.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation not to exceed 3.5-to-1. At June  30, 2015, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

Since December 2013, we have issued and sold through private placements senior notes having an aggregate principal amount of approximately  $600 million pursuant to certain note purchase agreements (collectively, the “Senior Note Agreements”). The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At June 30, 2015, we were in compliance with the covenants of the Senior Note Agreements. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes.

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30,  2015 are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 13 to the consolidated financial statements in our 2014 Annual Report, with the exception of approximately $250 million of long-term debt issued during the six months ended June 30, 2015. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting IDEXX, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2014 Annual Report.

During the three and six months ended June 30, 2015, we purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates. As of June  30, 2015, we estimate that a 1% increase in market interest rates would decrease the fair value of our marketable securities portfolio by approximately $1.1 million.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors" in our 2014 Annual Report, which could materially affect our business, financial condition or future results. The following risk factors (“Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business” and “Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results”) reflect material changes relative to similar discussion within our 2014 Annual Report. Additionally, we have added one risk factor (“Risks Associated with Fluctuations in the Market Values of our Investment Portfolio”) in response to our purchase of marketable securities during the six months ended June 30, 2015. Except as described in this Item 1A., there have been no other material changes from the risk factors previously disclosed in the 2014 Annual Report. The risks described in this Quarterly Report on Form 10-Q and in our 2014 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

For both the three and six months ended June 30, 2015, approximately 25% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 27% for both the three and six months ended June 30, 2014. During the three and six months ended June 30, 2015, as compared to the same periods of the prior year, changes in foreign currency exchange rates decreased our revenues by approximately $25.6 million and $46.9 million, respectively, due primarily to the strengthening of the rate of exchange for the U.S. dollar against all major non-U.S. currencies in which we conduct business. Additionally, our operating profit and diluted earnings per share for the three months ended June 30, 2015 were reduced by $6.7 million and $0.05  per share, respectively, which are net of offsetting gains of $5.1 million and $0.04 per share, respectively, from our foreign currency hedging activities.  Our operating profit and diluted earnings per share for the six months ended June 30, 2015 were reduced by $12.0 million and $0.09  per share, respectively, which are net of offsetting gains of $9.5 million and $0.07 per share, respectively, from our foreign currency hedging activities.

Our foreign currency hedging activities (see Note 17 — Hedging Instruments in the accompanying Notes to the Consolidated Financial Statements), which are designed to minimize and delay, but not to completely eliminate, the effects of foreign currency fluctuations, may not sufficiently offset the adverse financial effect of unfavorable movements in foreign exchange rates on our financial results over the limited time the hedges are in place. As we primarily use foreign currency exchange contracts with durations of less than 24 months and enter into contracts to hedge incremental portions of anticipated foreign currency transactions on a quarterly basis for the current and following year, the effectiveness of our foreign currency hedging activities to offset longer-term appreciation in the value of the U.S. dollar against non-U.S. currencies may be limited. Factors that could affect the effectiveness of our hedging activities include accuracy of sales and other forecasts, volatility of currency markets, and the cost and availability of hedging instruments. Since the hedging activities are designed to minimize volatility, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

At our current foreign exchange rate assumptions, we anticipate that this continued strengthening will have a material adverse effect on our operating results by decreasing our revenues, operating profit and diluted earnings per share for the twelve months ending December 31, 2015 by approximately $86.0 million, $17.9 million and $0.13 per share, respectively, net of anticipated offsetting gains from our foreign currency hedging activities of $20.8 million and $0.16 per share to operating profit and diluted earnings per share, respectively. The actual impact, however, of any continued strengthening of the U.S. dollar on our operating results may materially differ from our expectations described above.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (1) (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1 to April 30, 2015	20,100		$64.42	20,100	2,202,194
May 1 to May 31, 2015	326,600		66.55	326,600	1,875,594
June 1 to June 30, 2015	544,832	(3)	65.74	543,400	9,332,194
Total	891,532		$66.07	890,100	9,332,194

(1)The Average Price Paid per Share has been adjusted to reflect the June 2015 two-for-one stock split.

(2)

As of June 30, 2015, our Board of Directors had approved the repurchase of up to 65 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program was subsequently increased on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010, October 12, 2011, May 7, 2013 and July 16, 2014. On June 15, 2015, the Board of Directors authorized the repurchase by the Company of up to an additional 8 million shares of our common stock, increasing the total shares of common stock authorized to be repurchased by the Company from up to 57 million to 65 million shares. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended June 30, 2015, and no repurchase programs expired during the period. Repurchases of 890,100 shares were made during the three months ended June 30, 2015 in transactions made pursuant to our repurchase program.

(3)

During the three months ended June 30, 2015, we received 1,432 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

Item 6.Exhibits

Exhibit No.	Description
10.1

Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of June 18, 2015, among the Company, as issuer, Prudential Investment Management, Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, Prudential Investment Japan Co., Ltd., as investment manager, and Prudential Investment Management, Inc., as sub-adviser for The Gibraltar Life Insurance Co., Ltd., Prudential Arizona Reinsurance Universal Company, as grantor, and Prudential Investment Management, Inc., as investment manager for PAR U Hartford Life Insurance Comfort Trust, Prudential Private Placement Investors, L.P., as investment advisor, and Prudential Private Placement Investors, Inc., as general partner to each of, The Independent Order of Foresters, Zurich American Insurance Company, Globe Life and Accident Insurance Company, Family Heritage Life Insurance Company of America, MTL Insurance Company, The Lincoln National Life Insurance Company, William Penn Life Insurance Company of New York, Farmers Insurance Exchange and Mid Century Insurance Company, as purchasers (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-19271) filed June 24, 2015, and incorporated herein by reference).

10.2	IDEXX Laboratories, Inc. 1997 Employee Stock Purchase Plan, as amended. *
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEXX LABORATORIES, INC.

By: /s/ Brian P. McKeon
Date: July 30, 2015	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
10.1

Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement, dated as of June 18, 2015, among the Company, as issuer, Prudential Investment Management, Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, Prudential Investment Japan Co., Ltd, as investment manager, and Prudential Investment Management, Inc., as sub-adviser for The Gibraltar Life Insurance Co., Ltd., Prudential Arizona Reinsurance Universal Company, as grantor, and Prudential Investment Management Inc., as investment manager for PAR U Hartford Life Insurance Comfort Trust, Prudential Private Placement Investors, L.P., as investment advisor, and Prudential Private Placement Investors, Inc., as general partner to each of, The Independent Order of Foresters, Zurich American Insurance Company, Globe Life and Accident Insurance Company, Family Heritage Life Insurance Company of America, MTL Insurance Company, The Lincoln National Life Insurance Company, William Penn Life Insurance Company of New York, Farmers Insurance Exchange and Mid Century Insurance Company, as purchasers (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-19271) filed June 24, 2015, and incorporated herein by reference).

10.2	IDEXX Laboratories, Inc. 1997 Employee Stock Purchase Plan, as amended. *
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
*Management contract or compensatory arrangement.