Form 10-Q
period 2015-09-30
IDEXX LABORATORIES INC /DE
filed 2015-10-28
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 90,963,542 on October 19,  2015.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$141,150	$322,536
Marketable securities	208,399	-
Accounts receivable, net of reserves of $5,186 in 2015 and $4,306 in 2014	190,904	152,380
Inventories	192,405	160,342
Deferred income tax assets	36,767	37,689
Other current assets	63,771	86,451
Total current assets	833,396	759,398
Long-Term Assets:
Property and equipment, net	320,337	303,587
Goodwill	180,392	184,450
Intangible assets, net	58,650	65,122
Other long-term assets	84,435	71,654
Total long-term assets	643,814	624,813
TOTAL ASSETS	$1,477,210	$1,384,211

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$53,614	$44,743
Accrued liabilities	203,738	195,351
Line of credit	542,500	549,000
Current portion of deferred revenue	24,914	31,812
Total current liabilities	824,766	820,906
Long-Term Liabilities:
Deferred income tax liabilities	36,571	41,688
Long-term debt	599,556	350,000
Long-term deferred revenue, net of current portion	25,460	21,665
Other long-term liabilities	29,660	32,363
Total long-term liabilities	691,247	445,716
Total liabilities	1,516,013	1,266,622

Commitments and Contingencies (Note 15)

Stockholders’ Equity (Deficit):
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 102,126 and 101,947 shares in 2015 and 2014, respectively; Outstanding: 91,200 and 47,373 shares in 2015 and 2014, respectively	10,213	10,195
Additional paid-in capital	931,808	888,293
Deferred stock units: Outstanding: 240 and 235 units in 2015 and 2014, respectively	5,387	5,066
Retained earnings	274,005	1,675,299
Accumulated other comprehensive loss	(37,493)	(8,071)
Treasury stock, at cost: 10,926 and 54,574 shares in 2015 and 2014, respectively	(1,222,812)	(2,453,266)
Total IDEXX Laboratories, Inc. stockholders’ equity (deficit)	(38,892)	117,516
Noncontrolling interest	89	73
Total stockholders’ equity (deficit)	(38,803)	117,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,477,210	$1,384,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue:
Product revenue	$246,750	$233,666	$730,063	$690,573
Service revenue	159,637	149,857	472,144	443,275
Total revenue	406,387	383,523	1,202,207	1,133,848
Cost of Revenue:
Cost of product revenue	92,185	84,784	266,758	249,782
Cost of service revenue	89,928	85,403	262,874	250,115
Total cost of revenue	182,113	170,187	529,632	499,897
Gross profit	224,274	213,336	672,575	633,951

Expenses:
Sales and marketing	73,107	70,602	223,460	206,470
General and administrative	46,198	45,698	133,717	128,633
Research and development	24,862	24,847	74,185	73,394
Impairment charge	8,212	-	8,212	-
Income from operations	71,895	72,189	233,001	225,454
Interest expense	(7,750)	(4,294)	(21,313)	(10,033)
Interest income	684	313	1,668	1,272
Income before provision for income taxes	64,829	68,208	213,356	216,693
Provision for income taxes	20,600	16,045	65,611	60,693
Net income	44,229	52,163	147,745	156,000
Less: Net income attributable to noncontrolling interest	6	21	16	55
Net income attributable to IDEXX Laboratories, Inc. stockholders	$44,223	$52,142	$147,729	$155,945

Earnings per Share:
Basic	$0.48	$0.52	$1.59	$1.53
Diluted	$0.48	$0.52	$1.57	$1.51
Weighted Average Shares Outstanding:
Basic	91,944	99,489	93,194	101,642
Diluted	92,897	100,800	94,262	103,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$44,229	52,163	147,745	156,000
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(13,859)	(19,003)	(26,793)	(15,524)
Unrealized gain (loss) on net investment hedge	(396)	-	340	-
Unrealized loss on investments, net of tax benefit of ($60) and ($29) in 2015 and ($23) and ($19) in 2014	(88)	(37)	(81)	(32)
Unrealized gain (loss) on derivative instruments:
Unrealized gain, net of tax expense of $1,030 and $2,882 in 2015 and $2,809 and $1,796 in 2014	2,495	6,204	6,793	4,027
Less: reclassification adjustment for gains included in net income, net of tax benefit (expense) of ($1,374) and ($4,079) in 2015 and ($67) and $24 in 2014	(3,369)	(205)	(9,681)	(103)
Unrealized gain (loss) on derivative instruments	(874)	5,999	(2,888)	3,924
Other comprehensive loss, net of tax	(15,217)	(13,041)	(29,422)	(11,632)
Comprehensive income	29,012	39,122	118,323	144,368
Less: comprehensive income attributable to noncontrolling interest	6	21	16	55
Comprehensive income attributable to IDEXX Laboratories, Inc.	$29,006	$39,101	$118,307	$144,313

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net income	$147,745	$156,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,227	43,610
Amortization on marketable securities, net	967	-
Impairment charge	8,212	-
Provision for uncollectible accounts	1,808	1,678
Benefit of deferred income taxes	(4,649)	(6,729)
Share-based compensation expense	14,760	13,463
Other	(305)	(79)
Tax benefit from share-based compensation arrangements	(10,044)	(9,581)
Changes in assets and liabilities:
Accounts receivable	(51,024)	(8,464)
Inventories	(27,238)	(12,638)
Other assets	41,041	(3,375)
Accounts payable	(2,841)	6,876
Accrued liabilities	(24,503)	16,216
Deferred revenue	(2,688)	11,566
Net cash provided by operating activities	142,468	208,543
Cash Flows from Investing Activities:
Purchases of property and equipment	(67,517)	(42,504)
Purchase of marketable securities	(231,387)	-
Proceeds from the sale and maturities of marketable securities	24,711	-
Proceeds from sale of equity investment	-	5,400
Acquisitions of a business, net of cash acquired	(8,200)	(7,516)
Acquisitions of intangible assets	-	(175)
Net cash used by investing activities	(282,393)	(44,795)
Cash Flows from Financing Activities:
(Repayments) borrowings on revolving credit facilities, net	(6,500)	98,000
Debt issue costs	(199)	(1,357)
Issuance of long term debt	250,097	200,000
Payment of notes payable	-	(1,394)
Repurchases of common stock	(309,057)	(468,968)
Proceeds from exercises of stock options and employee stock purchase plans	19,221	18,361
Tax benefit from share-based compensation arrangements	10,044	9,581
Net cash used by financing activities	(36,394)	(145,777)
Net effect of changes in exchange rates on cash	(5,067)	(4,294)
Net (decrease) increase in cash and cash equivalents	(181,386)	13,677
Cash and cash equivalents at beginning of period	322,536	279,058
Cash and cash equivalents at end of period	$141,150	$292,735

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2014 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Note 2.      ACCOUNTING POLICIES

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2014 Annual Report, except for our significant accounting policies related to marketable securities.

During the nine months ended September 30, 2015, we purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying condensed consolidated balance sheets on a trade date basis.  We have classified our investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized holding gains and losses are deferred within accumulated other comprehensive income (“AOCI”), net of applicable taxes, except for when an impairment is determined to be other-than-temporary or the security is divested prior to maturity. Within the accompanying condensed consolidated statements of operations, interest earned and amortization of premiums or discounts on marketable securities are included in interest income, realized gains and losses on the sale of our marketable securities are included in other income.

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

In September 2015, the FASB issued amendments which eliminate the requirement for an acquirer in a business combination to retrospectively account for measurement-period adjustments. Under the amendments, an entity is required to record measurement-period adjustments during the period in which the amounts are determined, including changes in depreciation, amortization and any other income effects as if the accounting had been completed at the acquisition date. This update is effective for public business entities during fiscal years beginning after December 15, 2015. Early adoption is permitted. This amendment is not expected to have a material impact on our financial statements.

NOTE 3.ACQUISITIONS

We believe that our acquisitions enhance our existing businesses by either expanding our geographic range or customer base.

During the nine months ended September 30, 2015, we paid an aggregate of $7.5 million in cash and recorded contingent consideration of $3.2 million to acquire two reference laboratory diagnostic and consulting businesses, each accounted for as a separate business combination. As part of these business acquisitions, we recognized $5.2 million in customer list amortizable intangible assets, $5.0 million in goodwill, $1.1 million in working capital,  $0.3 million in fixed assets and a deferred tax liability of $0.9 million. The customer lists were each assigned useful lives of 15 years. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded from these business acquisitions is not deductible for income tax purposes. All assets acquired in connection with these business acquisitions were assigned to our CAG segment. The results of operations of these acquired businesses have been included since the acquisition date. Pro forma information has not been presented for these business acquisitions because such information is not material to the financial statements.

NOTE 4.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three and nine months ended September 30, 2015 totaled $0.6 million and $24.4 million, respectively, as compared to $1.0 million and $23.8 million for the three and nine months ended September 30, 2014, respectively.  The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at September 30, 2015 was $42.7 million, which will be recognized over a weighted average period of approximately 1.8 years.

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

	For the Nine Months Ended
	September 30,
	2015	2014

Expected stock price volatility	23%	28%
Expected term, in years	5.6	5.7
Risk-free interest rate	1.5%	1.5%

Weighted average fair value of options granted	$19.72	$18.07

Note 5.      marketable securities

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$171,949	$39	$(150)	$171,838
Agency bonds	18,108	3	-	18,111
U.S. government bonds	10,174	6	-	10,180
Certificates of deposit	3,400	-	-	3,400
Commercial paper	1,999	-	-	1,999
International government bonds	1,467	-	(1)	1,466
Municipal bonds	1,400	5	-	1,405
Total marketable securities	$208,497	$53	$(151)	$208,399

No marketable securities have been in a continuous unrealized loss position for more than twelve months. Our portfolio of marketable securities had an average A+ credit rating as of September 30, 2015. There were no marketable securities that we consider to be other-than-temporarily impaired as of September 30, 2015.

Remaining contractual maturities of marketable securities were as follows (in thousands):

As of September 30, 2015	Amortized Cost	Fair Value

Due in one year or less	$144,120	$144,109
Due after one through two years	64,377	64,290
	$208,497	$208,399

Note 6.      Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2015	2014

Raw materials	$32,785	$26,908
Work-in-process	18,469	16,859
Finished goods	141,151	116,575
Inventories	$192,405	$160,342

Note 7.       Goodwill and Intangible Assets, NET

The decrease in goodwill during the nine months ended September 30, 2015 resulted from changes in foreign currency exchange rates, partly offset by goodwill recognized in connection with the acquisition of a business. The decrease in intangible assets other than goodwill during the nine months ended September  30, 2015 resulted primarily from the continued amortization of our intangible assets and changes in foreign currency exchange rates, partly offset by intangible assets recognized in connection with the acquisition of businesses. See Note 3 for information regarding goodwill and other intangible assets recognized in connection with the acquisition of businesses during the nine months ended September 30, 2015.

NOTE 8.      Other current and long-term ASSETS

Other current assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014

Prepaid expenses	$30,615	$32,672
Taxes receivable	10,925	28,926
Customer acquisition costs	15,679	11,262
Other assets	6,552	13,591
Other current assets	$63,771	$86,451

Other long-term assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014

Investment in long-term product supply arrangements	$12,117	$10,765
Customer acquisition costs	41,130	28,165
Other assets	31,188	32,724
Other long-term assets	$84,435	$71,654

Note 9.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014

Accrued expenses	$60,213	$55,655
Accrued employee compensation and related expenses	72,618	75,232
Accrued taxes	25,058	28,439
Accrued customer programs	45,849	36,025
Accrued liabilities	$203,738	$195,351

Note 10.      Debt

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

Since December 2013, we have issued and sold through private placements senior notes that have an aggregate principal amount of approximately $600 million pursuant to certain note purchase agreements (collectively, the “Senior Note Agreements”). The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At September 30, 2015 we were in compliance with the covenants of the Senior Note Agreements. See Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes.

Note 11.      Repurchases of common STOCK

The following is a summary of our open market common stock repurchases, reported on a trade date basis, for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Shares repurchased[1]	1,213	4,393	4,345	7,492
Total cost of shares repurchased	$85,975	$272,342	$313,083	$468,968
Average cost per share[1]	$70.89	$61.99	$72.05	$62.59

 _____________

(1)

Shares repurchased and acquired through employee surrender for payment of minimum required withholding taxes on and before June 15, 2015 and the associated average cost per share have been adjusted to reflect the June 2015 two-for-one stock split.  Actual shares repurchased were approximately 2,962,000 for the nine months ended September 30, 2015, and approximately 2,197,000 and 3,746,000 for the three and nine months ended September 30, 2014, respectively.

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders. The number of shares acquired through employee surrenders during both the three months ended September 30, 2015 and 2014 was not material. We acquired approximately 66,000 shares having a total cost of $5.2 million in connection with such employee surrenders during the nine months ended September  30, 2015 as compared to approximately 85,000 shares having a total cost of $5.3 million during the nine months ended September 30, 2014.

In conjunction with a two-for-one split of our outstanding shares of common stock enacted on May 18, 2015, IDEXX paid the stock dividend on June 15, 2015 by issuing approximately 46.6 million shares of treasury stock having a total carrying value of approximately $1.5 billion.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the nine months ended September 30, 2015 and 2014 was not material.

Note 12.      Income Taxes

Our effective income tax rate was 31.8% and 30.8% for the three and nine months ended September 30, 2015, respectively, as compared to 23.5% and 28.0% for the three and nine months ended September 30, 2014, respectively.

The increase in our effective rate for both the three and nine months ended September 30, 2015, as compared to the same periods of the prior year, was related to lower relative earnings subject to international tax rates that are lower than domestic tax rates, including the impact of foreign currency exchange rates, as well as a non-recurring benefit during the period ended September 30, 2014 related to the deferral of inter-company profits that were included in prior year tax provisions in error, which was not material to the period ended September 30, 2014 or prior interim or annual periods.

Note 13.    ACCUMULATED OTHER Comprehensive Income

The changes in AOCI, net of tax, for the nine months ended September 30, 2015 consisted of the following (in thousands):

For the Nine Months Ended September 30, 2015	Unrealized Gain (loss) on Investments, Net of Tax	Unrealized Gain on Derivative Instruments, Net of Tax	Unrealized Gain on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2014	$1	$7,361	$-	$(15,433)	$(8,071)
Other comprehensive (loss) income before reclassifications	(81)	6,793	340	(26,793)	(19,741)
Gains reclassified from accumulated other comprehensive income	-	(9,681)	-	-	(9,681)
Balance as of September 30, 2015	$(80)	$4,473	$340	$(42,226)	$(37,493)

The following is a summary of reclassifications out of AOCI for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Details about AOCI Components	Affected Line Item in the Statement of Operations	Amounts Reclassified from AOCI For the Three Months Ended September 30,
		2015	2014
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$5,003	$540
Interest rate swaps	Interest expense	(260)	(268)
	Total gains before tax	4,743	272
	Tax expense	1,374	67
	Gains, net of tax	$3,369	$205

Details about AOCI Components	Affected Line Item in the Statement of Operations	Amounts Reclassified from AOCI For the Nine Months Ended September 30,
		2015	2014
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$14,547	$874
Interest rate swaps	Interest expense	(787)	(795)
	Total gains before tax	13,760	79
	Tax expense (benefit)	4,079	(24)
	Gains, net of tax	$9,681	$103

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

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Shares outstanding for basic earnings per share	91,944	99,489	93,194	101,642

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	91,944	99,489	93,194	101,642
Dilutive effect of share-based payment awards	953	1,311	1,068	1,403
	92,897	100,800	94,262	103,045

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three and nine months ended September  30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Weighted average number of shares underlying anti-dilutive options	752	729	720	623

Weighted average number of shares underlying anti-dilutive restricted stock units	-	-	2	-

Note 15.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September  30, 2015 are consistent with those discussed in Note 13 to the consolidated financial statements in our 2014 Annual Report, with the exception of approximately $250 million of long-term debt issued during the nine months ended September 30, 2015. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Note 16.     Segment Reporting

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

Prior to January 1, 2015, our CAG segment included certain livestock testing services processed within and managed by our CAG Reference Laboratories. We have transitioned the responsibility for these diagnostic services to our LPD segment to more effectively align our business with the nature and customers of these livestock services. Segment revenue and income from operations for the three and nine months ended September 30, 2014 has been retrospectively revised in this Quarterly Report on Form 10-Q to reflect this change in the composition of our reportable segments. Revenue related to these livestock testing services was $3.4 million and $10.8 million for the three and nine months ended September 30, 2014, respectively.

Items that are not allocated to our operating segments are as follows: a portion of corporate support function and personnel-related expenses; certain manufacturing costs; corporate research and development expenses that do not align with one of our existing business or service categories; the difference between estimated and actual share-based compensation expense; certain foreign currency exchange gains and losses; and certain unusual or infrequent items. These amounts are shown under the caption “Unallocated Amounts.”

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

We recorded an  $8.2 million impairment charge related to internally-developed software not yet placed into service within Unallocated Amounts operating expenses during the three months ended September 30, 2015 as a result of a strategic shift to refocus our development efforts within our information management business.

The following is a summary of segment performance for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2015
Revenue	$344,081	$25,957	$30,448	$5,901	$-	$406,387

Income (loss) from operations	$61,541	$12,408	$5,562	$635	$(8,251)	$71,895
Interest expense, net						(7,066)
Income before provision for income taxes						64,829
Provision for income taxes						20,600
Net income						44,229
Less: Net income attributable to noncontrolling interest						6
Net income attributable to IDEXX Laboratories, Inc. stockholders						$44,223

2014
Revenue	$317,309	$25,747	$33,063	$7,404	$-	$383,523

Income (loss) from operations	$60,176	$11,367	$6,319	$794	$(6,467)	$72,189
Interest expense, net						(3,981)
Income before provision for income taxes						68,208
Provision for income taxes						16,045
Net income						52,163
Less: Net income attributable to noncontrolling interest						21
Net income attributable to IDEXX Laboratories, Inc. stockholders						$52,142

	For the Nine Months Ended September30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2015
Revenue	$1,020,232	$72,706	$93,777	$15,492	$-	$1,202,207

Income (loss) from operations	$181,845	$33,821	$17,408	$204	$(277)	$233,001
Interest expense, net						(19,645)
Income before provision for income taxes						213,356
Provision for income taxes						65,611
Net income						147,745
Less: Net income attributable to noncontrolling interest						16
Net income attributable to IDEXX Laboratories, Inc. stockholders						$147,729

2014
Revenue	$938,166	$71,655	$104,581	$19,446	$-	$1,133,848

Income (loss) from operations	$181,104	$29,547	$25,385	$1,134	$(11,716)	$225,454
Interest expense, net						(8,761)
Income before provision for income taxes						216,693
Provision for income taxes						60,693
Net income						156,000
Less: Net income attributable to noncontrolling interest						55
Net income attributable to IDEXX Laboratories, Inc. stockholders						$155,945

The following is a summary of revenue by product and service category for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
CAG segment revenue:
CAG Diagnostics recurring revenue:	$290,502	$274,367	$869,413	$807,193
IDEXX VetLab® consumables	98,957	90,975	298,093	264,410
VetLab service and accessories	13,675	13,537	41,223	40,036
Rapid assay products	47,534	46,777	143,353	139,328
Reference laboratory diagnostic and consulting services	130,336	123,078	386,744	363,419
CAG Diagnostics capital - instruments	25,989	18,215	70,166	55,799
Customer information management and digital imaging systems	27,590	24,727	80,653	75,174
CAG segment revenue	344,081	317,309	1,020,232	938,166

Water segment revenue	25,957	25,747	72,706	71,655
LPD segment revenue	30,448	33,063	93,777	104,581
Other segment revenue	5,901	7,404	15,492	19,446
Total revenue	$406,387	$383,523	$1,202,207	$1,133,848

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2015.

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

The amount outstanding under our unsecured revolving credit facility (“Credit Facility”) and long-term debt are measured at carrying value in our accompanying condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $615.5 million and $599.6 million, respectively, as of September 30, 2015 and $367.3 million and $350.0 million, respectively, as of December 31, 2014.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at September  30, 2015 and at December 31, 2014 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of September 30, 2015	(Level 1)	(Level 2)	(Level 3)	September 30, 2015

Assets
Money market funds(1)	$16,656	$-	$-	$16,656
Commercial paper(1)	-	7,599	-	7,599

Marketable Securities
Corporate bonds	-	171,838	-	171,838
Agency bonds	-	18,111	-	18,111
U.S. government bonds	-	10,180	-	10,180
Certificates of deposit	-	3,400	-	3,400
Commercial paper	-	1,999	-	1,999
International government bonds	-	1,466	-	1,466
Municipal bonds	-	1,405	-	1,405
Total marketable securities	-	208,399	-	208,399

Equity mutual funds(2)	2,295	-	-	2,295
Foreign currency exchange contracts(3)	-	8,458	-	8,458
Liabilities
Foreign currency exchange contracts(3)	-	1,836	-	1,836
Deferred compensation(4)	2,295	-	-	2,295
Interest rate swaps(5)	-	688	-	688

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014

Assets
Money market funds(1)	$204,743	$-	$-	$204,743
Equity mutual funds(2)	2,654	-	-	2,654
Foreign currency exchange contracts(3)	-	12,226	-	12,226
Liabilities
Foreign currency exchange contracts(3)	-	1,323	-	1,323
Deferred compensation(4)	2,654	-	-	2,654
Interest rate swaps(5)	-	1,117	-	1,117

_____________

(1)

Money market funds and commercial paper with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of September 30, 2015 and December 31, 2014 consisted of demand deposits.  Commercial paper with an original maturity of over ninety days is included within marketable securities.

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

Note 18.    HEDGING Instruments

Disclosure within this footnote is presented to provide transparency about how and why we use derivative and non-derivative instruments (collectively “hedging instruments”), how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect our financial position, results of operations and cash flows.

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 13 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the effect of hedging instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.

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

We did not de-designate any instruments from hedge accounting treatment during the three and nine months ended September 30, 2015 or 2014. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and nine months ended September  30, 2015 and 2014 were not material.  At September 30, 2015, the estimated amount of net gains, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $4.3 million if exchange and interest rates do not fluctuate from the levels at September 30, 2015.

We enter into foreign currency exchange contracts for amounts that are less than the full value of forecasted intercompany inventory purchases and sales. Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our planned hedges for the succeeding year at the conclusion of our budgeting process for that year. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $211.0 million and $186.7 million at September  30, 2015 and December 31, 2014, respectively.

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

Net Investment Hedge

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million (approximately USD $100 million) in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a $0.4 million loss and a $0.3 million gain, net of income tax, within AOCI as a result of this net investment hedge for the three and nine months ended September 30, 2015, respectively. This unrealized gain recorded at September 30, 2015 will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or all or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the issuance of these euro-denominated notes.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Hedging Assets
		September 30,	December 31,
		2015	2014

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$7,808	$12,226
Foreign currency exchange contracts	Other long-term assets, net	650	-
Total derivative instruments presented as cash flow hedges on the balance sheet		8,458	12,226
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,836	1,323
Net amount		$6,622	$10,903

		Hedging Liabilities
		September 30,	December 31,
		2015	2014

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$1,458	$1,323
Foreign currency exchange contracts	Other long-term liabilities	378	-
Interest rate swaps	Accrued liabilities	688	1,117
Total derivative instruments presented as cash flow hedges on the balance sheet		2,524	2,440
Foreign currency borrowings designated as net investment hedge on the balance sheet	Long-term debt	99,556	-
Total hedging instruments presented on the balance sheet		102,080	2,440
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,836	1,323
Net amount		$100,244	$1,117

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	(Loss) Gain Recognized in AOCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Derivative instruments	2015	2014	2015	2014

Cash flow hedging derivatives:
Foreign currency exchange contracts, net of tax	$(988)	$5,775	$(3,158)	$3,560
Interest rate swaps, net of tax	114	224	270	364
Total cash flow hedges	$(874)	$5,999	$(2,888)	$3,924

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, include statements relating to future revenue growth rates, business trends, earnings and other measures of financial performance; the effect of economic conditions on our business performance; projected impact of foreign currency exchange rates; demand for our products; impact of transitioning to an all-direct sales strategy in the U.S.; changes in working capital demands; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”) and this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Prior to January 1, 2015, our CAG segment included certain livestock testing services processed within our CAG Reference Laboratories. We have transitioned the responsibility for these diagnostic services from our CAG segment to our LPD segment to more effectively align our business with the nature and customers of these livestock services. Segment revenue and income from operations for the three and nine months ended September 30, 2014 has been retrospectively revised in this Quarterly Report on Form 10-Q to reflect this change in the composition of our reportable segments.

Revenue related to these livestock diagnostic services was $3.4 million and $10.8 million for the three and nine months ended September 30, 2014, respectively. This reclassification of revenue between segments increases our LPD organic revenue growth as compared to previously reported numbers by 1.4% and 4.0% for the three and nine months ended September 30, 2014, respectively. The reclassification decreases our CAG, CAG Diagnostic Recurring, and Reference Laboratory Diagnostic and Consulting Services organic revenue growth rates as compared to previously reported numbers by 0.2%, 0.2% and 0.4%, respectively, for the three months ended September 30, 2014 and 0.4%, 0.5% and 1.0%, respectively, for the nine months ended September 30, 2014. See the subsection below titled “Results of Operations” for a description of the calculation of organic revenue growth.

Effects of Certain Factors and Trends on Results of Operations

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

We incurred transition costs to implement this all-direct sales strategy in the U.S., including approximately $5 million in incremental expense during the year ended December 31, 2014, resulting from the ramp up of sales and operating resources. We also incurred $9.5 million in non-recurring expenses during the year ended December 31, 2014, associated with project management and other one-time costs required to implement this new strategy. Further, we incurred one-time transitional impacts related to the drawdown of distributor inventory in the fourth quarter of 2014, resulting in a reduction in revenue and operating profit of $25 million and $21 million, respectively, in such period.

During the three months ended December 31, 2014, we began recognizing revenue on rapid assay kits and instrument consumables upon delivery to end users in the U.S., instead of at distribution. We expect to capture additional revenue that was previously earned by our distribution partners, net of other changes related to this all-direct strategy, such as free next-day shipping and a new returns policy for expired product. We refer to this net additional revenue as distributor margin capture. This net incremental revenue allows us to expand our sales, marketing and customer support resources, which we expect will drive future revenue growth, and to build out our distribution capability.  We expect investments in these areas will scale over time based on our expected future growth rates and provide accretive benefits to operating profit. Also as a result of the transition to an all-direct sales strategy in the U.S., we anticipate increased working capital demands, including inventory costs previously borne by our distributors, and incremental accounts receivable resulting from a longer elapsed time to collect our receivables.

Currency Impact. For both the three and nine months ended September 30, 2015, approximately 25% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 27% for both the three and nine months ended September 30, 2014. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offset this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues.

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

The impact on revenue resulting from changes in foreign currency exchange rates is not a measure defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), otherwise referred to herein as a non-GAAP financial measure. We calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the weighted average exchange rates during the current year period and the comparable previous year period applied to foreign currency denominated revenues for the prior year period. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results normalized for changes in currency in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods.

During the three and nine months ended September 30, 2015, as compared to the three and nine months ended September 30, 2014, changes in foreign currency exchange rates decreased total company revenue by approximately $24.1 million and $71.0 million respectively, due primarily to the strengthening of the U.S. dollar against all major foreign currencies in which we transact, including the euro, Australian dollar, Canadian dollar, British pound, Japanese yen, and Brazilian real. Additionally, these changes in foreign currency exchange rates reduced total company operating profit by $4.8 million and diluted earnings per share by $0.04 during the three months ended September 30, 2015 and reduced operating profit and diluted earnings per share by $17.0 million and $0.13 respectively during the nine months ended September 30, 2015. This unfavorable impact was net of offsetting foreign currency hedging gains, which increased total company operating profit by $5.0 and $14.5 million and diluted earnings per share by $0.04 and $0.11 during the three and nine months ended September 30, 2015, respectively.

During the twelve months ended December 31, 2015, as compared to the twelve months ended December 31, 2014, at our current currency exchange rate assumptions, we anticipate that the strengthening of the U.S. dollar relative to major foreign currencies in which we transact will decrease total company revenue by approximately $89.7 million. Additionally, these changes in foreign currency exchange rates are expected to reduce total company operating profit by $22.1 million and diluted earnings per share by $0.16. This unfavorable impact is net of offsetting foreign currency hedging gains, which are expected to increase total company operating profit by $20.5 million and diluted earnings per share by $0.15 during the twelve months ended December 31, 2015.

Effects of Economic Conditions. Demand for our products and services is vulnerable to changes in the economic environment, including slow economic growth, high unemployment and credit availability. Negative or cautious consumer sentiment can lead to reduced or delayed consumer spending, resulting in a decreased number of patient visits to veterinary clinics. Unfavorable economic conditions can impact sales of instruments, digital radiography and practice management systems, which are larger capital purchases for veterinarians. Additionally, economic turmoil can cause our customers to remain sensitive to the pricing of our products and services. In the U.S., we monitor patient visits and clinic revenue data provided by a subset of our CAG customers. Although this data is a limited sample and susceptible to short-term impacts such as weather, which may affect the number of patient visits in a given period, we believe that this data provides a fair and meaningful long-term representation of the trend in patient visit activity in the U.S., providing us insight regarding demand for our products and services.

Economic conditions can also affect the purchasing decisions of our Water and LPD business customers. Water testing volumes may be susceptible to declines in discretionary testing for existing home and commercial sales and in mandated testing as a result of decreases in home and commercial construction. Testing volumes may also be impacted by severe weather conditions such as drought. In addition, fiscal difficulties can also reduce government funding for water and livestock testing programs.

We believe that the diversity of our products and services and the geographic diversity of our markets partially mitigate the potential effects of the economic environment and negative consumer sentiment on our revenue growth rates.

Effects of Patent Expiration. Although the Company had several patents and licenses of patents and technologies from third parties expire during 2014 and 2015, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on the Company’s financial position or future operations due to a range of factors including our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; and our significant know-how, scale and investments related to manufacturing processes of associated product offerings.

▪	Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September  30, 2015 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2014 Annual Report, except for our significant accounting policies related to marketable securities, which is discussed in Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2015 are consistent with those discussed in our 2014 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

▪	Results of Operations

The analysis and discussion included under the headings “Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014 – Revenue” and “Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014 – Revenue” focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended September 30, 2015, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates and acquisitions. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions because the nature, size and number of acquisitions can vary dramatically from period to period and therefore can also obscure underlying business trends.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2015	September 30, 2014	Change	Change	Currency	Acquisitions	Growth

CAG	$344,081	$317,309	$26,772	8.4%	(5.7%)	0.9%	13.2%
Water	25,957	25,747	210	0.8%	(5.9%)	-	6.7%
LPD	30,448	33,063	(2,615)	(7.9%)	(13.4%)	-	5.5%
Other	5,901	7,404	(1,503)	(20.3%)	(0.6%)	-	(19.7%)
Total	$406,387	$383,523	$22,864	6.0%	(6.2%)	0.7%	11.5%

U.S. and International Revenue. The following table provides further analysis of total company revenue by domestic and international markets:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2015	September 30, 2014	Change	Change	Currency	Acquisitions	Growth

United States	$252,076	$225,310	$26,766	11.9%	-	0.2%	11.7%
International	154,311	158,213	(3,902)	(2.5%)	(15.3%)	1.8%	11.0%
Total	$406,387	$383,523	$22,864	6.0%	(6.2%)	0.7%	11.5%

The increase in both U.S. and international organic revenues was driven by CAG Diagnostics recurring revenue. The increase in organic international revenues was driven primarily by volume growth in Europe, Asia-Pacific markets and Canada, and most significantly from Canada, the United Kingdom, Germany, Brazil and Australia. U.S. revenue benefitted from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014. The impact of prior year changes in distributors’ inventory levels reduced reported U.S. revenue by 1% and increased reported international revenue growth by less than 1%, respectively.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2015	September 30, 2014	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$290,502	$274,367	$16,135	5.9%	(5.7%)	0.7%	10.9%
VetLab consumables	98,957	90,975	7,982	8.8%	(6.8%)	-	15.6%
VetLab service and
accessories	13,675	13,537	138	1.0%	(6.1%)	-	7.1%
Rapid assay products	47,534	46,777	757	1.6%	(2.5%)	-	4.1%
Reference laboratory
diagnostic and
consulting services	130,336	123,078	7,258	5.9%	(6.2%)	1.6%	10.5%
CAG Diagnostics
capital - instruments	25,989	18,215	7,774	42.7%	(11.7%)	-	54.4%
Customer information
management and
digital imaging systems	27,590	24,727	2,863	11.6%	(1.0%)	3.4%	9.2%
Net CAG revenue	$344,081	$317,309	$26,772	8.4%	(5.7%)	0.9%	13.2%

The increase in CAG Diagnostics recurring revenue was due primarily to higher sales from our reference laboratory diagnostic services and of our VetLab consumables resulting from both increased volumes and higher realized prices, including distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. The impact of prior year changes in distributors’ inventory levels decreased reported CAG Diagnostics recurring revenue growth by less than 1%.

VetLab consumables revenue growth was due to both higher sales volumes and higher average unit sales prices. The increase in unit volumes resulted primarily from growth in testing from existing customers and an expanded menu of available tests. Included in this growth were volumes of our new total thyroxine (“T4”) test, which is used to diagnose and monitor thyroid disease in both dogs and cats. We launched the T4 test globally for use on the Catalyst One analyzer during the first quarter of 2015 and for use on the Catalyst Dx® analyzer early in the third quarter of 2015. Additionally, VetLab consumables revenue benefited from higher average unit sales prices, resulting primarily from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. The impact of prior year changes in distributors’ inventory levels did not have a significant impact on reported consumables revenue growth.

VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. VetLab service and accessories revenue also benefited from higher average unit sales prices, resulting primarily from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S.

The increase in rapid assay revenue was due primarily to higher average unit sales prices resulting from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. We also benefitted from higher canine SNAP 4Dx® Plus sales volumes. These favorable factors were partly offset by the cumulative competitive impact on certain earlier generation rapid assay products in the U.S. The impact of prior year changes in distributors’ inventory levels decreased reported revenue growth by 3%.

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

The increase in CAG Diagnostics capital instruments revenue was driven by sales of our Catalyst OneTM analyzer,  resulting primarily from placements in Europe and the Asia-Pacific region and the recognition of previously deferred revenue associated with preorders for our Catalyst One analyzer in the U.S. during the twelve months ended December 31, 2014. Additionally, we benefitted from increased ProCyte Dx® instrument placements, most notably in the U.S. These favorable factors were partly offset by lower average unit sales prices realized on our instrument placements.

Catalyst One is our latest generation chemistry analyzer, which we launched in North America during the fourth quarter of 2014 and followed with a scaled launch in Europe, the Asia-Pacific region and Latin America during the first three quarters of 2015. Under our 2014 Catalyst One introductory offer in the U.S., customers were provided with the right to use a Catalyst Dx instrument through the Catalyst One delivery date. We had less than $1 million in deferred revenue remaining to be recognized associated with this introductory offer at September 30, 2015.

The increase in customer information management and digital imaging systems revenue was due primarily to higher service revenue resulting from an increase in our active installed base of digital imaging and practice management systems, increased revenues from other customer information management services and higher revenues from an increasing Pet Health Network® Pro subscriber base. These favorable factors were partly offset by the unfavorable impact of increased digital radiography system placements under up-front customer loyalty programs for which the consideration and related revenue will be deferred and recognized over future periods.

During the third quarter of 2015, we launched IDEXX Neo TM practice management software, a software-as-a-service (“SaaS”) practice management system in North America. Under this delivery model, we provide hosted software in the cloud on a subscription basis. With this additional offering, alongside Cornerstone® and DVMAX® in North America and Animana, our SaaS practice management system in Europe, we now have a complete portfolio of practice management offerings.

We anticipate that our transition towards a subscription-based SaaS practice management model will moderate future revenue growth from new licensed-based Cornerstone placements as we evolve to a subscription-based model. We believe that once established, this subscription-based model will provide higher profitability as compared to the historical license-based placements. Our Cornerstone and DVMAX customer base continues to be an important driver of growth through enhanced diagnostic integrations and high value add-on subscription services, such as Pet Health Network Pro and we continue to make investments to enhance the customer experience of our licensed-based offerings.

Additionally, during the third quarter we launched IDEXX Web PACSTM, our SaaS digital imaging software, which integrates with IDEXX VetConnect®  Plus to provide veterinarians and pet owners access to digital radiographic quality images alongside patient diagnostic results from an internet connected device as well as the ability for veterinarians to collaborate remotely with other practitioners. IDEXX Web PACSTM is provided to customers in the cloud on a subscription basis.

Water. The increase in Water revenue was distributed across all major regions and resulted primarily from  placements of our Quanti-Tray® Sealer PLUS instrument, which we launched in June 2015, higher sales volumes of our Quanti-Tray products and accessories used in our coliform and E. coli testing and increased sales of our products designed to detect cryptosporidium. The Quanti-Tray Sealer PLUS automates water sample handling, improving the work flow for determining quantitative measurements of microbial contamination.

Livestock, Poultry and Dairy. The increase in LPD organic revenue resulted from strong performance in Europe and the Asia-Pacific region, due primarily to higher sales volumes of our bovine, poultry and swine test products.

Other. The decrease in Other revenue was due primarily to lower sales volumes of our OPTI Medical blood gas analyzers in China and Latin America, combined with lower related consumable sales, and decreased sales volumes of our pharmaceutical product line.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Three		For the Three
Gross Profit	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2015	Revenue	September 30, 2014	Revenue	Change	Change

CAG	$183,981	53.5%	$173,423	54.7%	$10,558	6.1%
Water	18,266	70.4%	17,341	67.4%	925	5.3%
LPD	18,286	60.1%	20,583	62.3%	(2,297)	(11.2%)
Other	3,229	54.7%	3,986	53.8%	(757)	(19.0%)
Unallocated amounts	512	N/A	(1,997)	N/A	2,509	125.6%
Total Company	$224,274	55.2%	$213,336	55.6%	$10,938	5.1%

Gross profit increased due to higher sales, partly offset by a decrease in the gross profit percentage from 56% to 55%. The decrease in gross profit percentage was due primarily to an unfavorable CAG product mix, resulting from higher relative instrument revenue and lower relative revenue from our rapid assay test kits. This unfavorable factor was partly offset by lower production costs within Unallocated Amounts, higher CAG average unit sales prices, primarily resulting from distributor margin capture, net of related freight and distribution expenses relating to our transition within the U.S. to an all-direct sales strategy for our rapid assay test kits and VetLab consumables, expiration of certain royalties on our Water products and the positive net effect of currency. The lower production costs is due primarily to the recognition of previously capitalized favorable standard cost variances for our LPD and VetLab consumables inventories, that are recorded within Unallocated Amounts. The positive net effect of currency resulted from higher relative hedging gains during the three months ended September 30, 2015, as compared to the same period of the prior year, which more than offset the unfavorable impact from changes in foreign currency exchange rates.

Companion Animal Group. Gross profit for CAG increased due to higher sales, partly offset by a decrease in the gross profit percentage from 55% to 53%. The decrease in the gross profit percentage was due primarily to unfavorable product mix, resulting from higher relative instrument revenue and lower relative revenue from our rapid assay test kits. This unfavorable factor was partly offset by higher average unit sales prices, primarily resulting from distributor margin capture, net of related freight and distribution expenses relating to our transition within the U.S. to an all-direct sales strategy for our rapid assay test kits and VetLab consumables, higher relative sales of customer information management services which yield higher relative margins, and the positive net effect of currency. The positive net effect of currency resulted from higher relative hedging gains during the three months ended September 30, 2015, as compared to the same period of the prior year, which more than offset the unfavorable impact from changes in foreign currency exchange rates.

Water. Gross profit for Water increased due primarily to an increase in the gross profit percentage from 67% to 70% and higher sales. The increase in the gross profit percentage resulted from the expiration of certain royalties on December 31, 2014 and the positive net effect of currency. The positive net effect of currency resulted from higher relative hedging gains during the three months ended September 30, 2015, as compared to the same period of the prior year, which more than offset the unfavorable impact from changes in foreign currency exchange rates. These favorable factors were partly offset by a less favorable product mix, due primarily to higher relative instrument and accessories sales which yield lower relative margins.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to lower sales and a decrease in the gross profit percentage from 62% to 60%. The decrease in the gross profit percentage resulted from the unfavorable impact from changes in foreign currency exchange rates, lower average unit sales prices on our dairy products and higher overall product costs due to a decrease in livestock and poultry production volumes relative to the same period of the prior year. See “Unallocated Amounts” below for further discussion regarding the capitalization and subsequent recognition of these manufacturing variances. The negative net effect of currency resulted from the unfavorable impact from changes in foreign currency exchange rates, partly offset by higher relative hedging gains during the three months ended September 30, 2015, as compared to the same period of the prior year. These unfavorable factors were partly offset by lower sales volumes of certain royalty-bearing bovine test products.

Other. Gross profit for Other decreased due to lower sales, partly offset by a slight increase in the gross profit percentage. The increase in the gross profit percentage was due primarily to lower overall OPTI Medical product costs resulting from higher production volumes, partly offset by unfavorable product mix and lower average unit sales prices on OPTI Medical consumables.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to a decrease in certain manufacturing costs, partly offset by an increase in certain personnel-related costs.

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

The net favorable impact to gross profit resulting from decreased manufacturing costs was due to the capitalization of favorable manufacturing variances, primarily related to LPD and VetLab consumables inventories, during the twelve months ended December 31, 2014. A portion of these favorable variances were recognized within Unallocated Amounts during the three months ended September 30, 2015.

We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The increase in personnel-related costs was due primarily to higher self-insured healthcare costs reported within Unallocated Amounts during the three months ended September 30, 2015, as compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2015	Revenue	September 30, 2014	Revenue	Change	Change

CAG	$122,440	35.6%	$113,247	35.7%	$9,193	8.1%
Water	5,858	22.6%	5,974	23.2%	(116)	(1.9%)
LPD	12,724	41.8%	14,264	43.1%	(1,540)	(10.8%)
Other	2,594	44.0%	3,192	43.1%	(598)	(18.7%)
Unallocated amounts	8,763	N/A	4,470	N/A	4,293	96.0%
Total Company	$152,379	37.5%	$141,147	36.8%	$11,232	8.0%

	For the Three		For the Three
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2015	Revenue	September 30, 2014	Revenue	Change	Change

CAG	$61,541	17.9%	$60,176	19.0%	$1,365	2.3%
Water	12,408	47.8%	11,367	44.1%	1,041	9.2%
LPD	5,562	18.3%	6,319	19.1%	(757)	(12.0%)
Other	635	10.8%	794	10.7%	(159)	(20.0%)
Unallocated amounts	(8,251)	N/A	(6,467)	N/A	(1,784)	(27.6%)
Total Company	$71,895	17.7%	$72,189	18.8%	$(294)	(0.4%)

We recorded an  $8.2 million impairment charge related to internally-developed software not yet placed into service within Unallocated Amounts during the three months ended September 30, 2015 as a result of a strategic shift to refocus our development efforts within our information management business.  During the third quarter of 2014, we incurred $4.8 million in transition costs to implement an all-direct sales strategy in the U.S. within our CAG segment. Total Company operating income adjusted for the aforementioned impairment was approximately $80.1 million or 19.7% of revenue for the three months ended September 30, 2015, which represents an increase in operating income of approximately $3.1 million and 4.1%, as compared to the three months ended September 30, 2014, as adjusted for the aforementioned transition costs. Operating income adjusted for impairment charge and transition costs is a non-GAAP financial measure and should be considered in addition to, and not as a replacement for or as a superior measure to, operating income reported in accordance with U.S. GAAP. Management believes that reporting operating income excluding impairment charges and transition costs provides useful information to investors by facilitating easier comparisons of our operating income performance with prior and future periods and to the performance of our peers.

See the subsection below titled “Unallocated Amounts” for details regarding the impairment charge and the subsection above titled “Effects of Certain Factors on Results of Operations – Distributor Purchasing and Inventories” for details regarding the transitional costs related to moving to an all-direct sales strategy in the U.S. for VetLab consumables and rapid assay kits.

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2015	Revenue	September 30, 2014	Revenue	Change	Change

Sales and marketing	$64,421	18.7%	$60,681	19.1%	$3,740	6.2%
General and administrative	39,941	11.6%	34,749	11.0%	5,192	14.9%
Research and development	18,078	5.3%	17,817	5.6%	261	1.5%
Total operating expenses	$122,440	35.6%	$113,247	35.7%	$9,193	8.1%

The increase in sales and marketing expense was due primarily to increased personnel-related costs, resulting primarily from our transition to an all-direct sales strategy in the U.S. as well as increases in global commercial resources, partly offset by the absence of $4.8 million in non-recurring transition costs to implement this all-direct sales strategy and the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from higher personnel-related costs and credit card fees associated with our transition to an all-direct sales strategy in the U.S., partly offset by the favorable impact from changes in foreign currency exchange rates. Research and development expense for the three months ended September 30, 2015 was generally consistent with the same period of the prior year.

 Water. The following table presents Water operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2015	Revenue	September 30, 2014	Revenue	Change	Change

Sales and marketing	$2,935	11.3%	$2,896	11.2%	$39	1.3%
General and administrative	2,225	8.6%	2,336	9.1%	(111)	(4.8%)
Research and development	698	2.7%	742	2.9%	(44)	(5.9%)
Total operating expenses	$5,858	22.6%	$5,974	23.2%	$(116)	(1.9%)

Sales and marketing expense for the three months ended September 30, 2015 was generally consistent with the same period of the prior year as higher personnel-related costs and increased spending on promotional activities were offset by the favorable impact of changes in foreign currency exchange rates. The decrease in general and administrative expense was due primarily to the favorable impact of changes in foreign currency exchange rates. Research and development expense for the three months ended September 30, 2015 was generally consistent with the same period of the prior year.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2015	Revenue	September 30, 2014	Revenue	Change	Change

Sales and marketing	$5,283	17.4%	$6,435	19.5%	$(1,152)	(17.9%)
General and administrative	4,524	14.9%	4,689	14.2%	(165)	(3.5%)
Research and development	2,917	9.6%	3,140	9.5%	(223)	(7.1%)
Total operating expenses	$12,724	41.8%	$14,264	43.1%	$(1,540)	(10.8%)

The decrease in sales and marketing expense was due primarily to the favorable impact of changes in foreign currency exchange rates and leveraging our Latin America cost base across our other operating segments as we expand commercial operations in the region. The reduction in general and administrative expense resulted from the favorable impact from changes in foreign currency exchange rates and a reduction in amortization expense, partly offset by higher personnel-related costs. The decrease in research and development expense was due primarily to lower personnel-related costs and the favorable impact of changes in foreign currency exchange rates.

Other. Operating expenses for Other, which totaled $2.6 million for the three months ended September 30, 2015, decreased $0.6 million as compared to the same period of the prior year due primarily to a reduction in OPTI Medical spending for external product development costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $4.3 million to $8.8 million for the three months ended September 30, 2015, due primarily to the impairment of internal-use software, partly offset by a decrease in personnel-related costs related to cost control initiatives and the absence of certain foreign currency losses on monetary assets due to a strengthening of the U.S. dollar relative to the euro during the prior year period. We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

We recorded an impairment charge of $8.2 million relating to software in development during the three months ended September 30, 2015. This impairment charge is a result of a strategic shift within our information management business to focus our development efforts on our practice management system platforms, including our new cloud-based offering, and de-prioritize certain internal-use software development efforts that would enhance integration with third-party practice management systems and the collection of practice intelligence data. We discontinued work on these internal-use software projects during the third quarter, rendering the fair value of this uncompleted software to be zero and resulting in a full impairment of the capitalized costs.

Interest Income and Interest Expense

Interest income was $0.7 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively. The increase in interest income was due primarily to higher yields from our portfolio of marketable securities that we purchased during 2015.

Interest expense was $7.8 million for the three months ended September 30, 2015 as compared to $4.3 million for the same period of the prior year. The increase in interest expense was due primarily to approximately $450 million in senior notes that we issued and sold through private placements between July 2014 and June 2015, for which fixed interest rates range from 1.785% to 3.76%. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes. In addition, increased interest expense resulted from the impact of higher average borrowings outstanding on our unsecured revolving credit facility (“Credit Facility”).

Provision for Income Taxes

Our effective income tax rate was 31.8% and 23.5% for the three months ended September 30, 2015 and 2014, respectively. The increase in our effective rate, as compared to the same period of the prior year, was related to lower relative earnings subject to international tax rates that are lower than domestic tax rates, including the impact of foreign currency exchange rates, as well as a non-recurring benefit during the period ended September 30, 2014 related to the deferral of inter-company profits that were included in prior year tax provisions in error, which was not material to the period ended September 30, 2014 or prior interim or annual periods.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Nine	For the Nine			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2015	September 30, 2014	Change	Change	Currency	Acquisitions	Growth

CAG	$1,020,232	$938,166	$82,066	8.7%	(5.7%)	0.7%	13.7%
Water	72,706	71,655	1,051	1.5%	(5.7%)	-	7.2%
LPD	93,777	104,581	(10,804)	(10.3%)	(12.5%)	-	2.2%
Other	15,492	19,446	(3,954)	(20.3%)	(0.9%)	-	(19.4%)
Total	$1,202,207	$1,133,848	$68,359	6.0%	(6.3%)	0.6%	11.7%

U.S. and International Revenue. The following table provides further analysis of total company revenue by domestic and international markets:

	For the Nine	For the Nine			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2015	September 30, 2014	Change	Change	Currency	Acquisitions	Growth

United States	$741,726	$658,240	$83,486	12.7%	-	0.2%	12.5%
International	460,481	475,608	(15,127)	(3.2%)	(14.9%)	1.2%	10.5%
Total	$1,202,207	$1,133,848	$68,359	6.0%	(6.3%)	0.6%	11.7%

The increase in both U.S. and international organic revenues was driven by CAG Diagnostics recurring revenue. The increase in organic international revenues was driven primarily by volume growth in Europe, Asia-Pacific markets and Canada, and most significantly from Canada, the United Kingdom, China, Japan, Germany and the Netherlands. U.S. revenue benefitted from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. The impact of prior year changes in distributors’ inventory levels increased reported U.S. and international revenue growth by less than 1%.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Nine	For the Nine			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2015	September 30, 2014	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$869,413	$807,193	$62,220	7.7%	(5.8%)	0.5%	13.0%
VetLab consumables	298,093	264,410	33,683	12.7%	(7.1%)	-	19.8%
VetLab service and
accessories	41,223	40,036	1,187	3.0%	(6.3%)	-	9.3%
Rapid assay products	143,353	139,328	4,025	2.9%	(2.7%)	-	5.6%
Reference laboratory
diagnostic and
consulting services	386,744	363,419	23,325	6.4%	(6.2%)	1.2%	11.4%
CAG Diagnostics
capital - instruments	70,166	55,799	14,367	25.7%	(11.5%)	-	37.2%
Customer information
management and
digital imaging systems	80,653	75,174	5,479	7.3%	(0.8%)	3.3%	4.8%
Net CAG revenue	$1,020,232	$938,166	$82,066	8.7%	(5.7%)	0.7%	13.7%

The increase in CAG Diagnostics recurring revenue was due primarily to higher sales of our VetLab consumables and our reference laboratory diagnostic services resulting from both increased volumes and higher realized prices. CAG Diagnostics recurring revenue benefitted from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. Changes in distributors’ inventory levels increased reported CAG Diagnostics recurring revenue growth by less than 1%.

VetLab consumables revenue growth was due to both higher sales volumes and higher average unit sales prices. The increase in unit volumes resulted primarily from growth in testing from existing customers and an expanded menu of available tests, including the aforementioned T4 test. Additionally, VetLab consumables revenue benefited from higher average unit sales prices, resulting primarily from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. The impact of prior year changes in distributors’ inventory levels increased reported consumables revenue growth by less than 1%.

VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. VetLab service and accessories revenue also benefited from higher average unit sales prices, resulting primarily from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S.

The increase in rapid assay revenue was due primarily to higher average unit sales prices resulting from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S., partly offset the cumulative competitive impact on certain earlier generation rapid assay products in the U.S. The impact of prior year changes in distributors’ inventory levels increased reported revenue growth by 1%.

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

The increase in CAG Diagnostics capital instruments revenue was due primarily to placements of our Catalyst One analyzer, most notably in Europe and the Asia-Pacific region. Additionally, we benefitted from the recognition of previously deferred revenue associated with preorders for our Catalyst One analyzer during the twelve months ended December 31, 2014 and higher ProCyte Dx® placements in the U.S. These favorable factors were partly offset by lower average unit sales prices realized on our instrument placements.

The increase in customer information management and digital imaging systems revenue was due primarily to higher service revenue resulting from an increase in our active installed base of digital imaging and practice management systems, higher revenues from an increasing Pet Health Network® Pro subscriber base and higher revenues from other customer information management services. These favorable factors were partly offset by the unfavorable impact of increased digital radiography system placements under up-front customer loyalty programs for which the consideration and related revenue will be deferred and recognized over future periods.

Water. The increase in Water revenue was distributed across all major regions and resulted primarily from higher sales volumes of our Colilert® and Quanti-Tray products and accessories, placements of our Quanti-Tray Sealer PLUS, which we launched in June 2015, and increased sales of our Filta-Max® products.

Livestock, Poultry and Dairy. The decrease in LPD revenue resulted primarily from a reduction in livestock testing services in the Asia-Pacific region. This unfavorable factor was partly offset by increases in the Asia-Pacific region and Europe, including higher poultry, bovine, dairy and swine sales.

Other. The decrease in Other revenue was due primarily to lower sales volumes of our OPTI Medical blood gas analyzers, most prominently within China, the Asia-Pacific region and Latin America and decreased sales volumes of our pharmaceutical product line.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Nine		For the Nine
Gross Profit	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2015	Revenue	September 30, 2014	Revenue	Change	Change

CAG	$552,372	54.1%	$514,693	54.9%	$37,679	7.3%
Water	51,528	70.9%	47,379	66.1%	4,149	8.8%
LPD	56,775	60.5%	66,827	63.9%	(10,052)	(15.0%)
Other	8,191	52.9%	10,130	52.1%	(1,939)	(19.1%)
Unallocated amounts	3,709	N/A	(5,078)	N/A	8,787	173.0%
Total Company	$672,575	55.9%	$633,951	55.9%	$38,624	6.1%

Gross profit increased due to higher sales. Gross profit percentage for the nine months ended September 30, 2015 was flat compared to the same period of the prior year. In 2015, the gross profit percentage decreased due primarily to an unfavorable CAG product mix, resulting from higher relative instrument revenue and lower relative revenue from our rapid assay test kits. This unfavorable factor was entirely offset by lower production costs within Unallocated Amounts, higher CAG average unit sales prices, primarily resulting from distributor margin capture, net of related freight and distribution expenses relating to our transition within the U.S. to an all-direct sales strategy for our rapid assay test kits and VetLab consumables, and the positive net effect of currency. The lower production costs is due primarily to the recognition of previously capitalized favorable standard cost variances for our LPD, VetLab consumables and rapid assay test kits inventories, that are recorded within Unallocated Amounts. The positive net effect of currency resulted from higher relative hedging gains during the nine months ended September 30, 2015, as compared to the same period of the prior year, which more than offset the unfavorable impact from changes in foreign currency exchange rates.

Companion Animal Group. Gross profit for CAG increased due to higher sales, partly offset by a reduction in the gross profit percentage from 55% to 54%. The decrease in the gross profit percentage was due primarily to unfavorable product mix, resulting mainly from higher relative instrument revenue and lower relative revenue from our rapid assay test kits. This unfavorable factor was partly offset by higher average unit sales prices, primarily resulting from distributor margin capture, net of related freight and distribution expenses relating to our transition within the U.S. to an all-direct sales strategy for our rapid assay test kits and VetLab consumables, and the positive net effect of currency. The positive net effect of currency resulted from hedging gains during the nine months ended September 30, 2015, which more than offset the unfavorable impact from changes in foreign currency exchange rates.

Water. Gross profit for Water increased due primarily to an increase in the gross profit percentage from 66% to 71% and higher sales. The increase in the gross profit percentage resulted from the expiration of certain royalties on December 31, 2014 and the positive net effect of currency. The positive net effect of currency resulted from hedging gains during the nine months ended September 30, 2015, as compared to hedging losses for the same period of the prior year, which more than offset the unfavorable impact from changes in foreign currency exchange rates. These favorable factors were partly offset by a less favorable product mix, due primarily to higher relative instrument and accessories sales which yield lower relative margins.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to lower sales and a decrease in the gross profit percentage from 64% to 61%. The decrease in the gross profit percentage resulted from a one-time decrease in royalty expense which occurred during the first quarter of 2014, resulting from an executed agreement with a licensor of patents related to the sale of certain swine tests, and higher overall product costs due to a decrease in livestock and poultry production volumes relative to the same period of the prior year.  See “Unallocated Amounts” below for further discussion regarding the capitalization and subsequent recognition of these manufacturing variances.

Other. Gross profit for Other decreased due to lower sales, partly offset by an increase in the gross profit percentage from 52% to 53%. The increase in the gross profit percentage was due primarily to lower overall OPTI Medical product costs resulting from higher production volumes, partly offset by lower average unit sales prices on OPTI Medical consumables.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to a decrease in certain manufacturing costs.

The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net favorable impact to gross profit resulting from decreased manufacturing costs was due to the capitalization of favorable manufacturing variances, primarily related to LPD, VetLab consumables, and our rapid assay inventories, during the twelve months ended December 31, 2014. A portion of these favorable variances was recognized within Unallocated Amounts during the nine months ended September 30, 2015.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Nine		For the Nine
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2015	Revenue	September 30, 2014	Revenue	Change	Change

CAG	$370,527	36.3%	$333,589	35.6%	$36,938	11.1%
Water	17,707	24.4%	17,832	24.9%	(125)	(0.7%)
LPD	39,367	42.0%	41,442	39.6%	(2,075)	(5.0%)
Other	7,987	51.6%	8,996	46.3%	(1,009)	(11.2%)
Unallocated amounts	3,986	N/A	6,638	N/A	(2,652)	(40.0%)
Total Company	$439,574	36.6%	$408,497	36.0%	$31,077	7.6%

	For the Nine		For the Nine
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2015	Revenue	September 30, 2014	Revenue	Change	Change

CAG	$181,845	17.8%	$181,104	19.3%	$741	0.4%
Water	33,821	46.5%	29,547	41.2%	4,274	14.5%
LPD	17,408	18.6%	25,385	24.3%	(7,977)	(31.4%)
Other	204	1.3%	1,134	5.8%	(930)	(82.0%)
Unallocated amounts	(277)	N/A	(11,716)	N/A	11,439	97.6%
Total Company	$233,001	19.4%	$225,454	19.9%	$7,547	3.3%

We recorded an  $8.2 million impairment charge related to internally-developed software not yet placed into service within Unallocated Amounts during the nine months ended September 30, 2015 as a result of a strategic shift to refocus our development efforts within our information management business.  During the nine months ended September 30, 2014, we incurred $4.8 million in transition costs to implement an all-direct sales strategy in the U.S. within our CAG segment. Total Company operating income adjusted for the aforementioned impairment costs was approximately $241.2 million or 20.1% of revenue for the nine months ended September 30, 2015, which represents an increase in operating income of approximately $11.0 million and 4.8%, as compared to the nine months ended September 30, 2014, as adjusted for the aforementioned transition costs. Operating income adjusted for impairment charge and transition costs is a non-GAAP financial measure and should be considered in addition to, and not as a replacement for or as a superior measure to, operating income reported in accordance with U.S. GAAP. Management believes that reporting operating income excluding impairment charges and transition costs provides useful information to investors by facilitating easier comparisons of our operating income performance with prior and future periods and to the performance of our peers.

See the subsection below titled “Unallocated Amounts” for details regarding the impairment charge and the subsection above titled “Effects of Certain Factors on Results of Operations – Distributor Purchasing and Inventories” for details regarding the transition costs related to moving to an all-direct sales strategy in the U.S. for VetLab consumables and rapid assay kits.

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Nine		For the Nine
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2015	Revenue	September 30, 2014	Revenue	Change	Change

Sales and marketing	$196,636	19.3%	$177,302	18.9%	$19,334	10.9%
General and administrative	119,642	11.7%	103,800	11.1%	15,842	15.3%
Research and development	54,249	5.3%	52,487	5.6%	1,762	3.4%
Total operating expenses	$370,527	36.3%	$333,589	35.6%	$36,938	11.1%

The increase in sales and marketing expense was due primarily to increased personnel-related costs, resulting primarily from our transition to an all-direct sales strategy in the U.S. as well as increases in global commercial resources, partly offset by the favorable impact from changes in foreign currency exchange rates and the absence of $4.8 million in non-recurring transition costs to implement this all-direct sales strategy. The increase in general and administrative expense resulted primarily from higher personnel-related costs and credit card fees associated with our transition to an all-direct sales strategy in the U.S. partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in research and development expense resulted primarily from higher personnel-related costs, partly offset by lower external development costs.

 Water. The following table presents Water operating expenses by functional area:

	For the Nine		For the Nine
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2015	Revenue	September 30, 2014	Revenue	Change	Change

Sales and marketing	$8,920	12.3%	$8,572	12.0%	$348	4.1%
General and administrative	6,610	9.1%	6,942	9.7%	(332)	(4.8%)
Research and development	2,177	3.0%	2,318	3.2%	(141)	(6.1%)
Total operating expenses	$17,707	24.4%	$17,832	24.9%	$(125)	(0.7%)

The increase in sales and marketing expense was due primarily to higher personnel-related costs and increased spending on promotional activities, partly offset by the favorable impact of changes in foreign currency exchange rates. The decrease in both general and administrative expense and research and development expense was due primarily to the favorable impact from changes in foreign currency exchange rates.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Nine		For the Nine
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2015	Revenue	September 30, 2014	Revenue	Change	Change

Sales and marketing	$16,665	17.8%	$18,553	17.7%	$(1,888)	(10.2%)
General and administrative	13,926	14.9%	13,135	12.6%	791	6.0%
Research and development	8,776	9.4%	9,754	9.3%	(978)	(10.0%)
Total operating expenses	$39,367	42.0%	$41,442	39.6%	$(2,075)	(5.0%)

The decrease in sales and marketing was due primarily to the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted from higher personnel-related costs, partly offset by the favorable impact from changes in foreign currency exchange rates. The decrease in research and development expense was due primarily to the favorable impact of changes in foreign currency exchange rates and a decrease in personnel-related costs.

Other. Operating expenses for Other, which totaled $8.0 million for the nine months ended September 30, 2015, decreased $1.0 million, as compared to the same period of the prior year, due primarily to a reduction in OPTI Medical spending for external product development and the favorable impact of changes in foreign currency exchange rates, partly offset by higher personnel-related costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $2.7 million to $4.0 million for the nine months ended September 30, 2015, due primarily to a decrease in personnel-related costs related to cost control initiatives and the absence of certain foreign currency losses on monetary assets due to a strengthening of the U.S. dollar relative to the euro during the prior year period, partly offset by the impairment of internal-use software recorded during the third quarter of 2015. We estimate certain personnel-related costs and allocate the estimated expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Interest Income and Interest Expense

Interest income was $1.7 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.  The increase in interest income was due primarily to higher yields from our portfolio of marketable securities that we purchased during 2015.

Interest expense was $21.3 million for the nine months ended September 30, 2015 as compared to $10.0 million for the same period of the prior year. The increase in interest expense was due primarily to approximately $450 million in senior notes that we issued and sold through private placements between July 2014 and June 2015, for which fixed interest rates range from 1.785% to 3.76%. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes. In addition, increased interest expense resulted from the impact of higher average borrowings outstanding on our Credit Facility.

Provision for Income Taxes

Our effective income tax rate was 30.8% and 28.0% for the nine months ended September 30, 2015 and 2014, respectively. The increase in our effective rate, as compared to the same period of the prior year, was related to lower relative earnings subject to international tax rates that are lower than domestic tax rates, including the impact of foreign currency exchange rates,  as well as a non-recurring benefit during the period ended September 30, 2014 related to the deferral of inter-company profits that were included in prior year tax provisions in error, which was not material to the period ended September 30, 2014 or prior interim or annual periods.

▪	Recent Accounting Pronouncements

Recently issued accounting pronouncements did not have and are not expected to have a significant effect on our financial condition and results of operations.

Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available under our $700 million Credit Facility. In addition we issued $150 million of senior notes in February 2015 and €88.9 million (approximately $100 million) of euro-denominated senior notes in June 2015. During the nine months ended September 30, 2015, we purchased marketable debt securities using a portion of our cash balances. At September 30, 2015 and December 31, 2014, we had $349.5 million and $322.5 million, respectively, of cash, cash equivalents and marketable securities. Working capital, including our Credit Facility, totaled $8.6 million and negative $61.5 million, respectively, at September 30, 2015 and December 31, 2014. Additionally, at September 30, 2015, we had remaining borrowing availability of $156.5 million under our $700 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, our portfolio of short-duration marketable securities, funds generated from operations and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will also be sufficient for the foreseeable future to fund our business as currently conducted.

We consider the majority of the operating earnings of certain of our non-U.S. subsidiaries to be indefinitely invested outside the U.S. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of our non-U.S. subsidiaries. Changes to this position could have adverse tax consequences. We do not believe it is practicable to calculate the potential impact of repatriation, as there is a significant amount of uncertainty around the calculation, including the availability and amount of foreign tax credits and tax rates in effect at the time of repatriation. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.

Of our total cash, cash equivalents and marketable securities at September 30, 2015, approximately $348.5 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. We held marketable securities with original maturities of two years or less that had an average A+ credit rating as of September 30, 2015. Of the $208.4 million in marketable securities held as of September 30, 2015, approximately 82% of the fair value of our marketable securities consisted of corporate bonds, 9% consisted of agency bonds, with the remainder consisting of U.S. and Canadian government bonds, municipal bonds, commercial paper and certificates of deposit. Of the $141.2 million of cash and cash equivalents held as of September 30, 2015, 83% was held as bank deposits, 7% was invested in money market funds restricted to U.S. government and agency securities, 5% was invested in money market funds invested in highly liquid investment-grade fixed-income securities and 5% consisted of commercial paper with original maturities of less than ninety days. As of September 30, 2015, approximately 70% of the cash, cash equivalents and marketable securities held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014

Days sales outstanding(1)	43.8	43.7	41.6	40.6	39.2
Inventory turns(2)	1.5	1.5	1.6	1.7	1.8

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash (used) provided:

	For the Nine Months Ended September 30,
(dollars in thousands)	2015	2014	Dollar Change

Net cash provided by operating activities	$142,468	$208,543	$(66,075)
Net cash used by investing activities	(282,393)	(44,795)	(237,598)
Net cash used by financing activities	(36,394)	(145,777)	109,383
Net effect of changes in exchange rates on cash	(5,067)	(4,294)	(773)
Net (decrease) increase in cash and cash equivalents	$(181,386)	$13,677	$(195,063)

Operating Activities. Cash provided by operating activities was $142.5 million for the nine months ended September 30, 2015, as compared to $208.5 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $219.8 million for the nine months ended September 30, 2015, as compared to $207.9 million for the same period in 2014, resulting in incremental operating cash flows of $11.9 million driven primarily by the impact of higher net income, net of depreciation and amortization expense and an impairment of internally-developed software recorded during the nine months ended September 30, 2015. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $77.3 million and increased cash by $0.6 million for the nine months ended September 30, 2015 and 2014, respectively, resulting in an incremental decrease in cash of $77.9 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Nine Months Ended September 30,
(dollars in thousands)	2015	2014	Dollar Change

Accounts receivable	$(51,024)	$(8,464)	$(42,560)
Inventories	(27,238)	(12,638)	(14,600)
Other assets	41,041	(3,375)	44,416
Accounts payable	(2,841)	6,876	(9,717)
Accrued liabilities	(24,503)	16,216	(40,719)
Deferred revenue	(2,688)	11,566	(14,254)
Tax benefit from share-based compensation arrangements	(10,044)	(9,581)	(463)
Total	$(77,297)	$600	$(77,897)

The incremental cash used by accounts receivable during the nine months ended September 30, 2015 was due primarily to our transition to an all-direct strategy in the U.S., including the establishment of accounts receivable directly with our U.S. end-users that previously purchased from our U.S. distribution partners, which have taken a longer elapsed time to collect. Additionally, accounts receivable was impacted by increased revenues during the nine months ended September 30, 2015, relative to the same period in the prior year, including the margin capture associated with the aforementioned all-direct strategy. The incremental cash used by accrued liabilities was due primarily to cash used for personnel-related accruals, including higher relative payments related to employee incentive programs and commissions and as well as higher payments for other accruals due to increases in expenses during the nine months ended September 30, 2015, as compared to the same period of the prior year. The incremental cash used by inventory during the nine months ended September 30, 2015, as compared to the same period in the prior year, was driven by strong chemistry and hematology instrument demand, including the international launch of our Catalyst One, as well as for related VetLab consumables, and lower than expected demand for our OPTI Medical and digital imaging products. The cash used by deferred revenue during the nine months ended September 30, 2015 as compared to cash provided during the same period of the prior year was due primarily to sales under our Catalyst One introductory offer during 2014 for which we recognized the revenue during the nine months ended September 30, 2015 upon delivery of the Catalyst One instruments or customer election to keep the Catalyst Dx instruments. The increase in cash provided by other assets during the nine months ended September 30, 2015, as compared to the same period in the prior year, was due primarily to higher income taxes receivable resulting from the timing of the Tax Increase Prevention Act enactment late in the fourth quarter of 2014 and the recognition of deferred cost of Catalyst instruments during the nine months ended September 30, 2015 under the aforementioned Catalyst One introductory offer.

We have historically experienced proportionally lower net cash flows from operating activities during the first quarter and proportionally higher cash flows from operating activities for the remainder of the year and for the annual period driven primarily by payments related to annual employee incentive programs in the first quarter following the year for which the bonuses were earned and the seasonality of vector-borne disease testing, which has historically resulted in significant increases in accounts receivable balances during the first quarter of the year.

Investing Activities. Cash used by investing activities was $282.4 million for the nine months ended September 30, 2015 as compared to $44.8 million for the same period of the prior year. The increase in cash used by investing activities was due primarily to the purchase of marketable securities during the nine months ended September 30, 2015. To a lesser extent, incremental capital investments in our reference laboratory equipment and facilities during the nine months ended September 30, 2015 also contributed to the increase in cash used by investing activities.

Our total capital expenditure plan for 2015 is estimated to be approximately $100 million, which includes capital investments in manufacturing and reference laboratory equipment, investments in internal use software and information technology infrastructure and the renovation and expansion of our facilities and reference laboratories.

Financing Activities. Cash used by financing activities was $36.4 million for the nine months ended September 30, 2015 as compared to cash used of $145.8 million for the same period in 2014. The decrease in cash used by financing activities was due to a decrease in cash used to repurchase our common stock and the aggregate issuance of approximately $250 million of senior notes during the nine months ended September 30, 2015 as compared to $200 million of senior notes issued during the same period of the prior year, partly offset by net repayments under the Credit Facility during the nine months ended September 30, 2015, as compared to net borrowings during the nine months ended September 30, 2014.

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

Cash used to repurchase shares of our common stock decreased $159.9 million during the nine months ended September 30, 2015, as compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to September 30, 2015, we have repurchased 56.9 million shares. During the nine months ended September 30, 2015, we purchased 4.3 million shares for an aggregate cost of $313.1 million, as compared to purchases of 7.5 million shares for an aggregate cost of $469.0 million during 2014. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash used of $104.5 million during the nine months ended September 30, 2015, as compared to the same period of the prior year. At September 30, 2015, we had $542.5 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation not to exceed 3.5-to-1. At September 30, 2015, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

Since December 2013, we have issued and sold through private placements senior notes having an aggregate principal amount of approximately $600 million pursuant to certain note purchase agreements (collectively, the “Senior Note Agreements”). The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At September 30, 2015, we were in compliance with the covenants of the Senior Note Agreements. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes.

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30,  2015 are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 13 to the consolidated financial statements in our 2014 Annual Report, with the exception of approximately $250 million of long-term debt issued during the nine months ended September 30, 2015. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 10 to the consolidated financial statements in our 2014 Annual Report for additional information regarding our senior notes.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting IDEXX, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2014 Annual Report.

During the three and nine months ended September 30, 2015, we purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying condensed consolidated balance sheets included in this Quarterly Report on Form 10-Q. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates. As of September  30, 2015, we estimate that a 1% increase in market interest rates would decrease the fair value of our marketable securities portfolio by approximately $0.9 million.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors" in our 2014 Annual Report, which could materially affect our business, financial condition or future results. The following risk factors (“Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business” and “Increased Competition and Technological Advances by Our Competitors Could Negatively Affect Our Operating Results”) reflect material changes relative to similar discussion within our 2014 Annual Report. Additionally, we have added one risk factor (“Risks Associated with Fluctuations in the Market Values of our Investment Portfolio”) in response to our purchase of marketable securities during the nine months ended September 30, 2015. Except as described in this Item 1A., there have been no other material changes from the risk factors previously disclosed in the 2014 Annual Report. The risks described in this Quarterly Report on Form 10-Q and in our 2014 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

For both the three and nine months ended September 30, 2015, approximately 25% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 27% for both the three and nine months ended September 30, 2014. During the three and nine months ended September 30, 2015, as compared to the same periods of the prior year, changes in foreign currency exchange rates decreased our revenues by approximately $24.1 million and $71.0 million, respectively, due primarily to the strengthening of the rate of exchange for the U.S. dollar against all major non-U.S. currencies in which we conduct business. Additionally, our operating profit and diluted earnings per share for the three months ended September 30, 2015 were reduced by $4.8 million and $0.04 per share, respectively, which are net of offsetting gains of $5.0 million and $0.04 per share, respectively, from our foreign currency hedging activities. Our operating profit and diluted earnings per share for the nine months ended September 30, 2015 were reduced by $17.0 million and $0.13 per share, respectively, which are net of offsetting gains of $14.5 million and $0.11 per share, respectively, from our foreign currency hedging activities.

Our foreign currency hedging activities (see Note 18 — Hedging Instruments in the accompanying Notes to the Consolidated Financial Statements), which are designed to minimize and delay, but not to completely eliminate, the effects of foreign currency fluctuations, may not sufficiently offset the adverse financial effect of unfavorable movements in foreign exchange rates on our financial results over the limited time the hedges are in place. As we primarily use foreign currency exchange contracts with durations of less than 24 months and enter into contracts to hedge incremental portions of anticipated foreign currency transactions on a quarterly basis for the current and following year, the effectiveness of our foreign currency hedging activities to offset longer-term appreciation in the value of the U.S. dollar against non-U.S. currencies may be limited. Factors that could affect the effectiveness of our hedging activities include accuracy of sales and other forecasts, volatility of currency markets, and the cost and availability of hedging instruments. Since the hedging activities are designed to minimize volatility, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

At our current foreign exchange rate assumptions, we anticipate that this continued strengthening will have a material adverse effect on our operating results by decreasing our revenues, operating profit and diluted earnings per share for the twelve months ending December 31, 2015 by approximately $89.7 million, $22.1 million and $0.16 per share, respectively, net of anticipated offsetting gains from our foreign currency hedging activities of $20.5 million and $0.15 per share to operating profit and diluted earnings per share, respectively. The actual impact, however, of any continued strengthening of the U.S. dollar on our operating results may materially differ from our expectations described above.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1 to July 31, 2015	485,200		$64.93	485,200	8,846,994
August 1 to August 31, 2015	352,174		74.95	352,174	8,494,820
September 1 to September 30, 2015	377,347	(2)	74.77	375,405	8,119,415
Total	1,214,721		$70.89	1,212,779	8,119,415

(1)

As of September 30, 2015, our Board of Directors had approved the repurchase of up to 65 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program was subsequently increased on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010, October 12, 2011, May 7, 2013 and July 16, 2014. Effective June 15, 2015, an additional 8 million shares of our common stock was authorized for repurchase, increasing the total shares of common stock authorized to be repurchased by the Company from up to 57 million to 65 million shares. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended September 30, 2015, and no repurchase programs expired during the period. Repurchases of 1,212,779 shares were made during the three months ended September 30, 2015 in transactions made pursuant to our repurchase program.

(2)

During the three months ended September 30, 2015, we received 1,942 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

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

IDEXX LABORATORIES, INC.

By: /s/ Brian P. McKeon
Date: October 28, 2015	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.