Form 10-K
period 2015-12-31
IDEXX LABORATORIES INC /DE
filed 2016-02-17
CIK 874716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on the closing sale price on June 30, 2015 of the registrant’s Common Stock, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the NASDAQ Global Select Market, the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,849,454,087. For these purposes, the registrant considers its directors and executive officers to be its only affiliates.

The number of shares outstanding of the registrant’s Common Stock was 89,638,022 on February 5, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Specifically identified portions of the Company’s definitive Proxy Statement to be filed in connection with the Company’s 2016 annual meeting of stockholders (the “2016 Annual Meeting”), to be held on  May 4, 2016, are incorporated herein by reference.

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

Our name, logo and the following terms used in this Annual Report on Form 10-K are either registered trademarks or trademarks of IDEXX Laboratories, Inc. in the United States and/or other countries: 4Dx®, Animana® Veterinary Software, Catalyst Dx®, Catalyst One™, Coag Dx™,  Colilert®,  Colisure®,  Cornerstone®,  DVMAX®,  Enterolert®,  Feline Triple®,  Filta-Max®,  Filta-Max xpress®,  IDEXX I-Vision CR®,  IDEXX I-Vision DR®,  IDEXX I-Vision Mobile™,  IDEXX ImageBank™  , IDEXX Neo™, IDEXX-PACS™, IDEXX Petly™ Plans, IDEXX SDMA™,  IDEXX VetLab®,  IDEXX VPM™,  LaserCyte®, LaserCyte Dx™,  Navigator™, OPTI®, OPTI LION™,  PetChek®,  PetDetect®,  Pet Health Network®,  Practice Profile™,  ProCyte Dx®,  Pseudalert®,  Quanti-Tray®, SediVue Dx™, SimPlate®, SmartService™, SNAP®,  SNAPduo®,  SNAP Pro®, SNAP cPL™  , SNAP fPL™,  SNAPshot Dx®,  VetAutoread™,  VetConnect®, VetLab UA™,  VetLINK®,  VetLyte®,  VetStat®,  VetTest® and VetVault®.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2015 contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to future revenue growth rates, earnings and other measures of financial performance; the effect of economic downturns on our business performance; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events, are based on current estimates, projections, beliefs, and assumptions, and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties as more fully described under the heading “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K. Any forward-looking statements represent our estimates only as of the day this Annual Report on Form 10-K was first filed with the Securities and Exchange Commission (“SEC”) and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public and they are subject to the risks and uncertainties described or cross-referenced in this section. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

PART I

ITEM 1. BUSINESS

We are a Delaware corporation incorporated in 1983. We develop, manufacture and distribute products and provide services primarily for the companion animal veterinary, livestock and poultry, dairy and water testing markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our primary products and services are:

•	Point-of-care veterinary diagnostic products, comprising instruments, consumables and rapid assays;
•	Veterinary reference laboratory diagnostic and consulting services;
•	Practice management systems and services and diagnostic imaging systems used by veterinarians;
•	Biological materials testing, laboratory animal diagnostic instruments and services used by the biomedical research community;
•	Diagnostic, health-monitoring and food safety testing products for livestock, poultry and dairy;
•	Products that test water for certain microbiological contaminants;
•	Point-of-care electrolytes and blood gas analyzers used in the human point-of-care medical diagnostics market.

DESCRIPTION OF BUSINESS BY SEGMENT

We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as Livestock, Poultry and Dairy (“LPD”).  Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market (“OPTI Medical”) with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

The performance of our business is particularly subject to various risks that are associated with doing business internationally. For the year ended December 31, 2015, sales of products and services to customers outside the U.S. accounted for approximately 39% of our overall revenue. These foreign sales accounted for approximately 33%, 50% and 89% of revenue in our CAG, Water and LPD segments, respectively. See “Part 1, Item 1A. Risk Factors.” and Note 15 to the consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K for more information about our segments and revenue from customers outside of the U.S.

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

Integrated Diagnostic Information Management

VetConnect PLUS is a cloud-based technology that enables veterinarians to access and analyze patients’ data from all of IDEXX’s diagnostic modalities. These integrated diagnostic results provide the veterinarian with a visualization of patient-specific testing results, allowing the veterinarian to easily see and trend diagnostic results, enabling greater medical insight and enhanced decision making. In addition, VetConnect PLUS provides instant mobile or browser-based access to results, which can be printed or emailed to pet owners and other veterinarians. In this way, VetConnect PLUS can aid veterinarians and practice staff in engaging the pet owner in the patient’s care, which can support greater compliance with medical recommendations or preventive care protocols. VetConnect PLUS is currently available in North America, Australia, New Zealand, Japan, Israel and in numerous countries throughout Europe.

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

Blood and Urine Chemistry. We sell three chemistry analyzers, the Catalyst Dx Chemistry Analyzer, the Catalyst One Chemistry Analyzer and the VetTest Chemistry Analyzer, that are used by veterinarians to measure levels of certain enzymes and other substances in blood or urine for monitoring health status and assisting in diagnosing physiologic conditions. These three instruments use consumables manufactured for IDEXX by Ortho-Clinical Diagnostics, Inc. (“Ortho”) based on Ortho’s dry slide technology. In addition, the Catalyst Dx and the Catalyst One analyzers also use dry slide electrolyte consumables manufactured by OPTI Medical Systems, Inc. (“OPTI Medical Systems”), one of our wholly-owned subsidiaries, and other slides also manufactured by IDEXX. Blood tests commonly run on these analyzers include glucose, alkaline phosphatase, ALT (alanine aminotransferase), albumin, calcium, creatinine, blood urea nitrogen, total protein and many others. Tests are sold individually and in prepackaged panels. All three analyzers also run a urine test called urine protein:creatinine ratio, which assists in the detection of renal disease.

The Catalyst Dx and Catalyst One analyzers provide significantly improved throughput, ease of use and test menu relative to the VetTest analyzer (our original chemistry analyzer), including the ability to run electrolytes, phenobarbital, fructosamine and total thyroxine (“T4”). Key ease-of-use features include the ability to run a whole blood sample using an on-board centrifuge, the ability to run pre-packaged, multi-slide clips in addition to single chemistry slides and an automated metering system. These analyzers also enable automated dilutions, which is an ease-of-use feature both for certain blood chemistries and the test for urine protein:creatinine ratio. The Catalyst Dx analyzer allows a veterinarian to run multiple patient samples simultaneously and both the Catalyst Dx and Catalyst One run different sample types including whole blood, plasma, serum and urine. In addition, the Catalyst Dx and Catalyst One analyzers run a test to measure phenobarbital levels in blood, allowing veterinarians to adjust anticonvulsant medication more quickly and efficiently. Our fructosamine test helps veterinarians to diagnose and manage canine and feline diabetes mellitus, helping to assess insulin treatments and adjust insulin dosages. We launched our total T4  test globally for use on the Catalyst One analyzer during the first quarter of 2015 and for use on the Catalyst Dx analyzer early in the third quarter of 2015. T4 testing is essential to assessing and managing thyroid function and is an accepted standard for baseline testing for both sick pets and preventive care in senior pets.

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

We also have two other chemistry analyzers, the VetLyte Electrolyte Analyzer and the VetStat Electrolyte and Blood Gas Analyzer. The VetStat analyzer runs single-use disposable cassettes that are manufactured by our OPTI Medical Systems business.

Sales of consumables to customers who use our chemistry analyzers provide the majority of our instrument consumables revenues from our installed base of IDEXX VetLab equipment.

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

The ProCyte Dx analyzer, our premier hematology analyzer, provides significantly improved throughput and accuracy and more complete medical information relative to the LaserCyte, LaserCyte Dx and VetAutoread hematology analyzers. The ProCyte Dx analyzer provides up to 26 different blood parameters, including the ability to detect band neutrophils and nucleated red blood cells, for a more complete picture of a patient’s health. The ProCyte Dx is validated for ten companion animal species (canine, feline, equine, bovine, ferret, rabbit, gerbil, pig, guinea pig and mini pig) with research and development efforts focused on validating results for additional species.

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

Urinalysis.  Early in 2016, we plan to launch SediVue Dx in North America. SediVue Dx is the first and only in-clinic urine sediment analyzer, designed to provide automated real-time results in a fraction of the time of manual microscope analysis. SediVue Dx brings automation, speed and consistency to urinalysis, a traditionally laborious and variable process. Its leading-edge technology allows veterinary staff to perform a complete urinalysis in approximately 3 minutes. SediVue Dx uses proprietary image processing algorithms similar to facial recognition technology to identify clinically relevant particles found in urine and to capture high-contrast digital images that become part of the permanent patient record. The IDEXX VetLab UA Analyzer provides rapid, automated capture of semi-quantitative chemical urinalysis and is validated specifically for veterinary use.

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

The SNAP rapid assays are single-use, handheld test kits that can work without the use of instrumentation, although many kits may also be read and recorded automatically by the SNAPshot Dx Analyzer or activated and captured automatically by the SNAP Pro Mobile Device as discussed above. The principal SNAP rapid assay tests are as follows:

Single-Use Canine Tests:

•	SNAP 4Dx Plus, which tests for the six vector-borne diseases; Lyme disease, Ehrlichia canis, Ehrlichia ewingii, Anaplasma phagocytophilum and Anaplasma platys, and canine heartworm;
•	SNAP Heartworm RT, which tests for heartworm;
•	SNAP Parvo, which tests for parvovirus, a virus causing life-threatening damage to the immune system and intestinal tract;
•	SNAP cPL, which tests for canine pancreatitis;
•	SNAP Giardia, which is a fecal test for soluble Giardia antigens, a common cause of waterborne infection; and
•	SNAP Lepto, which tests for leptospirosis, a life-threatening bacterial infection spread through contact with water or soil that has been contaminated by the urine of infected animals.

Sales of canine vector-borne disease tests, including SNAP 4Dx Plus and SNAP Heartworm RT, are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practice.

Single-Use Feline Tests:

•	SNAP Feline Triple, which tests for feline immunodeficiency virus (“FIV”) (which is similar to the virus that leads to AIDS in humans), feline leukemia virus (“FeLV”) and feline heartworm;
•	SNAP FIV/FeLV Combo Test, which tests for FIV and FeLV;
•	SNAP fPL, which tests for feline pancreatitis;
•	SNAP Giardia, which is a fecal test for soluble Giardia antigens; and
•	SNAP Feline proBNP, which uses a cardiac biomarker (NT proBNP) to test for stretch and stress on the heart.

Outside Reference Laboratory Diagnostic and Consulting Services

We offer commercial reference laboratory diagnostic and consulting services to veterinarians worldwide, including customers in the U.S., Europe, Canada, Australia, Japan, New Zealand, South Africa and South Korea. We have large reference laboratories in Memphis, Tennessee and Leipzig, Germany that are strategically located near large logistics hubs of major air cargo carriers. Customers use our services by submitting samples by courier or overnight delivery to one of our facilities. Most test results have same-day or next-day turnaround times. Our reference laboratories offer a large selection of tests and diagnostic panels to detect a number of disease states and other conditions in animals, including all tests that can be run in-clinic at the veterinary practice with our instruments or rapid assays. This menu of tests also includes a number of specialized and proprietary tests that we have developed that allow practitioners to diagnose increasingly relevant diseases and conditions in dogs and cats, including parasites, heart disease, allergies, pancreatitis, diabetes and infectious diseases. Canine vector-borne disease testing volumes are greater in the first half of our fiscal year due to seasonality of disease testing in the veterinary practice.

In the third quarter of 2015, we launched IDEXX SDMA in North America, a new kidney test which detects the onset of canine and feline kidney disease months or years earlier than traditional methods. Upon its introduction, IDEXX SDMA was included in every chemistry panel submitted by our customers at no incremental charge. As of the first quarter of 2016, we have also launched IDEXX SDMA in all of major European countries and Australia. A full international launch of IDEXX SDMA is planned over the remainder of 2016.

In the second quarter of 2015, we launched Hookworm and Roundworm antigen tests to all fecal panels that already include the Whipworm antigen test. These new intestinal parasite panels detect the presence of intestinal worms left undiagnosed by current methods, finding them earlier in the infection cycle and therefore enabling earlier disease diagnosis and treatment intervention.

Additionally, we provide specialized veterinary consultation, telemedicine and advisory services, including radiology, cardiology, internal medicine and ultrasound consulting. These services enable veterinarians to obtain readings and interpretations of test results transmitted by telephone and over the internet.

As part of a previous business combination, we acquired the research and diagnostic laboratory (“RADIL”) business of the College of Veterinary Medicine from the University of Missouri. RADIL provides health monitoring and diagnostic testing services to bioresearch customers in North America, Europe and Asia.

Customer Information Management and Diagnostic Imaging Systems

Customer Information Management.  We develop, market and sell practice management systems, including hardware, software and services that run key functions of veterinary clinics, including managing patient electronic health records, scheduling (including for boarding and grooming), client communication, billing and inventory management. Our principal practice management systems are Cornerstone, DVMAX, Animana and Neo, which we launched in North America during the third quarter of 2015.  IDEXX Neo and IDEXX Animana are cloud-based practice management systems available in North America, Europe and Australia, respectively. We also support several other practice management systems installed with our customers, including Better Choice, VPM, VetLINK and BeeFree. Our practice management services include Payment Solutions, Data Backup & Recovery, Cornerstone Coach, Practice Profile and PetDetect boarding collars.

In addition, we offer client communication and preventive care plan management services designed to strengthen the relationship between the veterinarian and the pet owner. We commercially launched Pet Health Network Pro in March 2013, which is a subscription-based service that permits veterinarians to provide online communication and education to pet owners before, during and after each patient visit, thus strengthening the loyalty between a practice and its clients. Further, veterinarians can share VetConnect PLUS testing results directly with pet owners via Pet Health Network Pro. We also offer Pet Health Network 3D, an educational subscription-based service that replaces cumbersome plastic anatomy models with engaging, three-dimension anatomical animations on a desktop or mobile device. Using this service in the exam room improves client communication and facilitates adherence to veterinarian recommendations. In September 2014, we acquired Petly Plans, a cloud-based software solution for veterinary practices to customize, manage and monitor a range of monthly payment preventive care plans for their pet owner clients. Petly Plans complements the Pet Health Network suite of client marketing services by making it easier for practices to increase access to the best care and offer plans that spread the cost of that care, including examinations, vaccines and diagnostics, over the course of the year. Certain of our services are compatible with non-IDEXX practice management systems.

Diagnostic Imaging Systems. Our diagnostic imaging systems capture radiographic images in digital form, replacing traditional x-ray film and the film development process, which generally requires the use of hazardous chemicals and darkrooms. We market and sell three diagnostic imaging systems, our IDEXX EliteVision Digital Imaging System, and the IDEXX I-Vision CR and the IDEXX I-Vision DR systems for small animal veterinary applications. The IDEXX EliteVision Digital Imaging System is a wireless system which uses advanced plate technology to capture clear, high-quality images in a short capture time. The IDEXX EliteVision Digital Imaging system is a portable unit promoted for use in ambulatory veterinary practices, such as equine practices.

Our diagnostic imaging systems employ picture archiving and communication system (“PACS”) software, IDEXX-PACS, that allows for the viewing, manipulation, management, storage and retrieval of the digital images generated by the digital capture plate. This software also permits images from our diagnostic imaging systems to be integrated into patients’ medical records in the Cornerstone system, as well as transferred to other practice management systems.

During the third quarter of 2015, we launched IDEXX Web PACS, our cloud-based software solution for accessing, storing and sharing diagnostic images. IDEXX Web PACS is a software-as-a-service  (“SaaS”) offering, which is integrated with IDEXX VetConnect PLUS to provide centralized access to diagnostic imaging results alongside patient diagnostic results from any internet connected device.  IDEXX Web PACS updates automatically and offers secure storage for an unlimited number of diagnostic images. The new software features advanced radiology measurement tools as well as an interactive collaboration feature that allows veterinarians to collaborate and consult remotely with other practitioners.

IDEXX I-Vision Mobile is a software application that allows veterinarians with the I-Vision DR and IDEXX I-Vision CR systems, as well as our legacy diagnostic imaging systems, to request, view and send images using an iPad®  or an Android™ mobile tablet. This application integrates with our IDEXX-PACS software.

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

Our Quanti-Tray products, when used in conjunction with our Colilert, Colilert-18, Colisure, Enterolert, Pseudalert or Heterotrophic Plate Count (HPC) products, provide users quantitative measurements of microbial contamination rather than a presence/absence indication. In the second quarter of 2015, we launched the Quanti-Tray Sealer PLUS, a next generation instrument of the previously available Quanti-Tray Sealer 2X.  These instruments are used with the Quanti-Tray products for the determination of bacterial density in water samples. Our SimPlate for HPC product detects the total number of the most common bacteria in a water sample.

We also sell consumables, parts and accessories to be used with many of our water testing products.

LIVESTOCK, POULTRY and dairy

We sell diagnostic tests, services and related instrumentation that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk and food. Our livestock and poultry diagnostic products are purchased by government and private laboratories that provide testing services to livestock veterinarians, producers and processors. Our livestock testing services are offered to livestock veterinarians and producers. Our principal livestock and poultry diagnostic products include tests for Bovine Viral Diarrhea Virus (“BVDV”) and Porcine Reproductive and Respiratory Syndrome (“PRRS”). BVDV is a common and contagious viral infection that suppresses the immune system, making the animal susceptible to a host of other infections, impacting beef and dairy production yields as a result. PRRS is a contagious virus causing reproductive problems and respiratory diseases in swine, leading to increased piglet mortality, reduced growth and vulnerability to secondary infections. We also provide tests for detecting pregnancy in bovine, which provides a means to optimize reproductive efficiency.

Our principal dairy products use our SNAP test format and are used by dairy producers and processors worldwide to detect antibiotic drug residue in milk. Our primary product lines are SNAP Beta-Lactam ST and SNAPduo Beta-Tetra ST, which detect certain beta lactam and tetracycline antibiotic residues. We also sell SNAP tests for the detection of certain other contaminants in milk, such as Aflatoxin M1.

In the third quarter of 2013, we acquired a Brazilian distributor of certain of our Livestock and Dairy products. As part of this acquisition, we acquired the right to distribute food safety products that monitor microbial contamination and drug residues for livestock producers, meat exporters and pharmaceutical companies.

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

In addition, OPTI Medical Systems manufactures our VetStat analyzer, an instrument and consumable system that is a member of the IDEXX VetLab suite for the veterinary market, and provides the dry slides for electrolyte testing on the Catalyst analyzers for our CAG segment.

Other Activities

Previously, we restructured the remaining pharmaceutical division and realigned two of our pharmaceutical product lines to the Rapid Assay line of business, which is part of CAG, and realigned the remainder of the products, comprised of one product line and two out-licensing arrangements, to the Other segment. We retained certain drug delivery technologies that we continue to seek to commercialize through agreements with third parties, such as pharmaceutical companies, that are also included in the Other segment.

MARKETING AND DISTRIBUTION

We market, sell and service our products worldwide through our marketing, customer service, sales and technical service groups, as well as through independent distributors and other resellers. We maintain sales offices outside the U.S. in all major regions, including Africa, Asia Pacific, Canada, Europe and Latin America.

Generally, we select the appropriate distribution channel for our products based on the type of product, technical service requirements, number and concentration of customers, regulatory requirements and other factors. Effective January 1, 2015, we market our companion animal diagnostic products to veterinarians directly in the U.S. Prior to January 1, 2015, we marketed our companion animal diagnostic products to veterinarians both directly and through independent veterinary distributors in the U.S., with most instruments sold directly by IDEXX sales personnel and rapid assay test kits and instrument consumables supplied primarily by distributors. Outside the U.S., we sell our companion animal diagnostic products through our direct sales force and, in certain countries, through distributors and other resellers. We sell our veterinary reference laboratory diagnostic and consulting services worldwide generally through our direct sales force. We market our diagnostic imaging products primarily through our direct sales force in the U.S. and Canada.  We market our software products primarily through our direct sales force in the U.S., Canada, Europe and Australia. We market our Water and LPD products primarily through our direct sales force in the U.S. and Canada. Outside the U.S. and Canada, we market these products through selected independent distributors and, in certain countries, through our direct sales force. We sell our OPTI electrolyte and blood gas analyzers both directly and through independent human medical product distributors in the U.S. and we sell most of the related consumables through the distribution channel. Outside the U.S., we sell our OPTI products primarily through distributors and other resellers.

RESEARCH AND DEVELOPMENT

Our business includes the development and introduction of new products and services and may involve entry into new business areas. We maintain active research and development programs in each of our business areas. Our research and development expenses, which consist of salaries, employee benefits, materials and external consulting and development costs, were $99.7 million, $98.3 million and $88.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, or 6.2%, 6.6% and 6.4% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

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

•	An exclusive license from Cornell University to patents covering methods for detecting BVDV that expire beginning in 2017;
•	Patents relating to reagents and methods for the detection of Anaplasma phagocytophilum utilized in certain of our SNAP products that expire beginning in 2017;
•	Patents relating to reagents and methods for the detection of Ehrlichia canis utilized in certain of our SNAP products that expire beginning in 2019;
•	A patent concerning LaserCyte consumables that expires in 2020;
•	Patents concerning Catalyst consumables that expire beginning in 2023;
•	Patents concerning Catalyst instruments that expire in 2026;
•	Patents relating to reagents and methods for the detection of canine pancreatic lipase that expire in 2026; and
•	Patents relating to reagents and methods for the detection of IDEXX SDMA that expire beginning in 2029.

While we consider these proprietary technology rights to be important to the Company, a range of factors help to mitigate the future effects of patent and license expiration on our results of operations and financial position. These factors include our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; our significant know-how, scale and investments related to manufacturing processes of associated product offerings and certain supply arrangements for consumables that are compatible with our instruments. Although the Company has several patents and licenses of patents and technologies from third parties that expired during 2015 and are expected to expire during 2016 and 2017, the expiration of these patents, individually or in the aggregate, is not expected to have a material effect on the Company’s financial position or future operations. In addition, we already face notable competition in certain areas as other companies have been successful in bringing competitive products to market, despite the protections afforded by these proprietary technology rights.

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

Instruments and consumables. Significant products supplied by sole and single source providers include Catalyst Dx and Catalyst One consumables (other than electrolyte consumables and the fructosamine and T4 slides), VetLyte consumables, LaserCyte and LaserCyte Dx consumables, VetTest, VetAutoread and ProCyte Dx analyzers and consumables, SediVue Dx urinalysis instrument and components of our SNAP Pro Mobile Device.

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

Other components. We purchase certain other products, raw materials and components from sole and single source suppliers. These products include certain diagnostic imaging systems and certain components used in our SNAP rapid assay and dairy devices, livestock and poultry testing kits and water testing products.

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

Competitive factors in our different business areas are detailed below:

•

Companion animal diagnostic offerings. We compete primarily on the basis of ease of use and speed of our products, diagnostic accuracy, product quality, breadth of our product line and services, technology, information management capability, availability of medical consultation, effectiveness of our sales and distribution channels, quality of our technical and customer service and our pricing relative to the value of our products and services in comparison with competitive products and services. Our major competitors in most geographic locations in North America are Antech Diagnostics, a unit of VCA Inc., Abaxis, Inc., Heska Corporation and Zoetis Inc. In 2015, following our transition to an all-direct sales and distribution model in the U.S., certain of our competitors began to sell products through our formerly exclusive U.S. distributors. See “Part II Item 7. Results of Operations and Trends” for more information.  We also compete in international markets with Fujifilm Holdings Corporation, Arkray, Inc. and BioNote, Inc.

•

Water, livestock, poultry and dairy testing products. We compete primarily on the basis of the ease of use, speed, accuracy, product quality and other performance characteristics of our products and services (including unique tests), the breadth of our product line and services, the effectiveness of our sales and distribution channels, the quality of our technical and customer service, our ability to receive regulatory approvals from governing agencies and our pricing relative to the value of our products in comparison with competitive products and services. Our competitors include highly focused smaller companies and multi-billion dollar companies with small livestock and poultry diagnostics and water testing solution franchises.

•

Customer information management and diagnostic imaging systems. We compete primarily on the basis of functionality, connectivity to equipment and other systems, performance characteristics, effectiveness of our implementation, training process and customer service, information handling capabilities, advances in technologies and our pricing relative to the value of our products and services. We sell these products primarily in North America where our largest competitor is Henry Schein.

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

In addition to the foregoing, our business is generally subject to various U.S. and foreign regulatory authorities, including the U.S. Federal Trade Commission (the “FTC”) and other anti-competition authorities, and we are also subject to anti-bribery and anti-corruption laws, such as the Foreign Corrupt Practices Act, and import and export laws and regulations, including U.S. import and export control and sanctions laws. Any acquisitions of new products and technologies may subject us to additional areas of government regulation. These may involve food safety, medical device, water-quality and other regulations of the FDA, the EPA, the USDA, the FTC and other federal agencies, as well as state, local and foreign governments. See “Part I, Item 1A. Risk Factors.”

EMPLOYEES

As of February 5, 2016, we had approximately 6,800 employees.

AVAILABLE INFORMATION

Our principal executive offices are located at One IDEXX Drive, Westbrook, Maine 04092, our telephone number is 207-556-0300, and our internet address is www.idexx.com. References to our website in this Annual Report on Form 10-K are inactive textual references only and the content of our website should not be deemed incorporated by reference for any purpose.

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

In addition, we currently purchase many products and materials from sole or single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include the majority of our Catalyst Dx and Catalyst One consumables; VetLyte electrolyte consumables, ProCyte Dx hematology, IDEXX VetAutoread hematology, VetTest chemistry analyzers and related consumables and accessories; SediVue Dx urine sediment analyzer; image capture plates used in our diagnostic imaging systems; and certain components and raw materials used in our SNAP rapid assay kits and SNAP Pro Mobile Device, Catalyst One, LaserCyte and LaserCyte Dx hematology analyzers, livestock and poultry diagnostic tests, dairy testing products, and water testing products. To mitigate risks associated with sole and single source suppliers, we seek when possible to enter into long-term contracts that provide for an uninterrupted supply of products at predictable prices. However, some suppliers decline to enter into long-term contracts and we are required to purchase products on a purchase order basis. There can be no assurance that suppliers with which we do not have contracts will continue to supply our requirements for products, that suppliers with which we do have contracts will always fulfill their obligations under these contracts, or that any of our suppliers will not experience disruptions in their ability to supply our requirements for products. In cases where we purchase sole and single source products or components under purchase orders, we are more susceptible to unanticipated cost increases or changes in other terms of supply. In addition, under some contracts with suppliers we have minimum purchase obligations, and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts or require us to compensate the supplier. If we are unable to obtain adequate quantities of products in the future from sole and single source suppliers, we may be unable to supply the market, which could have a material adverse effect on our results of operations.

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

We are also subject to a variety of federal, state, local and international laws and regulations that govern, among other things, the importation and exportation of products and our business practices in the U.S. and abroad, such as anti-corruption and anti-competition laws. These legal and regulatory requirements differ among jurisdictions around the world and are rapidly changing and increasingly complex. The costs associated with compliance with these legal and regulatory requirements are significant and likely to increase in the future. In addition, any failure to comply with these legal and regulatory requirements could result in fines, penalties and sanctions; suspensions or discontinuations of our ability to manufacture, market, import, export or sell our products; and damage to our reputation.

Consolidation in Our Customer Base, Including Through Increased Corporate Hospital Ownership, and Prevalence of Buying Consortiums Could Negatively Affect Our Business

Veterinarians are our primary customers for our CAG products and services, and the U.S. veterinary industry has been consolidating in recent years. The number of owners of veterinary hospitals has been declining, and an increasing percentage of veterinary hospitals in the U.S. are owned by corporations that are in the business of acquiring veterinary hospitals and/or opening new veterinary hospitals nationally or regionally. Major corporate hospital owners in the U.S. include Mars Petcare (owner of Banfield Pet Hospitals and Blue Pearl Veterinary Partners), National Veterinary Associates and VCA Antech, Inc. A similar trend exists in other countries, such as in the U.K. and Nordic countries and may in the future also develop in other international markets. Furthermore, an increasing percentage of individually-owned veterinary hospitals in the U.S. are participating in buying consortiums. Corporate owners of veterinary hospitals and buying consortiums often seek to improve profitability by leveraging the buying power they derive from their scale to obtain favorable pricing from suppliers, which could have a negative impact on our results of operations. While we have strong supplier relationships with several corporate hospital groups and buying consortiums, decisions by larger corporate owners and buying consortiums to shift their purchasing of products and services away from us and to a competitor would have a negative impact on our results of operations. In addition, certain corporate owners, most notably VCA Antech, Inc., our primary competitor in the U.S. and Canadian markets for veterinary reference laboratory diagnostic services, also operate reference laboratories that serve both their hospitals and unaffiliated hospitals. Any hospitals acquired by these companies generally shift all or a large portion of their testing to the reference laboratories operated by these companies. Furthermore, because these companies compete with us in the reference laboratory services marketplace, hospitals acquired by these companies or those that establish other affiliations with these companies may cease to be customers or potential customers of our other companion animal products and services, which would cause our sales of these products and services to decline.

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

Changes in Testing Patterns Could Negatively Affect Our Operating Results

The market for our companion animal, livestock and poultry diagnostic tests and our dairy and water testing products could be negatively impacted by a number of factors impacting testing practices. The introduction or broad market acceptance of vaccines or preventatives for the diseases and conditions for which we sell diagnostic tests and services could result in a decline in testing. Changes in accepted medical protocols regarding the diagnosis of certain diseases and conditions could have a similar effect. Eradication or substantial declines in the prevalence of certain diseases also could lead to a decline in diagnostic testing for such diseases. Our livestock and poultry products business in particular is subject to fluctuations resulting from changes in disease prevalence. For example, the demand for our bovine spongiform encephalopathy (“BSE”) testing products has been negatively impacted as a result of regulatory changes in the European Union, including the European Union’s Standing Committee on the Food Chain and Animal Health agreement to allow European Union member states the option to eliminate BSE testing of healthy cattle at slaughter. In addition, changes in government regulations or in the availability of government funds available for monitoring programs could negatively affect sales of our products that are driven by compliance testing, such as our livestock and poultry, dairy and water products. Declines in testing for any of the reasons described, along with lost opportunities associated with a reduction in veterinary visits, could have an adverse effect on our results of operations.

Our Operations and Reputation May Be Impaired if We, Our Products or Our Services Do Not Comply with Evolving Laws and Regulations Regarding Data Privacy and Protection

We offer products and services that collect and use data provided by client practices and individuals, including practice management systems for veterinary practices (e.g., Cornerstone and Neo), online client communication tools and services (e.g., Pet Health Network Pro), and cloud-based technology through VetConnect PLUS that enables veterinarians to access and analyze patients’ diagnostic data from IDEXX in-clinic analyzers, our Rapid Assays and Reference Laboratories in one place. Some of these products and services rely on third-party providers for cloud storage. We also engage in e-commerce through various IDEXX websites and collect contact and other personally identifiable information from our customers and visitors to our websites.

 Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of personally identifiable information, including data that we receive from our employees, customers, vendors and visitors to our websites and data collected by our customers and others when using our products and services. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, and among us, our subsidiaries and other parties with which we have commercial relations. Several jurisdictions have passed laws in this area, and other jurisdictions are considering imposing additional restrictions, including requiring local storage and processing of data. These laws and regulations continue to develop, are subject to differing interpretations and may be inconsistent from jurisdiction to jurisdiction.

 For example, on October 6, 2015, the Court of Justice of the European Union decided that the EU-U.S. Safe Harbor framework that had been in place since 2000, which allowed transfers of personal data to the U.S. in compliance with applicable EU data protection laws, was invalid.  On February 2, 2016, U.S. and European Commission officials announced they had agreed upon a framework for a new data sharing agreement, called the EU-U.S. Privacy Shield, to replace the EU-U.S. Safe Harbor framework.  We are evaluating the potential impact of these changes to our business and practices and determining which of the multiple legal mechanisms available we will utilize to lawfully transfer personal data to the U.S. in compliance with EU data protection laws.

 The costs associated with compliance with these evolving legal and regulatory requirements are significant and likely to increase in the future and as a result may cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business. In addition, we have and post on our website our own privacy policy concerning the collection, use and disclosure of user data. Any failure, or perceived failure, by us or our products and services to protect employee or customer data (including as a result of a breach by or of a third-party provider) or to comply with any privacy-related laws, government regulations or directives or industry self-regulatory principles or our posted privacy policies could result in damage to our reputation or proceedings or actions against us by governmental entities or otherwise, which could have an adverse effect on our business.

Strengthening of the Rate of Exchange for the U.S. Dollar Has a Negative Effect on Our Business

We are a global business, with 39% of our revenue during the year ended December 31, 2015 attributable to sales of products and services to customers outside of the U.S. Any strengthening of the rate of exchange for the U.S. dollar against foreign currencies, and in particular the euro, British pound, Canadian dollar, Chinese renminbi,  Japanese yen, Australian dollar and Brazilian real, adversely affects our results, as it reduces the dollar value of sales and profits that are made in those currencies. The strengthening of the U.S. dollar has a greater adverse effect on the profits from products manufactured or sourced in U.S. dollars that are exported to international markets and a lesser effect on profits from foreign sourced products and services due to a natural hedge from international expenses denominated in the corresponding foreign currencies. For the year ended December 31, 2015, approximately 25% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 28% and 26% for the years ended December 31, 2014 and 2013, respectively. A strengthening U.S. dollar could also negatively impact the ability of customers outside the U.S. to pay for purchases denominated in U.S. dollars as well as affect our overall competitiveness in international markets. The accumulated impacts from any continued, longer-term growth in the value of the U.S. dollar against foreign currencies may have a material adverse effect on our operating results.

Our foreign currency hedging activities (see Note 17 — Hedging Instruments in the accompanying Notes to the Consolidated Financial Statements), which are designed to minimize and delay, but not to eliminate, the effects of foreign currency fluctuations, may not sufficiently offset the adverse financial effect of unfavorable movements in foreign exchange rates on our financial results over the limited time the hedges are in place. We primarily hedge intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Swiss franc. Other foreign currency exposures related to foreign sourced services and emerging markets may not be practical to hedge. In certain cases, these exposures are not offset by foreign currency denominated costs. As we primarily use foreign currency exchange contracts with durations of less than 24 months and enter into contracts to hedge incremental portions of anticipated foreign currency transactions on a quarterly basis for the current and following year, the effectiveness of our foreign currency hedging activities to offset longer-term appreciation in the value of the U.S. dollar against non-U.S. currencies may be limited. Factors that could affect the effectiveness of our hedging activities include accuracy of sales and other forecasts, volatility of currency markets, and the cost and availability of hedging instruments. Since the hedging activities are designed to minimize volatility, they not only temporarily reduce the negative impact of a stronger U.S. dollar, but they also temporarily reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by a strengthening value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

During the year ended December 31, 2015, as compared to the prior year, changes in foreign currency exchange rates decreased our revenues by approximately $89.7 million, due primarily to the strengthening of the rate of exchange for the U.S. dollar against all major foreign currencies in which we conduct business. Additionally, our operating profit and diluted earnings per share for the year ended December 31, 2015 were reduced by $21.2 million and $0.16 per share, respectively, which are net of offsetting gains of $20.9 million and $0.16 per share, respectively, from our foreign currency hedging activities.

At our current foreign exchange rate assumptions, we anticipate that the effect of a stronger U.S. Dollar will have a material adverse effect on our operating results by decreasing our revenues, operating profit and diluted earnings per share in the year ending December 31, 2016 by approximately $40 million, $31 million, and $0.26 per share, respectively. This unfavorable impact is net of offsetting foreign currency hedging gains, which are expected to increase total company operating profit by $8 million and diluted earnings per share by $0.06 in the year ending December 31, 2016. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimate assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.07, the British pound at $1.41, the Canadian dollar at $0.68, the Australian dollar at $0.68 and the Japanese yen at ¥118 to the U.S. dollar for the full year of 2016.

A Weak Worldwide Economy Could Result in Reduced Demand for Our Products and Services or Increased Customer Credit Risk

A substantial percentage of our sales are made worldwide to the companion animal veterinary market. Demand for our companion animal diagnostic products and services is driven in part by the number of patient visits to veterinary hospitals and the practices of veterinarians with respect to the recommendations for diagnostic testing, as well as pet owner compliance with these recommendations. Economic weakness in our significant markets could cause pet owners to forgo or defer visits to veterinary hospitals or affect their willingness to approve certain diagnostic tests, comply with a treatment plan or, even more fundamentally, continue to own a pet. In addition, concerns about the financial resources of pet owners could cause veterinarians to be less likely to recommend certain diagnostic tests, and concerns about the economy may cause veterinarians to defer purchasing capital items such as our instruments and systems. These conditions, if they continue, could result in a decrease in sales or decrease in sales growth, of diagnostic products and services, which could have an adverse effect on our results of operations.

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

Risks Associated with Doing Business Internationally Could Negatively Affect Our Operating Results

For the year ended December 31, 2015, approximately 39% of our revenue was attributable to sales of products and services to customers outside the U.S., compared to 43% and 42% for the years ended December 31, 2014 and 2013, respectively. Although we intend to continue to expand our international operations and business, we may not be able to successfully promote, market, import, export, sell or distribute our products and services outside the U.S. Various risks associated with foreign operations may impact our international sales, including disruptions in transportation of our products, the differing product and service needs of foreign customers, difficulties in building and managing foreign operations; import/export restrictions, duties and licensing requirements, natural disasters, unexpected regulatory and economic or political changes in foreign markets, security concerns and local business and cultural factors that differ from our normal standards and practices, including business practices prohibited by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations.

Further, prices that we charge to foreign customers may be different than the prices we charge for the same products in the U.S. due to competitive, market or other factors, or changes in foreign currency exchange rates. In addition, foreign government regulations may restrict our ability to repatriate funds currently held in foreign jurisdictions, and any repatriation of such funds to the U.S. may result in higher effective tax rates for us. Our results of operations are also susceptible to changes in foreign currency exchange rates. As a result, the mix of domestic and international sales in a particular period could have an adverse impact on our results of operations for that period.

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

We manufacture many of our significant companion animal products, including our rapid assay devices and certain instruments, many of our water testing products and certain of our livestock, poultry and dairy testing products, at a single facility in Westbrook, Maine. Certain of our companion animal products, as well as our human point-of-care products, are manufactured in Roswell, Georgia. We also manufacture certain of our livestock and poultry testing products in Bern, Switzerland and Montpellier, France. In addition, we maintain major distribution facilities in North America and in the Netherlands and major reference laboratories in Memphis, Tennessee; Leipzig, Germany; Ludwigsburg, Germany; Sacramento, California; Elmhurst, Illinois; North Grafton, Massachusetts; East Brisbane, Australia; Markham, Ontario; Wetherby, U.K.; and Tokyo, Japan. Interruption of operations at any of these facilities could have an adverse effect on our results of operations.

We rely on several information systems throughout our company to keep financial records, analyze results of operations, process customer orders, manage inventory, process shipments to customers and operate other critical functions. Although we employ system backup measures, our current disaster recovery plan may be ineffective or inadequate to address all eventualities. Further, our information systems may be vulnerable to attacks by hackers and other security breaches, including computer viruses. We process credit card payments electronically over secure networks. Any such attack or breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If we were to experience a system disruption, attack or security breach that impacts any of our critical functions, it could result in the loss of sales and customers, financial misstatement and significant incremental costs, which could adversely affect our business. Furthermore, any access to, public disclosure of, or other loss of information as a result of an attack or security breach could result in governmental actions or private claims or proceedings, which could damage our reputation, cause a loss of confidence in our products and services, and adversely affect our business.

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

If Our Quarterly or Annual Results of Operations Fluctuate, This Fluctuation May Cause Our Stock Price to Decline

Our prior operating results have fluctuated due to a number of factors, including seasonality of certain product lines; changes in our accounting estimates; the impact of acquisitions; timing of distributor purchases, product launches, operating expenditures, customer marketing and incentive programs, changes in foreign currency exchange rates, timing of regulatory approvals and licenses, litigation and claim-related expenditures; increase in the number and type of competitors; changes in competitors’ product offerings; changes in our sales and distribution model; changes in the economy affecting consumer spending; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors, many of which are beyond our control. If our operating results or projections of future operating results do not meet the expectations of market analysts or investors in future periods, our stock price may fall.

Future Operating Results Could Be Negatively Affected by Changes in Tax Rates, the Adoption of New U.S. or International Tax Legislation or Exposure to Additional Tax Liabilities

We are subject to local, state, regional and federal tax laws in the U.S. and many other international jurisdictions.  Due to economic and political conditions, the various tax rates applied to the earnings of our activities are subject to significant change.  Our future tax expense could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities or changes in tax laws or their interpretation.  Also, we have received tax rulings from various governments that have jurisdictional authority over our operations.  If we are unable to meet the requirements of such agreements, or if they expire or are renewed on less favorable terms, the result could negatively impact our future earnings.  Additionally, the European Commission has opened formal investigations into specific tax rulings granted by several countries to specific taxpayers.  While we believe that our rulings in the Netherlands and Switzerland are different than those being discussed, the ultimate resolution of such activities cannot be predicted and could also have an adverse impact on future operating results.

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

We fund our operations, capital purchase requirements and strategic growth needs through cash on hand, funds generated from operations, amounts available under our credit facility and senior note financings. If we were unable to obtain financing on favorable terms, we could face restrictions that would limit our ability to execute certain strategies, which could have an adverse effect on our revenue growth and profitability.

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

Additional Properties Leased:

•

502,000 total square feet of laboratory, office and warehousing space located throughout the U.S., Europe, Canada, Australia, New Zealand, Asia and South Africa, primarily used for our Reference Laboratory Diagnostic and Consulting Services line of business of CAG

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

PART II

ITEM 5.MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the symbol IDXX. The following table shows the quarterly range of high and low sale prices per share (1) of our common stock as reported on the NASDAQ Global Select Market for the years 2014 and 2015.

For the Quarter Ended	High	Low

March 31, 2014	$64.64	$52.32
June 30, 2014	68.07	57.92
September 30, 2014	70.00	56.75
December 31, 2014	76.95	57.56

March 31, 2015	84.26	72.38
June 30, 2015	82.24	61.37
September 30, 2015	79.62	61.58
December 31, 2015	77.27	65.03

(1) Prices have been split adjusted to reflect 2:1 stock split on June 15, 2015

Holders of Common Stock

As of February 5, 2016, there were 521 holders of record of our common stock. Because the majority of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Purchases of Equity Securities by the Issuer

During the three months ended December 31, 2015, we repurchased shares of common stock as described below:

1
Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

October 1, 2015 to October 31, 2015	407,000		$73.02	407,000	7,712,415
November 1, 2015 to November 30, 2015	423,097		69.36	422,863	7,289,552
December 1, 2015 to December 31, 2015	486,777		70.95	483,400	6,806,152
Total	1,316,874	(2)	$71.08	1,313,263	6,806,152

(1) As of December 31, 2015, our Board of Directors had approved the repurchase of up to 65 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program was subsequently increased on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010, October 12, 2011, May 7, 2013 and again on July 16, 2014. Effective June 15, 2015, an additional 8 million shares of our common stock was authorized for repurchase, increasing the total shares of common stock authorized to be repurchased by the Company up from 57 million to 65 million shares. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended December 31, 2015, and no repurchase programs expired during the period. Repurchases of 1,313,263 shares were made during the three months ended December 31, 2015 in transactions made pursuant to our repurchase program.

(2) During the three months ended December 31, 2015, we received 3,611 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

During the year ended December 31, 2015, we repurchased 5,658,660 shares of our common stock in transactions made pursuant to our repurchase program and received 69,667 shares of common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. See Note 18 to the consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K for further information.

Dividends

We have never paid any cash dividends on our common stock. From time to time our Board of Directors may consider the declaration of a dividend. However, we have no intention to pay a dividend at this time.

Stock Performance

This graph compares our total stockholder returns, the Standard & Poor’s (“S&P”) MidCap 400 Index, the S&P MidCap 400 Health Care Index and the Total Return Index for the NASDAQ Stock Market (U.S. Companies) prepared by the Center for Research in Security Prices (the “NASDAQ Index”). This graph assumes the investment of $100 on December 31, 2010 in IDEXX’s common stock, the S&P MidCap 400 Index, the S&P MidCap 400 Health Care Index and the NASDAQ Index and assumes dividends, if any, are reinvested. Measurement points are the last trading days of the years ended December 2010, 2011, 2012,  2013, 2014 and 2015.

DOLLARS
350
300
250
200
150
100
50
0
12/31/2010
12/30/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
S&P MidCap 400
Health Care Index
IDEXX Laboratories, Inc.
Nasdaq Index
S&P MidCap 400
Index

	12/31/2010	12/31/2011	12/30/2012	12/31/2013	12/31/2014	12/31/2015

IDEXX Laboratories, Inc.	$100.00	$111.18	$134.07	$153.67	$214.20	$210.69
S&P MidCap 400 Health Care Index	100.00	101.05	128.10	186.93	231.20	252.51
S&P MidCap 400 Index	100.00	98.27	115.84	154.64	169.75	166.06
NASDAQ Index	100.00	99.17	116.48	163.21	187.27	200.31

ITEM 6.SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for each of the last five fiscal years of the Company. The selected consolidated financial data presented below has been derived from the Company’s consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

On May 6, 2015, we announced a two-for-one split of our outstanding shares of common stock which was effected through a stock dividend that was paid through the issuance of treasury shares. All share and per share amounts presented below retroactively reflect the effect of the stock split.

	For the Years Ended December 31,
	(in thousands, except per share data)
	2015	2014	2013	2012	2011

INCOME STATEMENT DATA:
Revenue	$1,601,892	$1,485,807	$1,377,058	$1,293,338	$1,218,689
Cost of revenue	711,622	669,691	620,940	594,190	572,183
Gross profit	890,270	816,116	756,118	699,148	646,506
Expenses:
Sales and marketing	299,955	283,708	243,492	216,962	204,850
General and administrative	182,510	173,890	157,861	137,609	129,389
Research and development	99,681	98,263	88,003	82,014	76,042
Impairment charge	8,212	-	-	-	-
Income from operations	299,912	260,255	266,762	262,563	236,225
Interest expense, net	(26,771)	(13,700)	(3,501)	(1,946)	(1,803)
Income before provision for income taxes	273,141	246,555	263,261	260,617	234,422
Provision for income taxes	81,006	64,604	75,467	82,330	72,668
Net income	192,135	181,951	187,794	178,287	161,754
Less: Net income (loss) attributable to noncontrolling interest	57	45	(6)	20	(32)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$192,078	$181,906	$187,800	$178,267	$161,786
Earnings per share:
Basic	$2.07	$1.82	$1.77	$1.62	$1.42
Diluted	2.05	1.79	1.74	1.59	1.39
Weighted average shares outstanding:
Basic	92,601	100,094	106,318	109,969	113,579
Diluted	93,649	101,503	107,970	112,311	116,429

BALANCE SHEET DATA:
Cash and cash equivalents	$128,994	$322,536	$279,058	$223,986	$183,895
Marketable securities(1)	213,591	-	-	-	-
Cash and cash equivalents and marketable securities	342,585	322,536	279,058	223,986	183,895
Working capital	(35,127)	(61,508)	174,353	163,204	87,348
Total assets	1,474,993	1,384,211	1,230,516	1,103,602	1,030,814
Total long-term debt(2)	597,085	350,000	150,359	1,394	2,501
Total stockholders' equity (deficit)	(83,995)	117,589	518,214	636,257	539,593

(1) During the year ended December 31, 2015, we purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheets on a trade date basis. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our marketable securities.

(2) Between December 2013 and June 2015, we issued and sold approximately $600 million in senior notes through private placements at fixed interest rates ranging from 1.785% to 4.04%. See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our senior notes.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Segments.  We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”); water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as Livestock, Poultry and Dairy (“LPD”).  Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market (“OPTI Medical”) with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 15 to the consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K for financial information about our segments, including our product and service categories, and our geographic areas.

Prior to January 1, 2015, our CAG segment included certain livestock testing services processed within our CAG Reference Laboratories. We have transitioned the responsibility for these diagnostic services from our CAG segment to our LPD segment to more effectively align our business with the nature and customers of these livestock services. Segment revenue and income from operations for years ended December 31, 2014 and 2013 have been retrospectively revised in this Annual Report on Form 10-K to reflect this change in the composition of our reportable segments. Revenue related to these livestock diagnostic services was $13.8 million and $9.9 million for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, this reclassification of revenue between segments increases our LPD organic revenue growth as compared to previously reported numbers by 2.9% and decreases our CAG, CAG Diagnostic Recurring, and Reference Laboratory Diagnostic and Consulting Services organic revenue growth rates as compared to previously reported numbers by 0.3%, 0.4% and 0.8%, respectively. See the subsection below titled “Results of Operations” for a description of the calculation of organic revenue growth.

Certain costs are not allocated to our operating segments and are instead reported under the caption “Unallocated Amounts.”  Our business segments generally have limited control over the timing and amount of these expenses. The major categories of these costs include:

Gross Profit:

•

The capitalization of variances between standard and actual manufacturing costs to adjust the timing of expense recognition from when the variance is created to the period in which the related inventory is sold.

Operating Expenses:

•

Costs that do not align with one of our existing operating segments or are cost prohibitive to allocate, primarily our R&D function, regional or country expenses and certain foreign currency revaluation gains/losses on monetary balances in currencies other than our subsidiaries’ functional currency.

•

Corporate support function costs (such as information technology, facilities, human resources, finance and legal), health benefits and incentive compensation, which are charged to our business segments at pre-determined budgeted amounts or rates.  Differences from pre-determined budgeted amounts or rates are captured within our Unallocated Segment.

•	Unusual or extraordinary items.

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

Our diagnostic capabilities generate both recurring and non-recurring revenues.  Revenues related to capital placements of our in-clinic IDEXX VetLab suite of instruments and our SNAP Pro Mobile Device are non-recurring in nature in that they are sold to a particular customer only once. Revenues from the associated proprietary IDEXX VetLab consumables, SNAP rapid assay test kits, reference laboratory and consulting services, and extended maintenance agreements and accessories related to our IDEXX VetLab instruments and our SNAP Pro Mobile Device are recurring in nature, in that they are regularly purchased by our customers, typically as they perform diagnostic testing as part of ongoing veterinary care services. Our recurring revenues, most prominently IDEXX VetLab consumables and rapid assay test kits, have significantly higher gross margins than those provided by our instrument sales. Therefore, the mix of recurring and non-recurring revenues in a particular period will impact our gross margins.

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

Prior to the Catalyst One instrument launch during November 2014, we pre-sold the instrument under a customer marketing program through which customers preordering a Catalyst One were initially provided with the right to use a Catalyst Dx instrument. Under this marketing program, we deferred $7 million of instrument revenue in 2014, which was fully recognized in 2015 upon delivery of the Catalyst One instruments or customer election to keep the Catalyst Dx was received.

We place our Catalyst chemistry analyzers through sales, leases, rental and other programs. In addition, we continue to place VetTest instruments through sales, lease, rental and other programs, with substantially all of our revenues from that product line currently derived from consumable sales. As of December 31, 2015, these three chemistry analyzers provided for a combined active installed base of approximately 40,000 units globally.  Almost half of 2015 Catalyst analyzer placements were to customers that are new to IDEXX, including customers who had been using instruments from one of our competitors, sometimes referred to as competitive accounts. Generally, placement of an instrument with a new or competitive account is more attractive as the entire consumable stream associated with that placement represents incremental recurring revenue, whereas the consumable stream associated with a Catalyst placement at a VetTest customer substitutes a Catalyst consumable stream for a VetTest consumable stream. We have found that the consumables revenues increase when a customer upgrades from a VetTest analyzer to a Catalyst analyzer due to the superior test menu capability, flexibility and ease of use of the Catalyst analyzers, which leads to additional testing by the customer.

As we continue to experience growth in placements of Catalyst analyzers and in sales of related consumables, we expect this growth to be partly offset by a decline in placements of VetTest analyzers and in sales of related consumables.

The ProCyte Dx analyzer is our latest generation hematology analyzer, which we launched in 2010. In addition we sell the LaserCyte Dx and LaserCyte analyzers and VetAutoread analyzers. As of December 31, 2015, these four hematology analyzers provided for a combined active installed base of approximately 29,000 units. A substantial portion of ProCyte Dx analyzer placements continue to be made at veterinary clinics that elect to upgrade from their LaserCyte analyzer to a ProCyte Dx analyzer. In 2015, nearly half of ProCyte placements were made at competitive accounts. We also continue to place a substantial number of LaserCyte Dx and LaserCyte instruments, both new and recertified, as trade-ups from the VetAutoread analyzer and at new and competitive accounts. In 2015, a significant number of LaserCyte instruments that were placed were recertified instruments that had been received in trade in the sale of a ProCyte Dx analyzer. As we continue to experience growth in placements of ProCyte Dx analyzers and in sales of related consumables, we expect this growth to be partly offset by a decline in placements of LaserCyte and VetAutoread analyzers and in sales of recurring revenue stream.

Our SediVue instrument, which we plan to launch in North America early in 2016, is the first and only in-clinic analyzer to provide urine sediment analysis. This instrument and single-use consumable system provides an entirely new automated and highly accurate way to automate the in-house process of examining urine under a microscope. We anticipate reported revenues of approximately $20 million in 2016 resulting from SediVue instrument placements and the resulting recurring revenue stream.

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

Prior to 2014, the SNAPshot Dx was our primary in-clinic solution which screened for thyroid disease. Upon the launch of the total thyroxine (“T4”) slide for use with our Catalyst analyzers during 2015, we experienced a decline in SNAPshot Dx placements. We reported revenues of $1.5 million from SNAPshot Dx during the year ended December 31, 2015, which reflects approximately a $1 million decrease in revenue relative to prior year. We will continue to service the existing SNAPshot Dx install base.

Our long-term success in this area of our business is dependent upon new customer acquisition, customer loyalty and retention of their recurring revenues, and customer utilization of existing and new assays introduced for use on our analyzers. We continuously seek opportunities to enhance the care that veterinary professionals give to their patients and clients through supporting the implementation of real-time care testing work flows, which is performing tests and sharing test results with the client at the time of the patient visit. Our latest generation of chemistry and hematology instruments demonstrates this commitment by offering enhanced ease of use, faster time to results, greater sample throughput, broader test menu and connectivity to various information technology platforms that enhance the value of the diagnostic information generated by the instruments. In addition, we provide marketing tools and customer support that help drive efficiencies in veterinary practice processes and allow practices to increase the number of clients they see on a daily basis.

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

Recurring Diagnostic Revenue. Revenues from our proprietary VetLab consumable products, our SNAP rapid assay test kits, outside reference laboratory and consulting services, and extended maintenance agreements and accessories related to our VetLab instruments are considered recurring in nature. Recurring diagnostic revenue accounts for approximately 72% of our consolidated revenue and is both highly durable and profitable.

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

We derive substantial revenues and margins from the sale of consumables that are used in VetLab instruments and the multi-year consumable revenue stream is significantly more valuable than the placement of the instrument. Our strategy is to increase diagnostic testing within veterinary practices by placing VetLab instruments and increasing instrument utilization of consumables.  Utilization can increase due to a greater number of patient samples being run or to an increase in the number of tests being run per patient sample. Our strategy is to increase both drivers. To increase utilization, we seek to educate veterinarians about best medical practices that emphasize the importance of chemistry, hematology and urinalysis testing for a variety of diagnostic purposes, as well as by introducing new testing capabilities that were previously not available to veterinarians. Additionally, we have found that veterinarian adoption of VetConnect PLUS drives utilization by spurring testing across all IDEXX diagnostic modalities. In connection with the purchase of instruments, we also offer protocol-based rebate incentives when customers utilize the broad testing functionality of our analyzers.

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

The expiration of a third party’s U.S. lateral flow patent in early 2015 enabled competitors to launch single use tests that competed with several of our early generation SNAP rapid assay products, including Heartworm RT, FIV/FeLV Combo Test, Feline Triple, Parvo and Giardia. These companies partnered with several of our former national distributors to gain market share by competing primarily on price. In the second half of the year, we stabilized our market share on these products in part by communicating the significant superiority in test sensitivity for both our Canine and Feline lines over competing tests using the lateral flow platform, and in part with more effective marketing and promotion programs. Our higher sensitivity in the detection of infectious diseases is due in part to our SNAP platform, which is unique in using ELISA technology. Test accuracy through specificity and sensitivity is a primary factor that customers value with these in-house tests, given the importance of detecting the presence of serious infectious diseases in the practice.

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

Profitability in our lab business is supported by our expanding business scale globally.  Profit improvements reflect benefits from price increases and our ability to achieve efficiencies. When possible, we utilize core reference laboratories to service samples from other states or countries, expanding our customer reach without an associated expansion in our reference laboratory footprint. Start-up laboratories that we open typically will operate at a loss until testing volumes achieve sufficient scale. Acquired laboratories frequently operate less profitably than our existing laboratories and acquired laboratories may not achieve the profitability of our existing laboratory network for several years until we complete the implementation of operating improvements and efficiencies. Therefore, in the short term, new and acquired reference laboratories generally will have a negative effect on our operating margin. Recurring revenue growth is achieved both through increased sales to existing customers and through the acquisition of new customers. We believe the increased number of customer visits resulting from our all-direct sales strategy in the U.S. will lead to increased reference laboratory opportunities with customers who already use one of our in-clinic diagnostic modalities. In recent years, recurring reference laboratory diagnostic and consulting revenues have also been increased through reference laboratory acquisitions, customer list acquisitions, the opening of new reference laboratories, including laboratories that are co-located with large practice customers, and as a result of our up-front customer loyalty programs. Under these arrangements, we provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year agreements to purchase annual minimum amounts of products or services.

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

Customer Information Management and Diagnostic Imaging Systems.  Our portfolio of practice management offerings is designed to serve the full range of customers within the North American, Australian and European markets. Cornerstone, DVMAX, Animana and Neo practice management systems provide superior integrated information solution, backed by exceptional customer support and education. These practice management systems allow the veterinarian to practice better medicine and achieve the practice’s business objectives, including a quality client experience, staff efficiency and practice profitability. We market Cornerstone, DVMAX and Neo to customers primarily in North America and Australia. We market Animana to customers primarily throughout Europe.

Animana and Neo are subscription-based SaaS practice management offerings designed to provide flexible pricing and a durable, recurring revenue stream. While we continue to sell and support Cornerstone and DVMAX software, we anticipate that demand for Neo, our subscription-based SaaS practice management offering, will moderate future revenue growth from new licensed-based Cornerstone placements as we evolve to a subscription-based model for new customer acquisitions of IDEXX practice management systems. We believe that once established, this subscription-based model will provide higher profitability as compared to the historical license-based placements. Our Cornerstone and DVMAX customer base continues to be an important driver of growth through enhanced diagnostic integrations and high value add-on subscription services, such as Pet Health Network Pro, Petly Plans, and credit card processing, and we continue to make investments to enhance the customer experience of our licensed-based offerings.

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

Our diagnostic imaging systems offer a convenient diagnostic imaging solution that provides superior image quality and software capability that enables sharing of these images with clients virtually anywhere and enhanced diagnostic features and customer workflow, backed by the same customer support provided for our other products and services in CAG.

Water

Our strategy in the water testing business is to develop, manufacture, market and sell proprietary products with superior performance, supported by exceptional customer service. Our customers primarily consist of water utilities, government laboratories and private certified laboratories that highly value strong relationships and customer support. Sales of water testing products outside of the U.S. represented 50% of total water product sales in 2015, and we expect that future growth in this business will be significantly dependent on our ability to increase international sales. Growth also will be dependent on our ability to enhance and broaden our product line. Most water microbiological testing is driven by regulation, and, in many countries, a test may not be used for compliance testing unless it has been approved by the applicable regulatory body. As a result, we maintain an active regulatory program that involves applying for regulatory approvals in a number of countries, primarily in Europe. Further, we seek to receive regulatory approvals from governing agencies as a means to differentiate our products from the competition.

Livestock, Poultry and Dairy

We develop, manufacture, market and sell a broad range of tests and perform services for various livestock diseases and conditions, and have active research and development and in-licensing programs in this area. Our strategy is to offer proprietary tests with superior performance characteristics for use in government programs to control or eradicate disease and disease outbreaks and in livestock and poultry producers’ disease and reproductive management programs. Disease outbreaks are episodic and unpredictable, and certain diseases that are prevalent at one time may be substantially contained or eradicated at a later time. In response to outbreaks, testing initiatives may lead to exceptional demand for certain products in certain periods. Conversely, successful eradication programs may result in significantly decreased demand for certain products. In addition, increases in government funding may lead to increased demand for certain products and budgetary constraints may lead to decreased demand for certain products. As result, the performance of this business can fluctuate.

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

We also distribute food safety products, including a wide range of cost effective, sensitive and reproducible diagnostic assays for the detection of multiple contaminants. We believe distributing food safety products complements our livestock and dairy testing products.

In 2015, approximately 89% of our sales in this business were from markets outside of the U.S., most notably Europe, China and Australia. The performance of the business is particularly subject to the various risks that are associated with doing business internationally.  See “Part I, Item 1A. Risk Factors.”

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

Our strategy in the OPTI Medical Systems business for the veterinary market is to utilize this unit’s know-how, intellectual property and manufacturing capability to continue to expand the menu and instrument capability of the VetStat and Catalyst platforms for veterinary applications while reducing our cost of consumables by leveraging experience and economies of scale.

In 2015, approximately 84% of our sales in the OPTI Medical Systems business were from markets outside of the U.S., most notably Asia and Europe. The performance of the business is particularly subject to the various risks that are associated with doing business internationally.  See “Part I, Item 1A. Risk Factors.”

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

Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. See Note 2(j) to the consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K for additional information about our revenue recognition policy and criteria for recognizing revenue.

Multiple Element Arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of the instruments from the IDEXX VetLab suite of analyzers, diagnostic imaging systems or practice management software, combined with one or more of the following products: extended maintenance agreements (“EMAs”), consumables and reference laboratory diagnostic and consulting services. Practice management software is frequently sold with post-contract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Delivery of our IDEXX VetLab instruments, diagnostic imaging systems and practice management software generally occurs at the onset of the arrangement. EMAs, consumables, and reference laboratory diagnostic and consulting services typically are delivered over future periods, generally one to six years. In certain arrangements, revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of products and services in the future.

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

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year agreements to purchase annual minimum amounts of future products or services. Our transition to an all-direct sales model and the subsequent increase in competitive activity resulted in an increase in the rate of new up-front customer loyalty incentives, predominantly in response to competitive offerings during the fourth quarter of 2014 and in 2015.  We saw a slowing in the rate of increase for new up-front customer loyalty incentives in the fourth quarter of 2015.

If a customer breaches its agreement, it is required to refund all or a portion of the up-front cash or IDEXX Points, or make other repayments, remedial actions or both. These incentives are considered to be customer acquisition costs and are capitalized within other current assets and other long-term assets and are subsequently recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase IDEXX VetLab instruments, diagnostic imaging systems or Cornerstone practice management systems, product revenue and cost is deferred and recognized over the term of the customer agreement as products and services are provided to the customer. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2015, 2014 and 2013, impairments of customer acquisition costs were immaterial.

IDEXX Instrument Marketing Programs. Our instrument marketing programs require the customer to enroll at the time of instrument purchase and offer customers the opportunity to earn incentives in future periods based on the volume of the products they purchase and utilize over the term of the program. These arrangements are considered MEAs in accordance with our revenue recognition policy stated above. Revenue reductions related to instrument marketing programs are recorded based on an estimate of customer purchase and utilization levels and the incentive the customer will earn over the term of the program. Our estimates are based on historical experience and the specific terms and conditions of the marketing program, requiring us to apply judgment to estimate future product purchases and utilization. Differences between our estimates and actual incentives earned are accounted for as a change in estimate. These differences were not material for the years ended December 31, 2015, 2014 and 2013. At December 31, 2015, a 5% change in our estimate of future customer utilization would increase or reduce revenue by approximately $0.4 million.

Reagent Rental Programs. Our reagent rental programs provide our customers the right to use our instruments in consideration for multi-year agreements to purchase annual minimum amounts of consumables. No instrument revenue is recognized at the time of instrument installation. We recognize a portion of the revenue allocated to the instrument concurrent with the future sale of consumables. We determine the amount of revenue allocated from the consumable to the instrument based on relative selling prices and determine the rate of instrument revenue recognition in proportion to the customer’s minimum volume commitment. The cost of the instrument is capitalized within property and equipment, and is charged to cost of product revenue on a straight-line basis over the term of the minimum purchase agreement.

IDEXX Points may be applied against the purchase price of IDEXX products and services or applied to trade receivables due to us. IDEXX Points that have not yet been used by customers are classified as a liability until use or expiration occurs. We estimate the amount of IDEXX Points expected to expire, or breakage, based on historical expirations and we recognize the estimated benefit of breakage in proportion to actual redemptions of IDEXX Points by customers. On November 30 of each year, unused IDEXX Points earned before January 1 of the prior year generally expire and any variance from the breakage estimate is accounted for as a change in estimate. This variance was not material for the years ended December 31, 2015, 2014 and 2013.

Future market conditions and changes in product offerings may cause us to change marketing strategies to increase or decrease customer incentive offerings, possibly resulting in incremental reductions of revenue in future periods as compared to reductions in the current or prior periods. Additionally, certain customer programs require us to estimate, based on historical experience, and apply judgment to predict the number of customers who will actually redeem the incentive. In determining estimated revenue reductions we utilize data collected directly from end users, which includes the volume of qualifying products purchased and the number of qualifying tests run as reported to us by end users via IDEXX SmartService.  Differences between estimated and actual customer participation in programs may impact the amount and timing of revenue recognition.

Following is a summary of revenue reductions, net recorded in connection with our customer programs for the years ended December 31, 2015, 2014 and 2013  (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Revenue Reductions Recorded, Net
Customer Loyalty Programs, net (1)	$16,742	$14,800	$16,193
Up-Front Customer Loyalty Programs	19,972	13,089	9,937
IDEXX Instrument Marketing Programs, net (1)	31,112	24,158	17,885
Other Customer Programs, net (1)	664	2,796	2,733
Total revenue reductions, net	$68,490	$54,843	$46,748

(1)	Revenue reduction is provided on a net basis, which accounts for any differences between estimates and actual incentives earned.

Accrued customer programs are included within accrued liabilities and other long-term liabilities, depending on the anticipated settlement date, in the consolidated balance sheets included in this Annual Report on Form 10-K. Following is a summary of changes in the accrual for estimated revenue reductions attributable to customer programs and the ending accrued customer programs balance for the years ended December 31, 2015, 2014 and 2013  (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

Accrued Customer Programs:
Balance, beginning of the year	$48,153	$39,345	$36,625
Revenue reductions for Customer Loyalty Programs, net (1)	16,742	14,800	16,193
Up-Front Customer Loyalty Program Awards issued as IDEXX Points	40,689	20,315	8,019
Revenue reductions for IDEXX Instrument Marketing Programs, net (1)	31,112	24,158	17,885
Revenue reductions for Other Customer Programs, net (1)	664	2,796	2,733
IDEXX Points redeemed and credits issued	(81,172)	(52,035)	(40,783)
Breakage	(230)	(421)	(1,044)
Exchange impact on balances denominated in foreign currency	(825)	(805)	(283)
Balance, end of year	$55,133	$48,153	$39,345

(1)	Revenue reduction is provided on a net basis, which accounts for any differences between estimates and actual incentives earned.

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

Our business combinations regularly include contingent consideration arrangements that require additional consideration to be paid based on the achievement of established objectives, most commonly surrounding the retention of customers during the post-combination period. We assess contingent consideration to determine if it is part of the business combination or if it should be accounted for separately from the business combination in the post-combination period. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings.  Changes in fair value of contingent consideration and differences arising upon settlement were not material during the years ended December 31, 2015, 2014 and 2013. See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding contingent consideration arising from recent business acquisitions.

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

In evaluating goodwill for impairment, we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we would then perform step one of the two-step impairment test; otherwise, no further impairment test would be required. In contrast, we can opt to bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the two-step impairment test. Doing so does not preclude us from performing the qualitative assessment in any subsequent period.

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

In the fourth quarters of 2015 and 2014, we elected to bypass the qualitative approach and instead proceeded directly to step one of the two-step impairment test to assess the fair value of all of our reporting units.

As part of step one of the two-step impairment test, we estimate the fair values of applicable reporting units using an income approach based on discounted forecasted cash flows. We make significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. In addition, we make certain assumptions in allocating shared assets and liabilities to individual reporting units in determining the carrying value of each reporting unit. As of September 30, 2015, the date that we performed our assessment of goodwill for impairment, the total aggregate fair value of the reporting units approximated the Company’s market capitalization. Valuation assumptions reflect our projections and best estimates, based on significant assumptions about the extent and timing of future cash flows, growth rates and discount rates.

We maintain approximately $6.5 million of goodwill associated with our remaining pharmaceutical product line, out-licensing arrangements and certain retained drug delivery technologies (collectively “Pharmaceutical Activities”) that we seek to commercialize through arrangements with third parties. Currently, our primary support for the carrying value of this goodwill is royalty revenue associated with the commercialization of certain intellectual property under licensing agreements that expire in 2025. There is no guarantee that we will be able to maintain or increase revenues from our remaining Pharmaceutical Activities. The results of our goodwill impairment test for these Pharmaceutical Activities indicate an excess of estimated fair value over the carrying amount of this reporting unit by approximately $1.5 million and 25% of the reporting unit’s carrying value. Excluding these Pharmaceutical Activities, the results of our goodwill impairment test indicate an excess of estimated fair value over the carrying amount for each of our reporting units by a range of approximately $95.0 million to $2.3 billion and 300% to 1560% of the reporting unit’s carrying value.

While we believe that the assumptions used to determine the estimated fair values of each of our reporting units are reasonable, a change in assumptions underlying these estimates could result in a material negative effect on the estimated fair value of the reporting units. Our fair value estimate assumes the achievement of future financial results contemplated in our forecasted cash flows, and there can be no assurance that we will realize that value. We use forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlooks for our reporting units. Actual results may differ from those assumed in our forecasts. The discount rate is based on a weighted average cost of capital derived from industry peers. Changes in market conditions, interest rates, growth rates, tax rates, costs, pricing or the discount rate would affect the estimated fair values of our reporting units and could result in a goodwill impairment charge in a future period. No goodwill impairments were identified during the years ended December 31, 2015, 2014 or 2013.

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

We assess the realizability of intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to write the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset and applying a risk-adjusted discount rate. Intangible assets impairments during the years ended December 31, 2015, 2014 and 2013 were not material.

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

We use the Black-Scholes-Merton option-pricing model to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. The risk-free interest rate is based on the U.S. Treasury yield for a duration similar to the expected term at the date of grant. We have never paid any cash dividends on our common stock and we have no intention to pay a dividend at this time; therefore, we assume that no dividends will be paid over the expected terms of option awards. We determine the assumptions to be used in the valuation of option grants as of the date of grant. As such, we use different assumptions during the year if we grant options at different dates. Substantially all of our options granted during the years ended December 31, 2015, 2014 and 2013 were granted in the first quarter of each year. The weighted average of each of the valuation assumptions used to determine the fair value of each option grant during each of the previous three years is as follows:

	For the Years Ended December 31,
	2015	2014	2013

Expected stock price volatility	23%	28%	32%
Expected term, in years (1)	5.6	5.7	4.9
Risk-free interest rate	1.5%	1.5%	1.0%

(1)	Options granted after May 8, 2013 have a contractual term of ten years. Options granted between January 1, 2006 and May 8, 2013 have contractual terms of seven years.

Changes in the subjective input assumptions, particularly for the expected stock price volatility and the expected term of options, can materially affect the fair value estimate. Our expected stock price volatility assumption is based on the historical volatility of our stock over a period similar to the expected term and other relevant factors. Higher estimated volatility increases the fair value of a stock option, while lower estimated volatility has the opposite effect. The total fair value of stock options granted during the year ended December 31, 2015 was $12.0 million. If the weighted average of the stock price volatility assumption was increased or decreased by 1%, the total fair value of stock options awarded during the year ended December 31, 2015 would have increased or decreased by approximately $0.4 million and the total expense recognized for the year ended December 31, 2015 for options awarded during the same period would have increased or decreased by $0.1 million.

We derive the expected term assumption for stock options based on historical experience and other relevant factors concerning expected behavior with regard to option exercises. The expected term is determined using a consistent method at each grant date. A longer expected term assumption increases the fair value of stock option awards, while a shorter expected term assumption has the opposite effect. If the weighted average of the expected term was increased or decreased by one year, the total fair value of stock options awarded during the year ended December 31, 2015 would have increased or decreased by approximately $1.1 million and $1.2 million, respectively, and the total expense recognized for the year ended December 31, 2015 for options awarded during 2015 would have increased or decreased by $0.2 million and $0.3 million, respectively.

Share-based compensation expense is recognized on a straight-line basis over the requisite service period, which ranges from one to five years, depending on the award. Share-based compensation expense is based on the number of awards expected to vest and is, therefore, reduced for an estimate of the number of awards that are expected to be forfeited. The forfeiture estimates are based on historical data and other factors; share-based compensation expense is adjusted annually for actual results. Total share-based compensation expense for the year ended December 31, 2015 was $19.9 million, which is net of a reduction of $3.6 million for actual and estimated forfeitures. Fluctuations in our overall employee turnover rate may result in changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience and, therefore could have a significant unanticipated impact on share-based compensation expense.

Modifications of the terms of outstanding awards may result in significant increases or decreases in share-based compensation. There were no material modifications to the terms of outstanding options, restricted stock units or deferred stock units during 2015, 2014 or 2013.

The fair value of stock options, restricted stock units, deferred stock units and employee stock purchase rights issued during the years ended December 31, 2015, 2014 and 2013 totaled $25.6 million, $24.0 million and $22.2 million, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at December 31, 2015 was $37.8 million, which will be recognized over a weighted average period of approximately 1.6 years.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.

On a quarterly basis, we assess our current and projected earnings by jurisdiction to determine whether or not our earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should we determine that we would not be able to realize all or part of our net deferred tax asset in a particular jurisdiction in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. A reduction of net income before taxes in each subsidiary equal to 5% of revenue, compared to the corresponding reported amounts for the year ended December 31, 2015, would not result in the recognition of material incremental valuation allowances.

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

Our net taxable temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Should the expected applicable tax rates change in the future, an adjustment to the net deferred tax liability would be credited or charged, as appropriate, to income in the period such determination was made. For example, an increase of one percentage point in our anticipated U.S. state income tax rate would cause us to decrease our net deferred tax liability balance by $0.1 million. This decrease in the net deferred liability would increase net income in the period that our rate was adjusted. Likewise, a decrease of one percentage point to our anticipated U.S. state income tax rate would have the opposite effect.

We periodically assess our exposures related to our worldwide provision for income taxes and believe that we have appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made.

We consider the majority of the operating earnings of non-U.S. subsidiaries to be indefinitely invested outside the U.S. The cumulative earnings of these subsidiaries were $493.3 million at December 31, 2015, of which approximately $341.2 million was held in cash and cash equivalents as of December 31, 2015. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of non-U.S. subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable for several reasons including the complexity of laws and regulations in the various jurisdictions where we operate, the varying tax treatment of potential repatriation scenarios and the timing of any future repatriation. For the operating earnings not considered to be indefinitely invested outside the U.S. we have accounted for the tax impact on a current basis.

We record a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. We record tax benefits for only those positions that we believe will more likely than not be sustained. For positions that we believe that it is more likely than not that we will prevail, we record a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If our judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. Our net liability for uncertain tax positions was $7.4 million and $6.1 million as of December 31, 2015 and 2014, respectively, which includes estimated interest expense and penalties.

RESULTS OF OPERATIONS AND TRENDS

Effects of Certain Factors on Results of Operations

Distributor Purchasing and Inventories.  When selling our products through distributors, changes in distributors’ inventory levels can impact our reported sales, and these changes may be affected by many factors, which may not be directly related to underlying demand for our products by veterinary practices, which are the end-users. Therefore, we believe it is important to track sales to end users in the relevant periods by our significant distributors in order to distinguish between the impact of end-user demand and the impact of distributor purchasing dynamics on our reported revenue in those periods. Effective January 1, 2015, we fully transitioned to an all-direct sales strategy in the U.S., however changes in prior year U.S. distributors’ inventory levels can still impact 2015 reported growth results. In certain countries internationally, we continue to sell our products through third party distributors. Although we are unable to obtain data for sales to end users from certain less significant non-U.S. third party distributors, we do not believe the impact of changes in these distributors’ inventories had or would have a material impact on our growth rates in the relevant periods. Following our transition to an all direct U.S. distribution approach, we anticipate that changes in distributor inventory levels will have an immaterial impact on our growth in future years.

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

During the three months ended December 31, 2014, we began recognizing revenue on rapid assay kits and instrument consumables upon delivery to end users in the U.S., instead of at distribution. We also began to capture additional revenue that was previously earned by our distribution partners, net of other changes related to this all-direct strategy, such as free next-day shipping and a new returns policy for expired product. We refer to this net additional revenue as distributor margin capture. This net incremental revenue allowed us to expand our sales, marketing and customer support resources, which we expect will drive future revenue growth, and to build out our distribution capability.  We expect investments in these areas will scale over time based on our expected future growth rates and provide accretive benefits to operating profit. Also as a result of the transition to an all-direct sales strategy in the U.S., we incurred additional working capital demands, including inventory costs previously borne by our distributors, and incremental accounts receivable resulting from a longer elapsed time to collect our receivables.

Currency Impact. For the year ended December 31, 2015, approximately 25% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 28% and 26% for the years ended December 31, 2014 and 2013, respectively. Strengthening of the rate of exchange for the U.S. dollar relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues. See “Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risks” included in this Annual Report on Form 10-K for additional information regarding currency impact. Our future income tax expense could also be affected by changes in the mix of earnings, including as a result of changes in the rate of exchange for the U.S. dollar relative to currencies in countries with differing statutory tax rates.  See “Part I, Item 1A. Risk Factors.” included in this Annual Report on Form 10-K for additional information regarding tax impacts.

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

During the year ended December 31, 2015, as compared to the prior year, changes in foreign currency exchange rates decreased our revenues by approximately $89.7 million, due primarily to the strengthening of the rate of exchange for the U.S. dollar against virtually all major foreign currencies in which we conduct business. Additionally, our operating profit and diluted earnings per share for the year ended December 31, 2015 were reduced by $21.2 million and $0.16 per share, respectively, which are net of offsetting gains of $20.9 million and $0.16 per share, respectively, from our foreign currency hedging activities.

At our current currency exchange rate assumptions, we anticipate that the strengthening of the U.S. dollar relative to major foreign currencies in which we transact will decrease total company revenue by approximately $40 million in the year ending December 31, 2016. Additionally, these changes in foreign currency exchange rates are expected to reduce total company operating profit by $31 million and diluted earnings per share by $0.26. This unfavorable impact is net of offsetting foreign currency hedging gains, which are expected to increase total company operating profit by $8 million and diluted earnings per share by $0.06 in the year ending December 31, 2016. The above estimate assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.07, the

British pound at $1.41, the Canadian dollar at $0.68, the Australian dollar at $0.68 and the Japanese yen at ¥118 to the U.S. dollar for the full year of 2016.

Effects of Economic Conditions.  Demand for our products and services is vulnerable to changes in the economic environment, including slow economic growth, high unemployment and credit availability. Negative or cautious consumer sentiment can lead to reduced or delayed consumer spending, resulting in a decreased number of patient visits to veterinary clinics. Unfavorable economic conditions can impact sales of instruments, diagnostic imaging and practice management systems, which are larger capital purchases for veterinarians. Additionally, economic turmoil can cause our customers to remain sensitive to the pricing of our products and services. In the U.S., we monitor patient visits and clinic revenue data provided by a subset of our CAG customers. Although this data is a limited sample and susceptible to short-term impacts such as weather, which may affect the number of patient visits in a given period, we believe that this data provides a fair and meaningful long-term representation of the trend in patient visit activity in the U.S., providing us insight regarding demand for our products and services.

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

Effects of Patent Expiration. Although the Company has several patents and licenses of patents and technologies from third parties that expired during 2015 and are expected to expire during 2016 and 2017, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on the Company’s financial position or future operations due to a range of factors including our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; and our significant know-how, scale and investments related to manufacturing processes of associated product offerings. See Item 1. “Patents and Licenses” for more information.

Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014

Revenue

The following revenue analysis and discussion focuses on organic revenue growth. Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the twelve months ended December 31, 2015, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of these transactions can vary dramatically from period to period, require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends.

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

Total Company. The following table presents revenue by operating segment:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2015	2014	Change	Change	Currency	Acquisitions	Growth

CAG	$1,356,287	$1,223,064	$133,223	10.9%	(5.6%)	0.8%	15.7%
Water	96,884	94,725	2,159	2.3%	(5.5%)	-	7.8%
LPD	127,143	141,179	(14,036)	(9.9%)	(12.0%)	-	2.1%
Other	21,578	26,839	(5,261)	(19.6%)	(0.8%)	-	(18.8%)
Total	$1,601,892	$1,485,807	$116,085	7.8%	(6.2%)	0.6%	13.4%

We transitioned to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, resulting in a drawdown of distributors’ inventory levels which reduced both reported CAG and Total Company reported revenues by $25 million. The impact of prior year changes in distributors’ inventory levels increased reported CAG and total company growth by 3% and 2%, respectively.

U.S. and International Revenue. The following table provides further analysis of total company revenue by U.S. markets and non-U.S., or international, markets:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2015	2014	Change	Change	Currency	Acquisitions	Growth

United States	$980,321	$848,925	$131,396	15.5%	-	0.3%	15.2%
International	621,571	636,882	(15,311)	(2.4%)	(14.1%)	1.2%	10.5%
Total	$1,601,892	$1,485,807	$116,085	7.8%	(6.2%)	0.6%	13.4%

The increase in both U.S. and international organic revenues was driven by CAG Diagnostics recurring revenue. The increase in organic international revenues was driven primarily by volume growth in Europe, Asia-Pacific markets, Canada and to a lesser extent Latin America. U.S. revenue benefitted from distributor margin capture relating to our transition to an all-direct sales strategy. The impact of the prior year drawdown of distributors’ inventory levels increased reported U.S. revenue growth by 3%. Changes in distributors’ inventory levels increased reported international revenue growth by less than 1%.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2015	2014	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics recurring revenue:	$1,146,527	$1,039,252	$107,275	10.3%	(5.8%)	0.6%	15.5%
VetLab consumables	396,526	341,407	55,119	16.1%	(7.1%)	-	23.2%
VetLab service and accessories	55,176	53,006	2,170	4.1%	(5.9%)	-	10.0%
Rapid assay products	182,670	165,647	17,023	10.3%	(3.0%)	-	13.3%
Reference laboratory diagnostic and consulting services	512,155	479,192	32,963	6.9%	(5.8%)	1.3%	11.4%
CAG Diagnostics capital instruments	99,001	79,993	19,008	23.8%	(10.4%)	-	34.2%
Customer information management and diagnostic imaging systems	110,759	103,819	6,940	6.7%	(0.9%)	2.6%	5.0%
Net CAG revenue	$1,356,287	$1,223,064	$133,223	10.9%	(5.6%)	0.8%	15.7%

The increase in CAG Diagnostics recurring revenue was due primarily to higher sales of our VetLab consumables and our reference laboratory diagnostic services resulting from both increased volumes as well as higher realized prices from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. The impact of the prior year drawdown of distributors’ inventory levels increased reported CAG Diagnostics recurring revenue growth by 3%.

VetLab consumables revenue growth was due primarily to higher sales volumes resulting from growth in testing from existing customers and an expanded menu of available tests, including our new  T4 test. Additionally, we benefitted from higher average unit sales prices, due primarily to distributor margin capture relating to our transition to an all-direct sales strategy in the U.S. The impact of the prior year drawdown of distributors’ inventory levels increased reported consumables revenue growth by 5%.

VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments. VetLab service and accessories revenue also benefited from higher average unit sales prices, resulting primarily from distributor margin capture relating to our transition to an all-direct sales strategy in the U.S.

The increase in rapid assay revenue was due primarily to impacts related to our transition to an all-direct sales strategy in the U.S., including higher average unit sales prices resulting from distributor margin capture and the impact of the drawdown of inventory held by distributors during the fourth quarter of 2014, which increased 2015 reported revenue growth by 8%. To a lesser extent, we also benefitted from higher canine SNAP 4Dx Plus sales volumes. These favorable factors were partly offset by the impact of competitive losses on certain earlier generation rapid assay products in the U.S in the first half of 2015.

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

The increase in CAG Diagnostics capital instruments revenue was driven by sales of our Catalyst One analyzer, resulting primarily from instrument placements in Europe and the Asia-Pacific region and the recognition of previously deferred revenue associated with 2014 U.S. preorders for our Catalyst One analyzer. Additionally, we benefitted from increased ProCyte Dx instrument placements, most notably in the U.S. These favorable factors were partly offset by lower average unit sales prices realized on our instrument placements.

The increase in customer information management and diagnostic imaging systems revenue was due primarily to higher support revenue resulting from an increase in our active installed base of diagnostic imaging and practice management systems, and higher revenues from other customer information management services and an increasing Pet Health Network Pro subscriber base. These favorable factors were partly offset by fewer Cornerstone placements and the unfavorable impact of increased diagnostic imaging system placements under up-front customer loyalty programs for which the consideration and related revenue will be deferred and recognized over future periods, which resulted in an overall decrease in diagnostic imaging system sales.

During the third quarter of 2015, we launched IDEXX Neo practice management software, a SaaS practice management system in North America. Under this delivery model, we provide hosted software in the cloud on a subscription basis. During the next year, we anticipate that demand for Neo, our subscription-based SaaS practice management offering, will moderate future revenue growth from new licensed-based Cornerstone placements as we evolve to a subscription-based model for new customer acquisitions of IDEXX practice management systems. We believe that once established, this subscription-based model will provide higher profitability as compared to the historical license-based placements.

 Water. The increase in Water revenue was distributed across all major regions and resulted primarily from higher sales volumes of our Colilert and related accessories used in our coliform and E. coli testing, placements of our Quanti-Tray Sealer PLUS instrument, which we launched in June 2015, and increased sales of our products designed to detect cryptosporidium.

Livestock, Poultry and Dairy. The increase in LPD organic revenue resulted primarily from higher sales volumes of certain bovine tests, poultry and swine tests, most prominently in the Asia-Pacific region and Europe and to a lesser degree in the U.S. and Latin America. These favorable factors were partly offset by a reduction in livestock testing services in the Asia-Pacific region.

Other. The decrease in Other revenue was due primarily to lower sales volumes of our pharmaceutical product line, lower sales volumes of our OPTI Medical blood gas analyzers, most prominently in the Asia Pacific region, and lower average unit sales prices on related OPTI Medical consumables.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Year		For the Year
	Ended		Ended
Gross Profit	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2015	Revenue	2014	Revenue	Change	Change

CAG	$727,626	53.6%	$655,197	53.6%	$72,429	11.1%
Water	68,785	71.0%	62,924	66.4%	5,861	9.3%
LPD	77,227	60.7%	89,519	63.4%	(12,292)	(13.7%)
Other	10,574	49.0%	14,236	53.0%	(3,662)	(25.7%)
Unallocated amounts	6,058	N/A	(5,760)	N/A	11,818	205.2%
Total Company	$890,270	55.6%	$816,116	54.9%	$74,154	9.1%

Gross profit increased due to higher sales, due in part to the prior year drawdown of distributors’ inventory levels, and an increase in the gross profit percentage to 56% from 55%. The increase in the gross profit percentage resulted from lower production costs that are not allocated to our segments, higher average CAG unit sales prices, primarily resulting from distributor margin capture, net of related freight and distribution expenses relating to our transition within the U.S. to an all-direct sales strategy for our rapid assay test kits and VetLab consumables, and the positive net effect of currency. Lower production costs were due primarily to the recognition of previously capitalized favorable standard cost variances for our LPD, VetLab consumables and rapid assay test kits inventories, which are recorded within Unallocated Amounts. The positive net effect of currency resulted from higher relative hedging gains during 2015 as compared to the prior year, which more than offset the unfavorable impact from changes in foreign currency exchange rates.  These overall favorable factors were partly offset by unfavorable product mix, resulting primarily from higher relative instrument revenues which yield lower relative margins during 2015 as compared to 2014.

Companion Animal Group. Gross profit for CAG increased due to higher sales, due in part to the prior year drawdown of distributors’ inventory levels. The gross profit percentage of 54% was unchanged from the prior year as the impact of unfavorable product mix, resulting primarily from higher relative instrument revenues which yield lower relative margins, was entirely offset by the benefit of higher average unit sales prices, primarily resulting from distributor margin capture, net of related freight and distribution expenses relating to our transition within the U.S. to an all-direct sales strategy for our rapid assay test kits and VetLab consumables and the positive net effect of currency. The positive net effect of currency resulted from higher relative hedging gains during 2015 as compared to the prior year, which more than offset the unfavorable impact from changes in foreign currency exchange rates.

Water. Gross profit for Water increased due primarily to an increase in the gross profit percentage from 66% to 71% and higher sales. The increase in the gross profit percentage resulted from the expiration of certain royalties on December 31, 2014 and the positive net effect of currency. The positive net effect of currency resulted from higher relative hedging gains during 2015 as compared to the prior year, which more than offset the unfavorable impact from changes in foreign currency exchange rates. These overall favorable factors were partly offset by a less favorable product mix, due primarily to higher relative instrument and accessories sales which yield lower relative margins.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to lower sales and a decrease in the gross profit percentage from 63% to 61%. The decrease in the gross profit percentage reflects lower volume efficiencies resulting from a decrease in our Asia-Pacific region livestock testing services revenue and current year unfavorability from the absence of the one-time decrease in royalty expense which occurred during the first quarter of 2014, resulting from a settlement with a licensor of certain patents.

Other. Gross profit for Other decreased due to lower sales and a decrease in the gross profit percentage from 53% to 49%. The decrease in the gross profit percentage was due primarily to our OPTI Medical business, including lower average unit sales prices on consumables used by our blood gas analyzers and, to a lesser extent, higher overall manufacturing costs and the unfavorable impact from changes in foreign currency exchange rates. Additionally, the Other gross profit percentage declined due to an unfavorable product mix resulting from lower relative sales of our pharmaceutical product line.

Unallocated Amounts. Gross profit for Unallocated Amounts increased due primarily to a decrease in certain manufacturing costs. The manufacturing costs reported in our operating segments include our standard cost for products sold and any variances from standard cost for products purchased or manufactured within the period. We capitalize these variances for inventory on hand at the end of the period to record inventory in accordance with U.S. GAAP. We then record these variances as cost of product revenue as that inventory is sold. The impact to cost of product revenue resulting from this variance capitalization and subsequent recognition is reported within the caption “Unallocated Amounts.” The net favorable impact to gross profit resulting from decreased manufacturing costs was due to the capitalization of favorable manufacturing variances, primarily related to LPD, VetLab consumables, and our rapid assay test kit inventories, during the twelve months ended December 31, 2014. The majority of these favorable variances were recognized within Unallocated Amounts during the year ended December 31, 2015.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2015	Revenue	2014	Revenue	Change	Change

CAG	$495,984	36.6%	$451,661	36.9%	$44,323	9.8%
Water	24,201	25.0%	23,662	25.0%	539	2.3%
LPD	52,830	41.6%	55,731	39.5%	(2,901)	(5.2%)
Other	10,418	48.3%	11,757	43.8%	(1,339)	(11.4%)
Unallocated amounts	6,925	N/A	13,050	N/A	(6,125)	(46.9%)
Total Company	$590,358	36.9%	$555,861	37.4%	$34,497	6.2%

	For the Year		For the Year
	Ended		Ended
Operating Income	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2015	Revenue	2014	Revenue	Change	Change

CAG	$231,642	17.1%	$203,536	16.6%	$28,106	13.8%
Water	44,584	46.0%	39,262	41.4%	5,322	13.6%
LPD	24,397	19.2%	33,788	23.9%	(9,391)	(27.8%)
Other	156	0.7%	2,479	9.2%	(2,323)	(93.7%)
Unallocated amounts	(867)	N/A	(18,810)	N/A	17,943	95.4%
Total Company	$299,912	18.7%	$260,255	17.5%	$39,657	15.2%

During the year ended December 31, 2015, we recorded an $8.2 million impairment charge related to internally-developed software not yet placed into service within Unallocated Amounts as a result of a strategic shift to refocus our development efforts within our information management business. During the year ended December 31, 2014, the transition to an all-direct sales strategy in the U.S. within our CAG segment reduced operating profit by $35.3 million.  Our all-direct transition impacts consisted of a one-time reduction in operating profit related to the drawdown of inventory held by our U.S. distributors, which reduced operating income by $20.8 million, $5.0 million in incremental expenses related to the ramp up of sales and operating resources and approximately $9.5 million of non-recurring expenses during the year ended December 31, 2014.

For the year ended December 31, 2015, adjusted operating income, which is total Company operating income adjusted for the aforementioned software impairment charge was approximately $308.1 million and 19.2% of revenue, which represents an increase in adjusted operating income of $12.6 million and 4.3%, as compared to the year ended December 31, 2014, which is adjusted for the aforementioned all-direct sales strategy transition impacts. Adjusted operating income is a non-GAAP financial measure and should be considered in addition to, and not as a replacement for or as a superior measure to, operating income reported in accordance with U.S. GAAP. Management believes that reporting adjusted operating income provides useful information to investors by facilitating easier comparisons of our operating income performance with prior and future periods and to the performance of our peers.

See the subsection above titled “Effects of Certain Factors on Results of Operations – Distributor Purchasing and Inventories” for details regarding transitional costs related to moving to an all-direct sales strategy for VetLab consumables and rapid assay products and services within our CAG segment in the U.S.

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2015	Revenue	2014	Revenue	Change	Change

Sales and marketing	$263,907	19.5%	$244,190	20.0%	$19,717	8.1%
General and administrative	159,851	11.8%	137,192	11.2%	22,659	16.5%
Research and development	72,226	5.3%	70,279	5.7%	1,947	2.8%
Total operating expenses	$495,984	36.6%	$451,661	36.9%	$44,323	9.8%

The increase in sales and marketing expense was due primarily to increased personnel-related costs, resulting primarily from our transition to an all-direct sales strategy in the U.S. as well as increases in global commercial resources, and incremental information technology costs to support the all-direct sales strategy. These unfavorable factors were partly offset by the favorable impact from changes in foreign currency exchange rates and the absence of $9.5 million in non-recurring transition costs to implement this all-direct sales strategy. The increase in general and administrative expense resulted primarily from higher personnel-related costs and, to a lesser extent, incremental credit card fees associated with our transition to an all-direct sales strategy in the U.S. partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in research and development expense resulted primarily from higher personnel-related costs, partly offset by lower external development and materials costs.

Water. The following table presents Water operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2015	Revenue	2014	Revenue	Change	Change

Sales and marketing	$12,204	12.6%	$11,494	12.1%	$710	6.2%
General and administrative	9,058	9.3%	9,226	9.7%	(168)	(1.8%)
Research and development	2,939	3.0%	2,942	3.1%	(3)	(0.1%)
Total operating expenses	$24,201	25.0%	$23,662	25.0%	$539	2.3%

The increase in sales and marketing expense was due primarily to higher personnel-related costs and increased spending on promotional activities, partly offset by the favorable impact of changes in foreign currency exchange rates. General and administrative expense for the year ended December 31, 2015 was generally consistent with the prior year as the favorable impact from changes in foreign currency exchange rates was almost entirely offset by increased personnel-related costs. Research and development expense was also generally consistent with the prior year.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2015	Revenue	2014	Revenue	Change	Change

Sales and marketing	$22,307	17.5%	$25,367	18.0%	$(3,060)	(12.1%)
General and administrative	18,655	14.7%	17,354	12.3%	1,301	7.5%
Research and development	11,868	9.3%	13,010	9.2%	(1,142)	(8.8%)
Total operating expenses	$52,830	41.6%	$55,731	39.5%	$(2,901)	(5.2%)

The decrease in sales and marketing expense was due primarily to the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted from higher personnel-related costs, partly offset by the favorable impact from changes in foreign currency exchange rates. The decrease in research and development expense was due primarily to lower personnel-related costs and the favorable impact from changes in foreign currency exchange rates.

Other. Operating expenses for Other, which totaled $10.4 million for the year ended December 31, 2015, decreased $1.3 million as compared to the prior year, due primarily to a reduction in OPTI Medical spending for external product development and the favorable impact of changes in foreign currency exchange rates, partly offset by higher personnel-related costs.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased by $6.1 million to $6.9 million for the year ended December 31, 2015, due primarily to a decrease in personnel-related costs related to cost control initiatives and the absence of certain foreign currency losses on monetary assets, partly offset by the impairment of internal-use software recorded during 2015. We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Interest Income and Interest Expense

Interest income was $2.5 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively. The increase in interest income was due primarily to higher yields from our portfolio of marketable securities that we purchased during 2015.

Interest expense was $29.2 million for the year ended December 31, 2015 as compared to $15.4 million for the prior year. The increase in interest expense was due primarily to approximately $450 million in senior notes that we issued and sold through private placements between July 2014 and June 2015, for which fixed interest rates range from 1.785% to 3.76%. See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our senior notes. In addition, increased interest expense resulted from the impact of higher average borrowings outstanding on our revolving credit facility.

Provision for Income Taxes

Our effective income tax rate was 29.7% for the year ended December 31, 2015 and 26.2% for the year ended December 31, 2014. The increase in our effective income tax rate for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was related to lower relative earnings subject to international tax rates that are lower than domestic tax rates, including the impact of foreign currency exchange rates, as well as a non-recurring benefit recognized during period ended December 31, 2014 related to the deferral of intercompany profits that were included in prior year tax provisions in error, which is not material to prior interim or annual periods.

On December 18, 2015 the Protecting Americans from Tax Hikes Act of 2015 was passed (2015 PATH Act). The 2015 PATH Act provided a retroactive and permanent extension of the U.S. research and development (“R&D”) tax credit.  As a result, we recorded the entire 2015 tax benefit during the three months ended December 31, 2015. As the R&D tax credit was available for both the years ended December 31, 2015 and 2014, it did not have a significant impact on changes in our full-year effective tax rate.

Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

Revenue

The following revenue analysis and discussion focuses on organic revenue growth. Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the twelve months ended December 31, 2014, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of these transactions can vary dramatically from period to period, require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends.

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

Total Company. The following table presents revenue by operating segment:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2014	2013	Change	Change	Currency	Acquisitions	Growth

CAG	$1,223,064	$1,140,292	$82,772	7.3%	(0.7%)	0.3%	7.7%
Water	94,725	87,959	6,766	7.7%	(0.4%)	1.0%	7.1%
LPD	141,179	123,688	17,491	14.1%	(1.2%)	3.8%	11.5%
Other	26,839	25,119	1,720	6.8%	-	-	6.8%
Total	$1,485,807	$1,377,058	$108,749	7.9%	(0.7%)	0.6%	8.0%

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

The increase in both U.S. and international revenues was primarily driven by CAG Diagnostics recurring revenue. The increase in international revenues was driven by strong volume growth in Europe and Asia-Pacific markets. We transitioned to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, resulting in a drawdown of distributors’ inventory levels which reduced reported U.S. revenue growth by 3%. The impact of changes in distributors’ inventory levels did not have a significant impact on reported international revenue growth.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Year	For the Year
	Ended	Ended			Percentage	Percentage	Organic
Net Revenue	December 31,	December 31,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2014	2013	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics recurring revenue:	$1,039,252	$964,009	$75,243	7.8%	(0.7%)	0.3%	8.2%
VetLab consumables	341,407	312,457	28,950	9.3%	(0.6%)	-	9.9%
VetLab service and accessories	53,006	50,675	2,331	4.6%	(0.8%)	-	5.4%
Rapid assay products	165,647	169,547	(3,900)	(2.3%)	(0.4%)	-	(1.9%)
Reference laboratory diagnostic and consulting services	479,192	431,330	47,862	11.1%	(0.8%)	0.6%	11.3%
CAG Diagnostics capital instruments	79,993	83,492	(3,499)	(4.2%)	(1.2%)	-	(3.0%)
Customer information management and diagnostic imaging systems	103,819	92,791	11,028	11.9%	(0.5%)	0.5%	11.9%
Net CAG revenue	$1,223,064	$1,140,292	$82,772	7.3%	(0.7%)	0.3%	7.7%

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

The increase in customer information management and diagnostic imaging systems revenue was due primarily to a growing Pet Health Network Pro subscriber base, higher support revenue resulting from an increase in our installed base of diagnostic imaging and practice management systems and higher revenue from hardware upgrades as a result of Microsoft ending support for Windows XP.

Water. The increase in Water revenue resulted from higher revenue from our Colilert products and related accessories, due primarily to increased sales volumes worldwide resulting from the acquisition of new customers.

Livestock, Poultry and Dairy. The increase in LPD organic revenue was due primarily to higher sales of certain bovine test products and livestock testing services in the Asia-Pacific region, higher volumes in Europe of our milk-based bovine pregnancy test and higher sales of poultry tests in Europe and Latin America.  The acquisition of a Brazilian distributor of our LPD products in the third quarter of 2013 added 4% to reported revenue growth for the year ended December 31, 2014 as compared to the prior year.

Other. The increase in Other revenue was due primarily to higher milestone revenue from our pharmaceutical out-licensing arrangements earned during the year ended December 31, 2014 and higher sales volumes associated with our OPTI Medical consumables and pharmaceutical product line. These favorable impacts were partly offset by lower sales of our OPTI Medical instruments in Latin America.

Gross Profit

Total Company. The following table presents gross profit and gross profit percentages by operating segment:

	For the Year		For the Year
	Ended		Ended
Gross Profit	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2014	Revenue	2013	Revenue	Change	Change

CAG	$655,197	53.6%	$609,602	53.5%	$45,595	7.5%
Water	62,924	66.4%	58,218	66.2%	4,706	8.1%
LPD	89,519	63.4%	69,267	56.0%	20,252	29.2%
Other	14,236	53.0%	12,650	50.4%	1,586	12.5%
Unallocated amounts	(5,760)	N/A	6,381	N/A	(12,141)	(190.3%)
Total Company	$816,116	54.9%	$756,118	54.9%	$59,998	7.9%

Gross profit increased due to higher sales. The gross profit percentage was consistent with the prior year, as the favorable impacts of higher average unit sales prices for our CAG Diagnostics recurring revenue portfolio and for our LPD test products, combined with lower overall VetLab product costs were offset by impacts related to our transition to an all-direct sales strategy in the U.S. during the fourth quarter of 2014, including an unfavorable product mix resulting from the inventory drawdown of higher margin rapid assay test kits and VetLab consumables from our U.S. distributors and higher freight and distribution costs.

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

Livestock, Poultry and Dairy. Gross profit for LPD increased due to an improvement in the gross profit percentage to 63% from 56% and higher sales. The increase in the gross profit percentage resulted from lower overall manufacturing costs, driven by higher production volumes, a decrease in royalty expense and higher average unit sales prices. The decrease in royalty expense was due primarily to an agreement executed in the first quarter of 2014 with a licensor of patents related to the sale of certain swine tests.

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

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2014	Revenue	2013	Revenue	Change	Change

CAG	$451,661	36.9%	$397,045	34.8%	$54,616	13.8%
Water	23,662	25.0%	20,897	23.8%	2,765	13.2%
LPD	55,731	39.5%	49,020	39.6%	6,711	13.7%
Other	11,757	43.8%	10,245	40.8%	1,512	14.8%
Unallocated amounts	13,050	N/A	12,149	N/A	901	7.4%
Total Company	$555,861	37.4%	$489,356	35.5%	$66,505	13.6%

	For the Year		For the Year
	Ended		Ended
Operating Income	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2014	Revenue	2013	Revenue	Change	Change

CAG	$203,536	16.6%	$212,558	18.6%	$(9,022)	(4.2%)
Water	39,262	41.4%	37,321	42.4%	1,941	5.2%
LPD	33,788	23.9%	20,246	16.4%	13,542	66.9%
Other	2,479	9.2%	2,405	9.6%	74	3.1%
Unallocated amounts	(18,810)	N/A	(5,768)	N/A	(13,042)	(226.1%)
Total Company	$260,255	17.5%	$266,762	19.4%	$(6,507)	(2.4%)

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

See the subsection above titled “Effects of Certain Factors on Results of Operations – Distributor Purchasing and Inventories” for details regarding transitional costs related to moving to an all-direct sales strategy for VetLab consumables and rapid assay products and services within our CAG segment in the U.S.

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2014	Revenue	2013	Revenue	Change	Change

Sales and marketing	$244,190	20.0%	$208,839	18.3%	$35,351	16.9%
General and administrative	137,192	11.2%	125,384	11.0%	11,808	9.4%
Research and development	70,279	5.7%	62,822	5.5%	7,457	11.9%
Total operating expenses	$451,661	36.9%	$397,045	34.8%	$54,616	13.8%

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

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Year		For the Year
	Ended		Ended
Operating Expenses	December 31,	Percent of	December 31,	Percent of	Dollar	Percentage
(dollars in thousands)	2014	Revenue	2013	Revenue	Change	Change

Sales and marketing	$25,367	18.0%	$21,124	17.1%	$4,243	20.1%
General and administrative	17,354	12.3%	15,348	12.4%	2,006	13.1%
Research and development	13,010	9.2%	12,548	10.1%	462	3.7%
Total operating expenses	$55,731	39.5%	$49,020	39.6%	$6,711	13.7%

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

We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

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

Provision for Income Taxes

Our effective income tax rate was 26.2% for the year ended December 31, 2014 and 28.7% for the year ended December 31, 2013. The decrease in our effective income tax rate for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was related to higher relative earnings subject to international tax rates that are lower than domestic tax rates, a non-recurring benefit related to the deferral of intercompany profits that were included in prior year tax provisions in error, which is not material to current or prior interim or annual periods, and the resolution of domestic and international tax audits, which resulted in a net reduction in our provision for uncertain tax positions. These favorable factors were partly offset by a reduction in the benefit from the R&D tax credit. During the three months ended March 31, 2013, legislation in the U.S. retroactively allowed the R&D tax credit for all of 2012 and extended the R&D tax credit through the year ended December 31, 2013. As a result, in the year ended December 31, 2013 we recorded the benefit of two years of R&D tax credit as compared to the year ended December 31, 2014 in which we have recorded only the benefit related to that year’s activities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 to the consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

We fund the capital needs of our business through cash on hand, funds generated from operations, and amounts available on our $850 million five-year unsecured revolving credit facility under an amended and restated credit agreement that we executed in December 2015 (the “Credit Facility”). In addition, we issued $150 million of senior notes in February 2015 and €88.9 million (approximately $100 million) of euro-denominated senior notes in June 2015. During the twelve months ended December 31, 2015, we purchased marketable debt securities using a portion of our cash balances. At December 31, 2015 and 2014, we had $342.6 million and $322.5 million, respectively, of cash,  cash equivalents and marketable securities. Working capital, including our Credit Facility, totaled negative $35.1 million and negative $61.5 million, respectively, at December 31, 2015 and December 31, 2014. Additionally, at December 31, 2015, we had remaining borrowing availability of $276.0 million under our $850 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, our portfolio of short-duration marketable securities, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will also be sufficient for the foreseeable future to fund our business as currently conducted.

We consider the majority of the operating earnings of certain of our non-U.S. subsidiaries to be indefinitely invested outside the U.S. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of our non-U.S. subsidiaries. Changes to this position could have adverse tax consequences. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable for several reasons including the complexity of laws and regulations in the various jurisdictions where we operate, the varying tax treatment of potential repatriation scenarios and the timing of any future repatriation. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.

Of our total cash, cash equivalents and marketable securities at December 31, 2015, approximately $341.2 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. We held marketable securities with original maturities of two years or less that had an average AA- credit rating as of December 31, 2015. Of the $213.6 million in marketable securities held as of December 31, 2015, approximately 83% of the fair value of our marketable securities consisted of corporate bonds, 6% consisted of agency bonds, with the remainder consisting of U.S. and Canadian government bonds, municipal bonds, commercial paper and certificates of deposit. Of the $129.0 million of cash and cash equivalents held as of December 31, 2015, 85% was held as bank deposits, 6% was invested in money market funds restricted to U.S. government and agency securities, 6% was invested in money market funds invested in highly liquid investment-grade fixed-income securities and the remainder consisted of commercial paper and agency bonds with original maturities of less than ninety days. As of December 31, 2015, approximately 70% of the cash, cash equivalents and marketable securities held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2015	2015	2015	2015	2014

Days sales outstanding (1)	43.3	43.8	43.7	41.6	40.6
Inventory turns (2)	1.5	1.5	1.5	1.6	1.7

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Years Ended December 31,
(dollars in thousands)	2015	2014	Dollar Change

Net cash provided by operating activities	$216,364	$235,846	$(19,482)
Net cash used by investing activities	(308,406)	(80,413)	(227,993)
Net cash used by financing activities	(95,552)	(103,438)	7,886
Net effect of changes in exchange rates on cash	(5,948)	(8,517)	2,569
Net increase in cash and cash equivalents	$(193,542)	$43,478	$(237,020)

Operating Activities. Cash provided by operating activities was $216.4 million for the twelve months ended December 31, 2015 compared to $235.8 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $297.5 million for the twelve months ended December 31, 2015 compared to $261.6 million for the same period in 2014, resulting in incremental operating cash flows of $35.9 million driven primarily by the impact of higher net income, net of depreciation and amortization expense and an impairment of internally-developed software recorded during the twelve months ended December 31, 2015. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $81.1 million and $25.8 million for the twelve months ended December 31, 2015 and 2014, respectively, resulting in an incremental decrease in cash of $55.3 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Years Ended December 31,
(dollars in thousands)	2015	2014	Dollar Change

Accounts receivable	$(50,142)	$(3,626)	$(46,516)
Inventories	(34,969)	(38,310)	3,341
Accounts payable	(2,468)	6,703	(9,171)
Deferred revenue	(319)	14,195	(14,514)
Other assets and liabilities	18,087	11,319	6,768
Tax benefit from share-based compensation arrangements	(11,315)	(16,078)	4,763
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(81,126)	$(25,797)	$(55,329)

The incremental cash used by accounts receivable during the twelve months ended December 31, 2015 was due primarily to our transition to an all-direct strategy in the U.S., including the establishment of accounts receivable directly with our U.S. end-users that previously purchased from our U.S. distribution partners, which take a longer elapsed time to collect. Additionally, accounts receivable was impacted by increased revenues during the twelve months ended December 31, 2015, relative to the same period in the prior year, including the margin capture associated with the aforementioned all-direct strategy. In contrast, we received the benefit of collecting the final accounts receivable from our U.S. distribution partners during December 2014. The net incremental cash provided by other assets and accrued liabilities was due primarily to lower income taxes receivable resulting from 2014 tax payments in advance of the Tax Increase Prevention Act enactment and related benefits late in the fourth quarter of 2014, as well as the recognition of previously deferred Catalyst instrument costs under the Catalyst One introductory offer where we recognized the revenue and cost of Catalyst instruments upon delivery of the Catalyst One instruments or customer election to keep the Catalyst Dx instruments during 2015. These factors were partly offset by the incremental cash used for personnel-related accruals, including higher relative payments related to employee incentive programs and higher payments for other accruals due to increases in expenses during the twelve months ended December 31, 2015, as compared to the same period of the prior year. The cash used by deferred revenue during the twelve months ended December 31, 2015, as compared to cash provided during the same period of the prior year, was due primarily to the aforementioned Catalyst One introductory offer. Cash used by inventories continued at a similar level to 2014 due to growth in volume commitment rental programs in international markets and relatively higher inventory levels to support new instrument and diagnostic test launches.

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

Investing Activities.  Cash used by investing activities was $308.4 million for the twelve months ended December 31, 2015, as compared to $80.4 million for the same period of the prior year. The increase in cash used by investing activities was due primarily to the purchase of marketable securities during the twelve months ended December 31, 2015. To a lesser extent, incremental capital investments in our reference laboratory equipment and facilities during the twelve months ended December 31, 2015 also contributed to the increase in cash used by investing activities.

Our total capital expenditure plan for 2016 is estimated to be approximately $90 million, which includes capital investments in manufacturing and reference laboratory equipment, investments in internal use software and information technology infrastructure and the renovation and expansion of our facilities and reference laboratories.

Financing Activities. Cash used by financing activities was $95.6 million for the twelve months ended December 31, 2015 compared to cash used of $103.4 million for the same period in 2014. The decrease in cash used by financing activities was due to a decrease in cash used to repurchase our common stock, the aggregate issuance of approximately $250 million of senior notes during the twelve months ended December 31, 2015 as compared to $200 million of senior notes issued during the same period of the prior year, and lower relative net borrowings under the Credit Facility during the twelve months ended December 31, 2015, as compared to the same period of the prior year.

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

Cash used to repurchase shares of our common stock decreased by $216.2 million during the twelve months ended December 31, 2015, as compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to December 31, 2015, we have repurchased 58.2 million shares. During the twelve months ended December 31, 2015, we purchased 5.7 million shares for an aggregate cost of $406.4 million, as compared to purchases of 9.8 million shares for an aggregate cost of $618.2 million during 2014. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information about our share repurchases.

As noted above, we refinanced our existing $700 million Credit Facility during December 2015, increasing the principal amount there under to $850 million. The Credit Facility matures on December 4, 2020 and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until December 2020, all amounts borrowed under the terms of the Credit Facility are reflected in the current liabilities section in the accompanying consolidated balance sheets because the Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to notify the syndicate of such an event. Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.375 percentage points above the London interbank offered rate or the Canadian Dollar-denominated bankers’ acceptance rate, based on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.375%, based on our leverage ratio.

Net borrowing and repayment activity under the Credit Facility resulted in less cash provided of $248.0 million during the twelve months ended December 31, 2015, as compared to the same period of the prior year. At December 31, 2015, we had $573.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, and certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation not to exceed 3.5-to-1. At December 31, 2015, we were in compliance with the covenants of the Credit Facility. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

Since December 2013, we have issued and sold through private placements senior notes having an aggregate principal amount of approximately $600 million pursuant to certain note purchase agreements (collectively, the “Senior Note Agreements”). The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At December 31, 2015, we were in compliance with the covenants of the Senior Note Agreements. See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for additional information regarding our senior notes.

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

Other Commitments, Contingencies and Guarantees

Under our workers’ compensation insurance policies for U.S. employees, we have retained the first $300,000, $300,000 and $250,000 in claim liability per incident with aggregate maximum claim liabilities per year of $3.5 million, $2.3 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Workers’ compensation expense recognized during the years ended December 31, 2015, 2014 and 2013 and our respective liability for such claims as of December 31, 2015, 2014, and 2013 was not material. Claims incurred during the years ended December 31, 2015 and 2014 are relatively undeveloped as of December 31, 2015. Therefore, it is possible that we could incur additional healthcare and wage indemnification costs beyond those previously recognized up to our aggregate liability for each of the respective claim years. For the years ended on or prior to December 31, 2013, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability in excess of the amounts deemed probable and previously recognized, is not material as of December 31, 2015. As of December 31, 2015, we had outstanding letters of credit totaling $1.3 million to the insurance companies as security for these claims in connection with these policies.

Under our current employee healthcare insurance policy for U.S. employees, we retain claims liability risk up to $425,000, $375,000 and $325,000 per incident per year in 2015, 2014 and 2013, respectively. We recognized employee healthcare claim expense of $34.6 million, $32.0 million and $29.2 million during the years ended December 31, 2015, 2014 and 2013, respectively, which represents actual claims paid and an estimate of our liability for the uninsured portion of employee healthcare obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations. Our estimated liability for healthcare claims that have been incurred but not paid as of December 31, 2015 and 2014 was $4.8 million and $4.1 million, respectively.

We have total contingent consideration liabilities outstanding of up to $11.4 million primarily related to the achievement of certain revenue milestones. We have recorded $5.9 and $6.3 million of contingent consideration liabilities on our consolidated balance sheets at December 31, 2015 and 2014, respectively. We have not accrued for $5.5 million of contingent consideration liabilities, related to the acquisition of an intangible asset in 2008, as we do not deem the achievement of associated revenue milestones to be probable of occurring as of December 31, 2015.

We are contractually obligated to make the following payments in the years below:

Contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations (1)	$775,745	$20,069	$40,137	$40,137	$675,402
Operating leases	64,880	16,222	24,724	12,928	11,006
Purchase obligations (2)	161,276	135,564	17,240	4,408	4,064
Minimum royalty payments	3,124	889	1,268	614	353
Total contractual cash obligations	$1,005,025	$172,744	$83,369	$58,087	$690,825

(1)	Long-term debt amounts include interest payments associated with long-term debt.
(2)

Purchase obligations include agreements and purchase orders to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including fixed or minimum quantities, pricing, and approximate timing of purchase transactions.

These commitments do not reflect unrecognized tax benefits of $7.2 million and deferred compensation liabilities of $2.3 million as of December 31, 2015 as the timing of recognition is uncertain. Refer to Note 12 of the consolidated financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K for additional discussion of unrecognized tax benefits.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk consists primarily of foreign currency exchange risk and interest rate risk. Our functional currency is the U.S. dollar and our primary manufacturing operations and inventory supply contracts are in the U.S., but we distribute our products worldwide both through direct export and through our foreign subsidiaries. Our primary foreign currency transaction risk consists of intercompany purchases and sales of products and we attempt to mitigate this risk through our hedging program described below. For the year ended December 31, 2015, approximately 25% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 28% and 26% for the years ended December 31, 2014 and 2013, respectively. The functional currency of most of our subsidiaries is their local currency. For three of our subsidiaries located in the Netherlands, Singapore and Dubai, the functional currency is the U.S. dollar.

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with large multinational financial institutions and we do not hold or engage in transactions involving derivative instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions. If a hedging instrument qualifies for hedge accounting, changes in the fair value of the derivative instrument from the effective portion of the hedge are deferred in accumulated other comprehensive income, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedge instrument is not effective in achieving offsetting changes in fair value. We primarily utilize foreign currency exchange contracts with durations of less than 24 months.

Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into other foreign currency exchange contracts or foreign-denominated debt issuances to minimize the impact of foreign currency fluctuations associated with specific balance sheet exposures, including net investments in certain foreign subsidiaries. See Note 17 to the consolidated financial statements of this Annual Report on Form 10-K for details regarding euro-denominated notes issued during 2015 that we designated as a hedge of our euro net investment in certain foreign subsidiaries.

Our foreign currency hedging strategy is consistent with prior periods and there were no material changes in our market risk exposure during the year ended December 31, 2015.  We enter into foreign currency exchange contracts designated as cash flow hedges for amounts that are less than the full value of forecasted intercompany purchases and sales and for amounts that are equivalent to, or less than, other significant transactions. As a result, no significant ineffectiveness has resulted or been recorded through the statements of operations for the years ended December 31, 2015, 2014 and 2013.  Our hedging strategy related to intercompany inventory purchases and sales is to employ the full amount of our hedges for the succeeding year at the conclusion of our budgeting process for that year. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. Accordingly, our risk with respect to foreign currency exchange rate fluctuations may vary throughout each annual cycle.

We enter into hedge agreements where we believe we have meaningful exposure to foreign currency exchange risk, with the exception of certain emerging markets where it is not practical to hedge our exposure. We hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Swiss franc.  We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany purchases and sales totaled $176.1 million and $186.7 million at December 31, 2015 and December 31, 2014, respectively. At December 31, 2015, we had $2.5 million of net unrealized gains on foreign currency exchange contracts recorded in accumulated other comprehensive income, net of related tax expense.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for 2016, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, a 10% strengthening of the U.S. dollar would reduce operating income by approximately $13 million. This level is higher than in previous years due to the addition of estimated unhedged foreign currency exposures, including emerging market currencies that have higher relative revenue growth and volatility. The impact of the intercompany and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have.

In December 2015, we refinanced our existing $700 million unsecured revolving credit facility by entering into an amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $850 million with a syndicate of multinational banks, which matures on December 4, 2020 (the new credit facility and the previous credit facility are referred to collectively as the “Credit Facility”) and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until December 4, 2020, all individual borrowings under the terms of the Credit Facility have a stated term between 30 and 180 days. As discussed below, we have entered into forward fixed interest rate swaps to mitigate a portion of our interest rate risk through June 30, 2016. Borrowings outstanding under the Credit Facility at December 31, 2015 were $573.0 million at a weighted-average effective interest rate of 1.9%. Based on amounts outstanding under our Credit Facility as of December 31, 2015 and assuming we do not enter into additional interest rate swap agreements following their expiration on June 30, 2016, an increase in the LIBOR or the CDOR of 1% would increase interest expense by approximately $5.3 million on an annualized basis.

The variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.36% plus the Credit Spread through June 30, 2016. Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility became effectively fixed at 1.64% plus the Credit Spread through June 30, 2016. We have designated these swaps as qualifying instruments to be accounted for as cash flow hedges. At December 31, 2015, we had $0.2 million in unrealized losses on interest rate swaps, recorded in other comprehensive income, net of related tax benefit. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for a discussion of our derivative instruments and hedging activities.

During the year ended December 31, 2015, we purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheet included in this Annual Report on Form 10-K. The fair value of our cash equivalents and marketable securities is subject to changes in market interest rates. As of December 31, 2015, we estimate that a 1% increase in market interest rates would decrease the fair value of our marketable securities portfolio by approximately $0.8 million.

Additionally, our cash equivalents and marketable securities are subject to credit risk. The fair value of our investments can be negatively impacted by liquidity, credit deterioration, financial results and other factors. To minimize this risk, we invest in high quality investments with original maturities of two years or less. We perform periodic evaluations of the credit ratings related to cash equivalents and marketable securities.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report commencing on page F-1.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at December 31, 2015, our chief executive officer and chief financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we concluded that, at December 31, 2015, our internal control over financial reporting was effective.

The effectiveness of the Company's internal control over financial reporting at December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Certifications

The certifications with respect to disclosure controls and procedures and internal control over financial reporting of the Company’s chief executive officer and chief financial officer are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item with respect to Directors, executive officers, compliance with Section 16(a)  of the Exchange Act, our code of ethics and corporate governance is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance - Proposal One - Election of Directors,” “Executive Officers,” “Stock Ownership Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Corporate Governance Guidelines and Code of Ethics” and “Corporate Governance –Board Committees” in the Company’s definitive Proxy Statement with respect to its 2016 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Executive Compensation – Compensation Discussion and Analysis,” “Executive Compensation – Executive Compensation Tables,” “Executive Compensation – Potential Payments Upon Termination or Change-in-Control,” “Corporate Governance –Board Committees – Compensation Committee – Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Company’s definitive Proxy Statement with respect to its 2016 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item with respect to Item 201(d) of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement with respect to its 2016 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.  The information required by this Item with respect to Item 403 of Regulation S-K is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Stock Ownership Information” in the Company’s definitive Proxy Statement with respect to its 2016 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the sections entitled “Corporate Governance – Related Person Transactions” and “Corporate Governance – Director Independence” in the Company’s definitive Proxy Statement with respect to its 2016 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is omitted from this Annual Report on Form 10-K and, pursuant to Regulation 14A of the Exchange Act, is incorporated herein by reference from the section entitled “Audit Committee Matters - Independent Auditors’ Fees” in the Company’s definitive Proxy Statement with respect to its 2016 Annual Meeting, which Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this report.

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

AND

CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of IDEXX Laboratories, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of IDEXX Laboratories, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 16, 2016

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2015	2014

ASSETS
Current Assets:
Cash and cash equivalents	$128,994	$322,536
Marketable securities	213,591	-
Accounts receivable, net of reserves of $5,128 in 2015 and $4,306 in 2014	188,318	152,380
Inventories	188,833	160,342
Deferred income tax assets	39,829	37,689
Other current assets	62,069	86,451
Total current assets	821,634	759,398
Long-Term Assets:
Property and equipment, net	333,026	303,587
Goodwill	178,934	184,450
Intangible assets, net	55,909	65,122
Other long-term assets	85,490	71,654
Total long-term assets	653,359	624,813
TOTAL ASSETS	$1,474,993	$1,384,211

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$52,648	$44,743
Accrued liabilities	205,530	195,351
Line of credit	573,000	549,000
Current portion of deferred revenue	25,583	31,812
Total current liabilities	856,761	820,906
Long-Term Liabilities:
Deferred income tax liabilities	49,389	41,688
Long-term debt	597,085	350,000
Long-term deferred revenue, net of current portion	27,055	21,665
Other long-term liabilities	28,698	32,363
Total long-term liabilities	702,227	445,716
Total liabilities	1,558,988	1,266,622

Commitments and Contingencies (Note 14)

Stockholders’ Equity (Deficit):
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 102,237 and 101,947 shares in 2015 and 2014, respectively	10,258	10,195
Additional paid-in capital	940,534	888,293
Deferred stock units: Outstanding: 240 and 235 units in 2015 and 2014, respectively	5,409	5,066
Retained earnings	318,356	1,675,299
Accumulated other comprehensive loss	(42,265)	(8,071)
Treasury stock, at cost: 12,242 and 54,574 shares in 2015 and 2014, respectively	(1,316,417)	(2,453,266)
Total IDEXX Laboratories, Inc. stockholders’ equity (deficit)	(84,125)	117,516
Noncontrolling interest	130	73
Total stockholders’ equity (deficit)	(83,995)	117,589
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,474,993	$1,384,211

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013

Revenue:
Product revenue	$974,933	$899,412	$854,531
Service revenue	626,959	586,395	522,527
Total revenue	1,601,892	1,485,807	1,377,058
Cost of Revenue:
Cost of product revenue	360,208	335,046	318,685
Cost of service revenue	351,414	334,645	302,255
Total cost of revenue	711,622	669,691	620,940
Gross profit	890,270	816,116	756,118

Expenses:
Sales and marketing	299,955	283,708	243,492
General and administrative	182,510	173,890	157,861
Research and development	99,681	98,263	88,003
Impairment charge	8,212	-	-
Income from operations	299,912	260,255	266,762
Interest expense	(29,239)	(15,429)	(5,386)
Interest income	2,468	1,729	1,885
Income before provision for income taxes	273,141	246,555	263,261
Provision for income taxes	81,006	64,604	75,467
Net income	192,135	181,951	187,794
Less: Net income (loss) attributable to noncontrolling interest	57	45	(6)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$192,078	$181,906	$187,800

Earnings per Share:
Basic	$2.07	$1.82	$1.77
Diluted	$2.05	$1.79	$1.74
Weighted Average Shares Outstanding:
Basic	92,601	100,094	106,318
Diluted	93,649	101,503	107,970

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013

Net income	$192,135	$181,951	$187,794
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(30,718)	(29,126)	(4,502)
Unrealized gain on net investment hedge	1,894	-	-
Unrealized gain (loss) on investments, net of tax expense (benefit) of ($93), ($63) and $165 in 2015, 2014, and 2013, respectively	(226)	(107)	279
Unrealized gain (loss) on derivative instruments:
Unrealized gain, net of tax expense of $3,736, $4,073 and $1,555 in 2015, 2014 and 2013, respectively	8,839	9,542	3,781
Less: reclassification adjustment for gains included in net income, net of tax expense of $5,853, $756 and $679 in 2015, 2014 and 2013, respectively	(13,983)	(2,002)	(1,890)
Unrealized gain (loss) on derivative instruments	(5,143)	7,540	1,891
Other comprehensive loss, net of tax	(34,194)	(21,693)	(2,332)
Comprehensive income	157,941	160,258	185,462
Less: comprehensive income (loss) attributable to noncontrolling interest	57	45	(6)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$157,884	$160,213	$185,468

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except per share amounts)

						Accumulated
	Common Stock		Additional	Deferred		Other			Total
	Number of Shares	$0.10 Par Value	Paid-in Capital	Stock Units	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Stockholders’ Equity (Deficit)
Balance January 1, 2013	100,160	$10,016	$757,214	$4,630	$1,305,593	$15,954	$(1,457,184)	$34	$636,257
Net income (loss)	-	-	-	-	187,800	-	-	(6)	187,794
Other comprehensive loss, net	-	-	-	-	-	(2,332)	-	-	(2,332)
Repurchases of common stock	-	-	-	-	-	-	(372,194)	-	(372,194)
Common stock issued under stock plans, including excess tax benefit	1,028	103	51,861	(38)	-	-	-	-	51,926
Deferred stock units activity	-	-	(259)	448	-	-	-	-	189
Share-based compensation cost	-	-	16,504	70	-	-	-	-	16,574
Balance December 31, 2013	101,188	$10,119	$825,320	$5,110	$1,493,393	$13,622	$(1,829,378)	$28	$518,214
Net income	-	-	-	-	181,906	-	-	45	181,951
Other comprehensive loss, net	-	-	-	-	-	(21,693)	-	-	(21,693)
Repurchases of common stock	-	-	-	-	-	-	(623,888)	-	(623,888)
Common stock issued under stock plans, including excess tax benefit	759	76	45,162	-	-	-	-	-	45,238
Deferred stock units activity	-	-	(218)	(114)	-	-	-	-	(332)
Share-based compensation cost	-	-	18,029	70	-	-	-	-	18,099
Balance December 31, 2014	101,947	$10,195	$888,293	$5,066	$1,675,299	$(8,071)	$(2,453,266)	$73	$117,589
Net income	-	-	-	-	192,078	-	-	57	192,135
Other comprehensive loss, net	-	-	-	-	-	(34,194)	-	-	(34,194)
Repurchases of common stock	-	-	-	-	-	-	(412,172)	-	(412,172)
Stock split enacted through stock dividend	-	-	-	-	(1,518,264)	-	1,518,264	-	-
Shares retired	(346)	-	-	-	(30,757)	-	30,757	-	-
Common stock issued under stock plans, including excess tax benefit	636	63	32,700	-	-	-	-	-	32,763
Deferred stock units activity	-	-	(258)	258	-	-	-	-	-
Share-based compensation cost	-	-	19,799	85	-	-	-	-	19,884
Balance December 31, 2015	102,237	$10,258	$940,534	$5,409	$318,356	$(42,265)	$(1,316,417)	$130	$(83,995)

The accompanying notes are an integral part of these consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013

Cash Flows from Operating Activities:
Net income	$192,135	$181,951	$187,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,956	58,888	54,596
Amortization on marketable securities, net	1,432	-	-
Impairment charge	8,212	-	-
Provision for uncollectible accounts	2,200	2,035	1,601
Provision for deferred income taxes	5,143	830	2,073
Share-based compensation expense	19,884	18,099	16,539
Other	(472)	(160)	614
Tax benefit from share-based compensation arrangements	(11,315)	(16,078)	(14,158)
Changes in assets and liabilities:
Accounts receivable	(50,142)	(3,626)	(15,946)
Inventories	(34,969)	(38,310)	(1,347)
Accounts payable	(2,468)	6,703	(4,399)
Deferred revenue	(319)	14,195	6,442
Other assets and liabilities	18,087	11,319	12,187
Net cash provided by operating activities	216,364	235,846	245,996
Cash Flows from Investing Activities:
Purchases of property and equipment	(82,921)	(60,523)	(77,612)
Purchase of marketable securities	(271,958)	-	-
Proceeds from the sale and maturities of marketable securities	56,775	-	-
Proceeds from disposition of pharmaceutical product lines	-	-	3,500
Proceeds from sale of equity investment	-	5,400	-
Acquisitions of intangible assets	-	(175)	(1,024)
Acquisition of businesses, net of cash acquired	(10,302)	(25,115)	(10,923)
Net cash used by investing activities	(308,406)	(80,413)	(86,059)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	24,000	272,000	65,000
Issuance of senior notes	250,097	200,000	150,000
Debt issue costs	(1,380)	(1,406)	(976)
Payment of notes payable	-	(1,394)	(1,107)
Repurchases of common stock	(401,981)	(618,158)	(367,761)
Proceeds from exercises of stock options and employee stock purchase plans	22,397	29,442	38,235
Tax benefit from share-based compensation arrangements	11,315	16,078	14,158
Net cash used by financing activities	(95,552)	(103,438)	(102,451)
Net effect of changes in exchange rates on cash	(5,948)	(8,517)	(2,414)
Net increase (decrease) in cash and cash equivalents	(193,542)	43,478	55,072
Cash and cash equivalents at beginning of period	322,536	279,058	223,986
Cash and cash equivalents at end of period	$128,994	$322,536	$279,058

Supplemental Disclosures of Cash Flow Information:
Interest paid	$27,187	$12,284	$5,024
Income taxes paid	$54,877	$60,239	$67,721

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

We develop, manufacture and distribute products and provide services for the veterinary, bioresearch, water, livestock, poultry and dairy markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our principal line of business, which we refer to as our Companion Animal Group (“CAG”) operating segment, provides diagnostic capabilities and information management solutions for the veterinary market as well as and biological materials testing and services for the bioresearch market. Our principal markets for these products and services are the United States (“U.S.”) and Europe, but we also sell to customers and distributors in many other countries around the world. Our Water operating segment provides innovative testing solutions for the quality and safety of water in our principal markets the U.S. and Europe, but we also sell to customers in many other countries around the world. Our Livestock, Poultry and Dairy (“LPD”) operating segment provides diagnostic tests and related instrumentation and performs services that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk and food. Our principal markets for these products and services is Europe, China and Australia but we also sell to customers in many other countries around the world. We also operate a smaller operating segment that comprises products for the human point-of-care medical diagnostics market (“OPTI Medical”). Financial information about the OPTI Medical operating segment is combined and presented with our pharmaceutical product line and out-licensing arrangements remaining from our pharmaceutical business in an “Other” category because they do not meet the quantitative or qualitative thresholds for reportable segments. See Note 15 for additional information regarding our reportable operating segments, products and services and geographical areas.

Stock Split

On May 6, 2015, we announced a two-for-one split of our outstanding shares of common stock which was effected through a stock dividend that was paid through the issuance of treasury shares. The stock split entitled each stockholder of record at the close of business on May 18, 2015 to receive one additional share of common stock for each outstanding share of common stock held. The additional shares of our common stock paid pursuant to the stock split were distributed by the Company’s transfer agent on June 15, 2015. All share and per share amounts in the consolidated balance sheets, consolidated statement of operations and notes to the consolidated financial statements retroactively reflect the effect of the stock split unless otherwise noted.

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

(b)Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of ninety days or less to be cash equivalents. Cash and cash equivalents consist primarily demand deposits, money market funds and short duration agency bonds and commercial paper as described above. There is no restricted cash on our consolidated balance sheet for the years ended December 31, 2015 and 2014.

(c)Marketable Securities

During the year ended December 31, 2015, we purchased marketable debt securities, which are classified as available-for-sale and carried at fair value in the accompanying consolidated balance sheets on a trade date basis. We have classified our investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Unrealized holding gains and losses are deferred within accumulated other comprehensive income (“AOCI”), net of applicable taxes, except for when an impairment is determined to be other-than-temporary or the security is divested prior to maturity. Within the accompanying consolidated statements of operations, interest earned and amortization of premiums or discounts on marketable securities are included in interest income, realized gains and losses on the sale of our marketable securities are included in other income.

(d)Inventories

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

(e)Property and Equipment

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

We capitalize interest on the acquisition and construction of significant assets that require a substantial period of time to be made ready for use. The capitalized interest is included in the cost of the completed asset and depreciated over the asset’s estimated useful life. The amount of interest capitalized during the years ended December 31, 2015 and 2014 was not material.

We capitalize certain costs incurred in connection with developing or obtaining software designated for internal use based on three distinct stages of development. Qualifying costs incurred during the application development stage, which consist primarily of internal payroll and direct fringe benefits and external direct project costs, including labor and travel, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the preliminary project and post-implementation and operation phases are expensed as incurred. These costs are general and administrative in nature and relate primarily to the determination of performance requirements, data conversion and training. Software developed to deliver hosted services to our customers has been designated as internal use. See Note 7 for further information regarding costs capitalized in connection with software developed for internal use.

(f)Goodwill and Other Intangible Assets

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

Our business combinations regularly include contingent consideration arrangements that require additional consideration to be paid based on the achievement of established objectives, most commonly surrounding the retention of customers during the post-combination period. We assess contingent consideration to determine if it is part of the business combination or if it should be accounted for separately from the business combination in the post-combination period. Contingent consideration is recognized at its fair value on the acquisition date. A liability resulting from contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in fair value recognized in earnings.  Changes in fair value of contingent consideration and differences arising upon settlement were not material during the years ended December 31, 2015, 2014 and 2013. See Note 3 for additional information regarding contingent consideration arising from recent business acquisitions.

We provide for amortization primarily using the straight-line method by charges to income in amounts that allocate the intangible assets over their estimated useful lives as follows:

Asset Classification	Estimated Useful Life

Patents	13 years
Product rights(1)	5 to 15 years
Customer-related intangible assets(2)	5 to 17 years
Noncompete agreements	3 to 5 years

(1)	Product rights comprise certain technologies, intellectual property, licenses and trade names acquired from third parties.
(2)	Customer-related intangible assets comprise customer lists and customer relationships acquired from third parties.

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

In the fourth quarters of 2015 and 2014, we elected to bypass the qualitative approach and instead proceeded directly to step one of the two-step impairment test to assess the fair value of all of our reporting units. As part of step one of the two-step impairment test, we estimate the fair values of applicable reporting units using an income approach based on discounted forecasted cash flows. We make significant assumptions about the extent and timing of future cash flows, growth rates and discount rates. Model assumptions are based on our projections and best estimates, using appropriate and customary market participant assumptions. In addition, we make certain assumptions in allocating shared assets and liabilities to individual reporting units in determining the carrying value of each reporting unit. Changes in forecasted cash flows or the discount rate would affect the estimated fair values of our reporting units and could result in a goodwill impairment charge in a future period.

No goodwill impairments were identified during the years ended December 31, 2015, 2014 or 2013.

We assess the realizability of intangible assets other than goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If an impairment review is triggered, we evaluate the carrying value of intangible assets based on estimated undiscounted future cash flows over the remaining useful life of the primary asset of the asset group and compare that value to the carrying value of the asset group. The cash flows that are used contain our best estimates, using appropriate and customary assumptions and projections at the time. If the net carrying value of an intangible asset exceeds the related estimated undiscounted future cash flows, an impairment to write the intangible asset to its fair value would be reported as a non-cash charge to earnings. If necessary, we would calculate the fair value of an intangible asset using the present value of the estimated future cash flows to be generated by the intangible asset, and applying a risk-adjusted discount rate. Impairments of our intangible assets during the years ended December 31, 2015, 2014 and 2013 were not material. See Note 9 for further information regarding our goodwill and intangible assets.

(g)Warranty Reserves

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

(h)Income Taxes

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

(i)Taxes Remitted to Governmental Authorities by IDEXX on Behalf of Customer

We calculate, collect from our customers, and remit to governmental authorities sales, value-added and excise taxes assessed by governmental authorities in connection with revenue-producing transactions with our customers. We report these taxes on a net basis and do not include these tax amounts in revenue or cost of product or service revenue.

(j)Revenue Recognition

We recognize revenue when four criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured. Revenue-generating transactions generally fall into one of the following categories of revenue recognition:

•	We recognize revenue from the sales of consumables, rapid assay test kits and other diagnostic products when the product is delivered to the customer, except as noted below.
•

We recognize revenue from the sales of instruments, non-cancelable software licenses and hardware systems upon installation and the customer’s acceptance of the instrument or system as we have no significant further obligations after this point in time.

•	We recognize service revenue at the time the service is performed.
•

We recognize revenue associated with extended maintenance agreements (“EMAs”) and our software-as-a-service subscriptions over the life of the contracts using the straight-line method, which approximates the expected timing in which applicable services are performed. Amounts collected in advance of revenue recognition are recorded as current or long-term deferred revenue based on the time from the balance sheet date to the future date of revenue recognition.

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

Multiple Element Arrangements (“MEAs”). Arrangements to sell products to customers frequently include multiple deliverables. Our most significant MEAs include the sale of one or more of the instruments from the IDEXX VetLab suite of analyzers, diagnostic imaging systems or practice management software, combined with one or more of the following products: EMAs, consumables and reference laboratory diagnostic and consulting services. Practice management software is frequently sold with post-contract customer support and implementation services. Delivery of the various products or performance of services within the arrangement may or may not coincide. Delivery of our IDEXX VetLab instruments, diagnostic imaging systems, and practice management software generally occurs at the onset of the arrangement. EMAs, consumables, and reference laboratory diagnostic and consulting services typically are delivered over future periods, generally one to six years. In certain arrangements, revenue recognized is limited to the amount invoiced or received that is not contingent on the delivery of products and services in the future.

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

Up-Front Customer Loyalty Programs. Our up-front loyalty programs provide incentives to customers in the form of cash payments or IDEXX Points upon entering multi-year agreements to purchase annual minimum amounts of future products or services. If a customer breaches its agreement, it is required to refund all or a portion of the up-front cash or IDEXX Points, or make other repayments, remedial actions or both.  These incentives are considered to be customer acquisition costs and are capitalized within other current assets and other long-term assets and are subsequently recognized as a reduction to revenue over the term of the customer agreement. If these up-front incentives are subsequently utilized to purchase IDEXX VetLab instruments, diagnostic imaging systems or Cornerstone practice management systems, product revenue and cost is deferred and recognized over the term of the customer agreement as products and services are provided to the customer. We monitor customer purchases over the term of their agreement to assess the realizability of our capitalized customer acquisition costs. For the years ended December 31, 2015, 2014 and 2013, impairments of customer acquisition costs were immaterial.

IDEXX Instrument Marketing Programs. Our instrument marketing programs require the customer to enroll at the time of instrument purchase and offer customers the opportunity to earn incentives in future periods based on the volume of the products they purchase and utilize over the term of the program. These arrangements are considered MEAs in accordance with our revenue recognition policy stated above. Revenue reductions related to instrument marketing programs are recorded based on an estimate of customer purchase and utilization levels and the incentive the customer will earn over the term of the program. Our estimates are based on historical experience and the specific terms and conditions of the marketing program and require us to apply judgment to estimate future product purchases and utilization. Differences between our estimates and actual incentives earned are accounted for as a change in estimate. These differences were not material for the years ended December 31, 2015, 2014 and 2013.

Reagent Rental Programs. Our reagent rental programs provide our customers the right to use our instruments in consideration for multi-year agreements to purchase annual minimum amounts of consumables. No instrument revenue is recognized at the time of instrument installation. We recognize a portion of the revenue allocated to the instrument concurrent with the future sale of consumables. We determine the amount of revenue allocated from the consumable to the instrument based on relative selling prices and determine the rate of instrument revenue recognition in proportion to the customer’s minimum volume commitment. The cost of the instrument is capitalized within property and equipment, and is charged to cost of product revenue on a straight-line basis over the term of the minimum purchase agreement.

IDEXX Points may be applied against the purchase price of IDEXX products and services or applied to trade receivables due to us. IDEXX Points that have not yet been used by customers are classified as a liability until use or expiration occurs. We estimate the amount of IDEXX Points expected to expire, or breakage, based on historical expirations and we recognize the estimated benefit of breakage in proportion to actual redemptions of IDEXX Points by customers. On November 30 of each year, unused IDEXX Points earned before January 1 of the prior year generally expire and any variance from the breakage estimate is accounted for as a change in estimate. This variance was not material for the years ended December 31, 2015, 2014 and 2013.

Future market conditions and changes in product offerings may cause us to change marketing strategies to increase or decrease customer incentive offerings, possibly resulting in incremental reductions of revenue in future periods as compared to reductions in the current or prior periods. Additionally, certain customer programs require us to estimate, based on historical experience, and apply judgment to predict the number of customers who will actually redeem the incentive. In determining estimated revenue reductions we utilize data collected directly from end users, which includes the volume of qualifying products purchased and the number of qualifying tests run as reported to us by end users via IDEXX SmartService, a secure internet link that enables us to extract data and provide diagnostic service and support for certain IDEXX VetLab instruments through remote access. Differences between estimated and actual customer participation in programs may impact the amount and timing of revenue recognition.

Doubtful Accounts Receivable. We recognize revenue when collection from the customer is reasonably assured. We maintain allowances for doubtful accounts for potentially uncollectible receivables. We base our estimates on a detailed analysis of specific customer situations and a percentage of our accounts receivable by aging category. Additional allowances may be required if either the financial condition of our customers were to deteriorate or a strengthening U.S. dollar impacts the ability of foreign customers to make payments to us on their U.S. denominated purchases. Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers. We have no significant customers that accounted for greater than 10% of our consolidated revenues for the year ended December 31, 2015. Similarly, we have no concentration of credit risk as of December 31, 2015.

(k)Research and Development Costs

Research and development costs, which consist of salaries, employee benefits, materials and external consulting and product development costs, are expensed as incurred. We evaluate our software research and development costs for capitalization after the technological feasibility of software and products containing software has been established. No costs were capitalized during the years ended December 31, 2015, 2014 and 2013.

(l)Advertising Costs

Advertising costs, which are recognized as sales and marketing expense in the period in which they are incurred, were $1.2 million for each of the years ended December 31, 2015 and 2014 and $1.5 million for the year ended December 31, 2013.

(m)Legal Costs

Legal costs are considered period costs and accordingly are expensed in the year services are provided.

(n)Share-Based Compensation

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

(o)Self-Insurance Accruals

We self-insure costs associated with workers’ compensation and health and general welfare claims incurred by our U.S. and Canadian employees up to certain limits. The insurance company provides insurance for claims above these limits. Claim liabilities are recorded for estimates of the loss that we will ultimately incur on reported claims, as well as estimates of claims that have been incurred but not yet reported. Such liabilities are based on individual coverage, the average time from when a claim is incurred to the time it is paid and judgments about the present and expected levels of claim frequency and severity. Estimated claim liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends. Estimated claim liabilities are included in accrued liabilities in the accompanying consolidated balance sheets.

(p)Leases

The majority of our facilities are occupied under operating lease arrangements with various expiration dates through 2030.  We are responsible for the real estate taxes and operating expenses related to these facilities. Additionally, we enter into operating leases for certain vehicles and office equipment in the normal course of business.  We determine the expected term of any executed agreements using the noncancelable lease term plus any renewal options by which the failure to renew imposes a penalty in such amount that renewal is reasonably assured. The derived expected term is then used in the determination of a capital or operating lease and in the calculation of straight-line rent expense. Rent escalations are considered in the calculation of minimum lease payments in our capital lease tests and in determining straight-line rent expense for operating leases.

(q)Earnings per Share

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

(r)Foreign Currency

The functional currency of all but three of our subsidiaries is their local currency. Assets and liabilities of these foreign subsidiaries are translated to the U.S. dollar using the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated to the U.S. dollar using the exchange rate at the date which those elements are recognized, and where it is impractical to do so, an average exchange rate in effect during the period is used to translate those elements. Cumulative translation gains and losses are shown in the accompanying consolidated balance sheets as a separate component of accumulated other comprehensive income (“AOCI”).

Revenues and expenses denominated in a currency other than the respective subsidiary’s functional currency are recorded at the current exchange rate when the transaction is recognized. Monetary assets and liabilities denominated in a currency other than the respective subsidiary’s functional currency are remeasured at each balance sheet date using the exchange rate in effect at each balance sheet date. These foreign currency gains and losses are included in general and administrative expenses. We recognized aggregate foreign currency losses of $0.2 million, $2.0 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(s)Hedging Instruments

We recognize all derivative and non-derivative instruments (collectively “hedging instruments”) on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

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

(t)Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value.

The Company has certain financial assets and liabilities that are measured at fair value on a recurring basis, certain nonfinancial assets and liabilities that may be measured at fair value on a non-recurring basis and certain financial assets and liabilities that are not measured at fair value in our consolidated balance sheets but for which we disclose the fair value. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

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

The amount outstanding under our unsecured revolving credit facility and long-term debt are measured at carrying value in our accompanying consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our credit facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our credit facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our credit facility approximates its carrying value. At December 31, 2015, the estimated fair value and carrying value of our long-term debt were $593.7 million and $597.1 million, respectively. At December 31, 2014, the estimated fair value and carrying value of our long-term debt were $367.3 million and $350.0 million, respectively.

(u)Comprehensive Income

We report all changes in equity, including net income and transactions or other events and circumstances from non-owner sources during the period in which they are recognized. We have chosen to present comprehensive income, which encompasses net income, foreign currency translation adjustments, gains and losses on our net investment hedge and the difference between the cost and the fair market value of investments in debt and equity securities, forward currency exchange contracts and interest rate swap agreements, in the consolidated statements of comprehensive income. See Note 19 for information about the effects on net income of significant amounts reclassified out of each component of AOCI for the years ended December 31, 2015 and 2014. We consider the foreign currency cumulative translation adjustment to be permanently invested and, therefore, have not provided income taxes on those amounts.

(v)Concentrations of Risk

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

(w)New Accounting Pronouncements Not Yet Adopted

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

In April 2015, the FASB issued amendments that require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under current guidance, our debt issuance costs are reflected as a deferred charge, within other current assets and other long-term assets on our consolidated balance sheets. This update is effective for the annual reporting periods beginning after December 15, 2015. In August 2015, the FASB confirmed that the aforementioned amendments did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. For line-of-credit arrangements, borrowers have the option of presenting debt issuance costs as an asset which is subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any related outstanding borrowings. These amendments are not expected to have a material impact on our financial statements.

In April 2015, the FASB issued amendments that provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change a customer’s accounting for service contracts. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years. Early adoption is permitted. The standard allows for adoption retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. The amendment is not expected to have a material impact on our financial statements.

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

In July 2015, the FASB issued amendments which simplify the existing guidance which requires entities to subsequently measure inventory at the lower of cost or market value. Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This update is effective for public business entities during fiscal years beginning after December 15, 2016. Early adoption is permitted. This amendment is not expected to have a material impact on our financial statements.

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

In November 2015, the FASB issued amendments which simplify the existing guidance which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Under the amendments, an entity should classify all deferred tax liabilities and assets as noncurrent within the statement of financial position. The amendments apply to all entities that present a classified statement of financial position and are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted.  In 2016, we intend to early adopt this amendment, which is not expected to have a material impact on our financial statements.

NOTE 3.      ACQUISITIONS AND DISPOSITION OF STRATEGIC INVESTMENT

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines.

During the year ended December 31, 2015, we paid an aggregate of $7.5 million in cash and recorded contingent consideration of $3.2 million to acquire the assets of two reference laboratory diagnostic and consulting businesses, each accounted for as a separate business combination. As part of these business acquisitions, we recognized $5.2 million in customer list amortizable intangible assets, $5.0 million in goodwill, $1.1 million in working capital, $0.3 million in fixed assets and a deferred tax liability of $0.9 million. The customer lists were each assigned useful lives of 15 years. Goodwill is calculated as the consideration in excess of net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded from these business acquisitions is not deductible for income tax purposes. All assets acquired in connection with these business acquisitions were assigned to our CAG segment. One of the businesses acquired is located outside of the U.S. and, as such, the assets and liabilities recorded are subject to impacts of changes in foreign currency exchange rates. The results of operations of these acquired businesses have been included since the acquisition date. Pro forma information has not been presented for these business acquisitions because such information is not material to the financial statements.

During the year ended December 31, 2014, we paid an aggregate of $25.1 million, to acquire seven businesses, each accounted for as separate business combinations.

We paid an aggregate of $18.7 million in cash and recorded contingent consideration of $4.2 million upon the acquisition of substantially all outstanding shares of a business and the assets of two other businesses, all of which comprise cloud-based veterinary practice software. As part of the business acquisitions, we recorded $11.7 million in amortizable intangible assets and $12.4 million in goodwill. Amortizable intangible assets primarily consisted of customer lists and software which were assigned weighted average useful lives of 16.4 years and 7.0 years, respectively. The weighted average useful life of all recognized amortizable intangible assets was  11.4 years. Of the total goodwill and amortizable assets acquired, $5.6 million of amortizable intangible assets are deductible for income tax purposes. All assets acquired in connection with these business combinations were assigned to our CAG segment. Two out of three businesses acquired are located outside of the U.S. and, as such, the assets and liabilities recorded are subject to impacts of changes in foreign currency exchange rates.  The results of operations of these acquired businesses have been included since the acquisition date.  Pro forma information has not been presented for these business acquisitions because such information is not material to the financial statements.

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

NOTE 4.      SHARE-BASED COMPENSATION

Share-Based Awards

Our share-based compensation plans allow for the issuance of a mix of stock options, restricted stock, stock appreciation rights, employee stock purchase rights and other stock unit awards. Other stock unit awards include restricted stock units (“RSUs”) and deferred stock units (“DSUs”). Stock options permit a holder to buy IDEXX stock upon vesting at the stock’s price on the date the option was granted. An RSU is an agreement to issue shares of IDEXX stock at the time of vesting. DSUs are granted under our Executive Deferred Compensation Plan (the “Executive Plan”) and non-employee Director Deferred Compensation Plan (the “Director Plan”). DSUs may or may not have vesting conditions depending on the plan under which they are issued. We did not issue any restricted stock or stock appreciation rights during the years ended December 31, 2015, 2014 and 2013 nor were any restricted stock or stock appreciation rights outstanding as of those years ended. There were no material modifications to the terms of outstanding options, RSUs or DSUs during the years ended December 31, 2015, 2014 or 2013.

We primarily issue shares of common stock to satisfy stock option exercises and employee stock purchase rights and to settle RSUs and DSUs. We issue shares of treasury stock to settle certain RSUs and upon the exercise of certain stock options, which were not material for the years ended December 31, 2015, 2014 and 2013. The number of shares of common stock and treasury stock issued are equivalent to the number of awards exercised or settled.

With the exception of employee stock purchase rights, equity awards are issued to employees and non-employee directors under the 2009 Stock Incentive Plan (the “2009 Stock Plan”). Our Board of Directors has authorized the issuance of 19,900,000 shares of our common stock under this share-based incentive plan. Any shares that are subject to awards of stock options or stock appreciation rights will be counted against the share limit as one share for every share granted. Any shares that are issued other than stock options and stock appreciation rights will be counted against the share limit as two shares for every share granted. If any shares issued under our prior plans are forfeited, settled for cash or expire, these shares, to the extent of such forfeiture, cash settlement or expiration, will again be available for issuance under the 2009 Stock Plan. As of December 31, 2015, there were 12,538,049 remaining shares available for issuance under the 2009 Stock Plan.

Employee stock purchase rights are issued under the 1997 Employee Stock Purchase Plan, under which we reserved and may issue up to an aggregate of 4,700,000 shares of common stock in periodic offerings. Under this plan, stock is sold to employees at a 15% discount off the closing price of the stock on the last day of each quarter. The dollar value of this discount is equal to the fair value of purchase rights recognized as share-based compensation. We issued  105,000,  93,000 and 110,000 shares of common stock in connection with the Employee Stock Purchase Plan during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, there were 1,393,760 remaining shares available for issuance under the 1997 Employee Stock Purchase Plan.

Share-Based Compensation

Share-based compensation costs are classified in our consolidated financial statements consistent with the classification of cash compensation paid to the employees receiving such share-based compensation. The following is a summary of share-based compensation costs and related tax benefits recorded in our consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

Share-based compensation expense included in cost of revenue	$2,138	$1,937	$1,841
Share-based compensation expense included in operating expenses	17,746	16,162	14,733
Total share-based compensation expense included in consolidated statements of income	19,884	18,099	16,574
Income tax benefit resulting from share-based compensation arrangements	(6,229)	(6,107)	(5,584)
Net impact of share-based compensation on net income	$13,655	$11,992	$10,990

Share-based compensation expense is reduced for an estimate of the number of awards that are expected to be forfeited. We use historical data and other factors to estimate expected employee terminations and to evaluate whether particular groups of employees have significantly different forfeiture expectations.

The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards at December 31, 2015 was $37.8 million, which will be recognized over a weighted average period of approximately 1.6 years.

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

	For the Years Ended December 31,
	2015	2014	2013

Expected stock price volatility	23%	28%	32%
Expected term, in years	5.6	5.7	4.9
Risk-free interest rate	1.5%	1.5%	1.0%

Weighted average fair value of options granted	$19.72	$18.07	$13.59

A summary of the status of options granted under our share-based compensation plans at December 31, 2015, and changes during the year then ended, are presented in the table below:

	Number of Options (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding as of December 31, 2014	3,560	$40.08
Granted	611	78.08
Exercised	(675)	23.65
Forfeited	(112)	53.64
Expired	-
Outstanding as of December 31, 2015	3,384	$49.76	4.8	$81,936

Fully vested as of December 31, 2015	1,748	$39.67	3.0	$58,132

Fully vested and expected to vest as of December 31, 2015	3,276	$49.41	4.7	$80,453

The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was  $8.7 million, $7.8 million and $8.4 million, respectively.

Intrinsic value of stock options exercised represents the amount by which the market price of the common stock exceeded the exercise price, before applicable income taxes. During the years ended December 31, 2015, 2014 and 2013 the total intrinsic value of stock options exercised was $35.1 million, $51.2 million and $49.0 million, respectively.

Restricted Stock Units

The majority of RSUs granted to employees vest ratably over five years on each anniversary of the date of grant. RSUs granted to non-employee directors vest fully on the first anniversary of the date of grant. Vesting as it relates to RSUs issued is conditional based on continuous service.  Upon any change in control of the company, 25% of the unvested RSUs then outstanding will vest, provided, however, that if the acquiring entity does not assume the RSUs, then all such units will vest immediately prior to the change in control.

A summary of the status of RSUs granted under our share-based compensation plans at December 31, 2015, and changes during the period then ended, are presented in the table below:

	Number of Units (000)	Weighted Average Grant-Date Fair Value

Nonvested as of December 31, 2014	578	$47.98
Granted	153	78.46
Vested	(196)	43.14
Forfeited	(37)	56.01
Nonvested as of December 31, 2015	498	$58.94

Expected to vest as of December 31, 2015	456	$58.52

The total fair value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $15.3 million, $15.4 million and $12.7 million, respectively. The aggregate intrinsic value of nonvested RSUs as of December 31, 2015 is equal to the fair value of IDEXX’s common stock as of December 31, 2015 multiplied by the number of nonvested units as of December 31, 2015.

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

There were approximately 240,000 and 235,000 vested DSUs outstanding under our share-based compensation plans as of December 31, 2015 and 2014, respectively. Unvested DSUs as of December 31, 2015 and 2014 were not material.

NOTE 5.      MARKETABLE SECURITIES

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$177,810	$24	$(221)	$177,613
U.S. government bonds	12,881	-	(10)	12,871
Agency bonds	12,068	-	(3)	12,065
Certificates of deposit	3,500	-	-	3,500
Commercial paper	3,491	-	-	3,491
International government bonds	1,462	-	(3)	1,459
Municipal bonds	1,400	-	(1)	1,399
Treasury bill	1,192	1	-	1,193
Total marketable securities	$213,804	$25	$(238)	$213,591

 No marketable securities have been in a continuous unrealized loss position for more than twelve months. Our portfolio of marketable securities had an average AA- credit rating as of December 31, 2015. There were no marketable securities that we consider to be other-than-temporarily impaired as of December 31, 2015.

Remaining contractual maturities of marketable securities were as follows (in thousands):

As of December 31, 2015	Amortized Cost	Fair Value

Due in one year or less	$147,735	$147,626
Due after one through two years	66,069	65,965
	$213,804	$213,591

NOTE 6.      INVENTORIES

The components of inventories are as follows (in thousands):

	December 31,	December 31,
	2015	2014

Raw materials	$31,184	$26,908
Work-in-process	18,698	16,859
Finished goods	138,951	116,575
Total inventories	$188,833	$160,342

NOTE 7.      PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014

Land and improvements	$7,357	$7,417
Buildings and improvements	162,146	159,298
Leasehold improvements	40,526	45,655
Machinery and equipment	224,100	183,575
Office furniture and equipment	39,334	35,696
Computer hardware and software	169,615	151,404
Construction in progress	35,546	20,890
	678,624	603,935
Less accumulated depreciation and amortization	345,598	300,348
Total property and equipment, net	$333,026	$303,587

Depreciation and amortization expense of property and equipment was $57.0 million, $48.8 million and $42.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During the years ended December 31, 2015, 2014 and 2013, we capitalized $19.1 million,  $11.9 million and $10.9 million, respectively, related to computer software developed for internal use.

We recorded an $8.2 million impairment charge related to internally-developed software not yet placed into service within Unallocated Amounts operating expenses during the year ended December 31, 2015 as a result of a strategic shift to refocus our development efforts within our information management business.

Unpaid property and equipment reflected within accounts payable and accrued liabilities in our consolidated balance sheets at December 31, 2015, 2014, and 2013 totaled $8.5 million, $6.5 million, and $2.2 million, respectively.

NOTE 8.      OTHER CURRENT AND NONCURRENT ASSETS

Other current assets consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014

Prepaid expenses	$27,244	$32,672
Taxes receivable	11,792	28,926
Customer acquisition costs, net	16,412	11,262
Other assets	6,621	13,591
Total other current assets	$62,069	$86,451

Other noncurrent assets consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014

Investment in long-term product supply arrangements	$12,165	$10,765
Customer acquisition costs, net	43,570	28,165
Other assets	29,755	32,724
Total other long-term assets	$85,490	$71,654

NOTE 9.      GOODWILL AND INTANGIBLE ASSETS, NET

Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2015		December 31, 2014
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Patents	$2,192	$1,907	$4,871	$4,308
Product rights (1)	35,318	22,976	36,912	20,657
Customer-related intangible assets (2)	86,806	44,232	88,494	40,933
Noncompete agreements	1,413	705	1,125	382
	$125,729	$69,820	$131,402	$66,280

(1)	Product rights comprise certain technologies, licenses and trade names acquired from third parties.
(2)	Customer-related intangible assets are comprised of customer lists and customer relationships acquired from third parties.

Amortization expense of intangible assets other than goodwill was $10.4 million, $9.8 million and $9.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in intangible assets other than goodwill during the twelve months ended December 31, 2015 was driven by amortization expense and changes in foreign currency exchange rates, partly offset by intangibles recognized in connection with the acquisition of businesses.

At December 31, 2015, the aggregate amortization expense associated with intangible assets is estimated to be as follows for each of the next five years and thereafter (in thousands):

Amortization Expense

2016	$9,952
2017	9,144
2018	7,854
2019	6,541
2020	5,123
Thereafter	17,295
$55,909

The decrease in goodwill during the twelve months ended December 31, 2015 resulted from changes in foreign currency exchange rates, partly offset by goodwill recognized in connection with the acquisition of businesses. See Note 3 for information regarding goodwill and other intangible assets recognized in connection with the acquisition of businesses and other assets during the years ended December 31, 2015, 2014 and 2013.

The changes in the carrying amount of goodwill for the years ended December 31, 2015, 2014, and 2013 were as follows (in thousands):

	CAG	Water	LPD	Other	Consolidated Total
Balance as of December 31, 2012	$143,155	$14,179	$11,129	$6,531	$174,994
Business Combinations	250	-	6,491	-	6,741
Impact of Changes in Foreign Currency Exchange Rates	(1,997)	336	447	-	(1,214)
Balance as of December 31, 2013	$141,408	$14,515	$18,067	$6,531	$180,521
Business Combinations	13,077	-	-	-	13,077
Impact of Changes in Foreign Currency Exchange Rates	(6,334)	(826)	(1,988)	-	(9,148)
Balance as of December 31, 2014	$148,151	$13,689	$16,079	$6,531	$184,450
Business Combinations	5,047	-	-	-	5,047
Impact of Changes in Foreign Currency Exchange Rates	(8,007)	(651)	(1,905)	-	(10,563)
Balance as of December 31, 2015	$145,191	$13,038	$14,174	$6,531	$178,934

NOTE 10.      ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2015	2014

Accrued expenses	$65,665	$55,655
Accrued employee compensation and related expenses	77,027	75,232
Accrued taxes	18,963	28,439
Accrued customer programs	43,875	36,025
Total accrued liabilities	$205,530	$195,351

NOTE 11.      DEBT

Credit Facility

In December 2015, we refinanced our existing $700 million unsecured revolving credit facility by entering into a second amended and restated credit agreement relating to a five-year unsecured revolving credit facility in the principal amount of $850 million with a syndicate of multinational banks, which matures on December 4, 2020 (the new credit facility and the prior credit facility are referred to collectively as the “Credit Facility”) and requires no scheduled prepayments before that date. Although the Credit Facility does not mature until December 4, 2020, all individual borrowings under the terms of the Credit Facility have a stated term between 30 and 180 days. At the end of each term, the obligation is either repaid or rolled over into a new borrowing. The Credit Facility contains a subjective material adverse event clause, which allows the debt holders to call the loans under the Credit Facility if we fail to provide prompt written notice to the syndicate of such an event. Based on the stated term and the existence of the subjective material adverse event clause, this Credit Facility is reflected in the current liabilities section of our consolidated balance sheets. At December 31, 2015 and 2014, we had $573.0 million and $549.0 million, respectively, outstanding under the Credit Facility with weighted average effective interest rates of 1.9% and 1.5%, respectively. The funds available under the Credit Facility at December 31, 2015 and December 31, 2014 reflect a further reduction due to the issuance of a letter of credit for $1.0 million, which was issued in connection with our workers’ compensation policy.

Applicable interest rates on borrowings under the Credit Facility generally range from 0.875 to 1.375 percentage points (“Credit Spread”) above the London interbank offered rate, based on our leverage ratio, or the prevailing prime rate plus a maximum spread of up to 0.375%, based on our leverage ratio. We have entered into forward fixed interest rate swap agreements to manage the economic effect of the first $80 million of variable interest rate borrowings. As such, we continue to designate the existing interest rate swaps as cash flow hedges. See Note 17 for a discussion of our derivative instruments and hedging activities. Under the Credit Facility, we pay quarterly commitment fees of 0.075% to 0.25%, based on our leverage ratio, on any unused commitment.

The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates and certain restrictive agreements. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation defined as the consolidated leverage ratio under the terms of the Credit Facility, not to exceed 3.5-to-1. At December 31, 2015, we were in compliance with the covenants of the Credit Facility.

Senior Notes

In December 2013, we issued and sold through a private placement an aggregate principal amount of $150 million of unsecured senior notes consisting of $75 million of 3.94% Series A Senior Notes due December 11, 2023 (the “2023 Notes”) and $75 million of 4.04% Series B Senior Notes due December 11, 2025 (the “2025 Notes” and together with the 2023 Notes, the “December Notes”) under a Note Purchase Agreement among the Company, New York Life Insurance Company and the accredited institutional purchasers named therein (the “December 2013 Note Agreement”).

In July 2014, we issued and sold through a private placement an aggregate principal amount of $125 million of unsecured senior notes consisting of $75 million of 3.76% Series B Senior Notes due July 21, 2024 (the “2024 Notes”) and $50 million of 3.32% Series A Senior Notes due July 21, 2021 (the “2021 Notes” and together with the 2024 Notes, the “Prudential Notes”) under a Note Purchase and Private Shelf Agreement among the Company, Prudential Investment Management, Inc. (“Prudential”) and the accredited institutional purchasers named therein (the “July 2014 Note Agreement”).

In September 2014, we issued and sold through a private placement an aggregate principal amount of $75 million of unsecured 3.72% senior notes due September 4, 2026 (the “2026 Notes”) under a Note Purchase Agreement dated as of July 22, 2014 among the Company, New York Life Insurance Company and the accredited institutional purchasers named therein (the “September 2014 Note Agreement”).

In December 2014, we entered into a Multi-Currency Note Purchase and Private Shelf Agreement among the Company, Metropolitan Life Insurance Company (“MetLife”), and the accredited institutional purchasers named therein pursuant to which the Company agreed to issue and sell $75 million of its unsecured 3.25% Series A Senior Notes having a seven-year term, and $75 million of its unsecured 3.72% Series B Senior Notes having a twelve-year term. The issuance, sale and purchase of these notes occurred in February 2015 (the “MetLife Notes”). The agreement (the “December 2014 Note Agreement”) also provides for an uncommitted shelf facility by which the Company may request that MetLife purchase, over the subsequent three years, up to $50 million of additional senior promissory notes of the Company at a fixed interest rate to be determined at the time of purchase and with a maturity date not to exceed fifteen years.

In June 2015, we entered into an Amended and Restated Multi-Currency Note Purchase and Private Shelf Agreement (the “Amended Agreement”), among the Company, Prudential Investment Management, Inc. and the accredited institutional purchasers named therein, which amends and restates the Note Purchase and Private Shelf Agreement dated July 21, 2014. We refer to the Amended Agreement together with the December 2013 Note Agreement, September 2014 Note Agreement, and December 2014 Note Agreement collectively as the “Senior Note Agreements”).

Pursuant to the Amended Agreement, we issued and sold through a private placement a principal amount of €88.9 million (approximately $100 million) of unsecured 1.785% Series C Senior Notes due June 18, 2025 (the “2025 Notes”). We refer to the 2025 Notes together with the Prudential Notes, December Notes, MetLife Notes and the 2026 Notes, collectively, as the “Senior Notes”). We used the net proceeds from this issuance and sale of the 2025 Notes for general corporate purposes, including repaying amounts outstanding under our Credit Facility.

The Amended Agreement also provides for an uncommitted shelf facility by which we may request that Prudential purchase, over the next three years, up to $75 million (or the foreign currency equivalent) of additional senior promissory notes of the Company at a fixed interest rate and with a maturity date not to exceed twelve years (the “Shelf Notes”). Prudential is under no obligation to purchase any of the Shelf Notes. The interest rate of any series of Shelf Notes will be determined at the time of purchase. The proceeds of any series of Shelf Notes are able to be used for general corporate purposes.

The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The sole financial covenant is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation, amortization and share-based compensation, as defined in the Senior Note Agreements, not to exceed 3.5-to-1. At December 31, 2015, we were in compliance with the covenants of the Senior Note Agreements.

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

Annual principal payments on long-term debt at December 31, 2015 are as follows (in thousands):

Years Ending December 31,	Amount

2016	$-
2017	-
2018	-
2019	-
2020	-
Thereafter	597,085
$597,085

NOTE 12.      INCOME TAXES

Earnings before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

Domestic	$187,200	$148,510	$184,086
International	85,941	98,045	79,175
	$273,141	$246,555	$263,261

The provision (benefit) for income taxes comprised the following (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current
Federal	$52,966	$39,713	$50,999
State	5,353	4,692	5,639
International	17,681	20,213	16,657
	76,000	64,618	73,295
Deferred
Federal	5,762	2,301	3,203
State	526	33	329
International	(1,282)	(2,348)	(1,360)
	5,006	(14)	2,172
	$81,006	$64,604	$75,467

The provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate as follows:

	For the Years Ended December 31,
	2015	2014	2013

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.6	1.5	1.5
International income taxes	(5.3)	(7.0)	(4.6)
Domestic manufacturing exclusions	(1.5)	(1.2)	(1.4)
Research and development credit	(1.2)	(1.3)	(2.3)
Other, net	1.1	(0.8)	0.5
Effective tax rate	29.7%	26.2%	28.7%

Our effective income tax rate was 29.7% for the year ended December 31, 2015 and 26.2% for the year ended December 31, 2014. The increase in our effective income tax rate for the year ended December 31, 2015, as compared to the year ended December 31, 2014, was related to lower relative earnings subject to international tax rates that are lower than domestic tax rates, including the impact of foreign currency exchange rates, as well as a non-recurring benefit recognized during period ended December 31, 2014 related to the deferral of inter-company profits that were included in prior year tax provisions in error, which is not material to prior interim or annual periods.

Our effective income tax rate was 26.2% for the year ended December 31, 2014 and 28.7% for the year ended December 31, 2013. The decrease in our effective income tax rate for the year ended December 31, 2014, as compared to the year ended December 31, 2013, was related to higher relative earnings subject to international tax rates that are lower than domestic tax rates, a non-recurring benefit related to the deferral of intercompany profits that were included in prior year tax provisions in error, which is not material to current or prior interim or annual periods, and the resolution of domestic and international tax audits, which resulted in a net reduction in our provision for uncertain tax positions. These favorable factors were partly offset by a reduction in the benefit from the U.S. research and development (“R&D”) tax credit. During the three months ended March 31, 2013, legislation in the U.S. retroactively allowed the R&D tax credit for all of 2012 and extended the R&D tax credit through the year ended December 31, 2013. As a result, in the year ended December 31, 2013 we recorded the benefit of two years of R&D tax credit as compared to the year ended December 31, 2014 in which we have recorded only the benefit related to that year’s activities.

We have business operations in Switzerland and the Netherlands and have been granted tax rulings by each jurisdiction. Our tax rulings in Switzerland expired December 31, 2015 and the Netherlands ruling is set to expire on December 31, 2022. As a result of the tax rulings, our net income was higher by $8.5 million, $8.5 million and $6.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The benefit from these tax rulings is reflected within the overall benefit received from international income taxes in the table above.

We consider the majority of the operating earnings of non-U.S. subsidiaries to be indefinitely invested outside the U.S. The cumulative earnings of these subsidiaries were $493.3 million at December 31, 2015. No provision has been made for U.S. federal and state, or international taxes that may result from future remittances of the undistributed earnings of non-U.S. subsidiaries. Should we repatriate these earnings in the future, we would have to adjust the income tax provision in the period in which the decision to repatriate earnings is made. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable for several reasons including the complexity of laws and regulations in the various jurisdictions where we operate, the varying tax treatment of potential repatriation scenarios and the timing of any future repatriation. For the operating earnings not considered to be indefinitely invested outside the U.S., we have accounted for the tax impact on a current basis.

The components of the net deferred tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Current	Long-Term	Current	Long-Term

Assets
Accrued expenses	$23,298	$5,329	$20,377	$7,824
Accounts receivable reserves	2,973	-	2,591	-
Deferred revenue	7,392	3,656	8,697	3,084
Inventory basis differences	3,292	293	3,154	347
Property-based differences	-	1,524	-	1,601
Share-based compensation	2,565	10,580	2,490	8,936
Other	234	361	171	255
Net operating loss carryforwards	65	4,059	65	4,368
Unrealized losses on foreign currency exchange contracts, interest rate swaps and investments	-	53	-	-
Total assets	39,819	25,855	37,545	26,415
Valuation allowance	(507)	(3,939)	(457)	(4,221)
Total assets, net of valuation allowance	39,312	21,916	37,088	22,194

Liabilities
Deferred instrument costs	-	(16,090)	-	(10,149)
Property-based differences	-	(35,079)	-	(33,978)
Intangible asset basis differences	-	(17,109)	-	(16,882)
Other	(550)	(1,460)	(610)	(517)
Unrealized gains on foreign currency exchange contracts, interest rate swaps and investments	(882)	-	(2,603)	-
Total liabilities	(1,432)	(69,738)	(3,213)	(61,526)
Net deferred tax assets (liabilities)	$37,880	$(47,822)	$33,875	$(39,332)

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

The total amount of unrecognized tax benefits at December 31, 2015  and December 31, 2014 was $7.2 million and $5.9 million, respectively. Of the total unrecognized tax benefits at December 31, 2015 and 2014, $5.9 million and $5.0 million, respectively, comprise unrecognized tax positions that would, if recognized, affect our effective tax rate. The ultimate deductibility of the remaining unrecognized tax positions is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

During each of the years ended December 31, 2015, 2014 and 2013, we recorded interest expense and penalties of $0.3 million as income tax expense in our consolidated statement of income. At December 31, 2015 and 2014, we had $0.6 million and $0.5 million, respectively, of estimated interest expense and penalties accrued in our consolidated balance sheets.

The following table summarizes the changes in unrecognized tax benefits during the years ended December 31, 2015, 2014 and 2013  (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

Total amounts of unrecognized tax benefits, beginning of period	$5,942	$6,325	$5,906
Gross increases in unrecognized tax benefits as a result of tax positions taken during a prior period	47	432	8
Gross increases in unrecognized tax benefits as a result of tax positions taken in the current period	1,569	1,789	1,954
Decreases in unrecognized tax benefits relating to settlements with taxing authorities	-	(2,242)	(317)
Decreases in unrecognized tax benefits as a result of a lapse of the applicable statutes of limitations	(354)	(362)	(1,226)
Total amounts of unrecognized tax benefits, end of period	$7,204	$5,942	$6,325

In the ordinary course of our business, our income tax filings are regularly under audit by tax authorities. While we believe we have appropriately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on income tax matters, or reductions of previously accrued provisions, could be recorded in the future as we revise our estimates due to changing facts and circumstances or the underlying matters are settled or otherwise resolved. We are currently under tax examinations by various state and international tax authorities. We anticipate that these examinations will be concluded within the next year. We are no longer subject to U.S. federal examinations for tax years before 2013. With few exceptions, we are no longer subject to income tax examinations in any state and local, or international jurisdictions in which we conduct significant taxable activities for years before 2007.

At December 31, 2015, we had net operating loss carryforwards in certain state and international jurisdictions of approximately $31.5 million available to offset future taxable income. Most of these net operating loss carryforwards will expire at various dates through 2018 and the remainder have indefinite lives. We have recorded a valuation allowance of $4.4 million against certain deferred tax assets related to temporary differences including net operating loss carryforwards, as it is more likely than not that they will not be realized or utilized within the carryforward period.

NOTE 13.      EARNINGS PER SHARE

The following is a reconciliation of shares outstanding for basic and diluted earnings per share for the years ended December 31, 2015, 2014 and 2013  (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

Shares outstanding for basic earnings per share:	92,601	100,094	106,318

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	92,601	100,094	106,318
Dilutive effect of share-based payment awards	1,048	1,409	1,652
	93,649	101,503	107,970

Certain options to acquire shares have been excluded from the calculation of shares outstanding for dilutive earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013

Weighted average number of shares underlying anti-dilutive options	644	644	1,054

NOTE 14.      COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Rent expense charged to operations under operating leases was approximately $20.5 million, $17.2 million and $15.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Minimum annual rental payments under these agreements are estimated as follows (in thousands):

Years Ending December 31,	Amount

2016	$16,222
2017	14,005
2018	10,719
2019	7,321
2020	5,607
Thereafter	11,006
$64,880

We have various minimum royalty payments due through 2027 of $3.1 million. If these obligations are not satisfied, the related license arrangements may be terminated, resulting in either a loss in exclusivity or the right to use the technology.

We are required to annually purchase a minimum amount of inventory from certain suppliers. Through 2022, we have a total of $15.2 million in minimum purchase commitments under these arrangements.

Contingencies

We are subject to claims that arise in the ordinary course of business, including with respect to actual and threatened litigation and other matters. We accrue for loss contingencies when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. However, our actual losses with respect to these contingencies could exceed our accruals.

Under our workers’ compensation insurance policies for U.S. employees, we have retained the first $300,000,  $300,000 and $250,000 in claim liability per incident with aggregate maximum claim liabilities per year of $3.5 million,  $2.3 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Workers’ compensation expense recognized during the years ended December 31, 2015, 2014 and 2013 and our respective liability for such claims as of December 31, 2015, 2014, and 2013 was not material. Claims incurred during the years ended December 31, 2015 and 2014 are relatively undeveloped as of December 31, 2015. Therefore, it is possible that we could incur additional healthcare and wage indemnification costs beyond those previously recognized up to our aggregate liability for each of the respective claim years. For the years ended on or prior to December 31, 2013, based on our retained claim liability per incident and our aggregate claim liability per year, our maximum liability in excess of the amounts deemed probable and previously recognized is not material as of December 31, 2015. As of December 31, 2015, we had outstanding letters of credit totaling $1.3 million to the insurance companies as security for these claims in connection with these policies.

Under our current employee healthcare insurance policy for U.S. employees, we retain claims liability risk up to $425,000, $375,000 and $325,000 per incident per year in 2015, 2014 and 2013, respectively. We recognized employee healthcare claim expense of $34.6 million, $32.0 million and $29.2 million during the years ended December 31, 2015, 2014 and 2013, respectively, which represents actual claims paid and an estimate of our liability for the uninsured portion of employee healthcare obligations that have been incurred but not paid. Should employee health insurance claims exceed our estimated liability, we would have further obligations. Our estimated liability for healthcare claims that have been incurred but not paid as of December 31, 2015 and 2014 was $4.8 million and $4.1 million, respectively.

We have entered into an employment agreement with our chief executive officer whereby payment may be required if we terminate his employment without cause other than following a change in control. The amount payable is based upon the executive’s salary at the time of termination and the cost to us of continuing to provide certain benefits. Had this officer been terminated without cause at December 31, 2015, other than following a change in control, we would have had an obligation for salaries and benefits of approximately $1.6 million under such agreement. In addition, the agreement provides for continued vesting of his outstanding equity awards for a period of two years.

We have entered into employment agreements with each of our officers that require us to make certain payments in the event the officer’s employment is terminated under certain circumstances within a certain period following a change in control. The amount payable by us under each of these agreements is based on the officer’s salary and bonus history at the time of termination and the cost to us of continuing to provide certain benefits. Had all of our officers been terminated in qualifying terminations following a change in control at December 31, 2015, we would have had aggregate obligations of approximately $26.4 million under these agreements. These agreements also provide for the acceleration of the vesting of all stock options and restricted stock units upon any qualifying termination following a change in control. At this time, we believe the likelihood of terminations as a result of the scenarios described is remote, and therefore, we have not accrued for such loss contingencies.

We have total contingent consideration liabilities outstanding of up to $11.4 million primarily related to the achievement of certain revenue milestones. We have recorded $5.9 and $6.3 million of contingent consideration liabilities on our consolidated balance sheets at December 31, 2015 and 2014, respectively. We have not accrued for $5.5 million of contingent consideration liabilities, related to the acquisition of an intangible asset in 2008, as we do not deem the achievement of associated revenue milestones to be probable of occurring as of December 31, 2015.

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

Guarantees

We enter into agreements with third parties in the ordinary course of business under which we are obligated to indemnify such third parties for and against various risks and losses. The precise terms of such indemnities vary with the nature of the agreement. In many cases, we limit the maximum amount of our indemnification obligations, but in some cases those obligations may be theoretically unlimited. We have not incurred material expenses in discharging any of these indemnification obligations, and based on our analysis of the nature of the risks involved, we believe that the fair value of these agreements is minimal. Accordingly, we have recorded no liabilities for these obligations at December 31, 2015 and 2014.

When acquiring a business, we sometimes assume liability for certain events or occurrences that took place prior to the date of acquisition. We have recorded $1.4 million and $2.5 million of probable pre-acquisition liabilities in the accompanying consolidated balance sheets at December 31, 2015 and 2014, respectively.

NOTE 15.      SEGMENT REPORTING

We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as CAG; water quality products (“Water”); and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as LPD. Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

Prior to January 1, 2015, our CAG segment included certain livestock testing services processed within our CAG Reference Laboratories. We have transitioned the responsibility for these diagnostic services from our CAG segment to our LPD segment to more effectively align our business with the nature and customers of these livestock services. Segment revenue and income from operations for years ended December 31, 2014 and 2013 have been retrospectively revised in this Annual Report on Form 10-K to reflect this change in the composition of our reportable segments. Revenue related to these livestock diagnostic services was $13.8 million and $9.9 million for the years ended December 31, 2014 and 2013, respectively.

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

CAG develops, designs, manufactures and distributes products and performs services for veterinarians and the bioresearch market, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related instrumentation and performs services that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk and food. OPTI Medical develops, designs, manufactures and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies in Note 2 except for inventories, as discussed below. Intersegment revenues, which are not included in the table below, were not material for the years ended December 31, 2015, 2014 and 2013.

Certain costs are not allocated to our operating segments and are instead reported under the caption “Unallocated Amounts.”  Our business segments generally have limited control over the timing and amount of these expenses. The major categories of these costs include:

Gross Profit:

•

The capitalization of variances between standard and actual manufacturing costs to adjust the timing of expense recognition from when the variance is created to the period in which the related inventory is sold.

Operating Expenses:

•

Costs that do not align with one of our existing operating segments or are cost prohibitive to allocate, primarily our R&D function, regional or country expenses and certain foreign currency revaluation gains/losses on monetary balances in currencies other than our subsidiaries’ functional currency.

•

Corporate support function costs (such as information technology, facilities, human resources, finance and legal), health benefits and incentive compensation, which are charged to our business segments at pre-determined budgeted amounts or rates.  Differences from pre-determined budgeted amounts or rates are captured within our Unallocated Segment.

•	Unusual or extraordinary items.

Below is our segment information (in thousands):

For the Years Ended December 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2015
Revenue	$1,356,287	$96,884	$127,143	$21,578	$-	$1,601,892

Income (loss) from operations	$231,642	$44,584	$24,397	$156	$(867)	$299,912
Interest expense, net						(26,771)
Income before provision for income taxes						273,141
Provision for income taxes						81,006
Net income						192,135
Less: Net income attributable to noncontrolling interest						57
Net income attributable to IDEXX Laboratories, Inc. stockholders						$192,078

Depreciation and amortization	$60,715	$3,188	$4,367	$686	$-	$68,956
Expenditures for long-lived assets (1)	$69,371	$2,781	$9,110	$1,659	$-	$82,921

2014
Revenue	$1,223,064	$94,725	$141,179	$26,839	$-	$1,485,807

Income (loss) from operations	$203,536	$39,262	$33,788	$2,479	$(18,810)	$260,255
Interest expense, net						(13,700)
Income before provision for income taxes						246,555
Provision for income taxes						64,604
Net income						181,951
Less: Net income attributable to noncontrolling interest						45
Net income attributable to IDEXX Laboratories, Inc. stockholders						$181,906

Depreciation and amortization	$48,740	$2,553	$5,144	$2,451	$-	$58,888
Expenditures for long-lived assets (1)	$49,270	$2,499	$4,025	$4,729	$-	$60,523

2013
Revenue	$1,140,292	$87,959	$123,688	$25,119	$-	$1,377,058

Income (loss) from operations	$212,558	$37,321	$20,246	$2,405	$(5,768)	$266,762
Interest expense, net						(3,501)
Income before provision for income taxes						263,261
Provision for income taxes						75,467
Net income						187,794
Less: Net loss attributable to noncontrolling interest						(6)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$187,800

Depreciation and amortization	$45,079	$2,470	$4,906	$2,141	$-	$54,596
Expenditures for long-lived assets (1)	$66,134	$3,254	$5,569	$2,655	$-	$77,612

__________

 (1)Expenditures for long-lived assets exclude expenditures for intangible assets. See Note 3 for information regarding acquisitions of intangible assets during the years ended December 31, 2015, 2014 and 2013.

Revenue by product and service categories was as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
CAG segment revenue:
CAG Diagnostics recurring revenue:	$1,146,527	$1,039,252	$964,009
VetLab consumables	396,526	341,407	312,457
VetLab service and accessories	55,176	53,006	50,675
Rapid assay products	182,670	165,647	169,547
Reference laboratory diagnostic and consulting services	512,155	479,192	431,330
CAG Diagnostics capital instruments	99,001	79,993	83,492
Customer information management and diagnostic imaging systems	110,759	103,819	92,791
CAG segment revenue	1,356,287	1,223,064	1,140,292

Water segment revenue	96,884	94,725	87,959
LPD segment revenue	127,143	141,179	123,688
Other segment revenue	21,578	26,839	25,119

Total revenue	$1,601,892	$1,485,807	$1,377,058

Revenue by principal geographic area, based on customers’ domiciles, was as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Americas
United States	$980,281	$848,928	$802,345
Canada	69,303	69,743	69,947
Latin America	34,725	34,086	26,893
	1,084,309	952,757	899,185

Europe, the Middle East and Africa
Germany	73,395	85,189	78,109
United Kingdom	74,879	74,131	65,027
France	46,972	53,322	49,093
Italy	25,903	28,794	26,443
Spain	19,998	21,566	20,194
Switzerland	15,631	14,544	12,246
Netherlands	11,645	10,643	9,352
Other	79,910	78,201	66,221
	348,333	366,390	326,685
Asia Pacific Region
Australia	49,274	58,448	53,063
Japan	43,171	44,132	44,869
China	40,619	34,674	29,044
Other	36,186	29,406	24,212
	169,250	166,660	151,188
Total	$1,601,892	$1,485,807	$1,377,058

Net long-lived assets, consisting of net property and equipment, are subject to geographic risks because they are generally difficult to move and to effectively utilize in another geographic area in a reasonable time period and because they are relatively illiquid. Net long-lived assets by principal geographic areas were as follows (in thousands):

	December 31,	December 31,
	2015	2014
Americas
United States	$285,391	$262,475
Brazil	8,404	3,206
Canada	1,796	2,270
	295,591	267,951
Europe, the Middle East and Africa
United Kingdom	13,269	14,366
Germany	5,159	4,836
Netherlands	4,425	3,456
France	2,679	3,172
Switzerland	2,831	2,631
Other	2,047	1,674
	30,410	30,135
Asia Pacific Region
Japan	2,210	2,204
Australia	2,135	1,789
Other	2,680	1,508
	7,025	5,501
Total	$333,026	$303,587

NOTE 16.      FAIR VALUE MEASUREMENTS

The following table sets forth our assets and liabilities that were measured at fair value on a recurring basis at December 31, 2015 and at December 31, 2014 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015

Assets
Money market funds(1)	$15,490	$-	$-	$15,490
Agency bonds	-	1,999	-	1,999
Commercial paper	-	1,800	-	1,800

Marketable securities
Corporate bonds	-	177,613	-	177,613
U.S. government bonds	-	12,871	-	12,871
Agency bonds	-	12,065	-	12,065
Certificates of deposit	-	3,500	-	3,500
Commercial paper	-	3,491	-	3,491
International government bonds	-	1,459	-	1,459
Municipal bonds	-	1,399	-	1,399
Treasury bills	-	1,193	-	1,193
Total marketable securities	-	213,591	-	213,591

Equity mutual funds(2)	2,264	-	-	2,264
Foreign currency exchange contracts(3)	-	4,876	-	4,876
Liabilities
Foreign currency exchange contracts(3)	-	1,365	-	1,365
Deferred compensation(4)	2,264	-	-	2,264
Interest rate swaps(5)	-	384	-	384

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014

Assets
Money market funds(1)	$204,743	$-	$-	$204,743
Equity mutual funds(2)	2,654	-	-	2,654
Foreign currency exchange contracts(3)	-	12,226	-	12,226
Liabilities
Foreign currency exchange contracts(3)	-	1,323	-	1,323
Deferred compensation(4)	2,654	-	-	2,654
Interest rate swaps(5)	-	1,117	-	1,117

__________

(1)

Money market funds, agency bonds and commercial paper with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of December 31, 2015 and December 31, 2014 consisted of demand deposits.  Commercial paper with an original maturity of over ninety days is included within marketable securities.

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

We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the years ended December 31, 2015 and 2014.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate carrying value due to their short maturity. See Note 2 for additional information regarding valuation methodology for assets and liabilities for which fair value is measured on a recurring basis and for information regarding the fair values of our unsecured revolving credit facility and long-term debt.

Note 17.      HEDGING Instruments

Disclosure within this footnote is presented to provide transparency about how and why we use derivative and non-derivative instruments (collectively “hedging instruments”) and how the hedging instruments and related hedged items affect our financial position, results of operations, and cash flows. See Note 2 for a discussion surrounding our hedging instruments and hedging accounting policies, Note 16 for additional information regarding the fair value of our derivative instruments and Note 19 for additional information regarding the effect of derivative instruments designated as cash flow hedges on the consolidated statement of operations.

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

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions, including transactions denominated in euro, British pound, Japanese yen, Canadian dollar, Australian dollar and Swiss franc. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with well-capitalized multinational financial institutions, and we do not hold or engage in transactions involving hedging instruments for purposes other than risk management. Our accounting policies for these contracts are based on our designation of such instruments as hedging transactions.

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

We did not de-designate any instruments from hedge accounting treatment during the years ended December 31, 2015, 2014 and 2013. Gains or losses related to hedge ineffectiveness recognized in earnings during the years ended December 31, 2015, 2014 and 2013 were not material.  At December 31, 2015, the estimated amount of net gains, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next twelve months is $2.3 million if exchange and interest rates do not fluctuate from the levels at December 31, 2015.

We hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Swiss franc.  We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $176.1 million and $186.7 million at December 31, 2015 and December 31, 2014, respectively.

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

Net Investment Hedge

In June 2015, we issued and sold our 2025 Notes through a private placement an aggregate principal amount of €88.9 million (approximately USD $100 million). We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a $1.9 million gain, net of income tax, within AOCI as a result of this net investment hedge for the year ended December 31, 2015. This unrealized gain recorded at December 31, 2015 will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or all or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K for further information regarding the issuance of these 2025 Notes.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments, and their respective classification on the consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Hedging Assets
		December 31,	December 31,
		2015	2014

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$4,876	$12,226
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,268	1,323
Net amount		$3,608	$10,903

		Hedging Liabilities
		December 31,	December 31,
		2015	2014

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$1,365	$1,323
Interest rate swaps	Accrued liabilities	384	1,117
Total derivative instruments presented as cash flow hedges on the balance sheet		1,749	2,440
Foreign currency borrowings designated as net investment hedge on the balance sheet	Long-term debt	97,085	-
Total hedging instruments presented on the balance sheet		98,834	2,440
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,268	1,323
Net amount		$97,566	$1,117

The effect of derivative instruments designated as cash flow hedges on the consolidated balance sheets for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in thousands):

	Gain (Loss) Recognized in AOCI on Derivative Instruments (Effective Portion)
	For Year Ended December 31,
Derivative instruments	2015	2014	2013

Foreign currency exchange contracts, net of tax	$(5,604)	$7,098	$1,350
Interest rate swaps, net of tax	461	442	541
Total derivative instruments, net of tax	$(5,143)	$7,540	$1,891

NOTE 18.      REPURCHASES OF COMMON STOCK

Our Board of Directors has authorized the repurchase of up to 65,000,000 shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders, and we also repurchase to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. As of December 31, 2015, there are 6,806,152 remaining shares available for repurchase under this authorization.

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders.

The following is a summary of our open market common stock repurchases and shares acquired through employee surrender for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	For the Years Ended December 31,
	2015	2014	2013

Share repurchases during the period(1)	5,659	9,761	7,903
Shares acquired through employee surrender(1)	69	92	99
Total shares repurchased(1)	5,728	9,853	8,002

Cost of share repurchases during the period	$406,430	$618,158	$367,762
Cost of employee surrenders	5,457	5,809	4,548
Total cost of shares repurchased	$411,887	$623,967	$372,310

Average cost per share	$71.90	$63.32	$46.53

(1)

Shares repurchased and acquired through employee surrender for payment of minimum required withholding taxes on and before June 15, 2015 and the associated average cost per share have been adjusted to reflect the June 2015 two-for-one stock split. Actual shares repurchased were approximately 4,313,000,  4,927,000 and 4,001,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 19.      ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in accumulated other comprehensive income, net of tax, for the years ended December 31, 2015 and 2014 consisted of the following (in thousands):

	Unrealized gain (loss) on investments, net of tax	Unrealized gain (loss) on derivatives instruments, net of tax	Unrealized gain on net investment hedge, net of tax	Cumulative translation adjustment	Total

Balance as of December 31, 2013	$108	$(179)	$-	$13,693	$13,622
Other comprehensive income (loss) before reclassifications	(107)	9,542	-	(29,126)	(19,691)
Gains reclassified from accumulated other comprehensive income	-	(2,002)	-	-	(2,002)
Balance as of December 31, 2014	1	7,361	-	(15,433)	(8,071)
Other comprehensive income (loss) before reclassifications	(226)	8,839	1,894	(30,718)	(20,211)
Gains reclassified from accumulated other comprehensive income	-	(13,983)	-	-	(13,983)
Balance as of December 31, 2015	$(225)	$2,217	$1,894	$(46,151)	$(42,265)

The following is a summary of reclassifications out of accumulated other comprehensive income for the years ended December 31, 2015, 2014 and 2013 (in thousands):

		Amounts Reclassified from Accumulated Other
	Affected Line Item in the	Comprehensive Income
Details about Accumulated Other	Statement Where	For the Years Ended December 31,
Comprehensive Income Components	Net Income in Presented	2015	2014	2013

Gains (losses) on derivative instruments included in net income:
Foreign currency exchange contracts	Cost of revenue	$20,878	$3,822	$3,469
Interest rate swaps	Interest expense	(1,042)	(1,064)	(900)
	Total gains before tax	19,836	2,758	2,569
	Tax expense	5,853	756	679
	Gains, net of tax	$13,983	$2,002	$1,890

NOTE 20.      PREFERRED STOCK

Our Board of Directors is authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue from time to time up to 500,000 shares of Preferred Stock, $1.00 par value per share (“Preferred Stock”), in one or more series. Each such series of Preferred Stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights. There are no shares of Preferred Stock outstanding as of December 31, 2015.

NOTE 21.      IDEXX RETIREMENT AND INCENTIVE SAVINGS PLAN

We have established the IDEXX Retirement and Incentive Savings Plan (the “401(k) Plan”). U.S. employees eligible to participate in the 401(k) Plan may contribute specified percentages of their salaries. We match a portion of these contributions, not to exceed 4% of participants’ eligible compensation. We matched $11.5 million, $8.8 million and $7.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, we may make contributions to the 401(k) Plan at the discretion of the Board of Directors. There were no discretionary contributions in 2015, 2014 or 2013.

We also have established defined contribution plans for regional employees in Europe and in Canada. With respect to these plans, we contributed $3.5 million, $3.7 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 22.      SUMMARY OF QUARTERLY DATA (UNAUDITED)

A summary of quarterly data(1) follows (in thousands, except per share data):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,

2015
Revenue	$382,477	$413,343	$406,387	$399,685
Gross profit	215,544	232,757	224,274	217,695
Operating income	72,803	88,303	71,895	66,911
Net income attributable to IDEXX Laboratories, Inc. stockholders	46,594	56,912	44,223	44,349
Earnings per share:
Basic	$0.49	$0.61	$0.48	$0.49
Diluted	$0.49	$0.60	$0.48	$0.48

2014
Revenue	$360,203	$390,122	$383,523	$351,959
Gross profit	202,097	218,518	213,336	182,165
Operating income	70,046	83,219	72,189	34,801
Net income attributable to IDEXX Laboratories, Inc. stockholders	46,585	57,218	52,142	25,961
Earnings per share:
Basic	$0.45	$0.56	$0.52	$0.27
Diluted	$0.45	$0.55	$0.52	$0.27

(1)	Amounts presented may not recalculate to full-year totals due to rounding.
F-45

SCHEDULE II

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Charges to Costs and Expenses	Charges to Other Accounts(1)	Write-Offs/Cash Payments	Foreign Currency Translation	Balance at End of Year

Reserves for doubtful accounts receivable:
December 31, 2013	$2,632	$1,601	$-	$(762)	$62	$3,533
December 31, 2014	3,533	2,035	-	(1,146)	(116)	4,306
December 31, 2015	4,306	2,200	-	(817)	(561)	5,128

Valuation allowance for deferred tax assets:
December 31, 2013	$4,547	$735	$742	$(701)	$(122)	$5,201
December 31, 2014	5,201	799	-	(1,042)	(280)	4,678
December 31, 2015	4,678	634	-	(468)	(398)	4,446

(1) Amount relates to net operating losses obtained through acquisitions where uncertainty exists as to our ability to use the tax attribute.

EXHIBIT INDEX

Exhibit No.	Description

3.1

Restated Certificate of Incorporation of the Company, as amended (filed as Exhibit No. 3(i) to Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 0-19271, and incorporated herein by reference).

3.2	Amended and Restated By-Laws of the Company (filed herewith).

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

4.5

Amended and Restated Multicurrency Note Purchase and Private Shelf Agreement, dated as of June 18, 2015, among the Company, as issuer, Prudential Investment Management, Inc., Pruco Life Insurance Company, The Prudential Insurance Company of America, Prudential Investment Japan Co., Ltd., as investment manager, and Prudential Investment Management, Inc., as sub-adviser for The Gibraltar Life Insurance Co., Ltd., Prudential Arizona Reinsurance Universal Company, as grantor, and Prudential Investment Management, Inc., as investment manager for PAR U Hartford Life Insurance Comfort Trust, Prudential Private Placement Investors, L.P., as investment advisor, and Prudential Private Placement Investors, Inc., as general partner to each of, The Independent Order of Foresters, Zurich American Insurance Company, Globe Life and Accident Insurance Company, Family Heritage Life Insurance Company of America, MTL Insurance Company, The Lincoln National Life Insurance Company, William Penn Life Insurance Company of New York, Farmers Insurance Exchange and Mid Century Insurance Company, as purchasers (filed as Exhibit No. 99.1 to Current Report on Form 8-K filed June 24, 2015 and incorporated herin by reference).

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

10.21**

IDEXX Laboratories 1997 Employee Stock Purchase Plan, as amended (filed as Exhibit No. 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 filed July 30, 2015 and incorporated herein by reference).

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

10.25**	Form of Performance-Based Restricted Stock Unit Agreement pursuant to the 2009 Stock Incentive Plan (filed herewith).

10.26

Second Amended and Restated Credit Agreement, dated as of December 4, 2015, among the Company, IDEXX Distribution, Inc., IDEXX Operations, Inc., OPTI Medical Systems, Inc., IDEXX Laboratories Canada Corporation and IDEXX Europe B.V., as borrowers, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Toronto agent, and J.P. Morgan Europe Limited, as London agent (filed as Exhibit No. 10.1 to the Current Report on Form 8-K filed December 8, 2015 and incorporated herein by reference).

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

IDEXX LABORATORIES, INC.

By: /s/ Jonathan W. Ayers
Date: February 16, 2016	Jonathan W. Ayers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Jonathan W. Ayers	President, Chief Executive Officer and	February 16, 2016
Jonathan W. Ayers	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Brian P. McKeon	Executive Vice President, Chief Financial	February 16, 2016
Brian P. McKeon	Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Bruce L. Clafin	Director	February 16, 2016
Bruce L. Clafin

/s/ Thomas Craig	Director	February 16, 2016
Thomas Craig

/s/ William T. End	Director	February 16, 2016
William T. End

/s/ Rebecca M. Henderson, PhD	Director	February 16, 2016
Rebecca M. Henderson, PhD

/s/ Barry C. Johnson, PhD	Director	February 16, 2016
Barry C. Johnson, PhD

/s/ Daniel M. Junius	Director	February 16, 2016
Daniel M. Junius

/s/ M. Anne Szostak	Director	February 16, 2016
M. Anne Szostak

/s/ Sophie V. Vandebroek, PhD	Director	February 16, 2016
Sophie V. Vandebroek, PhD