Form 10-Q
period 2016-03-31
IDEXX LABORATORIES INC /DE
filed 2016-04-29
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share, was 89,531,171 on April 20, 2016.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$132,953	$128,994
Marketable securities	217,617	213,591
Accounts receivable, net of reserves of $5,100 in 2016 and $5,128 in 2015	212,072	188,318
Inventories	183,759	188,833
Deferred income tax assets	-	39,829
Other current assets	62,605	62,069
Total current assets	809,006	821,634
Long-Term Assets:
Property and equipment, net	343,010	333,026
Goodwill	181,941	178,934
Intangible assets, net	53,257	55,909
Other long-term assets	91,433	85,490
Total long-term assets	669,641	653,359
TOTAL ASSETS	$1,478,647	$1,474,993

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$52,458	$52,648
Accrued liabilities	178,267	205,530
Line of credit	622,000	573,000
Current portion of deferred revenue	25,943	25,583
Total current liabilities	878,668	856,761
Long-Term Liabilities:
Deferred income tax liabilities	15,597	49,389
Long-term debt	600,021	597,085
Long-term deferred revenue, net of current portion	27,787	27,055
Other long-term liabilities	30,361	28,698
Total long-term liabilities	673,766	702,227
Total liabilities	1,552,434	1,558,988

Commitments and Contingencies (Note 13)

Stockholders’ Deficit:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 102,546 and 102,237 shares in 2016 and 2015, respectively	10,255	10,258
Additional paid-in capital	952,943	940,534
Deferred stock units: Outstanding: 240 units in both 2016 and 2015	5,432	5,409
Retained earnings	364,375	318,356
Accumulated other comprehensive loss	(37,515)	(42,265)
Treasury stock, at cost: 13,000 and 12,242 shares in 2016 and 2015, respectively	(1,369,412)	(1,316,417)
Total IDEXX Laboratories, Inc. stockholders’ deficit	(73,922)	(84,125)
Noncontrolling interest	135	130
Total stockholders’ deficit	(73,787)	(83,995)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,478,647	$1,474,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Revenue:
Product revenue	$249,065	$232,104
Service revenue	168,485	150,373
Total revenue	417,550	382,477
Cost of Revenue:
Cost of product revenue	97,631	83,370
Cost of service revenue	92,382	83,563
Total cost of revenue	190,013	166,933
Gross profit	227,537	215,544

Expenses:
Sales and marketing	79,829	75,136
General and administrative	49,295	42,599
Research and development	24,620	25,006
Income from operations	73,793	72,803
Interest expense	(8,304)	(6,304)
Interest income	820	425
Income before provision for income taxes	66,309	66,924
Provision for income taxes	20,284	20,346
Net income	46,025	46,578
Less: Net income (loss) attributable to noncontrolling interest	6	(16)
Net income attributable to IDEXX Laboratories, Inc. stockholders	$46,019	$46,594

Earnings per Share:
Basic	$0.51	$0.49
Diluted	$0.51	$0.49
Weighted Average Shares Outstanding:
Basic	89,924	94,280
Diluted	90,838	95,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Net income	$46,025	$46,578
Other comprehensive income, net of tax:
Foreign currency translation adjustments	6,016	(20,232)
Unrealized gain on net investment hedge	2,224	-
Unrealized gain on investments, net of tax expense of $70 in 2016 and $19 in 2015	205	33
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of tax expense (benefit) of ($1,443) in 2016 and $3,082 in 2015	(3,266)	7,185
Less: reclassification adjustment for gains included in net income, net of tax expense of $170 in 2016 and $1,253 in 2015	(429)	(2,964)
Unrealized gain (loss) on derivative instruments	(3,695)	4,221
Other comprehensive gain (loss), net of tax	4,750	(15,978)
Comprehensive income	50,775	30,600
Less: comprehensive income (loss) attributable to noncontrolling interest	6	(16)
Comprehensive income attributable to IDEXX Laboratories, Inc.	$50,769	$30,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015

Cash Flows from Operating Activities:
Net income	$46,025	$46,578
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	18,546	16,154
Impairment charge	1,110	-
Benefit of deferred income taxes	2,520	565
Share-based compensation expense	4,922	4,652
Other	586	625
Tax benefit from share-based compensation arrangements	(2,063)	(7,713)
Changes in assets and liabilities:
Accounts receivable	(21,504)	(51,438)
Inventories	1,764	(10,142)
Other assets and liabilities	(27,516)	(10,746)
Accounts payable	(1,801)	(4,332)
Deferred revenue	637	1,153
Net cash provided (used) by operating activities	23,226	(14,644)
Cash Flows from Investing Activities:
Purchases of property and equipment	(21,906)	(23,017)
Purchase of marketable securities	(72,079)	(140,448)
Proceeds from the sale and maturities of marketable securities	70,186	3,228
Acquisitions of a business, net of cash acquired	-	(383)
Net cash used by investing activities	(23,799)	(160,620)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	49,000	500
Debt issue costs	(57)	(90)
Issuance of long-term debt	-	150,000
Repurchases of common stock	(53,480)	(133,647)
Proceeds from exercises of stock options and employee stock purchase plans	5,760	12,325
Payment of acquisition-related contingent consideration	(2,084)	-
Tax benefit from share-based compensation arrangements	2,063	7,713
Net cash provided by financing activities	1,202	36,801
Net effect of changes in exchange rates on cash	3,330	(1,913)
Net increase (decrease) in cash and cash equivalents	3,959	(140,376)
Cash and cash equivalents at beginning of period	128,994	322,536
Cash and cash equivalents at end of period	$132,953	$182,160

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March  31, 2016 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended March  31, 2016 and our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”).

Stock Split

On May 6, 2015, we announced a two-for-one split of our outstanding shares of common stock which was effected through a stock dividend that was paid through the issuance of treasury shares. The stock split entitled each stockholder of record at the close of business on May 18, 2015 to receive one additional share of common stock for each outstanding share of common stock held. The additional shares of our common stock paid pursuant to the stock split were distributed by the Company’s transfer agent on June 15, 2015. All share and per share amounts in the condensed consolidated balance sheets, condensed consolidated statement of operations and notes to the condensed consolidated financial statements for the three months ended March 31, 2015 retroactively reflect the effect of the stock split unless otherwise noted.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Note 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2016 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2015 Annual Report, except as noted below.

New Accounting Pronouncements Adopted

Deferred Income Taxes

During the first quarter of 2016, the Company early adopted Financial Accounting Standards Board (“FASB”) amendments which require us to classify all deferred tax assets and liabilities as noncurrent within our condensed consolidated balance sheet. In accordance with the FASB’s permitted transition guidance, we applied this guidance prospectively and did not revise our prior period balance sheet presentation for the effects of this amendment. These amendments did not have a material impact on our financial statements.

Deferred Financing Costs

Effective January 1, 2016, the Company adopted FASB amendments that require debt issuance costs related to a recognized debt liability be presented within the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This reclassification of the presentation of deferred financing costs did not have a material impact on other long-term assets or long-term debt amounts reported in our March 31, 2016 condensed consolidated balance sheet and additionally would not have a material impact on such amounts reported in a prior period. As such, these amendments have been reflected prospectively in 2016; prior period amounts have not been revised for the effects of this amendment.

The FASB confirmed in August 2015 that the aforementioned amendments did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. For line-of-credit arrangements, borrowers have the option of presenting debt issuance costs as an asset which is subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any related outstanding borrowings. As such, we continue to present deferred financing costs associated with our unsecured revolving credit facility within other long-term assets in the accompanying condensed consolidated balance sheets. Following recognition within the condensed consolidated balance sheets, all deferred financing costs are amortized to interest expense using the effective interest rate method over the term of the related debt agreement. These amendments did not have a material impact on our financial statements.

Additional Pronouncements

During the three months ended March 31, 2016, the adoption of other effective FASB amendments addressing measurement-period adjustments for business combinations, accounting for cloud computing arrangements that include a software license, and to the fair value hierarchy of investments measured at net asset value did not have a material impact on our financial statements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued an amendment which will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Additionally, the amendment requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments reached in the application of the guidance and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB voted to defer the effective date of the amendment to apply to public business entities for annual and interim periods ending after December 15, 2017. The amendment allows for two methods of adoption: a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. We are in the process of determining the method of adoption and the impact of this amendment on our consolidated financial statements.

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

In February 2016, the FASB issued amendments to increase transparency and comparability among organizations’ leasing arrangements. The principal difference from previous guidance is that effective upon adoption, the lease assets and lease liabilities arising from operating leases will be recognized in the statement of financial position. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, we are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including the option to utilize a number of practical expedients. We are in the process of determining the impact of this amendment on our consolidated financial statements.

In March 2016, the FASB issued amendments which simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, recognition of stock compensation award forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The most significant change resulting from these amendments is recording all the tax effects related to share-based payments at settlement through the income statement. Under existing guidance, tax benefits in excess of compensation costs (“windfalls”) are recorded in equity. Similarly, tax deficiencies below compensation costs (“shortfalls”) are recorded in equity to the extent of previous windfalls, while shortfalls in excess of this are recorded to the income statement. For public business entities, this update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are in the process of determining the method of adoption and the impact of this amendment on our consolidated financial statements.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three months ended March 31, 2016 and 2015 totaled $24.0 million and $22.0 million, respectively. The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at March 31, 2016 was $54.7 million, which will be recognized over a weighted average period of approximately 2.3 years.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended
	March 31,
	2016	2015

Expected stock price volatility	25%	23%
Expected term, in years	5.7	5.6
Risk-free interest rate	1.2%	1.5%

Weighted average fair value of options granted	$17.54	$19.99

Note 4.      marketable securities

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$152,383	$85	$(90)	$152,378
Asset backed securities	24,430	37	-	24,467
U.S. government bonds	17,057	11	-	17,068
Commercial paper	9,840	-	-	9,840
Certificates of deposit	8,600	-	-	8,600
Agency bonds	2,401	-	-	2,401
International government bonds	1,457	-	(1)	1,456
Municipal bonds	1,400	7	-	1,407
Total marketable securities	$217,568	$140	$(91)	$217,617

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$177,810	$24	$(221)	$177,613
U.S. government bonds	12,881	-	(10)	12,871
Agency bonds	12,068	-	(3)	12,065
Certificates of deposit	3,500	-	-	3,500
Commercial paper	3,491	-	-	3,491
International government bonds	1,462	-	(3)	1,459
Municipal bonds	1,400	-	(1)	1,399
Treasury bill	1,192	1	-	1,193
Total marketable securities	$213,804	$25	$(238)	$213,591

As of March 31, 2016, unrealized losses on marketable securities that have been in a continuous loss position for more than twelve months were not material. Our portfolio of marketable securities had an average AA- credit rating as of March 31, 2016. There were no marketable securities that we consider to be other-than-temporarily impaired as of March 31, 2016.

Remaining contractual maturities of marketable securities were as follows (in thousands):

As of March 31, 2016	Amortized Cost	Fair Value

Due in one year or less	$162,177	$162,198
Due after one year through three years	55,391	55,419
	$217,568	$217,617

Note 5.      Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2016	2015

Raw materials	$32,029	$31,184
Work-in-process	19,439	18,698
Finished goods	132,291	138,951
Inventories	$183,759	$188,833

Note 6.       Goodwill and Intangible Assets, NET

The increase in goodwill during the three months ended March 31, 2016 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the three months ended March 31, 2016 resulted primarily from the continued amortization of our intangible assets and an impairment related to our OPTI line of business, partly offset by changes in foreign currency exchange rates.

During the first quarter of 2016, management reviewed our OPTI Medical product offerings. As  a result of this review, we discontinued our product development activities in the human point-of-care medical diagnostics market during March 2016 and instead will focus our commercial efforts in this market on supporting our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer.

We assessed the realizability of the related tangible and intangible assets as  a  result of the aforementioned change in strategy and determined the expected future cash flows were less than the carrying value of the asset group. As a result, we recorded a non-cash intangible asset impairment of $1.1 million within our condensed consolidated statement of operations for the three months ended March 31, 2016.

NOTE 7.      Other current and long-term ASSETS

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Prepaid expenses	$23,970	$27,244
Taxes receivable	13,219	11,792
Customer acquisition costs, net	16,573	16,412
Other assets	8,843	6,621
Other current assets	$62,605	$62,069

Other long-term assets consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Investment in long-term product supply arrangements	$12,305	$12,165
Customer acquisition costs, net	45,663	43,570
Other assets	33,465	29,755
Other long-term assets	$91,433	$85,490

Note 8.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015

Accrued expenses	$62,649	$65,665
Accrued employee compensation and related expenses	46,688	77,027
Accrued taxes	24,815	18,963
Accrued customer programs	44,115	43,875
Accrued liabilities	$178,267	$205,530

Note 9.      Repurchases of common STOCK

We primarily acquire shares by means of repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the three months ended March 31, 2016 and 2015 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender for the three months ended March 31, 2016 and 2015 (in thousands, except per share amounts):

	March 31,	March 31,
	2016	2015

Shares repurchased(1)	708	1,718
Shares acquired through employee surrender(1)	52	61
Total shares repurchased(1)	760	1,779

Cost of shares repurchased	$49,715	$133,647
Cost of employee surrenders	3,529	4,866
Total cost of shares repurchased	$53,244	$138,513

Average cost per share	$70.06	$77.85

 _____________

(1)

Shares repurchased and acquired through employee surrender for payment of minimum required withholding taxes on and before June 15, 2015 and the associated average cost per share have been adjusted to reflect the June 15, 2015 two-for-one stock split.  Actual shares repurchased were approximately 890,000 for the three months ended March 31, 2015.

Note 10.      Income Taxes

Our effective income tax rate was 30.6% and 30.4% for the three months ended March 31, 2016 and 2015, respectively. The increase in our effective rate for the three months ended March 31, 2016 as compared to the same period of the prior year was related to lower relative earnings subject to international tax rates that are lower than domestic tax rates, including the impact of foreign currency exchange rates, partly offset by the benefit of the U.S. research and development (“R&D”) tax credit.  There was no available U.S. R&D tax credit during the period ending March 31, 2015 because the credit had not yet been extended.  In December 2015, the U.S. R&D tax credit was permanently extended with retroactive application to January 1, 2015.

Note 11.    ACCUMULATED OTHER Comprehensive Income

The changes in accumulated other comprehensive income (“AOCI”), net of tax, for the three months ended March 31, 2016 consisted of the following (in thousands):

For the Three Months Ended March 31, 2016	Unrealized Gain (Loss) on Investments, Net of Tax	Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	Unrealized Gain on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2015	$(225)	$2,217	$1,894	$(46,151)	$(42,265)
Other comprehensive (loss) income before reclassifications	205	(3,266)	2,224	6,016	5,179
Gains reclassified from accumulated other comprehensive income	-	(429)	-	-	(429)
Balance as of March 31, 2016	$(20)	$(1,478)	$4,118	$(40,135)	$(37,515)

The following is a summary of reclassifications out of AOCI for the three months ended March 31, 2016 and 2015 (in thousands):

Details about AOCI Components	Affected Line Item in the Statement of Operations	Amounts Reclassified from AOCI For the Three Months Ended March 31,
		2016	2015
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$809	$4,479
Interest rate swaps	Interest expense	(210)	(262)
	Total gains before tax	599	4,217
	Tax expense	170	1,253
	Gains, net of tax	$429	$2,964

Note 12.    Earnings per Share

Basic earnings per share is computed by dividing net income attributable to IDEXX Laboratories, Inc. stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options, the total unrecognized compensation expense for unvested share-based compensation awards and the excess tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 4 to the consolidated financial statements in our 2015 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015

Shares outstanding for basic earnings per share	89,924	94,280

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	89,924	94,280
Dilutive effect of share-based payment awards	914	1,241
	90,838	95,521

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three months ended March  31, 2016 and 2015 (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015

Weighted average number of shares underlying anti-dilutive options	1,044	363

Weighted average number of shares underlying anti-dilutive restricted stock units	-	67

Note 13.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March  31, 2016 are consistent with those discussed in Note 14 to the consolidated financial statements in our 2015 Annual Report.

Note 14.     Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments include diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

Certain costs are not allocated to our operating segments and are instead reported under the caption “Unallocated Amounts”. These costs include costs that do not align with one of our existing operating segments or are cost prohibitive to allocate, which primarily consist of our R&D function, regional or country expenses, certain foreign currency revaluation gains and losses on monetary balances in currencies other than our subsidiaries’ functional currency and unusual items. Corporate support function costs (such as information technology, facilities, human resources, finance and legal), health benefits and incentive compensation are charged to our business segments at pre-determined budgeted amounts or rates. Differences from these pre-determined budgeted amounts or rates are captured within Unallocated Amounts.

Effective January 1, 2016, we modified our management reporting to the CODM to provide a more comprehensive view of the performance of our operating segments by including the capitalization of variances between standard and actual manufacturing costs, which adjusts the timing of cost recognition from when the variance is created to the period in which the related inventory is sold. Prior to January 1, 2016, the capitalization and subsequent recognition of these variances were not allocated to our operating segments and were instead reported under the caption “Unallocated Amounts”.

The segment gross profit and income (loss) from operations within this report for the quarter ended March 31, 2015 has been retrospectively revised to reflect the aforementioned changes to our segment performance metrics.

The following is a summary of segment performance for the three months ended March  31, 2016 and 2015 (in thousands):

	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2016
Revenue	$357,639	$23,552	$30,856	$5,503	$-	$417,550

Income (loss) from operations	$61,378	$9,679	$4,570	$(837)	$(997)	$73,793
Interest expense, net						(7,484)
Income before provision for income taxes						66,309
Provision for income taxes						20,284
Net income						46,025
Less: Net income attributable to noncontrolling interest						6
Net income attributable to IDEXX Laboratories, Inc. stockholders						$46,019

2015
Revenue	$324,531	$21,698	$31,270	$4,978	$-	$382,477

Income (loss) from operations	$53,518	$9,361	$6,956	$(322)	$3,290	$72,803
Interest expense, net						(5,879)
Income before provision for income taxes						66,924
Provision for income taxes						20,346
Net income						46,578
Less: Net loss attributable to noncontrolling interest						(16)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$46,594

The following is a summary of revenue by product and service category for the three months ended March  31, 2016 and 2015  (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
CAG segment revenue:
CAG Diagnostics recurring revenue:	$305,510	$278,766
IDEXX VetLab® consumables	107,959	98,392
IDEXX VetLab service and accessories	13,757	13,530
Rapid assay products	43,086	43,637
Reference laboratory diagnostic and consulting services	140,708	123,207
CAG Diagnostics capital - instruments	22,974	20,113
Customer information management and diagnostic imaging systems	29,155	25,652
CAG segment revenue	357,639	324,531

Water segment revenue	23,552	21,698
LPD segment revenue	30,856	31,270
Other segment revenue	5,503	4,978
Total revenue	$417,550	$382,477

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2016.

Our marketable debt securities are initially valued at the transaction price and are subsequently remeasured to fair value as of the balance sheet date utilizing third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches and observable market inputs to determine value. Observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers and other industry and economic events. We validate the prices provided by our third-party pricing services by obtaining independent market values from other pricing sources and analyzing pricing data in certain instances.

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

The amount outstanding under our unsecured revolving credit facility (“Credit Facility”) and long-term debt are measured at carrying value in our accompanying condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $612.0 million and $600.6 million, respectively, as of March 31, 2016 and $593.7 million and $597.1 million, respectively, as of December 31, 2015.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at March  31, 2016 and at December 31, 2015 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of March 31, 2016	(Level 1)	(Level 2)	(Level 3)	March 31, 2016

Assets
Money market funds(1)	$9,213	$-	$-	$9,213
Commercial paper(1)	-	2,299	-	2,299

Marketable Securities
Corporate bonds	-	152,378	-	152,378
Asset backed securities	-	24,467	-	24,467
U.S. government bonds	-	17,068	-	17,068
Commercial paper	-	9,840	-	9,840
Certificates of deposit	-	8,600	-	8,600
Agency bonds	-	2,401	-	2,401
International government bonds	-	1,456	-	1,456
Municipal bonds	-	1,407	-	1,407
Total marketable securities	-	217,617	-	217,617

Equity mutual funds(2)	2,207	-	-	2,207
Foreign currency exchange contracts(3)	-	2,556	-	2,556
Liabilities
Foreign currency exchange contracts(3)	-	4,160	-	4,160
Deferred compensation(4)	2,207	-	-	2,207
Interest rate swaps(5)	-	209	-	209

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015

Assets
Money market funds(1)	$15,490	$-	$-	$15,490
Agency bonds	-	1,999	-	1,999
Commercial paper	-	1,800	-	1,800

Marketable Securities
Corporate bonds	-	177,613	-	177,613
U.S. government bonds	-	12,871	-	12,871
Agency bonds	-	12,065	-	12,065
Certificates of deposit	-	3,500	-	3,500
Commercial paper	-	3,491	-	3,491
International government bonds	-	1,459	-	1,459
Municipal bonds	-	1,399	-	1,399
Treasury bills	-	1,193	-	1,193
Total marketable securities	-	213,591	-	213,591

Equity mutual funds(2)	2,264	-	-	2,264
Foreign currency exchange contracts(3)	-	4,876	-	4,876
Liabilities
Foreign currency exchange contracts(3)	-	1,365	-	1,365
Deferred compensation(4)	2,264	-	-	2,264
Interest rate swaps(5)	-	384	-	384

_____________

(1)

Money market funds, agency bonds and commercial paper with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of March 31, 2016 and December 31, 2015 consisted of demand deposits.  Commercial paper and agency bonds with an original maturity of over ninety days are included within marketable securities.

(2)

Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets. See number (4) below for a discussion of the related deferred compensation liability.

(3)

Foreign currency exchange contracts are included within other current assets; other long-term assets; accrued liabilities; or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.

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

Note 16.    HEDGING Instruments

Disclosure within this note is presented to provide transparency about how and why we use derivative and non-derivative instruments (collectively “hedging instruments”), how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect our financial position, results of operations and cash flows.

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

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions, including transactions denominated in euro, British pound, Japanese yen, Canadian dollar, Australian dollar and Swiss franc. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with well-capitalized multinational financial institutions, and we do not hold or engage in transactions involving hedging instruments for purposes other than risk management. Our accounting policies for these contracts are based on the designation of such instruments as hedging transactions.

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the effect of hedging instruments on the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015.

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

We did not de-designate any instruments from hedge accounting treatment during the three months ended March 31, 2016 or 2015. Gains or losses related to hedge ineffectiveness recognized in earnings during the three months ended March 31, 2016 and 2015 were not material.  At March 31, 2016, the estimated amount of net losses, net of income tax benefit, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $1.0  million if exchange and interest rates do not fluctuate from the levels at March 31, 2016.

We hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Swiss franc.  We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $204.3 million and $176.1 million at March 31, 2016 and December 31, 2015, respectively.

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

Net Investment Hedge

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million (approximately $100 million) in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a $2.2 million gain, net of income tax, within AOCI as a result of this net investment hedge for the three months ended March 31, 2016. This unrealized gain recorded at March 31, 2016 will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or all or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 11 to the consolidated financial statements included in our 2015 Annual Report for further information regarding the issuance of these euro-denominated notes.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Hedging Assets
		March 31,	December 31,
		2016	2015

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$2,482	$4,876
Foreign currency exchange contracts	Other long-term assets	74	-
Total derivative instruments presented as cash flow hedges on the balance sheet		2,556	4,876
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,809	1,268
Net amount		$747	$3,608

		Hedging Liabilities
		March 31,	December 31,
		2016	2015

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$3,342	$1,365
Foreign currency exchange contracts	Other long-term liabilities	818	-
Interest rate swaps	Accrued liabilities	209	384
Total derivative instruments presented as cash flow hedges on the balance sheet		4,369	1,749
Foreign currency borrowings designated as net investment hedge on the balance sheet	Long-term debt	100,622	97,085
Total hedging instruments presented on the balance sheet		104,991	98,834
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,809	1,268
Net amount		$103,182	$97,566

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	Gain (Loss) Recognized in AOCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended
	March 31,
Derivative instruments	2016	2015

Cash flow hedging derivatives:
Foreign currency exchange contracts, net of tax	$(3,806)	$4,179
Interest rate swaps, net of tax	111	42
Total cash flow hedges	$(3,695)	$4,221

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to future revenue growth rates, business trends, earnings and other measures of financial performance;  the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; future commercial efforts; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) and this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

You should read the following discussion and analysis in conjunction with our 2015 Annual Report that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

▪	Business Overview

Operating Segments. We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and food, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market (“OPTI Medical”) with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

CAG develops, designs, manufactures and distributes products and performs services for veterinarians and the bioresearch market, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related instrumentation and performs services that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk and food. OPTI Medical manufactures and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market.

Certain costs are not allocated to our operating segments and are instead reported under the caption “Unallocated Amounts”. These costs include costs that do not align with one of our existing operating segments or are cost prohibitive to allocate, which primarily consist of our R&D function, regional or country expenses, certain foreign currency revaluation gains and losses on monetary balances in currencies other than our subsidiaries’ functional currency and unusual items. Corporate support function costs (such as information technology, facilities, human resources, finance and legal), health benefits and incentive compensation are charged to our business segments at pre-determined budgeted amounts or rates. Differences from these pre-determined budgeted amounts or rates are captured within Unallocated Amounts.

Effective January 1, 2016, we modified our management reporting to the Chief Operating Decision Maker (“CODM”) to provide a more comprehensive view of the performance of our operating segments by including the capitalization of variances between standard and actual manufacturing costs, which adjusts the timing of cost recognition from when the variance is created to the period in which the related inventory is sold. Prior to January 1, 2016, the capitalization and subsequent recognition of these variances were not allocated to our operating segments and were instead reported under the caption “Unallocated Amounts”.

The segment gross profit and income (loss) from operations within this report for the three months ended March 31, 2015 has been retrospectively revised to reflect the changes to our segment performance metrics described above.

The following is a summary of restated segment gross profit and income (loss) from operations for the three months ended March 31, 2015 (in thousands):

	For the Three		Net Impact of Standard Cost	For the Three
	Months Ended		Variance Capitalization and	Months Ended	Adjusted
Gross Profit	March 31, 2015	Percent of	Subsequent Recognition	March 31, 2015	Percent of
(dollars in thousands)	As Previously Reported	Revenue	to the Operating Segments	As Adjusted	Revenue

CAG	$175,845	54.2%	$1,089	$176,934	54.5%
Water	15,246	70.3%	(98)	15,148	69.8%
LPD	19,003	60.8%	1,005	20,008	64.0%
Other	2,601	52.2%	(128)	2,473	49.7%
Unallocated Amounts	2,849	N/A	(1,868)	981	N/A
Total Company	$215,544	56.4%	$-	$215,544	56.4%

	For the Three		Net Impact of Standard Cost	For the Three
	Months Ended		Variance Capitalization and	Months Ended	Adjusted
Operating Profit (Loss)	March 31, 2015	Percent of	Subsequent Recognition	March 31, 2015	Percent of
(dollars in thousands)	As Previously Reported	Revenue	to the Operating Segments	As Adjusted	Revenue

CAG	$52,429	16.2%	$1,089	$53,518	16.5%
Water	9,459	43.6%	(98)	9,361	43.1%
LPD	5,951	19.0%	1,005	6,956	22.2%
Other	(194)	(3.9%)	(128)	(322)	(6.5%)
Unallocated Amounts	5,158	N/A	(1,868)	3,290	N/A
Total Company	$72,803	19.0%	$-	$72,803	19.0%

Effects of Certain Factors and Trends on Results of Operations

Distributor Purchasing and Inventories. We employ an all-direct sales strategy in the U.S., however we continue to sell our products through third party distributors in certain international markets. When selling our products through international distributors, changes in distributors’ inventory levels can impact our reported sales, and these changes may be affected by many factors, which may not be directly related to underlying demand for our products by veterinary practices, which are the end-users. We do not believe the impact of changes in these distributors’ inventories had or would have a material impact on our growth rates in the relevant periods.

Currency Impact. For the three months ended March 31, 2016,  approximately 26% of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 25% for the three months ended March 31, 2015.  Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues. See “Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risks” included in our 2015 Annual Report for additional information regarding currency impact. Our future income tax expense could also be affected by changes in the mix of earnings, including as a result of changes in the rate of exchange for the U.S. dollar relative to currencies in countries with differing statutory tax rates.  See “Part I, Item 1A. Risk Factors.” included in our 2015 Annual Report for additional information regarding tax impacts.

Our foreign currency exchange impacts are comprised of three components: 1) revenues and expenses denominated in a foreign currency; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for 2016, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we estimate a 10% strengthening of the U.S. dollar would reduce operating income for the remainder of 2016 by approximately $11 million. This level is higher than in previous years due to the addition of estimated unhedged foreign currency exposures, including emerging market currencies that have higher relative revenue growth and volatility. The impact of the intercompany and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on our operating income.

The impact on revenue resulting from changes in foreign currency exchange rates is not a measure defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”), otherwise referred to herein as a non-GAAP financial measure. We calculate the impact on revenue resulting from changes in foreign currency exchange rates by applying the difference between the weighted average exchange rates during the current year period and the comparable prior year period applied to foreign currency denominated revenues for the prior year period. As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results normalized for changes in currency in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods.

During the three months ended March 31, 2016, as compared to the same period of the prior year, changes in foreign currency exchange rates decreased total company revenue by approximately $7.6 million, due primarily to the strengthening of the U.S. dollar against the euro and British pound. Additionally, these changes in foreign currency exchange rates reduced total company operating profit by $6.2 million and diluted earnings per share by $0.05 during the three months ended March 31, 2016. This unfavorable impact was net of offsetting foreign currency hedging gains, which increased total company operating profit by $0.8 million and diluted earnings per share by $0.01 during the three months ended March 31, 2016.

At our current currency exchange rate assumptions as compared to actual 2015 exchange rates, we anticipate that the strengthening of the U.S. dollar relative to major foreign currencies in which we transact will decrease total company revenue by approximately $13.4 million in the year ending December 31, 2016. Additionally, these changes in foreign currency exchange rates are expected to reduce total company operating profit by $24.5 million and diluted earnings per share by $0.21. This unfavorable impact is net of offsetting foreign currency hedging gains, which are expected to increase total company operating profit by $2.4 million and diluted earnings per share by $0.02 in the year ending December 31, 2016. The above estimate incorporates actual exchange rates for the three months ended March 31, 2016 and assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.12, the British pound at $1.40, the Canadian dollar at $0.75, the Australian dollar at $0.75 and the Japanese yen at ¥113 to the U.S. dollar for the remainder of 2016.

Effects of Economic Conditions.  Demand for our products and services is vulnerable to changes in the economic environment, including slow economic growth, high unemployment and credit availability. Negative or cautious consumer sentiment can lead to reduced or delayed consumer spending, resulting in a decreased number of patient visits to veterinary clinics. Unfavorable economic conditions can impact sales of instruments and diagnostic imaging systems, which are larger capital purchases for veterinarians. Additionally, economic turmoil can cause our customers to remain sensitive to the pricing of our products and services. In the U.S., we monitor patient visits and clinic revenue data provided by a subset of our CAG customers. Although this data is a limited sample and susceptible to short-term impacts such as weather, which may affect the number of patient visits in a given period, we believe that this data provides a fair and meaningful long-term representation of the trend in patient visit activity in the U.S., providing us insight regarding demand for our products and services.

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

Effects of Patent Expiration. Although the Company has several patents and licenses of patents and technologies from third parties that expired during 2015 and are expected to expire during 2016 and 2017, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on the Company’s financial position or future operations due to a range of factors including our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; and our significant know-how, scale and investments related to manufacturing processes of associated product offerings. See “Part I. Item 1. Business -  Patents and Licenses” of our 2015 Annual Report for more information.

▪	Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2016 are consistent with those discussed in our 2015 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

▪	Results of Operations

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended March 31, 2016, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of these transactions can vary dramatically from period to period, require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	March 31, 2016	March 31, 2015	Change	Change	Currency	Acquisitions	Growth

CAG	$357,639	$324,531	$33,108	10.2%	(1.5%)	0.5%	11.2%
Water	23,552	21,698	1,854	8.5%	(2.7%)	-	11.2%
LPD	30,856	31,270	(414)	(1.3%)	(4.8%)	-	3.5%
Other	5,503	4,978	525	10.5%	(0.3%)	-	10.8%
Total	$417,550	$382,477	$35,073	9.2%	(1.9%)	0.5%	10.6%

U.S. and International Revenue. The following table provides further analysis of total company revenue by domestic and international markets:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	March 31, 2016	March 31, 2015	Change	Change	Currency	Acquisitions	Growth

United States	$258,939	$235,408	$23,531	10.0%	-	0.3%	9.7%
International	158,611	147,069	11,542	7.8%	(5.0%)	0.7%	12.1%
Total	$417,550	$382,477	$35,073	9.2%	(1.9%)	0.5%	10.6%

The increase in both U.S. and international organic revenues was driven by CAG Diagnostics recurring revenue primarily resulting from higher sales volumes. The increase in organic international revenues was driven primarily by growth in Europe and the Asia-Pacific markets and, to a lesser extent, Canada and Latin America.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	March 31, 2016	March 31, 2015	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$305,510	$278,766	$26,744	9.6%	(1.6%)	0.6%	10.6%
IDEXX VetLab consumables	107,959	98,392	9,567	9.7%	(1.8%)	-	11.5%
IDEXX VetLab service and
accessories	13,757	13,530	227	1.7%	(1.2%)	-	2.9%
Rapid assay products	43,086	43,637	(551)	(1.3%)	(0.6%)	-	(0.7%)
Reference laboratory
diagnostic and
consulting services	140,708	123,207	17,501	14.2%	(1.8%)	1.3%	14.7%
CAG Diagnostics
capital - instruments	22,974	20,113	2,861	14.2%	(1.8%)	-	16.0%
Customer information
management and
diagnostic imaging systems	29,155	25,652	3,503	13.7%	(0.7%)	-	14.4%
Net CAG revenue	$357,639	$324,531	$33,108	10.2%	(1.5%)	0.5%	11.2%

The increase in CAG Diagnostics recurring revenue was due primarily to higher sales from our reference laboratory diagnostic services and of our IDEXX VetLab ® consumables resulting from increased volumes and, to a lesser extent, higher realized prices.

IDEXX VetLab ® consumables revenue growth was due primarily to higher sales volumes in the U.S., Europe and the Asia-Pacific region for our Catalyst consumables and, to a lesser extent, ProCyte Dx ® consumables, resulting from growth in testing by existing customers, an expanded menu of available tests and the net acquisition of new customers.  These favorable impacts were partly offset by lower consumables volumes from our VetTest ® chemistry instrument due to customer upgrades from our previous generation VetTest to our Catalyst analyzers. IDEXX VetLab consumables revenue also benefited from higher average unit sales prices.

IDEXX VetLab service and accessories revenues for the three months ended March 31, 2016 were generally consistent with the same period of the prior year.

Rapid assay revenue was generally consistent with the same period of the prior year as the unfavorable impact of lower average unit sales prices in the U.S. for certain earlier generation rapid assay products was offset by higher sales volumes of canine and feline specialty single analyte SNAP® products.

The increase in reference laboratory diagnostic and consulting services revenue was due primarily to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from existing customers and the net acquisition of new customers. Additionally, the increase in revenue was the result of higher average unit sales prices due to price increases. Testing volumes benefitted slightly from favorable weather trends as compared to the same period of the prior year and an extra business day in the first quarter of 2016 due to a leap year.

CAG Diagnostic capital instrument placements drive highly profitable recurring diagnostics revenue. The launch of Catalyst One ® analyzer internationally continues to drive strong worldwide chemistry placements. Our hematology placements continue to be driven by Procyte Dx in the U.S. and Europe. The increase in CAG Diagnostics capital instruments revenue was driven by an increase in ProCyte Dx revenues and to a lesser extent, Catalyst One revenues.

The increase in customer information management and diagnostic imaging systems revenue was due primarily to an increase in diagnostic imaging system placements, higher service revenue resulting from an increase in our active installed base of diagnostic imaging and practice management systems, increased revenues from other customer information management services and higher revenues from an increasing IDEXX Pet Health Network® Pro subscriber base. These favorable factors were partly offset by the impact of fewer licensed-based Cornerstone placements as we evolve to a  subscription-based model for new practice management customer acquisitions.

Water. The increase in Water revenue was attributable to all regions in which we operate, most notably from strong performance in North America. Higher revenues resulted primarily from higher sales volumes of our Colilert test products and related accessories used in coliform and E. coli testing, placements of our Quanti-Tray Sealer PLUS instrument, which we launched in June 2015, and higher sales volumes of our products designed to detect cryptosporidium. Testing volumes benefitted slightly from favorable weather trends as compared to the same period of the prior year and an extra business day in the first quarter of 2016 due to a leap year. Additionally, we also benefitted from price increases enacted in 2016.

Livestock, Poultry and Dairy. The increase in LPD organic revenue resulted from strong performance in emerging markets, most notably resulting from higher sales volumes of swine testing products and new products including bovine pregnancy tests in China and higher dairy volumes in Latin America, and increased livestock testing services in the Asia-Pacific region.  These favorable factors were partly offset by decreased sales volumes of bovine testing products within Western Europe in large part due to the success of certain disease eradication programs.

Other. The increase in Other revenue was due primarily to higher sales of our OPTI Medical blood gas analyzers and related consumables in the Asia-Pacific region.

Gross Profit

Total Company. The following table presents gross profit (loss) and gross profit percentages by operating segment:

	For the Three		For the Three
Gross Profit (Loss)	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2016	Revenue	March 31, 2015	Revenue	Change	Change

CAG	$190,792	53.3%	$176,934	54.5%	$13,858	7.8%
Water	16,106	68.4%	15,148	69.8%	958	6.3%
LPD	17,977	58.3%	20,008	64.0%	(2,031)	(10.2%)
Other	2,923	53.1%	2,473	49.7%	450	18.2%
Unallocated amounts	(261)	N/A	981	N/A	(1,242)	(126.6%)
Total Company	$227,537	54.5%	$215,544	56.4%	$11,993	5.6%

Gross profit increased due to higher sales, partly offset by approximately a 1% decrease in the gross profit percentage. The decrease in gross profit percentage was due primarily to the unfavorable impact of currency, an increase in IDEXX VetLab and LPD products costs, and unfavorable CAG product mix, resulting from higher relative instrument revenue and lower relative revenue from our rapid assay test kits. The negative effect of currency resulted from lower relative hedging gains during the three months ended March 31, 2016, as compared to the same period of the prior year, and the unfavorable impact from changes in foreign currency exchange rates. These unfavorable factors were partly offset by higher average unit sales prices for our reference laboratory diagnostic services and IDEXX VetLab consumables.

Companion Animal Group. Gross profit for CAG increased due to higher sales, partly offset by a decrease in the gross profit percentage from 55% to 53%. The decrease in the gross profit percentage was due to the unfavorable impact of currency, an unfavorable product mix resulting primarily from higher relative instrument revenue and lower relative revenue from our rapid assay test kits and an increase in IDEXX VetLab product costs.  The unfavorable impact of currency during the three months ended March 31, 2016, as compared to the same period of the prior year, resulted from lower relative hedging gains and changes in foreign currency exchange rates. These unfavorable factors were partly offset by higher average unit sales prices for our reference laboratory diagnostic services and IDEXX VetLab consumables and profitability improvements in our information management business supported by expanded service offerings.

Water. Gross profit for Water increased due to higher sales, partly offset by a decrease in the gross profit percentage from 70% to 68%. The decrease in the gross profit percentage resulted from the unfavorable impact of currency during the three months ended March 31, 2016, as compared to the same period of the prior year, due to lower relative hedging gains and changes in foreign currency exchange rates. This unfavorable factor was partly offset by the impact of higher average unit sales prices on our Colilert testing products and related accessories.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due a decrease in the gross profit percentage from 64% to 58% and lower sales. The decrease in the gross profit percentage resulted primarily from the unfavorable impact from changes in foreign currency exchange rates, higher overall product costs due to the recognition during the prior year period of previously capitalized favorable manufacturing variances, and lower average unit sales prices on our dairy products. The negative effect of currency resulted from hedging losses realized during the period ending March 31, 2016, as compared to hedging gains during the same period of the prior year and the impact from changes in foreign currency exchange rates. These unfavorable factors were partly offset by the expiration of royalties on certain of our swine testing products.

Other. Gross profit for Other increased due to higher sales and an increase in the gross profit percentage from 50% to 53%. The increase in the gross profit percentage was due primarily to lower overall OPTI Medical product costs, partly offset by lower average unit sales prices on OPTI Medical instruments and related consumables.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to higher personnel-related costs.

We estimate certain personnel-related costs and allocate the budgeted expenses to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The increase in personnel-related costs was due primarily to higher self-insured healthcare costs and higher than budgeted employee incentives reported within Unallocated Amounts during the three months ended March 31, 2016 as compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2016	Revenue	March 31, 2015	Revenue	Change	Change

CAG	$129,414	36.2%	$123,416	38.0%	$5,998	4.9%
Water	6,427	27.3%	5,787	26.7%	640	11.1%
LPD	13,407	43.5%	13,052	41.7%	355	2.7%
Other	3,760	68.3%	2,795	56.1%	965	34.5%
Unallocated amounts	736	N/A	(2,309)	N/A	3,045	131.9%
Total Company	$153,744	36.8%	$142,741	37.3%	$11,003	7.7%

	For the Three		For the Three
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2016	Revenue	March 31, 2015	Revenue	Change	Change

CAG	$61,378	17.2%	$53,518	16.5%	$7,860	14.7%
Water	9,679	41.1%	9,361	43.1%	318	3.4%
LPD	4,570	14.8%	6,956	22.2%	(2,386)	(34.3%)
Other	(837)	(15.2%)	(322)	(6.5%)	(515)	(159.9%)
Unallocated amounts	(997)	N/A	3,290	N/A	(4,287)	(130.3%)
Total Company	$73,793	17.7%	$72,803	19.0%	$990	1.4%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2016	Revenue	March 31, 2015	Revenue	Change	Change

Sales and marketing	$70,566	19.7%	$66,387	20.5%	$4,179	6.3%
General and administrative	41,097	11.5%	38,934	12.0%	2,163	5.6%
Research and development	17,751	5.0%	18,095	5.6%	(344)	(1.9%)
Total operating expenses	$129,414	36.2%	$123,416	38.0%	$5,998	4.9%

The increase in sales and marketing expense was due primarily to increased personnel-related costs as we continue to build our global sales infrastructure, partly offset by the favorable impact from changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from higher personnel-related costs and, to a lesser extent, incremental information technology investments. These unfavorable factors were partly offset by the favorable impact from changes in foreign currency exchange rates. Research and development expense for the three months ended March 31, 2016 was generally consistent with the same period of the prior year.

 Water. The following table presents Water operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2016	Revenue	March 31, 2015	Revenue	Change	Change

Sales and marketing	$3,222	13.7%	$2,910	13.4%	$312	10.7%
General and administrative	2,498	10.6%	2,171	10.0%	327	15.1%
Research and development	707	3.0%	706	3.3%	1	0.1%
Total operating expenses	$6,427	27.3%	$5,787	26.7%	$640	11.1%

The increase in sales and marketing expense and general administrative expenses were due primarily to higher personnel related costs. Research and development expense for the three months ended March 31, 2016 was generally consistent with the same period of the prior year.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	March 31, 2016	Revenue	March 31, 2015	Revenue	Change	Change

Sales and marketing	$5,579	18.1%	$5,435	17.4%	$144	2.6%
General and administrative	4,836	15.7%	4,671	14.9%	165	3.5%
Research and development	2,992	9.7%	2,946	9.4%	46	1.6%
Total operating expenses	$13,407	43.5%	$13,052	41.7%	$355	2.7%

The increase in sales and marketing expense was due primarily to commercial infrastructure investments within emerging markets, partly offset by the favorable impact of changes in foreign currency exchange rates. The increase in general and administrative expense resulted from higher personnel related costs, partly offset by the favorable impact from changes in foreign currency exchange rates. Research and development expense for the three months ended March 31, 2016 was generally consistent with the same period of the prior year.

Other. Operating expenses for Other, which totaled $3.8 million for the three months ended March 31, 2016, increased $1.0 million as compared to the same period of the prior year due primarily to an intangible impairment within our OPTI Medical business.

During the first quarter of 2016, management reviewed our OPTI Medical product offerings. As  a result of this review, we discontinued our product development activities in the human point-of-care medical diagnostics market during March 2016 and instead will focus our commercial efforts in this market on supporting our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer.

We assessed the realizability of the related tangible and intangible assets as  a  result of the aforementioned change in strategy and determined the expected future cash flows were less than the carrying value of the asset group. As a result, we recorded a non-cash intangible asset impairment of $1.1 million within our condensed consolidated statement of operations for the three months ended March 31, 2016.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $3.0 million to $0.7 million for the three months ended March 31, 2016, due primarily to higher personnel-related costs.

We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” Higher personnel related costs during the three months ended March 31, 2016 were the result of increased employee incentives and higher self-insured healthcare costs. Additionally, during the three months ended March 31, 2015, operating expenses reported in Unallocated Amounts benefitted from favorability due to cost control initiatives enacted subsequent to the development of our 2015 budget.

Interest Income and Interest Expense

Interest income was $0.8 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively. The increase in interest income was due primarily to a larger relative portfolio of marketable securities during the three months ended March 31, 2016 as compared to the same period of the prior year.

Interest expense was $8.3 million for the three months ended March 31, 2016 as compared to $6.3 million for the same period of the prior year. The increase in interest expense was due primarily to approximately $250 million in senior notes that we issued and sold through private placements during 2015, for which fixed interest rates range from 1.785% to 3.72% and higher relative interest rates on our unsecured revolving credit facility (“Credit Facility”) during the three months ended March 31, 2016 as compared to the same period of the prior year. See Note 11 to the consolidated financial statements in our 2015 Annual Report for additional information regarding our senior notes and Credit Facility.

Provision for Income Taxes

Our effective income tax rate was 30.6% and 30.4% for the three months ended March 31, 2016 and 2015, respectively. The increase in our effective rate for the three months ended March 31, 2016 as compared to the same period of the prior year was related to lower relative earnings subject to international tax rates that are lower than domestic tax rates, including the impact of foreign currency exchange rates, partly offset by the benefit of the U.S. research and development (“R&D”) tax credit.  There was no available U.S. R&D tax credit during the period ending March 31, 2015 because the credit had not yet been extended.  In December 2015, the U.S. R&D tax credit was permanently extended with retroactive application to January 1, 2015.

▪	Recent Accounting Pronouncements

We are evaluating the impact that several recent accounting amendments related to share-based payment transactions, leases, and revenue recognition will have on our consolidated financial statements. Other recently issued accounting pronouncements did not have and are not expected to have a significant effect on our financial condition and results of operations.

Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings and amounts available under our $850 million Credit Facility. At March 31, 2016 and December 31, 2015, we had $350.6 million and $342.6 million, respectively, of cash, cash equivalents and marketable securities. Working capital, including our Credit Facility, totaled negative $69.7 million and negative $35.1 million, respectively, at March 31, 2016 and December 31, 2015. Additionally, at March 31, 2016, we had remaining borrowing availability of $227 million under our $850 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, our portfolio of short-duration marketable securities, funds generated from operations and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will also be sufficient for the foreseeable future to fund our business as currently conducted.

We consider the majority of the operating earnings of certain of our non-U.S. subsidiaries to be indefinitely invested outside the U.S. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of our non-U.S. subsidiaries. Changes to this position could have adverse tax consequences. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated is not practicable for several reasons, including the complexity of laws and regulations in the various jurisdictions where we operate, the varying tax treatment of potential repatriation scenarios and the timing of any future repatriation. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.

Of our total cash, cash equivalents and marketable securities at March 31, 2016, approximately $348.4 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. We held marketable securities with original maturities of three years or less that had an average AA- credit rating as of March 31, 2016. Of the $217.6 million in marketable securities held as of March 31, 2016 approximately 70% of the fair value of our marketable securities consisted of corporate bonds, 11% consisted of asset backed securities, with the remainder consisting of agency bonds, U.S. and Canadian government bonds, municipal bonds, commercial paper and certificates of deposit. Of the $133.0 million of cash and cash equivalents held as of March 31, 2016, 91% was held as bank deposits, 6% was invested in money market funds invested in highly liquid investment-grade fixed-income securities and the remainder was invested in commercial paper and agency bonds with original maturities of less than ninety days and money market funds restricted to U.S. government and agency securities. As of March 31, 2016, approximately 68% of the cash, cash equivalents and marketable securities held by our foreign subsidiaries was held in U.S. dollars.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense and other dilution of our earnings. We have borrowed funds domestically and believe we will continue to have the ability to borrow funds domestically at reasonable interest rates.

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015

Days sales outstanding (1)	43.7	43.3	43.8	43.7	41.6
Inventory turns (2)	1.6	1.5	1.5	1.5	1.6

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(dollars in thousands)	2016	2015	Dollar Change

Net cash provided (used) by operating activities	$23,226	$(14,644)	$37,870
Net cash used by investing activities	(23,799)	(160,620)	136,821
Net cash provided by financing activities	1,202	36,801	(35,599)
Net effect of changes in exchange rates on cash	3,330	(1,913)	5,243
Net increase (decrease) in cash and cash equivalents	$3,959	$(140,376)	$144,335

Operating Activities. Cash provided by operating activities was $23.2 million for the three months ended March 31, 2016, as compared to cash used of $14.6 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $73.7 million for the three months ended March 31, 2016, as compared to $68.6 million for the same period in 2015, resulting in incremental operating cash flows of $5.1 million driven primarily by the impact of higher depreciation and amortization expense and higher deferred income tax benefits during the three months ended March 31, 2016. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $50.5 million and $83.2 million for the three months ended March 31, 2016 and 2015, respectively, resulting in an incremental increase in cash of $32.7 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Three Months Ended March 31,
(dollars in thousands)	2016	2015	Dollar Change

Accounts receivable	$(21,504)	$(51,438)	$29,934
Inventories	1,764	(10,142)	11,906
Accounts payable	(1,801)	(4,332)	2,531
Deferred revenue	637	1,153	(516)
Other assets and liabilities	(27,516)	(10,746)	(16,770)
Tax benefit from share-based compensation arrangements	(2,063)	(7,713)	5,650
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(50,483)	$(83,218)	$32,735

The decrease in cash used by accounts receivable during the three months ended March 31, 2016 resulted from the absence of one-time impacts related to our change in U.S. commercial strategy beginning in the fourth quarter of 2014. Our transition to an all-direct strategy in the U.S., including the establishment of accounts receivable directly with our U.S. end-users that previously purchased from our U.S. distribution partners, resulted in a significant use of cash during the first quarter of 2015.  Cash provided by inventory during the three months ended March 31, 2016, as compared to cash used during the same period in the prior year, was the result of operational initiatives to optimize inventory levels. Higher incremental cash used by other assets and liabilities during the three months ended March 31, 2016 as compared to the same period of the prior year was due primarily to higher relative cash paid for payroll as a result of the timing of quarter end relative to payment dates, as well as due to the timing of other prepaid and accrued expenses.

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

Investing Activities. Cash used by investing activities was $23.8 million for the three months ended March 31, 2016 as compared to $160.6 million for the same period of the prior year. The decrease in cash used by investing activities was due primarily to lower relative net purchases of marketable securities during the three months ended March 31, 2016 as compared to the same period of the prior year.

Our total capital expenditure plan for 2016 is estimated to be approximately $90 million, which includes capital investments in manufacturing and reference laboratory equipment, investments in internal use software and information technology infrastructure and the renovation and expansion of our facilities and reference laboratories.

Financing Activities. Cash provided by financing activities was $1.2 million for the three months ended March 31, 2016 as compared to cash provided of $36.8 million for the same period in 2015. The decrease in cash provided by financing activities was due to the absence of a long-term debt issuance in the first quarter of 2016, as compared to the aggregate issuance of approximately $150 million of senior notes during the same period of the prior year, partly offset by a decrease in cash used to repurchase our common stock and higher relative net borrowings under the Credit Facility during the three months ended March 31, 2016, as compared to the same period of the prior year.

Cash used to repurchase shares of our common stock decreased $80.2  million during the three months ended March 31, 2016, as compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to March 31, 2016, we have repurchased 58.9 million shares. During the three months ended March 31, 2016, we purchased 0.7 million shares for an aggregate cost of $49.7 million, as compared to purchases of 1.8 million shares for an aggregate cost of $133.6 million during the same period of the prior year. Share repurchases have moderated relative to the same period of the prior year as we have achieved a debt leverage ratio consistent with our long-term target range. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash provided of $48.5 million during the three months ended March 31, 2016, as compared to the same period of the prior year. At March 31, 2016, we had $622.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

Since December 2013, we have issued and sold through private placements senior notes having an aggregate principal amount of approximately $600 million pursuant to certain note purchase agreements (collectively, the “Senior Note Agreements”). The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. See Note 11 to the consolidated financial statements in our 2015 Annual Report for additional information regarding our senior notes.

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

The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization and certain other non-cash charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At March 31, 2016, we were in compliance with the covenants of the Credit Facility and Senior Note Agreements. The following details our consolidated leverage ratio calculation as of March 31, 2016:

March 31,
Trailing 12 Months Adjusted EBITDA:	2016

Net income attributable to stockholders	$191,503
Interest expense	31,239
Provision for income taxes	80,944
Depreciation and amortization	71,348
Share-based compensation expense	20,154
Extraordinary and other non-recurring non-cash charges	9,322
Adjusted EBITDA	$404,510

March 31,
Debt to Adjusted EBITDA Ratio:	2016

Line of credit	$622,000
Long-term debt	600,021
Total debt	1,222,021
Acquisition-related contingent consideration payable	3,665
Capitalized leases	740
U.S. GAAP change - deferred financing costs	601
Gross debt	1,227,027
Gross debt to Adjusted EBITDA ratio	3.03

Cash and cash equivalents	(132,953)
Marketable securities	(217,617)
Net debt	$876,457
Net debt to Adjusted EBITDA ratio	2.17

Adjusted EBITDA, gross debt, net debt, gross debt to Adjusted EBITDA and net debt to Adjusted EBITDA ratio are non-GAAP financial measures which should be considered in addition to, and not as a  replacement for, financial measures presented according to U.S. GAAP.  Management believes that reporting these non-GAAP financial measures provides supplemental analysis to help investors further evaluate our business performance and available borrowing capacity under our Credit Facility.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2016 are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our 2015 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting IDEXX, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2015 Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our 2015 Annual Report.

 Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors" in our 2015 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2015 Annual Report. The risks described in our 2015 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

January 1 to January 31, 2016	334,196		$66.77	333,067	6,473,085
February 1 to February 29, 2016	298,807		70.13	248,010	6,225,075
March 1 to March 31, 2016	126,974		75.91	126,974	6,098,101
Total	759,977	(2)	$70.06	708,051	6,098,101

(1)

As of March 31, 2016, our Board of Directors had approved the repurchase of up to 65 million shares of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The program was approved and announced on August 13, 1999, and the maximum number of shares that may be purchased under the program was subsequently increased on October 4, 1999, November 16, 1999, July 21, 2000, October 20, 2003, October 12, 2004, October 12, 2005, February 14, 2007, February 13, 2008, February 10, 2010, October 12, 2011, May 7, 2013 and again on July 16, 2014. Effective June 15, 2015, an additional 8 million shares of our common stock was authorized for repurchase, increasing the total shares of common stock authorized to be repurchased by the Company up from 57 million to 65 million shares. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended March 31, 2016, and no repurchase programs expired during the period. Repurchases of 708,051 shares were made during the three months ended March 31, 2016 in transactions made pursuant to our repurchase program.

(2)

During the three months ended March 31, 2016, we received 51,926 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

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

IDEXX LABORATORIES, INC.

By: /s/ Brian P. McKeon
Date: April 29, 2016	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.