Form 10-Q
period 2016-06-30
IDEXX LABORATORIES INC /DE
filed 2016-08-02
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share,  was 89,540,618 on July 20, 2016.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$141,139	$128,994
Marketable securities	229,063	213,591
Accounts receivable, net of reserves of $4,896 in 2016 and $5,128 in 2015	212,229	188,318
Inventories	175,688	188,833
Deferred income tax assets	-	39,829
Other current assets	62,991	62,069
Total current assets	821,110	821,634
Long-Term Assets:
Property and equipment, net	347,161	333,026
Goodwill	180,657	178,934
Intangible assets, net	49,729	55,909
Other long-term assets	90,584	85,490
Total long-term assets	668,131	653,359
TOTAL ASSETS	$1,489,241	$1,474,993

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$50,085	$52,648
Accrued liabilities	188,842	205,530
Line of credit	558,000	573,000
Current portion of deferred revenue	25,849	25,583
Total current liabilities	822,776	856,761
Long-Term Liabilities:
Deferred income tax liabilities	16,419	49,389
Long-term debt	597,958	597,085
Long-term deferred revenue, net of current portion	30,258	27,055
Other long-term liabilities	30,328	28,698
Total long-term liabilities	674,963	702,227
Total liabilities	1,497,739	1,558,988

Commitments and Contingencies (Note 13)

Stockholders’ Deficit:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 102,831 and 102,237 shares in 2016 and 2015, respectively	10,283	10,258
Additional paid-in capital	972,360	940,534
Deferred stock units: Outstanding: 231 and 240 units in 2016 and 2015, respectively	5,482	5,409
Retained earnings	431,577	318,356
Accumulated other comprehensive loss	(35,465)	(42,265)
Treasury stock, at cost: 13,271 and 12,242 shares in 2016 and 2015, respectively	(1,392,875)	(1,316,417)
Total IDEXX Laboratories, Inc. stockholders’ deficit	(8,638)	(84,125)
Noncontrolling interest	140	130
Total stockholders’ deficit	(8,498)	(83,995)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,489,241	$1,474,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue:
Product revenue	$284,887	$251,210	$533,952	$483,313
Service revenue	181,682	162,133	350,167	312,507
Total revenue	466,569	413,343	884,119	795,820
Cost of Revenue:
Cost of product revenue	108,910	91,203	206,541	174,573
Cost of service revenue	97,116	89,383	189,498	172,946
Total cost of revenue	206,026	180,586	396,039	347,519
Gross profit	260,543	232,757	488,080	448,301

Expenses:
Sales and marketing	76,652	75,217	156,481	150,353
General and administrative	54,317	44,920	103,612	87,519
Research and development	25,412	24,317	50,032	49,323
Income from operations	104,162	88,303	177,955	161,106
Interest expense	(8,204)	(7,259)	(16,508)	(13,563)
Interest income	928	559	1,748	984
Income before provision for income taxes	96,886	81,603	163,195	148,527
Provision for income taxes	29,680	24,665	49,964	45,011
Net income	67,206	56,938	113,231	103,516
Less: Net income attributable to noncontrolling interest	4	26	10	10
Net income attributable to IDEXX Laboratories, Inc. stockholders	$67,202	$56,912	$113,221	$103,506

Earnings per Share:
Basic	$0.75	$0.61	$1.26	$1.10
Diluted	$0.74	$0.60	$1.25	$1.09
Weighted Average Shares Outstanding:
Basic	89,824	93,384	89,874	93,829
Diluted	90,817	94,306	90,858	94,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$67,206	$56,938	$113,231	$103,516
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,278)	7,298	9,186	(12,934)
Unrealized gain (loss) on net investment hedge	1,307	737	(917)	737
Unrealized gain (loss) on investments, net of tax expense of $45 and $115 in 2016 and $12 and $31 in 2015	120	(26)	325	7
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss), net of tax (benefit) expense of $804 and ($639) in 2016 and ($1,233) and $1,849 in 2015	1,825	(2,885)	(1,441)	4,300
Less: reclassification adjustment for losses (gains) included in net income, net of tax benefit (expense) of $54 and ($116) in 2016 and ($1,451) and ($2,704) in 2015	76	(3,350)	(353)	(6,314)
Unrealized gain (loss) on derivative instruments	1,901	(6,235)	(1,794)	(2,014)
Other comprehensive gain (loss), net of tax	2,050	1,774	6,800	(14,204)
Comprehensive income	69,256	58,712	120,031	89,312
Less: comprehensive income attributable to noncontrolling interest	4	26	10	10
Comprehensive income attributable to IDEXX Laboratories, Inc.	$69,252	$58,686	$120,021	$89,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2016	2015

Cash Flows from Operating Activities:
Net income	$113,231	$103,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,210	32,944
Impairment charge	2,228	-
Provision for uncollectible accounts	252	1,448
Provision for (benefit of) deferred income taxes	1,516	(2,055)
Share-based compensation expense	9,927	9,642
Other	1,540	417
Tax benefit from share-based compensation arrangements	(4,791)	(8,746)
Changes in assets and liabilities:
Accounts receivable	(23,647)	(57,126)
Inventories	214	(16,023)
Other assets and liabilities	(7,726)	5,203
Accounts payable	99	(2,992)
Deferred revenue	3,088	(706)
Net cash provided by operating activities	134,141	65,522
Cash Flows from Investing Activities:
Purchases of property and equipment	(37,868)	(46,873)
Purchase of marketable securities	(123,809)	(190,370)
Proceeds from the sale and maturities of marketable securities	108,115	10,039
Acquisitions of a business, net of cash acquired	-	(383)
Net cash used by investing activities	(53,562)	(227,587)
Cash Flows from Financing Activities:
Repayments on revolving credit facilities, net	(15,000)	(51,000)
Debt issue costs	(57)	(127)
Issuance of long-term debt	-	250,097
Repurchases of common stock	(76,536)	(220,097)
Proceeds from exercises of stock options and employee stock purchase plans	17,554	15,650
Payment of acquisition-related contingent consideration	(2,717)	-
Tax benefit from share-based compensation arrangements	4,791	8,746
Net cash (used) provided by financing activities	(71,965)	3,269
Net effect of changes in exchange rates on cash	3,531	(588)
Net increase (decrease) in cash and cash equivalents	12,145	(159,384)
Cash and cash equivalents at beginning of period	128,994	322,536
Cash and cash equivalents at end of period	$141,139	$163,152

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 and our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”).

For the six months ended June 30, 2016, changes in stockholders’ equity included (i) changes in other comprehensive income reflected in the condensed consolidated statements of comprehensive income; (ii) changes in common stock and additional paid-in capital reflected in the condensed consolidated statements of cash flows (including share-based compensation expense, proceeds from exercise of stock options and employee stock purchase plans, tax benefit from share-based compensation arrangements and repurchases of common stock); (iii) noncontrolling interest; and (iv) net income.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Note 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2016 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2015 Annual Report, except as noted below.

New Accounting Pronouncements Adopted

Deferred Income Taxes

During the first quarter of 2016, the Company early adopted Financial Accounting Standards Board (“FASB”) amendments which require us to classify all deferred tax assets and liabilities as noncurrent within our condensed consolidated balance sheet. In accordance with the FASB’s permitted transition guidance, we applied this guidance prospectively and did not revise our prior period balance sheet presentation for the effects of these amendments. These amendments did not have a material impact on our financial statements.

Deferred Financing Costs

Effective January 1, 2016, the Company adopted FASB amendments that require debt issuance costs related to a recognized debt liability be presented within the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This reclassification of the presentation of deferred financing costs did not have a material impact on other long-term assets or long-term debt amounts reported in our June 30, 2016 condensed consolidated balance sheet and additionally would not have a material impact on such amounts reported in a prior period. As such, these amendments have been reflected prospectively in 2016; prior period amounts have not been revised for the effects of this amendment.

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

Additional Pronouncements

During the three and six months ended June  30, 2016, the adoption of other effective FASB amendments addressing measurement-period adjustments for business combinations, accounting for cloud computing arrangements that include a software license, and to the fair value hierarchy of investments measured at net asset value did not have a material impact on our financial statements.

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

In August 2014, the FASB issued an amendment that requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendment in this update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for one year after the date that the financial statements are issued and to provide related footnote disclosures. In doing so, the amendment should reduce diversity in the timing and content of footnote disclosures. The amendment in this update applies to all entities and is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This amendment is not expected to have a material impact on our financial statements.

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

In February 2016, the FASB issued amendments to increase transparency and comparability among organizations’ leasing arrangements. The principal difference from previous guidance is that effective upon adoption, the lease assets and lease liabilities arising from operating leases will be recognized in the statement of financial position. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, we are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including the option to utilize a number of practical expedients. We are in the process of evaluating our lessee and lessor arrangements to determine the impact of this amendment on our consolidated financial statements.

In March 2016, the FASB issued amendments which simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, recognition of stock compensation award forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The most significant change resulting from these amendments is recording all the tax effects related to share-based payments at settlement through the income statement. Under existing guidance, tax benefits in excess of compensation costs (“windfalls”) are recorded in equity. Similarly, tax deficiencies below compensation costs (“shortfalls”) are recorded in equity to the extent of previous windfalls, while shortfalls in excess of this are recorded to the income statement. For public business entities, this update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We are in the process of determining the method of adoption and the impact of these amendments on our consolidated financial statements.

In June 2016, the FASB issued amendments that requires financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. The update requires consideration of a broader range of reasonable and supportable information and is intended to provide financial statement users with more useful information about expected credit losses. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. We are in the process of determining the impact of these amendments on our consolidated financial statements.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three and six months ended June 30, 2016 totaled $1.7 million and $25.7 million, respectively, as compared to $1.8 million and $23.8 million for the three and six months ended June 30, 2015.  The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at June 30, 2016 was $50.5 million, which will be recognized over a weighted average period of approximately 2.1 years.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Six Months Ended
	June 30,
	2016	2015

Expected stock price volatility	25%	23%
Expected term, in years	5.7	5.6
Risk-free interest rate	1.2%	1.5%

Weighted average fair value of options granted	$17.84	$19.72

Note 4.      marketable securities

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$144,591	$131	$(45)	$144,677
Asset backed securities	28,263	70	-	28,333
Certificates of deposit	20,800	-	-	20,800
Commercial paper	18,224	-	-	18,224
U.S. government bonds	12,601	21	-	12,622
Agency bonds	2,400	1	-	2,401
Municipal bonds	1,400	5	-	1,405
International government bonds	601	-	-	601
Total marketable securities	$228,880	$228	$(45)	$229,063

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$177,810	$24	$(221)	$177,613
U.S. government bonds	12,881	-	(10)	12,871
Agency bonds	12,068	-	(3)	12,065
Certificates of deposit	3,500	-	-	3,500
Commercial paper	3,491	-	-	3,491
International government bonds	1,462	-	(3)	1,459
Municipal bonds	1,400	-	(1)	1,399
Treasury bill	1,192	1	-	1,193
Total marketable securities	$213,804	$25	$(238)	$213,591

As of June 30, 2016, unrealized losses on marketable securities that have been in a continuous loss position for more than twelve months were not material. Our portfolio of marketable securities had an average AA- credit rating as of June 30, 2016. There were no marketable securities that we consider to be other-than-temporarily impaired as of June 30, 2016.

Remaining contractual maturities of marketable securities were as follows (in thousands):

As of June 30, 2016	Amortized Cost	Fair Value

Due in one year or less	$192,177	$192,284
Due after one year through three years	36,703	36,779
	$228,880	$229,063

Note 5.      Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2016	2015

Raw materials	$31,487	$31,184
Work-in-process	15,936	18,698
Finished goods	128,265	138,951
Inventories	$175,688	$188,833

Note 6.       Goodwill and Intangible Assets, NET

The increase in goodwill during the six months ended June 30, 2016 resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the six months ended June 30, 2016 resulted primarily from the continued amortization of our intangible assets and an impairment charge related to our OPTI® Medical line of business, partly offset by changes in foreign currency exchange rates.

During the first half of 2016, management reviewed the OPTI Medical product offerings. As a result of this review, we discontinued our product development activities in the human point-of-care medical diagnostics market during March 2016 and focused our commercial efforts in this market on supporting our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer. Management identified unfavorable trends in our OPTI Medical line of business resulting from this change in strategy. We revised our forecasts downward, causing us to assess the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the OPTI Medical asset group. Non-cash intangible asset impairments of $2.2 million were recorded within our condensed consolidated statement of operations for the six months ended June 30, 2016. As of June 30, 2016, the intangibles associated with our human point-of-care medical diagnostics market were fully written off.

NOTE 7.      Other current and long-term ASSETS

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Prepaid expenses	$26,195	$27,244
Taxes receivable	13,195	11,792
Customer acquisition costs, net	16,786	16,412
Other assets	6,815	6,621
Other current assets	$62,991	$62,069

Other long-term assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Investment in long-term product supply arrangements	$11,918	$12,165
Customer acquisition costs, net	45,681	43,570
Other assets	32,985	29,755
Other long-term assets	$90,584	$85,490

Note 8.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015

Accrued expenses	$58,484	$65,665
Accrued employee compensation and related expenses	64,967	77,027
Accrued taxes	20,418	18,963
Accrued customer programs	44,973	43,875
Accrued liabilities	$188,842	$205,530

Note 9.      Repurchases of common STOCK

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the three and six months ended June 30, 2016 and 2015 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Shares repurchased[1]	269	1,415	977	3,133
Shares acquired through employee surrender[1]	2	2	54	64
Total shares repurchased[1]	271	1,417	1,031	3,197

Cost of shares repurchased	$23,260	$93,461	$72,975	$227,108
Cost of employee surrenders	203	195	3,732	5,061
Total cost of shares repurchased	$23,463	$93,656	$76,707	$232,169

Average cost per share	$86.46	$66.07	$74.38	$72.63

 _____________

(1)

Shares repurchased and acquired through employee surrender for payment of minimum required withholding taxes on and before June 15, 2015 and the associated average cost per share have been adjusted to reflect the June 15, 2015 two-for-one stock split.  Actual shares repurchased were approximately 890,000 for the three months ended June 30, 2015 and 1,749,000 for the six months ended June 30, 2015.

Note 10.      Income Taxes

Our effective income tax rate was 30.6% for both the three and six months ended June 30, 2016, as compared to 30.2% and 30.3% for the three and six months ended June 30, 2015, respectively. The increase in our effective rate for the three and six months ended June 30, 2016, as compared to the same periods of the prior year, was primarily related to an earnings mix, with relatively higher earnings subject to domestic tax rates as opposed to lower international tax rates, including the impact of foreign currency exchange rates. This increase in effective tax rates, period over period, was mostly offset by the U.S. R&D tax credit. There was no available R&D tax credit during the period ending June 30, 2015 because the credit had not yet been extended.  In December 2015, the R&D tax credit was permanently extended with retroactive application to January 1, 2015. As a result, we fully recognized the related 2015 tax benefit entirely in the fourth quarter of 2015.

Note 11.    ACCUMULATED OTHER Comprehensive Income

The changes in accumulated other comprehensive income (“AOCI”), net of tax, for the six months ended June 30, 2016 consisted of the following (in thousands):

For the Six Months Ended June 30, 2016	Unrealized (Loss) Gain on Investments, Net of Tax	Unrealized Gain on Derivative Instruments, Net of Tax	Unrealized Gain on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2015	$(225)	$2,217	$1,894	$(46,151)	$(42,265)
Other comprehensive income (loss) before reclassifications	325	(1,441)	(917)	9,186	7,153
Gains reclassified from accumulated other comprehensive income	-	(353)	-	-	(353)
Balance as of June 30, 2016	$100	$423	$977	$(36,965)	$(35,465)

The following is a summary of reclassifications out of AOCI for the three and six months ended June 30, 2016 and 2015 (in thousands):

Details about AOCI Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from AOCI For the Three Months Ended June 30,
		2016	2015
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$81	$5,066
Interest rate swaps	Interest expense	(211)	(265)
	Total (loss) gain before tax	(130)	4,801
	Tax (benefit) expense	(54)	1,451
	(Loss) gain, net of tax	$(76)	$3,350

Details about AOCI Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from AOCI For the Six Months Ended June 30,
		2016	2015
Gains on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$890	$9,545
Interest rate swaps	Interest expense	(421)	(527)
	Total gains before tax	469	9,018
	Tax expense	116	2,704
	Gains, net of tax	$353	$6,314

Note 12.    Earnings per Share

Basic earnings per share is computed by dividing net income attributable to IDEXX Laboratories, Inc. stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options, the total unrecognized compensation expense for unvested share-based compensation awards and the tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase our common stock at the average market price during the period. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 4 to the consolidated financial statements in our 2015 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Shares outstanding for basic earnings per share	89,824	93,384	89,874	93,829

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	89,824	93,384	89,874	93,829
Dilutive effect of share-based payment awards	993	922	984	1,105
	90,817	94,306	90,858	94,934

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three and six months ended June  30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Weighted average number of shares underlying anti-dilutive options	533	995	1,092	756

Weighted average number of shares underlying anti-dilutive restricted stock units	-	131	-	99

Note 13.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June  30, 2016 are consistent with those discussed in Note 14 to the consolidated financial statements in our 2015 Annual Report.

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

The segment gross profit and income (loss) from operations within this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 has been retrospectively revised to reflect the changes to our segment performance metrics described above.

The following is a summary of segment performance for the three and six months ended June  30, 2016 and 2015 (in thousands):

	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2016
Revenue	$400,223	$27,829	$32,856	$5,661	$-	$466,569

Income (loss) from operations	$91,019	$12,743	$5,069	$(920)	$(3,749)	$104,162
Interest expense, net						(7,276)
Income before provision for income taxes						96,886
Provision for income taxes						29,680
Net income						67,206
Less: Net income attributable to noncontrolling interest						4
Net income attributable to IDEXX Laboratories, Inc. stockholders						$67,202

2015
Revenue	$351,620	$25,051	$32,059	$4,613	$-	$413,343

Income (loss) from operations	$68,085	$11,951	$6,579	$(933)	$2,621	$88,303
Interest expense, net						(6,700)
Income before provision for income taxes						81,603
Provision for income taxes						24,665
Net income						56,938
Less: Net income attributable to noncontrolling interest						26
Net income attributable to IDEXX Laboratories, Inc. stockholders						$56,912

	For the Six Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2016
Revenue	$757,862	$51,381	$63,712	$11,164	$-	$884,119

Income (loss) from operations	$152,397	$22,422	$9,639	$(1,757)	$(4,746)	$177,955
Interest expense, net						(14,760)
Income before provision for income taxes						163,195
Provision for income taxes						49,964
Net income						113,231
Less: Net income attributable to noncontrolling interest						10
Net income attributable to IDEXX Laboratories, Inc. stockholders						$113,221

2015
Revenue	$676,151	$46,749	$63,329	$9,591	$-	$795,820

Income (loss) from operations	$121,603	$21,312	$13,535	$(1,255)	$5,911	$161,106
Interest expense, net						(12,579)
Income before provision for income taxes						148,527
Provision for income taxes						45,011
Net income						103,516
Less: Net income attributable to noncontrolling interest						10
Net income attributable to IDEXX Laboratories, Inc. stockholders						$103,506

The following is a summary of revenue by product and service category for the three and six months ended June  30, 2016 and 2015  (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
CAG segment revenue:
CAG Diagnostics recurring revenue:	$338,298	$300,146	$643,808	$578,911
IDEXX VetLab® consumables	114,561	100,743	222,520	199,135
IDEXX VetLab service and accessories	14,826	14,018	28,583	27,548
Rapid assay products	55,777	52,182	98,863	95,819
Reference laboratory diagnostic and consulting services	153,134	133,203	293,842	256,409
CAG Diagnostics capital - instruments	32,520	24,064	55,494	44,178
Veterinary software, services and diagnostic imaging systems (1)	29,405	27,410	58,560	53,062
CAG segment revenue	400,223	351,620	757,862	676,151

Water segment revenue	27,829	25,051	51,381	46,749
LPD segment revenue	32,856	32,059	63,712	63,329
Other segment revenue	5,661	4,613	11,164	9,591
Total revenue	$466,569	$413,343	$884,119	$795,820

(1) During the second quarter of 2016, we renamed our customer information management and diagnostic imaging systems line of business in the CAG segment to veterinary software, services and diagnostic imaging systems. Financial results were not adjusted as a result of this name change.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2016.

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

At December 31, 2015, we measured the fair value of our interest rate swaps classified as derivative instruments using an income approach, utilizing a discounted cash flow analysis based on the terms of the contract and the interest rate curve adjusted for counterparty risk. As of June 30, 2016, we have no outstanding interest rate swap agreements.

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our accompanying condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $635.1 million and $598.5 million, respectively, as of June 30, 2016, and $593.7 million and $597.1 million, respectively, as of December 31, 2015.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at June 30, 2016 and at December 31, 2015 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of June 30, 2016	(Level 1)	(Level 2)	(Level 3)	June 30, 2016

Assets
Money market funds(1)	$9,627	$-	$-	$9,627
Commercial paper(1)	-	2,398	-	2,398
Agency bonds(1)	-	1,399	-	1,399

Marketable Securities
Corporate bonds	-	144,677	-	144,677
Asset backed securities	-	28,333	-	28,333
Certificates of deposit	-	20,800	-	20,800
Commercial paper	-	18,224	-	18,224
U.S. government bonds	-	12,622	-	12,622
Agency bonds	-	2,401	-	2,401
Municipal bonds	-	1,405	-	1,405
International government bonds	-	601	-	601
Total marketable securities	-	229,063	-	229,063

Equity mutual funds(2)	2,173	-	-	2,173
Foreign currency exchange contracts(3)	-	4,780	-	4,780
Liabilities
Foreign currency exchange contracts(3)	-	3,683	-	3,683
Deferred compensation(4)	2,173	-	-	2,173

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015

Assets
Money market funds(1)	$15,490	$-	$-	$15,490
Agency bonds(1)	-	1,999	-	1,999
Commercial paper(1)	-	1,800	-	1,800

Marketable Securities
Corporate bonds	-	177,613	-	177,613
U.S. government bonds	-	12,871	-	12,871
Agency bonds	-	12,065	-	12,065
Certificates of deposit	-	3,500	-	3,500
Commercial paper	-	3,491	-	3,491
International government bonds	-	1,459	-	1,459
Municipal bonds	-	1,399	-	1,399
Treasury bills	-	1,193	-	1,193
Total marketable securities	-	213,591	-	213,591

Equity mutual funds(2)	2,264	-	-	2,264
Foreign currency exchange contracts(3)	-	4,876	-	4,876
Liabilities
Foreign currency exchange contracts(3)	-	1,365	-	1,365
Deferred compensation(4)	2,264	-	-	2,264
Interest rate swaps(5)	-	384	-	384

_____________

(1)

Money market funds, agency bonds and commercial paper with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of June 30, 2016 and December 31, 2015 consisted of demand deposits.  Commercial paper and agency bonds with an original maturity of over ninety days are included within marketable securities.

(2)

Equity mutual funds relate to a deferred compensation plan that was assumed as part of a previous business combination. This amount is included within other long-term assets. See footnote (4) below for a discussion of the related deferred compensation liability.

(3)

Foreign currency exchange contracts are included within other current assets; other long-term assets; accrued liabilities; or other long-term liabilities depending on the gain (loss) position and anticipated settlement date.

(4)

A deferred compensation plan assumed as part of a previous business combination is included within accrued liabilities and other long-term liabilities. The fair value of our deferred compensation plan is indexed to the performance of the underlying equity mutual funds discussed in footnote (2) above.

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the effect of hedging instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015.

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

We did not de-designate any instruments from hedge accounting treatment during the three and six months ended June 30, 2016 or 2015. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2016 and 2015 were not material.  At June 30, 2016, the estimated amount of net gains, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $0.4 million if exchange and interest rates do not fluctuate from the levels at June 30, 2016.

We hedge approximately 85% of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Swiss franc. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $163.2 million and $176.1 million at June 30, 2016 and December 31, 2015, respectively.

We had entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. From March 30, 2012 to June 30, 2016, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility was effectively fixed at 1.36% plus the range of applicable interest rate fixed credit spreads (“Credit Spread”).  From March 28, 2013 to June 30, 2016, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility was effectively fixed at 1.64% plus the Credit Spread. As of June 30, 2016, we have no outstanding interest rate swap agreements.

Net Investment Hedge

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million (approximately $100 million) in euro-denominated 1.785% Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a $1.3 million gain and a $0.9 million loss, net of income tax, within AOCI as a result of this net investment hedge for the three and six months ended June 30, 2016, respectively. The related cumulative unrealized gain recorded at June 30, 2016 will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 11 to the consolidated financial statements included in our 2015 Annual Report for further information regarding the issuance of these euro-denominated notes.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Hedging Assets
		June 30,	December 31,
		2016	2015

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$4,057	$4,876
Foreign currency exchange contracts	Other long-term assets, net	723	-
Total derivative instruments presented as cash flow hedges on the balance sheet		4,780	4,876
Gross amounts subject to master netting arrangements not offset on the balance sheet		2,316	1,268
Net amount		$2,464	$3,608

		Hedging Liabilities
		June 30,	December 31,
		2016	2015

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$3,025	$1,365
Foreign currency exchange contracts	Other long-term liabilities	658	-
Interest rate swaps	Accrued liabilities	-	384
Total derivative instruments presented as cash flow hedges on the balance sheet		3,683	1,749
Foreign currency borrowings designated as net investment hedge on the balance sheet	Long-term debt	98,543	97,085
Total hedging instruments presented on the balance sheet		102,226	98,834
Gross amounts subject to master netting arrangements not offset on the balance sheet		2,316	1,268
Net amount		$99,910	$97,566

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	Gain (Loss) Recognized in AOCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Derivative instruments	2016	2015	2016	2015

Cash flow hedging derivatives:
Foreign currency exchange contracts, net of tax	$1,770	$(6,349)	$(2,036)	$(2,170)
Interest rate swaps, net of tax	131	114	242	156
Total cash flow hedges	$1,901	$(6,235)	$(1,794)	$(2,014)

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

During the second quarter of 2016, we renamed our customer information management and diagnostic imaging systems line of business in the CAG segment to veterinary software, services and diagnostic imaging systems. Financial results were not adjusted as a result of this name change.

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

Effective January 1, 2016, we modified our management reporting to the Chief Operating Decision Maker to provide a more comprehensive view of the performance of our operating segments by including the capitalization of variances between standard and actual manufacturing costs, which adjusts the timing of cost recognition from when the variance is created to the period in which the related inventory is sold. Prior to January 1, 2016, the capitalization and subsequent recognition of these variances were not allocated to our operating segments and were instead reported under the caption “Unallocated Amounts”.

The segment gross profit and income (loss) from operations within this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 has been retrospectively revised to reflect the changes to our segment performance metrics described above. The following is a summary of restated segment gross profit from operations for the three and six months ended June 30, 2015:

	For the Three		Net Impact of Standard Cost	For the Three
	Months Ended		Variance Capitalization and	Months Ended	Adjusted
Gross Profit	June 30, 2015	Percent of	Subsequent Recognition	June 30, 2015	Percent of
(dollars in thousands)	As Previously Reported	Revenue	to the Operating Segments	As Adjusted	Revenue

CAG	$192,546	54.8%	$210	$192,756	54.8%
Water	18,016	71.9%	(3)	18,013	71.9%
LPD	19,486	60.8%	684	20,170	62.9%
Other	2,361	51.2%	(696)	1,665	36.1%
Unallocated Amounts	348	N/A	(195)	153	N/A
Total Company	$232,757	56.3%	$-	$232,757	56.3%

	For the Six		Net Impact of Standard Cost	For the Six
	Months Ended		Variance Capitalization and	Months Ended	Adjusted
Gross Profit	June 30, 2015	Percent of	Subsequent Recognition	June 30, 2015	Percent of
(dollars in thousands)	As Previously Reported	Revenue	to the Operating Segments	As Adjusted	Revenue

CAG	$368,391	54.5%	$1,299	$369,690	54.7%
Water	33,262	71.2%	(101)	33,161	70.9%
LPD	38,489	60.8%	1,689	40,178	63.4%
Other	4,962	51.7%	(824)	4,138	43.1%
Unallocated Amounts	3,197	N/A	(2,063)	1,134	N/A
Total Company	$448,301	56.3%	$-	$448,301	56.3%

The following is a summary of restated segment operating income (loss) from operations for the three and six months ended June 30, 2015:

	For the Three		Net Impact of Standard Cost	For the Three
	Months Ended		Variance Capitalization and	Months Ended	Adjusted
Operating Income (Loss)	June 30, 2015	Percent of	Subsequent Recognition	June 30, 2015	Percent of
(dollars in thousands)	As Previously Reported	Revenue	to the Operating Segments	As Adjusted	Revenue

CAG	$67,875	19.3%	$210	$68,085	19.4%
Water	11,954	47.7%	(3)	11,951	47.7%
LPD	5,895	18.4%	684	6,579	20.5%
Other	(237)	(5.1%)	(696)	(933)	(20.2%)
Unallocated Amounts	2,816	N/A	(195)	2,621	N/A
Total Company	$88,303	21.4%	$-	$88,303	21.4%

	For the Six		Net Impact of Standard Cost	For the Six
	Months Ended		Variance Capitalization and	Months Ended	Adjusted
Operating Income (Loss)	June 30, 2015	Percent of	Subsequent Recognition	June 30, 2015	Percent of
(dollars in thousands)	As Previously Reported	Revenue	to the Operating Segments	As Adjusted	Revenue

CAG	$120,304	17.8%	$1,299	$121,603	18.0%
Water	21,413	45.8%	(101)	21,312	45.6%
LPD	11,846	18.7%	1,689	13,535	21.4%
Other	(431)	(4.5%)	(824)	(1,255)	(13.1%)
Unallocated Amounts	7,974	N/A	(2,063)	5,911	N/A
Total Company	$161,106	20.2%	$-	$161,106	20.2%

Effects of Certain Factors and Trends on Results of Operations

Distributor Purchasing and Inventories. We employ an all-direct sales strategy in the U.S.; however we continue to sell our products through third party distributors in certain markets. When selling our products through distributors, changes in distributors’ inventory levels can impact our reported sales, and these changes may be affected by many factors, which may not be directly related to underlying demand for our products by veterinary practices, which are the end-users. We do not believe the impact of changes in these distributors’ inventories had or would have a material impact on our growth rates in the relevant periods.

Currency Impact. For the three and six months ended June 30, 2016,  approximately 29% and 28%, respectively, of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 25% for both the three and six months ended June 30, 2015.  Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues. See “Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risks” included in our 2015 Annual Report for additional information regarding currency impact. Our future income tax expense could also be affected by changes in the mix of earnings, including as a result of changes in the rate of exchange for the U.S. dollar relative to currencies in countries with differing statutory tax rates.  See “Part I, Item 1A. Risk Factors” included in our 2015 Annual Report for additional information regarding tax impacts.

Our foreign currency exchange impacts are comprised of three components: 1) revenues and expenses denominated in a foreign currency; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. As of June 30, 2016, based on projected revenues and expenses, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we estimate a 10% strengthening of the U.S. dollar would reduce operating income for the remainder of 2016 by approximately $6 million. The impact of the intercompany and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on our operating income.

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

During the three and six months ended June 30, 2016, as compared to the same period of the prior year, changes in foreign currency exchange rates decreased total company revenue by approximately $2.8 million and $10.4 million respectively, due primarily to the strengthening of the U.S. dollar against the British pound and Canadian dollar. Foreign currency hedging gains did not have a significant impact on total company operating income and diluted earnings per share for the three months ended June 30, 2016 and increased total company operating income by $0.9 million and diluted earnings per share $0.01 during the six months ended June 30, 2016. During the same periods of the prior year, foreign currency hedging gains increased total company operating income by $5.1 and $9.5 million and diluted earnings per share by $0.04 and $0.07, respectively. Net of these lower relative foreign currency hedging gains, changes in foreign currency exchange rates reduced total company operating income by $7.2 million and diluted earnings per share by $0.06 during the three months ended June 30, 2016 and reduced total company operating income by $13.3 million and diluted earnings per share by $0.11 during the six months ended June 30, 2016.

At our current currency exchange rate assumptions as compared to actual 2015 exchange rates, we anticipate that the strengthening of the U.S. dollar relative to major foreign currencies in which we transact will decrease total company revenue by approximately $13.0 million for the full year ending December 31, 2016. Foreign currency hedging gains are expected to increase total company operating income by $4.0 million and diluted earnings per share by $0.03 in the year ending December 31, 2016 as compared to a total company operating income increase of $21.2 million and a $0.16 increase in diluted earnings per share in the year ended December 31, 2015. Net of these lower relative foreign currency hedging gains, changes in foreign currency exchange rates are expected to reduce total company operating income by $23.4 million and diluted earnings per share by $0.20. The above estimate incorporates actual exchange rates for the six months ended June 30, 2016 and assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.10, the British pound at $1.30, the Canadian dollar at $0.77, the Australian dollar at $0.75 and the Japanese yen at ¥104 to the U.S. dollar for the remainder of 2016.

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

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2016 are consistent with those discussed in our 2015 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

▪	Results of Operations

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and six months ended June 30, 2016, as compared to the same periods for the prior year, net of the effect of changes in foreign currency exchange rates, acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of these transactions can vary dramatically from period to period, require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends.

Organic revenue growth and the percentage changes in revenue from foreign currency exchange rates and acquisitions are non-GAAP financial measures. See the subsection above titled “Effects of Certain Factors and Trends on Results of Operations – Currency Impact” for a description of the calculation of the percentage change in revenue resulting from changes in foreign currency exchange rates. The percentage change in revenue resulting from acquisitions represents incremental revenues attributable to acquisitions that have occurred since the beginning of the prior year period.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2016	June 30, 2015	Change	Change	Currency	Acquisitions	Growth

CAG	$400,223	$351,620	$48,603	13.8%	(0.2%)	0.5%	13.5%
Water	27,829	25,051	2,778	11.1%	(1.2%)	-	12.3%
LPD	32,856	32,059	797	2.5%	(1.6%)	-	4.1%
Other	5,661	4,613	1,048	22.7%	0.2%	-	22.5%
Total	$466,569	$413,343	$53,226	12.9%	(0.4%)	0.5%	12.8%

U.S. and International Revenue. The following table provides further analysis of total company revenue by domestic and international markets:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2016	June 30, 2015	Change	Change	Currency	Acquisitions	Growth

United States	$285,758	$254,242	$31,516	12.4%	-	0.2%	12.2%
International	180,811	159,101	21,710	13.6%	(1.0%)	0.8%	13.8%
Total	$466,569	$413,343	$53,226	12.9%	(0.4%)	0.5%	12.8%

The increase in both U.S. and international organic revenues was driven by CAG Diagnostics recurring revenue primarily resulting from higher sales volumes. The increase in organic international revenues was driven primarily by growth in Europe and the Asia-Pacific markets and, to a lesser extent, Canada and Latin America.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2016	June 30, 2015	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$338,298	$300,146	$38,152	12.7%	(0.2%)	0.6%	12.3%
IDEXX VetLab® consumables	114,561	100,743	13,818	13.7%	(0.2%)	-	13.9%
IDEXX VetLab service and
accessories	14,826	14,018	808	5.8%	0.2%	-	5.6%
Rapid assay products	55,777	52,182	3,595	6.9%	0.2%	-	6.7%
Reference laboratory
diagnostic and
consulting services	153,134	133,203	19,931	15.0%	(0.3%)	1.4%	13.9%
CAG Diagnostics
capital - instruments	32,520	24,064	8,456	35.1%	(0.2%)	-	35.3%
Veterinary software, services
and diagnostic imaging
systems	29,405	27,410	1,995	7.3%	(0.4%)	-	7.7%
Net CAG revenue	$400,223	$351,620	$48,603	13.8%	(0.2%)	0.5%	13.5%

The increase in CAG Diagnostics recurring revenue was due primarily to higher sales from our reference laboratory diagnostic services and of our IDEXX VetLab  consumables resulting from increased volumes and, to a lesser extent, higher realized prices.

IDEXX VetLab  consumables revenue growth was due primarily to higher sales volumes in the U.S., Europe and the Asia-Pacific region for our Catalyst consumables and, to a lesser extent, ProCyte Dx  ® consumables, resulting from growth in testing by existing customers, an expanded menu of available tests and the net acquisition of new customers.  These favorable impacts were partly offset by lower consumables volumes from our VetTest  ® chemistry instrument due to customer upgrades from our previous generation VetTest to our Catalyst analyzers. IDEXX VetLab consumables revenue also benefited from higher average unit sales prices.

IDEXX VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

The increase in rapid assay revenue resulted from higher SNAP 4Dx® and single analyte SNAP® sales volumes, with incremental SNAP 4Dx volumes primarily attributable to the timing of our marketing programs.  We also benefitted from higher average unit sales prices on our 4Dx product line.

The increase in reference laboratory diagnostic and consulting services revenue was due primarily to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from existing customers and the net acquisition of new customers, supported by our differentiated diagnostic technologies, such as IDEXX SDMA™. Additionally, the increase in revenue was the result of higher average unit sales prices due to price increases.

CAG Diagnostics capital instrument placements, including our Sedivue™ Dx urinalysis instrument, which we began shipping in April 2016, drive highly profitable recurring diagnostics revenue. Our Catalyst One  ® analyzer continued to drive strong worldwide chemistry placements, while our hematology placements continued to be driven by Procyte Dx in Europe and the U.S. The increase in CAG Diagnostics capital instruments revenue resulted from our newly launched SediVue Dx analyzer, which contributed 28% to reported and organic growth, and an increase in ProCyte Dx revenues, partly offset by lower Catalyst revenues resulting from a shift in placements from our Catalyst Dx® analyzer to our lower priced Catalyst One analyzer.

The increase in veterinary software, services and diagnostic imaging systems revenue was due primarily to increasing veterinary subscription service revenue, higher support revenue resulting from an increase in our installed base and higher sales of diagnostic imaging systems. Higher revenues from diagnostic imaging systems resulted from fewer relative deferred revenue placements under up-front customer loyalty programs and the recognition of previously deferred revenues. These favorable factors were partially offset by fewer licensed-based Cornerstone  ® placements as we evolve to a subscription-based model for new practice management customer acquisitions, as well as lower average unit sale prices on diagnostic imaging system placements.

Water. The increase in Water revenue was attributable to all regions in which we operate, most notably from strong performance in North America, Europe and the Asia-Pacific region. Higher revenues resulted primarily from increased sales volumes and price increases of our Colilert ® test products and related accessories used in coliform and E. coli testing. We also benefitted from several large project orders during the quarter and to a lesser extent, from higher sales volumes of our products designed to detect cryptosporidium,  related to an outbreak in the United Kingdom which we expect to subside in the second half of 2016 and placements of our Quanti-Tray Sealer PLUS instrument, which we launched in June 2015.

Livestock, Poultry and Dairy. The increase in LPD revenue resulted from strong performance in emerging markets, most notably resulting from higher sales volumes of our swine and poultry testing products in China and Southeast Asia and increased herd health screening services in Brazil. These favorable factors were partly offset by decreased sales volumes of bovine testing products within Western Europe in large part due to the success of certain disease eradication programs in that region.

Other. The increase in Other revenue was due primarily to royalty revenue associated with the commercialization of certain intellectual property related to our former pharmaceutical product line.

Gross Profit

Total Company. The following table presents gross profit (loss) and gross profit percentages by operating segment:

	For the Three		For the Three
Gross Profit (Loss)	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2016	Revenue	June 30, 2015	Revenue	Change	Change

CAG	$220,003	55.0%	$192,756	54.8%	$27,247	14.1%
Water	19,380	69.6%	18,013	71.9%	1,367	7.6%
LPD	19,178	58.4%	20,170	62.9%	(992)	(4.9%)
Other	2,291	40.5%	1,665	36.1%	626	37.6%
Unallocated amounts	(309)	N/A	153	N/A	(462)	(302.0%)
Total Company	$260,543	55.8%	$232,757	56.3%	$27,786	11.9%

Gross profit increased due to higher sales, partly offset by an approximately 50 basis points decrease in the gross profit percentage. The decrease in gross profit percentage was due primarily to the unfavorable impact of currency during the three months ended June 30, 2016, as compared to the same period of the prior year, resulting from lower relative hedging gains.  Excluding currency impacts of approximately 120 basis points, gross margins increased moderately, supported by favorability in our CAG business.

Companion Animal Group. Gross profit for CAG increased due to higher sales and a slight increase in the gross profit percentage, despite approximately 90 basis points of unfavorable currency impacts during the three months ended June 30, 2016, as compared to the same period of the prior year, resulting primarily from lower relative hedging gains. The gross profit percentage increase was supported by price increases on our CAG Diagnostics recurring revenue portfolio and profitability improvements across our worldwide network of reference laboratories and from higher relative revenues from expanded subscription service offerings. These favorable impacts offset an unfavorable product mix resulting from higher relative instrument revenues and lower relative revenue from our rapid assay test kits, and increased product costs in our IDEXX VetLab and rapid assay businesses.

Water. Gross profit for Water increased due to higher sales, partly offset by a decrease in the gross profit percentage from 72% to 70%. The decrease in the gross profit percentage was due to the unfavorable impact of currency during the three months ended June 30, 2016, as compared to the same period of the prior year, resulting from lower relative hedging gains and changes in foreign currency exchange rates. Excluding currency impacts of approximately 220 basis points, the gross profit percentage increased slightly due to price increases on our Colilert testing products and related accessories.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to a reduction in the gross profit percentage from 63% to 58%, partly offset by higher sales. The decrease in the gross profit percentage resulted primarily from approximately 400 basis points of unfavorable impact from changes in foreign currency exchange rates due to hedging losses realized during the three months ending June 30, 2016, as compared to hedging gains realized during the same period of the prior year.

Other. Gross profit for Other increased due to higher sales and an increase in the gross profit percentage from 36% to 40%. The increase in the gross profit percentage resulted primarily from higher relative royalty revenue associated with the commercialization of certain intellectual property related to our former pharmaceutical product line, for which there is no associated cost of revenue, partly offset by higher overall OPTI Medical product costs.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to higher personnel-related costs. We estimate certain personnel-related costs and allocate the budgeted expenses to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The increase in personnel-related costs was due primarily to higher self-insured healthcare costs and higher than budgeted employee incentives reported within Unallocated Amounts during the three months ended June 30, 2016, as compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2016	Revenue	June 30, 2015	Revenue	Change	Change

CAG	$128,984	32.2%	$124,671	35.5%	$4,313	3.5%
Water	6,637	23.8%	6,062	24.2%	575	9.5%
LPD	14,109	42.9%	13,591	42.4%	518	3.8%
Other	3,211	56.7%	2,598	56.3%	613	23.6%
Unallocated amounts	3,440	N/A	(2,468)	N/A	5,908	239.4%
Total Company	$156,381	33.5%	$144,454	34.9%	$11,927	8.3%

	For the Three		For the Three
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2016	Revenue	June 30, 2015	Revenue	Change	Change

CAG	$91,019	22.7%	$68,085	19.4%	$22,934	33.7%
Water	12,743	45.8%	11,951	47.7%	792	6.6%
LPD	5,069	15.4%	6,579	20.5%	(1,510)	(23.0%)
Other	(920)	(16.3%)	(933)	(20.2%)	13	1.4%
Unallocated amounts	(3,749)	N/A	2,621	N/A	(6,370)	(243.0%)
Total Company	$104,162	22.3%	$88,303	21.4%	$15,859	18.0%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2016	Revenue	June 30, 2015	Revenue	Change	Change

Sales and marketing	$66,867	16.7%	$65,828	18.7%	$1,039	1.6%
General and administrative	43,982	11.0%	40,767	11.6%	3,215	7.9%
Research and development	18,135	4.5%	18,076	5.1%	59	0.3%
Total operating expenses	$128,984	32.2%	$124,671	35.5%	$4,313	3.5%

The increase in sales and marketing expense, which reflects delays in timing for certain investments, was due primarily to higher commissions resulting from improved sales performance, partly offset by the favorable impact of changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from information technology investments, including ongoing depreciation and maintenance associated with prior year projects, and higher personnel-related costs.  Research and development expense for the three months ended June 30, 2016 was generally consistent with the same period of the prior year.

 Water. The following table presents Water operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2016	Revenue	June 30, 2015	Revenue	Change	Change

Sales and marketing	$3,268	11.7%	$3,075	12.3%	$193	6.3%
General and administrative	2,607	9.4%	2,214	8.8%	393	17.8%
Research and development	762	2.7%	773	3.1%	(11)	(1.4%)
Total operating expenses	$6,637	23.8%	$6,062	24.2%	$575	9.5%

The increase in sales and marketing expense was due primarily to higher personnel-related costs and increased market research spend. The increase in general and administrative expense was due primarily to higher personnel-related costs. Research and development expense for the three months ended June 30, 2016 was generally consistent with the same period of the prior year.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2016	Revenue	June 30, 2015	Revenue	Change	Change

Sales and marketing	$5,831	17.7%	$5,947	18.6%	$(116)	(2.0%)
General and administrative	5,150	15.7%	4,731	14.8%	419	8.9%
Research and development	3,128	9.5%	2,913	9.1%	215	7.4%
Total operating expenses	$14,109	42.9%	$13,591	42.4%	$518	3.8%

The decrease in sales and marketing expense was due primarily to the favorable impact of changes in foreign currency exchange rates. The increase in general and administrative expense resulted from higher personnel-related costs, including investments in emerging markets, partly offset by the favorable impact of changes in foreign currency exchange rates. The increase in research and development expense resulted from higher materials and external product development costs.

Other. Operating expenses for Other, which totaled $3.2 million for the three months ended June 30, 2016, increased $0.6 million, as compared to the same period of the prior year, due primarily to an intangible impairment within our OPTI Medical business, partly offset by lower amortization expense on the aforementioned intangible assets and a reduction in personnel-related costs.

During the first quarter of 2016, management reviewed our OPTI Medical product offering, which resulted in a discontinuance of our product development activities in the human point-of-care medical diagnostics market and a decision to focus our commercial efforts to support our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer.  During the second quarter of 2016, management identified unfavorable trends in our OPTI Medical business resulting from this change in strategy. We revised our forecasts downward, causing us to assess the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the OPTI Medical asset group. Given this, a non-cash intangible asset impairment charge of $1.1 million was recorded within our condensed consolidated statement of operations for the three months ended June 30, 2016. As of June 30, 2016, the intangibles associated with our human point-of-care medical diagnostics market were fully written off. Management has reviewed the tangible assets associated with this line of business and does not anticipate further impairments at this time.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $5.9 million to $3.4 million for the three months ended June 30, 2016, due primarily to higher personnel-related costs, certain foreign exchange losses on monetary assets due to a strengthening of the U.S. dollar relative to the euro during the second quarter of 2016 and the absence of certain state tax incentives realized during the three months ended June 30, 2015.

We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” During the three months ended June 30, 2015, operating expenses reported in Unallocated Amounts benefitted favorably due to cost control initiatives enacted subsequent to the development of our 2015 budget. Additionally, higher personnel-related costs during the three months ended June 30, 2016 were the result of increased employee incentives and higher self-insured healthcare costs.

Interest Income and Interest Expense

Interest income was $0.9 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively. The increase in interest income was due primarily to a larger relative portfolio of marketable securities during the three months ended June 30, 2016, as compared to the same period of the prior year.

Interest expense was $8.2 million for the three months ended June 30, 2016, as compared to $7.3 million for the same period of the prior year. The increase in interest expense resulted from higher average relative borrowings and interest rates on our unsecured revolving credit facility (“Credit Facility”). Additionally, incremental interest was incurred in 2016 as result of approximately $250 million in senior notes that we issued and sold through private placements during the first half of 2015, for which fixed interest rates range from 1.785% to 3.72%. See Note 11 to the consolidated financial statements in our 2015 Annual Report for additional information regarding our senior notes and Credit Facility.

Provision for Income Taxes

Our effective income tax rate was 30.6% and 30.2% for the three months ended June 30, 2016 and 2015, respectively. The increase in our effective rate for the three months ended June 30, 2016, as compared to the same period of the prior year, was primarily related to an earnings mix, with relatively higher earnings subject to domestic tax rates as opposed to lower international tax rates, including the impact of foreign currency exchange rates. This increase in effective tax rates, period over period, was mostly offset by the U.S. R&D tax credit. There was no available R&D tax credit during the period ending June 30, 2015, because the credit had not yet been extended.  In December 2015, the R&D tax credit was permanently extended with retroactive application to January 1, 2015. As a result, we fully recognized the related 2015 tax benefit entirely in the fourth quarter of 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Six	For the Six			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2016	June 30, 2015	Change	Change	Currency	Acquisitions	Growth

CAG	$757,862	$676,151	$81,711	12.1%	(0.8%)	0.5%	12.4%
Water	51,381	46,749	4,632	9.9%	(1.9%)	-	11.8%
LPD	63,712	63,329	383	0.6%	(3.2%)	-	3.8%
Other	11,164	9,591	1,573	16.4%	-	-	16.4%
Total	$884,119	$795,820	$88,299	11.1%	(1.1%)	0.4%	11.8%

U.S. and International Revenue. The following table provides further analysis of total company revenue by domestic and international markets:

	For the Six	For the Six			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2016	June 30, 2015	Change	Change	Currency	Acquisitions	Growth

United States	$544,697	$489,650	$55,047	11.2%	-	0.2%	11.0%
International	339,422	306,170	33,252	10.9%	(2.9%)	0.8%	13.0%
Total	$884,119	$795,820	$88,299	11.1%	(1.1%)	0.4%	11.8%

The increase in both U.S. and international organic revenues was driven by CAG Diagnostics recurring revenue primarily resulting from higher sales volumes. The increase in organic international revenues was driven primarily by growth in Europe and the Asia-Pacific markets and, to a lesser extent, Canada and Latin America.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Six	For the Six			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2016	June 30, 2015	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$643,808	$578,911	$64,897	11.2%	(0.9%)	0.6%	11.5%
IDEXX VetLab consumables	222,520	199,135	23,385	11.7%	(1.0%)	-	12.7%
IDEXX VetLab service and
accessories	28,583	27,548	1,035	3.8%	(0.6%)	-	4.4%
Rapid assay products	98,863	95,819	3,044	3.2%	(0.1%)	-	3.3%
Reference laboratory
diagnostic and
consulting services	293,842	256,409	37,433	14.6%	(1.1%)	1.4%	14.3%
CAG Diagnostics
capital - instruments	55,494	44,178	11,316	25.6%	(1.0%)	-	26.6%
Veterinary software, services
and diagnostic imaging
systems	58,560	53,062	5,498	10.4%	(0.5%)	-	10.9%
Net CAG revenue	$757,862	$676,151	$81,711	12.1%	(0.8%)	0.5%	12.4%

The increase in CAG Diagnostics recurring revenue was due primarily to higher sales from our reference laboratory diagnostic services and of our IDEXX VetLab consumables resulting from increased volumes and, to a lesser extent, higher realized prices.

IDEXX VetLab consumables revenue growth was due primarily to higher sales volumes in the U.S., Europe and the Asia-Pacific region for our Catalyst consumables and, to a lesser extent, ProCyte Dx consumables, resulting from growth in testing by existing customers, an expanded menu of available tests and the net acquisition of new customers.  These favorable impacts were partly offset by lower consumables volumes from our VetTest chemistry instrument due to customer upgrades from our previous generation VetTest to our Catalyst analyzers. IDEXX VetLab consumables revenue also benefited from higher average unit sales prices.

IDEXX VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

The increase in rapid assay revenue resulted from higher SNAP 4Dx and single analyte SNAP sales volumes. These favorable factors were partly offset by the unfavorable impact of lower average unit sales prices in the U.S. for certain earlier generation rapid assay products.

The increase in reference laboratory diagnostic and consulting services revenue was due primarily to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from existing customers, the net acquisition of new customers, supported by our differentiated diagnostic technologies, such as IDEXX SDMA. Additionally, the increase in revenue was the result of higher average unit sales prices due to price increases. Testing volumes benefitted slightly from favorable weather trends experienced during the first quarter of 2016, as compared to the same period of the prior year, and an extra business day in the first half of 2016 due to a leap year.

CAG Diagnostics capital instrument placements, including our Sedivue Dx urinalysis instrument which we began shipping in April 2016, drive highly profitable recurring diagnostics revenue. Our Catalyst One analyzer continues to drive strong worldwide chemistry placements, while our hematology placements continue to be driven by Procyte Dx in Europe and the U.S. The increase in CAG Diagnostics capital instruments revenue resulted from our newly launched SediVue Dx analyzer, which contributed 15% to reported and organic growth, and higher ProCyte Dx revenues, partly offset by lower Catalyst revenues resulting from a shift in placements from our Catalyst Dx analyzer to our lower priced Catalyst One analyzer.

The increase in veterinary software, services and diagnostic imaging systems revenue was due primarily to increasing diagnostic imaging systems revenue, higher veterinary subscription service revenue, higher support revenue resulting from an increase in our active installed base of diagnostic imaging and practice management systems and higher revenues resulting from an increase in our Pet Health Network Pro® subscriber base. Higher revenues from diagnostic imaging systems resulted from fewer relative deferred revenue placements under up-front customer loyalty programs and the recognition of previously deferred revenues. These favorable factors were partially offset by fewer licensed-based Cornerstone placements as we evolve to a subscription-based model for new practice management customer acquisitions, as well as lower average unit sale prices on diagnostic imaging system placements.

Water. The increase in Water revenue was attributable to all regions in which we operate, most notably from strong performance in North America, Europe and the Asia-Pacific region. Higher revenues resulted primarily from increased sales volumes and price increases of our Colilert test products and related accessories used in coliform and E. coli testing, several large project orders during the first half of 2016 and to a lesser extent, from higher sales volumes of our products designed to detect cryptosporidium,  related to an outbreak in the United Kingdom which we expect to subside in the second half of 2016 and placements of our Quanti-Tray Sealer PLUS instrument, which we launched in June 2015. Testing volumes benefitted slightly from favorable weather trends experienced during the first quarter of 2016 as compared to the same period of the prior year.

Livestock, Poultry and Dairy. The increase in LPD revenue resulted from strong performance in emerging markets, most notably resulting from higher sales volumes of swine, poultry and bovine pregnancy testing products in China and Southeast Asia and increased sales volumes of our dairy testing products in Brazil. We also benefitted from increased herd health screening services in Brazil and the Asia-Pacific region. These favorable factors were partly offset by decreased sales volumes of bovine testing products within Western Europe in large part due to the success of certain disease eradication programs in the region.

Other. The increase in Other revenue was due primarily to royalty revenue associated with the commercialization of certain intellectual property related to our former pharmaceutical product line.

Gross Profit

Total Company. The following table presents gross profit (loss) and gross profit percentages by operating segment:

	For the Six		For the Six
Gross Profit	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2016	Revenue	June 30, 2015	Revenue	Change	Change

CAG	$410,795	54.2%	$369,690	54.7%	$41,105	11.1%
Water	35,486	69.1%	33,161	70.9%	2,325	7.0%
LPD	37,155	58.3%	40,178	63.4%	(3,023)	(7.5%)
Other	5,214	46.7%	4,138	43.1%	1,076	26.0%
Unallocated amounts	(570)	N/A	1,134	N/A	(1,704)	(150.3%)
Total Company	$488,080	55.2%	$448,301	56.3%	$39,779	8.9%

Gross profit increased due to higher sales, partly offset by a decrease in the gross profit percentage from 56% to 55%. The gross profit percentage decreased approximately 120 basis points from an unfavorable impact of currency during the six months ended June 30, 2016, as compared to the same period of the prior year, resulting primarily from lower relative hedging gains. Excluding these currency impacts, the gross profit percentage increased slightly, supported by higher average unit sales prices for our reference laboratory diagnostic services and IDEXX VetLab consumables and profitability improvements from higher relative revenue of our expanded subscription service offerings and across our worldwide network of reference laboratories. These favorable impacts were almost entirely offset by an increase in product costs in our VetLab, OPTI Medical and LPD lines of business and an unfavorable product mix resulting from higher relative CAG Diagnostics capital revenues and lower relative revenue from rapid assay test kits.

Companion Animal Group. Gross profit for CAG increased due to higher sales, partly offset by a decrease in the gross profit percentage from 55% to 54%. The decrease in gross profit percentage was due primarily to the unfavorable impact of currency during the six months ended June 30, 2016, as compared to the same period of the prior year, resulting from lower relative hedging gains. Excluding currency impacts of approximately 90 basis points, gross margins increased moderately, supported by price increases for our reference laboratory diagnostic services and IDEXX VetLab consumables and profitability improvements from higher relative revenue of our expanded subscription service offerings, and within our worldwide network of reference laboratories.  These benefits offset an unfavorable product mix resulting primarily from higher relative instrument revenue and lower relative revenue from our rapid assay test kits and an increase in IDEXX VetLab product costs.

Water. Gross profit for Water increased due to higher sales, partly offset by a decrease in the gross profit percentage from 71% to 69%. The decrease in the gross profit percentage was due to the unfavorable impact of currency during the six months ended June 30, 2016, as compared to the same period of the prior year, resulting from lower relative hedging gains and changes in foreign currency exchange rates. Excluding currency impacts of approximately 220 basis points, the gross profit percentage increased slightly due to price increases on our Colilert testing products and related accessories.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to a reduction in the gross profit percentage from 63% to 58%, partly offset by higher sales. The decrease in the gross profit percentage resulted primarily from approximately 430 basis points of unfavorable impact from changes in foreign currency exchange rates and higher overall product costs. The negative effect of currency resulted from hedging losses realized during the six months ending June 30, 2016, as compared to hedging gains realized during the same period of the prior year. These unfavorable factors were partly offset by the expiration of royalties on certain of our swine testing products and a favorable product mix resulting from higher relative herd health screening revenues.

Other. Gross profit for Other increased due to higher sales and an increase in the gross profit percentage from 43% to 47%. The increase in the gross profit percentage resulted primarily from higher relative royalty revenue associated with the commercialization of certain intellectual property related to our former pharmaceutical product line, partly offset by an increase in overall OPTI Medical product costs.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to higher personnel-related costs. We estimate certain personnel-related costs and allocate the budgeted expenses to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The increase in personnel-related costs was due primarily to higher self-insured healthcare costs and higher than budgeted employee incentives reported within Unallocated Amounts during the six months ended June 30, 2016, as compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Six		For the Six
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2016	Revenue	June 30, 2015	Revenue	Change	Change

CAG	$258,398	34.1%	$248,087	36.7%	$10,311	4.2%
Water	13,064	25.4%	11,849	25.3%	1,215	10.3%
LPD	27,516	43.2%	26,643	42.1%	873	3.3%
Other	6,971	62.4%	5,393	56.2%	1,578	29.3%
Unallocated amounts	4,176	N/A	(4,777)	N/A	8,953	187.4%
Total Company	$310,125	35.1%	$287,195	36.1%	$22,930	8.0%

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Six		For the Six
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2016	Revenue	June 30, 2015	Revenue	Change	Change

CAG	$152,397	20.1%	$121,603	18.0%	$30,794	25.3%
Water	22,422	43.6%	21,312	45.6%	1,110	5.2%
LPD	9,639	15.1%	13,535	21.4%	(3,896)	(28.8%)
Other	(1,757)	(15.7%)	(1,255)	(13.1%)	(502)	(40.0%)
Unallocated amounts	(4,746)	N/A	5,911	N/A	(10,657)	(180.3%)
Total Company	$177,955	20.1%	$161,106	20.2%	$16,849	10.5%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Six		For the Six
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2016	Revenue	June 30, 2015	Revenue	Change	Change

Sales and marketing	$137,433	18.1%	$132,215	19.6%	$5,218	3.9%
General and administrative	85,079	11.2%	79,701	11.8%	5,378	6.7%
Research and development	35,886	4.7%	36,171	5.3%	(285)	(0.8%)
Total operating expenses	$258,398	34.1%	$248,087	36.7%	$10,311	4.2%

The increase in sales and marketing expense was due primarily to increased personnel-related costs, including investments in our global sales infrastructure and higher commissions resulting from improved sales performance, partly offset by the favorable impact of changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from information technology investments, including ongoing depreciation and maintenance associated with prior year projects, and higher personnel-related costs, partly offset by the favorable impact of changes in foreign currency exchange rates. Research and development expense for the six months ended June 30, 2016 was generally consistent with the same period of the prior year.

 Water. The following table presents Water operating expenses by functional area:

	For the Six		For the Six
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2016	Revenue	June 30, 2015	Revenue	Change	Change

Sales and marketing	$6,490	12.6%	$5,985	12.8%	$505	8.4%
General and administrative	5,105	9.9%	4,385	9.4%	720	16.4%
Research and development	1,469	2.9%	1,479	3.2%	(10)	(0.7%)
Total operating expenses	$13,064	25.4%	$11,849	25.3%	$1,215	10.3%

The increase in sales and marketing expense was due primarily to higher personnel-related costs and an increase in market research spend. The increase in general and administrative expense was due primarily to higher personnel-related costs, partly offset by the favorable impact of changes in foreign currency exchange rates. Research and development expense for the six months ended June 30, 2016 was generally consistent with the same period of the prior year, as higher personnel-related costs were offset by lower materials costs.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Six		For the Six
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	June 30, 2016	Revenue	June 30, 2015	Revenue	Change	Change

Sales and marketing	$11,410	17.9%	$11,382	18.0%	$28	0.2%
General and administrative	9,986	15.7%	9,402	14.8%	584	6.2%
Research and development	6,120	9.6%	5,859	9.3%	261	4.5%
Total operating expenses	$27,516	43.2%	$26,643	42.1%	$873	3.3%

Sales and marketing expense for the six months ended June 30, 2016 was generally consistent with the same period of the prior year as commercial infrastructure investments within emerging markets were offset by the favorable impact of changes in foreign currency exchange rates. The increase in general and administrative expense resulted from higher personnel-related costs, partly offset by the favorable impact of changes in foreign currency exchange rates. The increase in research and development expense resulted from higher external product development and material costs.

Other. Operating expenses for Other, which totaled $7.0 million for the six months ended June 30, 2016, increased $1.6 million, as compared to the same period of the prior year, due primarily to intangible impairments within our OPTI Medical business, partly offset by lower amortization expense on the aforementioned intangible assets and a reduction in personnel-related costs.

During the first half of 2016, management reviewed the OPTI Medical product offerings. As a result of this review, we discontinued our product development activities in the human point-of-care medical diagnostics market during March 2016 and focused our commercial efforts in this market on supporting our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer. Management identified unfavorable trends in our OPTI Medical line of business resulting from this change in strategy. We revised our forecasts downward, causing us to assess the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the OPTI Medical asset group. Non-cash intangible asset impairments of $2.2 million were recorded within our condensed consolidated statement of operations for the six months ended June 30, 2016.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $9.0 million to $4.2 million for the six months ended June 30, 2016, due primarily to higher personnel-related costs and, to a lesser extent, certain foreign exchange losses on monetary assets due to a strengthening of the U.S. dollar relative to certain foreign currencies in which we transact during the first half of 2016 and the absence of certain state tax incentives realized during the six months ended June 30, 2015. We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” During the six months ended June 30, 2015, operating expenses reported in Unallocated Amounts benefitted favorably due to cost control initiatives enacted subsequent to the development of our 2015 budget. Additionally, higher personnel-related costs during the six months ended June 30, 2016 were the result of increased employee incentives and higher self-insured healthcare costs.

Interest Income and Interest Expense

Interest income was $1.7 million and $1.0 million for the six months ended June 30, 2016 and 2015, respectively. The increase in interest income was due primarily to a larger relative portfolio of marketable securities during the six months ended June 30, 2016, as compared to the same period of the prior year.

Interest expense was $16.5 million for the six months ended June 30, 2016, as compared to $13.6 million for the same period of the prior year. The increase in interest expense resulted from higher relative interest incurred in 2016 as result of approximately $250 million in senior notes that we issued and sold through private placements during the first half of 2015, for which fixed interest rates range from 1.785% to 3.72%.  Additionally, the increase in interest expense was due to higher relative interest rates and average borrowings on our Credit Facility. See Note 11 to the consolidated financial statements in our 2015 Annual Report for additional information regarding our senior notes and Credit Facility.

Provision for Income Taxes

Our effective income tax rate was 30.6% and 30.3% for the six months ended June 30, 2016 and 2015, respectively. The increase in our effective rate for the six months ended June 30, 2016, as compared to the same period of the prior year, was primarily related to an earnings mix, with relatively higher earnings subject to domestic tax rates as opposed to lower international tax rates, including the impact of foreign currency exchange rates. This increase in effective tax rates, period over period, was mostly offset by the U.S. R&D tax credit. There was no available R&D tax credit during the period ending June 30, 2015 because the credit had not yet been extended.  In December 2015, the R&D tax credit was permanently extended with retroactive application to January 1, 2015. As a result, we fully recognized the related 2015 tax benefit entirely in the fourth quarter of 2015.

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

Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings and amounts available under our $850 million Credit Facility. At June 30, 2016 and December 31, 2015, we had $370.2 million and $342.6 million, respectively, of cash, cash equivalents and marketable securities. Working capital, including our Credit Facility, totaled negative $1.7 million and negative $35.1 million, respectively, at June 30, 2016 and December 31, 2015. Additionally, at June 30, 2016, we had remaining borrowing availability of $291 million under our $850 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, our portfolio of short-duration marketable securities, funds generated from operations and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will also be sufficient for the foreseeable future to fund our business as currently conducted.

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

Of our total cash, cash equivalents and marketable securities at June 30, 2016, approximately $365.4 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. We held marketable securities with original maturities of three years or less that had an average AA- credit rating as of June 30, 2016. Of the $229.1 million in marketable securities held as of June 30, 2016, approximately 63% of the fair value of our marketable securities consisted of corporate bonds, 12% consisted of asset backed securities, with the remainder consisting of agency bonds, U.S. and Canadian government bonds, municipal bonds, commercial paper and certificates of deposit. Of the $141.1 million of cash and cash equivalents held as of June 30, 2016, 90% was held as bank deposits, with the remainder invested in money market funds invested in highly liquid investment-grade and U.S. government and agency fixed-income securities, commercial paper and agency bonds with original maturities of less than ninety days. As of June 30, 2016, approximately 70% of cash, cash equivalents and marketable securities held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015

Days sales outstanding (1)	41.5	43.7	43.3	43.8	43.7
Inventory turns (2)	1.7	1.6	1.5	1.5	1.5

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(dollars in thousands)	2016	2015	Dollar Change

Net cash provided by operating activities	$134,141	$65,522	$68,619
Net cash used by investing activities	(53,562)	(227,587)	174,025
Net cash (used) provided by financing activities	(71,965)	3,269	(75,234)
Net effect of changes in exchange rates on cash	3,531	(588)	4,119
Net increase (decrease) in cash and cash equivalents	$12,145	$(159,384)	$171,529

Operating Activities. Cash provided by operating activities was $134.1 million for the six months ended June 30, 2016, as compared to $65.5 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $166.9 million for the six months ended June 30, 2016, as compared to $145.9 million for the same period in 2015, resulting in incremental operating cash flows of $21.0 million driven primarily by higher net income and increased depreciation and amortization expense during the six months ended June 30, 2016. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $32.8 million and $80.4 million for the six months ended June 30, 2016 and 2015, respectively, resulting in an incremental increase in cash of $47.6 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Six Months Ended June 30,
(dollars in thousands)	2016	2015	Dollar Change

Accounts receivable	$(23,647)	$(57,126)	$33,479
Inventories	214	(16,023)	16,237
Accounts payable	99	(2,992)	3,091
Deferred revenue	3,088	(706)	3,794
Other assets and liabilities	(7,726)	5,203	(12,929)
Tax benefit from share-based compensation arrangements	(4,791)	(8,746)	3,955
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(32,763)	$(80,390)	$47,627

The decrease in cash used by accounts receivable during the six months ended June 30, 2016 resulted from the absence of one-time impacts related to our change in U.S. commercial strategy beginning in the fourth quarter of 2014. Our transition to an all-direct strategy in the U.S., including the establishment of accounts receivable directly with our U.S. end-users that previously purchased from our U.S. distribution partners, resulted in a significant use of cash during the first half of 2015. Cash provided by inventory during the six months ended June 30, 2016, as compared to cash used during the same period in the prior year, was the result of operational initiatives to optimize inventory levels following a period of inventory growth to support new products and increasing demand. Cash used by other assets and liabilities during the six months ended June 30, 2016 was the result of higher taxable income as compared to the same period in the prior year. Income tax payments were lower during the first half of 2015  resulting from one-time impacts of implementing our U.S. all-direct strategy and the benefit from the Tax Increase Prevention Act enactment late in the fourth quarter of 2014, resulting in cash provided by other assets and liabilities during the six months ended June 30, 2015.

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

Investing Activities. Cash used by investing activities was $53.6 million for the six months ended June 30, 2016, as compared to $227.6 million for the same period of the prior year. The decrease in cash used by investing activities was due primarily to lower relative net purchases of marketable securities during the six months ended June 30, 2016 as compared to the same period of the prior year.

Our total capital expenditure plan for 2016 is estimated to be approximately $90 million, which includes capital investments in manufacturing and reference laboratory equipment, investments in internal use software and information technology infrastructure and the renovation and expansion of our facilities and reference laboratories.

Financing Activities. Cash used by financing activities was $72.0 million for the six months ended June 30, 2016, as compared to cash provided of $3.3 million for the same period in 2015. Cash used for financing activities during the six months ended June 30, 2016 was due to the absence of a long-term debt issuance in the first half of 2016, as compared to the aggregate issuance of approximately $250 million of senior notes during the same period of the prior year, partly offset by a decrease in cash used to repurchase our common stock and lower relative net repayments under the Credit Facility during the six months ended June 30, 2016, as compared to the same period of the prior year.

Cash used to repurchase shares of our common stock decreased $143.6 million during the six months ended June 30, 2016, as compared to the same period of the prior year. Share repurchases have moderated relative to the same period of the prior year as we have achieved a debt leverage ratio consistent with our long-term target range. From the inception of our share repurchase program in August 1999 to June  30, 2016, we have repurchased 59.2 million shares. During the six months ended June 30, 2016, we purchased 1.0 million shares for a cash outflow of $76.5 million, as compared to purchases of 3.1 million shares for a cash outflow of $220.1 million during the same period of the prior year. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash provided of $36.0 million during the six months ended June 30, 2016, as compared to the same period of the prior year. At June 30, 2016, we had $558.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

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

The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization and certain other non-cash charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At June 30, 2016, we were in compliance with the covenants of the Credit Facility and Senior Note Agreements. The following details our consolidated leverage ratio calculation as of June 30, 2016:

June 30,
Trailing 12 Months Adjusted EBITDA:	2016

Net income attributable to stockholders	$201,793
Interest expense	32,184
Provision for income taxes	85,959
Depreciation and amortization	74,222
Share-based compensation expense	20,169
Extraordinary and other non-recurring non-cash charges	10,440
Adjusted EBITDA	$424,767

June 30,
Debt to Adjusted EBITDA Ratio:	2016

Line of credit	$558,000
Long-term debt	597,958
Total debt	1,155,958
Acquisition-related contingent consideration payable	2,939
Capitalized leases	755
U.S. GAAP change - deferred financing costs	585
Gross debt	1,160,237
Gross debt to Adjusted EBITDA ratio	2.73

Cash and cash equivalents	(141,139)
Marketable securities	(229,063)
Net debt	$790,035
Net debt to Adjusted EBITDA ratio	1.86

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30, 2016 are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our 2015 Annual Report.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

April 1 to April 30, 2016	49,789		$79.47	49,789	6,048,312
May 1 to May 31, 2016	121,200		$87.57	121,200	5,927,112
June 1 to June 30, 2016	100,380		$88.59	98,077	5,829,035
Total	271,369	(2)	$86.46	269,066	5,829,035

(1)

On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently the maximum level of shares that may be repurchased under the program was increased to 65 million shares on June 15, 2015. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended June 30, 2016, and no repurchase programs expired during the period. Repurchases of 269,066 shares were made during the three months ended June 30, 2016 in transactions made pursuant to our repurchase program.

(2)

During the three months ended June 30, 2016, we received 2,303 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

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

IDEXX LABORATORIES, INC.

By: /s/ Brian P. McKeon
Date: August 2, 2016	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.