Form 10-Q
period 2016-09-30
IDEXX LABORATORIES INC /DE
filed 2016-11-01
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share,  was 89,658,209 on October  25, 2016.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and cash equivalents	$150,072	$128,994
Marketable securities	241,402	213,591
Accounts receivable, net of reserves of $5,054 in 2016 and $5,128 in 2015	204,701	188,318
Inventories	168,468	188,833
Deferred income tax assets	-	39,829
Other current assets	63,457	62,069
Total current assets	828,100	821,634
Long-Term Assets:
Property and equipment, net	349,664	333,026
Goodwill	180,952	178,934
Intangible assets, net	47,566	55,909
Other long-term assets	94,088	85,490
Total long-term assets	672,270	653,359
TOTAL ASSETS	$1,500,370	$1,474,993

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$44,127	$52,648
Accrued liabilities	202,074	205,530
Line of credit	488,000	573,000
Current portion of deferred revenue	26,007	25,583
Total current liabilities	760,208	856,761
Long-Term Liabilities:
Deferred income tax liabilities	20,571	49,389
Long-term debt	599,137	597,085
Long-term deferred revenue, net of current portion	30,874	27,055
Other long-term liabilities	34,594	28,698
Total long-term liabilities	685,176	702,227
Total liabilities	1,445,384	1,558,988

Commitments and Contingencies (Note 13)

Stockholders’ Equity (Deficit):
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 103,120 and 102,237 shares in 2016 and 2015, respectively	10,312	10,258
Additional paid-in capital	994,299	940,534
Deferred stock units: Outstanding: 231 and 240 units in 2016 and 2015, respectively	5,470	5,409
Retained earnings	488,033	318,356
Accumulated other comprehensive loss	(35,081)	(42,265)
Treasury stock, at cost: 13,413 and 12,242 shares in 2016 and 2015, respectively	(1,408,183)	(1,316,417)
Total IDEXX Laboratories, Inc. stockholders’ equity (deficit)	54,850	(84,125)
Noncontrolling interest	136	130
Total stockholders’ equity (deficit)	54,986	(83,995)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,500,370	$1,474,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue:
Product revenue	$266,321	$246,750	$800,273	$730,063
Service revenue	181,987	159,637	532,154	472,144
Total revenue	448,308	406,387	1,332,427	1,202,207
Cost of Revenue:
Cost of product revenue	103,909	92,185	310,450	266,758
Cost of service revenue	97,669	89,928	287,167	262,874
Total cost of revenue	201,578	182,113	597,617	529,632
Gross profit	246,730	224,274	734,810	672,575

Expenses:
Sales and marketing	79,972	73,107	236,453	223,460
General and administrative	52,627	46,198	156,239	133,717
Research and development	25,672	24,862	75,704	74,185
Impairment charge	-	8,212	-	8,212
Income from operations	88,459	71,895	266,414	233,001
Interest expense	(7,786)	(7,750)	(24,294)	(21,313)
Interest income	851	684	2,599	1,668
Income before provision for income taxes	81,524	64,829	244,719	213,356
Provision for income taxes	25,072	20,600	75,036	65,611
Net income	56,452	44,229	169,683	147,745
Less: Net (loss) income attributable to noncontrolling interest	(3)	6	7	16
Net income attributable to IDEXX Laboratories, Inc. stockholders	$56,455	$44,223	$169,676	$147,729

Earnings per Share:
Basic	$0.63	$0.48	$1.89	$1.59
Diluted	$0.62	$0.48	$1.87	$1.57
Weighted Average Shares Outstanding:
Basic	89,894	91,944	89,881	93,194
Diluted	91,138	92,897	90,960	94,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$56,452	$44,229	$169,683	$147,745
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,687	(13,859)	10,873	(26,793)
Unrealized (loss) gain on net investment hedge	(732)	(396)	(1,649)	340
Unrealized gain (loss) on investments, net of tax expense of $19 and $134 in 2016 and ($60) and ($29) in 2015	9	(88)	334	(81)
Unrealized gain (loss) on derivative instruments:
Unrealized (loss) gain, net of tax (benefit) expense of ($57) and ($694) in 2016 and $1,030 and $2,882 in 2015	(129)	2,495	(1,570)	6,793
Less: reclassification adjustment for gains included in net income, net of tax expense of ($197) and ($313) in 2016 and ($1,374) and ($4,079) in 2015	(451)	(3,369)	(804)	(9,681)
Unrealized loss on derivative instruments	(580)	(874)	(2,374)	(2,888)
Other comprehensive gain (loss), net of tax	384	(15,217)	7,184	(29,422)
Comprehensive income	56,836	29,012	176,867	118,323
Less: comprehensive (loss) income attributable to noncontrolling interest	(3)	6	7	16
Comprehensive income attributable to IDEXX Laboratories, Inc.	$56,839	$29,006	$176,860	$118,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2016	2015

Cash Flows from Operating Activities:
Net income	$169,683	$147,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,977	51,227
Amortization on marketable securities, net	727	967
Impairment charge	2,228	8,212
Provision for uncollectible accounts	842	1,808
Provision for (benefit of) deferred income taxes	6,243	(4,649)
Share-based compensation expense	15,021	14,760
Other	1,160	(305)
Tax benefit from share-based compensation arrangements	(10,225)	(10,044)
Changes in assets and liabilities:
Accounts receivable	(16,647)	(51,024)
Inventories	(2,503)	(27,238)
Other assets and liabilities	8,648	16,538
Accounts payable	(2,496)	(2,841)
Deferred revenue	3,798	(2,688)
Net cash provided by operating activities	234,456	142,468
Cash Flows from Investing Activities:
Purchases of property and equipment	(49,956)	(67,517)
Purchase of marketable securities	(178,829)	(231,387)
Proceeds from the sale and maturities of marketable securities	152,277	24,711
Acquisitions of a business, net of cash acquired	-	(8,200)
Net cash used by investing activities	(76,508)	(282,393)
Cash Flows from Financing Activities:
Repayments on revolving credit facilities, net	(85,000)	(6,500)
Debt issue costs	(57)	(199)
Issuance of long-term debt	-	250,097
Repurchases of common stock	(91,562)	(309,057)
Proceeds from exercises of stock options and employee stock purchase plans	28,815	19,221
Payment of acquisition-related contingent consideration	(3,633)	-
Tax benefit from share-based compensation arrangements	10,225	10,044
Net cash used by financing activities	(141,212)	(36,394)
Net effect of changes in exchange rates on cash	4,342	(5,067)
Net increase (decrease) in cash and cash equivalents	21,078	(181,386)
Cash and cash equivalents at beginning of period	128,994	322,536
Cash and cash equivalents at end of period	$150,072	$141,150

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2015 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 and our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”).

For the nine months ended September 30, 2016, changes in stockholders’ equity included (i) changes in other comprehensive income reflected in the condensed consolidated statements of comprehensive income; (ii) changes in common stock and additional paid-in capital reflected in the condensed consolidated statements of cash flows (including share-based compensation expense, proceeds from exercise of stock options and employee stock purchase plans, tax benefit from share-based compensation arrangements and repurchases of common stock); (iii) changes in noncontrolling interest; and (iv) changes in net income.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. Reclassifications had no material impact on previously reported results of operations, financial position or cash flows.

Note 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2016 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2015 Annual Report, except as noted below.

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

Deferred Financing Costs

Effective January 1, 2016, the Company adopted FASB amendments that require debt issuance costs related to a recognized debt liability be presented within the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This reclassification of the presentation of deferred financing costs did not have a material impact on other long-term assets or long-term debt amounts reported in our September 30, 2016 condensed consolidated balance sheet and additionally would not have a material impact on such amounts reported in a prior period. As such, these amendments have been reflected prospectively in 2016; prior period amounts have not been revised for the effects of this amendment.

The FASB confirmed in August 2015 that the aforementioned amendments did not address the presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. For line-of-credit arrangements, borrowers have the option of presenting debt issuance costs as an asset which is subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any related outstanding borrowings. As such, we continue to present deferred financing costs associated with our unsecured revolving credit facility within other long-term assets in the accompanying condensed consolidated balance sheets. Following recognition within the condensed consolidated balance sheets, all deferred financing costs are amortized to interest expense over the term of the related debt agreement. These amendments did not have a material impact on our financial statements.

Internal-Use Software

Effective January 1, 2016, the Company prospectively adopted FASB amendments which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change the current treatment for accounting for software licenses or service contracts. We evaluate implementation costs related to cloud computing arrangements that do not include a software license and defer the costs that enhance or modify the functionality of the cloud computing software within other current and long-term assets and amortize those costs over the expected benefit period.  These implementation costs would have previously been capitalized as software within property and equipment.  These amendments did not have a material impact on our financial statements.

Additional Pronouncements

During the three and nine months ended September 30, 2016, the adoption of other effective FASB amendments addressing measurement-period adjustments for business combinations and to the fair value hierarchy of investments measured at net asset value did not have a material impact on our financial statements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued an amendment which will replace most of the existing revenue recognition guidance within U.S. GAAP. The core principle of this guidance is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Additionally, the amendment requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments reached in the application of the guidance and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB voted to defer the effective date of the amendment to apply to public business entities for annual and interim periods beginning after December 15, 2017. The amendment allows for two methods of adoption: a full retrospective method or a modified retrospective approach with the cumulative effect recognized at the date of initial application. We are in the process of determining the method of adoption and the impact of this amendment on our consolidated financial statements.

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

In February 2016, the FASB issued amendments to increase transparency and comparability among organizations’ leasing arrangements. The principal difference from previous guidance is that effective upon adoption, the lease assets and lease liabilities arising from operating leases will be recognized in the statement of financial position. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In transition, we are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including the option to utilize a number of practical expedients. The Company is in the process of evaluating our lessee and lessor arrangements to determine the impact of this amendment on the consolidated financial statements.

In March 2016, the FASB issued amendments which simplify several aspects of the accounting for share-based payment transactions, including income tax consequences, recognition of stock compensation award forfeitures, classification of awards as either equity or liabilities, the calculation of diluted shares outstanding and classification on the statement of cash flows. The most significant change resulting from these amendments is recording all the tax effects related to share-based payments at settlement through the income statement. Under existing guidance, tax benefits in excess of compensation costs (“windfalls”) are recorded in equity. Similarly, tax deficiencies below compensation costs (“shortfalls”) are recorded in equity to the extent of previous windfalls, while shortfalls in excess of this are recorded to the income statement. Furthermore, the new guidance is expected to increase the dilutive effect of share-based payment awards as a result of no longer assuming that tax benefits are used to purchase our common stock under the treasury method. The amendments also provide an alternative to estimating stock award forfeitures and instead recording at the time of forfeiture. For public business entities, this update is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. The Company plans to adopt the amendments on January 1, 2017. Based on activity in recent years, the Company estimates that tax benefits related to share-based payments will add approximately $0.08 to $0.12 in annual diluted earnings per share for 2017, primarily through a reduction in IDEXX’s effective tax rate, partially offset by an increase in diluted shares outstanding resulting from this accounting change.  These impacts may vary significantly by quarter based on the timing of actual settlement activity.

In June 2016, the FASB issued amendments that require financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increases or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. Credit losses on available-for-sale securities will be required when the amortized cost is below the fair market value. The amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal year beginning after December 15, 2018 is permitted. The Company will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first effective reporting period. These amendments are not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued amendments that provide guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists on the classification of certain cash receipts and payment. The effective date will be the first quarter of an entity’s fiscal year 2019, with early adoption permitted. The amendment should be adopted using a retrospective transition approach, but may be applied prospectively if retrospective application would be impractible. We are in the process of determining the impact of these amendments on our consolidated financial statements.

In October 2016, the FASB issued an amendment that requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. These amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning of the period adopted. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. We are in the process of determining the impact of these amendments on our consolidated financial statements.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three and nine months ended September 30, 2016, totaled $0.4 million and $26.1 million, respectively, as compared to $0.6 million and $24.4 million for the three and nine months ended September 30, 2015.  The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at September 30, 2016 was $44.2 million, which will be recognized over a weighted average period of approximately 1.8 years.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Nine Months Ended
	September 30,
	2016	2015

Expected stock price volatility	25%	23%
Expected term, in years	5.7	5.6
Risk-free interest rate	1.2%	1.5%

Weighted average fair value of options granted	$17.84	$19.72

Note 4.      marketable securities

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$142,656	$87	$(63)	$142,680
Certificates of deposit	32,149	-	-	32,149
Asset backed securities	29,147	79	-	29,226
Commercial paper	21,826	-	-	21,826
U.S. government bonds	14,112	11	(4)	14,119
Municipal bonds	1,400	2	-	1,402
Total marketable securities	$241,290	$179	$(67)	$241,402

As of December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$177,810	$24	$(221)	$177,613
U.S. government bonds	12,881	-	(10)	12,871
Agency bonds	12,068	-	(3)	12,065
Certificates of deposit	3,500	-	-	3,500
Commercial paper	3,491	-	-	3,491
International government bonds	1,462	-	(3)	1,459
Municipal bonds	1,400	-	(1)	1,399
Treasury bill	1,192	1	-	1,193
Total marketable securities	$213,804	$25	$(238)	$213,591

As of September 30, 2016, unrealized losses on marketable securities that have been in a continuous loss position for more than twelve months were not material. Our portfolio of marketable securities had an average AA- credit rating as of September 30, 2016. There were no marketable securities that we consider to be other-than-temporarily impaired as of September 30, 2016.

Remaining effective maturities of marketable securities were as follows (in thousands):

As of September 30, 2016	Amortized Cost	Fair Value

Due in one year or less	$206,388	$206,470
Due after one year through three years	34,902	34,932
	$241,290	$241,402

      Our investment strategy is to buy short-duration marketable securities with a high credit rating. Some of our marketable securities have call features that can effectively shorten the lifespan from the contractual maturity date. We use the effective maturity date to measure the duration of the marketable securities.

Note 5.      Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2016	2015

Raw materials	$30,273	$31,184
Work-in-process	16,153	18,698
Finished goods	122,042	138,951
Inventories	$168,468	$188,833

Note 6.       Goodwill and Intangible Assets, NET

The increase in goodwill during the nine months ended September 30, 2016, resulted from changes in foreign currency exchange rates. The decrease in intangible assets other than goodwill during the nine months ended September 30, 2016, resulted primarily from the continued amortization of our intangible assets and an impairment charge related to our OPTI® Medical line of business, partly offset by changes in foreign currency exchange rates.

During the first half of 2016, management reviewed the OPTI Medical product offerings. As a result of this review, we discontinued our product development activities in the human point-of-care medical diagnostics market during March 2016 and focused our commercial efforts in this market on supporting our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer. Management identified unfavorable trends in our OPTI Medical line of business resulting from this change in strategy. We revised our forecasts downward, causing us to assess the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the OPTI Medical asset group. Non-cash intangible asset impairments of $2.2 million were recorded within our condensed consolidated statement of operations within general and administration expenses during the first half of 2016. The intangibles associated with our OPTI Medical human point-of-care medical diagnostics market are fully written off.

NOTE 7.      Other current and long-term ASSETS

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015

Prepaid expenses	$23,362	$27,244
Taxes receivable	12,859	11,792
Customer acquisition costs, net	17,202	16,412
Other assets	10,034	6,621
Other current assets	$63,457	$62,069

Other long-term assets consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015

Investment in long-term product supply arrangements	$11,523	$12,165
Customer acquisition costs, net	46,667	43,570
Other assets	35,898	29,755
Other long-term assets	$94,088	$85,490

Note 8.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015

Accrued expenses	$60,098	$65,665
Accrued employee compensation and related expenses	74,220	77,027
Accrued taxes	21,542	18,963
Accrued customer programs	46,214	43,875
Accrued liabilities	$202,074	$205,530

Note 9.      Repurchases of common STOCK

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during both the three and nine months ended September 30, 2016 and 2015 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Shares repurchased[1]	142	1,213	1,119	4,345
Shares acquired through employee surrender[1]	2	2	56	66
Total shares repurchased[1]	144	1,215	1,175	4,411

Cost of shares repurchased	$15,260	$85,975	$88,235	$313,083
Cost of employee surrenders	218	138	3,950	5,199
Total cost of shares repurchased	$15,478	$86,113	$92,185	$318,282

Average cost per share	$107.46	$70.89	$78.43	$72.15

 _____________

(1)

Shares repurchased and acquired through employee surrender for payment of minimum required withholding taxes on and before June 15, 2015 and the associated average cost per share have been adjusted to reflect the June 15, 2015 two-for-one stock split. Actual shares repurchased were approximately  2,962,000 for the nine months ended September 30, 2015.

Note 10.      Income Taxes

 Our effective income tax rate was 30.8 percent for the three months ended September 30, 2016, and 30.7 percent for the nine months ended September 30, 2016. Our effective tax rate was 31.8 percent for the three months ended September 30, 2015, and 30.8 percent for the nine months ended September 30, 2015. The decrease in our effective tax rate for the three and nine months ended September 30, 2016, as compared to the same period in the prior year, was related to the availability of the U.S. R&D tax credit, which was not available during the nine months ending September 30, 2015, as the credit had not yet been extended. In December 2015, the R&D tax credit was permanently extended with retroactive application to January 1, 2015.  As a result, we fully recognized the related 2015 tax benefit entirely in the fourth quarter of 2015.  These favorable factors were offset by a shift in earnings mix in 2016, with relatively higher earnings subject to domestic tax rates as opposed to lower international tax rates, including the impact of foreign currency exchange rates.

Note 11.    ACCUMULATED OTHER Comprehensive Income

The changes in accumulated other comprehensive income (“AOCI”), net of tax, for the nine months ended September 30, 2016 consisted of the following (in thousands):

For the Nine Months Ended September 30, 2016	Unrealized (Loss) Gain on Investments, Net of Tax	Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2015	$(225)	$2,217	$1,894	$(46,151)	$(42,265)
Other comprehensive income (loss) before reclassifications	334	(1,570)	(1,649)	10,873	7,988
Gains reclassified from accumulated other comprehensive income	-	(804)	-	-	(804)
Balance as of September 30, 2016	$109	$(157)	$245	$(35,278)	$(35,081)

The following is a summary of reclassifications out of AOCI for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Details about AOCI Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from AOCI For the Three Months Ended September 30,
		2016	2015
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$648	$5,003
Interest rate swaps	Interest expense	-	(260)
	Total gains before tax	648	4,743
	Tax expense	197	1,374
	Gains, net of tax	$451	$3,369

Details about AOCI Components	Affected Line Item in the Statement Where Net Income is Presented	Amounts Reclassified from AOCI For the Nine Months Ended September 30,
		2016	2015
Gains on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$1,538	$14,547
Interest rate swaps	Interest expense	(421)	(787)
	Total gains before tax	1,117	13,760
	Tax expense	313	4,079
	Gains, net of tax	$804	$9,681

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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Shares outstanding for basic earnings per share	89,894	91,944	89,881	93,194

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	89,894	91,944	89,881	93,194
Dilutive effect of share-based payment awards	1,244	953	1,079	1,068
	91,138	92,897	90,960	94,262

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three and nine months ended September  30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Weighted average number of shares underlying anti-dilutive options	$ -	752	520	720

Weighted average number of shares underlying anti-dilutive restricted stock units	-	-	-	2

Note 13.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September  30, 2016 are consistent with those discussed in Note 14 to the consolidated financial statements in our 2015 Annual Report.

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

Effective January 1, 2016, we modified our management reporting to the CODM to provide a more comprehensive view of the performance of our operating segments by including the capitalization of variances between standard and actual manufacturing costs, which adjusts the timing of cost recognition from when the variance is created to the period in which the related inventory is sold. Prior to January 1, 2016, the capitalization and subsequent recognition of these variances were not allocated to our operating segments and were instead reported under the caption “Unallocated Amounts.”

The segment gross profit and income (loss) from operations within this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, has been retrospectively revised to reflect the changes to our segment performance metrics described above.

The following is a summary of segment performance for the three and nine months ended September  30, 2016 and 2015 (in thousands):

	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2016
Revenue	$385,288	$27,862	$29,799	$5,359	$-	$448,308

Income (loss) from operations	$77,493	$12,442	$3,026	$1,008	$(5,510)	$88,459
Interest expense, net						(6,935)
Income before provision for income taxes						81,524
Provision for income taxes						25,072
Net income						56,452
Less: Net loss attributable to noncontrolling interest						(3)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$56,455

2015
Revenue	$344,081	$25,957	$30,448	$5,901	$-	$406,387

Income (loss) from operations	$61,483	$12,642	$6,061	$569	$(8,860)	$71,895
Interest expense, net						(7,066)
Income before provision for income taxes						64,829
Provision for income taxes						20,600
Net income						44,229
Less: Net income attributable to noncontrolling interest						6
Net income attributable to IDEXX Laboratories, Inc. stockholders						$44,223

	For the Nine Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2016
Revenue	$1,143,150	$79,243	$93,511	$16,523	$-	$1,332,427

Income (loss) from operations	$229,858	$34,864	$12,665	$(749)	$(10,224)	$266,414
Interest expense, net						(21,695)
Income before provision for income taxes						244,719
Provision for income taxes						75,036
Net income						169,683
Less: Net income attributable to noncontrolling interest						7
Net income attributable to IDEXX Laboratories, Inc. stockholders						$169,676

2015
Revenue	$1,020,232	$72,706	$93,777	$15,492	$-	$1,202,207

Income (loss) from operations	$183,086	$33,954	$19,596	$(686)	$(2,949)	$233,001
Interest expense, net						(19,645)
Income before provision for income taxes						213,356
Provision for income taxes						65,611
Net income						147,745
Less: Net income attributable to noncontrolling interest						16
Net income attributable to IDEXX Laboratories, Inc. stockholders						$147,729

The following is a summary of revenue by product and service category for the three and nine months ended September  30, 2016 and 2015  (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
CAG segment revenue:
CAG Diagnostics recurring revenue:	$324,233	$290,502	$968,041	$869,413
IDEXX VetLab® consumables	113,963	98,957	336,483	298,093
IDEXX VetLab service and accessories	14,878	13,675	43,461	41,223
Rapid assay products	48,720	47,534	147,583	143,353
Reference laboratory diagnostic and consulting services	146,672	130,336	440,514	386,744
CAG Diagnostics capital - instruments	31,625	25,989	87,119	70,166
Veterinary software, services and diagnostic imaging systems (1)	29,430	27,590	87,990	80,653
CAG segment revenue	385,288	344,081	1,143,150	1,020,232

Water segment revenue	27,862	25,957	79,243	72,706
LPD segment revenue	29,799	30,448	93,511	93,777
Other segment revenue	5,359	5,901	16,523	15,492
Total revenue	$448,308	$406,387	$1,332,427	$1,202,207

(1) During the second quarter of 2016, we renamed our customer information management and diagnostic imaging systems product and service category in the CAG segment to veterinary software, services and diagnostic imaging systems. Financial results were not adjusted as a result of this name change.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2016.

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

At December 31, 2015, we measured the fair value of our interest rate swaps classified as derivative instruments using an income approach, utilizing a discounted cash flow analysis based on the terms of the contract and the interest rate curve adjusted for counterparty risk. As of September 30, 2016, we have no outstanding interest rate swap agreements.

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our accompanying condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $639.0 million and $599.7 million, respectively, as of September 30, 2016, and $593.7 million and $597.1 million, respectively, as of December 31, 2015.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at September 30, 2016 and at December 31, 2015 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of September 30, 2016	(Level 1)	(Level 2)	(Level 3)	September 30, 2016

Assets
Money market funds(1)	$7,532	$-	$-	$7,532
Commercial paper(1)	-	1,000	-	1,000

Marketable Securities
Corporate bonds	-	142,680	-	142,680
Certificates of deposit	-	32,149	-	32,149
Asset backed securities	-	29,226	-	29,226
Commercial paper	-	21,826	-	21,826
U.S. government bonds	-	14,119	-	14,119
Municipal bonds	-	1,402	-	1,402
Total marketable securities	-	241,402	-	241,402

Equity mutual funds(2)	2,206	-	-	2,206
Foreign currency exchange contracts(3)	-	3,698	-	3,698
Liabilities
Foreign currency exchange contracts(3)	-	3,346	-	3,346
Deferred compensation(4)	2,206	-	-	2,206

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015

Assets
Money market funds(1)	$15,490	$-	$-	$15,490
Agency bonds(1)	-	1,999	-	1,999
Commercial paper(1)	-	1,800	-	1,800

Marketable Securities
Corporate bonds	-	177,613	-	177,613
U.S. government bonds	-	12,871	-	12,871
Agency bonds	-	12,065	-	12,065
Certificates of deposit	-	3,500	-	3,500
Commercial paper	-	3,491	-	3,491
International government bonds	-	1,459	-	1,459
Municipal bonds	-	1,399	-	1,399
Treasury bills	-	1,193	-	1,193
Total marketable securities	-	213,591	-	213,591

Equity mutual funds(2)	2,264	-	-	2,264
Foreign currency exchange contracts(3)	-	4,876	-	4,876
Liabilities
Foreign currency exchange contracts(3)	-	1,365	-	1,365
Deferred compensation(4)	2,264	-	-	2,264
Interest rate swaps(5)	-	384	-	384

_____________

(1)

Money market funds, agency bonds and commercial paper with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of September 30, 2016 and December 31, 2015 consisted of demand deposits.  Commercial paper and agency bonds with an original maturity of over ninety days are included within marketable securities.

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

We are exposed to certain risks related to our ongoing business operations. The primary risks that we manage by using hedging instruments are foreign currency exchange risk and interest rate risk. Our subsidiaries enter into foreign currency exchange contracts to manage the exchange risk associated with their forecasted intercompany inventory purchases and sales for the next year. From time to time, we may also enter into other foreign currency exchange contracts or foreign-denominated debt issuances to minimize the impact of foreign currency fluctuations associated with specific balance sheet exposures,  including net investments in certain foreign subsidiaries. We may also enter into interest rate swaps to minimize the impact of interest rate fluctuations associated with borrowings under our variable-rate Credit Facility.

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the effect of hedging instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015.

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

We did not de-designate any instruments from hedge accounting treatment during the three and nine months ended September 30, 2016 or 2015. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2016 and 2015 were not material.  At September 30, 2016, the estimated amount of net losses, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $0.1 million if exchange and interest rates do not fluctuate from the levels at September 30, 2016.

We hedge approximately 85 percent of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Swiss franc. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $196.0 million and $176.1 million at September 30, 2016 and December 31, 2015, respectively.

We had entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. From March 30, 2012 to June 30, 2016, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility was effectively fixed at 1.36 percent plus the range of applicable interest rate fixed credit spreads (“Credit Spread”). From March 28, 2013 to June 30, 2016, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility was effectively fixed at 1.64 percent plus the Credit Spread. As of September 30, 2016, we have no outstanding interest rate swap agreements.

Net Investment Hedge

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million (approximately $100 million) in euro-denominated 1.785 percent Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a $0.7 million loss and a $1.6 million loss, net of income tax, within AOCI as a result of this net investment hedge for the three and nine months ended September 30, 2016, respectively. The related cumulative unrealized gain recorded at September 30, 2016 will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 11 to the consolidated financial statements included in our 2015 Annual Report for further information regarding the issuance of these euro-denominated notes.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Hedging Assets
		September 30,	December 31,
		2016	2015

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$3,230	$4,876
Foreign currency exchange contracts	Other long-term assets, net	468	-
Total derivative instruments presented as cash flow hedges on the balance sheet		3,698	4,876
Gross amounts subject to master netting arrangements not offset on the balance sheet		2,684	1,268
Net amount		$1,014	$3,608

		Hedging Liabilities
		September 30,	December 31,
		2016	2015

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$2,848	$1,365
Foreign currency exchange contracts	Other long-term liabilities	498	-
Interest rate swaps	Accrued liabilities	-	384
Total derivative instruments presented as cash flow hedges on the balance sheet		3,346	1,749
Foreign currency borrowings designated as net investment hedge on the balance sheet	Long-term debt	99,706	97,085
Total hedging instruments presented on the balance sheet		103,052	98,834
Gross amounts subject to master netting arrangements not offset on the balance sheet		2,684	1,268
Net amount		$100,368	$97,566

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	Gain (Loss) Recognized in AOCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Derivative instruments	2016	2015	2016	2015

Cash flow hedging derivatives:
Foreign currency exchange contracts, net of tax	$(580)	$(988)	$(2,616)	$(3,158)
Interest rate swaps, net of tax	-	114	242	270
Total cash flow hedges	$(580)	$(874)	$(2,374)	$(2,888)

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

Any forward-looking statements represent our estimates only as of the day this Quarterly Report on Form 10-Q was filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates or expectations change.

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

Effective January 1, 2016, we modified our management reporting to the Chief Operating Decision Maker to provide a more comprehensive view of the performance of our operating segments by including the capitalization and subsequent recognition of variances between standard and actual manufacturing costs, which adjusts the timing of cost recognition from when the variance is created to the period in which the related inventory is sold. Prior to January 1, 2016, the capitalization and subsequent recognition of these variances were not allocated to our operating segments and were instead reported under the caption “Unallocated Amounts”.

The segment gross profit and income (loss) from operations within this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 has been retrospectively revised to reflect the changes to our segment performance metrics described above. The following is a summary of restated segment gross profit from operations for the three and nine months ended September 30, 2015:

	For the Three		Net Impact of Standard Cost	For the Three
	Months Ended		Variance Capitalization and	Months Ended	Adjusted
Gross Profit	September 30, 2015	Percent of	Subsequent Recognition	September 30, 2015	Percent of
(dollars in thousands)	As Previously Reported	Revenue	to the Operating Segments	As Adjusted	Revenue

CAG	$183,981	53.5%	$(58)	$183,923	53.5%
Water	18,266	70.4%	234	18,500	71.3%
LPD	18,286	60.1%	499	18,785	61.7%
Other	3,229	54.7%	(66)	3,163	53.6%
Unallocated Amounts	512	N/A	(609)	(97)	N/A
Total Company	$224,274	55.2%	$-	$224,274	55.2%

	For the Nine		Net Impact of Standard Cost	For the Nine
	Months Ended		Variance Capitalization and	Months Ended	Adjusted
Gross Profit	September 30, 2015	Percent of	Subsequent Recognition	September 30, 2015	Percent of
(dollars in thousands)	As Previously Reported	Revenue	to the Operating Segments	As Adjusted	Revenue

CAG	$552,372	54.1%	$1,241	$553,613	54.3%
Water	51,528	70.9%	133	51,661	71.1%
LPD	56,775	60.5%	2,188	58,963	62.9%
Other	8,191	52.9%	(890)	7,301	47.1%
Unallocated Amounts	3,709	N/A	(2,672)	1,037	N/A
Total Company	$672,575	55.9%	$-	$672,575	55.9%

The following is a summary of restated segment operating income (loss) from operations for the three and nine months ended September 30, 2015:

	For the Three		Net Impact of Standard Cost	For the Three
	Months Ended		Variance Capitalization and	Months Ended	Adjusted
Operating Income (Loss)	September 30, 2015	Percent of	Subsequent Recognition	September 30, 2015	Percent of
(dollars in thousands)	As Previously Reported	Revenue	to the Operating Segments	As Adjusted	Revenue

CAG	$61,541	17.9%	$(58)	$61,483	17.9%
Water	12,408	47.8%	234	12,642	48.7%
LPD	5,562	18.3%	499	6,061	19.9%
Other	635	10.8%	(66)	569	9.6%
Unallocated Amounts	(8,251)	N/A	(609)	(8,860)	N/A
Total Company	$71,895	17.7%	$-	$71,895	17.7%

	For the Nine		Net Impact of Standard Cost	For the Nine
	Months Ended		Variance Capitalization and	Months Ended	Adjusted
Operating Income (Loss)	September 30, 2015	Percent of	Subsequent Recognition	September 30, 2015	Percent of
(dollars in thousands)	As Previously Reported	Revenue	to the Operating Segments	As Adjusted	Revenue

CAG	$181,845	17.8%	$1,241	$183,086	17.9%
Water	33,821	46.5%	133	33,954	46.7%
LPD	17,408	18.6%	2,188	19,596	20.9%
Other	204	1.3%	(890)	(686)	(4.4%)
Unallocated Amounts	(277)	N/A	(2,672)	(2,949)	N/A
Total Company	$233,001	19.4%	$-	$233,001	19.4%

Effects of Certain Factors and Trends on Results of Operations

Distributor Purchasing and Inventories. We employ an all-direct sales strategy in the U.S.; however, we continue to sell our products through third party distributors in certain markets. When selling our products through distributors, changes in distributors’ inventory levels can impact our reported sales, and these changes may be affected by many factors, which may not be directly related to underlying demand for our products by veterinary practices, which are the end-users. We do not believe the impact of changes in these distributors’ inventories had or would have had a material impact on our growth rates in the relevant periods.

Currency Impact. For both the three and nine months ended September 30, 2016,  approximately 26 percent of our consolidated revenue was derived from products manufactured or purchased in the U.S. and sold internationally in local currencies, as compared to 25 percent for both the three and nine months ended September 30, 2015.  Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured or purchased in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues. See “Part II, Item 7A. Quantitative and Qualitative Disclosure About Market Risks” included in our 2015 Annual Report for additional information regarding currency impact. Our future income tax expense could also be affected by changes in the mix of earnings, including as a result of changes in the rate of exchange for the U.S. dollar relative to currencies in countries with differing statutory tax rates.  See “Part I, Item 1A. Risk Factors” included in our 2015 Annual Report for additional information regarding tax impacts.

Our foreign currency exchange impacts are comprised of three components: 1) revenues and expenses denominated in a foreign currency; 2) the impact of hedge contracts; and 3) intercompany and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. As of September 30, 2016, based on projected revenues and expenses, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we estimate a 10 percent strengthening of the U.S. dollar would reduce operating income for the remainder of 2016 by approximately $3 million. The impact of the intercompany and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on our operating income.

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

During the three and nine months ended September 30, 2016, as compared to the same period of the prior year, changes in foreign currency exchange rates decreased total company revenue by approximately $0.9 million and $11.3 million respectively, due primarily to the strengthening of the U.S. dollar against the British pound and Canadian dollar. Foreign currency hedging gains increased the total company operating income by $0.6 million and diluted earnings per share by less than $0.01 for the three months ended September 30, 2016, and increased total company operating income by $1.5 million and diluted earnings per share $0.01 during the nine months ended September 30, 2016. During the same periods of the prior year, foreign currency hedging gains increased total company operating income by $5.0 million and $14.5 million and diluted earnings per share by $0.04 and $0.11, respectively. Net of these lower relative foreign currency hedging gains, changes in foreign currency exchange rates reduced total company operating income by $4.5 million and diluted earnings per share by $0.04 during the three months ended September 30, 2016, and reduced total company operating income by $17.8 million and diluted earnings per share by $0.15 during the nine months ended September 30, 2016.

At our current currency exchange rate assumptions as compared to actual 2015 exchange rates, we estimate that the strengthening of the U.S. dollar relative to major foreign currencies in which we transact will decrease total company revenue by $14.6 million for the full year ending December 31, 2016. Foreign currency hedging gains are expected to increase total company operating income by $3.5 million and diluted earnings per share by $0.03 in the year ending December 31, 2016, as compared to a total company operating income increase of $20.9 million and a $0.16 increase in diluted earnings per share in the year ended December 31, 2015. Net of these lower relative foreign currency hedging gains, changes in foreign currency exchange rates are expected to reduce total company operating income by $24.4 million and diluted earnings per share by $0.20. The above estimate incorporates actual exchange rates for the nine months ended September 30, 2016, and assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.08, the British pound at $1.20, the Canadian dollar at $0.75, the Australian dollar at $0.76 and the Japanese yen at ¥106 to the U.S. dollar for the remainder of 2016.

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

Effects of Patent Expiration. Although we have several patents and licenses of patents and technologies from third parties that expired during 2015 and are expected to expire during 2016 and 2017, the expiration of these patents or licenses, individually or in the aggregate, is not expected to have a material effect on our financial position or future operations due to a range of factors including our brand strength and reputation in the marketplace; the breadth, quality and integration of our product offerings; our existing customer relationships and our customer support; our sales force; the applicable regulatory approval status for certain products; our continued investments in innovative product improvements that often result in new technologies and/or additional patents; and our significant know-how, scale and investments related to manufacturing processes of associated product offerings. See “Part I. Item 1. Business -  Patents and Licenses” of our 2015 Annual Report for more information.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2016 are consistent with those discussed in our 2015 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Results of Operations

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and nine months ended September 30, 2016, as compared to the same periods for the prior year, net of the effect of changes in foreign currency exchange rates, acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of these transactions can vary dramatically from period to period, require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2016	September 30, 2015	Change	Change	Currency	Acquisitions	Growth

CAG	$385,288	$344,081	$41,207	12.0%	(0.1%)	0.1%	12.0%
Water	27,862	25,957	1,905	7.3%	(1.5%)	-	8.8%
LPD	29,799	30,448	(649)	(2.1%)	0.4%	-	(2.5%)
Other	5,359	5,901	(542)	(9.2%)	-	-	(9.2%)
Total	$448,308	$406,387	$41,921	10.3%	(0.2%)	0.1%	10.4%

U.S. and International Revenue. The following table provides further analysis of total company revenue by domestic and international markets:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2016	September 30, 2015	Change	Change	Currency	Acquisitions	Growth

United States	$277,240	$252,076	$25,164	10.0%	-	0.1%	9.9%
International	171,068	154,311	16,757	10.9%	(0.4%)	-	11.3%
Total	$448,308	$406,387	$41,921	10.3%	(0.2%)	0.1%	10.4%

The increase in both U.S. and international organic revenues was driven by CAG Diagnostics recurring revenue primarily resulting from higher sales volumes.  The increase in organic international revenues was driven primarily by growth in Europe and the Asia-Pacific markets and, to a lesser extent, Canada and Latin America.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2016	September 30, 2015	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$324,233	$290,502	$33,731	11.6%	(0.1%)	0.1%	11.6%
IDEXX VetLab® consumables	113,963	98,957	15,006	15.2%	(0.2%)	-	15.4%
IDEXX VetLab service and
accessories	14,878	13,675	1,203	8.8%	0.3%	-	8.5%
Rapid assay products	48,720	47,534	1,186	2.5%	0.3%	-	2.2%
Reference laboratory
diagnostic and
consulting services	146,672	130,336	16,336	12.5%	(0.3%)	0.3%	12.5%
CAG Diagnostics
capital - instruments	31,625	25,989	5,636	21.7%	-	-	21.7%
Veterinary software, services
and diagnostic imaging
systems	29,430	27,590	1,840	6.7%	-	-	6.7%
Net CAG revenue	$385,288	$344,081	$41,207	12.0%	(0.1%)	0.1%	12.0%

The increase in CAG Diagnostics recurring revenue was due primarily to higher sales from our IDEXX VetLab consumables and reference laboratory diagnostic services from increased volumes and, to a lesser extent, higher realized prices.

IDEXX VetLab consumables revenue growth was primarily due to higher sales volumes in the U.S., Europe and the Asia-Pacific region for our Catalyst consumables and, to a lesser extent, ProCyte Dx  ® consumables, resulting from growth in testing by existing customers and an expanded menu of available tests. These favorable impacts were partly offset by lower consumables volumes from our VetTest  ® chemistry instrument due to customer upgrades from our previous generation VetTest to our Catalyst analyzers. IDEXX VetLab consumables revenue also benefited from higher average unit sales prices.

IDEXX VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

The increase in rapid assay revenue resulted from growth in our SNAP 4Dx® and single analyte SNAP® products.  SNAP 4Dx revenue benefited from higher unit sales price, while volume growth moderated reflecting the timing of our marketing programs. Additionally, volume growth in our single analyte SNAP products was partially offset by price declines in our first generation products.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from existing customers, supported by our differentiated diagnostic technologies, such as IDEXX SDMA™. Additionally, the increase in revenue was the result of higher average unit sales prices due to price increases.

CAG Diagnostics capital instrument placements, including our Sedivue™ Dx urinalysis instrument, which we began shipping in April 2016, drives our highly profitable recurring diagnostics revenue. Our Catalyst One  ® analyzer continues to yield strong worldwide chemistry placements, while our Procyte Dx analyzer had strong hematology placements in Europe. The increase in CAG Diagnostics capital instruments revenue resulted from our newly launched SediVue Dx analyzer, which contributed 31 percent to reported and organic instrument revenue growth. This growth was partly offset by lower instrument placements compared to the elevated prior year levels driven by the international launch of Catalyst One, a shift in placements from our Catalyst Dx® analyzer to our lower priced Catalyst One analyzer and the prior year benefit of recognizing previously deferred revenues associated with pre-orders of our Catalyst One analyzer in the U.S. in 2014.

The increase in veterinary software, services and diagnostic imaging systems revenue was primarily due to increasing veterinary subscription service revenue and higher support revenue resulting from an increase in our installed base. These favorable factors were partially offset by fewer licensed-based Cornerstone  ® placements as we evolve to a subscription-based model for new practice management customer acquisitions.

Water. The increase in Water revenue was attributable to all regions in which we operate, most notably from strong performance in North America, Europe and the Asia-Pacific region. Higher revenues resulted primarily from increased sales volumes of our Colilert  ® test products and related accessories used in coliform and E. coli testing.

Livestock, Poultry and Dairy. The decrease in LPD revenue resulted from a decrease in herd health screening in the Asia-Pacific region as well as a decrease in bovine testing, most notably due to the success of certain disease eradication programs in Western Europe, partially offset by growth in China and Brazil.

Other.  The decrease in Other revenue was primarily due to lower sales volumes of our OPTI Medical blood gas analyzers and related consumables, partially offset by increased royalty revenue associated with the commercialization of certain intellectual property related to our former pharmaceutical product line.

Gross Profit

Total Company. The following table presents gross profit (loss) and gross profit percentages by operating segment:

	For the Three		For the Three
Gross Profit (Loss)	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2016	Revenue	September 30, 2015	Revenue	Change	Change

CAG	$208,205	54.0%	$183,923	53.5%	$24,282	13.2%
Water	19,211	69.0%	18,500	71.3%	711	3.8%
LPD	16,828	56.5%	18,785	61.7%	(1,957)	(10.4%)
Other	2,785	52.0%	3,163	53.6%	(378)	(12.0%)
Unallocated amounts	(299)	N/A	(97)	N/A	(202)	208.2%
Total Company	$246,730	55.0%	$224,274	55.2%	$22,456	10.0%

Gross profit increased due to higher sales and price increases, partly offset by the unfavorable impacts of currency from lower relative hedging gains, as compared to the same period in the prior year. Excluding currency impacts of approximately 90 basis points, gross margins increased moderately, supported by gains in our CAG business.

Companion Animal Group. Gross profit for CAG increased primarily due to higher sales volume and a 50 basis point increase in the gross profit percentage for the three months ended September 30, 2016, as compared to the same period in the prior year. The gross profit percentage was supported by price increases on our CAG Diagnostics recurring revenue portfolio and profitability improvements across our worldwide network of laboratories and from higher relative revenue from expanded service offerings. These favorable impacts were partially offset by a reduction of approximately 90 basis points from currency movements, primarily from lower relative hedging gains, during the three months ended September 30, 2016, as compared to the same period of the prior year.

Water. Gross profit for Water increased due to higher sales, offset by a 230 basis point reduction in the gross profit percentage. The gross profit percentage was unfavorably impacted by approximately 200 basis points of currency impact during the three months ended September 30, 2016, as compared to the same period of the prior year, resulting from lower hedging gains and changes in foreign currency exchange rates.

Livestock, Poultry and Dairy. Gross profit for LPD decreased primarily from a 520 basis point reduction in the gross profit percentage during the three-month period, as compared to the same period in the prior year. This reduction was primarily from changes in foreign currency exchange rates, relatively higher manufacturing costs and unfavorable business mix impacts primarily related to lower levels of herd health screening. The overall change in exchange rates resulted in a decrease in the gross profit percentage of approximately 300 basis points, due to lower relative hedging gains during the three months ended September 30, 2016, as compared to the same period of the prior year.

Other. Gross profit for Other decreased due to lower sales and higher overall OPTI Medical product costs, partly offset by higher OPTI Medical prices and a favorable product mix from higher relative sales of  OPTI Medical consumables.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to higher personnel-related costs.  We estimate certain personnel-related costs and allocate the budgeted expenses to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The increase in personnel-related costs was due primarily to higher than budgeted employee incentives and higher self-insured healthcare costs reported within Unallocated Amounts during the three months ended September 30, 2016, as compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2016	Revenue	September 30, 2015	Revenue	Change	Change

CAG	$130,712	33.9%	$122,440	35.6%	$8,272	6.8%
Water	6,769	24.3%	5,858	22.6%	911	15.6%
LPD	13,802	46.3%	12,724	41.8%	1,078	8.5%
Other	1,777	33.2%	2,594	44.0%	(817)	(31.5%)
Unallocated amounts	5,211	N/A	8,763	N/A	(3,552)	(40.5%)
Total Company	$158,271	35.3%	$152,379	37.5%	$5,892	3.9%

	For the Three		For the Three
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2016	Revenue	September 30, 2015	Revenue	Change	Change

CAG	$77,493	20.1%	$61,483	17.9%	$16,010	26.0%
Water	12,442	44.7%	12,642	48.7%	(200)	(1.6%)
LPD	3,026	10.2%	6,061	19.9%	(3,035)	(50.1%)
Other	1,008	18.8%	569	9.6%	439	77.2%
Unallocated amounts	(5,510)	N/A	(8,860)	N/A	3,350	(37.8%)
Total Company	$88,459	19.7%	$71,895	17.7%	$16,564	23.0%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2016	Revenue	September 30, 2015	Revenue	Change	Change

Sales and marketing	$69,049	17.9%	$64,421	18.7%	$4,628	7.2%
General and administrative	43,025	11.2%	39,941	11.6%	3,084	7.7%
Research and development	18,638	4.8%	18,078	5.3%	560	3.1%
Total operating expenses	$130,712	33.9%	$122,440	35.6%	$8,272	6.8%

The increase in sales and marketing expense was due primarily to increased headcount and related benefits. The increase in general and administrative expense resulted primarily from information technology investments, including ongoing depreciation and maintenance associated with prior year projects, and higher personnel-related costs.  Research and development expense for the three months ended September 30, 2016 was generally consistent with the same period of the prior year.

 Water. The following table presents Water operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2016	Revenue	September 30, 2015	Revenue	Change	Change

Sales and marketing	$3,453	12.4%	$2,935	11.3%	$518	17.6%
General and administrative	2,778	10.0%	2,225	8.6%	553	24.9%
Research and development	538	1.9%	698	2.7%	(160)	(22.9%)
Total operating expenses	$6,769	24.3%	$5,858	22.6%	$911	15.6%

The increase in sales and marketing expense was due primarily to higher personnel-related costs and increased advertising and marketing materials. The increase in general and administrative expense was due primarily to higher personnel-related costs. Research and development expense for the three months ended September 30, 2016, decreased $0.2 million, as compared to the same period in the prior year, as a result of lower product development costs during the third quarter of 2016.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Three		For the Three
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2016	Revenue	September 30, 2015	Revenue	Change	Change

Sales and marketing	$5,674	19.0%	$5,283	17.4%	$391	7.4%
General and administrative	5,121	17.2%	4,524	14.9%	597	13.2%
Research and development	3,007	10.1%	2,917	9.6%	90	3.1%
Total operating expenses	$13,802	46.3%	$12,724	41.8%	$1,078	8.5%

The increase in sales and marketing expense, as well as the increase in general and administrative expense, resulted from higher personnel-related costs, including investments in emerging markets. Research and development expense for the three months ended September 30, 2016 was generally consistent with the same period of the prior year.

Other. Operating expenses for Other, which totaled $1.8 million for the three months ended September 30, 2016, decreased $0.8 million, as compared to the same period of the prior year, due primarily to lower amortization expense on intangible assets related to an impairment within our OPTI Medical business during the six months ended June 30, 2016.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments decreased $3.6 million to $5.2 million for the three months ended September 30, 2016, as compared to the same period in the prior year. This decrease was primarily due to a $8.2 million impairment charge recorded in the third quarter of 2015, related to internally-developed software not yet placed into service as a result of a strategic shift to refocus our development efforts within our veterinary software and service business. Partially offsetting this reduction were higher personnel-related costs as compared to budget, reflecting increased employee incentives and higher self-insured healthcare costs. This compares to prior period cost control initiatives that resulted in lower than budgeted costs. We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” Additionally, foreign exchange losses on monetary assets increased, due to a strengthening of the U.S. dollar during the third quarter of 2016.

Interest Income and Interest Expense

Interest income was $0.9 million for the three months ended September 30, 2016, as compared to $0.7 million for the same period in the prior year. The increase in interest income was due primarily to a larger relative portfolio of marketable securities during the three months ended September 30, 2016, as compared to the same period of the prior year.

Interest expense was relatively unchanged at $7.8 million for the three months ended September 30, 2016, as compared to the same period of the prior year. The mix between our average relative borrowings and interest rates on our unsecured revolving credit facility (“Credit Facility”) and long-term debt, as compared to the same period in the prior year, resulted in no change in interest expense.

Provision for Income Taxes

Our effective income tax rate was 30.8 percent for the three months ended September 30, 2016, as compared to 31.8 percent for the same period in the prior year.  The decrease in our effective rate for the three months ended September 30, 2016, as compared to the same period of the prior year, was primarily related to the U.S. R&D tax credit.  There was no available R&D tax credit during the period ending September 30, 2015 because the credit had not yet been extended.  In December 2015, the R&D tax credit was permanently extended with retroactive application to January 1, 2015.  As a result, we fully recognized the related 2015 tax benefit entirely in the fourth quarter of 2015.  This favorable factor was offset by a shift in earnings mix in 2016, with relatively higher earnings subject to domestic tax rates as opposed to lower international tax rates, including the impact of foreign currency exchange rates. Our effective tax rate may fluctuate in future periods due to the impacts of foreign exchange rates and jurisdictional mix changes. Furthermore, beginning on January 1, 2017, our effective tax rate will be impacted by the adoption of new accounting guidance related to the accounting for share-based payments, which we expect will reduce our effective tax rate as a result of recording the related tax benefits through the income statement. These impacts may vary significantly based on the timing of actual share-based payment settlement and the corresponding price per share at the time of settlement.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenue

Total Company. The following table presents revenue by operating segment:

	For the Nine	For the Nine			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2016	September 30, 2015	Change	Change	Currency	Acquisitions	Growth

CAG	$1,143,150	$1,020,232	$122,918	12.0%	(0.6%)	0.4%	12.2%
Water	79,243	72,706	6,537	9.0%	(1.8%)	-	10.8%
LPD	93,511	93,777	(266)	(0.3%)	(2.0%)	-	1.7%
Other	16,523	15,492	1,031	6.7%	-	-	6.7%
Total	$1,332,427	$1,202,207	$130,220	10.8%	(0.8%)	0.3%	11.3%

U.S. and International Revenue. The following table provides further analysis of total company revenue by domestic and international markets:

	For the Nine	For the Nine			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2016	September 30, 2015	Change	Change	Currency	Acquisitions	Growth

United States	$821,937	$741,726	$80,211	10.8%	-	0.2%	10.6%
International	510,490	460,481	50,009	10.9%	(2.1%)	0.6%	12.4%
Total	$1,332,427	$1,202,207	$130,220	10.8%	(0.8%)	0.3%	11.3%

The increase in both U.S. and international organic revenues was driven by CAG Diagnostics recurring revenue primarily resulting from higher sales volumes. The increase in organic international revenues was driven primarily by growth in Europe and the Asia-Pacific regions and, to a lesser extent, Canada and Latin America.

Companion Animal Group. The following table presents revenue by product and service category for CAG:

	For the Nine	For the Nine			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	September 30, 2016	September 30, 2015	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$968,041	$869,413	$98,628	11.3%	(0.6%)	0.4%	11.5%
IDEXX VetLab consumables	336,483	298,093	38,390	12.9%	(0.7%)	-	13.6%
IDEXX VetLab service and
accessories	43,461	41,223	2,238	5.4%	(0.2%)	-	5.6%
Rapid assay products	147,583	143,353	4,230	3.0%	-	-	3.0%
Reference laboratory
diagnostic and
consulting services	440,514	386,744	53,770	13.9%	(0.8%)	1.0%	13.7%
CAG Diagnostics
capital - instruments	87,119	70,166	16,953	24.2%	(0.6%)	-	24.8%
Veterinary software, services
and diagnostic imaging
systems	87,990	80,653	7,337	9.1%	(0.3%)	-	9.4%
Net CAG revenue	$1,143,150	$1,020,232	$122,918	12.0%	(0.6%)	0.4%	12.2%

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

The increase in rapid assay revenue resulted from higher average unit price and sales volumes of SNAP 4Dx and higher sales volumes of single analyte SNAP products. These favorable factors were partly offset by the unfavorable impact of lower average unit sales prices in the U.S. for certain earlier generation rapid assay products.

The increase in reference laboratory diagnostic and consulting services revenue was due primarily to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from existing customers and the net acquisition of new customers, supported by our differentiated diagnostic technologies, such as IDEXX SDMA. Also, revenue increased, to a lesser extent, from higher average unit sales prices due to price increases. Testing volumes benefited slightly from favorable weather trends experienced during the first quarter of 2016, as compared to the same period of the prior year, and an extra business day in the first quarter of 2016 due to a leap year.

The increase in CAG Diagnostics capital instruments revenue resulted from our newly launched SediVue Dx analyzer, which contributed 21 percent to reported and organic instrument revenue growth, and higher ProCyte Dx revenues, partly offset by lower Catalyst revenues resulting from a shift in placements from our Catalyst Dx analyzer to our lower priced Catalyst One analyzer and the prior year benefit of recognizing previously deferred revenues associated with pre-orders of our Catalyst One analyzer in the U.S. in 2014.

The increase in veterinary software, services and diagnostic imaging systems revenue was due primarily to increasing diagnostic imaging systems revenue, higher veterinary subscription service revenue, higher support revenue resulting from an increase in our active installed base of diagnostic imaging and practice management systems and higher revenues resulting from an increase in our Pet Health Network Pro® subscriber base. Revenues from diagnostic imaging systems were higher due to the timing of revenue recognized from fewer deferred revenue placements under up-front customer loyalty programs, as compared to the same period in the prior year, and the recognition of previously deferred revenues. These favorable factors were partially offset by fewer licensed-based Cornerstone placements as we evolve to a subscription-based model for new practice management customer acquisitions, as well as lower average unit sale prices on diagnostic imaging system placements.

Water. The increase in Water revenue was attributable to all regions in which we operate, most notably from strong performance in North America, Europe and the Asia-Pacific region. Higher revenues resulted primarily from increased sales volumes and price increases of our Colilert test products and related accessories used in coliform and E. coli testing, placements of our Quanti-Tray Sealer PLUS instrument, which we launched in June 2015,  several large project orders during the first half of 2016 and to a lesser extent, from higher sales volumes of our products designed to detect cryptosporidium,  related to an outbreak in the United Kingdom in the first half of 2016. Testing volumes also benefited slightly from favorable weather trends experienced during the first quarter of 2016, as compared to the same period of the prior year.

Livestock, Poultry and Dairy. The increase in LPD organic revenue resulted from strong performance in emerging markets, most notably resulting from higher sales volumes of swine, poultry and bovine pregnancy testing products in various regions and increased sales volumes of our dairy testing products in Brazil. We also benefited from increased herd health screening products and services in Brazil and the Asia-Pacific region. This increase was partially offset by a decrease in sales volumes of bovine testing products within Western Europe in large part due to the success of certain disease eradication programs in the region.

Other. The increase in Other revenue was due primarily to royalty revenue associated with the commercialization of certain intellectual property related to our former pharmaceutical product line, partially offset by lower sales volumes of our OPTI Medical blood gas analyzers and related consumables.

Gross Profit

Total Company. The following table presents gross profit (loss) and gross profit percentages by operating segment:

	For the Nine		For the Nine
Gross Profit	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2016	Revenue	September 30, 2015	Revenue	Change	Change

CAG	$618,968	54.1%	$553,613	54.3%	$65,355	11.8%
Water	54,697	69.0%	51,661	71.1%	3,036	5.9%
LPD	53,983	57.7%	58,963	62.9%	(4,980)	(8.4%)
Other	7,999	48.4%	7,301	47.1%	698	9.6%
Unallocated amounts	(837)	N/A	1,037	N/A	(1,874)	(180.7%)
Total Company	$734,810	55.1%	$672,575	55.9%	$62,235	9.3%

Gross profit increased due to higher sales and price increases, partly offset by an 80 basis point reduction in the gross profit percentage during the nine months ended September 30, 2016, as compared to the same period of the prior year. Excluding currency impacts of approximately 110 basis points, gross margins increased moderately, supported by favorability in our CAG business.

 Companion Animal Group. Gross profit for CAG increased due to higher sales and price increases, partially offset by a 20 basis point reduction in the gross profit percentage during the nine months ended September 30, 2016, as compared to the same period in the prior year. The unfavorable impact of currency during the nine months ended September 30, 2016, as compared to the same period of the prior year, impacted gross profit percentage by approximately 90 basis points, resulting primarily from lower hedging gains. Excluding currency impacts, gross margins increased moderately, supported by price increases for our reference laboratory diagnostic services and IDEXX VetLab consumables and profitability improvements from higher relative revenue of our expanded subscription service offerings, and within our worldwide network of reference laboratories.  These favorable factors were partially offset by an increase in IDEXX VetLab product costs and unfavorable product mix from higher relative instrument revenues and lower relative rapid assay revenues.

Water. Gross profit for Water increased due to higher sales, offset by a 210 basis point reduction in the gross profit percentage. The gross profit percentage was unfavorably impacted by approximately 220 basis points of currency impact during the nine months ended September 30, 2016, as compared to the same period of the prior year, resulting from lower hedging gains and changes in foreign currency exchange rates. Excluding currency impacts, the gross profit percentage increased slightly due to price increases on our Colilert testing products and related accessories.

Livestock, Poultry and Dairy. Gross profit for LPD decreased due to a reduction in the gross profit percentage of 520 basis points for the nine months ended September 30, 2016, as compared to the same period in the prior year. The decrease in the gross profit percentage resulted primarily from approximately 390 basis points of unfavorable impact from changes in foreign currency exchange rates, primarily due to lower relative hedging gains during the nine months ended September 30, 2016, as compared to the same period of the prior year, as well as higher overall product costs. These unfavorable factors were partly offset by the expiration of royalties on certain of our swine testing products and a favorable product mix resulting from higher relative herd health screening revenues.

Other. Gross profit for Other increased due to higher sales and an increase in the gross profit percentage of 130 basis points for the nine months ended September 30, 2016, as compared to the same period in the prior year. The increase in the gross profit percentage resulted primarily from higher relative royalty revenue associated with the commercialization of certain intellectual property related to our former pharmaceutical product line, partly offset by an increase in overall OPTI Medical product costs.

Unallocated Amounts. Gross profit for Unallocated Amounts decreased due primarily to higher personnel-related costs. We estimate certain personnel-related costs and allocate the budgeted expenses to the operating segments. This allocation differs from the actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” The increase in personnel-related costs was due primarily to higher self-insured healthcare costs and higher than budgeted employee incentives reported within Unallocated Amounts during the nine months ended September 30, 2016, as compared to the same period of the prior year.

Operating Expenses and Operating Income

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Nine		For the Nine
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2016	Revenue	September 30, 2015	Revenue	Change	Change

CAG	$389,110	34.0%	$370,527	36.3%	$18,583	5.0%
Water	19,833	25.0%	17,707	24.4%	2,126	12.0%
LPD	41,318	44.2%	39,367	42.0%	1,951	5.0%
Other	8,748	52.9%	7,987	51.6%	761	9.5%
Unallocated amounts	9,387	N/A	3,986	N/A	5,401	135.5%
Total Company	$468,396	35.2%	$439,574	36.6%	$28,822	6.6%

Total Company. The following tables present operating expenses and operating income by operating segment:

	For the Nine		For the Nine
Operating Income	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2016	Revenue	September 30, 2015	Revenue	Change	Change

CAG	$229,858	20.1%	$183,086	17.9%	$46,772	25.5%
Water	34,864	44.0%	33,954	46.7%	910	2.7%
LPD	12,665	13.5%	19,596	20.9%	(6,931)	(35.4%)
Other	(749)	(4.5%)	(686)	(4.4%)	(63)	9.2%
Unallocated amounts	(10,224)	N/A	(2,949)	N/A	(7,275)	246.7%
Total Company	$266,414	20.0%	$233,001	19.4%	$33,413	14.3%

Companion Animal Group. The following table presents CAG operating expenses by functional area:

	For the Nine		For the Nine
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2016	Revenue	September 30, 2015	Revenue	Change	Change

Sales and marketing	$206,482	18.1%	$196,636	19.3%	$9,846	5.0%
General and administrative	128,104	11.2%	119,642	11.7%	8,462	7.1%
Research and development	54,524	4.8%	54,249	5.3%	275	0.5%
Total operating expenses	$389,110	34.0%	$370,527	36.3%	$18,583	5.0%

The increase in sales and marketing expense was due primarily to increased personnel-related costs, including investments in our global sales infrastructure and performance incentives, partly offset by the favorable impact of changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from information technology investments, including ongoing depreciation and maintenance associated with prior year projects, and higher personnel-related costs. Research and development expense for the nine months ended September 30, 2016 was generally consistent with the same period of the prior year.

Water. The following table presents Water operating expenses by functional area:

	For the Nine		For the Nine
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2016	Revenue	September 30, 2015	Revenue	Change	Change

Sales and marketing	$9,943	12.5%	$8,920	12.3%	$1,023	11.5%
General and administrative	7,883	9.9%	6,610	9.1%	1,273	19.3%
Research and development	2,007	2.5%	2,177	3.0%	(170)	(7.8%)
Total operating expenses	$19,833	25.0%	$17,707	24.4%	$2,126	12.0%

The increase in sales and marketing expense was due primarily to higher personnel-related costs and increased advertising and marketing materials. The increase in general and administrative expense was due primarily to higher personnel-related costs. The decrease in research and development expense was a result of lower product development costs during the nine months ended September 30, 2016.

Livestock, Poultry and Dairy. The following table presents LPD operating expenses by functional area:

	For the Nine		For the Nine
Operating Expenses	Months Ended	Percent of	Months Ended	Percent of	Dollar	Percentage
(dollars in thousands)	September 30, 2016	Revenue	September 30, 2015	Revenue	Change	Change

Sales and marketing	$17,084	18.3%	$16,665	17.8%	$419	2.5%
General and administrative	15,107	16.2%	13,926	14.9%	1,181	8.5%
Research and development	9,127	9.8%	8,776	9.4%	351	4.0%
Total operating expenses	$41,318	44.2%	$39,367	42.0%	$1,951	5.0%

Sales and marketing expense for the nine months ended September 30, 2016, increased due to higher commercial infrastructure investments within emerging markets and was partially offset by the favorable impact of changes in foreign currency exchange rates. The increase in general and administrative expense resulted primarily from higher personnel-related costs. The increase in research and development expense resulted primarily from higher external product development and material costs.

Other. Operating expenses for Other, which totaled $8.7 million for the nine months ended September 30, 2016, increased $0.8 million, as compared to the same period of the prior year, due primarily to intangible impairments within our OPTI Medical business, partly offset by lower amortization expense on the aforementioned intangible assets and a reduction in personnel-related costs.

During the first half of 2016, management reviewed the OPTI Medical product offerings. As a result of this review, we discontinued our product development activities in the human point-of-care medical diagnostics market during March 2016 and focused our commercial efforts in this market on supporting our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer. Management identified unfavorable trends in our OPTI Medical line of business resulting from this change in strategy. We revised our forecasts downward, causing us to assess the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the OPTI Medical asset group. Non-cash intangible asset impairments of $2.2 million were recorded within our condensed consolidated statement of operations for the nine months ended September 30, 2016.

Unallocated Amounts. Operating expenses that are not allocated to our operating segments increased $5.4 million to $9.4 million for the nine months ended September 30, 2016, due primarily to higher personnel-related costs as compared to budget, reflecting increased employee incentives and higher self-insured healthcare costs. This compares to prior period cost control initiatives that resulted in lower than budgeted costs. We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.” To a lesser extent, certain foreign exchange losses on monetary assets increased due to a strengthening of the U.S. dollar relative to certain foreign currencies and certain state tax incentives, which decreased during the nine months ended September 30, 2015. Partially offsetting these increases was an $8.2 million impairment charge recorded in the third quarter of 2015, related to internally-developed software not yet placed into service as a result of a strategic shift to refocus our development efforts within our veterinary software and services business.

Interest Income and Interest Expense

Interest income was $2.6 million for the nine months ended September 30, 2016, as compared to $1.7 million for the same period in the prior year. The increase in interest income was due primarily to a larger relative portfolio of marketable securities during the nine months ended September 30, 2016, as compared to the same period of the prior year.

Interest expense was $24.3 million for the nine months ended September 30, 2016, as compared to $21.3 million for the same period of the prior year. The increase in interest expense resulted from higher relative interest incurred in 2016 as result of approximately $250 million in senior notes that we issued and sold through private placements during the first half of 2015, for which fixed interest rates range from 1.785 percent to 3.72 percent. Additionally, the increase in interest expense was due to higher relative interest rates on our Credit Facility. See Note 11 to the consolidated financial statements in our 2015 Annual Report for additional information regarding our senior notes and Credit Facility.

Provision for Income Taxes

Our effective income tax rate was 30.7 percent for the nine months ended September 30, 2016, as compared to 30.8 percent for the same period in the prior year.  In the rate for the nine months ended September 30, 2016, we recognized a tax benefit associated with the U.S. R&D tax credit.  There was no available R&D tax credit during the period ending September 30, 2015, because the credit had not yet been extended.  In December 2015, the R&D tax credit was permanently extended with retroactive application to January 1, 2015.  As a result, we fully recognized the related 2015 tax benefit entirely in the fourth quarter of 2015.  This favorable factor was offset by a shift in earnings mix in 2016, with relatively higher earnings subject to domestic tax rates as opposed to lower international tax rates, including the impact of foreign currency exchange rates.

Recent Accounting Pronouncements

We are evaluating the impact that several recent accounting amendments related to share-based payment transactions, leases, and revenue recognition will have on our consolidated financial statements. Other recently issued accounting pronouncements did not have and are not expected to have a significant effect on our financial condition and results of operations. See Note 2 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item1 of this Form 10-Q.

Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings and amounts available under our $850 million Credit Facility. At September 30, 2016 and December 31, 2015, we had $391.5 million and $342.6 million, respectively, of cash, cash equivalents and marketable securities. Working capital, including our Credit Facility, totaled $67.9 million and negative $35.1 million, respectively, at September 30, 2016 and December 31, 2015. Additionally, at September 30, 2016, we had remaining borrowing availability of $361 million under our $850 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, our portfolio of short-duration marketable securities, funds generated from operations and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will also be sufficient for the foreseeable future to fund our business as currently conducted.

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

Of our total cash, cash equivalents and marketable securities at September 30, 2016, approximately $389.5 million was held by our foreign subsidiaries and was subject to material repatriation tax effects. We held marketable securities with original maturities of three years or less that had an average AA- credit rating as of September 30, 2016. Of the $241.4 million in marketable securities held as of September 30, 2016, approximately 59 percent of the fair value of our marketable securities consisted of corporate bonds, 13 percent consisted of  certificates of deposit, 12 percent consisted of asset backed securities, with the remainder consisting of commercial paper, U.S. government bonds and municipal bonds. Of the $150.1 million of cash and cash equivalents held as of September 30, 2016, 94 percent was held as bank deposits, with the remainder invested in money market funds invested in highly liquid investment-grade and U.S. government and agency fixed-income securities, commercial paper and agency bonds with original maturities of less than ninety days. As of September 30, 2016, approximately 68 percent of cash, cash equivalents and marketable securities held by our foreign subsidiaries was held in U.S. dollars.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015

Days sales outstanding (1)	42.4	41.5	43.7	43.3	43.8
Inventory turns (2)	1.8	1.7	1.6	1.5	1.5

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(dollars in thousands)	2016	2015	Dollar Change

Net cash provided by operating activities	$234,456	$142,468	$91,988
Net cash used by investing activities	(76,508)	(282,393)	205,885
Net cash used by financing activities	(141,212)	(36,394)	(104,818)
Net effect of changes in exchange rates on cash	4,342	(5,067)	9,409
Net increase (decrease) in cash and cash equivalents	$21,078	$(181,386)	$202,464

Operating Activities. Cash provided by operating activities was $234.5 million for the nine months ended September 30, 2016, as compared to $142.5 million for the same period of the prior year. The total of net income and net non-cash charges, excluding the impact of reclassifying the tax benefit from share-based compensation arrangements to a financing activity, was $253.9 million for the nine months ended September 30, 2016, as compared to $219.8 million for the same period in 2015, resulting in incremental operating cash flows of $34.1 million driven primarily by higher net income, higher provision for deferred income taxes and increased depreciation and amortization expense during the nine months ended September 30, 2016. These increases were partially offset by an impairment charge of software-in-development in the third quarter of 2015. The total of changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements decreased cash by $19.4 million and $77.3 million for the nine months ended September 30, 2016 and 2015, respectively, resulting in an incremental increase in cash of $57.9 million.

The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Nine Months Ended September 30,
(dollars in thousands)	2016	2015	Dollar Change

Accounts receivable	$(16,647)	$(51,024)	$34,377
Inventories	(2,503)	(27,238)	24,735
Accounts payable	(2,496)	(2,841)	345
Deferred revenue	3,798	(2,688)	6,486
Other assets and liabilities	8,648	16,538	(7,890)
Tax benefit from share-based compensation arrangements	(10,225)	(10,044)	(181)
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(19,425)	$(77,297)	$57,872

The decrease in cash used by accounts receivable during the nine months ended September 30, 2016 resulted from the absence of one-time impacts related to our change in U.S. commercial strategy beginning in the fourth quarter of 2014. Our transition to an all-direct strategy in the U.S., including the establishment of accounts receivable directly with our U.S. end-users that previously purchased from our U.S. distribution partners, resulted in a significant use of cash during the first half of 2015. Cash provided by inventory during the nine months ended September 30, 2016, as compared to cash used during the same period in the prior year, was the result of operational initiatives to optimize inventory levels following a period of inventory growth to support new products and increasing demand. Cash used by other assets and liabilities during the nine months ended September 30, 2016, was the result of higher taxable income as compared to the same period in the prior year. Income tax payments were lower during the first nine months of 2015  resulting from one-time impacts of implementing our U.S. all-direct strategy and the benefit from the Tax Increase Prevention Act enactment late in the fourth quarter of 2014, resulting in cash provided by other assets and liabilities during the nine months ended September 30, 2015.

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

Investing Activities. Cash used by investing activities was $76.5 million for the nine months ended September 30, 2016, as compared to $282.4 million for the same period of the prior year. The decrease in cash used by investing activities was primarily due to lower relative net purchases of marketable securities during the nine months ended September 30, 2016, as compared to the same period of the prior year.

Our total capital expenditure plan for 2016 is estimated to be approximately $80 million, which includes capital investments in manufacturing and reference laboratory equipment, investments in internal use software and information technology infrastructure and the renovation and expansion of our facilities and reference laboratories.

Financing Activities. Cash used by financing activities was $141.2 million for the nine months ended September 30, 2016, as compared to cash used by financing activities of $36.4 million for the same period in 2015. Cash used for financing activities during the nine months ended September 30, 2016, was due to the absence of a long-term debt issuance in the first half of 2016, as compared to the aggregate issuance of approximately $250 million of senior notes during the same period of the prior year, partly offset by a decrease in cash used to repurchase our common stock with higher net repayments under the Credit Facility during the nine months ended September 30, 2016, as compared to the same period of the prior year.

Cash used to repurchase shares of our common stock decreased $217.5 million during the nine months ended September 30, 2016, as compared to the same period of the prior year. Share repurchases have moderated relative to the same period of the prior year as we have achieved a debt leverage ratio consistent with our long-term target range. From the inception of our share repurchase program in August 1999 to September  30, 2016, we have repurchased 59.3 million shares. During the nine months ended September 30, 2016, we purchased 1.1 million shares for a cash outflow of $88.2 million, as compared to purchases of 4.3 million shares for a cash outflow of $313.1 million during the same period of the prior year. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash used of $78.5 million during the nine months ended September 30, 2016, as compared to the same period of the prior year. At September 30, 2016, we had $488.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

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

The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization and certain other non-cash charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At September 30, 2016, we were in compliance with the covenants of the Credit Facility and Senior Note Agreements. The following details our consolidated leverage ratio calculation as of September 30, 2016:

September 30,
Trailing 12 Months Adjusted EBITDA:	2016

Net income attributable to stockholders	$214,025
Interest expense	32,220
Provision for income taxes	90,431
Depreciation and amortization	75,706
Share-based compensation expense	20,145
Extraordinary and other non-recurring non-cash charges	2,228
Adjusted EBITDA	$434,755

September 30,
Debt to Adjusted EBITDA Ratio:	2016

Line of credit	$488,000
Long-term debt	599,137
Total debt	1,087,137
Acquisition-related contingent consideration payable	2,021
Capitalized leases	711
U.S. GAAP change - deferred financing costs	570
Gross debt	1,090,439
Gross debt to Adjusted EBITDA ratio	2.51

Cash and cash equivalents	(150,072)
Marketable securities	(241,402)
Net debt	$698,965
Net debt to Adjusted EBITDA ratio	1.61

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30, 2016, are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements in our 2015 Annual Report.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (c)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (d)

July 1 to July 31, 2016	31,100		$93.78	31,100	5,797,935
August 1 to August 31, 2016	30,700		$104.61	30,700	5,767,235
September 1 to September 30, 2016	82,239		$111.63	80,310	5,686,925
Total	144,039	(2)	$106.28	142,110	5,686,925

(1)

On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently the maximum level of shares that may be repurchased under the program was increased to 65 million shares on June 15, 2015. There is no specified expiration date for this repurchase program. There were no other repurchase programs outstanding during the three months ended September 30, 2016, and no repurchase programs expired during the period. Repurchases of 142,110 shares were made during the three months ended September 30, 2016 in transactions made pursuant to our repurchase program.

(2)

During the three months ended September 30, 2016, we received 1,929 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the repurchase program.

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

IDEXX LABORATORIES, INC.

By: /s/ Brian P. McKeon
Date: November 1, 2016	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.