Form 10-Q
period 2017-03-31
IDEXX LABORATORIES INC /DE
filed 2017-04-28
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer Non-accelerated filer (Do not check if a smaller reporting company)	☒ ☐	Accelerated filer Emerging growth company	☐ ☐
Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share,  was 88,123,451 on April 25, 2017.

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$160,408	$154,901
Marketable securities	239,933	236,949
Accounts receivable, net of reserves of $4,909 in 2017 and $4,523 in 2016	225,353	204,494
Inventories	172,183	158,034
Other current assets	80,711	91,206
Total current assets	878,588	845,584
Long-Term Assets:
Property and equipment, net	361,233	357,422
Goodwill	180,601	178,228
Intangible assets, net	45,686	46,155
Other long-term assets	105,983	103,315
Total long-term assets	693,503	685,120
TOTAL ASSETS	$1,572,091	$1,530,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$62,249	$60,057
Accrued liabilities	174,763	236,131
Line of credit	671,000	611,000
Current portion of deferred revenue	28,065	27,380
Total current liabilities	936,077	934,568
Long-Term Liabilities:
Deferred income tax liabilities	39,964	39,287
Long-term debt	594,868	593,110
Long-term deferred revenue, net of current portion	33,074	33,015
Other long-term liabilities	42,020	38,937
Total long-term liabilities	709,926	704,349
Total liabilities	1,646,003	1,638,917

Commitments and Contingencies (Note 13)

Stockholders’ Deficit:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 103,740 shares in 2017 and 103,341 shares in 2016	10,374	10,334
Additional paid-in capital	1,030,147	1,011,895
Deferred stock units: Outstanding: 225 units in 2017 and 231 units in 2016	5,552	5,514
Retained earnings	609,420	540,401
Accumulated other comprehensive loss	(38,379)	(43,053)
Treasury stock, at cost: 15,807 shares in 2017 and 15,367 shares in 2016	(1,691,204)	(1,633,443)
Total IDEXX Laboratories, Inc. stockholders’ deficit	(74,090)	(108,352)
Noncontrolling interest	178	139
Total stockholders’ deficit	(73,912)	(108,213)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,572,091	$1,530,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Revenue:
Product revenue	$271,965	$249,065
Service revenue	190,056	168,485
Total revenue	462,021	417,550
Cost of Revenue:
Cost of product revenue	103,027	97,631
Cost of service revenue	100,803	92,382
Total cost of revenue	203,830	190,013
Gross profit	258,191	227,537

Expenses:
Sales and marketing	87,244	79,829
General and administrative	52,914	49,295
Research and development	25,790	24,620
Income from operations	92,243	73,793
Interest expense	(8,589)	(8,304)
Interest income	1,083	820
Income before provision for income taxes	84,737	66,309
Provision for income taxes	15,679	20,284
Net income	69,058	46,025
Less: Net income attributable to noncontrolling interest	39	6
Net income attributable to IDEXX Laboratories, Inc. stockholders	$69,019	$46,019

Earnings per Share:
Basic	$0.78	$0.51
Diluted	$0.77	$0.51
Weighted Average Shares Outstanding:
Basic	88,117	89,924
Diluted	89,994	90,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Net income	$69,058	$46,025
Other comprehensive income, net of tax:
Foreign currency translation adjustments	8,014	6,016
Unrealized (loss) gain on net investment hedge	(1,093)	2,224
Unrealized (loss) gain on investments, net of tax (benefit) expense of ($26) in 2017 and $70 in 2016	(39)	205
Unrealized gain (loss) on derivative instruments:
Unrealized loss, net of tax benefit of $912 in 2017 and $1,443 in 2016	(1,534)	(3,266)
Less: reclassification adjustment for gains included in net income, net of tax expense of $401 in 2017 and $170 in 2016	(674)	(429)
Unrealized loss on derivative instruments	(2,208)	(3,695)
Other comprehensive gain, net of tax	4,674	4,750
Comprehensive income	73,732	50,775
Less: comprehensive income attributable to noncontrolling interest	39	6
Comprehensive income attributable to IDEXX Laboratories, Inc.	$73,693	$50,769

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended
	March 31,
	2017	2016

Cash Flows from Operating Activities:
Net income	$69,058	$46,025
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	20,307	18,546
Impairment charge	-	1,110
Benefit of deferred income taxes	1,941	2,520
Share-based compensation expense	5,655	4,922
Other	860	586
Tax benefit from share-based compensation arrangements (Note 2)	-	(2,063)
Changes in assets and liabilities:
Accounts receivable	(19,429)	(21,504)
Inventories	(5,369)	1,764
Other assets and liabilities	(38,531)	(23,752)
Accounts payable	(3,687)	(1,801)
Deferred revenue	469	637
Net cash provided by operating activities	31,274	26,990
Cash Flows from Investing Activities:
Purchases of property and equipment	(23,647)	(21,906)
Purchase of marketable securities	(90,492)	(72,079)
Proceeds from the sale and maturities of marketable securities	87,476	70,186
Acquisitions of a business, net of cash acquired	(2,349)	-
Net cash used by investing activities	(29,012)	(23,799)
Cash Flows from Financing Activities:
Borrowings on revolving credit facilities, net	60,000	49,000
Debt issue costs	-	(57)
Repurchases of common stock	(63,910)	(53,480)
Proceeds from exercises of stock options and employee stock purchase plans	12,526	5,760
Payment of acquisition-related contingent consideration	-	(2,084)
Shares withheld for statutory tax withholding on restricted stock (Note 2)	(7,303)	(3,764)
Tax benefit from share-based compensation arrangements (Note 2)	-	2,063
Net cash provided (used) by financing activities	1,313	(2,562)
Net effect of changes in exchange rates on cash	1,932	3,330
Net increase in cash and cash equivalents	5,507	3,959
Cash and cash equivalents at beginning of period	154,901	128,994
Cash and cash equivalents at end of period	$160,408	$132,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/ Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
ASU 2016-09	ASU 2016-09, “Compensation – Stock Compensation (Topic 781): Improvements to Employee Share-Based Payment Accounting”
CAG	Companion Animal Group, a reporting segment that provides to veterinarians diagnostic capabilities and information management solutions that enhance the health and well-being of pets
Credit Facility	Our $850 million five-year unsecured revolving credit facility under an amended and restated credit agreement that was executed in December 2015
EPS	Earnings per share, if not specifically stated, EPS refers to earnings per share on a diluted basis
EU	European Union
FASB	Financial Accounting Standards Board
LPD	Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk
OCI	Other comprehensive income or loss
OPTI Medical

OPTI Medical Systems, Inc., a wholly-owned subsidiary of IDEXX Laboratories Inc., supplies dry slide electrolyte consumables and instruments for the human point-of-care medical diagnostics market, also referred to as OPTI

Organic revenue growth

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

R&D	Research and Development
SEC	U.S. Securities and Exchange Commission
Senior Notes Agreement	Private placement senior notes having an aggregate principal amount of approximately $600 million, referred to as senior notes
U.S. GAAP	Accounting principles generally accepted in the United States of America
Water	Water, a reporting segment that provides water quality products around the world

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2016, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and our Annual Report on Form 10-K for the year ended December 31, 2016, (the “2016 Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”).

For the three months ended March 31, 2017, changes in stockholders’ equity included (i) changes in other comprehensive income reflected in the condensed consolidated statements of comprehensive income; (ii) changes in common stock and additional paid-in capital reflected in the condensed consolidated statements of cash flows (including share-based compensation expense, proceeds from exercise of stock options and employee stock purchase plans and repurchases of common stock); (iii) changes in noncontrolling interest; and (iv) changes in net income.

NOTE 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2017 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2016 Annual Report, except as noted below.

New Accounting Pronouncements Adopted

Effective January 1, 2017, we adopted the Financial Accounting Standards Board (“FASB”) standard update ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, recognition of stock compensation award forfeitures, classification of awards as either equity or liabilities, the calculation of diluted shares outstanding and classification on the statement of cash flows.

The following table summarizes the most significant impacts of the new accounting guidance for the three months ended March 31, 2017 and 2016, if applicable:

Description of Change:	Impact of Change for the Three Months Ended March 31, 2017 and 2016 if applicable:	Adoption Method:
Tax benefits related to share-based payments at settlement are recorded through the income statement instead of equity	Decrease in income tax expense by approximately $11.2 million for the three months ended March 31, 2017	Prospective (elected)

Calculation of diluted shares outstanding under the treasury method will no longer assume that tax benefits related to share-based payments are used to repurchase common stock	Increase in the weighted average diluted shares outstanding by approximately 450,000 shares for the three months ended March 31, 2017	Prospective (required)

An election can be made to reduce share-based compensation expense for forfeitures as they occur instead of estimating forfeitures that are expected to occur	No change to share-based compensation expense, as we have elected to continue to estimate forfeitures that are expected to occur	N/A

Tax benefits related to share-based payments at settlement are classified as operating cash flows instead of financing cash flows	Increase in cash flow from operating activities and decrease in cash flow from financing activities by approximately $11.2 million for the three months ended March 31, 2017	Prospective (elected)

Cash payments to tax authorities for shares withheld to meet employee tax withholding requirements on restricted stock units are classified as financing cash flow instead of operating cash flow

Increase in cash flow from operating activities and decrease in cash flow from financing activities for the three months ended March 31, 2017 and 2016 by approximately $7.3 million and $3.8 million, respectively

Retrospective (required)

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most of the existing revenue recognition guidance within U.S. GAAP. The FASB has also issued several updates to ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Additionally, disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments reached in the application of the guidance and assets recognized from the costs to obtain or fulfill a contract will be required. In July 2015, the FASB approved a one-year deferral of the effective date to all annual and interim periods beginning after December 15, 2017. The new guidance permits two methods of adoption: a full retrospective method to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application. We are continuing to evaluate the impact of this new standard. While ASU 2014-09 will not impact the overall economics of our products and services sold under customer incentive programs, we do expect the new standard will require us to delay revenue recognition related to certain of our customer incentive programs and to accelerate revenue recognition for certain other customer incentive programs. The volume and mix of future customer incentive programs will affect our assessment of the overall net impact of the new standard on our results and will also influence our choice of adoption method. We plan to determine our method of adoption and provide an estimate of any impacts by October 2017, in connection with our financial reporting for the quarter ending September 30, 2017.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations’ leasing arrangements. The principal difference from previous guidance is that effective upon adoption, the lease assets and lease liabilities arising from operating leases will be recognized in the balance sheet. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In transition, we are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, including the option to utilize a number of practical expedients. We are in process of evaluating our lessee and lessor arrangements to determine the impact of this amendment on the consolidated financial statements. This evaluation includes an extensive review of revenue through leasing arrangements as well as lease expenses, which are primarily through operating lease arrangements for most of our facilities.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The ASU clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” The ASU also adds guidance for partial sales of nonfinancial assets. The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The Company is currently evaluating the effects of ASU 2017-05 on its consolidated financial statements.

NOTE 3.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three months ended March 31, 2017, totaled $27.9 million as compared to $24.0 million for the three months ended March 31, 2016.  The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at March 31, 2017, was $58.0 million, which will be recognized over a weighted average period of approximately 2.3 years.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Three Months Ended
	March 31,
	2017	2016

Share price at grant	$141.60	$67.85
Expected stock price volatility	26%	25%
Expected term, in years	5.8	5.7
Risk-free interest rate	2.0%	1.2%
Weighted average fair value of options granted	$40.51	$17.54

Note 4.      marketable securities

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$120,898	$76	$(81)	$120,893
Certificates of deposit	43,198	-	-	43,198
Asset backed securities	37,610	6	(16)	37,600
Commercial paper	17,013	-	-	17,013
U.S. government bonds	16,644	1	(15)	16,630
Agency bonds	4,600	-	(1)	4,599
Total marketable securities	$239,963	$83	$(113)	$239,933

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$130,833	$40	$(102)	$130,771
Certificates of deposit	40,400	-	-	40,400
Asset backed securities	27,290	25	-	27,315
Commercial paper	20,228	-	-	20,228
U.S. government bonds	12,244	1	(14)	12,231
Agency bonds	4,600	4	-	4,604
Municipal bonds	1,400	-	-	1,400
Total marketable securities	$236,995	$70	$(116)	$236,949

As of March 31, 2017, unrealized losses on marketable securities that have been in a continuous loss position for more than twelve months were not material. Our portfolio of marketable securities had an average AA- credit rating as of March 31, 2017. There were no marketable securities that we consider to be other-than-temporarily impaired as of March 31, 2017.

Remaining effective maturities of marketable securities were as follows (in thousands):

As of March 31, 2017	Amortized Cost	Fair Value

Due in one year or less	$144,581	$144,547
Due after one year through three years	95,382	95,386
	$239,963	$239,933

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

Note 5.      Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. The components of inventories were as follows (in thousands):

	March 31,	December 31,
	2017	2016

Raw materials	$28,232	$27,561
Work-in-process	18,804	14,998
Finished goods	125,147	115,475
Inventories	$172,183	$158,034

Note 6.       Goodwill and Intangible Assets, NET

We believe that acquisitions of business and other assets enhances our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines. During the three months ended March 31, 2017, we acquired one reference laboratory in Austria for approximately $1.6 million, with a majority of the acquisition price valued as an intangible asset.

During 2016, management reviewed our OPTI Medical product offerings. As a result of this review, we discontinued our product development activities in human point-of-care medical diagnostics. As a result of this change in strategy, we assessed the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the asset group and recorded a non-cash intangible asset impairment of $2.2 million within our condensed consolidated statement of operations within general and administration expense during 2016, of which, $1.1 million of expense was recorded during the first quarter of 2016.

NOTE 7.      Other current and long-term ASSETS

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016

Prepaid expenses	$25,330	$25,746
Taxes receivable	20,217	27,672
Customer acquisition costs, net	19,364	18,085
Other assets	15,800	19,703
Other current assets	$80,711	$91,206

Other long-term assets consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016

Investment in long-term product supply arrangements	$10,170	$10,978
Customer acquisition costs, net	54,602	50,309
Other assets	35,344	36,321
Deferred income taxes	5,867	5,707
Other long-term assets	$105,983	$103,315

Note 8.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016

Accrued expenses	$55,545	$71,984
Accrued employee compensation and related expenses	49,249	91,113
Accrued taxes	21,272	23,973
Accrued customer programs	48,697	49,061
Accrued liabilities	$174,763	$236,131

Note 9.      Repurchases of common STOCK

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three months ended March 31, 2017 and 2016 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender for the three months ended March 31, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended
	March 31,
	2017	2016

Shares repurchased in the open market	390	708
Shares acquired through employee surrender for statutory tax withholding	52	52
Total shares repurchased	442	760

Cost of shares repurchased in the open market	$50,744	$49,715
Cost of shares for employee surrenders	7,303	3,529
Total cost of shares	$58,047	$53,244

Average cost per share - open market repurchase	$130.12	$70.21
Average cost per share - employee surrenders	$141.09	$67.96
Average cost per share - total	$131.41	$70.06

Note 10.      Income Taxes

 Our effective income tax rate was 18.5 percent for the three months ended March 31, 2017, as compared to 30.6 percent for the three months ended March 31, 2016. The decrease in our effective tax rate for the three months ended March 31, 2017, as compared to the same period of the prior year, was primarily related to the adoption of FASB issued amendments related to share-based compensation discussed further in “Note 2. Accounting Policies”. The change in accounting guidance reduced our effective income tax rate for the three months ended March 31, 2017, by approximately 13 percentage points.

Note 11.    ACCUMULATED OTHER Comprehensive Income

The changes in accumulated other comprehensive income (“AOCI”), net of tax, for the three months ended March 31, 2017 consisted of the following (in thousands):

For the Three Months Ended March 31, 2017	Unrealized Gain (Loss) on Investments, Net of Tax	Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2016	$20	$4,916	$4,036	$(52,025)	$(43,053)
Other comprehensive (loss) income before reclassifications	(39)	(1,534)	(1,093)	8,014	5,348
Gains reclassified from accumulated other comprehensive income	-	(674)	-	-	(674)
Balance as of March 31, 2017	$(19)	$2,708	$2,943	$(44,011)	$(38,379)

The following is a summary of reclassifications out of AOCI for the three months ended March 31, 2017 and 2016 (in thousands):

Details about AOCI Components	Affected Line Item in the Statement of Operations	Amounts Reclassified from AOCI For the Three Months Ended March 31,
		2017	2016
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$1,075	$809
Interest rate swaps	Interest expense	-	(210)
	Total gains before tax	1,075	599
	Tax expense	401	170
	Gains, net of tax	$674	$429

Note 12.    Earnings per Share

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options, the total unrecognized compensation expense for unvested share-based compensation awards and, prior to the adoption of new accounting guidance related to share-based compensation on January 1, 2017, the tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase our common stock at the average market price during the period. For further discussion regarding the impact of the new accounting guidance related to share-based compensation, see Note 2 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 4 to the consolidated financial statements in our 2016 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016

Shares outstanding for basic earnings per share	88,117	89,924

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	88,117	89,924
Dilutive effect of share-based payment awards	1,877	914
	89,994	90,838

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three months ended March  31, 2017 and 2016 (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016

Weighted average number of shares underlying anti-dilutive options	182	1,044

Weighted average number of shares underlying anti-dilutive restricted stock units	47	-

Note 13.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March  31, 2017 are consistent with those discussed in Note 14 to the consolidated financial statements in our 2016 Annual Report.

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

The following is a summary of segment performance for the three months ended March  31, 2017 and 2016 (in thousands):

	For the Three Months Ended March 31,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2017
Revenue	$403,227	$25,077	$29,317	$4,400	$-	$462,021

Income (loss) from operations	$79,855	$10,263	$3,802	$393	$(2,070)	$92,243
Interest expense, net						(7,506)
Income before provision for income taxes						84,737
Provision for income taxes						15,679
Net income						69,058
Less: Net income attributable to noncontrolling interest						39
Net income attributable to IDEXX Laboratories, Inc. stockholders						$69,019

2016
Revenue	$357,639	$23,552	$30,856	$5,503	$-	$417,550

Income (loss) from operations	$61,378	$9,679	$4,570	$(837)	$(997)	$73,793
Interest expense, net						(7,484)
Income before provision for income taxes						66,309
Provision for income taxes						20,284
Net income						46,025
Less: Net income attributable to noncontrolling interest						6
Net income attributable to IDEXX Laboratories, Inc. stockholders						$46,019

The following is a summary of revenue by product and service category for the three months ended March  31, 2017 and 2016  (in thousands):

	For the Three Months Ended
	March 31,
	2017	2016
CAG segment revenue:
CAG Diagnostics recurring revenue:	$346,680	$305,841
IDEXX VetLab consumables	123,553	107,969
Rapid assay products	47,895	43,086
Reference laboratory diagnostic and consulting services	159,069	140,708
CAG Diagnostics service and accessories	16,163	14,078
CAG Diagnostics capital - instruments	26,183	22,643
Veterinary software, services and diagnostic imaging systems	30,364	29,155
CAG segment revenue	403,227	357,639

Water segment revenue	25,077	23,552
LPD segment revenue	29,317	30,856
Other segment revenue	4,400	5,503
Total revenue	$462,021	$417,550

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2017.

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

We measure the fair value of our interest rate swaps classified as derivative instruments using an income approach, utilizing a discounted cash flow analysis based on the terms of the contract and the interest rate curve adjusted for counterparty risk. As of March 31, 2017, and December 31, 2016, we had no outstanding interest rate swap agreements.

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $611.0 million and $595.4 million, respectively, as of March 31, 2017, and $609.5 million and $593.7 million, respectively, as of December 31, 2016.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at March 31, 2017 and at December 31, 2016 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of March 31, 2017	(Level 1)	(Level 2)	(Level 3)	March 31, 2017

Assets
Money market funds(1)	$26,523	$-	$-	$26,523
Certificates of deposit(1)	-	2,001	-	2,001
Commercial paper(1)	-	2,998	-	2,998

Marketable Securities
Corporate bonds	-	120,893	-	120,893
Certificates of deposit	-	43,198	-	43,198
Asset backed securities	-	37,600	-	37,600
Commercial paper	-	17,013	-	17,013
U.S. government bonds	-	16,630	-	16,630
Agency bonds	-	4,599	-	4,599
Total marketable securities	-	239,933	-	239,933

Equity mutual funds(2)	2,196	-	-	2,196
Foreign currency exchange contracts(3)	-	5,445	-	5,445
Liabilities
Foreign currency exchange contracts(3)	-	1,344	-	1,344
Deferred compensation(4)	2,196	-	-	2,196

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016

Assets
Money market funds(1)	$34,208	$-	$-	$34,208
Certificates of deposit(1)	-	1,500	-	1,500
Commercial paper(1)	-	898	-	898

Marketable Securities
Corporate bonds	-	130,771	-	130,771
Certificates of deposit	-	40,400	-	40,400
Asset backed securities	-	27,315	-	27,315
Commercial paper	-	20,228	-	20,228
U.S. government bonds	-	12,231	-	12,231
Agency bonds	-	4,604	-	4,604
Municipal bonds	-	1,400	-	1,400
Total marketable securities	-	236,949	-	236,949

Equity mutual funds(2)	2,182	-	-	2,182
Foreign currency exchange contracts(3)	-	8,926	-	8,926
Liabilities
Foreign currency exchange contracts(3)	-	1,081	-	1,081
Deferred compensation(4)	2,182	-	-	2,182

_____________

(1)

Money market funds, certificates of deposit and commercial paper with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of March  31, 2017 and December 31, 2016 consisted of demand deposits.  Commercial paper and certificates of deposit with an original maturity of over ninety days are included within marketable securities.

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

The primary purpose of our foreign currency hedging activities is to protect against the volatility associated with foreign currency transactions, including transactions denominated in the euro, British pound, Japanese yen, Canadian dollar, Australian dollar and Swiss franc. We also utilize natural hedges to mitigate our transaction and commitment exposures. Our corporate policy prescribes the range of allowable hedging activity. We enter into foreign currency exchange contracts with well-capitalized multinational financial institutions, and we do not hold or engage in transactions involving hedging instruments for purposes other than risk management. Our accounting policies for these contracts are based on the designation of such instruments as hedging transactions.

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See Note 11 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further information regarding the effect of hedging instruments on the condensed consolidated statements of operations for the three months ended March  31, 2017 and 2016.

We enter into master netting arrangements with the counterparties to our derivative transactions which permit certain outstanding receivables and payables to be offset in the event of default. Our derivative contracts do not require either party to post cash collateral. We elect to present our derivative assets and liabilities in the condensed consolidated balance sheets on a gross basis. All cash flows related to our foreign currency exchange contracts and interest rate swaps are classified as operating cash flows, which is consistent with the cash flow treatment of the underlying items being hedged.

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

We did not de-designate any instruments from hedge accounting treatment during the three months ended March 31, 2017 or 2016. Gains or losses related to hedge ineffectiveness recognized in earnings during the three months ended March  31, 2017 and 2016 were not material.  At March  31,  2017, the estimated amount of net gains, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $2.5 million if exchange rates do not fluctuate from the levels at March  31, 2017.

We hedge approximately 85 percent of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Swiss franc. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $203.5 million and $175.9 million at March 31, 2017 and December 31, 2016, respectively.

We previously entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility was effectively fixed at 1.36 percent plus the range of applicable interest rate fixed credit spreads (“Credit Spread”) through June 30, 2016.  Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility was effectively fixed at 1.64 percent plus the Credit Spread through June 30, 2016.  From July 1, 2016, to March 31, 2017, we had no outstanding interest rate swap agreements.

Net Investment Hedge

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785 percent Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded a $1.1 million loss, net of income tax, within AOCI as a result of this net investment hedge for the three months ended March 31, 2017. The related cumulative unrealized gain recorded at March  31, 2017 will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 11 to the consolidated financial statements included in our 2016 Annual Report for further information regarding the issuance of these euro-denominated notes.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Hedging Assets
		March 31,	December 31,
		2017	2016

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$4,937	$8,926
Foreign currency exchange contracts	Other long-term assets	508	-
Total derivative instruments presented as cash flow hedges on the balance sheet		5,445	8,926
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,082	679
Net amount		$4,363	$8,247

		Hedging Liabilities
		March 31,	December 31,
		2017	2016

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$1,174	$1,081
Foreign currency exchange contracts	Other long-term liabilities	170	-
Total derivative instruments presented as cash flow hedges on the balance sheet		1,344	1,081
Foreign currency borrowings designated as net investment hedge on the balance sheet	Long-term debt	95,406	93,664
Total hedging instruments presented on the balance sheet		96,750	94,745
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,082	679
Net amount		$95,668	$94,066

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	Gain (Loss) Recognized in AOCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended
	March 31,
Derivative instruments	2017	2016

Cash flow hedging derivatives:
Foreign currency exchange contracts, net of tax	$(2,208)	$(3,806)
Interest rate swaps, net of tax	-	111
Total cash flow hedges	$(2,208)	$(3,695)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to future revenue growth rates, business trends, earnings and other measures of financial performance;  the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; future commercial efforts; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016, (the “2016 Annual Report”) and this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

You should read the following discussion and analysis in conjunction with our 2016 Annual Report that includes additional information about us, our results of operations, our financial position and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

       Business Overview

We develop, manufacture and distribute products and provide services primarily for the companion animal veterinary, livestock, poultry and dairy and water testing markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our primary products and services are:

•	Point-of-care veterinary diagnostic products, comprising instruments, consumables and rapid assay test kits;
•	Veterinary reference laboratory diagnostic and consulting services;
•	Veterinary management and diagnostic imaging systems and services;
•	Biomedical research, reference laboratory diagnostic services and instruments;
•	Diagnostic, health-monitoring products for livestock, poultry and antibiotic residue testing in dairy;
•	Products that test water for certain microbiological contaminants;
•	Point-of-care electrolytes and blood gas analyzers used in the human point-of-care medical diagnostics market.

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

Effects of Certain Factors and Trends on Results of Operations

Currency Impact. See “Part I. Item 3. Quantitative and Qualitative Disclosure about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the impact of foreign currency exchange rates.

Other Items. See “Part I. Item 1. Business -  Patents and Licenses” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report for additional information regarding distributor purchasing and inventories, economic conditions and patent expiration.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three months ended March 31, 2017, are consistent with those discussed in our 2016 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

Share-Based Compensation. We estimate that tax benefits related to share-based payments will add approximately $0.22 to $0.26 in diluted earnings per share for the full year 2017, primarily through a reduction in our effective income tax rate, partially offset by an increase in diluted shares outstanding resulting from this accounting change.  These impacts may vary significantly by quarter based on the timing of actual settlement activity.  We do not estimate that the level of share-based payment activity expected in 2017 will continue in future periods. We believe that the historical range of $0.12 to $0.16 per share of annual tax benefits reflects a reasonable estimate for 2018 and beyond, based on current settlement trends and stock price levels. For more information regarding the adoption of the new share-based guidance, ASU 2016-09, see Note 2 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Other Pronouncements. We are evaluating the impact that several recent accounting amendments related to revenue recognition and leases will have on our consolidated financial statements. Other recently issued accounting pronouncements did not have and are not expected to have a significant effect on our financial condition and results of operations.

Non-GAAP Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three months ended March 31, 2017, as compared to the same period for the prior year, net of the effect of changes in foreign currency exchange rates, acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of these transactions can vary dramatically from period to period, require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends.

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

Results of Operations

Total Company. The following table presents total Company revenue by operating segment:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	March 31, 2017	March 31, 2016	Change	Change	Currency	Acquisitions	Growth

CAG	$403,227	$357,639	$45,588	12.7%	(0.8%)	0.1%	13.4%
United States	270,488	241,810	28,678	11.9%	-	0.1%	11.8%
International	132,739	115,829	16,910	14.6%	(2.5%)	0.4%	16.7%

Water	25,077	23,552	1,525	6.5%	(0.8%)	-	7.3%
United States	13,019	12,323	696	5.6%	-	-	5.6%
International	12,058	11,229	829	7.4%	(1.8%)	-	9.2%

LPD	29,317	30,856	(1,539)	(5.0%)	(0.4%)	-	(4.6%)
United States	3,484	3,169	315	9.9%	-	-	9.9%
International	25,833	27,687	(1,854)	(6.7%)	(0.4%)	-	(6.3%)

Other	4,400	5,503	(1,103)	(20.0%)	(0.1%)	-	(19.9%)

Total Company	$462,021	$417,550	$44,471	10.7%	(0.7%)	0.2%	11.2%
United States	288,613	258,939	29,674	11.5%	-	0.1%	11.4%
International	173,408	158,611	14,797	9.3%	(2.0%)	0.3%	11.0%

The increase in both U.S. and international organic revenues, for the three months ended March 31, 2017, as compared to the same period in the prior year, was driven by strong volume gains in CAG Diagnostics recurring revenue, supported by our differentiated diagnostic technologies that are driving increased volumes from new and existing customers in our reference laboratory business, and strong growth in CAG Diagnostics capital instrument placements, including our Sedivue analyzer, which increased overall revenue by approximately 2 percent. International organic growth was strong in Europe and Asia Pacific, reflecting the aforementioned CAG Diagnostics recurring volume driven growth, and growth in our Water business primarily due to our Colilert  ® test products, offset by declines in LPD, primarily from lower herd health screening in the Asia-Pacific region.

The following table presents total Company results of operations:

	For the Three Months Ended March 31,				Increase (Decrease)
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$462,021		$417,550		$44,471	10.7%
Cost of revenue	203,830		190,013		13,817	7.3%
Gross profit	258,191	55.9%	227,537	54.5%	30,654	13.5%

Operating Expenses:
Sales and marketing	87,244	18.9%	79,829	19.1%	7,415	9.3%
General and administrative	52,914	11.5%	49,295	11.8%	3,619	7.3%
Research and development	25,790	5.6%	24,620	5.9%	1,170	4.8%
Total operating expenses	165,948	35.9%	153,744	36.8%	12,204	7.9%
Income from operations	$92,243	20.0%	$73,793	17.7%	$18,450	25.0%

Total Company gross profit increased during the three months ended March 31, 2017, as compared to the same period in the prior year, due to higher sale volumes and a 140-basis point increase in the gross profit percentage. The increase in gross profit percentage was due primarily to the net benefit of price increases and the favorable impact of volume leverage on IDEXX VetLab products cost. The gross profit percentage was unfavorably impacted by approximately 10-basis points of currency impact during the three months ended March 31, 2017, as compared to the same period of the prior year.

The increase in total Company sales and marketing expense during the three months ended March 31, 2017, as compared to the same period in the prior year, was due primarily to increased personnel-related costs as we continue to invest in  our global commercial infrastructure. The increase in general and administrative expense resulted primarily from information technology investments, including ongoing depreciation and maintenance associated with prior year projects, and higher personnel-related costs. Research and development expense increased primarily due to higher personnel-related and consultant costs.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

					Percentage	Percentage
Net Revenue	For the Three	For the Three			Change	Change	Organic
	Months Ended	Months Ended	Dollar	Percentage	from	from	Revenue
(dollars in thousands)	March 31, 2017	March 31, 2016	Change	Change	Currency	Acquisitions	Growth

CAG Diagnostics
recurring revenue:	$346,680	$305,841	$40,839	13.4%	(0.8%)	0.2%	14.0%
IDEXX VetLab consumables	123,553	107,969	15,584	14.4%	(0.9%)	-	15.3%
Rapid assay products	47,895	43,086	4,809	11.2%	(0.2%)	-	11.4%
Reference laboratory diagnostic and
consulting services	159,069	140,708	18,361	13.0%	(0.9%)	0.4%	13.5%
CAG diagnostics services and accessories	16,163	14,078	2,085	14.8%	(1.0%)	-	15.8%
CAG Diagnostics capital - instruments	26,183	22,643	3,540	15.6%	(1.8%)	-	17.4%
Veterinary software, services and diagnostic
imaging systems	30,364	29,155	1,209	4.1%	0.1%	-	4.0%
Net CAG revenue	$403,227	$357,639	$45,588	12.7%	(0.8%)	0.1%	13.4%

CAG Diagnostic Recurring Revenue. The increase in CAG Diagnostics recurring revenue was due primarily to increased volumes in reference laboratory diagnostic services and IDEXX VetLab consumables and, to a lesser extent, higher realized prices.

IDEXX VetLab consumables revenue growth was primarily due to higher sales volumes in the U.S., Europe and the Asia-Pacific region for our Catalyst consumables and, to a lesser extent, ProCyte Dx® consumables and Sedivue pay-per-run sales, resulting from growth in testing by existing customers and an expanded menu of available tests, as well as benefits from higher average unit sales prices.

IDEXX VetLab service and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

The increase in rapid assay revenue resulted from higher sales volume and average unit price of canine SNAP 4Dx Plus Tests and higher sales volumes of single analyte SNAP products.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from existing customers, supported by our differentiated diagnostic technologies, such as IDEXX SDMA™. Additionally, the increase in revenue was the result of higher average unit sales prices.

CAG Diagnostic Capital – Instruments Revenue. The increase in CAG Diagnostics capital instruments revenue resulted primarily from sales of the SediVue Dx analyzer, launched in North America in April of 2016. During the first quarter of 2017, we also launched the SediVue Dx analyzer in select international markets. This growth was partly offset by a slight decline in Catalyst placements compared to the elevated prior year levels driven by the international launch of Catalyst One and relatively higher prior year levels of second Catalyst placements in the U.S. as part of customer retention programs.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in customer information management and diagnostic imaging systems revenue was primarily due to increasing veterinary subscription service revenue and higher support revenue resulting from an increase in our installed base. These favorable factors were partially offset by fewer licensed-based Cornerstone  ® placements as we evolve to a subscription-based model for new practice management customer acquisitions.

The following table presents the CAG segment results of operations:

	For the Three Months Ended March 31,				Increase (Decrease)
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$403,227		$357,639		$45,588	12.7%
Cost of revenue	182,157		166,847		15,310	9.2%
Gross profit	221,070	54.8%	190,792	53.3%	30,278	15.9%

Operating Expenses:
Sales and marketing	77,782	19.3%	70,566	19.7%	7,216	10.2%
General and administrative	44,067	10.9%	41,097	11.5%	2,970	7.2%
Research and development	19,366	4.8%	17,751	5.0%	1,615	9.1%
Total operating expenses	141,215	35.0%	129,414	36.2%	11,801	9.1%
Income from operations	$79,855	19.8%	$61,378	17.2%	$18,477	30.1%

CAG Gross Profit. Gross profit for CAG increased during the three months ended March 31, 2017, as compared to the same period in the prior year, primarily due to higher sales volume and a 150-basis point increase in the gross profit percentage for the three months ended March 31, 2017, as compared to the same period in the prior year. The gross profit percentage was primarily supported by the net benefit of price increases on our CAG Diagnostics recurring revenue portfolio and the favorable impact of volume leverage on IDEXX VetLab product costs. These favorable impacts were slightly offset by a reduction of approximately 20-basis points from currency movements.

CAG Operating Expense. The increase in CAG operating expense during the three months ended March 31, 2017, as compared to the same period in the prior year, was due primarily to increased personnel-related costs as we continue to invest in  our global commercial infrastructure. The increase in general and administrative expense resulted primarily from higher personnel-related costs and, to a lesser extent, incremental information technology investments. The increase in research and development expense was due primarily to increased personnel-related costs.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended March 31,				Increase (Decrease)
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$25,077		$23,552		$1,525	6.5%
Cost of revenue	7,602		7,446		156	2.1%
Gross profit	17,475	69.7%	16,106	68.4%	1,369	8.5%

Operating Expenses:
Sales and marketing	3,663	14.6%	3,222	13.7%	441	13.7%
General and administrative	2,931	11.7%	2,498	10.6%	433	17.3%
Research and development	618	2.5%	707	3.0%	(89)	(12.6%)
Total operating expenses	7,212	28.8%	6,427	27.3%	785	12.2%
Income from operations	$10,263	40.9%	$9,679	41.1%	$584	6.0%

Revenue. The increase in Water revenue during the three months ended March 31, 2017, as compared to the same period in the prior year, was attributable to the benefits of price increases and, to a lesser extent, higher sales volumes of our Colilert test products and related accessories, used in coliform and E. coli testing in North America, the Asia-Pacific region and Europe, slightly offset by lower volumes in Latin America.  These overall favorable impacts were offset by a reduction of approximately 80-basis points from currency movements.

Gross Profit. Gross profit for Water increased during the three months ended March 31, 2017, as compared to the same period in the prior year, due to higher sales volumes as well as a 130-basis point increase in the gross profit percentage. The increase in the gross profit percentage was primarily due to the net benefit of price increases. The overall change in currency exchange rates resulted in a decrease in the gross profit percentage of approximately 30-basis points during the three months ended March 31, 2017, as compared to the same period of the prior year.

Operating Expenses. The increase in Water operating expense during the three months ended March 31, 2017, as compared to the same period in the prior year, was primarily due to higher personnel-related costs related to increased head count in sales and marketing expense and general administrative expenses. Research and development expense for the three months ended March 31, 2017, as compared to the same period in the prior year, was lower due to certain project cost incurred in the first quarter of 2016.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended March 31,				Increase (Decrease)
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$29,317		$30,856		$(1,539)	(5.0%)
Cost of revenue	12,472		12,879		(407)	(3.2%)
Gross profit	16,845	57.5%	17,977	58.3%	(1,132)	(6.3%)

Operating Expenses:
Sales and marketing	5,535	18.9%	5,579	18.1%	(44)	(0.8%)
General and administrative	4,409	15.0%	4,836	15.7%	(427)	(8.8%)
Research and development	3,099	10.6%	2,992	9.7%	107	3.6%
Total operating expenses	13,043	44.5%	13,407	43.5%	(364)	(2.7%)
Income from operations	$3,802	13.0%	$4,570	14.8%	$(768)	(16.8%)

Revenue. The decrease in LPD revenue for the three months ended March 31, 2017, as compared to the same period in the prior year, resulted from lower herd health screening in the Asia-Pacific region, as well as lower dairy testing volumes in China and Brazil. These decreases were partially offset by an increase in swine and poultry testing, primarily in China, as well as expanded pregnancy testing worldwide.  The overall change in exchange rates contributed approximately 40-basis points to the overall decline.

Gross Profit. The decrease in LPD gross profit for the three months ended March 31, 2017, as compared to the same period in the prior year, was primarily due to an 80-basis point reduction in the gross profit percentage reflecting higher royalty expense, and unfavorable product mix, primarily related to lower levels of herd health screening. Royalty expense was lower in the first quarter of 2016, due to the receipt of a royalty credit. These unfavorable factors were offset by approximately 80-basis points of currency impact, due to hedging gains during the three months ended March 31, 2017, as compared to hedging losses in the same period of the prior year.

Operating Expenses. The decrease in LPD operating expenses for the three months ended March 31, 2017, as compared to the same period in the prior year, was primarily due to lower personnel-related costs, in part due to a lower LPD allocation of overall overhead costs reflecting the higher relative growth in our CAG business as compared to LPD. This decrease was partially offset by increases in commercial infrastructure investments within emerging markets. Research and development expense for the three months ended March 31, 2017, was generally consistent with the same period of the prior year.

Other

The following table presents the Other results of operations:

	For the Three Months Ended March 31,				Increase (Decrease)
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$4,400		$5,503		$(1,103)	(20.0%)
Cost of revenue	2,289		2,580		(291)	(11.3%)
Gross profit	2,111	48.0%	2,923	53.1%	(812)	(27.8%)

Operating Expenses:
Sales and marketing	619	14.1%	805	14.6%	(186)	(23.1%)
General and administrative	791	18.0%	1,956	35.5%	(1,165)	(59.6%)
Research and development	308	7.0%	999	18.2%	(691)	(69.2%)
Total operating expenses	1,718	39.0%	3,760	68.3%	(2,042)	(54.3%)
Income (loss) from operations	$393	8.9%	$(837)	-15.2%	$1,230	(147.0%)

Revenue. The decrease in Other revenue during the three months ended March 31, 2017, as compared to the same period in the prior year, was primarily due to lower sales volumes of our OPTI Medical blood gas analyzers and related consumables as a result of temporary product availability constraints, partially offset by price increases.

Gross Profit. Gross profit for Other decreased due to lower sales volumes and a 510-basis points reduction to the gross profit percentage related to higher overall OPTI Medical product costs, partially offset by the net benefit of price increases. The overall change in currency exchange rates resulted in a decrease in the gross profit percentage of approximately 20-basis points.

Operating Expenses. The decrease in operating expense for the three months ended March 31, 2017, as compared to the same period in the prior year, was due primarily to an intangible asset impairment within our OPTI Medical business during the first quarter of 2016 and lower personnel cost in research and development as a result of discontinuing our product development activities in the human point-of-care medical diagnostics market. As a result of this change in strategy, we assessed the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the asset group and recorded a non-cash intangible asset impairment of $1.1 million during the three months ended March 31, 2016.

Unallocated Amounts

The following table presents the Unallocated Amounts results of operations:

	For the Three Months Ended March 31,		Increase (Decrease)
Results of Operations
(dollars in thousands)	2017	2016	Amount	Percentage

Revenues	$-	$-	$-	N/A
Cost of revenue	(690)	261	(951)	(364.4%)
Gross profit	690	(261)	951	(364.4%)

Operating Expenses:
Sales and marketing	(355)	(343)	(12)	3.5%
General and administrative	716	(1,092)	1,808	(165.6%)
Research and development	2,399	2,171	228	10.5%
Total operating expenses	2,760	736	2,024	275.0%
Loss from operations	$(2,070)	$(997)	$(1,073)	107.6%

We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Gross Profit. The increase in gross profit during the three months ended March 31, 2017, as compared to the same period in the prior year, was primarily due to lower than budgeted personnel-related costs, including self-insured health claims.

Operating Expenses. The increase in operating expenses during the three months ended March 31, 2017, as compared to the same period in the prior year, was primarily due to higher than budgeted costs in information technology and human resources infrastructure spending, employee incentives and workers’ compensation claims, partially offset by lower than budgeted self-insured health claims.

Non-Operating Items

Interest Income. Interest income was $1.1 million for the three months ended March 31, 2017, as compared to $0.8 million for the three months ended March 31, 2016. The increase in interest income was due primarily to a relatively larger portfolio of marketable securities during the three months ended March 31, 2017, as compared to the same period of the prior year.

Interest Expense. Interest expense was $8.6 million for the three months ended March 31, 2017, as compared to $8.3 million for the same period of the prior year. The increase in interest expense was due to higher floating interest rates on our Credit Facility and senior notes.

Provision for Income Taxes. Our effective income tax rate was 18.5 percent for the three months ended March 31, 2017, and 30.6 percent for the three months ended March 31, 2016. The decrease in our effective tax rate for the three months ended March 31, 2017, as compared to the same period of the prior year, was primarily related to the adoption of FASB issued ASU 2016-09 related to share-based compensation discussed further in “Note 2: Accounting Policies”. The change in accounting guidance reduced tax expense by $11.2 million and our effective income tax rate by approximately 13 percentage points, for the three months ended March 31, 2017.

Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings and amounts available on our $850 million five-year unsecured revolving credit facility under an amended and restated credit agreement that we executed in December 2015 (the “Credit Facility”). At March 31, 2017, we had $400.3 million of cash, cash equivalents and marketable securities, as compared to $391.8 million on December 31, 2016. Working capital, including our Credit Facility, totaled negative $57.5 million at March 31, 2017, as compared to negative $89.0 million at December 31, 2016. Additionally, at March 31, 2017, we had remaining borrowing availability of $178.0 million under our $850 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, our portfolio of short-duration marketable securities, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will also be sufficient for the foreseeable future to fund our business as currently conducted.

We consider the majority of the operating earnings of certain of our non-U.S. subsidiaries to be indefinitely invested outside the U.S. No provision has been made for the payment of U.S. federal and state or international taxes that may result from future remittances of these undistributed earnings of our non-U.S. subsidiaries. Changes to this position could have adverse tax consequences. A determination of the related tax liability that would be paid on these undistributed earnings if repatriated, is not practicable for several reasons including the complexity of laws and regulations in the various jurisdictions where we operate, the varying tax treatment of potential repatriation scenarios, and the timing of any future repatriation. We manage our worldwide cash requirements considering available funds among all of our subsidiaries. Our foreign cash and marketable securities are generally available without restrictions to fund ordinary business operations outside the U.S.

The following table presents cash, cash equivalents and marketable securities held domestically and by our foreign subsidiaries at March 31, 2017, and December 31, 2016:

Cash, cash equivalents and marketable securities	March 31,	December 31,
(dollars in thousands)	2017	2016

U.S.	$3,342	$4,833
Foreign	396,999	387,017
Total	$400,341	391,850

Total cash, cash equivalents and marketable securities held in U.S. dollars	$280,509	$285,756

Percentage of total cash, cash equivalents and marketable securities held in U.S. dollars	70.1%	72.9%

 The following table presents marketable securities at fair value as of March 31, 2017, and December 31, 2016:

Marketable securities		Percent of		Percent of
(dollars in thousands)	March 31, 2017	Total	December 31, 2016	Total

Corporate bonds	$120,893	50.4%	$130,771	55.2%
Certificates of deposit	43,198	18.0%	40,400	17.1%
Asset backed securities	37,600	15.7%	27,315	11.5%
Commercial paper	17,013	7.1%	20,228	8.5%
U.S. government bonds	16,630	6.9%	12,231	5.2%
Agency bonds	4,599	1.9%	4,604	1.9%
Other	-	0.0%	1,400	0.6%
Total marketable securities	$239,933		$236,949

Of the $160.4 million of cash and cash equivalents held as of March 31, 2017, 80 percent was held as bank deposits, 17 percent was invested in money market funds restricted to U.S. government and agency securities, and the remainder consisted of commercial paper and other securities with original maturities of less than ninety days.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016

Days sales outstanding (1)	42.4	42.1	42.4	41.5	43.7
Inventory turns (2)	1.9	2.0	1.8	1.7	1.6

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Three Months Ended March 31,
(dollars in thousands)	2017	2016	Dollar Change

Net cash provided by operating activities	$31,274	$26,990	$4,284
Net cash used by investing activities	(29,012)	(23,799)	(5,213)
Net cash provided (used) by financing activities	1,313	(2,562)	3,875
Net effect of changes in exchange rates on cash	1,932	3,330	(1,398)
Net increase in cash and cash equivalents	$5,507	$3,959	$1,548

Operating Activities. The increase in cash provided by operating activities of $4.3 million was driven primarily by the increase in net income, including the impact of adopting the new accounting guidance to share-based compensation, offset by the changes in operating assets and liabilities. The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Three Months Ended March 31,
(dollars in thousands)	2017	2016	Dollar Change

Accounts receivable	$(19,429)	$(21,504)	$2,075
Inventories	(5,369)	1,764	(7,133)
Accounts payable	(3,687)	(1,801)	(1,886)
Deferred revenue	469	637	(168)
Other assets and liabilities	(38,531)	(23,752)	(14,779)
Tax benefit from share-based compensation arrangements	-	(2,063)	2,063
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(66,547)	$(46,719)	$(19,828)

Cash used by inventory during the three months ended March 31, 2017, as compared to cash provided during the same period in the prior year, increased by $7.1 million, primarily as a result of timing of inventory shipments between the fourth quarter of 2016 and the first quarter of 2017. Cash used by other assets and liabilities during the three months ended March 31, 2017, was primarily the result of higher relative employee incentive compensation payments during the first quarter of 2017, as compared to the same period in the prior year.

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

Investing Activities. Cash used by investing activities was $29.0 million for the three months ended March 31, 2017, as compared to $23.8 million for the same period of the prior year. The increase in cash used by investing activities was primarily due to acquisitions of businesses, as well as higher relative purchases of property, equipment and marketable securities during the three months ended March 31, 2017, as compared to the same period of the prior year.

Financing Activities. Cash provided by financing activities was $1.3 million for the three months ended March 31, 2017, as compared to cash used by financing activities of $2.6 million for the same period in the prior year.  The increase in cash provided by financing activities was primarily due to an increase in proceeds from the exercises of stock options and under the employee stock purchase plan primarily due to the increase in share price, as compared to the same period in the prior year. This increase was partially offset by the impacts of adopting the new accounting guidance related to share-based compensation, which resulted in reclassification to operating activities, as compared to the same period in the prior year.

Cash used to repurchase shares of our common stock increased $10.4 million during the three months ended March 31, 2017, as compared to the same period of the prior year. From the inception of our share repurchase program in August 1999 to March 31, 2017, we have repurchased 61.7 million shares. During the three months ended March 31, 2017, we purchased 0.4 million shares for a cash outflow of $58.0 million, as compared to purchases of 0.7 million shares for a cash outflow of $49.7 million during the same period of the prior year. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 9 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash provided of $11.0 million during the three months ended March  31, 2017, as compared to the same period of the prior year. At March 31, 2017, we had $671.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

Since December 2013, we have issued and sold through private placements senior notes having an aggregate principal amount of approximately $600 million pursuant to certain note purchase agreements (collectively, the “Senior Note Agreements”). The Senior Note Agreements contain affirmative, negative and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. See Note 11 to the consolidated financial statements in our 2016 Annual Report for additional information regarding our senior notes.

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

The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization and certain other non-cash charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At March 31, 2017, we were in compliance with the covenants of the Credit Facility and Senior Note Agreements. The following details our consolidated leverage ratio calculation as of March 31, 2017:

March 31,
Trailing 12 Months Adjusted EBITDA:	2017

Net income attributable to stockholders	$245,045
Interest expense	32,334
Provision for income taxes	95,187
Depreciation and amortization	79,979
Share-based compensation expense	20,624
Extraordinary and other non-recurring non-cash charges	1,118
Adjusted EBITDA	$474,287

March 31,
Debt to Adjusted EBITDA Ratio:	2017

Line of credit	$671,000
Long-term debt	594,868
Total debt	1,265,868
Acquisition-related contingent consideration payable	1,667
Capitalized leases	560
U.S. GAAP change - deferred financing costs	538
Gross debt	1,268,633
Gross debt to Adjusted EBITDA ratio	2.67

Less: Cash and cash equivalents	(160,408)
Less: Marketable securities	(239,933)
Net debt	$868,292
Net debt to Adjusted EBITDA ratio	1.83

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at March 31, 2017, are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements contained in our 2016 Annual Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting us, see the section under the heading “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our 2016 Annual Report. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the market risks described in our 2016 Annual Report, except for the impact of foreign exchange rates, as discussed below.

Foreign currency exchange impacts. For the three months ended March 31, 2017, approximately 21 percent of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 20 percent for the three months ended March 31, 2016. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and trade receivables and payables balances, and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for the remainder of 2017, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1 percent strengthening of the U.S. dollar would reduce revenue by approximately $5 million and operating income by approximately $2 million. Additionally, we project our foreign currency hedge contracts in place as of March 31, 2017 would provide incremental offsetting gains of less than $1 million. The impact of the intercompany and trade balances, and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on such balances.

The following table presents the foreign currency exchange impact on our revenues, operating profit and diluted earnings per share for the three months ended March 31, 2017 and 2016:

(dollars in thousands)	March 31, 2017	March 31, 2016

Revenue impact	$(2,955)	$(7,573)

Operating profit impact, excluding hedge activity	$(2,452)	$(2,509)

Hedge gains - prior year	(809)	(4,479)
Hedge gains - current year	1,075	809
Hedging activity impact	266	(3,670)

Operating profit impact, including hedge activity	$(2,186)	$(6,179)
Diluted earnings per share impact, including hedge activity	$(0.02)	$(0.05)

            At our current foreign exchange rate assumptions, we anticipate that a stronger U.S. dollar will have an adverse effect on our operating results by decreasing our revenues, operating profit and diluted earnings per share in the year ending December 31, 2017, by approximately $21 million, $6 million, and $0.05 per share, respectively. This unfavorable impact is net of projected 2017 benefits from previously established foreign currency hedging contracts, which is expected to increase total company operating profit by approximately $6 million and diluted earnings per share by $0.05 in the year ending December 31, 2017. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimate assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.06, the British pound at $1.24, the Canadian dollar at $0.74, the Australian dollar at $0.75, the Japanese yen at ¥111, Chinese renminbi at RMB 6.89 and Brazilian real at R$3.20 to the U.S. dollar for the remainder of 2017.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors" in our 2016 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed in the 2016 Annual Report. The risks described in our 2016 Annual Report are not the only risks facing our Company and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(a)		(b)	(c)	(d)

January 1 to January 31, 2017	221,716		$119.19	220,611	3,514,897
February 1 to February 28, 2017	146,291		$140.97	95,700	3,419,197
March 1 to March 31, 2017	73,732		$149.16	73,668	3,345,529
Total	441,739	(2)	$131.41	389,979	3,345,529

The total shares repurchased include shares purchased in the open market and shares surrendered for employee statutory tax withholding. See Part 1, Item 1, “Note 9 – Repurchases of Common Stock” for discussion on shares repurchased.

(1)

On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently the maximum level of shares that may be repurchased under the program was increased to 65 million shares on June 15, 2015. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended March 31, 2017, and no share repurchase programs expired during the period. Repurchases of 389,979 shares were made during the three months ended March 31, 2017, in transactions made pursuant to our share repurchase program.

(2)

During the three months ended March  31, 2017, we received 51,760 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

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

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: April 28, 2017	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.