Form 10-Q
period 2017-06-30
IDEXX LABORATORIES INC /DE
filed 2017-08-01
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share,  was 87,275,817 on July 25, 2017.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/ Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
ASU 2016-09	Accounting Standards Update (“ASU”) ASU 2016-09, “Compensation – Stock Compensation (Topic 781): Improvements to Employee Share-Based Payment Accounting”
CAG	Companion Animal Group, a reporting segment that provides to veterinarians diagnostic capabilities and information management solutions that enhance the health and well-being of pets
Credit Facility	Our $850 million five-year unsecured revolving credit facility under an amended and restated credit agreement that was executed in December 2015
EPS	Earnings per share. If not specifically stated, EPS refers to earnings per share on a diluted basis
EU	European Union
FASB	Financial Accounting Standards Board
LPD

Livestock, Poultry and Dairy, a reporting segment that provides diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve bovine efficiency

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

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$165,975	$154,901
Marketable securities	256,923	236,949
Accounts receivable, net of reserves of $4,783 in 2017 and $4,523 in 2016	240,262	204,494
Inventories	169,693	158,034
Other current assets	85,805	91,206
Total current assets	918,658	845,584
Long-Term Assets:
Property and equipment, net	364,779	357,422
Goodwill	196,670	178,228
Intangible assets, net	46,089	46,155
Other long-term assets	110,941	103,315
Total long-term assets	718,479	685,120
TOTAL ASSETS	$1,637,137	$1,530,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$58,606	$60,057
Accrued liabilities	210,181	236,131
Line of credit	704,000	611,000
Current portion of deferred revenue	28,706	27,380
Total current liabilities	1,001,493	934,568
Long-Term Liabilities:
Deferred income tax liabilities	37,503	39,287
Long-term debt	600,891	593,110
Long-term deferred revenue, net of current portion	34,127	33,015
Other long-term liabilities	49,230	38,937
Total long-term liabilities	721,751	704,349
Total liabilities	1,723,244	1,638,917

Commitments and Contingencies (Note 14)

Stockholders’ Deficit:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 103,951 shares in 2017 and 103,341 shares in 2016	10,395	10,334
Additional paid-in capital	1,046,473	1,011,895
Deferred stock units: Outstanding: 229 units in 2017 and 231 units in 2016	5,931	5,514
Retained earnings	694,777	540,401
Accumulated other comprehensive loss	(38,388)	(43,053)
Treasury stock, at cost: 16,504 shares in 2017 and 15,367 shares in 2016	(1,805,523)	(1,633,443)
Total IDEXX Laboratories, Inc. stockholders’ deficit	(86,335)	(108,352)
Noncontrolling interest	228	139
Total stockholders’ deficit	(86,107)	(108,213)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,637,137	$1,530,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue:
Product revenue	$304,091	$284,887	$576,056	$533,952
Service revenue	204,849	181,682	394,905	350,167
Total revenue	508,940	466,569	970,961	884,119
Cost of Revenue:
Cost of product revenue	110,330	108,910	213,357	206,541
Cost of service revenue	105,895	97,116	206,698	189,498
Total cost of revenue	216,225	206,026	420,055	396,039
Gross profit	292,715	260,543	550,906	488,080

Expenses:
Sales and marketing	87,693	76,652	174,937	156,481
General and administrative	55,460	54,317	108,374	103,612
Research and development	26,998	25,412	52,788	50,032
Income from operations	122,564	104,162	214,807	177,955
Interest expense	(9,155)	(8,204)	(17,744)	(16,508)
Interest income	1,176	928	2,259	1,748
Income before provision for income taxes	114,585	96,886	199,322	163,195
Provision for income taxes	29,178	29,680	44,857	49,964
Net income	85,407	67,206	154,465	113,231
Less: Net income attributable to noncontrolling interest	50	4	89	10
Net income attributable to IDEXX Laboratories, Inc. stockholders	$85,357	$67,202	$154,376	$113,221

Earnings per Share:
Basic	$0.97	$0.75	$1.75	$1.26
Diluted	$0.95	$0.74	$1.72	$1.25
Weighted Average Shares Outstanding:
Basic	88,004	89,824	88,060	89,874
Diluted	89,878	90,817	89,962	90,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$85,407	$67,206	$154,465	$113,231
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7,954	(1,278)	15,968	9,186
Unrealized (loss) gain on net investment hedge	(3,767)	1,307	(4,860)	(917)
Unrealized gain on investments, net of tax expense (benefit) of $49 and $23 in 2017 and $45 and $115 in 2016	125	120	86	325
Unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain, net of tax (benefit) expense of ($2,287) and ($3,199) in 2017 and $804 and ($639) in 2016	(3,848)	1,825	(5,382)	(1,441)
Less: reclassification adjustment for gains included in net income, net of tax benefit (expense) of ($280) and ($681) in 2017 and $54 and ($116) in 2016	(473)	76	(1,147)	(353)
Unrealized (loss) gain on derivative instruments	(4,321)	1,901	(6,529)	(1,794)
Other comprehensive (loss) gain, net of tax	(9)	2,050	4,665	6,800
Comprehensive income	85,398	69,256	159,130	120,031
Less: comprehensive income attributable to noncontrolling interest	50	4	89	10
Comprehensive income attributable to IDEXX Laboratories, Inc.	$85,348	$69,252	$159,041	$120,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2017	2016

Cash Flows from Operating Activities:
Net income	$154,465	$113,231
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	40,893	38,210
Impairment charge	-	2,228
Provision for uncollectible accounts	825	252
Benefit of deferred income taxes	2,691	1,516
Share-based compensation expense	11,742	9,927
Other	206	1,540
Tax benefit from share-based compensation arrangements (Note 2)	-	(4,791)
Changes in assets and liabilities:
Accounts receivable	(32,400)	(23,647)
Inventories	(18,850)	214
Other assets and liabilities	(21,426)	(3,994)
Accounts payable	1,422	99
Deferred revenue	1,898	3,088
Net cash provided by operating activities	141,466	137,873
Cash Flows from Investing Activities:
Purchases of property and equipment	(38,566)	(37,868)
Purchase of marketable securities	(175,522)	(123,809)
Proceeds from the sale and maturities of marketable securities	155,903	108,115
Acquisitions of a business, net of cash acquired	(14,529)	-
Net cash used by investing activities	(72,714)	(53,562)
Cash Flows from Financing Activities:
Borrowings (repayments) on revolving credit facilities, net	93,000	(15,000)
Debt issue costs	-	(57)
Repurchases of common stock	(170,798)	(76,536)
Proceeds from exercises of stock options and employee stock purchase plans	23,170	17,554
Payment of acquisition-related contingent consideration	-	(2,717)
Shares withheld for statutory tax withholding on restricted stock (Note 2)	(7,459)	(3,732)
Tax benefit from share-based compensation arrangements (Note 2)	-	4,791
Net cash used by financing activities	(62,087)	(75,697)
Net effect of changes in exchange rates on cash	4,409	3,531
Net increase in cash and cash equivalents	11,074	12,145
Cash and cash equivalents at beginning of period	154,901	128,994
Cash and cash equivalents at end of period	$165,975	$141,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.      BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying condensed consolidated financial statements of IDEXX Laboratories, Inc. and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information and with the requirements of Regulation S-X, Rule 10-01 for financial statements required to be filed as a part of this Quarterly Report on Form 10-Q. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to "IDEXX," the "Company," "we," "our" or "us" refer to IDEXX Laboratories, Inc. and its subsidiaries.

The accompanying condensed consolidated financial statements include the accounts of IDEXX Laboratories, Inc. and our wholly-owned and majority-owned subsidiaries. We do not have any variable interest entities for which we are the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2016, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, and our Annual Report on Form 10-K for the year ended December 31, 2016, (the “2016 Annual Report”) filed with the SEC.

For the six months ended June 30, 2017, changes in stockholders’ equity included (i) changes in other comprehensive income reflected in the condensed consolidated statements of comprehensive income; (ii) changes in common stock and additional paid-in capital reflected in the condensed consolidated statements of cash flows (including share-based compensation expense, proceeds from exercise of stock options and employee stock purchase plans and repurchases of common stock); (iii) changes in noncontrolling interest; and (iv) changes in net income.

NOTE 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2017 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2016 Annual Report, except as noted below.

New Accounting Pronouncements Adopted

Effective January 1, 2017, we adopted the FASB Accounting Standard Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, recognition of stock compensation award forfeitures, classification of awards as either equity or liabilities, the calculation of diluted shares outstanding and classification on the statement of cash flows.

The following table summarizes the most significant impacts of the new accounting guidance for the three and six months ended June 30, 2017 and 2016, as applicable:

Description of Change:	Impact of Change for the Three Months Ended March 31, 2017 and 2016 if applicable:	Adoption Method:
Tax benefits related to share-based payments at settlement are recorded through the income statement instead of equity	Decreases in income tax expense by approximately $7.1 million for the three months ended June 30, 2017, and approximately $18.3 million for the six months ended June 30, 2017	Prospective (required)

Calculation of diluted shares outstanding under the treasury method will no longer assume that tax benefits related to share-based payments are used to repurchase common stock	Increase in the weighted average diluted shares outstanding by approximately 450,000 shares for both the three and six months ended June 30, 2017	Prospective (required)

An election can be made to reduce share-based compensation expense for forfeitures as they occur instead of estimating forfeitures that are expected to occur	No change to share-based compensation expense, as we have elected to continue to estimate forfeitures that are expected to occur	N/A

Tax benefits related to share-based payments at settlement are classified as operating cash flows instead of financing cash flows	Increases in cash flow from operating activities and decreases in cash flow from financing activities by approximately $18.3 million for the six months ended June 30, 2017	Prospective (elected)

Cash payments to tax authorities for shares withheld to meet employee tax withholding requirements on restricted stock units are classified as financing cash flow instead of operating cash flow

Increases in cash flow from operating activities and decreases in cash flow from financing activities for the six months ended June 30, 2017 and 2016 by approximately $7.5 and $3.7 million, respectively

Retrospective (required)

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (the “New Revenue Standard”), which will replace most of the existing revenue recognition guidance within U.S. GAAP. The FASB has also issued several updates to ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Additionally, disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments reached in the application of the guidance and assets recognized from the costs to obtain or fulfill a contract will be required. In July 2015, the FASB approved a one-year deferral of the effective date to all annual and interim periods beginning after December 15, 2017. The new guidance permits two methods of adoption: a full retrospective method to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application.

Since the issuance of ASU 2014-09, we have been preparing for the adoption of the New Revenue Standard. We have been monitoring the activity of the FASB and the Transition Resource Group as it relates to specific industry interpretive guidance and overall interpretations and clarifications. We developed a three-phase adoption plan and have completed Phase I, which included activities such as establishing a transition team and assessing significant revenue streams and representative contracts to determine potential changes to existing accounting policies.  We are in Phase II of our adoption plan, during which we will further determine the impact of adoption. Phase II includes activities such as validating and concluding on changes to existing accounting policies, quantifying the effects on our consolidated financial statements, evaluating expanded disclosure requirements and addressing the impact on business processes, systems and internal controls.  Phase III of our adoption plan will complete our adoption and implementation of the New Revenue Standard during the first quarter of 2018 and will include activities such as running parallel reporting for impacted areas under the New Revenue Standard and the current standard, recording the accounting adjustments that were identified in Phase II, evaluating and testing modified and newly implemented internal controls over the New Revenue Standard, and revising our financial statements disclosures.

While ASU 2014-09 will not impact the overall economics of our products and services sold under customer incentive programs, we do expect the New Revenue Standard will require us to delay revenue recognition related to certain of our customer incentive programs and to accelerate revenue recognition for certain other customer incentive programs. The volume and mix of future customer incentive programs will affect our assessment of the overall net impact of the New Revenue Standard on our results. We plan to provide an estimate of any impacts, as determined in Phase II of our adoption plan, by October 2017, in connection with our financial reporting for the quarter ending September 30, 2017. We plan to adopt ASU 2014-09, as amended, in the first quarter of 2018 on a modified-retrospective basis.

In February 2017, the FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” It also adds guidance for partial sales of nonfinancial assets. The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. We are currently evaluating the effects of ASU 2017-05 on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarification on accounting for modifications in share-based payment awards. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of this guidance is not expected to have an impact on our consolidated financial statements or related disclosures unless there are modifications to our share-based payment awards.

For a discussion of other accounting standards that have been issued by the FASB but are not yet effective, refer to the New Accounting Pronouncements Not Yet Adopted section in our Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 3.      ACQUISITIONS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines.

On June 15, 2017, we acquired the assets of two software companies that expand our suite of technology applications for the veterinary profession, specifically related to patient referral management and other connectivity needs between practices and other parties. The combined purchase price of $15 million consists of $12 million paid at closing and a $3 million contingent payment to be paid within 36 months on the successful achievement of commercial goals. We are in the process of finalizing the valuation of the acquired assets. Our preliminary fair value estimate of the assets acquired consists of $13.1 million of goodwill, representing synergies within our broader CAG portfolio, $1.2 million of customer relationship intangibles and $0.7 million of technology intangible assets. Goodwill related to these acquisitions is expected to be deductible for income tax purposes. These amounts are subject to change upon finalizing the valuation. The amount of net tangible assets acquired was immaterial. Pro forma information has not been presented for these acquisitions because such information is not material to our financial statements. The results of operations have been included in our CAG segment since the acquisition date.

During the first quarter of 2017, we acquired a reference laboratory in Austria for approximately $1.3 million, with the majority of the acquisition price valued as an intangible asset.

NOTE 4.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three and six months ended June 30, 2017, totaled $1.6 million and $29.5 million, respectively, as compared to $1.7 million and $25.7 million for the three and six months ended June 30, 2016, respectively.  The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at June 30, 2017, was $54.9 million, which will be recognized over a weighted average period of approximately 2.1 years. During the three and six months ended June 30, 2017, we recognized expense of $6.0 million and $11.7 million, respectively, related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Six Months Ended
	June 30,
	2017	2016

Share price at grant	$142.66	$68.94
Expected stock price volatility	26%	25%
Expected term, in years	5.8	5.7
Risk-free interest rate	2.0%	1.2%
Weighted average fair value of options granted	$40.79	$17.84

Note 5.      marketable securities

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$131,017	$128	$(32)	$131,113
Certificates of deposit	44,423	-	-	44,423
Asset backed securities	29,890	9	(10)	29,889
Commercial paper	14,816	-	-	14,816
U.S. government bonds	21,093	8	(14)	21,087
Treasury bills	7,986	-	-	7,986
Agency bonds	7,599	13	(3)	7,609
Total marketable securities	$256,824	$158	$(59)	$256,923

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$130,833	$40	$(102)	$130,771
Certificates of deposit	40,400	-	-	40,400
Asset backed securities	27,290	25	-	27,315
Commercial paper	20,228	-	-	20,228
U.S. government bonds	12,244	1	(14)	12,231
Agency bonds	4,600	4	-	4,604
Municipal bonds	1,400	-	-	1,400
Total marketable securities	$236,995	$70	$(116)	$236,949

As of June 30, 2017, unrealized losses on marketable securities that have been in a continuous loss position for more than twelve months were not material. Our portfolio of marketable securities had an average AA- credit rating as of June 30, 2017. There were no marketable securities that we consider to be other-than-temporarily impaired as of June 30, 2017.

Remaining effective maturities of marketable securities were as follows (in thousands):

As of June 30, 2017	Amortized Cost	Fair Value

Due in one year or less	$162,639	$162,646
Due after one year through three years	94,185	94,277
	$256,824	$256,923

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

Note 6.      Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. The components of inventories were as follows (in thousands):

	June 30,	December 31,
	2017	2016

Raw materials	$28,487	$27,561
Work-in-process	19,180	14,998
Finished goods	122,026	115,475
Inventories	$169,693	$158,034

Note 7.       Goodwill and Intangible Assets, NET

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines. See “Note 3. Acquisitions,” for further information regarding goodwill and intangible assets.

During the first half of 2016, management reviewed the OPTI Medical product offerings. As a result of this review, in March 2016 we discontinued our product development activities in the human point-of-care medical diagnostics market and focused our commercial efforts in this market on supporting our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer. Management identified unfavorable trends in our OPTI Medical line of business resulting from this change in strategy. We revised our forecasts downward, causing us to assess the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the OPTI Medical asset group. Non-cash intangible asset impairments of $2.2 million were recorded within our condensed consolidated statement of operations for the six months ended June 30, 2016.

NOTE 8.      Other current and long-term ASSETS

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016

Prepaid expenses	$26,323	$25,746
Taxes receivable	25,581	27,672
Customer acquisition costs, net	20,870	18,085
Other assets	13,031	19,703
Other current assets	$85,805	$91,206

Other long-term assets consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016

Investment in long-term product supply arrangements	$9,637	$10,978
Customer acquisition costs, net	59,109	50,309
Other assets	35,494	36,321
Deferred income taxes	6,701	5,707
Other long-term assets	$110,941	$103,315

Note 9.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016

Accrued expenses	$61,262	$71,984
Accrued employee compensation and related expenses	72,189	91,113
Accrued taxes	22,633	23,973
Accrued customer programs	54,097	49,061
Accrued liabilities	$210,181	$236,131

Note 10.      Repurchases of common STOCK

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and six months ended June 30, 2017 and 2016 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Shares repurchased in the open market	696	269	1,086	977
Shares acquired through employee surrender for statutory tax withholding	1	2	53	54
Total shares repurchased	697	271	1,139	1,031

Cost of shares repurchased in the open market	$114,163	$23,260	$164,907	$72,975
Cost of shares for employee surrenders	156	203	7,459	3,732
Total cost of shares	$114,319	$23,463	$172,366	$76,707

Average cost per share - open market repurchase	$163.96	$86.45	$151.81	$74.68
Average cost per share - employee surrenders	$168.25	$88.18	$141.56	$68.82
Average cost per share - total	$163.97	$86.46	$151.34	$74.38

Note 11.      Income Taxes

 Our effective income tax rate was 25.5 percent for the three months ended June 30, 2017, as compared to 30.6 percent for the three months ended June 30, 2016, and 22.5 percent for the six months ended June 30, 2017, as compared to 30.6 percent for the six months ended June 30, 2016. The decrease in our effective tax rate for both the three and six months ended June 30, 2017, as compared to the same periods of the prior year, was primarily related to the adoption of FASB issued amendments related to share-based compensation discussed further in “Note 2. Accounting Policies”. The change in accounting guidance reduced our effective income tax rate for the three months ended June 30, 2017, by approximately 6 percentage points, and reduced our effective income tax rate for the six months ended June 30, 2017, by approximately 9 percentage points.

Note 12.    ACCUMULATED OTHER Comprehensive Income

The changes in AOCI, net of tax, for the six months ended June 30, 2017 consisted of the following (in thousands):

For the Six Months Ended June 30, 2017	Unrealized Gain on Investments, Net of Tax	Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2016	$20	$4,916	$4,036	$(52,025)	$(43,053)
Other comprehensive (loss) income before reclassifications	86	(5,382)	(4,860)	15,968	5,812
Gains reclassified from accumulated other comprehensive income	-	(1,147)	-	-	(1,147)
Balance as of June 30, 2017	$106	$(1,613)	$(824)	$(36,057)	$(38,388)

The following is a summary of reclassifications out of AOCI for the three and six months ended June 30, 2017 and 2016 (in thousands):

Details about AOCI Components	Affected Line Item in the Statement of Operations	Amounts Reclassified from AOCI For the Three Months Ended June 30,
		2017	2016
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$753	$81
Interest rate swaps	Interest expense	-	(211)
	Total gains (losses) before tax	753	(130)
	Tax expense (benefits)	280	(54)
	Gains, net of tax	$473	$(76)

Details about AOCI Components	Affected Line Item in the Statement of Operations	Amounts Reclassified from AOCI For the Six Months Ended June 30,
		2017	2016
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$1,828	$890
Interest rate swaps	Interest expense	-	(421)
	Total gains before tax	1,828	469
	Tax expense	681	116
	Gains, net of tax	$1,147	$353

Note 13.    Earnings per Share

Basic earnings per share is computed by dividing net income attributable to our stockholders by the weighted average number of shares of common stock and vested deferred stock units outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the denominator is increased for the assumed exercise of dilutive options and assumed issuance of unvested restricted stock units and unvested deferred stock units using the treasury stock method unless the effect is anti-dilutive. The treasury stock method assumes that proceeds, including cash received from the exercise of employee stock options, the total unrecognized compensation expense for unvested share-based compensation awards and, prior to the adoption of new accounting guidance related to share-based compensation on January 1, 2017, the tax benefits resulting from share-based compensation tax deductions in excess of the related expense recognized for financial reporting purposes, would be used to purchase our common stock at the average market price during the period. For further discussion regarding the impact of the new accounting guidance related to share-based compensation, see “Note 2. Accounting Policies.” Vested deferred stock units outstanding are included in shares outstanding for basic and diluted earnings per share because the associated shares of our common stock are issuable for no cash consideration, the number of shares of our common stock to be issued is fixed and issuance is not contingent. See Note 4 to the consolidated financial statements in our 2016 Annual Report for additional information regarding deferred stock units.

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Shares outstanding for basic earnings per share	88,004	89,824	88,060	89,874

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	88,004	89,824	88,060	89,874
Dilutive effect of share-based payment awards	1,874	993	1,902	984
	89,878	90,817	89,962	90,858

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Weighted average number of shares underlying anti-dilutive options	368	533	275	1,092

Weighted average number of shares underlying anti-dilutive restricted stock units	-	-	-	-

Note 14.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30, 2017 are consistent with those discussed in Note 14 to the consolidated financial statements in our 2016 Annual Report.

Note 15.     Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments include diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve bovine efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

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

The following is a summary of segment performance for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2017
Revenue	$439,948	$29,424	$33,553	$6,015	$-	$508,940

Income (loss) from operations	$108,731	$13,653	$5,176	$768	$(5,764)	$122,564
Interest expense, net						(7,979)
Income before provision for income taxes						114,585
Provision for income taxes						29,178
Net income						85,407
Less: Net income attributable to noncontrolling interest						50
Net income attributable to IDEXX Laboratories, Inc. stockholders						$85,357

2016
Revenue	$400,223	$27,829	$32,856	$5,661	$-	$466,569

Income (loss) from operations	$91,019	$12,743	$5,069	$(920)	$(3,749)	$104,162
Interest expense, net						(7,276)
Income before provision for income taxes						96,886
Provision for income taxes						29,680
Net income						67,206
Less: Net income attributable to noncontrolling interest						4
Net income attributable to IDEXX Laboratories, Inc. stockholders						$67,202

	For the Six Months Ended June 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2017
Revenue	$843,175	$54,501	$62,870	$10,415	$-	$970,961

Income (loss) from operations	$188,586	$23,916	$8,978	$1,161	$(7,834)	$214,807
Interest expense, net						(15,485)
Income before provision for income taxes						199,322
Provision for income taxes						44,857
Net income						154,465
Less: Net income attributable to noncontrolling interest						89
Net income attributable to IDEXX Laboratories, Inc. stockholders						$154,376

2016
Revenue	$757,862	$51,381	$63,712	$11,164	$-	$884,119

Income (loss) from operations	$152,397	$22,422	$9,639	$(1,757)	$(4,746)	$177,955
Interest expense, net						(14,760)
Income before provision for income taxes						163,195
Provision for income taxes						49,964
Net income						113,231
Less: Net income attributable to noncontrolling interest						10
Net income attributable to IDEXX Laboratories, Inc. stockholders						$113,221

The following is a summary of revenue by product and service category for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
CAG segment revenue:
CAG Diagnostics recurring revenue:	$380,319	$338,653	$726,999	$644,494
IDEXX VetLab consumables	132,094	114,560	255,647	222,529
Rapid assay products	60,266	55,777	108,161	98,863
Reference laboratory diagnostic and consulting services	171,298	153,134	330,367	293,842
CAG Diagnostics service and accessories	16,661	15,182	32,824	29,260
CAG Diagnostics capital - instruments	27,716	32,165	53,899	54,808
Veterinary software, services and diagnostic imaging systems	31,913	29,405	62,277	58,560
CAG segment revenue	439,948	400,223	843,175	757,862

Water segment revenue	29,424	27,829	54,501	51,381
LPD segment revenue	33,553	32,856	62,870	63,712
Other segment revenue	6,015	5,661	10,415	11,164
Total revenue	$508,940	$466,569	$970,961	$884,119

During the fourth quarter of 2016, we modified our management reporting and reclassified the location of SNAP Pro service plans previously located in CAG Diagnostics capital - instruments to CAG Diagnostics service and accessories. The amount of revenue reclassified was $0.4 million during the three months ended June 30, 2016 and $0.7 million for the six months ended June 30, 2016.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the three and six months ended June 30, 2017.

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

We previously measured the fair value of our interest rate swaps classified as derivative instruments using an income approach, utilizing a discounted cash flow analysis based on the terms of the contract and the interest rate curve adjusted for counterparty risk. As of June 30, 2017, and December 31, 2016, we had no outstanding interest rate swap agreements.

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $623.8 million and $601.4 million, respectively, as of June 30, 2017, and $609.5 million and $593.7 million, respectively, as of December 31, 2016.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at June 30, 2017 and at December 31, 2016 by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of June 30, 2017	(Level 1)	(Level 2)	(Level 3)	June 30, 2017

Assets
Money market funds(1)	$31,696	$-	$-	$31,696
Commercial paper(1)	-	3,245	-	3,245
Corporate bonds(1)	-	2,000	-	2,000
Certificates of deposit(1)	-	1,850	-	1,850

Marketable Securities
Corporate bonds	-	131,113	-	131,113
Certificates of deposit	-	44,423	-	44,423
Asset backed securities	-	29,889	-	29,889
Commercial paper	-	14,816	-	14,816
U.S. government bonds	-	21,087	-	21,087
Treasury bills	-	7,986		7,986
Agency bonds	-	7,609	-	7,609
Total marketable securities	$-	$256,923	$-	$256,923

Equity mutual funds(2)	$2,165	$-	$-	$2,165
Foreign currency exchange contracts(3)	$-	$1,614	$-	$1,614
Liabilities
Foreign currency exchange contracts(3)	$-	$3,975	$-	$3,975
Deferred compensation(4)	$2,165	$-	$-	$2,165

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016

Assets
Money market funds(1)	$34,208	$-	$-	$34,208
Certificates of deposit(1)	-	1,500	-	1,500
Commercial paper(1)	-	898	-	898

Marketable Securities
Corporate bonds	-	130,771	-	130,771
Certificates of deposit	-	40,400	-	40,400
Asset backed securities	-	27,315	-	27,315
Commercial paper	-	20,228	-	20,228
U.S. government bonds	-	12,231	-	12,231
Agency bonds	-	4,604	-	4,604
Municipal bonds	-	1,400	-	1,400
Total marketable securities	$-	$236,949	$-	$236,949

Equity mutual funds(2)	$2,182	$-	$-	$2,182
Foreign currency exchange contracts(3)	$-	$8,926	$-	$8,926
Liabilities
Foreign currency exchange contracts(3)	$-	$1,081	$-	$1,081
Deferred compensation(4)	$2,182	$-	$-	$2,182

_____________

(1)

Money market funds, certificates of deposit and commercial paper with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of June 30, 2017, and December 31, 2016, consisted of demand deposits.  Commercial paper and certificates of deposit with an original maturity of over ninety days are included within marketable securities.

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See “Note 12. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016.

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

We did not de-designate any instruments from hedge accounting treatment during the three and six months ended June 30, 2017 or 2016. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and six months ended June 30, 2017 and 2016 were not material.  At June 30, 2017, the estimated amount of net losses, net of income tax expense, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $0.8 million if exchange rates do not fluctuate from the levels at June 30, 2017.

We hedge approximately 85 percent of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Swiss franc. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $194.7 million and $175.9 million at June 30, 2017 and December 31, 2016, respectively.

We previously entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility was effectively fixed at 1.36 percent plus the range of applicable interest rate fixed credit spreads (“Credit Spread”) through June 30, 2016. Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility was effectively fixed at 1.64 percent plus the Credit Spread through June 30, 2016. From July 1, 2016, to June 30, 2017, we had no outstanding interest rate swap agreements.

Net Investment Hedge

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785 percent Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded losses of $3.8 million and $4.9 million, net of income tax, within AOCI as a result of this net investment hedge for the three and six months ended June 30, 2017, respectively. The related cumulative unrealized loss recorded at June 30, 2017 will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 11 to the consolidated financial statements included in our 2016 Annual Report for further information regarding the issuance of these euro-denominated notes.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Hedging Assets
		June 30,	December 31,
		2017	2016

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$1,500	$8,926
Foreign currency exchange contracts	Other long-term assets	114	-
Total derivative instruments presented as cash flow hedges on the balance sheet		1,614	8,926
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,614	679
Net amount		$-	$8,247

		Hedging Liabilities
		June 30,	December 31,
		2017	2016

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$2,667	$1,081
Foreign currency exchange contracts	Other long-term liabilities	1,308	-
Total derivative instruments presented as cash flow hedges on the balance sheet		3,975	1,081
Foreign currency borrowings designated as net investment hedge on the balance sheet	Long-term debt	101,413	93,664
Total hedging instruments presented on the balance sheet		105,388	94,745
Gross amounts subject to master netting arrangements not offset on the balance sheet		1,614	679
Net amount		$103,774	$94,066

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	Gain (Loss) Recognized in AOCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Derivative instruments	2017	2016	2017	2016

Cash flow hedging derivatives:
Foreign currency exchange contracts, net of tax	$(4,321)	$1,770	$(6,529)	$(2,036)
Interest rate swaps, net of tax	-	131	-	242
Total cash flow hedges	$(4,321)	$1,901	$(6,529)	$(1,794)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to future revenue growth rates, business trends, earnings and other measures of financial performance;  the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; future commercial efforts; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016, (the “2016 Annual Report”) and this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

During the fourth quarter of 2016, we modified our management reporting and reclassified the location of SNAP Pro service plans previously located in CAG Diagnostics capital - instruments to CAG Diagnostics service and accessories. The amount of revenue reclassified was $0.4 million during the three months ended June 30, 2016 and $0.7 million for the six months ended June 30, 2016.

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

Operating Segments. We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve bovine efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market (“OPTI Medical”) with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and six months ended June 30, 2017, are consistent with those discussed in our 2016 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

Share-Based Compensation. We estimate that tax benefits related to share-based payments will reduce income tax expense by a range of $27 million to $30 million for the full year 2017, primarily through a reduction in our effective income tax rate, partially offset by an increase in diluted shares outstanding resulting from this accounting change.  These impacts may vary significantly by quarter based on the timing of actual settlement activity.  We do not estimate that the level of share-based payment activity expected in 2017 will continue in future periods. We believe that the historical range of $14 million to $17 million of annual tax benefits reflects a reasonable estimate for 2018, based on current settlement trends, stock price levels and assuming no change in U.S. corporate tax policy. For more information regarding the adoption of the new share-based compensation guidance, ASU 2016-09, see Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Pronouncements. We are evaluating the impact that other recent accounting standards and amendments will have on our consolidated financial statements as described in Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and six months ended June 30, 2017, as compared to the same periods for the prior year, net of the effect of changes in foreign currency exchange rates, acquisitions and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of these transactions can vary dramatically from period to period, require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends.

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

We also use Adjusted EBITDA, gross debt, net debt, gross debt to Adjusted EBITDA ratio and net debt to Adjusted EBITDA ratio, in this Quarterly Report on Form 10-Q, all of which are non-GAAP financial measures that should be considered in addition to, and not as a  replacement for, financial measures presented according to U.S. GAAP.  Management believes that reporting these non-GAAP financial measures provides supplemental analysis to help investors further evaluate our business performance and available borrowing capacity under our Credit Facility.

Results of Operations, Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

Total Company. The following table presents total Company revenue by operating segment:

	For the Three	For the Three			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2017	June 30, 2016	Change	Change	Currency	Acquisitions	Growth (1)

CAG	$439,948	$400,223	$39,725	9.9%	(1.2%)	0.2%	10.9%
United States	295,829	266,607	29,222	11.0%	-	0.1%	10.9%
International	144,119	133,616	10,503	7.9%	(3.5%)	0.3%	11.0%

Water	29,424	27,829	1,595	5.7%	(1.4%)	-	7.2%
United States	14,366	14,056	310	2.2%	-	-	2.2%
International	15,058	13,773	1,285	9.3%	(3.0%)	-	12.3%

LPD	33,553	32,856	697	2.1%	(1.4%)	-	3.5%
United States	3,433	3,333	100	3.0%	-	-	3.0%
International	30,120	29,523	597	2.0%	(1.6%)	-	3.6%

Other	6,015	5,661	354	6.3%	(0.2%)	-	6.4%

Total Company	$508,940	$466,569	$42,371	9.1%	(1.2%)	0.1%	10.1%
United States	315,695	285,758	29,937	10.5%	-	0.1%	10.4%
International	193,245	180,811	12,434	6.9%	(3.1%)	0.2%	9.7%
(1)	Amounts presented may not recalculate to organic revenue growth rates due to rounding.

The increase in both U.S. and international organic revenues, for the three months ended June 30, 2017, as compared to the same period in the prior year, was driven by strong volume gains in CAG Diagnostics recurring revenue, supported by our differentiated diagnostic technologies that are driving increased volumes from new and existing customers in our reference laboratory business and the continued expansion of our CAG Diagnostics instrument installed base. International organic growth was strong in Europe and Asia Pacific, reflecting the aforementioned CAG Diagnostics recurring volume driven growth despite a tougher comparison to the prior-year period in Europe related to the timing of the Easter holiday. Our Water business also contributed to our international growth, primarily in Europe and Latin America, including benefits from our go-direct initiatives.

	For the Three Months Ended June 30,				Increase
Total Company - Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$508,940		$466,569		$42,371	9.1%
Cost of revenue	216,225		206,026		10,199	5.0%
Gross profit	292,715	57.5%	260,543	55.8%	32,172	12.3%

Operating Expenses:
Sales and marketing	87,693	17.2%	76,652	16.4%	11,041	14.4%
General and administrative	55,460	10.9%	54,317	11.6%	1,143	2.1%
Research and development	26,998	5.3%	25,412	5.4%	1,586	6.2%
Total operating expenses	170,151	33.4%	156,381	33.5%	13,770	8.8%
Income from operations	$122,564	24.1%	$104,162	22.3%	$18,402	17.7%

Total Company gross profit increased during the three months ended June 30, 2017, as compared to the same period in the prior year, due to higher sales volumes and a 170 basis point increase in the gross profit percentage. The increase in the gross profit percentage was supported by the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, the favorable impact of lower product and manufacturing costs, and favorable mix benefits from high growth in CAG Diagnostics recurring revenues. These favorable impacts were slightly offset by a reduction of approximately 10 basis points from currency movements.

The increase in total Company sales and marketing expense during the three months ended June 30, 2017, as compared to the same period in the prior year, was due primarily to increased personnel-related costs as we continue to invest in  our global commercial infrastructure. The increase in general and administrative expense resulted primarily from information technology investments, including ongoing depreciation and maintenance associated with prior year projects, and higher personnel-related costs, offset by a prior year non-cash intangible asset impairment within our OPTI® Medical business.  Research and development expense increased primarily due to higher personnel-related and consultant costs.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

					Percentage	Percentage
Net Revenue	For the Three	For the Three			Change	Change	Organic
	Months Ended	Months Ended	Dollar	Percentage	from	from	Revenue
(dollars in thousands)	June 30, 2017	June 30, 2016	Change	Change	Currency	Acquisitions	Growth (1)

CAG Diagnostics
recurring revenue:	$380,319	$338,653	$41,666	12.3%	(1.2%)	0.2%	13.4%
IDEXX VetLab consumables	132,094	114,560	17,534	15.3%	(1.4%)	-	16.7%
Rapid assay products	60,266	55,777	4,489	8.0%	(0.5%)	-	8.5%
Reference laboratory diagnostic and
consulting services	171,298	153,134	18,164	11.9%	(1.4%)	0.4%	12.9%
CAG diagnostics services and accessories	16,661	15,182	1,479	9.7%	(1.4%)	-	11.1%
CAG Diagnostics capital - instruments	27,716	32,165	(4,449)	(13.8%)	(1.0%)	-	(12.8%)
Veterinary software, services and diagnostic
imaging systems	31,913	29,405	2,508	8.5%	(0.4%)	0.1%	8.8%
Net CAG revenue	$439,948	$400,223	$39,725	9.9%	(1.2%)	0.2%	10.9%
(1)	Amounts presented may not recalculate to organic revenue growth rates due to rounding

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was due primarily to increased volumes in reference laboratory diagnostic services and IDEXX VetLab consumables despite a tougher comparison to the prior-year period in Europe related to the timing of the Easter holiday and, to a lesser extent, higher realized prices.

IDEXX VetLab consumables revenue growth was primarily due to higher sales volumes in the U.S., Europe and the Asia-Pacific region for our Catalyst consumables and, to a lesser extent, ProCyte Dx® consumables and Sedivue DX® analyzer pay-per-run sales, resulting from growth in testing by existing customers and an expanded menu of available tests, as well as benefits from higher average unit sales prices.

The increase in rapid assay revenue resulted from higher sales volume and average unit price of canine SNAP® 4Dx Plus tests and higher sales volumes of single analyte SNAP products.

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

CAG Diagnostics services and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instruments Revenue. The decrease in CAG Diagnostics capital instruments revenue reflects comparison to strong prior year placement levels, and impacts related to our shift to focus sales incentives on the long-term economic value of a placement.  Our focus on economic value continues to drive increases in new and competitive Catalyst placements, which are the highest value placements due to the incremental CAG Diagnostic recurring revenue.  These high value increases are more than offset by declines in relatively lower value second Catalyst placements and LaserCyte to Procyte upgrade placements.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in customer information management and diagnostic imaging systems revenue was primarily due to increasing diagnostic imaging system placements, veterinary subscription service revenue and higher support revenue resulting from an increase in our installed base. These favorable factors were partially offset by fewer licensed-based Cornerstone  ® placements as we evolve to a subscription-based model for new practice management customer acquisitions and the timing of diagnostic imaging system revenue recognition from more deferred revenue placements under up-front customer loyalty programs, as compared to the same period in the prior year.

The following table presents the CAG segment results of operations:

	For the Three Months Ended June 30,				Increase
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$439,948		$400,223		$39,725	9.9%
Cost of revenue	189,862		180,220		9,642	5.4%
Gross profit	250,086	56.8%	220,003	55.0%	30,083	13.7%

Operating Expenses:
Sales and marketing	76,374	17.4%	66,867	16.7%	9,507	14.2%
General and administrative	45,396	10.3%	43,982	11.0%	1,414	3.2%
Research and development	19,585	4.5%	18,135	4.5%	1,450	8.0%
Total operating expenses	141,355	32.1%	128,984	32.2%	12,371	9.6%
Income from operations	$108,731	24.7%	$91,019	22.7%	$17,712	19.5%

CAG Gross Profit. Gross profit for CAG increased during the three months ended June 30, 2017, as compared to the same period in the prior year, primarily due to higher sales volume and a 180 basis point increase in the gross profit percentage for the three months ended June 30, 2017, as compared to the same period in the prior year. The gross profit percentage was supported by the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, the favorable impact of lower product and manufacturing costs, and favorable mix benefits from high growth in CAG Diagnostic recurring revenues. These favorable impacts were slightly offset by a reduction of approximately 10 basis points from currency movements.

CAG Operating Expense. The increase in sales and marketing expense during the three months ended June 30, 2017, as compared to the same period in the prior year, was due primarily to increased personnel-related costs as we continue to invest in  our global commercial infrastructure. The increase in general and administrative expense resulted primarily from higher personnel-related costs and, to a lesser extent, incremental information technology investments. The increase in research and development expense was due primarily to increased personnel-related costs.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended June 30,				Increase (Decrease)
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$29,424		$27,829		$1,595	5.7%
Cost of revenue	8,772		8,449		323	3.8%
Gross profit	20,652	70.2%	19,380	69.6%	1,272	6.6%

Operating Expenses:
Sales and marketing	3,505	11.9%	3,268	11.7%	237	7.3%
General and administrative	2,854	9.7%	2,607	9.4%	247	9.5%
Research and development	640	2.2%	762	2.7%	(122)	(16.0%)
Total operating expenses	6,999	23.8%	6,637	23.8%	362	5.5%
Income from operations	$13,653	46.4%	$12,743	45.8%	$910	7.1%

Revenue. The increase in Water revenue during the three months ended June 30, 2017, as compared to the same period in the prior year, was attributable to higher sales volumes of our Colilert test products and related accessories, used in coliform and E. coli testing in Europe, North America, Latin America, the Asia-Pacific region, supported by our go-direct initiatives.  These overall favorable impacts were offset by the prior year benefit of several large project orders in the U.S. and the launch of our Quanti-tray Sealer PLUS instrument, as well as a reduction of approximately 140 basis points from currency movements.

Gross Profit. Gross profit for Water increased during the three months ended June 30, 2017, as compared to the same period in the prior year, due to higher sales volumes as well as a 60 basis point increase in the gross profit percentage. The increase in the gross profit percentage was primarily due to the net benefit of price increases, partially offset by higher manufacturing costs. The overall change in currency exchange rates resulted in a decrease in the gross profit percentage of approximately 20 basis points during the three months ended June 30, 2017, as compared to the same period of the prior year.

Operating Expenses. The increase in Water operating expense during the three months ended June 30, 2017, as compared to the same period in the prior year, was primarily due to higher personnel-related costs related to increased head count in sales and marketing expense and general administrative expenses. Research and development expense for the three months ended June 30, 2017, as compared to the same period in the prior year, was lower due to certain project costs incurred in the second quarter of 2016.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended June 30,				Increase (Decrease)
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$33,553		$32,856		$697	2.1%
Cost of revenue	13,871		13,678		193	1.4%
Gross profit	19,682	58.7%	19,178	58.4%	504	2.6%

Operating Expenses:
Sales and marketing	6,941	20.7%	5,831	17.7%	1,110	19.0%
General and administrative	4,753	14.2%	5,150	15.7%	(397)	(7.7%)
Research and development	2,812	8.4%	3,128	9.5%	(316)	(10.1%)
Total operating expenses	14,506	43.2%	14,109	42.9%	397	2.8%
Income from operations	$5,176	15.4%	$5,069	15.4%	$107	2.1%

Revenue. The increase in LPD revenue for the three months ended June 30, 2017, as compared to the same period in the prior year, resulted from increased swine testing, primarily in China, as well as increased herd health screening in the Asia-Pacific region and expanded pregnancy testing, primarily in China, Europe and North America. These increases were partially offset by lower dairy testing volumes in Brazil and China. The overall change in exchange rates reduced revenue growth by approximately 140 basis points.

Gross Profit. The increase in LPD gross profit for the three months ended June 30, 2017, as compared to the same period in the prior year, was primarily due to higher sales volumes and a 30 basis point increase in the gross profit percentage, as compared to the same period in the prior year, reflecting favorable product mix from lower dairy testing volumes and the net benefit of price increases. These favorable factors were offset by approximately 20 basis points of unfavorable currency impact, as compared to the same period of the prior year.

Operating Expenses. The increase in LPD operating expenses for the three months ended June 30, 2017, as compared to the same period in the prior year, was primarily due to higher personnel-related costs related to increased headcount in sales and marketing, partly offset by a lower LPD allocation of overall overhead costs reflecting the higher relative growth in our CAG business as compared to LPD.  Research and development expense for the three months ended June 30, 2017, as compared to the same period in the prior year, was lower primarily due to lower personnel-related costs and consultant costs.

Other

The following table presents the Other results of operations:

	For the Three Months Ended June 30,				Increase (Decrease)
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$6,015		$5,661		$354	6.3%
Cost of revenue	3,512		3,370		142	4.2%
Gross profit	2,503	41.6%	2,291	40.5%	212	9.3%

Operating Expenses:
Sales and marketing	601	10.0%	739	13.1%	(138)	(18.7%)
General and administrative	826	13.7%	1,644	29.0%	(818)	(49.8%)
Research and development	308	5.1%	828	14.6%	(520)	(62.8%)
Total operating expenses	1,735	28.8%	3,211	56.7%	(1,476)	(46.0%)
Income (loss) from operations	$768	12.8%	$(920)	-16.3%	$1,688	(183.5%)

Revenue. The increase in Other revenue during the three months ended June 30, 2017, as compared to the same period in the prior year, was primarily due to higher sales volumes of our OPTI Medical blood gas analyzers and related consumables reflecting our customers restocking after temporary product availability constraints during the first quarter of 2017. The increase was partially offset by lower average realized prices as a result of product mix.

Gross Profit. Gross profit for Other increased due to higher sales volumes and a 110 basis points increase to the gross profit percentage related to lower overall OPTI Medical product costs. The overall change in currency exchange rates resulted in a decrease in the gross profit percentage of approximately 10 basis points.

Operating Expenses. The decrease in operating expense for the three months ended June 30, 2017, as compared to the same period in the prior year, was due primarily to an intangible asset impairment within our OPTI Medical business during the second quarter of 2016 and lower personnel cost in research and development as a result of discontinuing our product development activities in the human point-of-care medical diagnostics market.

During the first quarter of 2016, management reviewed our OPTI Medical product offering, which resulted in a discontinuance of our product development activities in the human point-of-care medical diagnostics market and a decision to focus our commercial efforts to support our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer.  During the second quarter of 2016, management identified unfavorable trends in our OPTI Medical business resulting from this change in strategy. We revised our forecasts downward, causing us to assess the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the OPTI Medical asset group. As a result of this change in strategy, we assessed the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the asset group and recorded a non-cash intangible asset impairment of $1.1 million during the three months ended June 30, 2016.

Unallocated Amounts

The following table presents the Unallocated Amounts results of operations:

	For the Three Months Ended June 30,		Increase (Decrease)
Results of Operations
(dollars in thousands)	2017	2016	Amount	Percentage

Revenues	$-	$-	$-	N/A
Cost of revenue	208	309	(101)	(32.7%)
Gross profit	(208)	(309)	101	(32.7%)

Operating Expenses:
Sales and marketing	272	(53)	325	(613.2%)
General and administrative	1,631	934	697	74.6%
Research and development	3,653	2,559	1,094	42.8%
Total operating expenses	5,556	3,440	2,116	61.5%
Loss from operations	$(5,764)	$(3,749)	$(2,015)	53.7%

We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Gross Profit. Costs of revenues that were not allocated to segments were consistent during the three months ended June 30, 2017, as compared to the same period in the prior year.

Operating Expenses. The increase in operating expenses during the three months ended June 30, 2017, as compared to the same period in the prior year, was primarily due to higher than budgeted employee incentive costs and corporate function spending in research and development, information technology and human resources, as well as higher than anticipated self-insurance claims and workers’ compensation claims. These increases were partially offset by prior year foreign currency losses on monetary assets, as compared to gains in the current year, and customer interest payments on overdue accounts.

Non-Operating Items

Interest Income. Interest income was $1.2 million for the three months ended June 30, 2017, as compared to $0.9 million for the three months ended June 30, 2016. The increase in interest income was due primarily to a relatively larger portfolio of marketable securities during the three months ended June 30, 2017, as compared to the same period of the prior year.

Interest Expense. Interest expense was $9.2 million for the three months ended June 30, 2017, as compared to $8.2 million for the same period of the prior year. The increase in interest expense was due to higher outstanding balances and higher floating interest rates on our Credit Facility.

Provision for Income Taxes. Our effective income tax rate was 25.5 percent for the three months ended June 30, 2017, and 30.6 percent for the three months ended June 30, 2016. The decrease in our effective tax rate for the three months ended June 30, 2017, as compared to the same period of the prior year, was primarily related to the adoption of FASB ASU 2016-09 related to share-based compensation discussed further in Note 2 to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q. The change in accounting guidance reduced our effective income tax rate by approximately 6 percentage points for the three months ended June 30, 2017.

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

Total Company. The following table presents total Company revenue by operating segment:

	For the Six	For the Six			Percentage	Percentage	Organic
Net Revenue	Months Ended	Months Ended	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	June 30, 2017	June 30, 2016	Change	Change	Currency	Acquisitions	Growth (1)

CAG	$843,175	$757,862	$85,313	11.3%	(1.0%)	0.2%	12.1%
United States	566,317	508,417	57,900	11.4%	-	0.1%	11.3%
International	276,858	249,445	27,413	11.0%	(3.0%)	0.3%	13.7%

Water	54,501	51,381	3,120	6.1%	(1.2%)	-	7.2%
United States	27,385	26,379	1,006	3.8%	-	-	3.8%
International	27,116	25,002	2,114	8.5%	(2.5%)	-	10.9%

LPD	62,870	63,712	(842)	(1.3%)	(0.9%)	-	(0.4%)
United States	6,917	6,502	415	6.4%	-	-	6.4%
International	55,953	57,210	(1,257)	(2.2%)	(1.0%)	-	(1.2%)

Other	10,415	11,164	(749)	(6.7%)	(0.2%)	-	(6.5%)

Total Company	$970,961	$884,119	$86,842	9.8%	(1.0%)	0.1%	10.7%
United States	604,308	544,697	59,611	10.9%	-	0.1%	10.9%
International	366,653	339,422	27,231	8.0%	(2.5%)	0.3%	10.3%
(1)	Amounts presented may not recalculate to organic revenue growth rates due to rounding.

The increase in both U.S. and international organic revenues, for the six months ended June 30, 2017, as compared to the same period in the prior year, was driven by strong volume gains in CAG Diagnostics recurring revenue, supported by our differentiated diagnostic technologies that are driving increased volumes from new and existing customers in our reference laboratory business and continued expansion of our CAG Diagnostics instrument installed base, as well as growth in our Sedivue analyzer. International organic growth was strong in Europe and Asia Pacific, reflecting the aforementioned CAG Diagnostics recurring volume driven growth, and growth in our Water business primarily due to our Colilert  ® test products, offset by declines in LPD, primarily from lower herd health screening in the Asia-Pacific region.

	For the Six Months Ended June 30,				Increase
Total Company - Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$970,961		$884,119		$86,842	9.8%
Cost of revenue	420,055		396,039		24,016	6.1%
Gross profit	550,906	56.7%	488,080	55.2%	62,826	12.9%

Operating Expenses:
Sales and marketing	174,937	18.0%	156,481	17.7%	18,456	11.8%
General and administrative	108,374	11.2%	103,612	11.7%	4,762	4.6%
Research and development	52,788	5.4%	50,032	5.7%	2,756	5.5%
Total operating expenses	336,099	34.6%	310,125	35.1%	25,974	8.4%
Income from operations	$214,807	22.1%	$177,955	20.1%	$36,852	20.7%

Total Company gross profit increased during the six months ended June 30, 2017, as compared to the same period in the prior year, due to higher sales volumes and a 150 basis point increase in the gross profit percentage. The increase in the gross profit percentage was primarily supported by the net benefit of price increases in our CAG Diagnostic recurring portfolio, the favorable impact of lower product and manufacturing costs and favorable mix benefits from high growth in CAG Diagnostics recurring revenues. The gross profit percentage was unfavorably impacted by approximately 20 basis points of currency impact during the six months ended June 30, 2017, as compared to the same period of the prior year.

The increase in total Company sales and marketing expense during the six months ended June 30, 2017, as compared to the same period in the prior year, was due primarily to increased personnel-related costs as we continue to invest in  our global commercial infrastructure. The increase in general and administrative expense resulted primarily from information technology investments, including ongoing depreciation and maintenance associated with prior year projects, and higher personnel-related costs, offset by a prior year non-cash intangible asset impairment within our OPTI Medical business. Research and development expense increased primarily due to higher personnel-related and consultant costs.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

					Percentage	Percentage
Net Revenue	For the Six	For the Six			Change	Change	Organic
	Months Ended	Months Ended	Dollar	Percentage	from	from	Revenue
(dollars in thousands)	June 30, 2017	June 30, 2016	Change	Change	Currency	Acquisitions	Growth (1)

CAG Diagnostics
recurring revenue:	$726,999	$644,494	$82,505	12.8%	(1.0%)	0.2%	13.6%
IDEXX VetLab consumables	255,647	222,529	33,118	14.9%	(1.1%)	-	16.0%
Rapid assay products	108,161	98,863	9,298	9.4%	(0.4%)	-	9.8%
Reference laboratory diagnostic and
consulting services	330,367	293,842	36,525	12.4%	(1.2%)	0.4%	13.2%
CAG diagnostics services and accessories	32,824	29,260	3,564	12.2%	(1.2%)	-	13.4%
CAG Diagnostics capital - instruments	53,899	54,808	(909)	(1.7%)	(1.3%)	-	(0.4%)
Veterinary software, services and diagnostic
imaging systems	62,277	58,560	3,717	6.3%	(0.1%)	-	6.5%
Net CAG revenue	$843,175	$757,862	$85,313	11.3%	(1.0%)	0.2%	12.1%
(1)	Amounts presented may not recalculate to organic revenue growth rates due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was due primarily to increased volumes in reference laboratory diagnostic services and IDEXX VetLab consumables and, to a lesser extent, higher realized prices.

IDEXX VetLab consumables revenue growth was primarily due to higher sales volumes in the U.S., Europe and the Asia-Pacific region for our Catalyst consumables and, to a lesser extent, ProCyte Dx® consumables and SediVue Dx analyzer pay-per-run sales, resulting from growth in testing by existing customers and an expanded menu of available tests, as well as benefits from higher average unit sales prices.

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

CAG Diagnostics services and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instruments Revenue. The decrease in CAG Diagnostics capital instruments revenue reflects comparison to strong prior year placement levels, and impacts related to our shift to focus sales incentives on the long-term economic value of a placement.  Our focus on economic value continues to drive increases in new and competitive Catalyst placements.  Revenue from these high value placements and sales of our SediVue Dx analyzer, launched in North America in April 2016 and in select international markets beginning 2017, are more than offset by declines in relatively lower value second Catalyst placements and LaserCyte to Procyte upgrade placements.

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

The following table presents the CAG segment results of operations:

	For the Six Months Ended June 30,				Increase
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$843,175		$757,862		$85,313	11.3%
Cost of revenue	372,019		347,067		24,952	7.2%
Gross profit	471,156	55.9%	410,795	54.2%	60,361	14.7%

Operating Expenses:
Sales and marketing	154,156	18.3%	137,433	18.1%	16,723	12.2%
General and administrative	89,463	10.6%	85,079	11.2%	4,384	5.2%
Research and development	38,951	4.6%	35,886	4.7%	3,065	8.5%
Total operating expenses	282,570	33.5%	258,398	34.1%	24,172	9.4%
Income from operations	$188,586	22.4%	$152,397	20.1%	$36,189	23.7%

CAG Gross Profit. Gross profit for CAG increased during the six months ended June 30, 2017, as compared to the same period in the prior year, primarily due to higher sales volume and a 170 basis point increase in the gross profit percentage for the six months ended June 30, 2017, as compared to the same period in the prior year. The gross profit percentage was primarily supported by the net benefit of price increases in our CAG Diagnostic recurring portfolio, the favorable impact of lower product and manufacturing costs, and favorable mix benefits from high growth in CAG Diagnostic recurring revenues. These favorable impacts were slightly offset by a reduction of approximately 20 basis points from currency movements.

CAG Operating Expense. The increase in sales and marketing expense during the six months ended June 30, 2017, as compared to the same period in the prior year, was due primarily to increased personnel-related costs as we continue to invest in  our global commercial infrastructure. The increase in general and administrative expense resulted primarily from higher personnel-related costs to support overall growth. The increase in research and development expense was also due primarily to increased personnel-related costs.

Water

The following table presents the Water segment results of operations:

	For the Six Months Ended June 30,				Increase (Decrease)
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$54,501		$51,381		$3,120	6.1%
Cost of revenue	16,374		15,895		479	3.0%
Gross profit	38,127	70.0%	35,486	69.1%	2,641	7.4%

Operating Expenses:
Sales and marketing	7,168	13.2%	6,490	12.6%	678	10.4%
General and administrative	5,785	10.6%	5,105	9.9%	680	13.3%
Research and development	1,258	2.3%	1,469	2.9%	(211)	(14.4%)
Total operating expenses	14,211	26.1%	13,064	25.4%	1,147	8.8%
Income from operations	$23,916	43.9%	$22,422	43.6%	$1,494	6.7%

Revenue. The increase in Water revenue during the six months ended June 30, 2017, as compared to the same period in the prior year, was attributable to the benefits of price increases, partially driven by our go-direct initiative in Brazil and, to a lesser extent, higher sales volumes of our Colilert test products and related accessories, used in coliform and E. coli testing in North America, the Asia-Pacific region and Europe.  These overall favorable impacts were offset by a reduction of approximately 120 basis points from currency movements.

Gross Profit. Gross profit for Water increased during the six months ended June 30, 2017, as compared to the same period in the prior year, due to higher sales volumes as well as a 90 basis point increase in the gross profit percentage. The increase in the gross profit percentage was primarily due to the net benefit of price increases. The overall change in currency exchange rates resulted in a decrease in the gross profit percentage of approximately 20 basis points during the six months ended June 30, 2017, as compared to the same period of the prior year.

Operating Expenses. The increase in Water operating expense during the six months ended June 30, 2017, as compared to the same period in the prior year, was primarily due to higher personnel-related costs related to increased head count in sales and marketing expense and general administrative expenses. Research and development expense for the six months ended June 30, 2017, as compared to the same period in the prior year, was lower due to certain project costs that were incurred in the first six months of 2016.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Six Months Ended June 30,				Increase (Decrease)
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$62,870		$63,712		$(842)	(1.3%)
Cost of revenue	26,343		26,557		(214)	(0.8%)
Gross profit	36,527	58.1%	37,155	58.3%	(628)	(1.7%)

Operating Expenses:
Sales and marketing	12,476	19.8%	11,410	17.9%	1,066	9.3%
General and administrative	9,162	14.6%	9,986	15.7%	(824)	(8.3%)
Research and development	5,911	9.4%	6,120	9.6%	(209)	(3.4%)
Total operating expenses	27,549	43.8%	27,516	43.2%	33	0.1%
Income from operations	$8,978	14.3%	$9,639	15.1%	$(661)	(6.9%)

Revenue. The decrease in LPD revenue for the six months ended June 30, 2017, as compared to the same period in the prior year, resulted from lower dairy testing volumes in China and Brazil, as well as lower herd health screening in the Asia-Pacific region. These decreases were partially offset by an increase in swine testing, primarily in China, as well as expanded pregnancy testing worldwide.  The overall change in exchange rates contributed approximately 90 basis points to the overall decline.

Gross Profit. The decrease in LPD gross profit for the six months ended June 30, 2017, as compared to the same period in the prior year, was due to lower sales volume as well as a 20 basis point reduction in the gross profit percentage reflecting higher product costs and royalty expense. Royalty expense was lower in the first quarter of 2016, due to the receipt of a royalty credit. These unfavorable factors were offset by approximately 30 basis points of currency impact due to hedging gains during the six months ended June 30, 2017, as compared to hedging losses in the same period of the prior year.

Operating Expenses. Overall LPD operating expenses for the six months ended June 30, 2017, as compared to the same period in the prior year, was relatively unchanged. Sales and marketing expenses increased during the six months ended June 30, 2017, as compared to the same period in the prior year, due to increases in commercial infrastructure investments within emerging markets. General and administration expenses were lower due to a lower LPD allocation of overall overhead costs reflecting the higher relative growth in our CAG business as compared to LPD. Research and development expense for the six months ended June 30, 2017, was generally consistent with the same period of the prior year.

Other

The following table presents the Other results of operations:

	For the Six Months Ended June 30,				Decrease
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$10,415		$11,164		$(749)	(6.7%)
Cost of revenue	5,801		5,950		(149)	(2.5%)
Gross profit	4,614	44.3%	5,214	46.7%	(600)	(11.5%)

Operating Expenses:
Sales and marketing	1,220	11.7%	1,544	13.8%	(324)	(21.0%)
General and administrative	1,617	15.5%	3,600	32.2%	(1,983)	(55.1%)
Research and development	616	5.9%	1,827	16.4%	(1,211)	(66.3%)
Total operating expenses	3,453	33.2%	6,971	62.4%	(3,518)	(50.5%)
Income (loss) from operations	$1,161	11.1%	$(1,757)	-15.7%	$2,918	(166.1%)

Revenue. The decrease in Other revenue during the six months ended June 30, 2017, as compared to the same period in the prior year, was primarily due to lower sales volumes of our OPTI Medical blood gas analyzers and related consumables as a result of temporary product availability constraints during the first quarter of 2017, partially offset by price increases.

Gross Profit. Gross profit for Other decreased due to lower sales volumes and a 240 basis points reduction to the gross profit percentage related to higher overall OPTI Medical product costs, partially offset by the net benefit of price increases. The overall change in currency exchange rates resulted in a decrease in the gross profit percentage of approximately 10 basis points.

Operating Expenses. The decrease in operating expense for the six months ended June 30, 2017, as compared to the same period in the prior year, was due primarily to an intangible asset impairment within our OPTI Medical business during the first half of 2016 and lower personnel cost in research and development as a result of discontinuing our product development activities in the human point-of-care medical diagnostics market.

 During the first quarter of 2016, management reviewed our OPTI Medical product offering, which resulted in a discontinuance of our product development activities in the human point-of-care medical diagnostics market and a decision to focus our commercial efforts to support our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer.  During the second quarter of 2016, management identified unfavorable trends in our OPTI Medical business resulting from this change in strategy. We revised our forecasts downward, causing us to assess the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the OPTI Medical asset group. As a result of this change in strategy, we assessed the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the asset group and recorded a non-cash intangible asset impairment of $2.2 million during the six months ended June 30, 2016.

Unallocated Amounts

The following table presents the Unallocated Amounts results of operations:

	For the Six Months Ended June 30,		Increase (Decrease)
Results of Operations
(dollars in thousands)	2017	2016	Amount	Percentage

Revenues	$-	$-	$-	N/A
Cost of revenue	(482)	570	(1,052)	(184.6%)
Gross profit	482	(570)	1,052	(184.6%)

Operating Expenses:
Sales and marketing	(83)	(396)	313	(79.0%)
General and administrative	2,347	(158)	2,505	(1585.4%)
Research and development	6,052	4,730	1,322	27.9%
Total operating expenses	8,316	4,176	4,140	99.1%
Loss from operations	$(7,834)	$(4,746)	$(3,088)	65.1%

We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Gross Profit. The decrease in cost of revenue that were not allocated to segments during the six months ended June 30, 2017, as compared to the same period in the prior year, was primarily due to lower than anticipated personnel-related costs, including self-insured health claims.

Operating Expenses. The increase in operating expenses during the six months ended June 30, 2017, as compared to the same period in the prior year, was primarily due to, higher than budgeted employee incentive costs and corporate function spending in research and development, information technology and human resources, as well as higher than anticipated self-insurance claims and workers’ compensation claims. These increases were partially offset by prior year foreign currency losses on monetary assets, as compared to gains in the current year, and customer interest payments on overdue accounts.

Non-Operating Items

Interest Income. Interest income was $2.3 million for the six months ended June 30, 2017, as compared to $1.7 million for the six months ended June 30, 2016. The increase in interest income was due primarily to a relatively larger portfolio of marketable securities during the six months ended June 30, 2017, as compared to the same period of the prior year.

Interest Expense. Interest expense was $17.7 million for the six months ended June 30, 2017, as compared to $16.5 million for the same period of the prior year. The increase in interest expense was due to higher outstanding balances and higher floating interest rates on our Credit Facility.

Provision for Income Taxes. Our effective income tax rate was 22.5 percent for the six months ended June 30, 2017, and 30.6 percent for the six months ended June 30, 2016. The decrease in our effective tax rate for the six months ended June 30, 2017, as compared to the same period of the prior year, was primarily related to the adoption of FASB ASU 2016-09 related to share-based compensation discussed further in Note 2 to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q. The change in accounting guidance reduced our effective income tax rate by approximately 9 percentage points for the six months ended June 30, 2017.

Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings and amounts available on our $850 million five-year unsecured revolving credit facility under an amended and restated credit agreement that we executed in December 2015 (the “Credit Facility”). At June 30, 2017, we had $422.9 million of cash, cash equivalents and marketable securities, as compared to $391.8 million on December 31, 2016. Working capital, including our Credit Facility, totaled negative $82.8 million at June 30, 2017, as compared to negative $89.0 million at December 31, 2016. Additionally, at June 30, 2017, we had remaining borrowing availability of $145 million under our $850 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, our portfolio of short-duration marketable securities, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will also be sufficient for the foreseeable future to fund our business as currently conducted.

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

The following table presents cash, cash equivalents and marketable securities held domestically and by our foreign subsidiaries at June 30, 2017, and December 31, 2016:

Cash, cash equivalents and marketable securities	June 30,	December 31,
(dollars in thousands)	2017	2016

U.S.	$2,212	$4,833
Foreign	420,686	387,017
Total	$422,898	391,850

Total cash, cash equivalents and marketable securities held in U.S. dollars	$305,612	$285,756

Percentage of total cash, cash equivalents and marketable securities held in U.S. dollars	72.3%	72.9%

 The following table presents marketable securities at fair value as of June 30, 2017, and December 31, 2016:

Marketable securities		Percent of		Percent of
(dollars in thousands)	June 30, 2017	Total	December 31, 2016	Total

Corporate bonds	$131,113	51.0%	$130,771	55.2%
Certificates of deposit	44,423	17.3%	40,400	17.1%
Asset backed securities	29,889	11.6%	27,315	11.5%
U.S. government bonds	21,087	8.2%	12,231	5.2%
Commercial paper	14,816	5.8%	20,228	8.5%
Treasury bills	7,986	3.1%	-	0.0%
Agency bonds	7,609	3.0%	4,604	1.9%
Municipal bonds	-	0.0%	1,400	0.6%
Total marketable securities	$256,923		$236,949

Of the $166 million of cash and cash equivalents held as of June 30, 2017, 77 percent was held as bank deposits, 19 percent was invested in money market funds restricted to U.S. government and agency securities, and the remainder consisted of commercial paper and other securities with original maturities of less than ninety days.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016

Days sales outstanding (1)	41.7	42.4	42.1	42.4	41.5
Inventory turns (2)	2.0	1.9	2.0	1.8	1.7

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Six Months Ended June 30,
(dollars in thousands)	2017	2016	Dollar Change

Net cash provided by operating activities	$141,466	$137,873	$3,593
Net cash used by investing activities	(72,714)	(53,562)	(19,152)
Net cash used by financing activities	(62,087)	(75,697)	13,610
Net effect of changes in exchange rates on cash	4,409	3,531	878
Net change in cash and cash equivalents	$11,074	$12,145	$(1,071)

Operating Activities. The increase in cash provided by operating activities of $3.6 million was driven primarily by the increase in net income, including the impact of adopting the new accounting guidance to share-based compensation, offset by the changes in operating assets and liabilities. The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Six Months Ended June 30,
(dollars in thousands)	2017	2016	Dollar Change

Accounts receivable	$(32,400)	$(23,647)	$(8,753)
Inventories	(18,850)	214	(19,064)
Accounts payable	1,422	99	1,323
Deferred revenue	1,898	3,088	(1,190)
Other assets and liabilities	(21,426)	(3,994)	(17,432)
Tax benefit from share-based compensation arrangements	-	(4,791)	4,791
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(69,356)	$(29,031)	$(40,325)

Cash used by accounts receivable during the six months ended June 30, 2017, as compared to cash used during the same period in the prior year, increased approximately $8.8 million as a result of higher revenues, period over period. Cash used by inventory during the six months ended June 30, 2017, as compared to cash provided during the same period in the prior year, increased by $19.1 million, driven by operational initiatives to optimize inventory levels that were implemented in the first half of 2016, which followed a period of inventory growth to support new products and increasing demand, timing impacts of inventory shipments between the fourth quarter of 2016 and the first quarter of 2017 and the acceleration of certain purchases into the first quarter of 2017 to achieve favorable product costs. Cash used by other assets and liabilities during the six months ended June 30, 2017 increased $17.4 million primarily as a result of higher relative employee incentive compensation payments, compared to the same period in the prior year.

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

Investing Activities. Cash used by investing activities was $72.7 million for the six months ended June 30, 2017, as compared to $53.6 million for the same period of the prior year. The increase in cash used by investing activities was primarily due to acquisitions of businesses during the first half of 2017.

Financing Activities. Cash used by financing activities was $62.1 million for the six months ended June 30, 2017, as compared to cash used by financing activities of $75.7 million for the same period in the prior year. The decrease in cash used by financing activities was due to an increase in borrowings on our revolving credit facility and an increase in proceeds from exercises of stock options and under the employee stock purchase plan primarily due to the increase in share price, offset by an increase in repurchases of our common stock and the impacts of adopting the new accounting guidance related to share-based compensation, which resulted in reclassification to operating activities.

Cash used to repurchase shares of our common stock increased $94.3 million during the six months ended June 30, 2017, as compared to the same period of the prior year. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash provided of $108.0 million during the six months ended June 30, 2017, as compared to the same period of the prior year. At June 30, 2017, we had $704.0 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

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

The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization and certain other non-cash charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At June 30, 2017, we were in compliance with the covenants of the Credit Facility and Senior Note Agreements. The following details our consolidated leverage ratio calculation as of June 30, 2017:

June 30,
Trailing 12 Months Adjusted EBITDA:	2017

Net income attributable to stockholders	$263,200
Interest expense	33,285
Provision for income taxes	94,685
Depreciation and amortization	80,901
Share-based compensation expense	21,706
Adjusted EBITDA	$493,777

June 30,
Debt to Adjusted EBITDA Ratio:	2017

Line of credit	$704,000
Long-term debt	600,891
Total debt	1,304,891
Acquisition-related contingent consideration payable	4,088
Capitalized leases	514
U.S. GAAP change - deferred financing costs	523
Gross debt	1,310,016
Gross debt to Adjusted EBITDA ratio	2.65

Less: Cash and cash equivalents	(165,975)
Less: Marketable securities	(256,923)
Net debt	$887,118
Net debt to Adjusted EBITDA ratio	1.80

Adjusted EBITDA, gross debt, net debt, gross debt to Adjusted EBITDA ratio and net debt to Adjusted EBITDA ratio are non-GAAP financial measures which should be considered in addition to, and not as a  replacement for, financial measures presented according to U.S. GAAP.  Management believes that reporting these non-GAAP financial measures provides supplemental analysis to help investors further evaluate our business performance and available borrowing capacity under our Credit Facility.

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at June 30, 2017, are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements contained in our 2016 Annual Report.

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

Foreign currency exchange impacts. For both the three and six months ended June 30, 2017, approximately 20 percent of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 20 percent for both the three and six months ended June 30, 2016. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and trade receivables and payables balances, and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for the remainder of 2017, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1 percent strengthening of the U.S. dollar would reduce revenue by approximately $4 million and operating income by approximately $2 million. Additionally, we project our foreign currency hedge contracts in place as of June 30, 2017, would result in incremental offsetting gains of approximately $1 million. The impact of the intercompany and trade balances, and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on such balances.

The following table presents the foreign currency exchange impact on our revenues, operating profit and diluted earnings per share for the three and six months ended June 30, 2017 and 2016, as compared to the respective prior periods:

	For the Three Months Ended		For the Six Months Ended
(dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenue impact	$(5,301)	$(2,802)	$(8,256)	$(10,375)

Operating profit impact, excluding hedge activity	$(2,044)	$(2,165)	$(4,496)	$(4,674)

Hedge gains - prior year	(80)	(5,066)	(889)	(9,545)
Hedge gains - current year	753	80	1,828	889
Hedging activity impact	673	(4,986)	939	(8,656)

Operating profit impact, including hedge activity	$(1,371)	$(7,151)	$(3,557)	$(13,330)
Diluted earnings per share impact, including hedge activity	$(0.01)	$(0.06)	$(0.03)	$(0.11)

            At our current foreign exchange rate assumptions, we anticipate that a stronger U.S. dollar will have an adverse effect on our operating results by decreasing our revenues, operating profit and diluted earnings per share in the year ending December 31, 2017, by approximately $7 million, $4 million, and $0.03 per share, respectively. This unfavorable impact is net of projected 2017 benefits from previously established foreign currency hedging contracts, which is expected to increase total company operating profit by less than $1 million and diluted earnings per share by less than $0.01 in the year ending December 31, 2017. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimate assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.12, the British pound at $1.28, the Canadian dollar at $0.76, the Australian dollar at $0.75, the Japanese yen at ¥114, Chinese renminbi at RMB 6.80 and Brazilian real at R$3.40 to the U.S. dollar for the remainder of 2017.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(a)		(b)	(c)	(d)

April 1 to April 30, 2017	47,642		$155.13	47,642	3,297,887
May 1 to May 31, 2017	296,436		$163.79	296,436	6,001,451
June 1 to June 30, 2017	353,129		$165.30	352,202	5,649,249
Total	697,207	(2)	$163.97	696,280	5,649,249

The total shares repurchased include shares purchased in the open market and shares surrendered for employee statutory tax withholding. See Part 1, Item 1, “Note 10. Repurchases of Common Stock” for discussion on shares repurchased.

(1)

On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently the maximum level of shares that may be repurchased under the program was increased from 65 million to 68 million shares on May 2, 2017. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended June 30, 2017, and no share repurchase programs expired during the period. Repurchases of 696,280 shares were made during the three months ended June 30, 2017, in transactions made pursuant to our share repurchase program.

(2)

During the three months ended June 30, 2017, we received 927 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

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

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: August 1, 2017	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.