Form 10-Q
period 2017-09-30
IDEXX LABORATORIES INC /DE
filed 2017-10-31
CIK 874716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant’s Common Stock, $0.10 par value per share,  was 87,218,713 on October  24, 2017.

GLOSSARY OF TERMS AND SELECTED ABBREVIATIONS

In order to aid the reader, we have included certain terms and abbreviations used throughout this Quarterly Report on Form 10-Q below:

Term/ Abbreviation	Definition

AOCI	Accumulated other comprehensive income or loss
ASU 2014-09	Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606), also referred to as the “New Revenue Standard”
ASU 2016-09	ASU 2016-09, “Compensation – Stock Compensation (Topic 781): Improvements to Employee Share-Based Payment Accounting”
ASU 2017-01	ASU 2017-01, “Business Combinations (Topic 805): Clarify the Definition of a Business”
CAG	Companion Animal Group, a reporting segment, provides veterinarians diagnostic products and services and information management solutions that enhance the health and well-being of pets
Credit Facility	Our $850 million five-year unsecured revolving credit facility under an amended and restated credit agreement that was executed in December 2015
EPS	Earnings per share. If not specifically stated, EPS refers to earnings per share on a diluted basis
EU	European Union
FASB	U.S. Financial Accounting Standards Board
LPD	Livestock, Poultry and Dairy, a reporting segment, provides diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve dairy efficiency
OCI	Other comprehensive income or loss
OPTI Medical

OPTI Medical Systems, Inc., a wholly-owned subsidiary of IDEXX Laboratories Inc., located in Roswell, Georgia. This business manufactures and supplies blood gas analyzers and consumables worldwide for the human point-of-care medical diagnostics market. The Roswell facility also manufactures electrolytes slides (instrument consumables) to run Catalyst One® and Catalyst Dx®, and blood gas analyzers and consumables for the veterinary market. Also referred to as OPTI

R&D	Research and Development
SEC	U.S. Securities and Exchange Commission
Senior Notes Agreement	Private placement senior notes having an aggregate principal amount of approximately $600 million, referred to as senior notes
U.S. GAAP	Accounting principles generally accepted in the United States of America
Water	Water, a reporting segment, provides water microbiology testing products around the world

IDEXX LABORATORIES, INC.

Quarterly Report on Form 10-Q

PART I— FINANCIAL INFORMATION

Item 1.  Financial Statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016

ASSETS
Current Assets:
Cash and cash equivalents	$169,019	$154,901
Marketable securities	285,085	236,949
Accounts receivable, net of reserves of $4,873 in 2017 and $4,523 in 2016	228,159	204,494
Inventories	176,749	158,034
Other current assets	83,710	91,206
Total current assets	942,722	845,584
Long-Term Assets:
Property and equipment, net	367,513	357,422
Goodwill	199,521	178,228
Intangible assets, net	45,251	46,155
Other long-term assets	114,327	103,315
Total long-term assets	726,612	685,120
TOTAL ASSETS	$1,669,334	$1,530,704

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$60,583	$60,057
Accrued liabilities	220,507	236,131
Line of credit	686,250	611,000
Current portion of deferred revenue	29,203	27,380
Total current liabilities	996,543	934,568
Long-Term Liabilities:
Deferred income tax liabilities	33,205	39,287
Long-term debt	604,149	593,110
Long-term deferred revenue, net of current portion	34,245	33,015
Other long-term liabilities	49,583	38,937
Total long-term liabilities	721,182	704,349
Total liabilities	1,717,725	1,638,917

Commitments and Contingencies (Note 14)

Stockholders’ Deficit:
Common stock, $0.10 par value: Authorized: 120,000 shares; Issued: 104,120 shares in 2017 and 103,341 shares in 2016	10,412	10,334
Additional paid-in capital	1,060,689	1,011,895
Deferred stock units: Outstanding: 229 units in 2017 and 231 units in 2016	5,944	5,514
Retained earnings	765,288	540,401
Accumulated other comprehensive loss	(34,648)	(43,053)
Treasury stock, at cost: 16,819 shares in 2017 and 15,367 shares in 2016	(1,856,307)	(1,633,443)
Total IDEXX Laboratories, Inc. stockholders’ deficit	(48,622)	(108,352)
Noncontrolling interest	231	139
Total stockholders’ deficit	(48,391)	(108,213)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,669,334	$1,530,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue:
Product revenue	$291,031	$266,321	$867,087	$800,273
Service revenue	200,945	181,987	595,850	532,154
Total revenue	491,976	448,308	1,462,937	1,332,427
Cost of Revenue:
Cost of product revenue	109,848	103,909	323,205	310,450
Cost of service revenue	108,126	97,669	314,824	287,167
Total cost of revenue	217,974	201,578	638,029	597,617
Gross profit	274,002	246,730	824,908	734,810

Expenses:
Sales and marketing	88,818	79,972	263,755	236,453
General and administrative	57,186	52,627	165,560	156,239
Research and development	27,585	25,672	80,373	75,704
Income from operations	100,413	88,459	315,220	266,414
Interest expense	(9,764)	(7,786)	(27,508)	(24,294)
Interest income	1,400	851	3,659	2,599
Income before provision for income taxes	92,049	81,524	291,371	244,719
Provision for income taxes	21,535	25,072	66,392	75,036
Net income	70,514	56,452	224,979	169,683
Less: Net income attributable to noncontrolling interest	3	(3)	92	7
Net income attributable to IDEXX Laboratories, Inc. stockholders	$70,511	$56,455	$224,887	$169,676

Earnings per Share:
Basic	$0.81	$0.63	$2.56	$1.89
Diluted	$0.79	$0.62	$2.51	$1.87
Weighted Average Shares Outstanding:
Basic	87,537	89,894	87,884	89,881
Diluted	89,256	91,138	89,735	90,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$70,514	$56,452	$224,979	$169,683
Other comprehensive income, net of tax:
Foreign currency translation adjustments	8,282	1,687	24,250	10,873
Unrealized loss on net investment hedge	(2,035)	(732)	(6,895)	(1,649)
Unrealized gain on investments, net of tax expense of $12 and $35 in 2017 and $19 and $134 in 2016	23	9	109	334
Unrealized loss on derivative instruments:
Unrealized loss, net of tax (benefit) of ($1,836) and ($5,035) in 2017 and ($57) and ($694) in 2016	(3,090)	(129)	(8,472)	(1,570)
Less: reclassification adjustment for loss (gains) included in net income, net of tax benefit (expense) of $333 and ($348) in 2017 and ($197) and ($313) in 2016	560	(451)	(587)	(804)
Unrealized (loss) on derivative instruments	(2,530)	(580)	(9,059)	(2,374)
Other comprehensive gain, net of tax	3,740	384	8,405	7,184
Comprehensive income	74,254	56,836	233,384	176,867
Less: comprehensive income (loss) attributable to noncontrolling interest	3	(3)	92	7
Comprehensive income attributable to IDEXX Laboratories, Inc.	$74,251	$56,839	$233,292	$176,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDEXX LABORATORIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016

Cash Flows from Operating Activities:
Net income	$224,979	$169,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,620	57,977
Impairment charge	-	2,228
Provision for uncollectible accounts	1,396	842
(Provision for) benefit of deferred income taxes	(438)	6,243
Share-based compensation expense	17,762	15,021
Other	516	1,887
Tax benefit from share-based compensation arrangements (Note 2)	-	(10,225)
Changes in assets and liabilities:
Accounts receivable	(18,724)	(16,647)
Inventories	(22,966)	(2,503)
Other assets and liabilities	(10,734)	12,380
Accounts payable	(3,540)	(2,496)
Deferred revenue	2,279	3,798
Net cash provided by operating activities	252,150	238,188
Cash Flows from Investing Activities:
Purchases of property and equipment	(54,370)	(49,956)
Purchase of marketable securities	(269,798)	(178,829)
Proceeds from the sale and maturities of marketable securities	224,816	152,277
Acquisitions of intangible assets	(320)	-
Acquisitions of a business, net of cash acquired	(14,529)	-
Net cash used by investing activities	(114,201)	(76,508)
Cash Flows from Financing Activities:
Borrowings (repayments) on revolving credit facilities, net	75,250	(85,000)
Debt issue costs	-	(57)
Repurchases of common stock	(228,693)	(91,562)
Proceeds from exercises of stock options and employee stock purchase plans	31,314	28,815
Payment of acquisition-related contingent consideration	-	(3,633)
Shares withheld for statutory tax withholding on restricted stock (Note 2)	(7,829)	(3,732)
Tax benefit from share-based compensation arrangements (Note 2)	-	10,225
Net cash used by financing activities	(129,958)	(144,944)
Net effect of changes in exchange rates on cash	6,127	4,342
Net increase in cash and cash equivalents	14,118	21,078
Cash and cash equivalents at beginning of period	154,901	128,994
Cash and cash equivalents at end of period	$169,019	$150,072

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

The accompanying condensed consolidated financial statements reflect, in the opinion of our management, all adjustments necessary for a fair statement of our financial position and results of operations. All such adjustments are of a recurring nature. The consolidated balance sheet data at December 31, 2016, was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year or any future period. These condensed consolidated financial statements should be read in conjunction with this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, and our Annual Report on Form 10-K for the year ended December 31, 2016, (the “2016 Annual Report”) filed with the SEC.

For the nine months ended September 30, 2017, changes in stockholders’ equity included (i) changes in other comprehensive income reflected in the condensed consolidated statements of comprehensive income; (ii) changes in common stock and additional paid-in capital reflected in the condensed consolidated statements of cash flows (including share-based compensation expense, proceeds from exercise of stock options and employee stock purchase plans and repurchases of common stock); (iii) changes in noncontrolling interest; and (iv) changes in net income.

NOTE 2.      ACCOUNTING POLICIES

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2017 are consistent with those discussed in Note 2 to the consolidated financial statements in our 2016 Annual Report, except as noted below.

New Accounting Pronouncements Adopted

Effective January 1, 2017, we adopted the FASB Accounting Standard Update (“ASU”) 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, recognition of stock compensation award forfeitures, classification of awards as either equity or liabilities, the calculation of diluted shares outstanding and classification on the statement of cash flows.

The following table summarizes the most significant impacts of the new accounting guidance for the three and nine months ended September 30, 2017 and 2016, as applicable:

Description of Change:	Impact of Change:	Adoption Method:
Tax benefits related to share-based payments at settlement are recorded through the income statement instead of equity	Decreases in income tax expense by approximately $3.8 million for the three months ended September 30, 2017, and approximately $22.1 million for the nine months ended September 30, 2017	Prospective (required)

Calculation of diluted shares outstanding under the treasury method will no longer assume that tax benefits related to share-based payments are used to repurchase common stock	Increase in the weighted average diluted shares outstanding by approximately 450,000 shares for both the three and nine months ended September 30, 2017	Prospective (required)

An election can be made to reduce share-based compensation expense for forfeitures as they occur instead of estimating forfeitures that are expected to occur	No change to share-based compensation expense, as we have elected to continue to estimate forfeitures that are expected to occur	N/A

Tax benefits related to share-based payments at settlement are classified as operating cash flows instead of financing cash flows	Increases in cash flow from operating activities and decreases in cash flow from financing activities by approximately $22.1 million for the nine months ended September 30, 2017	Prospective (elected)

Cash payments to tax authorities for shares withheld to meet employee tax withholding requirements on restricted stock units are classified as financing cash flow instead of operating cash flow

Increases in cash flow from operating activities and decreases in cash flow from financing activities for the nine months ended September 30, 2017 and 2016 by approximately $7.8 and $3.7 million, respectively

Retrospective (required)

Effective July 1, 2017, we adopted ASU 2017-01, “Business Combinations (Topic 805): Clarify the Definition of a Business” which amended the definition of a business to be an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members or participants. In order to be considered a business, the three elements of inputs, processes and outputs must be present. In a business acquisition, if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the integrated set of assets and activities acquired is not considered a business. We began using this guidance in analyzing acquisitions and disposals in the third quarter of 2017. This amendment may impact the allocation of purchase price in future acquisitions that are determined to be asset acquisitions as opposed to business combinations, however during the third quarter of 2017 there was no material impact on our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (the “New Revenue Standard”), which will replace most of the existing revenue recognition guidance within U.S. GAAP. The FASB has also issued several updates to ASU 2014-09. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services to customers in an amount that it expects to be entitled to receive for those goods or services. In doing so, companies will be required to make certain judgments and estimates, including identifying contract performance obligations, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price among separate performance obligations. Additionally, disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, significant judgments reached in the application of the guidance and assets recognized from the costs to obtain or fulfill a contract will be required. In July 2015, the FASB approved a one-year deferral of the effective date to all annual and interim periods beginning after December 15, 2017. The new guidance permits two methods of adoption: a full retrospective method to each prior reporting period presented or a modified retrospective approach with the cumulative effect of initially applying the guidance recognized at the date of initial application. We plan to adopt ASU 2014-09, as amended, in the first quarter of 2018 on a modified-retrospective basis.

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

While ASU 2014-09 will not impact the overall economics of our products and services sold under customer marketing and incentive programs, we expect the New Revenue Standard will require us to accelerate revenue recognition related to certain of our customer programs and to delay revenue recognition for certain other customer programs.  We expect to accelerate revenue recognition on instruments and systems placed through programs where customers are committed to purchase future goods and services, including our up-front customer loyalty programs.  This change is the result of the New Revenue Standard no longer limiting revenue recognition to the amount of customer consideration received upon placement.  Conversely, we expect to defer an increased portion of revenue related to instrument placements under programs that provide rebate incentives on future purchases, including certain of our instrument marketing programs. Under the New Revenue Standard, future purchases that are optional and not subject to a customer commitment, are not considered part of the customer arrangement, resulting in the instrument absorbing a higher relative allocation of rebate incentives.  We expect this change to result in lower instrument revenue upon placement and higher recurring revenues over the term of the rebate incentive program.  Based on our progress to date, we believe these will be the most significant impacts related to our adoption of the New Revenue Standard, however the overall impact on our 2018 revenues is not expected to be material, as we estimate the net impact of the modified-retrospective cumulative adjustments and the change in timing of revenue recognition on 2018 activity to be relatively neutral.  This assessment is based on the anticipated volume, mix and design of our customer marketing and incentive programs, which may change in response to future customer and competitive demands.  Furthermore, the New Revenue Standard requires the deferral of incremental costs to obtain a customer contract over the term of the customer arrangement, such as sales commissions.  Based on the current design of our sales commission plans, the impact of implementing this element of the New Revenue Standard is also not expected to be material.

In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” ASU 2017-05 clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term, “in-substance nonfinancial asset.” It also adds guidance for partial sales of nonfinancial assets. The new guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted for interim or annual reporting periods beginning after December 15, 2016. The guidance may be applied retrospectively for all periods presented or retrospectively with a cumulative-effect adjustment at the date of adoption. The adoption of this guidance is not expected to have an impact on our consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815). The new standard amends the hedge accounting recognition and presentation requirements. The ASU also simplifies the application of the hedge accounting guidance. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the timing of adopting the new guidance as well as the impact it may have on our consolidated financial statements.

For a discussion of other accounting standards that have been issued by the FASB but are not yet effective, refer to the New Accounting Pronouncements Not Yet Adopted section in our 2016 Annual Report.

NOTE 3.      ACQUISITIONS

We believe that our acquisitions of businesses and other assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines.

On July 1, 2017, we adopted ASU 2017-01, which amended the definition of a business. During the third quarter of 2017, we acquired three reference laboratory customer lists in the United States for approximately $1.3 million and recorded these transactions as asset acquisitions. The results of operations for these reference laboratories have been included in our CAG segment since the acquisition dates.

During the second quarter of 2017, we acquired the assets of two software companies that expand our suite of technology applications for the veterinary profession, specifically related to patient referral management and other connectivity needs between practices and other parties. The combined purchase price of $15 million consists of $12 million paid at closing and a $3 million contingent payment to be paid within 36 months if certain commercial goals are achieved. We finalized the valuation of the acquired assets in the third quarter of 2017.  The fair value estimate of the assets acquired consists of $13.3 million of goodwill, representing synergies within our broader CAG portfolio, $1.0 million of customer relationship intangibles and $0.6 million of technology intangible assets. Goodwill related to these acquisitions is expected to be deductible for income tax purposes. The amount of net tangible assets acquired was immaterial. Pro forma information has not been presented for these acquisitions because such information is not material to our financial statements. The results of operations have been included in our CAG segment since the acquisition date.

During the first quarter of 2017, we acquired a reference laboratory in Austria for approximately $1.3 million, with the majority of the acquisition price valued as an intangible asset. The results of operations of this reference laboratory have been included in our CAG segment since the acquisition date.

NOTE 4.      SHARE-BASED COMPENSATION

The fair value of options, restricted stock units, deferred stock units and employee stock purchase rights awarded during the three and nine months ended September 30, 2017, totaled $1.5 million and $31.0 million, respectively, as compared to $0.4 million and $26.1 million for the three and nine months ended September 30, 2016, respectively.  The total unrecognized compensation expense, net of estimated forfeitures, for unvested share-based compensation awards outstanding at September 30, 2017, was $50.6 million, which will be recognized over a weighted average period of approximately 1.9 years. During the three and nine months ended September 30, 2017, we recognized expense of $6.1 million and $17.8 million, respectively, related to share-based compensation.

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

The weighted averages of the valuation assumptions used to determine the fair value of each option award on the date of grant and the weighted average estimated fair values were as follows:

	For the Nine Months Ended
	September 30,
	2017	2016

Share price at grant	$142.89	$68.94
Expected stock price volatility	26%	25%
Expected term, in years	5.8	5.7
Risk-free interest rate	2.0%	1.2%
Weighted average fair value of options granted	$40.83	$17.84

Note 5.      marketable securities

The amortized cost and fair value of marketable securities were as follows (in thousands):

As of September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$139,533	$129	$(31)	$139,631
Certificates of deposit	60,473	-	-	60,473
Commercial paper	24,234	-	-	24,234
Asset backed securities	22,476	11	(6)	22,481
U.S. government bonds	16,282	11	(7)	16,286
Treasury bills	10,992	1	-	10,993
Agency bonds	10,989	11	(13)	10,987
Total marketable securities	$284,979	$163	$(57)	$285,085

As of December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Corporate bonds	$130,833	$40	$(102)	$130,771
Certificates of deposit	40,400	-	-	40,400
Asset backed securities	27,290	25	-	27,315
Commercial paper	20,228	-	-	20,228
U.S. government bonds	12,244	1	(14)	12,231
Agency bonds	4,600	4	-	4,604
Municipal bonds	1,400	-	-	1,400
Total marketable securities	$236,995	$70	$(116)	$236,949

As of September 30, 2017, unrealized losses on marketable securities that have been in a continuous loss position for more than twelve months were not material. Our portfolio of marketable securities had an average AA- credit rating as of September 30, 2017. There were no marketable securities that we consider to be other-than-temporarily impaired as of September 30, 2017.

Remaining effective maturities of marketable securities were as follows (in thousands):

As of September 30, 2017	Amortized Cost	Fair Value

Due in one year or less	$180,221	$180,236
Due after one year through three years	104,758	104,849
	$284,979	$285,085

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

Note 6.      Inventories

Inventories, which are stated at the lower of cost (first-in, first-out) or market, include material, conversion costs and inbound freight charges. The components of inventories were as follows (in thousands):

	September 30,	December 31,
	2017	2016

Raw materials	$32,254	$27,561
Work-in-process	18,200	14,998
Finished goods	126,295	115,475
Inventories	$176,749	$158,034

NOTE  7.       GOODWILL AND INTANGIBLE ASSETS, NET

We believe that our acquisitions of businesses and intangible assets enhance our existing businesses by either expanding our geographic range and customer base or expanding our existing product lines. See “Note 3. Acquisitions,” for further information regarding goodwill and intangible assets.

During the first half of 2016, management reviewed our OPTI Medical product offering, which resulted in the discontinuance of our product development activities in the human point-of-care medical diagnostics market and a decision to focus our commercial efforts to support our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer.  During the first half of 2016, management identified unfavorable trends in our OPTI Medical business resulting from this change in strategy. We revised our forecasts downward, causing us to assess the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the OPTI Medical asset group. Non-cash intangible asset impairments of $2.2 million were recorded within our condensed consolidated statement of operations for the six months ended June 30, 2016.

NOTE 8.      Other current and long-term ASSETS

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016

Prepaid expenses	$28,233	$25,746
Taxes receivable	20,438	27,672
Customer acquisition costs, net	22,158	18,085
Other assets	12,881	19,703
Other current assets	$83,710	$91,206

Other long-term assets consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016

Investment in long-term product supply arrangements	$9,060	$10,978
Customer acquisition costs, net	62,242	50,309
Other assets	35,111	36,321
Deferred income taxes	7,914	5,707
Other long-term assets	$114,327	$103,315

Note 9.      Accrued liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016

Accrued expenses	$60,774	$71,984
Accrued employee compensation and related expenses	79,687	91,113
Accrued taxes	24,859	23,973
Accrued customer programs	55,187	49,061
Accrued liabilities	$220,507	$236,131

Note 10.      Repurchases of common STOCK

We primarily acquire shares by repurchases in the open market. However, we also acquire shares that are surrendered by employees in payment for the minimum required statutory withholding taxes due on the vesting of restricted stock units and the settlement of deferred stock units, otherwise referred to herein as employee surrenders.

We issue shares of treasury stock upon the vesting of certain restricted stock units and upon the exercise of certain stock options. The number of shares of treasury stock issued during the three and nine months ended September 30, 2017 and 2016 was not material.

The following is a summary of our open market common stock repurchases, reported on a trade date basis, and shares acquired through employee surrender for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Shares repurchased in the open market	312	142	1,398	1,119
Shares acquired through employee surrender for statutory tax withholding	2	2	55	56
Total shares repurchased	314	144	1,453	1,175

Cost of shares repurchased in the open market	$50,413	$15,260	$215,320	$88,235
Cost of shares for employee surrenders	370	218	7,829	3,950
Total cost of shares	$50,783	$15,478	$223,149	$92,185

Average cost per share - open market repurchase	$161.57	$107.38	$153.99	$78.84
Average cost per share - employee surrenders	$155.14	$112.91	$142.15	$70.33
Average cost per share - total	$161.52	$107.46	$153.54	$78.43

Note 11.      Income Taxes

 Our effective income tax rate was 23.4 percent for the three months ended September 30, 2017, as compared to 30.8 percent for the three months ended September 30, 2016, and 22.8 percent for the nine months ended September 30, 2017, as compared to 30.7 percent for the nine months ended September 30, 2016.

The decrease in our effective tax rate for the three months ended September 30, 2017, as compared to the same period in the prior year, was primarily related to the adoption of ASU 2016-09 related to share-based compensation, which reduced our effective tax rate by approximately 4 percent, and the expected utilization of foreign tax credits, which reduced our effective tax rate by approximately 3 percent.

 The decrease in our effective tax rate for the nine months ended September 30, 2017, as compared to the same period in the prior year, was primarily related to the adoption of ASU 2016-09 related to share-based compensation, which reduced our effective tax rate by approximately 8 percent, and the expected utilization of foreign tax credits, which reduced our effective tax rate by approximately 1 percent. See “Note 2. Accounting Policies”, for more information regarding the adoption of ASU 2016-09.

Note 12.    ACCUMULATED OTHER Comprehensive Income

The changes in AOCI, net of tax, for the nine months ended September 30, 2017 consisted of the following (in thousands):

For the Nine Months Ended September 30, 2017	Unrealized Gain on Investments, Net of Tax	Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	Unrealized Gain (Loss) on Net Investment Hedge, Net of Tax	Cumulative Translation Adjustment	Total

Balance as of December 31, 2016	$20	$4,916	$4,036	$(52,025)	$(43,053)
Other comprehensive income (loss) before reclassifications	109	(8,472)	(6,895)	24,250	8,992
Gains reclassified from accumulated other comprehensive income	-	(587)	-	-	(587)
Balance as of September 30, 2017	$129	$(4,143)	$(2,859)	$(27,775)	$(34,648)

The following is a summary of reclassifications out of AOCI for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Details about AOCI Components	Affected Line Item in the Statement of Operations	Amounts Reclassified from AOCI For the Three Months Ended September 30,
		2017	2016
(Losses) gains on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$(893)	$648
	Total (losses) gains before tax	(893)	648
	Tax (benefits) expense	(333)	197
	(Losses) gains, net of tax	$(560)	$451

Details about AOCI Components	Affected Line Item in the Statement of Operations	Amounts Reclassified from AOCI For the Nine Months Ended September 30,
		2017	2016
Gains (losses) on derivative instruments classified as cash flow hedges included in net income:
Foreign currency exchange contracts	Cost of revenue	$935	$1,538
Interest rate swaps	Interest expense	-	(421)
	Total gains before tax	935	1,117
	Tax expense	348	313
	Gains, net of tax	$587	$804

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

The following is a reconciliation of weighted average shares outstanding for basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Shares outstanding for basic earnings per share	87,537	89,894	87,884	89,881

Shares outstanding for diluted earnings per share:
Shares outstanding for basic earnings per share	87,537	89,894	87,884	89,881
Dilutive effect of share-based payment awards	1,719	1,244	1,851	1,079
	89,256	91,138	89,735	90,960

Certain options to acquire shares and restricted stock units have been excluded from the calculation of shares outstanding for diluted earnings per share because they were anti-dilutive. The following table presents information concerning those anti-dilutive options and restricted stock units for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Weighted average number of shares underlying anti-dilutive options	377	-	310	520

Weighted average number of shares underlying anti-dilutive restricted stock units	-	-	-	-

Note 14.    Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30, 2017, are consistent with those discussed in Note 14 to the consolidated financial statements in our 2016 Annual Report.

Note 15.     Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”), or decision-making group, in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer. Our reportable segments include diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve dairy efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

Certain costs are not allocated to our operating segments and are instead reported under the caption “Unallocated Amounts.” These costs include costs that do not align with one of our existing operating segments or are cost prohibitive to allocate, which primarily consist of our R&D function, regional or country expenses, certain foreign currency revaluation gains and losses on monetary balances in currencies other than our subsidiaries’ functional currency and unusual items. Corporate support function costs (such as information technology, facilities, human resources, finance and legal), health benefits and incentive compensation are charged to our business segments at pre-determined budgeted amounts or rates. Differences from these pre-determined budgeted amounts or rates are captured within Unallocated Amounts.

The following is a summary of segment performance for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2017
Revenue	$426,686	$31,030	$28,396	$5,864	$-	$491,976

Income (loss) from operations	$89,271	$14,505	$902	$2,114	$(6,379)	$100,413
Interest expense, net						(8,364)
Income before provision for income taxes						92,049
Provision for income taxes						21,535
Net income						70,514
Less: Net income attributable to noncontrolling interest						3
Net income attributable to IDEXX Laboratories, Inc. stockholders						$70,511

2016
Revenue	$385,288	$27,862	$29,799	$5,359	$-	$448,308

Income (loss) from operations	$77,493	$12,442	$3,026	$1,008	$(5,510)	$88,459
Interest expense, net						(6,935)
Income before provision for income taxes						81,524
Provision for income taxes						25,072
Net income						56,452
Less: Net income attributable to noncontrolling interest						(3)
Net income attributable to IDEXX Laboratories, Inc. stockholders						$56,455

	For the Nine Months Ended September 30,
	CAG	Water	LPD	Other	Unallocated Amounts	Consolidated Total
2017
Revenue	$1,269,861	$85,531	$91,266	$16,279	$-	$1,462,937

Income (loss) from operations	$277,857	$38,421	$9,880	$3,275	$(14,213)	$315,220
Interest expense, net						(23,849)
Income before provision for income taxes						291,371
Provision for income taxes						66,392
Net income						224,979
Less: Net income attributable to noncontrolling interest						92
Net income attributable to IDEXX Laboratories, Inc. stockholders						$224,887

2016
Revenue	$1,143,150	$79,243	$93,511	$16,523	$-	$1,332,427

Income (loss) from operations	$229,858	$34,864	$12,665	$(749)	$(10,224)	$266,414
Interest expense, net						(21,695)
Income before provision for income taxes						244,719
Provision for income taxes						75,036
Net income						169,683
Less: Net income attributable to noncontrolling interest						7
Net income attributable to IDEXX Laboratories, Inc. stockholders						$169,676

The following is a summary of revenue by product and service category for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
CAG segment revenue:
CAG Diagnostics recurring revenue:	$364,937	$324,603	$1,091,936	$969,097
IDEXX VetLab consumables	129,434	113,964	385,081	336,493
Rapid assay products	50,924	48,720	159,085	147,583
Reference laboratory diagnostic and consulting services	167,851	146,672	498,218	440,514
CAG Diagnostics service and accessories	16,728	15,247	49,552	44,507
CAG Diagnostics capital - instruments	29,119	31,255	83,018	86,063
Veterinary software, services and diagnostic imaging systems	32,630	29,430	94,907	87,990
CAG segment revenue	426,686	385,288	1,269,861	1,143,150

Water segment revenue	31,030	27,862	85,531	79,243
LPD segment revenue	28,396	29,799	91,266	93,511
Other segment revenue	5,864	5,359	16,279	16,523
Total revenue	$491,976	$448,308	$1,462,937	$1,332,427

During the fourth quarter of 2016, we modified our management reporting and reclassified the location of SNAP Pro service plans previously located in CAG Diagnostics capital - instruments to CAG Diagnostics service and accessories. The amount of revenue reclassified was $0.4 million during the three months ended September 30, 2016 and $1.1 million for the nine months ended September 30, 2016.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 of the fair value hierarchy during the three and nine months ended September 30, 2017.

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

          Our foreign currency exchange contracts are measured at fair value on a recurring basis in our accompanying condensed consolidated balance sheets. We measure the fair value of our foreign currency exchange contracts classified as derivative instruments using an income approach, based on prevailing market forward rates less the contract rate multiplied by the notional amount. The product of this calculation is then adjusted for counterparty risk.

The amounts outstanding under our unsecured revolving credit facility (“Credit Facility” or “line of credit”) and senior notes (“long-term debt”) are measured at carrying value in our condensed consolidated balance sheets though we disclose the fair value of these financial instruments. We determine the fair value of the amount outstanding under our Credit Facility and long-term debt using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity, adjusted for applicable credit risk. Our Credit Facility and long-term debt are valued using Level 2 inputs. The estimated fair value of our Credit Facility approximates its carrying value. The estimated fair value and carrying value of our long-term debt were $631.0 million and $604.7 million, respectively, as of September 30, 2017, and $609.5 million and $593.7 million, respectively, as of December 31, 2016.

The following tables set forth our assets and liabilities that were measured at fair value on a recurring basis at September 30, 2017, and at December 31, 2016, by level within the fair value hierarchy (in thousands):

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of September 30, 2017	(Level 1)	(Level 2)	(Level 3)	September 30, 2017

Assets
Money market funds(1)	$20,924	$-	$-	$20,924
Commercial paper(1)	-	3,089	-	3,089
Corporate bonds(1)	-	2,500	-	2,500
Certificates of deposit(1)	-	750	-	750

Marketable Securities
Corporate bonds	-	139,631	-	139,631
Certificates of deposit	-	60,473	-	60,473
Commercial paper	-	24,234	-	24,234
Asset backed securities	-	22,481	-	22,481
U.S. government bonds	-	16,286	-	16,286
Treasury bills		10,993		10,993
Agency bonds	-	10,987	-	10,987
Total marketable securities	$-	$285,085	$-	$285,085

Equity mutual funds(2)	$2,119	$-	$-	$2,119
Foreign currency exchange contracts(3)	$-	$971	$-	$971
Liabilities
Foreign currency exchange contracts(3)	$-	$7,004	$-	$7,004
Deferred compensation(4)	$2,119	$-	$-	$2,119

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs	Balance at
As of December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016

Assets
Money market funds(1)	$34,208	$-	$-	$34,208
Certificates of deposit(1)	-	1,500	-	1,500
Commercial paper(1)	-	898	-	898

Marketable Securities
Corporate bonds	-	130,771	-	130,771
Certificates of deposit	-	40,400	-	40,400
Asset backed securities	-	27,315	-	27,315
Commercial paper	-	20,228	-	20,228
U.S. government bonds	-	12,231	-	12,231
Agency bonds	-	4,604	-	4,604
Municipal bonds	-	1,400	-	1,400
Total marketable securities	$-	$236,949	$-	$236,949

Equity mutual funds(2)	$2,182	$-	$-	$2,182
Foreign currency exchange contracts(3)	$-	$8,926	$-	$8,926
Liabilities
Foreign currency exchange contracts(3)	$-	$1,081	$-	$1,081
Deferred compensation(4)	$2,182	$-	$-	$2,182

_____________

(1)

Money market funds, certificates of deposit and commercial paper with an original maturity of less than ninety days are included within cash and cash equivalents. The remaining balance of cash and cash equivalents as of September 30, 2017, and December 31, 2016, consisted of demand deposits.  Commercial paper and certificates of deposit with an original maturity of over ninety days are included within marketable securities.

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

We recognize all hedging instruments on the balance sheet at fair value at the balance sheet date. Instruments that do not qualify for hedge accounting treatment must be recorded at fair value through earnings. To qualify for hedge accounting treatment, cash flow and net investment hedges must be highly effective in offsetting changes to expected future cash flows or fair value on hedged transactions. If the instrument qualifies for hedge accounting, changes in the fair value of the hedging instrument from the effective portion of the hedge are deferred in AOCI, net of tax, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We immediately record in earnings the extent to which a hedging instrument is not effective in achieving offsetting changes in fair value. We de-designate hedging instruments from hedge accounting when the likelihood of the hedged transaction occurring becomes less than probable. For de-designated instruments, the gain or loss from the time of de-designation through maturity of the instrument is recognized in earnings. Any gain or loss in AOCI at the time of de-designation is reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. See “Note 12. Accumulated Other Comprehensive Income” for further information regarding the effect of hedging instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016.

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

We did not de-designate any instruments from hedge accounting treatment during the three and nine months ended September 30, 2017 or 2016. Gains or losses related to hedge ineffectiveness recognized in earnings during the three and nine months ended September 30, 2017 and 2016 were not material.  At September 30, 2017, the estimated amount of net losses, net of income tax benefit, which are expected to be reclassified out of AOCI and into earnings within the next 12 months, is $3.2 million if exchange rates do not fluctuate from the levels at September 30, 2017.

We hedge approximately 85 percent of the estimated exposure from intercompany product purchases and sales denominated in the euro, British pound, Canadian dollar, Japanese yen, Australian dollar and Swiss franc. We have additional unhedged foreign currency exposures related to foreign services and emerging markets where it is not practical to hedge. We primarily utilize foreign currency exchange contracts with durations of less than 24 months. Quarterly, we enter into contracts to hedge incremental portions of anticipated foreign currency transactions for the current and following year. As a result, our risk with respect to foreign currency exchange rate fluctuations and the notional value of foreign currency exchange contracts may vary throughout the year. The U.S. dollar is the currency purchased or sold in all of our foreign currency exchange contracts. The notional amount of foreign currency exchange contracts to hedge forecasted intercompany inventory purchases and sales totaled $184.5 million and $175.9 million at September 30, 2017 and December 31, 2016, respectively.

We previously entered into forward fixed interest rate swap agreements to manage the economic effect of variable interest obligations on amounts borrowed under the terms of our Credit Facility. Beginning on March 30, 2012, the variable interest rate associated with $40 million of borrowings outstanding under the Credit Facility was effectively fixed at 1.36 percent plus the range of applicable interest rate fixed credit spreads (“Credit Spread”) through June 30, 2016. Beginning on March 28, 2013, the variable interest rate associated with an additional $40 million of borrowings outstanding under the Credit Facility was effectively fixed at 1.64 percent plus the Credit Spread through June 30, 2016. From July 1, 2016, to September 30, 2017, we had no outstanding interest rate swap agreements.

Net Investment Hedge

In June 2015, we issued and sold through a private placement an aggregate principal amount of €88.9 million in euro-denominated 1.785 percent Series C Senior Notes due June 18, 2025. We have designated these euro-denominated notes as a hedge of our euro net investment in certain foreign subsidiaries to reduce the volatility in stockholders’ equity caused by changes in foreign currency exchange rates in the euro relative to the U.S. dollar. As a result of this designation, gains and losses from the change in translated U.S. dollar value of these euro-denominated notes are recorded in AOCI rather than to earnings. We recorded losses of $2.0 million and $6.9 million, net of income tax, within AOCI as a result of this net investment hedge for the three and nine months ended September 30, 2017, respectively. The related cumulative unrealized loss recorded at September 30, 2017 will not be reclassified in earnings until the complete or substantially complete liquidation of the net investment in the hedged foreign operations or a portion of the hedge no longer qualifies for hedge accounting treatment. See Note 11 to the consolidated financial statements included in our 2016 Annual Report for further information regarding the issuance of these euro-denominated notes.

Fair Values of Hedging Instruments Designated as Hedges in Consolidated Balance Sheets

The fair values of hedging instruments and their respective classification on the condensed consolidated balance sheets and amounts subject to offset under master netting arrangements consisted of the following (in thousands):

		Hedging Assets
		September 30,	December 31,
		2017	2016

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Other current assets	$855	$8,926
Foreign currency exchange contracts	Other long-term assets	116	-
Total derivative instruments presented as cash flow hedges on the balance sheet		971	8,926
Gross amounts subject to master netting arrangements not offset on the balance sheet		971	679
Net amount		$-	$8,247

		Hedging Liabilities
		September 30,	December 31,
		2017	2016

Derivatives designated as hedging instruments	Balance Sheet Classification
Foreign currency exchange contracts	Accrued liabilities	$5,537	$1,081
Foreign currency exchange contracts	Other long-term liabilities	1,467	-
Total derivative instruments presented as cash flow hedges on the balance sheet		7,004	1,081
Foreign currency borrowings designated as net investment hedge on the balance sheet	Long-term debt	104,656	93,664
Total hedging instruments presented on the balance sheet		111,660	94,745
Gross amounts subject to master netting arrangements not offset on the balance sheet		971	679
Net amount		$110,689	$94,066

The effect of derivative instruments designated as cash flow hedges on the condensed consolidated balance sheets consisted of the following (in thousands):

	Gain (Loss) Recognized in AOCI on Derivative Instruments (Effective Portion)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Derivative instruments	2017	2016	2017	2016

Cash flow hedging derivatives:
Foreign currency exchange contracts, net of tax	$(2,530)	$(580)	$(9,059)	$(2,616)
Interest rate swaps, net of tax	-	-	-	242
Total cash flow hedges	$(2,530)	$(580)	$(9,059)	$(2,374)

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains statements which, to the extent they are not statements of historical fact, constitute “forward-looking statements.” Such forward-looking statements about our business and expectations within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), include statements relating to future revenue growth rates, future tax benefits; business trends, earnings and other measures of financial performance;  the effect of economic downturns on our business performance; projected impact of foreign currency exchange rates; demand for our products; realizability of assets; future cash flow and uses of cash; future repurchases of common stock; future levels of indebtedness and capital spending; interest expense; warranty expense; share-based compensation expense; the adoption and projected impact of new accounting standards; future commercial efforts; and competition. Forward-looking statements can be identified by the use of words such as “expects,” “may,” “anticipates,” “intends,” “would,” “will,” “plans,” “believes,” “estimates,” “should,” “project,” and similar words and expressions. These forward-looking statements are intended to provide our current expectations or forecasts of future events; are based on current estimates, projections, beliefs, and assumptions; and are not guarantees of future performance. Actual events or results may differ materially from those described in the forward-looking statements. These forward-looking statements involve a number of risks and uncertainties, including the matters discussed in Item 1A, “Risk Factors” described in our Annual Report on Form 10-K for the year ended December 31, 2016, (the “2016 Annual Report”) and this Quarterly Report on Form 10-Q, as well as those described from time to time in our other periodic reports filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

You should read the following discussion and analysis in conjunction with our 2016 Annual Report that includes additional information about us, our results of operations, our financial position, and our cash flows, and with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the fourth quarter of 2016, we modified our management reporting and reclassified the location of SNAP Pro service plans previously located in CAG Diagnostics capital - instruments to CAG Diagnostics service and accessories. The amount of revenue reclassified was $0.4 million during the three months ended September 30, 2016 and $1.1 million for the nine months ended September 30, 2016.

       Business Overview

We develop, manufacture, and distribute products and provide services primarily for the companion animal veterinary, livestock, poultry and dairy and water testing markets. We also sell a line of portable electrolytes and blood gas analyzers for the human point-of-care medical diagnostics market. Our primary products and services are:

•	Point-of-care veterinary diagnostic products, comprising instruments, consumables, and rapid assay test kits;
•	Veterinary reference laboratory diagnostic and consulting services;
•	Veterinary management and diagnostic imaging systems and services;
•	Biomedical research, reference laboratory diagnostic services and instruments;
•	Diagnostic, health-monitoring products for livestock, poultry and antibiotic residue testing in dairy;
•	Products that test water for certain microbiological contaminants;
•	Point-of-care electrolytes and blood gas analyzers used in the human point-of-care medical diagnostics market.

Operating Segments. We operate primarily through three business segments: diagnostic and information technology-based products and services for the veterinary market, which we refer to as the Companion Animal Group (“CAG”), water quality products (“Water”) and diagnostic products and services for livestock and poultry health and to ensure the quality and safety of milk and improve dairy reproductive efficiency, which we refer to as Livestock, Poultry and Dairy (“LPD”). Our Other operating segment combines and presents products for the human point-of-care medical diagnostics market (“OPTI Medical”) with our pharmaceutical product line and our out-licensing arrangements because they do not meet the quantitative or qualitative thresholds for reportable segments.

CAG develops, designs, manufactures and distributes products and performs services for veterinarians and the bioresearch market, primarily related to diagnostics and information management. Water develops, designs, manufactures and distributes a range of products used in the detection of various microbiological parameters in water. LPD develops, designs, manufactures and distributes diagnostic tests and related software and performs services that are used to manage the health status of livestock and poultry, to improve bovine reproductive efficiency, and to ensure the quality and safety of milk and food. OPTI Medical manufactures and distributes point-of-care electrolyte and blood gas analyzers and related consumable products for the human medical diagnostics market.

Certain costs are not allocated to our operating segments and are instead reported under the caption “Unallocated Amounts.” These costs include costs that do not align with one of our existing operating segments or are cost prohibitive to allocate, which primarily consist of our R&D function, regional or country expenses, certain foreign currency revaluation gains and losses on monetary balances in currencies other than our subsidiaries’ functional currency and unusual items. Corporate support function costs (such as information technology, facilities, human resources, finance and legal), health benefits and incentive compensation are charged to our business segments at pre-determined budgeted amounts or rates. Differences from these pre-determined budgeted amounts or rates are captured within Unallocated Amounts.

Effects of Certain Factors and Trends on Results of Operations

Currency Impact. See “Part I. Item 3. Quantitative and Qualitative Disclosures about Market Risk” included in this Quarterly Report on Form 10-Q for additional information regarding the impact of foreign currency exchange rates.

Other Items. See “Part I. Item 1. Business - Patents and Licenses” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Annual Report for additional information regarding distributor purchasing and inventories, economic conditions and patent expiration.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The critical accounting policies and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements for the three and nine months ended September 30, 2017, are consistent with those discussed in our 2016 Annual Report in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.”

Recent Accounting Pronouncements

Share-Based Compensation. We estimate that tax benefits related to share-based payments will reduce income tax expense by approximately $27 million for the full year 2017, primarily through a reduction in our effective income tax rate.  We do not estimate that the level of share-based payment activity expected in 2017 will continue in future periods. We believe that the historical range of $13 million to $16 million of annual tax benefits reflects a reasonable estimate for 2018, based on current settlement trends, stock price levels and assuming no change in U.S. corporate tax policy. These impacts may vary significantly by quarter based on the timing of actual settlement activity. For more information regarding the adoption of the new share-based compensation guidance, ASU 2016-09, see Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Revenue Recognition. In May 2014, the FASB issued ASU 2014-09, which will replace most of the existing revenue recognition guidance within U.S. GAAP.  We plan to adopt ASU 2014-09, as amended, in the first quarter of 2018 on a modified-retrospective basis. While ASU 2014-09 will not impact the overall economics of our products and services sold under customer marketing and incentive programs, we expect the New Revenue Standard will require us to accelerate revenue recognition related to certain of our customer programs and to delay revenue recognition for certain other customer programs.  We expect to accelerate revenue recognition on instruments and systems placed through programs where customers are committed to purchase future goods and services, including our up-front customer loyalty programs.  This change is the result of the New Revenue Standard no longer limiting revenue recognition to the amount of customer consideration received upon placement.  Conversely, we expect to defer an increased portion of revenue related to instrument placements under programs that provide rebate incentives on future purchases, including certain of our instrument marketing programs. Under the New Revenue Standard, future purchases that are optional and not subject to a customer commitment, are not considered part of the customer arrangement, resulting in the instrument absorbing a higher relative allocation of rebate incentives.  We expect this change to result in lower instrument revenue upon placement and higher recurring revenues over the term of the rebate incentive program.  Based on our progress to date, we believe these will be the most significant impacts related to our adoption of the New Revenue Standard, however the overall impact on our 2018 revenues is not expected to be material, as we estimate the net impact of the modified-retrospective cumulative adjustments and the change in timing of revenue recognition on 2018 activity to be relatively neutral.  This assessment is based on the anticipated volume, mix and design of our customer marketing and incentive programs, which may change in response to future customer and competitive demands.  Furthermore, the New Revenue Standard requires the deferral of incremental costs to obtain a customer contract over the term of the customer arrangement, such as sales commissions.  Based on the current design of our sales commission plans, the impact of implementing this element of the New Revenue Standard is also not expected to be material. For more information regarding the adoption of the revenue recognition guidance, ASU 2014-09, see Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Pronouncements. We are evaluating the impact that other recent accounting standards and amendments will have on our consolidated financial statements as described in Note 2 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Non-GAAP Financial Measures

The following revenue analysis and discussion focuses on organic revenue growth, and references in this analysis and discussion to “revenue,” “revenues” or “revenue growth” are references to “organic revenue growth.” Organic revenue growth is a non-GAAP financial measure and represents the percentage change in revenue during the three and nine months ended September 30, 2017, as compared to the same periods for the prior year, net of the effect of changes in foreign currency exchange rates, acquisitions, and divestitures. Organic revenue growth should be considered in addition to, and not as a replacement for, or as a superior measure to, revenues reported in accordance with U.S. GAAP, and may not be comparable to similarly titled measures reported by other companies. Management believes that reporting organic revenue growth provides useful information to investors by facilitating easier comparisons of our revenue performance with prior and future periods and to the performance of our peers. We exclude the effect of changes in foreign currency exchange rates because changes in foreign currency exchange rates are not under management’s control, are subject to volatility and can obscure underlying business trends. We exclude the effect of acquisitions and divestitures because the nature, size and number of these transactions can vary dramatically from period to period, require or generate cash as an inherent consequence of the transaction, and therefore can also obscure underlying business and operating trends.

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

Results of Operations

Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

Total Company. The following table presents total Company revenue by operating segment:

	For the Three	For the Three
Net Revenue	Months Ended	Months Ended			Percentage	Percentage	Organic
	September 30,	September 30,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2017	2016	Change	Change	Currency	Acquisitions	Growth (1)

CAG	$426,686	$385,288	$41,398	10.7%	0.9%	0.3%	9.6%
United States	280,651	258,208	22,443	8.7%	-	0.2%	8.5%
International	146,035	127,080	18,955	14.9%	2.8%	0.4%	11.8%

Water	31,030	27,862	3,168	11.4%	1.1%	-	10.3%
United States	14,972	13,980	992	7.1%	-	-	7.1%
International	16,058	13,882	2,176	15.7%	2.3%	-	13.4%

LPD	28,396	29,799	(1,403)	(4.7%)	1.8%	-	(6.5%)
United States	3,576	3,463	113	3.3%	-	-	3.3%
International	24,820	26,336	(1,516)	(5.8%)	2.0%	-	(7.8%)

Other	5,864	5,359	505	9.4%	0.4%	-	9.1%

Total Company	$491,976	$448,308	$43,668	9.7%	1.0%	0.2%	8.5%
United States	301,457	277,240	24,217	8.7%	-	0.2%	8.6%
International	190,519	171,068	19,451	11.4%	2.5%	0.3%	8.5%
(1)	Amounts presented may not recalculate to organic revenue growth rates due to rounding.

The increase in both U.S. and international organic revenues, for the three months ended September 30, 2017, as compared to the same period in the prior year, was driven by strong volume gains in CAG Diagnostics recurring revenue, supported by our differentiated diagnostic technologies that are driving increased volumes from new and existing customers in our reference laboratory business and the continued expansion of our CAG Diagnostics instrument installed base. International organic growth was strong in Europe and Asia Pacific, reflecting the aforementioned CAG Diagnostics recurring volume driven growth. Our Water business also contributed to our international growth, including benefits from our go-direct initiatives. The decline in LPD revenue was primarily the result of lower global milk prices which drove lower dairy producer demand for diagnostic testing, particularly in China and Brazil, including lower herd health screening.

	For the Three Months Ended September 30,				Change
Total Company - Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$491,976		$448,308		$43,668	9.7%
Cost of revenue	217,974		201,578		16,396	8.1%
Gross profit	274,002	55.7%	246,730	55.0%	27,272	11.1%

Operating Expenses:
Sales and marketing	88,818	18.1%	79,972	17.8%	8,846	11.1%
General and administrative	57,186	11.6%	52,627	11.7%	4,559	8.7%
Research and development	27,585	5.6%	25,672	5.7%	1,913	7.5%
Total operating expenses	173,589	35.3%	158,271	35.3%	15,318	9.7%
Income from operations	$100,413	20.4%	$88,459	19.7%	$11,954	13.5%

Total Company gross profit increased during the three months ended September 30, 2017, as compared to the same period in the prior year, due to higher sales volumes and a 70 basis point increase in the gross profit percentage. The increase in the gross profit percentage was supported by the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, the favorable impact of lower product and manufacturing costs, and favorable mix benefits from high growth CAG Diagnostic recurring revenues. These favorable impacts were slightly offset by a reduction of approximately 20 basis points from currency movements, including the combined impact of comparisons to hedge gains in the prior year and hedge losses in the current year.

The increase in total Company sales and marketing expense during the three months ended September 30, 2017, as compared to the same period in the prior year, was due primarily to increased personnel-related costs as we continue to invest in and grow our global commercial infrastructure. The increase in general and administrative expense resulted primarily from information technology investments, including ongoing depreciation and maintenance associated with prior year projects, and higher personnel-related costs. Research and development expense increased primarily due to higher personnel-related and consultant costs.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

					Percentage	Percentage
Net Revenue	For the Three	For the Three			Change	Change	Organic
	Months Ended	Months Ended	Dollar	Percentage	from	from	Revenue
(dollars in thousands)	September 30, 2017	September 30, 2016	Change	Change	Currency	Acquisitions	Growth (1)

CAG Diagnostics
recurring revenue:	$364,937	$324,603	$40,334	12.4%	0.9%	0.2%	11.3%
IDEXX VetLab consumables	129,434	113,964	15,470	13.6%	1.1%	-	12.5%
Rapid assay products	50,924	48,720	2,204	4.5%	0.2%	-	4.3%
Reference laboratory diagnostic and
consulting services	167,851	146,672	21,179	14.4%	1.1%	0.5%	12.8%
CAG diagnostics services and accessories	16,728	15,247	1,481	9.7%	0.9%	-	8.8%
CAG Diagnostics capital - instruments	29,119	31,255	(2,136)	(6.8%)	0.9%	-	(7.7%)
Veterinary software, services and diagnostic
imaging systems	32,630	29,430	3,200	10.9%	0.4%	0.9%	9.6%
Net CAG revenue	$426,686	$385,288	$41,398	10.7%	0.9%	0.3%	9.6%
(1)	Amounts presented may not recalculate to organic revenue growth rates due to rounding

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was due primarily to increased volumes in reference laboratory diagnostic services and IDEXX VetLab consumables and, to a lesser extent, higher realized prices, offset by the impact of fewer equivalent business days during the third quarter of 2017, as compared to the third quarter of 2016, changes in distributor inventory levels in select international markets and the impact of natural disasters in North America and the Caribbean, which are collectively estimated to have reduced overall growth by approximately 2 percent.

IDEXX VetLab consumables revenue growth was primarily due to higher sales volumes in the U.S., Europe, and the Asia-Pacific region for our Catalyst consumables and, to a lesser extent, ProCyte Dx® consumables and Sedivue Dx® analyzer pay-per-run sales, resulting from growth in testing by existing customers and an expanded menu of available tests, as well as benefits from higher average unit sales prices.

The increase in rapid assay revenue resulted from higher sales volume of canine SNAP® 4Dx Plus tests and higher sales volumes of single analyte SNAP products.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from existing customers, supported by our differentiated diagnostic technologies, such as IDEXX SDMA™ and fecal antigen testing. Additionally, the increase in revenue was the result of higher average unit sales prices.

CAG Diagnostics services and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instruments Revenue. The decrease in CAG Diagnostics capital instruments revenue reflects comparison to strong prior year placement levels, including fulfillment of SediVue Dx backlog orders and our shift to focus sales incentives on the long-term economic value of instrument placements. Our focus on long-term economic value continues to drive new and competitive Catalyst placements, which are the highest economic value placements due to the incremental CAG Diagnostic recurring revenue. As part of this focus, we saw declines in the lower relative economic value second Catalyst placements, as well as growth of our long-term customer commitment programs, including up-front customer loyalty programs in the U.S. and reagent rental programs internationally. These customer commitment programs result in lower upfront instrument revenue recognized at the time of placement and instead the recognition of revenues for these programs occurs over the term of the customer agreement.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in customer information management and diagnostic imaging systems revenue was primarily due to increasing diagnostic imaging system placements, veterinary subscription service revenue and higher support revenue resulting from an increase in our installed base. These favorable factors were partially offset by fewer licensed-based Cornerstone  ® placements as we evolve to a subscription-based model for new practice management customer acquisitions and lower relative diagnostic imaging system prices.

The following table presents the CAG segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$426,686		$385,288		$41,398	10.7%
Cost of revenue	191,920		177,083		14,837	8.4%
Gross profit	234,766	55.0%	208,205	54.0%	26,561	12.8%

Operating Expenses:
Sales and marketing	78,684	18.4%	69,049	17.9%	9,635	14.0%
General and administrative	46,624	10.9%	43,025	11.2%	3,599	8.4%
Research and development	20,187	4.7%	18,638	4.8%	1,549	8.3%
Total operating expenses	145,495	34.1%	130,712	33.9%	14,783	11.3%
Income from operations	$89,271	20.9%	$77,493	20.1%	$11,778	15.2%

CAG Gross Profit. Gross profit for CAG increased during the three months ended September 30, 2017, as compared to the same period in the prior year, primarily due to higher sales volume and a 100 basis point increase in the gross profit percentage for the three months ended September 30, 2017, as compared to the same period in the prior year. The gross profit percentage was supported by the net benefit of price increases in our CAG Diagnostics recurring revenue portfolio, the favorable impact of lower product and manufacturing costs and favorable mix benefits from high growth in IDEXX VetLab consumables revenue. These favorable impacts were slightly offset by a reduction of approximately 20 basis points from currency movements, including the combined impact of comparisons to hedge gains in the prior year and hedge losses in the current year.

CAG Operating Expense. The increase in sales and marketing expense during the three months ended September 30, 2017, as compared to the same period in the prior year, was due primarily to increased personnel-related costs as we continue to invest in  our global commercial infrastructure. The increase in general and administrative expense resulted primarily from higher personnel-related costs and, to a lesser extent, incremental information technology investments. The increase in research and development expense was due primarily to increased personnel-related costs.

Water

The following table presents the Water segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$31,030		$27,862		$3,168	11.4%
Cost of revenue	9,401		8,651		750	8.7%
Gross profit	21,629	69.7%	19,211	69.0%	2,418	12.6%

Operating Expenses:
Sales and marketing	3,546	11.4%	3,453	12.4%	93	2.7%
General and administrative	2,949	9.5%	2,778	10.0%	171	6.2%
Research and development	629	2.0%	538	1.9%	91	16.9%
Total operating expenses	7,124	23.0%	6,769	24.3%	355	5.2%
Income from operations	$14,505	46.7%	$12,442	44.7%	$2,063	16.6%

Revenue. The increase in Water revenue during the three months ended September 30, 2017, as compared to the same period in the prior year, was attributable to the benefits of price increases, partially driven by our go-direct initiative in Brazil and, to a lesser extent, higher sales volumes of our Colilert test products and related accessories, used in coliform and E. coli testing in North America, the Asia-Pacific region and Europe. These overall favorable impacts also benefited by approximately 110 basis points from currency movements.

Gross Profit. Gross profit for Water increased during the three months ended September 30, 2017, as compared to the same period in the prior year, due to higher sales volumes as well as a 70 basis point increase in the gross profit percentage. The increase in the gross profit percentage was primarily due to the net benefit of price increases, partially driven by our go-direct initiatives as well as decreases in manufacturing costs. The overall change in currency exchange rates resulted in a decrease in the gross profit percentage of approximately 90 basis points during the three months ended September 30, 2017, as compared to the same period of the prior year, including the combined impact of comparisons to hedge gains in the prior year and hedge losses in the current year.

Operating Expenses. The increase in Water operating expense during the three months ended September 30, 2017, as compared to the same period in the prior year, was primarily due to higher personnel-related costs in sales and marketing expense and general administrative expenses. The increase in research and development expense for the three months ended September 30, 2017, as compared to the same period in the prior year, was primarily due to lower product development costs in the third quarter of 2016.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$28,396		$29,799		$(1,403)	(4.7%)
Cost of revenue	13,740		12,971		769	5.9%
Gross profit	14,656	51.6%	16,828	56.5%	(2,172)	(12.9%)

Operating Expenses:
Sales and marketing	6,052	21.3%	5,674	19.0%	378	6.7%
General and administrative	4,765	16.8%	5,121	17.2%	(356)	(7.0%)
Research and development	2,937	10.3%	3,007	10.1%	(70)	(2.3%)
Total operating expenses	13,754	48.4%	13,802	46.3%	(48)	(0.3%)
Income from operations	$902	3.2%	$3,026	10.2%	$(2,124)	(70.2%)

Revenue. The decrease in LPD revenue for the three months ended September 30, 2017, as compared to the same period in the prior year, primarily resulted from lower global milk prices which drove lower dairy producer demand for diagnostic testing particularly in China and Brazil, including lower herd health screening. These decreases were partially offset by an increase in swine testing, primarily in China.  The overall change in exchange rates increased revenue growth by approximately 180 basis points.

Gross Profit. The decrease in LPD gross profit for the three months ended September 30, 2017, as compared to the same period in the prior year, was due to lower sales volume as well as a 4.9 percent reduction in the gross profit percentage reflecting higher product costs and lower realized prices due primarily to unfavorable regional mix. These unfavorable factors were offset by approximately 10 basis points of a favorable currency impact, as compared to the same period in the prior year.

Operating Expenses. The overall decrease in LPD operating expenses for the three months ended September 30, 2017, as compared to the same period in the prior year, was primarily due to lower LPD allocation of overall overhead costs reflecting the higher relative growth in our CAG business as compared to LPD. This decrease was offset by higher personnel-related costs related to increased headcount in sales and marketing. Research and development expense for the three months ended September 30, 2017, as compared to the same period in the prior year, was lower primarily due to lower personnel-related costs and consultant costs, slightly offset by higher regulatory costs.

Other

The following table presents the Other results of operations:

	For the Three Months Ended September 30,				Change
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$5,864		$5,359		$505	9.4%
Cost of revenue	2,252		2,574		(322)	(12.5%)
Gross profit	3,612	61.6%	2,785	52.0%	827	29.7%

Operating Expenses:
Sales and marketing	438	7.5%	664	12.4%	(226)	(34.0%)
General and administrative	843	14.4%	558	10.4%	285	51.1%
Research and development	217	3.7%	555	10.4%	(338)	(60.9%)
Total operating expenses	1,498	25.5%	1,777	33.2%	(279)	(15.7%)
Income from operations	$2,114	36.1%	$1,008	18.8%	$1,106	109.7%

Revenue. The increase in Other revenue during the three months ended September 30, 2017, as compared to the same period in the prior year, was primarily due to higher realized prices, partially offset by product availability constraints. The overall change in exchange rates increased revenue growth by approximately 40 basis points.

Gross Profit. Gross profit for Other increased due to higher sales volumes and a 9.6 percent increase in the gross profit percentage related to higher realized prices and, to a lesser extent, lower overall OPTI Medical product costs. The overall change in currency exchange rates had no impact on the gross profit percentage.

Operating Expenses. The decrease in operating expense for the three months ended September 30, 2017, as compared to the same period in the prior year, was due primarily to lower personnel cost in sales and marketing, due to targeted cost reductions, and research and development, due to discontinuing our product development activities in the human point-of-care medical diagnostics market. These decreases were partially offset by increases in general and administrative costs, primarily related to personnel related expense.

Unallocated Amounts

The following table presents the Unallocated Amounts results of operations:

	For the Three Months Ended September 30,		Change
Results of Operations
(dollars in thousands)	2017	2016	Amount	Percentage

Revenues	$-	$-	$-	N/A
Cost of revenue	661	299	362	121.1%
Gross profit	(661)	(299)	(362)	121.1%

Operating Expenses:
Sales and marketing	98	1,132	(1,034)	(91.3%)
General and administrative	2,005	1,145	860	75.1%
Research and development	3,615	2,934	681	23.2%
Total operating expenses	5,718	5,211	507	9.7%
Loss from operations	$(6,379)	$(5,510)	$(869)	15.8%

We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Gross Profit. Costs of revenues that were not allocated to segments during the three months ended September 30, 2017, as compared to the same period in the prior year, were relatively consistent.

Operating Expenses. The increase in operating expenses during the three months ended September 30, 2017, as compared to the same period in the prior year, was primarily due to corporate function spending in research and development and information technology, as well as employee incentives. The decrease in sales and marketing expense was primarily due to lower consulting costs. The overall increase in operating expenses was partially offset by favorable foreign exchange gains on monetary assets, as compared to losses in the prior year period.

Non-Operating Items

Interest Income. Interest income was $1.4 million for the three months ended September 30, 2017, as compared to $0.9 million for the three months ended September 30, 2016. The increase in interest income was due primarily to a relatively larger portfolio of marketable securities during the three months ended September 30, 2017, as compared to the same period of the prior year.

Interest Expense. Interest expense was $9.8 million for the three months ended September 30, 2017, as compared to $7.8 million for the same period in the prior year. The increase in interest expense was due to higher outstanding balances and higher floating interest rates on our Credit Facility.

Provision for Income Taxes. Our effective income tax rate was 23.4 percent for the three months ended September 30, 2017, and 30.8 percent for the three months ended September 30, 2016. The decrease in our effective tax rate for the three months ended September 30, 2017, as compared to the same period in the prior year, was primarily related to the adoption of ASU 2016-09 related to share-based compensation, which reduced our effective tax rate by approximately 4 percent and the expected utilization of foreign tax credits, which reduced our effective tax rate by approximately 3 percent. See Note 2 to the unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information on the adoption of ASU 2016-09.

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

Total Company. The following table presents total Company revenue by operating segment:

	For the Nine	For the Nine
	Months Ended	Months Ended			Percentage	Percentage	Organic
Net Revenue	September 30,	September 30,	Dollar	Percentage	Change from	Change from	Revenue
(dollars in thousands)	2017	2016	Change	Change	Currency	Acquisitions	Growth (1)

CAG	$1,269,861	$1,143,150	$126,711	11.1%	(0.3%)	0.2%	11.2%
United States	846,968	766,625	80,343	10.5%	-	0.1%	10.4%
International	422,893	376,525	46,368	12.3%	(1.1%)	0.4%	13.0%

Water	85,531	79,243	6,288	7.9%	(0.4%)	-	8.3%
United States	42,357	40,359	1,998	5.0%	-	-	5.0%
International	43,174	38,884	4,290	11.0%	(0.8%)	-	11.8%

LPD	91,266	93,511	(2,245)	(2.4%)	-	-	(2.4%)
United States	10,493	9,965	528	5.3%	-	-	5.3%
International	80,773	83,546	(2,773)	(3.3%)	-	-	(3.3%)

Other	16,279	16,523	(244)	(1.5%)	-	-	(1.5%)

Total Company	$1,462,937	$1,332,427	$130,510	9.8%	(0.3%)	0.2%	9.9%
United States	905,765	821,937	83,828	10.2%	-	0.1%	10.1%
International	557,172	510,490	46,682	9.1%	(0.8%)	0.3%	9.7%
(1)	Amounts presented may not recalculate to organic revenue growth rates due to rounding.

The increase in both U.S. and international organic revenues, for the nine months ended September 30, 2017, as compared to the same period in the prior year, was driven by strong volume gains in CAG Diagnostics recurring revenue, supported by our differentiated diagnostic technologies that are driving increased volumes from new and existing customers in our reference laboratory business and continued expansion of our CAG Diagnostics instrument installed base, as well as growth in our Sedivue analyzer. International organic growth was strong in Europe and the Asia Pacific region, reflecting the aforementioned CAG Diagnostics recurring volume driven growth, and growth in our Water business primarily due to our Colilert  ® test products, offset by declines in LPD, primarily the result of lower global milk prices which drove lower dairy producer demand for diagnostic testing, including herd health screening revenues.

	For the Nine Months Ended September 30,				Change
Total Company - Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$1,462,937		$1,332,427		$130,510	9.8%
Cost of revenue	638,029		597,617		40,412	6.8%
Gross profit	824,908	56.4%	734,810	55.1%	90,098	12.3%

Operating Expenses:
Sales and marketing	263,755	18.0%	236,453	17.7%	27,302	11.5%
General and administrative	165,560	11.3%	156,239	11.7%	9,321	6.0%
Research and development	80,373	5.5%	75,704	5.7%	4,669	6.2%
Total operating expenses	509,688	34.8%	468,396	35.2%	41,292	8.8%
Income from operations	$315,220	21.5%	$266,414	20.0%	$48,806	18.3%

Total Company gross profit increased during the nine months ended September 30, 2017, as compared to the same period in the prior year, due to higher sales volumes and a 130 basis point increase in the gross profit percentage. The increase in the gross profit percentage was primarily supported by the net benefit of price increases in our CAG Diagnostic recurring portfolio, the favorable impact of lower product and manufacturing costs and favorable mix benefits from high growth in CAG Diagnostics recurring revenues. The gross profit percentage was unfavorably impacted by approximately 20 basis points of currency impact during the nine months ended September 30, 2017, as compared to the same period in the prior year.

The increase in total Company sales and marketing expense during the nine months ended September 30, 2017, as compared to the same period in the prior year, was due primarily to increased personnel-related costs as we continue to invest in and grow  our global commercial infrastructure. The increase in general and administrative expense resulted primarily from information technology investments, including ongoing depreciation and maintenance associated with prior year projects, and higher personnel-related costs, offset by a prior year non-cash intangible asset impairment within our OPTI Medical business. Research and development expense increased primarily due to higher personnel-related and consultant costs.

Companion Animal Group

The following table presents revenue by product and service category for CAG:

					Percentage	Percentage
Net Revenue	For the Nine	For the Nine			Change	Change	Organic
	Months Ended	Months Ended	Dollar	Percentage	from	from	Revenue
(dollars in thousands)	September 30, 2017	September 30, 2016	Change	Change	Currency	Acquisitions	Growth (1)

CAG Diagnostics
recurring revenue:	$1,091,936	$969,097	$122,839	12.7%	(0.4%)	0.2%	12.8%
IDEXX VetLab consumables	385,081	336,493	48,588	14.4%	(0.4%)	-	14.8%
Rapid assay products	159,085	147,583	11,502	7.8%	(0.2%)	-	8.0%
Reference laboratory diagnostic and
consulting services	498,218	440,514	57,704	13.1%	(0.4%)	0.5%	13.0%
CAG diagnostics services and accessories	49,552	44,507	5,045	11.3%	(0.5%)	-	11.8%
CAG Diagnostics capital - instruments	83,018	86,063	(3,045)	(3.5%)	(0.5%)	-	(3.1%)
Veterinary software, services and diagnostic
imaging systems	94,907	87,990	6,917	7.9%	-	0.3%	7.5%
Net CAG revenue	$1,269,861	$1,143,150	$126,711	11.1%	(0.3%)	0.2%	11.2%
(1)	Amounts presented may not recalculate to organic revenue growth rates due to rounding.

CAG Diagnostics Recurring Revenue. The increase in CAG Diagnostics recurring revenue was due primarily to increased volumes in reference laboratory diagnostic services and IDEXX VetLab consumables and, to a lesser extent, higher realized prices.

IDEXX VetLab consumables revenue growth was primarily due to higher sales volumes in the U.S., Europe, and the Asia-Pacific region for our Catalyst consumables and, to a lesser extent, ProCyte Dx® consumables and SediVue Dx analyzer pay-per-run sales, resulting from growth in testing by existing customers and an expanded menu of available tests, as well as benefits from higher average unit sales prices.

The increase in rapid assay revenue resulted from higher sales volume and average unit price of canine SNAP 4Dx Plus tests and higher sales volumes of single analyte SNAP products.

The increase in reference laboratory diagnostic and consulting services revenue was primarily due to the impact of higher testing volumes throughout our worldwide network of laboratories, most prominently in the U.S., resulting from increased testing from existing customers, supported by our differentiated diagnostic technologies, such as IDEXX SDMA and fecal antigen testing. Additionally, the increase in revenue was the result of higher average unit sales prices.

CAG Diagnostics services and accessories revenue growth was primarily a result of the increase in our active installed base of instruments.

CAG Diagnostics Capital – Instruments Revenue. The decrease in CAG Diagnostics capital instruments revenue reflects comparison to strong prior year placement levels, including the introduction of SediVue Dx in the second quarter of 2016 and our shift to focus sales incentives on the long-term economic value of instrument placements during 2017. Our focus on long-term economic value continues to drive new and competitive Catalyst placements, which are the highest economic value placements due to the incremental CAG Diagnostic recurring revenue. As part of this focus, we continue to see declines in the lower relative long-term economic value second Catalyst placements, as well as growth of our customer commitment programs, including up-front customer loyalty programs in the U.S. and reagent rental programs internationally. These customer commitment programs result in lower upfront instrument revenue recognized at the time of placement, and instead the recognition of revenue for these programs occurs over the term of the customer agreement.

Veterinary Software, Services and Diagnostic Imaging Systems Revenue. The increase in customer information management and diagnostic imaging systems revenue was primarily due to increasing veterinary subscription service revenue and higher support revenue resulting from an increase in our installed base. These favorable factors were partially offset by fewer licensed-based Cornerstone  ® placements as we evolve to a subscription-based model for new practice management customer acquisitions and lower relative diagnostic imaging system prices.

The following table presents the CAG segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$1,269,861		$1,143,150		$126,711	11.1%
Cost of revenue	563,939		524,182		39,757	7.6%
Gross profit	705,922	55.6%	618,968	54.1%	86,954	14.0%

Operating Expenses:
Sales and marketing	232,840	18.3%	206,482	18.1%	26,358	12.8%
General and administrative	136,087	10.7%	128,104	11.2%	7,983	6.2%
Research and development	59,138	4.7%	54,524	4.8%	4,614	8.5%
Total operating expenses	428,065	33.7%	389,110	34.0%	38,955	10.0%
Income from operations	$277,857	21.9%	$229,858	20.1%	$47,999	20.9%

CAG Gross Profit. Gross profit for CAG increased during the nine months ended September 30, 2017, as compared to the same period in the prior year, primarily due to higher sales volume and a 150 basis point increase in the gross profit percentage for the nine months ended September 30, 2017, as compared to the same period in the prior year. The gross profit percentage was primarily supported by the net benefit of price increases in our CAG Diagnostic recurring portfolio, the favorable impact of lower product and manufacturing costs, and favorable mix benefits from high growth in IDEXX VetLab consumables and rapid assay revenues. These favorable impacts were slightly offset by a reduction of approximately 20 basis points from currency movements.

CAG Operating Expense. The increase in sales and marketing expense during the nine months ended September 30, 2017, as compared to the same period in the prior year, was due primarily to increased personnel-related costs as we continue to invest in and grow our global commercial infrastructure. The increase in general and administrative expense resulted primarily from higher personnel-related costs to support overall growth. The increase in research and development expense was also due primarily to increased personnel-related costs.

Water

The following table presents the Water segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$85,531		$79,243		$6,288	7.9%
Cost of revenue	25,775		24,546		1,229	5.0%
Gross profit	59,756	69.9%	54,697	69.0%	5,059	9.2%

Operating Expenses:
Sales and marketing	10,714	12.5%	9,943	12.5%	771	7.8%
General and administrative	8,734	10.2%	7,883	9.9%	851	10.8%
Research and development	1,887	2.2%	2,007	2.5%	(120)	(6.0%)
Total operating expenses	21,335	24.9%	19,833	25.0%	1,502	7.6%
Income from operations	$38,421	44.9%	$34,864	44.0%	$3,557	10.2%

Revenue. The increase in Water revenue during the nine months ended September 30, 2017, as compared to the same period in the prior year, was attributable to the benefits of price increases, partially driven by our go-direct initiative in Brazil and, to a lesser extent, higher sales volumes of our Colilert test products and related accessories, used in coliform and E. coli testing in North America, the Asia-Pacific region. These overall favorable impacts were offset by a reduction of approximately 40 basis points from currency movements, in the current period.

Gross Profit. Gross profit for Water increased during the nine months ended September 30, 2017, as compared to the same period in the prior year, due to higher sales volumes as well as a 90 basis point increase in the gross profit percentage. The increase in the gross profit percentage was primarily due to the net benefit of price increases, partially driven by our go-direct initiatives. The overall change in currency exchange rates resulted in a decrease in the gross profit percentage of approximately 40 basis points during the nine months ended September 30, 2017, as compared to the same period of the prior year, primarily due to lower relative hedge gains in the current year, compared to the prior year.

Operating Expenses. The increase in Water operating expense during the nine months ended September 30, 2017, as compared to the same period in the prior year, was primarily due to higher personnel-related costs related to increased head count in sales and marketing expense and general administrative expenses. Research and development expense for the nine months ended September 30, 2017, as compared to the same period in the prior year, was lower primarily due to certain project costs that were incurred in the first half of 2016.

Livestock, Poultry and Dairy

The following table presents the LPD segment results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$91,266		$93,511		$(2,245)	(2.4%)
Cost of revenue	40,083		39,528		555	1.4%
Gross profit	51,183	56.1%	53,983	57.7%	(2,800)	(5.2%)

Operating Expenses:
Sales and marketing	18,528	20.3%	17,084	18.3%	1,444	8.5%
General and administrative	13,927	15.3%	15,107	16.2%	(1,180)	(7.8%)
Research and development	8,848	9.7%	9,127	9.8%	(279)	(3.1%)
Total operating expenses	41,303	45.3%	41,318	44.2%	(15)	(0.0%)
Income from operations	$9,880	10.8%	$12,665	13.5%	$(2,785)	(22.0%)

Revenue. The decrease in LPD revenue for the nine months ended September 30, 2017, as compared to the same period in the prior year, resulted from lower global milk prices which drove lower dairy producer demand for diagnostic testing particularly in China and Brazil, including lower herd health screening. These decreases were partially offset by an increase in swine testing, primarily in China, as well as expanded pregnancy testing primarily in North America and Europe. The overall change in exchange rates had no impact to overall revenue growth for the nine months ended September 30, 2017, as compared to the same period in the prior year.

Gross Profit. The decrease in LPD gross profit for the nine months ended September 30, 2017, as compared to the same period in the prior year, was due to lower sales volume as well as a 160 basis point reduction in the gross profit percentage reflecting higher product costs. These unfavorable factors were offset by approximately 20 basis points of currency impact during the nine months ended September 30, 2017, primarily due to lower relative hedge losses in the current year compared to the prior year.

Operating Expenses. Overall LPD operating expenses for the nine months ended September 30, 2017, as compared to the same period in the prior year, was relatively unchanged. Sales and marketing expenses increased during the nine months ended September 30, 2017, as compared to the same period in the prior year, due to increases in commercial infrastructure investments in emerging markets. General and administration expenses were lower due to a lower LPD allocation of overall overhead costs reflecting the higher relative growth in our CAG business as compared to LPD. Research and development expense for the nine months ended September 30, 2017, was lower due to lower consultant and personnel-related costs, slightly offset by increases in regulatory costs, as compared to the same period in the prior year.

Other

The following table presents the Other results of operations:

	For the Nine Months Ended September 30,				Change
Results of Operations		Percent of		Percent of
(dollars in thousands)	2017	Revenue	2016	Revenue	Amount	Percentage

Revenues	$16,279		$16,523		$(244)	(1.5%)
Cost of revenue	8,053		8,524		(471)	(5.5%)
Gross profit	8,226	50.5%	7,999	48.4%	227	2.8%

Operating Expenses:
Sales and marketing	1,658	10.2%	2,208	13.4%	(550)	(24.9%)
General and administrative	2,460	15.1%	4,158	25.2%	(1,698)	(40.8%)
Research and development	833	5.1%	2,382	14.4%	(1,549)	(65.0%)
Total operating expenses	4,951	30.4%	8,748	52.9%	(3,797)	(43.4%)
Income (loss) from operations	$3,275	20.1%	$(749)	(4.5%)	$4,024	(537.2%)

Revenue. The decrease in Other revenue during the nine months ended September 30, 2017, as compared to the same period in the prior year, was primarily due to lower sales volumes of our OPTI Medical blood gas analyzers and related consumables as a result of temporary product availability constraints, partially offset by price increases.

Gross Profit. Gross profit for Other increased due to a 210 basis points increase in the gross profit percentage due to lower manufacturing costs and, to a lesser extent, higher realized pricing on overall OPTI Medical product and services. The overall change in currency exchange rates resulted in a decrease in the gross profit percentage of less than 10 basis points.

Operating Expenses. The decrease in operating expense for the nine months ended September 30, 2017, as compared to the same period in the prior year, was due primarily to an intangible asset impairment within our OPTI Medical business during the first half of 2016 and lower personnel cost in research and development as a result of discontinuing our product development activities in the human point-of-care medical diagnostics market.

 During the first quarter of 2016, management reviewed our OPTI Medical product offering, which resulted in the discontinuance of our instrument development activities in the human point-of-care medical diagnostics market and a decision to focus our commercial and development efforts to support our latest generation OPTI CCA-TS2 Blood Gas and Electrolyte Analyzer. During the second quarter of 2016, management identified unfavorable trends in our OPTI Medical business resulting from this change in strategy. We revised our forecasts downward, causing us to assess the realizability of the related tangible and intangible assets and determined the expected future cash flows were less than the carrying value of the OPTI Medical asset group. Non-cash intangible asset impairments of $2.2 million were recognized during the six months ended June 30, 2016.

Unallocated Amounts

The following table presents the Unallocated Amounts results of operations:

	For the Nine Months Ended September 30,		Change
Results of Operations
(dollars in thousands)	2017	2016	Amount	Percentage

Revenues	$-	$-	$-	N/A
Cost of revenue	179	837	(658)	(78.6%)
Gross profit	(179)	(837)	658	(78.6%)

Operating Expenses:
Sales and marketing	15	736	(721)	(98.0%)
General and administrative	4,352	987	3,365	340.9%
Research and development	9,667	7,664	2,003	26.1%
Total operating expenses	14,034	9,387	4,647	49.5%
Loss from operations	$(14,213)	$(10,224)	$(3,989)	39.0%

We estimate certain personnel-related costs and allocate these budgeted expenses to the operating segments. This allocation differs from actual expense and consequently yields a difference that is reported under the caption “Unallocated Amounts.”

Gross Profit. The cost of revenue that was not allocated to segments was relatively consistent during the nine months ended September 30, 2017, as compared to the same period in the prior year.

Operating Expenses. The increase in operating expenses during the nine months ended September 30, 2017, as compared to the same period in the prior year, was primarily due to higher than budgeted employee incentive costs, as well as corporate function spending in research and development, information technology and human resources. The overall increase in operating expenses was partially offset by favorable foreign exchange gains on monetary assets, as compared to losses in the prior year, as well as customer interest payments on overdue accounts.

Non-Operating Items

Interest Income. Interest income was $3.7 million for the nine months ended September 30, 2017, as compared to $2.6 million for the nine months ended September 30, 2016. The increase in interest income was due primarily to a relatively larger portfolio of marketable securities during the nine months ended September 30, 2017, as compared to the same period in the prior year.

Interest Expense. Interest expense was $27.5 million for the nine months ended September 30, 2017, as compared to $24.3 million for the same period of the prior year. The increase in interest expense was due to higher outstanding balances and higher floating interest rates on our Credit Facility.

Provision for Income Taxes. Our effective income tax rate was 22.8 percent for the nine months ended September 30, 2017, and 30.7 percent for the nine months ended September 30, 2016. The decrease in our effective tax rate for the nine months ended September 30, 2017, as compared to the same period in the prior year, was primarily related to the adoption of ASU 2016-09 related to share-based compensation, which reduced our effective tax rate by approximately 8 percent and the expected utilization of foreign tax credits, which reduced our effective tax rate by approximately 1 percent.

Liquidity and Capital Resources

Liquidity

We fund the capital needs of our business through cash on hand, funds generated from operations, proceeds from long-term senior note financings and amounts available on our $850 million five-year unsecured revolving credit facility under an amended and restated credit agreement that we executed in December 2015 (the “Credit Facility”). At September 30, 2017, we had $454.1 million of cash, cash equivalents and marketable securities, as compared to $391.8 million on December 31, 2016. Working capital, including our Credit Facility, totaled negative $53.8 million at September 30, 2017, as compared to negative $89.0 million at December 31, 2016. Additionally, at September 30, 2017, we had remaining borrowing availability of $162.8 million under our $850 million Credit Facility. We believe that, if necessary, we could obtain additional borrowings at similar rates to our existing borrowings to fund our growth objectives. We further believe that current cash and cash equivalents, our portfolio of short-duration marketable securities, funds generated from operations, and committed borrowing availability will be sufficient to fund our operations, capital purchase requirements, and anticipated growth needs for the next twelve months. We believe that these resources, coupled with our ability, as needed, to obtain additional financing on favorable terms will also be sufficient for the foreseeable future to fund our business as currently conducted. We may enter into new financing arrangements or refinance or retire existing debt in the future depending on market conditions.

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

The following table presents cash, cash equivalents and marketable securities held domestically and by our foreign subsidiaries at September 30, 2017, and December 31, 2016:

Cash, cash equivalents and marketable securities	September 30,	December 31,
(dollars in thousands)	2017	2016

U.S.	$2,733	$4,833
Foreign	451,371	387,017
Total	$454,104	391,850

Total cash, cash equivalents and marketable securities held in U.S. dollars	$324,874	$285,756

Percentage of total cash, cash equivalents and marketable securities held in U.S. dollars	71.5%	72.9%

 The following table presents marketable securities at fair value as of September 30, 2017, and December 31, 2016:

Marketable securities		Percent of		Percent of
(dollars in thousands)	September 30, 2017	Total	December 31, 2016	Total

Corporate bonds	$139,631	49.0%	$130,771	55.2%
Certificates of deposit	60,473	21.2%	40,400	17.1%
Commercial paper	24,234	8.5%	20,228	8.5%
Asset backed securities	22,481	7.9%	27,315	11.5%
U.S. government bonds	16,286	5.7%	12,231	5.2%
Treasury bills	10,993	3.9%	-	0.0%
Agency bonds	10,987	3.9%	4,604	1.9%
Municipal bonds	-	0.0%	1,400	0.6%
Total marketable securities	$285,085		$236,949

Of the $169 million of cash and cash equivalents held as of September 30, 2017, 84 percent was held as bank deposits, 12 percent was invested in money market funds restricted to U.S. government and agency securities, and the remainder consisted of commercial paper and other securities with original maturities of less than ninety days.

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

The following table presents additional key information concerning working capital:

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016

Days sales outstanding (1)	43.4	41.7	42.4	42.1	42.4
Inventory turns (2)	1.9	2.0	1.9	2.0	1.8

(1) Days sales outstanding represents the average of the accounts receivable balances at the beginning and end of each quarter divided by revenue for that quarter, the result of which is then multiplied by 91.25 days.

(2) Inventory turns represent inventory-related cost of product revenue for the 12 months preceding each quarter-end divided by the inventory balance at the end of the quarter.

Sources and Uses of Cash

The following table presents cash provided (used):

	For the Nine Months Ended September 30,
(dollars in thousands)	2017	2016	Dollar Change

Net cash provided by operating activities	$252,150	$238,188	$13,962
Net cash used by investing activities	(114,201)	(76,508)	(37,693)
Net cash used by financing activities	(129,958)	(144,944)	14,986
Net effect of changes in exchange rates on cash	6,127	4,342	1,785
Net change in cash and cash equivalents	$14,118	$21,078	$(6,960)

Operating Activities. The increase in cash provided by operating activities of $14.0 million was driven primarily by the increase in net income, including the impact of adopting the new accounting guidance to share-based compensation, offset by the changes in operating assets and liabilities. The following table presents cash flows from changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements:

	For the Nine Months Ended September 30,
(dollars in thousands)	2017	2016	Dollar Change

Accounts receivable	$(18,724)	$(16,647)	$(2,077)
Inventories	(22,966)	(2,503)	(20,463)
Accounts payable	(3,540)	(2,496)	(1,044)
Deferred revenue	2,279	3,798	(1,519)
Other assets and liabilities	(10,734)	12,380	(23,114)
Tax benefit from share-based compensation arrangements	-	(10,225)	10,225
Total change in cash due to changes in operating assets and liabilities and the tax benefit from share-based compensation arrangements	$(53,685)	$(15,693)	$(37,992)

Cash used by accounts receivable during the nine months ended September 30, 2017, as compared to cash used during the same period in the prior year, increased approximately $2.1 million as a result of higher revenues, period over period. Cash used by inventory during the nine months ended September 30, 2017, as compared to cash used during the same period in the prior year, increased by $20.5 million, driven by operational initiatives to optimize inventory levels that were implemented in the first half of 2016, which followed a period of inventory growth to support new products and increasing demand, as well as timing impacts of inventory shipments between the fourth quarter of 2016 and the first quarter of 2017.  Cash used by other assets and liabilities during the nine months ended September 30, 2017 increased $23.1 million primarily as a result of higher relative employee incentive compensation payments, compared to the same period in the prior year.

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

Investing Activities. Cash used by investing activities was $114.2 million for the nine months ended September 30, 2017, as compared to $76.5 million for the same period in the prior year. The increase in cash used by investing activities was primarily due to net purchases of marketable securities and acquisitions of businesses during the first nine months of 2017.

Financing Activities. Cash used by financing activities was $130.0 million for the nine months ended September 30, 2017, as compared to cash used by financing activities of $144.9 million for the same period in the prior year. The decrease in cash used by financing activities was due to an increase in borrowings on our revolving Credit Facility partially offset by an increase in repurchases of our common stock and the impacts of adopting the new accounting guidance related to share-based compensation, which resulted in reclassification to operating activities.

Cash used to repurchase shares of our common stock increased $137.1 million during the nine months ended September 30, 2017, as compared to the same period in the prior year. We believe that the repurchase of our common stock is a favorable means of returning value to our shareholders and we also repurchase our stock to offset the dilutive effect of our share-based compensation programs. Repurchases of our common stock may vary depending upon the level of other investing activities and the share price. See Note 10 to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information about our share repurchases.

Net borrowing and repayment activity under the Credit Facility resulted in incremental cash provided of $160.3 million during the nine months ended September 30, 2017, as compared to the same period of the prior year. At September 30, 2017, we had $686.3 million outstanding under the Credit Facility. The general availability of funds under the Credit Facility was further reduced by $1.0 million for a letter of credit that was issued in connection with claims under our workers’ compensation policy. The Credit Facility contains affirmative, negative, and financial covenants customary for financings of this type. The negative covenants include restrictions on liens, indebtedness of subsidiaries of the Company, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. The obligations under the Credit Facility may be accelerated upon the occurrence of an event of default under the Credit Facility, which includes customary events of default including payment defaults, defaults in the performance of the affirmative, negative and financial covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, defaults relating to judgments, certain events related to employee pension benefit plans under the Employee Retirement Income Security Act of 1974, the failure to pay specified indebtedness, cross-acceleration to specified indebtedness and a change of control default.

Since December 2013, we have issued and sold through private placements senior notes having an aggregate principal amount of approximately $600 million pursuant to certain note purchase agreements (collectively, the “Senior Note Agreements”). The Senior Note Agreements contain affirmative, negative, and financial covenants customary for agreements of this type. The negative covenants include restrictions on liens, indebtedness of our subsidiaries, priority indebtedness, fundamental changes, investments, transactions with affiliates, certain restrictive agreements and violations of laws and regulations. See Note 11 to the consolidated financial statements in our 2016 Annual Report for additional information regarding our senior notes.

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

The sole financial covenant of our Credit Facility and Senior Note Agreements is a consolidated leverage ratio test that requires our ratio of debt to earnings before interest, taxes, depreciation and amortization and certain other non-cash charges (“Adjusted EBITDA”) not to exceed 3.5-to-1. At September 30, 2017, we were in compliance with the covenants of the Credit Facility and Senior Note Agreements. The following details our consolidated leverage ratio calculation as of September 30, 2017:

September 30,
Trailing 12 Months Adjusted EBITDA:	2017

Net income attributable to stockholders	$277,256
Interest expense	35,263
Provision for income taxes	91,148
Depreciation and amortization	81,861
Share-based compensation expense	22,632
Adjusted EBITDA	$508,160

September 30,
Debt to Adjusted EBITDA Ratio:	2017

Line of credit	$686,250
Long-term debt	604,149
Total debt	1,290,399
Acquisition-related contingent consideration payable	5,087
Capitalized leases	467
U.S. GAAP change - deferred financing costs	507
Gross debt	1,296,460
Gross debt to Adjusted EBITDA ratio	2.55

Less: Cash and cash equivalents	(169,019)
Less: Marketable securities	(285,085)
Net debt	$842,356
Net debt to Adjusted EBITDA ratio	1.66

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

Other Commitments, Contingencies and Guarantees

Significant commitments, contingencies and guarantees at September 30, 2017, are consistent with those discussed in the section under the heading “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” and in Note 14 to the consolidated financial statements contained in our 2016 Annual Report.

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

Foreign Currency Exchange Impacts. For both the three and nine months ended September 30, 2017, approximately 21 percent of our consolidated revenue was derived from products manufactured in the U.S. and sold internationally in local currencies, as compared to 21 percent for the three months ended September 31, 2016, and 20 percent for the nine months ended September 30, 2016. Strengthening of the U.S. dollar exchange rate relative to other currencies has a negative impact on our revenues derived in currencies other than the U.S. dollar and on profits of products manufactured in the U.S. and sold internationally, and a weakening of the U.S. dollar has the opposite effect. Similarly, to the extent that the U.S. dollar is stronger in current or future periods relative to the exchange rates in effect in the corresponding prior periods, our growth rate will be negatively affected. The impact of foreign currency denominated operating expenses and foreign currency denominated supply contracts partly offsets this exposure. Additionally, our designated hedges of intercompany inventory purchases and sales help delay the impact of certain exchange rate fluctuations on non-U.S. denominated revenues.

Our foreign currency exchange impacts are comprised of three components: 1) local currency revenues and expenses; 2) the impact of hedge contracts; and 3) intercompany and trade receivables and payables balances, and monetary balances for our subsidiaries that are denominated in a currency that is different from the functional currency used by each subsidiary. Based on projected revenues and expenses for the remainder of 2017, excluding the impact of intercompany and trade balances denominated in currencies other than the functional subsidiary currencies, we project a 1 percent strengthening of the U.S. dollar would reduce revenue by approximately $2 million and operating income by approximately $1 million. Additionally, we project our foreign currency hedge contracts in place as of September 30, 2017, would result in incremental offsetting gains of less than $0.5 million. The impact of the intercompany and trade balances, and monetary balances referred to in the third component above have been excluded, as they are transacted at multiple times during the year and we are not able to reliably forecast the impact that changes in exchange rates would have on such balances.

The following table presents the foreign currency exchange impact on our revenues, operating profit and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016, as compared to the respective prior periods:

	For the Three Months Ended		For the Nine Months Ended
(dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenue impact	$4,744	$(884)	$(3,512)	$(11,259)

Operating profit impact, excluding hedge activity	$1,982	$(104)	$(2,514)	$(4,778)

Hedge gains - prior year	(648)	(5,003)	(1,538)	(14,548)
Hedge (losses) gains - current year	(893)	648	935	1,538
Hedging activity impact	(1,541)	(4,355)	(603)	(13,010)

Operating profit impact, including hedge activity	$441	$(4,459)	$(3,117)	$(17,788)
Diluted earnings per share impact, including hedge activity	$-	$(0.04)	$(0.03)	$(0.15)

At our current foreign currency exchange rate assumptions, we anticipate the impact of a weaker U.S. dollar in the second half of 2017 will more than offset the impact of a stronger dollar in the first half of 2017 on our revenues, resulting in a year-over-year increase of approximately $5 million. We anticipate the movement in the exchange rates will decrease our operating profit and diluted earnings per share in the year ending December 31, 2017, by approximately $1 million, and $0.01 per share, respectively. This unfavorable impact is net of projected 2017 benefits from previously established foreign currency hedging contracts, which is expected to decrease total company operating profit by approximately $3 million and diluted earnings per share by approximately $0.02 in the year ending December 31, 2017. The actual impact of changes in the value of the U.S. dollar against foreign currencies in which we transact may materially differ from our expectations described above. The above estimate assumes that the value of the U.S. dollar relative to other currencies will reflect the euro at $1.16, the British pound at $1.30, the Canadian dollar at $0.78, the Australian dollar at $0.77, the Japanese yen at ¥114, Chinese renminbi at RMB 6.71 and Brazilian real at R$3.20 to the U.S. dollar for the remainder of 2017.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures, as defined by the SEC in its Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures at September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of our activities, we are at times subject to pending and threatened legal actions that arise out of the ordinary course of business. In the opinion of management, based in part upon advice of legal counsel, the disposition of any such currently pending matters is not expected to have a material effect on our results of operations, financial condition, or cash flows. However, the results of legal actions cannot be predicted with certainty. Therefore, it is possible that our results of operations, financial condition or cash flows could be materially adversely affected in any particular period by the unfavorable resolution of one or more legal actions.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors" in our 2016 Annual Report, which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors previously disclosed in the 2016 Annual Report. The risks described in our 2016 Annual Report are not the only risks facing our Company and additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, we repurchased shares of common stock as described below:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
	(a)		(b)	(c)	(d)

July 1 to July 31, 2017	213,974		$164.70	213,974	5,435,275
August 1 to August 31, 2017	63,900		$153.34	63,900	5,371,375
September 1 to September 30, 2017	36,528		$157.20	34,140	5,337,235
Total	314,402	(2)	$161.52	312,014	5,337,235

The total shares repurchased include shares purchased in the open market and shares surrendered for employee statutory tax withholding. See Part 1, Item 1, “Note 10. Repurchases of Common Stock” for discussion on shares repurchased.

(1)

On August 13, 1999, our Board of Directors approved and announced the repurchase of our common stock in the open market or in negotiated transactions pursuant to the Company’s share repurchase program. The authorization has been increased by the Board of Directors on numerous occasions; most recently the maximum level of shares that may be repurchased under the program was increased from 65 million to 68 million shares on May 2, 2017. There is no specified expiration date for this share repurchase program. There were no other repurchase programs outstanding during the three months ended September 30, 2017, and no share repurchase programs expired during the period. Repurchases of 312,014 shares were made during the three months ended September 30, 2017, in transactions made pursuant to our share repurchase program.

(2)

During the three months ended September 30, 2017, we received 2,388 shares of our common stock that were surrendered by employees in payment for the minimum required withholding taxes due on the vesting of restricted stock units and settlement of deferred stock units. In the above table, these shares are included in columns (a) and (b), but excluded from columns (c) and (d). These shares do not reduce the number of shares that may yet be purchased under the share repurchase program.

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

IDEXX LABORATORIES, INC.

/s/ Brian P. McKeon
Date: October 31, 2017	Brian P. McKeon
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)